Form 10-Q
period 2003-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2003-05-09
CIK 1179755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the period ended March 31, 2003, or

          |_| Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission file number 1-31599

                        ENDURANCE SPECIALTY HOLDINGS LTD.
             (Exact Name of Registrant as Specified in Its Charter)

              Bermuda                                     98-0392908
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

            Crown House
        4 Par-la-Ville Road
         Hamilton, Bermuda                                  HM 08
  (Address of Principal Executive                        (Zip Code)
              Offices)

                                 (441) 278-0400
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
Description of Class                                 as of May 8, 2003
----------------------------------------      -------------------------------
Ordinary Shares - $1.00 par value                       63,661,185
----------------------------------------      -------------------------------
Class A Shares - $1.00 par value                          938,815

                                      INDEX

                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
     Condensed Consolidated Balance Sheets
     March 31, 2003 and December 31, 2002                                    2
     Condensed Consolidated Statements of Income and Comprehensive
       Income, Three Months Ended March 31, 2003 and 2002                    3
     Condensed Consolidated Statements of Changes in Shareholders'
       Equity, Three Months Ended March 31, 2003 and 2002                    4
     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 2003 and 2002                              5

     Notes to the Unaudited Condensed Consolidated Financial Statements      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     13

Item 4.  Controls and Procedures                                             26

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   27

Item 2.  Changes in Securities and Use of Proceeds                           27

Item 3.  Defaults Upon Senior Securities                                     27

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 5.  Other Information                                                   28

Item 6.  Exhibits and Reports on Form 8-K                                    28

SIGNATURES                                                                   29

CERTIFICATIONS                                                               30

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands of United States dollars except share amounts)

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2003              2002
                                                                           -----------      ------------
                                    ASSETS                                 (UNAUDITED)        (AUDITED)
Cash and cash equivalents                                                  $  312,810        $  256,840
Fixed maturity investments available for sale, at fair value
   (amortized cost: $1,670,807 and $1,358,027 at March 31, 2003
     and December 31, 2002, respectively)                                   1,718,221         1,406,409
Premiums receivable, net (includes $230 and $45,368 from
   related parties at March 31, 2003 and December 31, 2002,
   respectively)
                                                                              379,238           264,355
Deferred acquisition costs                                                    121,715            81,676
Prepaid reinsurance premiums                                                    6,705             7,501
Accrued investment income                                                      17,561            11,209
Intangible assets                                                              15,221            14,344
Other assets                                                                   13,984            12,260
                                                                           ----------        ----------
Total assets                                                               $2,585,455        $2,054,594
                                                                           ==========        ==========

                                   LIABILITIES

Reserve for losses and loss expenses                                       $  297,754        $  200,840
Reserve for unearned premiums                                                 572,768           403,305
Reinsurance balances payable                                                   20,579            16,443
Bank debt                                                                     141,429           192,000
Net payable for investments purchased                                          67,525             6,470
Other liabilities                                                              16,853            18,036
                                                                           ----------        ----------
Total liabilities                                                           1,116,908           837,094
                                                                           ----------        ----------

                              SHAREHOLDERS' EQUITY

Common shares
   Ordinary - 63,661,185 issued and outstanding (2002 - 54,061,185)            63,661            54,061
   Class A - 938,815 issued and outstanding (2002 - 938,815)                      939               939
Additional paid-in capital                                                  1,205,112         1,009,415
Accumulated other comprehensive income                                         45,256            50,707
Retained earnings                                                             153,579           102,378
                                                                           ----------        ----------
Total shareholders' equity                                                  1,468,547         1,217,500
                                                                           ----------        ----------
Total liabilities and shareholders' equity                                 $2,585,455        $2,054,594
                                                                           ==========        ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  2003 AND 2002
  (In thousands of United States dollars, except share and per share amounts)

                                                                                2003                 2002
                                                                            ------------         ------------
Revenues
  Gross premiums written                                                    $    362,115         $    130,921
                                                                            ============         ============

  Net premiums written                                                           360,054              130,921
  Change in unearned premiums                                                   (170,401)            (113,289)
                                                                            ------------         ------------

  Net premiums earned (includes $129 and $1,920 from related
  parties in 2003 and 2002, respectively)                                        189,653               17,632
  Net investment income                                                           14,356                5,618
  Net foreign exchange gains (losses)                                              2,506                 (285)
  Net realized gains on sales of investments                                       4,404                   --
                                                                            ------------         ------------
Total revenues                                                                   210,919               22,965
                                                                            ------------         ------------
Expenses
   Losses and loss expenses (includes $46 and $1,010 from related
     parties in 2003 and 2002, respectively)                                     104,145                9,571
  Acquisition expenses (includes $14 and $457 from related
     parties in 2003 and 2002, respectively)                                      34,560                2,708
   General and administrative expenses                                            19,466                7,429
  Amortization of intangibles                                                        405                   --
  Interest expense                                                                 1,207                   --
                                                                            ------------         ------------
Total expenses                                                                   159,783               19,708
                                                                            ------------         ------------
Income before income taxes                                                        51,136                3,257
  Income tax benefit                                                                  65                   --
                                                                            ------------         ------------
Net income                                                                        51,201                3,257
                                                                            ------------         ------------
Other comprehensive income (loss)
  Holding gains (losses) on investments arising during the period
     (2003: net of applicable deferred income taxes of $48)                        3,417               (4,775)
  Foreign currency translation adjustments                                        (3,022)                  --
  Net (loss) on derivatives designated as cash flow hedge                         (1,442)                  --
  Reclassification adjustment for net realized gains included in net
     income                                                                       (4,404)                  --
                                                                            ------------         ------------
Other comprehensive (loss)                                                        (5,451)              (4,775)
                                                                            ------------         ------------
Comprehensive income (loss)                                                 $     45,750         $     (1,518)
                                                                            ============         ============

Per share data
  Weighted average number of common and common equivalent
    shares outstanding:
    Basic                                                                     58,457,745           60,000,000
                                                                            ============         ============
    Diluted                                                                   59,671,510           60,000,000
                                                                            ============         ============
  Basic earnings per share                                                  $       0.88         $       0.05
                                                                            ============         ============
  Diluted earnings per share                                                $       0.86         $       0.05
                                                                            ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                     (In thousands of United States dollars)

                                                                                   2003                2002
                                                                               -----------         -----------
Common shares
   Balance, beginning of period                                                $    55,000         $    60,000
   Issuance of common shares                                                         9,600                  --
                                                                               -----------         -----------
   Balance, end of period                                                           64,600              60,000
                                                                               -----------         -----------

Additional paid-in capital
   Balance, beginning of period                                                  1,009,415           1,102,000
   Issuance of common shares                                                       195,744                  --
   Issuance of phantom shares                                                        3,064                  --
   Public offering costs                                                            (3,711)                 --
   Stock-based compensation expense                                                    600                  --
                                                                               -----------         -----------
   Balance, end of period                                                        1,205,112           1,102,000
                                                                               -----------         -----------

Accumulated other comprehensive income (loss)
   Cumulative foreign currency translation adjustments:
     Balance, beginning of period                                                    3,662                  --
     Foreign currency translation adjustments                                       (3,022)                 --
                                                                               -----------         -----------
     Balance, end of period                                                            640                  --
                                                                               -----------         -----------
   Unrealized holding gains on investments:
     Balance, beginning of period                                                   47,045                 (58)
     Net unrealized holding gains arising during the period, net of
       reclassification adjustment                                                    (987)             (4,775)
                                                                               -----------         -----------
     Balance, end of period                                                         46,058              (4,833)
                                                                               -----------         -----------
   Accumulated derivative gain (loss) on cash flow hedging instruments:
     Balance, beginning of period                                                       --                  --
     Net change from current period hedging transactions                            (1,457)                 --
     Net derivative loss reclassified to earnings                                       15                  --
                                                                               -----------         -----------
     Balance, end of period                                                         (1,442)                 --
                                                                               -----------         -----------
   Total accumulated other comprehensive income (loss)                              45,256              (4,833)
                                                                               -----------         -----------

Retained earnings
   Balance, beginning of period                                                    102,378                 312
   Net income                                                                       51,201               3,257
                                                                               -----------         -----------
   Balance, end of period                                                          153,579               3,569
                                                                               -----------         -----------

Total shareholders' equity                                                     $ 1,468,547         $ 1,160,736
                                                                               ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                     (In thousands of United States dollars)

                                                                         2003               2002
                                                                      ---------         -----------
Cash flows provided by (used in) operating activities:
   Net income                                                         $  51,201         $     3,257
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                        6,955                 528
     Net realized gains on sales of investments                          (4,404)                 --
     Deferred taxes                                                       2,405                  --
     Stock-based compensation expense                                       600                  --
     Premiums receivable, net                                          (114,883)            (84,977)
     Deferred acquisition costs                                         (40,039)            (21,067)
     Prepaid reinsurance premiums                                           796                  --
     Accrued investment income                                           (6,352)             (4,342)
     Other assets                                                        (2,245)             (3,035)
     Reserve for losses and loss expenses                                96,914               9,571
     Reserve for unearned premiums                                      169,463             113,289
     Reinsurance balances payable                                         3,259                  --
     Other liabilities                                                   (1,966)             37,902
                                                                      ---------         -----------
Net cash provided by operating activities                               161,704              51,126
                                                                      ---------         -----------

Cash flows provided by (used in) investing activities:
   Proceeds from sales of fixed maturity investments                    319,178                  --
   Purchases of fixed maturity investments                             (574,262)           (495,178)
   Purchases of fixed assets                                               (777)               (270)
                                                                      ---------         -----------
Net cash (used in) investing activities                                (255,861)           (495,448)
                                                                      ---------         -----------

Cash flows provided by (used in) financing activities:
   Issuance of common shares                                            205,344                  --
   Offering costs paid                                                   (3,711)                 --
   Bank debt repaid                                                     (50,571)                 --
                                                                      ---------         -----------
Net cash provided by financing activities                               151,062                  --
                                                                      ---------         -----------
Effect of exchange rate changes on cash and cash equivalents               (935)                 --
                                                                      ---------         -----------
Net increase (decrease) in cash and cash equivalents                     55,970            (444,322)
Cash and cash equivalents, beginning of period                          256,840           1,162,440
                                                                      ---------         -----------
Cash and cash equivalents, end of period                              $ 312,810         $   718,118
                                                                      =========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

1.    General

      Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America ("Endurance U.S."), based in New York.

      The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in Endurance Holdings' final prospectus filed with the United States Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026) in connection with the initial public offering of Endurance Holdings' ordinary shares.

      Certain reclassifications have been made for 2002 to conform to the 2003 presentation.

2.    Significant events

      On March 5, 2003, Endurance Holdings completed an initial public offering which resulted in the issuance of 9,600,000 of its ordinary shares. The ordinary shares are listed for trading on the New York Stock Exchange under the symbol "ENH". Total proceeds received net of underwriting discounts and other offering expenses were $201.6 million. Net proceeds have been credited to shareholders' equity. Pursuant to the terms of its term loan facility, upon consummation of the public offering, the Company repaid $50.6 million of its outstanding principal under the term loan. The Company invested the remaining net proceeds of the offering in investment-grade, fixed maturity investments, pending their use to provide additional capital to the operating subsidiaries and for other general corporate purposes.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
       (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

3.    Debt and financing arrangements

      On August 13, 2002, the Company entered into a $192 million three-year term loan facility and a $108 million letter of credit and revolving credit facility with a syndicate of commercial banks. At March 31, 2003, the Company had $141.4 million of the term loan outstanding after the repayment of $50.6 million in conjunction with the public offering and letters of credit totaling $67.0 million outstanding. Under the terms of the term loan facility, the Company is committed to making further repayments of $38.4 million by September 30, 2003, $76.8 million by September 30, 2004 and $26.2 million by September 30, 2005.

      Interest rates on the term loan are LIBOR plus a spread that is based on the Company's debt to capital ratio. The interest rate applied to the outstanding balance averaged 2.70% during the three month period ended March 31, 2003. The letter of credit and revolving credit facility expires on August 11, 2003, at which point any revolving credit balance will be converted into a six-month term loan. The agreements contain certain covenants including requirements that debt, as defined in the agreements, to shareholders' equity does not exceed a ratio of 0.35:1; consolidated tangible net worth must exceed $750 million; and the consolidated fixed charge ratio, as defined in the agreements, must exceed 2:1. In addition, the Company must apply 25% of the cash proceeds received from any sale of equity securities to the repayment of outstanding principal of term loans outstanding under the term loan facility. The Company was in compliance with all covenants of these agreements at March 31, 2003.

      The Company recorded interest expense of $1.2 million for the period ended March 31, 2003 and at March 31, 2003, the fair value of the borrowings approximates the carrying value.

      As part of its overall strategy to manage the level of interest rate exposure, the Company has entered into an interest rate swap contract to hedge the variable cash outflows related to the term loan facility. The contract became effective on March 27, 2003 and provides for the exchange of floating rate payments for fixed rate payments (2.62% per annum) on a declining notional amount corresponding to the outstanding principal amount of the $100 million drawn down on the term loan facility on September 27, 2002. The agreement has been designated as a "cash flow hedge" under SFAS No. 133, and accordingly, the changes in fair value of the derivative are recorded in other comprehensive income and recognized as a component of interest expense in the statement of income when the variable interest expense affects earnings. At March 31, 2003 the fair value of the interest rate swap amounted to a liability of $1.4 million and is included on the balance sheet as a component of other liabilities; the estimated net amount of the existing loss that is expected to be reclassified into earnings in the next twelve months is $1.2 million. The fair value of the interest rate swap was estimated by calculating the net present value of expected future cash flows based on market rates at March 31, 2003.

4.    Earnings per share

      Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings' ordinary shares and class A shares (collectively referred to as "common shares") by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the fully vested phantom shares discussed in note 5. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
       (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.    Earnings per share, cont'd.

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively:

                                                               2003               2002
                                                           -----------        -----------
      Numerator:
        Net income available to common shareholders        $    51,201        $     3,257
                                                           -----------        -----------

      Denominator:
        Weighted average shares - basic
          Ordinary shares outstanding                       58,413,333         60,000,000
          Phantom shares outstanding                            44,412                 --
                                                           -----------        -----------
                                                            58,457,745         60,000,000
        Share equivalents
          Warrants                                             908,744                 --
          Options                                              305,021                 --
                                                           -----------        -----------
        Weighted average shares - diluted                   59,671,510         60,000,000
                                                           -----------        -----------
      Basic earnings per common share                      $      0.88        $      0.05
                                                           -----------        -----------
      Diluted earnings per common share                    $      0.86        $      0.05
                                                           -----------        -----------

5.    Stock-based employee compensation plans

      The Company has a stock-based employee compensation plan (the "Option Plan") which provides for the grant of options to purchase shares of the Company's common shares, share appreciation rights, restricted shares, phantom shares, share bonuses and other awards to key employees. On March 1, 2003, the Company settled $3.1 million of its 2002 annual bonus obligations to certain employees with grants of 133,234 fully vested phantom shares. Each phantom share represents the right to receive an equivalent number of ordinary shares of the Company. The phantom shares will be automatically settled over a three year period. At the Company's exclusive option, the phantom shares may be settled in cash, ordinary shares or in a combination thereof. The fair value of the phantom stock grants at the date of grant was equal to the 2002 bonus obligation recognized during the year ended December 31, 2002, and as such, no additional compensation expense has been recognized in 2003.

      Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Option Plan vest over periods of up to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards granted.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
       (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

5.    Stock-based employee compensation plans, cont'd.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2003 and 2002, respectively.

                                                                          2003                   2002
                                                                    ---------------        ---------------
      Net income, as reported                                       $        51,201        $         3,257
      Add: Stock-based employee compensation expense
        included in reported net income, net of related tax
        effects                                                                 600                     --
      Deduct: Total stock-based employee compensation
        expense determined under fair value based method for
        all awards, net of related tax effects                               (2,797)                (1,270)
                                                                    ---------------        ---------------
      Pro forma net income                                          $        49,004        $         1,987
                                                                    ===============        ===============

      Earnings per share:
        Basic - as reported                                         $          0.88        $          0.05
                                                                    ===============        ===============
        Basic - pro forma                                           $          0.84        $          0.03
                                                                    ===============        ===============
        Diluted - as reported                                       $          0.86        $          0.05
                                                                    ===============        ===============
        Diluted - pro forma                                         $          0.82        $          0.03
                                                                    ===============        ===============

6.    Segment reporting

      The determination of the Company's business segments is based on how the Company monitors the performance of its underwriting operations. The Company has six reportable business segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk and other specialty lines.

            o Property Per Risk Treaty Reinsurance - reinsures individual property risks of ceding companies on a treaty basis.

            o Property Catastrophe Reinsurance - reinsures catastrophic perils for ceding companies on a treaty basis.

            o Casualty Treaty Reinsurance - reinsures third party liability exposures from ceding companies on a treaty basis.

            o Property Individual Risk - insurance and facultative reinsurance of commercial properties.

            o Casualty Individual Risk - insurance and facultative reinsurance of third party liability exposures.

            o Other Specialty Lines - insurance and reinsurance of unique opportunities, including aerospace, self insured risks and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others.

      Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
       (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting, cont'd.

      General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on the segment's proportional share of gross premiums written. The following table provides a summary of the segment revenues and results for the three months ended March 31, 2003 and the reserve for losses and loss expenses as of March 31, 2003:

                                                        Property Per         Property            Casualty
                                                        Risk Treaty         Catastrophe           Treaty
                                                        Reinsurance         Reinsurance         Reinsurance
                                                      ---------------     ---------------     ---------------
      Revenues
         Gross premiums written                           $91,979             $60,634             $ 83,427
                                                          -------             -------             --------
         Net premiums written                              91,979              61,344               81,162
                                                          -------             -------             --------
         Net premiums earned                               41,036              36,027               40,252
                                                          -------             -------             --------
      Expenses
         Losses and loss expenses                          24,794               6,292               26,654
         Acquisition expenses                               9,119               5,207               10,927
         General and administrative expenses                5,403               2,792                3,913
                                                          -------             -------             --------
                                                           39,316              14,291               41,494
                                                          -------             -------             --------
      Underwriting income (loss)                          $ 1,720             $21,736             $ (1,242)
                                                          =======             =======             ========
      Loss ratio                                            60.4%               17.5%                66.2%
      Acquisition expense ratio                             22.2%               14.5%                27.2%
      General and administrative expense ratio              13.2%                7.7%                 9.7%
                                                          -------             -------             --------
      Combined ratio                                        95.8%               39.7%               103.1%
                                                          -------             -------             --------
      Reserve for losses and loss expenses                $58,146             $45,988             $ 82,077
                                                          =======             =======             ========

                                                          Property           Casualty         Other Specialty
                                                      Individual Risk     Individual Risk          Lines
                                                      ---------------     ---------------     ---------------
      Revenues
         Gross premiums written                           $14,597             $33,522             $ 77,956
                                                          -------             -------             --------
         Net premiums written                              14,091              33,522               77,956
                                                          -------             -------             --------
         Net premiums earned                               15,015              31,915               25,408
                                                          -------             -------             --------
       Expenses
         Losses and loss expenses                           2,239              24,153               20,013
         Acquisition expenses                               1,585               3,865                3,857
         General and administrative expenses                1,158               2,546                3,654
                                                          -------             -------             --------
                                                            4,982              30,564               27,524
                                                          -------             -------             --------
      Underwriting income (loss)                          $10,033             $ 1,351             $ (2,116)
                                                          =======             =======             ========
      Loss ratio                                            14.9%               75.7%                78.8%
      Acquisition expense ratio                             10.6%               12.1%                15.2%
      General and administrative expense ratio               7.7%                8.0%                14.4%
                                                          -------             -------             --------
      Combined ratio                                        33.2%               95.8%               108.4%
                                                          -------             -------             --------
      Reserve for losses and loss expenses                $15,508             $58,111             $ 37,924
                                                          =======             =======             ========

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
       (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting, cont'd.

      The following table provides a summary of the segment revenues and results for the three months ended March 31, 2002 and the reserve for losses and loss expenses as of March 31, 2002:

                                                        Property Per           Property              Casualty
                                                        Risk Treaty           Catastrophe             Treaty
                                                        Reinsurance           Reinsurance           Reinsurance
                                                      ---------------       ---------------       ---------------
      Revenues
         Gross premiums written                           $ 13,378              $ 21,584              $ 44,896
                                                          --------              --------              --------
         Net premiums written                               13,378                21,584                44,896
                                                          --------              --------              --------
         Net premiums earned                                 1,306                 5,199                 7,031
                                                          --------              --------              --------
      Expenses
         Losses and loss expenses                              785                 2,466                 3,918
         Acquisition expenses                                  170                   507                 1,628
         General and administrative expenses                 1,563                 1,657                 1,894
                                                          --------              --------              --------
                                                             2,518                 4,630                 7,440
                                                          --------              --------              --------
      Underwriting income (loss)                          $ (1,212)             $    569              $   (409)
                                                          ========              ========              ========
      Loss ratio                                             60.1%                 47.4%                 55.7%
      Acquisition expense ratio                              13.0%                  9.8%                 23.2%
      General and administrative expense ratio              119.7%                 31.9%                 26.9%
                                                          --------              --------              --------
      Combined ratio                                        192.8%                 89.1%                105.8%
                                                          --------              --------              --------
      Reserve for losses and loss expenses                $    785              $  2,466              $  3,918
                                                          ========              ========              ========

                                                          Property              Casualty          Other Specialty
                                                      Individual Risk       Individual Risk            Lines
                                                      ---------------       ---------------       ---------------
      Revenues
         Gross premiums written                           $ 11,960              $  2,614              $ 36,489
                                                          --------              --------              --------
         Net premiums written
                                                            11,960                 2,614                36,489
                                                          --------              --------              --------
         Net premiums earned                                 1,703                   671                 1,722
                                                          --------              --------              --------
       Expenses
         Losses and loss expenses                              888                   484                 1,030
         Acquisition expenses                                  128                    22                   253
         General and administrative expenses                   585                   994                   736
                                                          --------              --------              --------
                                                             1,601                 1,500                 2,019
                                                          --------              --------              --------
      Underwriting income (loss)                          $    102              $   (829)             $   (297)
                                                          ========              ========              ========
      Loss ratio                                             52.1%                 72.1%                 59.8%
      Acquisition expense ratio                               7.5%                  3.3%                 14.7%
      General and administrative expense ratio               34.4%                148.1%                 42.7%
                                                          --------              --------              --------
      Combined ratio                                         94.0%                223.5%                117.2%
                                                          --------              --------              --------
      Reserve for losses and loss expenses                $    888              $    484              $  1,030
                                                          ========              ========              ========

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
       (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting, cont'd.

      The following table reconciles total segment results to consolidated income before income taxes for the three months ended March 31, 2003 and 2002, respectively:

                                                              2003                2002
                                                            --------             -------
      Total underwriting income (loss)                      $ 31,482             $(2,076)
      Net investment income                                   14,356               5,618
      Net foreign exchange gains (losses)                      2,506                (285)
      Net realized gains on sales of investments               4,404                  --
      Amortization of intangibles                               (405)                 --
      Interest expense                                        (1,207)                 --
                                                            --------             -------
      Consolidated income before income taxes               $ 51,136             $ 3,257
                                                            ========             =======

7.    Commitments and contingencies

      Concentrations of credit risk. As of March 31, 2003 and December 31 2002, substantially all the Company's cash and investments were held by one custodian. The Company's investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury.

      Major production sources. During the period ended March 31, 2003, the Company obtained 82% of its gross premiums written through four brokers:
      Aon Corporation - 31.6%, Willis Companies - 23.9%, Marsh & McLennan Companies, Inc. - 13.9%, and Benfield Group - 12.1%.

      Letters of credit. As of March 31, 2003, the Company's bankers have issued letters of credit of approximately $67.0 million (2002 - $nil) in favor of certain ceding companies.

      Employment agreements. The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances.

      Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2003 are as follows:

      Year Ended
        March 31                               Amount
        --------                               ------
           2004                             $   1,510
           2005                                 1,217
           2006                                   832
           2007                                   559
           2008                                   469
           2009 and thereafter                  3,610
                                            ---------

                                            $   8,197
                                            =========

      Total rent expense under operating leases for the period ended March 31, 2003 was $429,000 (2002 - $nil).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three month periods ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2002, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our final prospectus filed with the Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026) in connection with the initial public offering of our ordinary shares.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risk and uncertainties. Please see the section captioned "Cautionary Statement Regarding Forward-Looking Statements" for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Overview

Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of commercial property and casualty insurance and reinsurance on a global basis through its three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America " ("Endurance U.S."), based in New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the "Company".

Application of Critical Accounting Estimates

Our condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of our critical accounting estimates please refer to our final prospectus filed with the Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026). There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of operations

The following is a discussion and analysis of the Company's consolidated results of operations for the three month periods ended March 31, 2003 and March 31, 2002.

Premiums. In the period ended March 31, 2003, gross premiums written were $362.1 million compared to gross premiums written of $130.9 million for the period ended March 31, 2002. Gross premiums written increased in the first three months of 2003 as a result of the formation of Endurance U.S. and Endurance U.K., the significant expansion of our team of underwriters (47 at March 31, 2003 compared to 11 at March 31, 2002) and the renewal of business acquired from LaSalle Re Limited on May 16, 2002.

Reinsurance premiums ceded for the period ended March 31, 2003 were $2.1 million. The Company did not purchase reinsurance in the period ended March 31, 2002.

Net premiums earned for the period ended March 31, 2003 were $189.7 million compared to net premiums earned for the period ended March 31, 2002 of $17.6 million. Net premiums earned increased in 2003 as a result of the higher level of premiums written in the period ended March 31, 2003 compared to 2002 in addition to the earning of net premiums that were written in the period since the inception of the Company.

Net Investment Income. Net investment income for the period ended March 31, 2003 was $14.4 million, compared to net investment income of $5.6 million for the period ended March 31, 2002. During the period ended March 31, 2003, net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. Net investment income during the period ended March 31, 2002 was derived primarily from interest earned on cash and short term deposits. Invested assets increased substantially in the year, standing at $2.0 billion at March 31, 2003 compared to $1.2 billion at March 31, 2002. Investment management fees for the period ended March 31, 2003 were $0.5 million compared to $0.1 million in the first quarter of 2002.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase dates of its aggregate assets) and total return (which is the implied yield attributable to the accretion in market value of the invested portfolio) were 3.81% and 3.87%, respectively, for the period ended March 31, 2003. Total return includes unrealized gains and losses. The invested portfolio represents cash and cash equivalents and fixed maturity investments managed by the investment managers. For the period ended March 31, 2002, the annualized period book yield and total return were 3.14% and 0.29%, respectively. The performance for the period ended March 31, 2002 was derived primarily from investments in cash and short term deposits given that the Company did not commence allocating the portfolio to its fixed maturity investment managers until the latter part of that period. The transition period was approximately half completed at March 31, 2002 with 57% of invested assets held in cash and cash equivalent securities with an overall portfolio duration of 1.56 years and the book yield of 3.14%. Throughout the rest of the year the portfolio was invested to capitalize on spread sectors as the Federal Reserve continued to cut interest rates by an additional 50 basis points. By March 31, 2003 the proportion of cash and cash equivalent securities had been reduced to 10% of invested assets with the overall portfolio duration being extended to 2.52 years and the book yield rising to 3.81%. Both increases are primarily due to the redeployment of assets into longer term spread sectors.

Net Realized Investment Gains. Net realized investment gains for the period ended March 31, 2003 were $4.4 million, compared to no net realized investment gains in the period ended March 31, 2002. In 2003, net investment gains were realized from the sale of fixed maturity securities, executed as part of the ongoing management of our investment portfolio. Declining interest rates in the U.S. over the last twelve months have resulted in gains on the Company's fixed maturity investments that were initially purchased with yields higher than current market rates. During the period ended March 31, 2002, no investment securities were sold.

Losses and Loss Expenses. Losses and loss expenses for the periods ended March 31, 2003 and 2002 were $104.1 million and $9.6 million, respectively. The loss ratios for the periods ended March 31, 2003 and 2002 were 54.9% and 54.3%, respectively. During the period ended March 31, 2003 the Company's results were impacted by three loss events which resulted in aggregate specific case reserves recorded of $6.1 million. The reported claims relating to these events in the period ended March 31, 2003 relate to the Company's underwriting activities in property per risk treaty reinsurance, property catastrophe reinsurance and the casualty treaty reinsurance lines of business. There were no reported claims in the period ended March 31, 2002. The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses.

As of March 31, 2003, there were no known emerging loss events or loss trends that management is aware of that may result in material adjustments to the prior period reserves for the Company. Should such events or trends become evident in the future, the reserves for the Company will be adjusted as necessary.

Acquisition Expenses. Acquisition expenses for the period ended March 31, 2003 were $34.6 million compared to acquisition expenses of $2.7 million for the period ended March 31, 2002. The acquisition expense ratio for the period ended March 31, 2003 was 18.2% compared to an acquisition expense ratio of 15.4% for the period ended March 31, 2002. The increase in acquisition expense ratio is due to changes in the mix of business underwritten by the Company.

General and Administrative Expenses. General and administrative expenses for the period ended March 31, 2003 were $19.5 million, compared to general and administrative expenses of $7.4 million for the period ended March 31, 2002. General and administrative expenses in the period were comprised of $12.1 million in personnel costs, $1.5 million relating to technology and communication and $5.9 million in other expenses. General and administrative expenses in 2002 were comprised of $3.4 million in personnel costs, $1.5 million relating to recruitment of staff and $2.5 million in other expenses.

The general and administrative expense ratio for the period ended March 31, 2003 was 10.3% compared to a general and administrative expense ratio of 42.1% for the period ended March 31, 2002. The much higher 2002 ratio was due to the Company's significant start-up costs which contrasted with the early stages of underwriting activity and limited premium earnings. In the period ended March 31, 2003, the ratio has declined as a result of growth in premiums earned.

Net Income. Net income for the period ended March 31, 2003 was $51.2 million compared to $3.3 million for the period ended March 31, 2002. Net income in the 2003 period was comprised of net underwriting income of $31.5 million, net investment income of $14.4 million, net realized investment gains of $4.4 million, net foreign exchange gains of $2.5 million, interest expense of $1.2 million and amortization of intangible assets of $0.4 million. Net income in the 2002 period was comprised of a net underwriting loss of $2.1 million, net investment income of $5.6 million and a net foreign exchange loss of $0.2 million. The increase in net income for the three months ended March 31, 2003 compared to the same period in 2002 is due to the expansion of the Company's underwriting activities and personnel and continued implementation of its business plan subsequent to March 31, 2002.

Comprehensive Income. Comprehensive income for the period ended March 31, 2003 was $45.8 million compared to a comprehensive loss for the period ended March 31, 2002 of $1.5 million. Comprehensive income for the 2003 period was comprised of the net income of $51.2 million described above, a decrease in net unrealized investment gains of $1.0 million, losses on foreign currency translation adjustments of $3.0 million and a net loss on derivatives designated as a cash flow hedge of $1.4 million. Comprehensive income for the 2002 period was comprised of the net income of $3.3 million described above and a net decrease in unrealized investment gains of $4.8 million.

Underwriting results by operating segments

The determination of the Company's business segments is based on how the Company monitors the performance of its underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. As a newly formed company, our historical combined ratio may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on the segment's proportional share of gross premiums written.

Property per risk treaty reinsurance

Our Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. Our property per risk reinsurance contracts cover claims from individual insurance policies written by our ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the periods ended March 31, 2003 and 2002, respectively.

                                              March 31,      March 31,
                                                 2003           2002          Change
                                              ---------      ---------       --------
Revenues
    Gross premiums written                     $91,979       $ 13,378        $ 78,601
                                               -------       --------        --------
    Net premiums written                        91,979         13,378          78,601
                                               -------       --------        --------
    Net premiums earned                         41,036          1,306          39,730
                                               -------       --------        --------
Expenses
    Losses and loss expenses                    24,794            785          24,009
    Acquisition expenses                         9,119            170           8,949
    General and administrative expenses          5,403          1,563           3,840
                                               -------       --------        --------
                                                39,316          2,518          36,798
                                               -------       --------        --------
 Underwriting income (loss)                    $ 1,720       $ (1,212)       $  2,932
                                               =======       ========        ========
 Loss ratio                                       60.4%          60.1%            0.3%
 Acquisition expense ratio                        22.2%          13.0%            9.2%
 General and administrative expense ratio         13.2%         119.7%         (106.5%)
                                               -------       --------        --------
 Combined ratio                                   95.8%         192.8%          (97.0%)
                                               -------       --------        --------
 Reserve for losses and loss expenses          $58,146       $    785        $ 57,361
                                               =======       ========        ========

Premiums. For the period ended March 31, 2003, gross premiums written were $92.0 million and net premiums earned were $41.0 million compared to gross premiums written of $13.4 million and net premiums earned of $1.3 million for the same period in 2002. The increase in gross premiums written was primarily due to the significant expansion of the Company's underwriting staff. Endurance U.S. and Endurance U.K. contributed to this increase, recording gross premiums written of $38.0 million and $17.0 million, respectively in the period ended March 31, 2003. The ratio of net premiums earned to net premiums written during the first three months of 2003 was 44.6% compared to 9.8% for the period to March 31, 2002. These levels of earnings compared to premiums written are due to the earning of policies attaching contracts which have comprised 63.3% of premiums written in this segment since the inception of the Company. The majority of the policies attaching contracts have a 24-month risk period and, as such, the premiums are earned over that risk period. The higher ratio of net premiums earned to net premiums written for the period to March 31, 2003 was a result of the earning of premiums that have been recorded over the period since the inception of the Company.

Losses and Loss Expenses. Losses and loss expenses for the periods ended March 31, 2003 and March 31, 2002 were $24.8 million and $0.8 million, respectively. The loss ratio was 60.4% for the three months ended March 31, 2003 and 60.1% for the same period in 2002.

Acquisition Expenses. Acquisition expenses for the period ended March 31, 2003 were $9.1 million or 22.2% of net premiums earned. For the period ended March 31, 2002, acquisition expenses were $0.2 million or 13.0% of net premiums earned. The higher expense ratio in the period to March 31, 2003 is due to an increased percentage of business in this segment relating to quota share reinsurance contracts which incur higher commissions.

General and Administrative Expenses. General and administrative expenses for the periods ended March 31, 2003 and March 31, 2002 were $5.4 million and $1.6 million, respectively. This increase is due to the Company having been in its early stages of development in the period ended March 31, 2002 and therefore incurred lower levels of operating expenses at that time. However, general and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Property catastrophe reinsurance

Our Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the periods ended March 31, 2003 and 2002, respectively.

                                              March 31,     March 31,
                                                 2003          2002         Change
                                              ---------     ---------      --------
Revenues
    Gross premiums written                     $60,634       $21,584       $ 39,050
                                               -------       -------       --------
    Net premiums written                        61,344        21,584         39,760
                                               -------       -------       --------
    Net premiums earned                         36,027         5,199         30,828
                                               -------       -------       --------
Expenses
    Losses and loss expenses                     6,292         2,466          3,826
    Acquisition expenses                         5,207           507          4,700
    General and administrative expenses          2,792         1,657          1,135
                                               -------       -------       --------
                                                14,291         4,630          9,661
                                               -------       -------       --------
 Underwriting income                           $21,736       $   569       $ 21,167
                                               =======       =======       ========
 Loss ratio                                       17.5%         47.4%         (29.9%)
 Acquisition expense ratio                        14.5%          9.8%           4.7%
 General and administrative expense ratio          7.7%         31.9%         (24.2%)
                                               -------       -------       --------
 Combined ratio                                   39.7%         89.1%         (49.4%)
                                               -------       -------       --------
 Reserve for losses and loss expenses          $45,988       $ 2,466       $ 43,522
                                               =======       =======       ========

Premiums. For the period ended March 31, 2003, gross premiums written were $60.6 million and net premiums earned were $36.0 million compared to gross premiums written of $21.6 million and net premiums earned of $5.2 million for the same period in 2002. The majority of the contracts associated with this segment are written on a losses occurring basis. Accordingly, the premium is earned evenly over the term, most often a twelve month period. The increase in gross premiums written is partly due to the renewal of business acquired from LaSalle Re Limited on May 16, 2002 with contracts incepting in the period to March 31, 2003. In addition, four underwriters were hired in relation to the business acquired from LaSalle Re Limited that have generated additional premiums for this segment. The growth in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to March 31, 2003 compared to the short period of premium generation to March 31, 2002. There were no reinsurance premiums ceded during the three months ended March 31, 2002.

Losses and Loss Expenses. Losses and loss expenses for the periods ended March 31, 2003 and March 31, 2002 were $6.3 million and $2.5 million, respectively. The loss ratio was 17.5% for the three months ended March 31, 2003 and 47.4% for the same period in 2002. The loss ratios in 2003 and 2002 in this segment were principally attributable to the small number of catastrophe losses experienced in the respective periods. The reduction in loss ratio is the result of a lower incidence of loss activity in the period ended March 31, 2003 compared to the period ended March 31, 2002. The losses and loss expenses recorded have not resulted in any recoveries in either period under the reinsurance protection purchased. Accordingly, no losses recoverable have been recorded in either period.

Acquisition Expenses. Acquisition expenses for the period ended March 31, 2003 were $5.2 million or 14.5% of net premiums earned. For the period ended March 31, 2002, acquisition expenses were $0.5 million or 9.8% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the periods ended March 31, 2003 and March 31, 2002 were $2.8 million and $1.7 million, respectively. This increase is due to the Company having been in its early stages of development in the period ended March 31, 2002 and therefore incurred lower levels of operating expenses at that time. However, general and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Casualty treaty reinsurance

Our Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that we reinsure include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. We focus on business that is exposed to severity losses and not expected to produce high levels of claims frequency. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the periods ended March 31, 2003 and 2002, respectively.

                                               March 31,      March 31,
                                                 2003            2002           Change
                                               ---------      ---------        --------
Revenues
    Gross premiums written                     $ 83,427        $ 44,896        $ 38,531
                                               --------        --------        --------
    Net premiums written                         81,162          44,896          36,266
                                               --------        --------        --------
    Net premiums earned                          40,252           7,031          33,221
                                               --------        --------        --------
Expenses
    Losses and loss expenses                     26,654           3,918          22,736
    Acquisition expenses                         10,927           1,628           9,299
    General and administrative expenses           3,913           1,894           2,019
                                               --------        --------        --------
                                                 41,494           7,440          34,054
                                               --------        --------        --------
 Underwriting (loss)                           $ (1,242)       $   (409)       $   (833)
                                               ========        ========        ========
 Loss ratio                                        66.2%           55.7%           10.5%
 Acquisition expense ratio                         27.2%           23.2%            4.0%
 General and administrative expense ratio           9.7%           26.9%          (17.2%)
                                               --------        --------        --------
 Combined ratio                                   103.1%          105.8%           (2.7%)
                                               --------        --------        --------
 Reserve for losses and loss expenses          $ 82,077        $  3,918        $ 78,159
                                               ========        ========        ========

Premiums. In the period ended March 31, 2003, gross premiums written were $83.4 million and net premiums earned were $40.3 million compared to gross premiums written of $44.9 million and net premiums earned of $7.0 million for the same period in 2002. The increase in gross premiums written is primarily due to the expansion of the Company's underwriting staff through the period after March 31, 2002 with Endurance U.S. contributing $23.0 million and Endurance Bermuda generating the remaining increase. The ratio of net premiums earned to net premiums written during the first three months of 2003 was 49.6% compared to 15.7% for the period to March 31, 2002. These levels of earnings compared to premiums written are due to the effect of policies attaching contracts which have comprised 71.8% of premiums written in this segment since the inception of the Company. The majority of the policies attaching contracts have a 24-month risk period and, as such, the premiums are earned over that risk period. The higher ratio of net premiums earned to net premiums written for the period to March 31, 2003 is a result of the earning of premiums that have been recorded over the period since the inception of the Company.

Losses and Loss Expenses. Losses and loss expenses for the periods ended March 31, 2003 and March 31, 2002 were $26.7 million and $3.9 million, respectively. The loss ratio was 66.2% for the three months ended March 31, 2003 and 55.7% for the same period in 2002. The increase in loss ratio is due to a change in the mix of premium earnings for this segment. There is a lower percentage of workers' compensation reinsurance which is booked with a lower loss ratio than other lines. In contrast, there is a higher percentage of quota share contract business which is booked with higher loss ratios.

Acquisition Expenses. Acquisition expenses for the period ended March 31, 2003 were $10.9 million or 27.2% of net premiums earned. For the period ended March 31, 2002, acquisition expenses were $1.6 million or 23.2% of net premiums earned. The higher expense ratio in the period to March 31, 2003 is due to an increased weighting of business in this segment relating to quota share reinsurance contracts which incur higher commissions.

General and Administrative Expenses. General and administrative expenses for the periods ended March 31, 2003 and March 31, 2002 were $3.9 million and $1.9 million, respectively. This increase is due to the Company having been in its early stages of development in the period ended March 31, 2002 and therefore incurred lower levels of operating expenses at that time. However, general and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Property individual risk

Our Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The table on the following page summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the periods ended March 31, 2003 and 2002, respectively.

                                               March 31,    March 31,
                                                 2003          2002         Change
                                               ---------    ---------      --------
Revenues
    Gross premiums written                     $14,597       $11,960       $  2,637
                                               -------       -------       --------
    Net premiums written                        14,091        11,960          2,131
                                               -------       -------       --------
    Net premiums earned                         15,015         1,703         13,312
                                               -------       -------       --------
Expenses
    Losses and loss expenses                     2,239           888          1,351
    Acquisition expenses                         1,585           128          1,457
    General and administrative expenses          1,158           585            573
                                               -------       -------       --------
                                                 4,982         1,601          3,381
                                               -------       -------       --------
 Underwriting income                           $10,033       $   102       $  9,931
                                               =======       =======       ========
 Loss ratio                                       14.9%         52.1%         (37.2%)
 Acquisition expense ratio                        10.6%          7.5%           3.1%
 General and administrative expense ratio          7.7%         34.4%         (26.7%)
                                               -------       -------       --------
 Combined ratio                                   33.2%         94.0%         (60.8%)
                                               -------       -------       --------
 Reserve for losses and loss expenses          $15,508       $   888       $ 14,620
                                               =======       =======       ========

Premiums. In the period ended March 31, 2003, gross premiums written were $14.6 million and net premiums earned were $15.0 million compared to gross premiums written of $12.0 million and net premiums earned of $1.7 million for the same period in 2002. Policies written in this segment are written on a losses occurring basis and typically earn over the 12-month period of the contract. The increase in premiums written in the period ended March 31, 2003 is due primarily to new business generated by Endurance U.K. and Endurance U.S. both of which wrote no business in the period ended March 31, 2002. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to March 31, 2003 compared to the short period of premium generation to March 31, 2002. During the first three months of 2003, the Company ceded $0.5 million of reinsurance premiums in order to increase the limits it could offer its clients.

Losses and Loss Expenses. Losses and loss expenses for the periods ended March 31, 2003 and March 31, 2002 were $2.2 million and $0.9 million, respectively. The loss ratio was 14.9% for the three months ended March 31, 2003 and 52.1% for the same period in 2002. The reduction in loss ratio is the result of a lower incidence of estimated loss activity during the period ended March 31, 2003 compared to the period ended March 31, 2002.

Acquisition Expenses. Acquisition expenses for the period ended March 31, 2003 were $1.6 million or 10.6% of net premiums earned. For the period ended March 31, 2002, acquisition expenses were $0.1 million or 7.5% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the periods ended March 31, 2003 and March 31, 2002 were $1.2 million and $0.6 million, respectively. This increase is due to the Company having been in its early stages of development in the period ended March 31, 2002 and therefore incurred lower levels of operating expenses at that time. However, general and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Casualty individual risk

Our Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the periods ended March 31, 2003 and 2002, respectively.

                                              March 31,     March 31,
                                                 2003          2002           Change
                                              ---------     ---------        --------
Revenues
    Gross premiums written                     $33,522       $  2,614        $ 30,908
                                               -------       --------        --------
    Net premiums written                        33,522          2,614          30,908
                                               -------       --------        --------
    Net premiums earned                         31,915            671          31,244
                                               -------       --------        --------
Expenses
    Losses and loss expenses                    24,153            484          23,669
    Acquisition expenses                         3,865             22           3,843
    General and administrative expenses          2,546            994           1,552
                                               -------       --------        --------
                                                30,564          1,500          29,064
                                               -------       --------        --------
 Underwriting income (loss)                    $ 1,351       $   (829)       $  2,180
                                               =======       ========        ========
 Loss ratio                                       75.7%          72.1%            3.6%
 Acquisition expense ratio                        12.1%           3.3%            8.8%
 General and administrative expense ratio          8.0%         148.1%         (140.1%)
                                               -------       --------        --------
 Combined ratio                                   95.8%         223.5%         (127.7%)
                                               -------       --------        --------
 Reserve for losses and loss expenses          $58,111       $    484        $ 57,627
                                               =======       ========        ========

Premiums. In the period ended March 31, 2003, gross premiums written were $33.5 million and net premiums earned were $31.9 million compared to gross premiums written of $2.6 million and net premiums earned of $0.7 million for the same period in 2002. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically 12-month periods. At March 31, 2002, two underwriters were employed in this business segment and at March 31, 2003, there were thirteen underwriters on the team. The increase in staff is a result of the Company identifying opportunities to underwrite directors' and officers' liability insurance, errors and omissions insurance, employment practices liability insurance and medical professional liability insurance. As the number of underwriters has increased, the amount of premiums written has increased.

Losses and Loss Expenses. Losses and loss expenses for the periods ended March 31, 2003 and March 31, 2002 were $24.2 million and $0.5 million, respectively. The loss ratio was 75.7% for the three months ended March 31, 2003 and 72.1% for the same period in 2002. The Company has received only a limited number of notices of potential losses for this segment, none of which have yet reached a level which would result in our paying a claim. Accordingly, the losses and loss expenses for the first three months of 2003 and 2002 were established by the Company's actuaries based on historical industry loss data and program specific loss information.

Acquisition Expenses. Acquisition expenses for the period ended March 31, 2003 were $3.9 million or 12.1% of net premiums earned compared to negligible acquisition expenses for the three months ended March 31, 2002. The lower acquisition expenses in the prior period resulted from this business segment having been in the early stages of underwriting activity and therefore, having not yet established a typical expense ratio.

General and Administrative Expenses. General and administrative expenses for the periods ended March 31, 2003 and March 31, 2002 were $2.5 million and $1.0 million, respectively. This increase is due to the Company having been in its early stages of development in the period ended March 31, 2002 and therefore incurred lower levels of operating expenses at that time. However, general and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Other Specialty Lines

Our Other Specialty Lines business segment is comprised of the insurance and reinsurance of unique opportunities, including Aerospace, Self Insured Risks and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and the space business includes satellite launch and in-orbit coverage. Our Self Insured Risks business provides traditional property and casualty insurance products to entities that are able to bear a significant portion of their own risk. The coverages the Company provides include general liability, automobile liability, workers' compensation and property insurance. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Other Specialty Lines business segment for the periods ended March 31, 2003 and 2002, respectively.

                                               March 31,       March 31,
                                                 2003            2002           Change
                                               ---------       ---------       --------
Revenues
    Gross premiums written                     $ 77,956        $ 36,489        $ 41,467
                                               --------        --------        --------
    Net premiums written                         77,956          36,489          41,467
                                               --------        --------        --------
    Net premiums earned                          25,408           1,722          23,686
                                               --------        --------        --------
Expenses
    Losses and loss expenses                     20,013           1,030          18,983
    Acquisition expenses                          3,857             253           3,604
    General and administrative expenses           3,654             736           2,918
                                               --------        --------        --------
                                                 27,524           2,019          25,505
                                               --------        --------        --------
 Underwriting (loss)                           $ (2,116)       $   (297)       $ (1,819)
                                               ========        ========        ========
 Loss ratio                                        78.8%           59.8%           19.0%
 Acquisition expense ratio                         15.2%           14.7%            0.5%
 General and administrative expense ratio          14.4%           42.7%          (28.3%)
                                               --------        --------        --------
 Combined ratio                                   108.4%          117.2%           (8.8%)
                                               --------        --------        --------
 Reserve for losses and loss expenses          $ 37,924        $  1,030        $ 36,894
                                               ========        ========        ========

Premiums. In the period ended March 31, 2003, gross premiums written were $78.0 million and net premiums earned were $25.4 million compared to gross premiums written of $36.5 million and net premiums earned of $1.7 million for the same period in 2002. For the period since the inception of the Company to March 31, 2003, 54.1% of premiums were written on a policies attaching basis. The majority of the policies attaching contracts are earned ratably over a 24-month risk period.

The increase in premiums written was due primarily to the Company's expansion of its Aerospace underwriting resulting in an increase in Aerospace premiums of $31.4 million in the period ended March 31, 2003. In addition, $19.3 million of premiums were written in the Self Insured Risks line of business, which had not been established at March 31, 2002. These increases in premiums written were offset by reductions in other non-recurring business. The growth in premiums earned is a result of significant growth in the Aerospace and Self Insured Risks lines of business.

Losses and Loss Expenses. Losses and loss expenses for the periods ended March 31, 2003 and March 31, 2002 were $20.0 million and $1.0 million, respectively. The loss ratio was 78.8% for the three months ended March 31, 2003 and 59.8% for the same period in 2002. The increased loss ratio in 2003 is the result of the impact of losses incurred in a small number of programs in the Self Insured Risks line of business.

Acquisition Expenses. Acquisition expenses for the period ended March 31, 2003 were $3.9 million or 15.2% of net premiums earned. For the period ended March 31, 2002, acquisition expenses were $0.3 million or 14.7% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the periods ended March 31, 2003 and March 31, 2002 were $3.7 million and $0.7 million, respectively. This increase is due to the Company having been in its early stages of development in the period ended March 31, 2002 and therefore incurred lower levels of operating expenses at that time. However, general and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Significant transactions

On March 5, 2003, the Company consummated the initial public offering of its ordinary shares, $1.00 par value per share. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. All of the ordinary shares were sold by the Company and there were no selling shareholders in the offering. The estimated aggregate net proceeds to the Company from the offering were approximately $201.6 million after deducting an aggregate of $15.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.7 million in other direct expenses incurred in connection with the offering. Upon consummation of the offering, the Company applied $50.6 million of the net proceeds of the offering to the repayment of principal under the Company's term loan facility. The Company invested the remaining net proceeds of the offering in short-term, investment-grade, interest bearing instruments.

Liquidity and capital resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K. and Endurance U.S. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its common shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K. and Endurance U.S. to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2003, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $200 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

We have agreed with the New York Insurance Department not to take a dividend from Endurance U.S. until December 2004 without prior regulatory approval. Endurance U.K. is subject to significant regulatory restrictions limiting its ability to pay dividends. Accordingly, we do not currently intend to seek a dividend from Endurance U.K.

Our aggregate invested assets as of March 31, 2003 totaled $2.0 billion compared to aggregate invested assets of $1.7 billion as of December 31, 2002. The increase in invested assets since December 31, 2002 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income and proceeds from the initial public offering, offset by acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid. Total net cash flow from operations from December 31, 2002 through March 31, 2003 was approximately $161.7 million.

In accordance with the terms of our term loan facility, we prepaid $50.6 million of the outstanding principal on our term loan facility on March 5, 2003 with a portion of the proceeds from our initial public offering of our ordinary shares. We have $20.0 million and $18.4 million in principal payments due and payable on September 27, 2003 and September 30, 2003, respectively, for outstanding borrowings under our term loan facility. Our remaining term loan borrowings are subject to principal payments of $76.8 million in September, 2004 and $26.2 million in September, 2005. Our term loan borrowings currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.0%: 2.31% per annum on our first term loan borrowing and 2.50% per annum on our second term loan borrowing. The different rates are a result of entering into LIBOR contracts on each loan borrowing at different times.

On an ongoing basis, we expect our internally generated funds, together with borrowings available under our credit facilities and our capital base established by our initial public offering and the private placement, to be sufficient to operate our business. There can be no assurance that we will not be required to incur other indebtedness to implement our business strategy or pay claims.

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Information about Market Risk" included in our final prospectus filed with the Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026).

Currency

Our functional currency is U.S. dollars for Endurance Bermuda and Endurance U.S. and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. We maintain a portion of our investments and liabilities in currencies other than the U.S. dollar. We have made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom's Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. We may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on our results of operations.

Effects of inflation

The effects of inflation could cause the severity of claims to rise in the future. Our estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase the reserve for losses and loss expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified.

Reserve for losses and loss expenses

As of March 31, 2003, the Company had accrued losses and loss expense reserves of $297.8 million. This amount represents the Company's actuarial best estimate of the ultimate liability for payment of losses and loss expenses. During the three month period ended March 31, 2003, the Company paid losses and loss expenses of $7.1 million.

As of March 31, 2002, the Company had been notified of only a small number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expected a limited number of the claims to penetrate layers in which we provide coverage; however, case reserves were established for these expected losses.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. See "--Critical Accounting Policies -- Reserve for Losses and Loss Expenses." included in our final prospectus filed with the Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026).

Cautionary statement regarding forward-looking statements

Some of the statements contained herein, and certain statements that the Company may make in a press release or that Company officials may make orally may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general and the insurance and reinsurance sectors specifically, both as to underwriting and investment matters. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

      - the effects of competitors' pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products;

      -     the impact of acts of terrorism and acts of war;

      -     the effects of terrorist related insurance legislation and laws;

      - greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

      - decreased level of demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty reinsurers;

      - the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

      -     uncertainties in our reserving process;

      - Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

      - changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

      - acceptance of our products and services, including new products and services;

      - changes in the availability, cost or quality of reinsurance or retrocessional coverage;

      -     loss of key personnel;

      -     political stability of Bermuda;

      -     changes in accounting policies or practices; and

      - changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect our investment portfolio.

The foregoing review of important factors should not be construed as exhaustive. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings generally arising in the normal course of its business. The Company does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. The Company's subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to the Company's insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Item 2. Changes in Securities and Use of Proceeds

(c)   Use of Proceeds

On March 5, 2003, the Company consummated the initial public offering of its ordinary shares, $1.00 par value per share. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement on Form S-1 (Registration No. 333-102026) that was declared effective by the Securities and Exchange Commission on February 27, 2003. Of the ordinary shares registered under the Registration Statement, 9,600,000 were sold at a price to the public of $23.00 per share. All of the ordinary shares were sold by the Company and there were no selling shareholders in the offering. The offering terminated without the sale of 1,440,000 ordinary shares registered on the Registration Statement. The aggregate gross proceeds from the ordinary shares sold by the Company were $220.8 million. The estimated aggregate net proceeds to the Company from the offering were approximately $201.6 million after deducting an aggregate of $15.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.7 million in other direct expenses incurred in connection with the offering. None of the proceeds from the offering were paid, directly or indirectly, to any of the Company's officers or directors or any of their associates, or to any persons owning ten percent or more of the Company's outstanding ordinary shares or to any of the Company's affiliates. Upon consummation of the offering, the Company applied $50.6 million of the net proceeds of the offering to the repayment of principal under the Company's term loan facility. The Company invested the remaining net proceeds of the offering in short-term, investment-grade, interest bearing instruments.

For a description of working capital restrictions and other limitations upon the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

A special general meeting of shareholders was held in Hamilton, Bermuda, on January 30, 2003. Represented in person or by proxy at the special general meeting were 53,129,681ordinary shares and 938,815 class A shares, which was 98% of outstanding shares eligible to vote.

At the special general meeting, the shareholders present in person or by proxy unanimously approved the amendment and restatement of the 2002 Stock Option Plan to incorporate changes reflecting the Company's imminent initial public offering.

An annual general meeting of shareholders was held in Hamilton, Bermuda, on February 25, 2003. Represented in person or by proxy at the annual general meeting were 54,061,185 ordinary shares and 938,815 class A shares, which was 100% of outstanding shares eligible to vote.

At the annual general meeting, the shareholders present in person or by proxy unanimously approved each of the following items: (a) the minutes of the meetings of shareholders held on June 28, 2002, July 19, 2002 and January 30, 2002; (b) the auditors' report and consolidated financial statements of the Company for the year ended December 31, 2002; (c) the waiver of a President's/Directors' report; (d) the appointment of Ernst & Young as auditors of the Company until the next succeeding annual general meeting; (e) the election of Bryon G. Ehrhart and Kenneth J. LeStrange as directors of the Company having a three year term expiring in 2006; (f) the amendment and restatement of the bye-laws of the Company in order to redesignate the classes of directors from four to three; (g) the amendment and restatement of the 2002 Stock Option Plan to enable the Company to issue equity incentives other than options and (h) the approval of the 2003 Non-Employee Director Equity Incentive Plan providing for annual option grants to the Company's non-employee directors. The terms of directors James R. Kroner, Charles G. Froland and Richard J. Sterne continue until the 2004 annual general meeting. The terms of directors William
H. Bolinder, David L. Cole, Richard C. Perry and Robert A. Spass continue until the 2005 annual general meeting.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

      (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

           Exhibit
            Number                            Description
            ------                            -----------
             99.1       -     Certification Pursuant to 18 U.S.C Section 1350,
                              as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 9, 2003       By: /s/ Kenneth J. LeStrange
                            -----------------------------------------------
                            Kenneth J. LeStrange
                            Chairman of the Board, Chief Executive Officer, President


Date: May 9, 2003       By: /s/ James R. Kroner
                            -----------------------------------------------
                            James R. Kroner
                            Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                                 CERTIFICATIONS

I, Kenneth J. LeStrange, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Endurance Specialty Holdings Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003                                By:  /s/ Kenneth J. LeStrange
                                                     --------------------------
                                                      Chief Executive Officer

I, James R. Kroner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Endurance Specialty Holdings Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003                             By:     /s/ James R. Kroner
                                                  ----------------------------
                                                    Chief Financial Officer