Form 10-Q
period 2003-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2003-08-14
CIK 1179755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
               Act of 1934 for the period ended June 30, 2003, or

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

                               Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
Description of Class                                  as of August 8, 2003
---------------------------------                     --------------------
Ordinary Shares - $1.00 par value                          63,661,185
Class A Shares - $1.00 par value                             938,815

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements
     Condensed Consolidated Balance Sheets June 30, 2003 and December 31,
       2002                                                                   2
     Unaudited Condensed Consolidated Statements of Income and
       Comprehensive Income for the Three and Six Months Ended June
       30, 2003 and 2002                                                      3
     Unaudited Condensed Consolidated Statements of Changes in
       Shareholders' Equity for the Six Months Ended June 30, 2003 and
       2002                                                                   4
     Unaudited Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 2003 and 2002                                    5
     Notes to the Unaudited Condensed Consolidated Financial Statements       6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               21
Item 4.  Controls and Procedures                                             49
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                   50
Item 2.  Changes in Securities and Use of Proceeds                           50
Item 3.  Defaults Upon Senior Securities                                     50
Item 4.  Submission of Matters to a Vote of Security Holders                 50
Item 5.  Other Information                                                   51
Item 6.  Exhibits and Reports on Form 8-K                                    51
SIGNATURES                                                                   52
CERTIFICATIONS                                                               53

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands of United States dollars except share amounts)

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2003               2002
                                                                         -----------       ------------
                                                                         (UNAUDITED)        (AUDITED)
                                    ASSETS
Cash and cash equivalents                                                 $  290,983       $  256,840
Fixed maturity investments available for sale, at fair value
   (amortized cost: $1,986,071 and $1,358,027 at June 30, 2003
     and December 31, 2002, respectively)                                  2,044,726        1,406,409
Premiums receivable, net (includes $115 and $45,368 from
   related parties at June 30, 2003 and December 31, 2002,
   respectively)                                                             654,446          264,355
Deferred acquisition costs                                                   198,855           81,676
Prepaid reinsurance premiums                                                   3,517            7,501
Accrued investment income                                                     16,020           11,209
Intangible assets                                                             34,058           14,344
Other assets                                                                  15,267           12,260
                                                                          ----------       ----------
Total assets                                                              $3,257,872       $2,054,594
                                                                          ==========       ==========

                                   LIABILITIES

Reserve for losses and loss expenses                                      $  492,739       $  200,840
Reserve for unearned premiums                                                929,969          403,305
Reinsurance balances payable                                                  27,262           16,443
Bank debt                                                                    141,429          192,000
Net payable for investments purchased                                         95,210            6,470
Other liabilities                                                             23,461           18,036
                                                                          ----------       ----------
Total liabilities                                                          1,710,070          837,094
                                                                          ----------       ----------

                              SHAREHOLDERS' EQUITY

Common shares
   Ordinary - 63,661,185 issued and outstanding (2002 - 54,061,185)           63,661           54,061
   Class A - 938,815 issued and outstanding (2002 - 938,815)                     939              939
Additional paid-in capital                                                 1,205,875        1,009,415
Accumulated other comprehensive income                                        62,136           50,707
Retained earnings                                                            215,191          102,378
                                                                          ----------       ----------
Total shareholders' equity                                                 1,547,802        1,217,500
                                                                          ----------       ----------
Total liabilities and shareholders' equity                                $3,257,872       $2,054,594
                                                                          ==========       ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
   (In thousands of United States dollars, except share and per share amounts)

                                                             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               2003              2002              2003              2002
                                                           ------------      ------------      ------------      ------------
Revenues
  Gross premiums written and acquired                      $    652,656      $    264,266      $  1,014,771      $    395,187
                                                           ============      ============      ============      ============

  Net premiums written and acquired                             652,349           242,773         1,012,403           373,694
  Change in unearned premiums                                  (359,883)         (167,643)         (530,284)         (280,932)
                                                           ------------      ------------      ------------      ------------

  Net premiums earned (includes $474 and $5,451 from
  related parties for the six months ended June 30,
  2003 and 2002, respectively)                                  292,466            75,130           482,119            92,762
  Net investment income                                          16,666            10,249            31,022            15,867
  Net foreign exchange gains                                      2,088             1,403             4,594             1,118
  Net realized gains on sales of investments                      3,513               892             7,917               892
                                                           ------------      ------------      ------------      ------------
Total revenues                                                  314,733            87,674           525,652           110,639
                                                           ------------      ------------      ------------      ------------
Expenses
  Losses and loss expenses (includes $234 and $2,945
     from related parties for the six months ended
     June 30, 2003 and 2002, respectively)                      165,531            36,293           269,676            45,864
  Acquisition expenses (includes $52 and $1,124 from
     related parties for the six months ended June 30,
     2003 and 2002, respectively)                                57,481            12,069            92,041            14,777
  General and administrative expenses                            23,077             7,992            42,543            15,421
  Amortization of intangibles                                       945                --             1,350                --
  Interest expense                                                1,173                --             2,380                --
                                                           ------------      ------------      ------------      ------------
Total expenses                                                  248,207            56,354           407,990            76,062
                                                           ------------      ------------      ------------      ------------
Income before income taxes                                       66,526            31,320           117,662            34,577
  Income tax benefit                                                265                --               330                --
                                                           ------------      ------------      ------------      ------------
Net income                                                       66,791            31,320           117,992            34,577
                                                           ------------      ------------      ------------      ------------
Other comprehensive income (loss)
  Holding gains on investments arising during the
     period (2003: net of applicable deferred income
     taxes of $599 - three month period; $647 - six
     month period)                                               13,742            19,775            17,159            15,000
  Foreign currency translation adjustments                        6,944                --             3,922                --
  Net (loss) on derivatives designated as cash flow
     hedge                                                         (293)               --            (1,735)               --
  Reclassification adjustment for net realized gains
     included in net income                                      (3,513)             (892)           (7,917)             (892)
                                                           ------------      ------------      ------------      ------------
Other comprehensive income                                       16,880            18,883            11,429            14,108
                                                           ------------      ------------      ------------      ------------
Comprehensive income                                       $     83,671      $     50,203      $    129,421      $     48,685
                                                           ============      ============      ============      ============

Per share data
  Weighted average number of common and common
     equivalent shares outstanding:
     Basic                                                   64,733,238        60,000,000        61,613,563        60,000,000
                                                           ============      ============      ============      ============
     Diluted                                                 67,657,667        60,000,000        63,770,814        60,000,000
                                                           ============      ============      ============      ============
  Basic earnings per share                                 $       1.03      $       0.52      $       1.92      $       0.58
                                                           ============      ============      ============      ============
  Diluted earnings per share                               $       0.99      $       0.52      $       1.85      $       0.58
                                                           ============      ============      ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                     (In thousands of United States dollars)

                                                                                2003             2002
                                                                            -----------      -----------
Common shares
   Balance, beginning of period                                             $    55,000      $    60,000
   Issuance of common shares                                                      9,600               --
                                                                            -----------      -----------
   Balance, end of period                                                        64,600           60,000
                                                                            -----------      -----------

Additional paid-in capital
   Balance, beginning of period                                               1,009,415        1,102,000
   Issuance of common shares                                                    195,744               --
   Issuance of restricted share units                                             3,075               --
   Public offering costs                                                         (3,774)              --
   Stock-based compensation expense                                               1,415               --
                                                                            -----------      -----------
   Balance, end of period                                                     1,205,875        1,102,000
                                                                            -----------      -----------

Accumulated other comprehensive income
   Cumulative foreign currency translation adjustments:
     Balance, beginning of period                                                 3,662               --
     Foreign currency translation adjustments                                     3,922               --
                                                                            -----------      -----------
     Balance, end of period                                                       7,584               --
                                                                            -----------      -----------
   Unrealized holding gains (losses) on investments:
     Balance, beginning of period                                                47,045              (58)
     Net unrealized holding gains arising during the period, net of
       reclassification adjustment                                                9,242           14,108
                                                                            -----------      -----------
     Balance, end of period                                                      56,287           14,050
                                                                            -----------      -----------
   Accumulated derivative gain (loss) on cash flow hedging instruments:
     Balance, beginning of period                                                    --               --
     Net change from current period hedging transactions                         (2,088)              --
     Net derivative loss reclassified to earnings                                   353               --
                                                                            -----------      -----------
     Balance, end of period                                                      (1,735)              --
                                                                            -----------      -----------
   Total accumulated other comprehensive income                                  62,136           14,050
                                                                            -----------      -----------

Retained earnings
   Balance, beginning of period                                                 102,378              312
   Net income                                                                   117,992           34,577
   Issuance of restricted share units                                               (11)              --
   Dividends on common shares                                                    (5,168)              --
                                                                            -----------      -----------
   Balance, end of period                                                       215,191           34,889
                                                                            -----------      -----------

Total shareholders' equity                                                  $ 1,547,802      $ 1,210,939
                                                                            ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                     (In thousands of United States dollars)

                                                                       2003             2002
                                                                   -----------      -----------
Cash flows provided by (used in) operating activities:
   Net income                                                      $   117,992      $    34,577
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                      16,858            2,654
     Net realized gains on sales of investments                         (7,917)            (892)
     Deferred taxes                                                        679               --
     Stock-based compensation expense                                    1,415               --
     Premiums receivable, net                                          (70,189)        (141,009)
     Deferred acquisition costs                                        (31,026)         (40,119)
     Prepaid reinsurance premiums                                        3,984            7,193
     Accrued investment income                                          (4,811)          (9,767)
     Other assets                                                       (3,049)          (3,765)
     Reserve for losses and loss expenses                              240,255           45,863
     Reserve for unearned premiums                                     112,148          206,404
     Reinsurance balances payable                                       10,819          (17,889)
     Other liabilities                                                     187            4,193
                                                                   -----------      -----------
Net cash provided by operating activities                              387,345           87,443
                                                                   -----------      -----------

Cash flows provided by (used in) investing activities:
   Proceeds from sales of fixed maturity investments                   649,239           89,928
   Purchases of fixed maturity investments                          (1,190,574)      (1,112,053)
   Purchases of fixed assets                                            (2,865)            (887)
   Net cash acquired in HartRe acquisition                              45,876               --
   Purchase of net assets - LaSalle                                     (1,532)          (9,630)
                                                                   -----------      -----------
Net cash used in investing activities                                 (499,856)      (1,032,642)
                                                                   -----------      -----------

Cash flows provided by (used in) financing activities:
   Issuance of common shares                                           205,344               --
   Offering costs paid                                                  (3,774)              --
   Bank debt repaid                                                    (50,571)              --
   Dividends paid                                                       (5,168)              --
                                                                   -----------      -----------
Net cash provided by financing activities                              145,831               --
                                                                   -----------      -----------
Effect of exchange rate changes on cash and cash equivalents               823               --
                                                                   -----------      -----------
Net increase (decrease) in cash and cash equivalents                    34,143         (945,199)
Cash and cash equivalents, beginning of period                         256,840        1,162,440
                                                                   -----------      -----------
Cash and cash equivalents, end of period                           $   290,983      $   217,241
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

1.    General

      Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America ("Endurance U.S."), based in White Plains, New York.

      The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

2.    Significant events

      On March 5, 2003, Endurance Holdings completed an initial public offering which resulted in the issuance of 9,600,000 of its ordinary shares. The ordinary shares are listed for trading on the New York Stock Exchange under the symbol "ENH". Total proceeds received net of underwriting discounts and other offering expenses were $201.6 million. Net proceeds have been credited to shareholders' equity. Pursuant to the terms of its term loan facility, upon consummation of the public offering, the Company repaid $50.6 million of its outstanding principal under the term loan. The Company invested the remaining net proceeds of the offering in investment-grade, fixed maturity investments.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

3.    Debt and financing arrangements

      On August 13, 2002, the Company entered into a $192 million three-year term loan facility and a $108 million letter of credit and revolving credit facility with a syndicate of commercial banks. At June 30, 2003, the Company had $141.4 million of the term loan outstanding after the repayment of $50.6 million in conjunction with the public offering and letters of credit totaling $67.0 million outstanding. Under the terms of the term loan facility, the Company is committed to making further repayments of $38.4 million by September 30, 2003, $76.8 million by September 30, 2004 and $26.2 million by September 30, 2005.

      On August 8, 2003, the Company and its lenders amended the three-year term loan facility and amended and restated the letter of credit and revolving credit facility. The amendments extended the letter of credit and revolving credit facility for an additional year, increased the size of the letter of credit and revolving credit facility to $500 million and revised certain representations and covenants in the three-year term loan facility and the letter of credit and revolving credit facility. The lenders under the amended and restated letter of credit and revolving credit facility are JPMorgan Chase Bank, Bank One, Bank of Bermuda, Bank of New York, Bank of Nova Scotia, Barclays Bank, Comerica Bank, Commerzbank, Credit Lyonnais, Deutsche Bank, Fleet National Bank, Goldman Sachs, ING Bank, Lloyds TSB, Merrill Lynch, Royal Bank of Scotland and Wachovia Bank. The administrative agent under the amended and restated letter of credit and revolving credit facility is JPMorgan Chase Bank.

      Interest rates on the term loan are LIBOR plus a spread that is based on the Company's debt to capital ratio. The interest rate applied to the outstanding balance averaged 2.96% during the six month period ended June 30, 2003. The letter of credit and revolving credit facility now expires on August 11, 2004, at which point any revolving credit balance will be converted into a six-month term loan. The amended agreements contain certain covenants including requirements that debt, as defined in the agreements, to shareholders' equity does not exceed a ratio of 0.35:1; consolidated tangible net worth must exceed $1.0 billion; and the Company's unencumbered cash and investment grade assets must exceed the greater of $400 million or outstanding debt and letters of credit. In addition, the Company must apply 25% of the cash proceeds received from any sale of equity securities and 100% of the cash proceeds from any debt offerings to the repayment of outstanding principal of term loans outstanding under the term loan facility. The Company was in compliance with all covenants of these agreements at June 30, 2003.

      The Company recorded interest expense of $2.4 million for the six month period ended June 30, 2003 and at June 30, 2003, the fair value of the borrowings approximates the carrying value.

      As part of its overall strategy to manage the level of interest rate exposure, the Company has entered into an interest rate swap contract to hedge the variable cash outflows related to the term loan facility. The contract became effective on March 27, 2003 and provides for the exchange of floating rate payments for fixed rate payments (2.62% per annum) on a declining notional amount corresponding to the outstanding principal amount of the $100 million drawn down on the term loan facility on September 27, 2002. The agreement has been designated as a "cash flow hedge" under SFAS No. 133, and accordingly, the changes in fair value of the derivative are recorded in other comprehensive income and recognized as a component of interest expense in the statement of income when the variable interest expense affects earnings. At June 30, 2003 the fair value of the interest rate swap amounted to a liability of $1.7 million and is included on the balance sheet as a component of other liabilities; the estimated net amount of the existing loss that is expected to be reclassified into earnings in the next twelve months is $1.3 million. The fair value of the interest rate swap was estimated by calculating the net present value of expected future cash flows based on market rates at June 30, 2003.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.    Business combination

      On May 15, 2003, Endurance U.S. completed a transaction with The Hartford Fire Insurance Company and HartRe Company, L.L.C. (collectively, "HartRe") to assume the majority of the in-force reinsurance business of HartRe, to acquire exclusive renewal rights to that business and to hire certain employees of HartRe necessary for the operation of the assumed business. The transaction was structured as a bordereaux quota share retrocession of the majority of HartRe's reinsurance business, a purchase of HartRe's renewal rights with respect to such business and an agreement with respect to the claims handling for the business. The effective date of the arrangement was April 1, 2003. Some of the contracts included in HartRe's in-force reinsurance business were proportionally assumed by the Company from the original inception dates of the underlying contracts. The Company did not assume any of HartRe's historical reinsurance liabilities from expired policies.

      The primary reasons for the transaction were to acquire potentially profitable business, to increase the Company's presence in the U.S. domestic reinsurance marketplace and to increase the U.S. based staff of the Company. The transaction was accounted for as a purchase method business combination in accordance with SFAS No. 141, "Business Combinations".

      The initial purchase price payable by the Company was $30.5 million and the fair value of the net assets acquired was $30.3 million, resulting in $0.2 million of goodwill.

      The fair value of net assets acquired is summarized as follows:

      Assets

      Cash                                                        $ 70,876
      Premiums receivable, net                                     319,902
      Acquisition cost of in-force contracts                        86,153
      Other identifiable intangible assets                          19,563
                                                                  --------

                                    Assets acquired                496,494
                                                                  --------

      Liabilities

      Unearned premiums                                            414,517
      Reserve for losses and loss expenses                          51,645
                                                                  --------

                                    Liabilities acquired           466,162
                                                                  --------

                                    Net assets acquired           $ 30,332
                                                                  ========

      Other identifiable intangible assets include the fair value of the customer lists, including the underwriter relationships, and the non-solicit and non-compete rights purchased. These other identifiable assets are estimated to have finite lives of up to ten years and they are being amortized over such periods.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.    Business combination, cont'd.

      Estimated amortization expense for the next five years as of June 30, 2003 is as follows:

      Year Ended
        June 30,                            Amount
      ----------                            -------

         2004                               $ 2,156
         2005                                 2,156
         2006                                 1,906
         2007                                 1,906
         2008                                 1,906
                                            -------

                                            $10,030
                                            =======

      The acquisition cost of in-force contracts are included in deferred acquisition costs in the consolidated balance sheet and are amortized pro-rata over the remaining terms of the related in-force contracts. The related amortization expense in the three and six months ended June 30, 2003 of $20.6 million is included in acquisition expenses in the condensed consolidated statement of income.

      In addition to the initial purchase price, Endurance U.S. may be required to pay further amounts to HartRe. Such contingent amounts are based on the renewal and profitability of the in-force business acquired. Upon renewal of the business acquired over the two years following April 1, 2003, commissions are due at a range of 1-5% of premiums depending on the line of business. Contingent renewal commissions are only payable to the extent they exceed $10 million for the first year following closing and $5 million for the second year following closing. These amounts are guaranteed and constitute part of the initial purchase price. In addition, a profit sharing commission will be paid if the net loss ratio of the business associated with the property treaty, property catastrophe, and aviation lines is less than a blended target loss ratio for the 2003 accident year. The contingent profit commission will be equal to 50% of underwriting profits generated by the difference between the ultimate loss ratio and target loss ratio multiplied by the earned premiums for the 2003 accident year. At June 30, 2003, the majority of the in-force contracts acquired had not yet come up for renewal, and as such, amounts potentially payable to HartRe based on renewals were not yet determinable. The profitability component of the contingent payments will not be determinable until further maturation of the 2003 accident year results on the business acquired from HartRe. Any such contingent amounts will be recorded in the period in which they are determined to be payable.

      Operating results of the HartRe business acquired have been included in the consolidated financial statements from April 1, 2003, which is the effective date of the retrocession agreement. As required by SFAS No. 141, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and the HartRe business acquired assuming the transaction had been effected on January 1, 2002.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.    Business combination, cont'd.

      The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

                                                     THREE MONTHS ENDED
                                             June 30, 2003       June 30, 2002

      Net premiums written and acquired       $   652,349          $ 310,161
      Total revenues                          $   314,998          $ 102,784
      Total expenses                          $  (248,207)         $ (68,449)
      Net income                              $    66,791          $  34,335
      Basic earnings per share                $      1.03          $    0.57
      Diluted earnings per share              $      0.99          $    0.57

                                                      SIX MONTHS ENDED
                                             June 30, 2003       June 30, 2002

      Net premiums written and acquired       $ 1,288,933          $ 507,264
      Total revenues                          $   611,398          $ 134,668
      Total expenses                          $  (485,754)         $ (94,438)
      Net income                              $   125,644          $  40,230
      Basic earnings per share                $      2.04          $    0.67
      Diluted earnings per share              $      1.97          $    0.67

5.    Earnings per share

      Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings' ordinary shares and class A shares (collectively referred to as "common shares") by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the fully vested restricted share units discussed in note 6. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

5.    Earnings per share cont'd.

      The following tables set forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED JUNE 30,
                                                             2003             2002
                                                         -----------      -----------
      Numerator:
        Net income available to common shareholders      $    66,791      $    31,320
                                                         -----------      -----------
      Denominator:
        Weighted average shares - basic
          Ordinary shares outstanding                     64,600,000       60,000,000
          Restricted share units outstanding                 133,238               --
                                                         -----------      -----------
                                                          64,733,238       60,000,000
        Share equivalents
          Warrants                                         2,048,434               --
          Options                                            875,995               --
                                                         -----------      -----------
        Weighted average shares - diluted                 67,657,667       60,000,000
                                                         -----------      -----------
      Basic earnings per common share                    $      1.03      $      0.52
                                                         -----------      -----------
      Diluted earnings per common share                  $      0.99      $      0.52
                                                         -----------      -----------

                                                           SIX MONTHS ENDED JUNE 30,
                                                             2003             2002
                                                         -----------      -----------
      Numerator:
        Net income available to common shareholders      $   117,992      $    34,577
                                                         -----------      -----------
      Denominator:
        Weighted average shares - basic
          Ordinary shares outstanding                     61,523,757       60,000,000
          Restricted share units outstanding                  89,806               --
                                                         -----------      -----------
                                                          61,613,563       60,000,000
        Share equivalents
          Warrants                                         1,535,333               --
          Options                                            621,918               --
                                                         -----------      -----------
        Weighted average shares - diluted                 63,770,814       60,000,000
                                                         -----------      -----------
      Basic earnings per common share                    $      1.92      $      0.58
                                                         -----------      -----------
      Diluted earnings per common share                  $      1.85      $      0.58
                                                         -----------      -----------

      On May 15, 2003, the Company declared a dividend of $0.08 per common share.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Stock-based employee compensation plans

      The Company has a stock-based employee compensation plan (the "Option Plan") which provides for the grant of options to purchase shares of the Company's common shares, share appreciation rights, restricted shares, share bonuses and other awards to key employees. On March 1, 2003, the Company settled $3.1 million of its 2002 annual bonus obligations to certain employees with grants of 133,234 fully vested restricted share units. The restricted share units will be automatically settled over a three year period. At the Company's exclusive option, the restricted share units may be settled in cash, ordinary shares or in a combination thereof. The fair value of the restricted share units at the date of grant was equal to the 2002 bonus obligation recognized during the year ended December 31, 2002, and as such, no additional compensation expense has been recognized in 2003. Holders of restricted share units receive additional incremental restricted share units when the Company pays dividends on its common shares.

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

      The following tables illustrate the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards:

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                    2003            2002
                                                                 ----------      ----------
      Net income, as reported                                    $   66,791      $   31,320
      Add: Stock-based employee compensation expense
        included in reported net income, net of related tax
        effects                                                         815              --
      Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                   (1,335)           (967)
                                                                 ----------      ----------
      Pro forma net income                                       $   66,271      $   30,353
                                                                 ==========      ==========

      Earnings per share:
        Basic - as reported                                      $     1.03      $     0.52
                                                                 ==========      ==========
        Basic - pro forma                                        $     1.02      $     0.51
                                                                 ==========      ==========
        Diluted - as reported                                    $     0.99      $     0.52
                                                                 ==========      ==========
        Diluted - pro forma                                      $     0.98      $     0.51
                                                                 ==========      ==========

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Stock-based employee compensation plans, cont'd.

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                    2003            2002
                                                                 ----------      ----------
      Net income, as reported                                    $  117,992      $   34,577
      Add: Stock-based employee compensation expense
        included in reported net income, net of related tax
        effects                                                       1,415              --
      Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                   (4,131)         (2,237)
                                                                 ----------      ----------
      Pro forma net income                                       $  115,276      $   32,340
                                                                 ==========      ==========

      Earnings per share:
        Basic - as reported                                      $     1.92      $     0.58
                                                                 ==========      ==========
        Basic - pro forma                                        $     1.87      $     0.54
                                                                 ==========      ==========
        Diluted - as reported                                    $     1.85      $     0.58
                                                                 ==========      ==========
        Diluted - pro forma                                      $     1.81      $     0.54
                                                                 ==========      ==========

7.    Segment reporting

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

7.    Segment reporting, cont'd.

      General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment's proportional share of gross premiums written and acquired. The following table provides a summary of the segment revenues and results for the three months ended June 30, 2003 and the reserve for losses and loss expenses as of June 30, 2003:

                                                  Property Per      Property        Casualty
                                                   Risk Treaty     Catastrophe       Treaty
                                                   Reinsurance     Reinsurance     Reinsurance
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired        $ 222,412       $  65,838       $ 118,929
                                                    ---------       ---------       ---------
         Net premiums written and acquired            222,412          65,838         118,895
                                                    ---------       ---------       ---------
         Net premiums earned                           78,255          43,473          73,449
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                      45,047           5,151          49,407
         Acquisition expenses                          22,143           4,253          19,860
         General and administrative expenses            6,366           2,438           4,052
                                                    ---------       ---------       ---------
                                                       73,556          11,842          73,319
                                                    ---------       ---------       ---------
      Underwriting income                           $   4,699       $  31,631       $     130
                                                    =========       =========       =========
      Loss ratio                                         57.6%           11.8%           67.3%
      Acquisition expense ratio                          28.3%            9.8%           27.0%
      General and administrative expense ratio            8.1%            5.6%            5.5%
                                                    ---------       ---------       ---------
      Combined ratio                                     94.0%           27.2%           99.8%
                                                    ---------       ---------       ---------
      Reserve for losses and loss expenses          $  99,528       $  50,454       $ 143,306
                                                    =========       =========       =========

                                                    Property         Casualty         Other
                                                   Individual       Individual      Specialty
                                                      Risk             Risk           Lines
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired        $  23,155       $  69,430       $ 152,892
                                                    ---------       ---------       ---------
         Net premiums written and acquired             22,882          69,430         152,892
                                                    ---------       ---------       ---------
         Net premiums earned                           16,813          38,451          42,025
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                       7,873          26,560          31,493
         Acquisition expenses                           1,670           4,012           5,543
         General and administrative expenses            1,046           3,626           5,549
                                                    ---------       ---------       ---------
                                                       10,589          34,198          42,585
                                                    ---------       ---------       ---------
      Underwriting income (loss)                    $   6,224       $   4,253       $    (560)
                                                    =========       =========       =========
      Loss ratio                                         46.8%           69.1%           74.9%
      Acquisition expense ratio                           9.9%           10.4%           13.2%
      General and administrative expense ratio            6.2%            9.4%           13.2%
                                                    ---------       ---------       ---------
      Combined ratio                                     62.9%           88.9%          101.3%
                                                    ---------       ---------       ---------
      Reserve for losses and loss expenses          $  23,107       $  84,671       $  91,673
                                                    =========       =========       =========

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table provides a summary of the segment revenues and results for the three months ended June 30, 2002 and the reserve for losses and loss expenses as of June 30, 2002:

                                                  Property Per      Property        Casualty
                                                   Risk Treaty     Catastrophe       Treaty
                                                   Reinsurance     Reinsurance     Reinsurance
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired           31,406         144,750          31,544
                                                    ---------       ---------       ---------
         Net premiums written and acquired             31,406         123,257          31,544
                                                    ---------       ---------       ---------
         Net premiums earned                            5,595          39,676          12,723
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                       3,082          14,820           8,144
         Acquisition expenses                           1,090           6,733           2,121
         General and administrative expenses              184           4,834           1,089
                                                    ---------       ---------       ---------
                                                        4,356          26,387          11,354
                                                    ---------       ---------       ---------
      Underwriting income                           $   1,239       $  13,289       $   1,369
                                                    =========       =========       =========
      Loss ratio                                         55.1%           37.4%           64.0%
      Acquisition expense ratio                          19.5%           17.0%           16.7%
      General and administrative expense ratio            3.3%           12.2%            8.6%
                                                    ---------       ---------       ---------
      Combined ratio                                     77.9%           66.6%           89.3%
                                                    ---------       ---------       ---------
      Reserve for losses and loss expenses          $   3,867       $  17,286       $  12,062
                                                    =========       =========       =========

                                                    Property         Casualty         Other
                                                   Individual       Individual      Specialty
                                                      Risk             Risk           Lines
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired        $  19,622       $  26,323       $  10,621
                                                    ---------       ---------       ---------
         Net premiums written and acquired             19,622          26,323          10,621
                                                    ---------       ---------       ---------
         Net premiums earned                            5,600           5,870           5,666
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                       1,790           4,620           3,837
         Acquisition expenses                             549             520           1,056
         General and administrative expenses              647             135           1,103
                                                    ---------       ---------       ---------
                                                        2,986           5,275           5,996
                                                    ---------       ---------       ---------
      Underwriting income (loss)                    $   2,614       $     595       $    (330)
                                                    =========       =========       =========
      Loss ratio                                         32.0%           78.7%           67.7%
      Acquisition expense ratio                           9.8%            8.9%           18.6%
      General and administrative expense ratio           11.6%            2.3%           19.5%
                                                    ---------       ---------       ---------
      Combined ratio                                     53.4%           89.9%          105.8%
                                                    ---------       ---------       ---------
      Reserve for losses and loss expenses          $   2,678       $   5,104       $   4,867
                                                    =========       =========       =========

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table reconciles total segment results to consolidated income before income taxes for the three months ended June 30, 2003 and 2002, respectively:

                                                       2003         2002
                                                     --------     --------

      Total underwriting income                      $ 46,377     $ 18,776
      Net investment income                            16,666       10,249
      Net foreign exchange gains                        2,088        1,403
      Net realized gains on sales of investments        3,513          892
      Amortization of intangibles                        (945)          --
      Interest expense                                 (1,173)          --
                                                     --------     --------
      Consolidated income before income taxes        $ 66,526     $ 31,320
                                                     ========     ========

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table provides a summary of the segment revenues and results for the six months ended June 30, 2003:

                                                  Property Per      Property        Casualty
                                                   Risk Treaty     Catastrophe       Treaty
                                                   Reinsurance     Reinsurance     Reinsurance
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired        $ 314,391       $ 126,472       $ 202,356
                                                    ---------       ---------       ---------
         Net premiums written and acquired            314,391         127,182         200,057
                                                    ---------       ---------       ---------
         Net premiums earned                          119,291          79,500         113,701
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                      69,841          11,443          76,061
         Acquisition expenses                          31,262           9,460          30,787
         General and administrative expenses           11,769           5,230           7,965
                                                    ---------       ---------       ---------
                                                      112,872          26,133         114,813
                                                    ---------       ---------       ---------
      Underwriting income (loss)                    $   6,419       $  53,367       $  (1,112)
                                                    =========       =========       =========
      Loss ratio                                         58.5%           14.4%           66.9%
      Acquisition expense ratio                          26.2%           11.9%           27.1%
      General and administrative expense ratio            9.9%            6.6%            7.0%
                                                    ---------       ---------       ---------
      Combined ratio                                     94.6%           32.9%          101.0%
                                                    ---------       ---------       ---------

                                                    Property         Casualty         Other
                                                   Individual       Individual      Specialty
                                                      Risk             Risk           Lines
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired        $  37,752       $ 102,952       $ 230,848
                                                    ---------       ---------       ---------
         Net premiums written and acquired             36,973         102,952         230,848
                                                    ---------       ---------       ---------
         Net premiums earned                           31,828          70,366          67,433
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                      10,112          50,713          51,506
         Acquisition expenses                           3,255           7,877           9,400
         General and administrative expenses            2,204           6,172           9,203
                                                    ---------       ---------       ---------
                                                       15,571          64,762          70,109
                                                    ---------       ---------       ---------
      Underwriting income (loss)                    $  16,257       $   5,604       $  (2,676)
                                                    =========       =========       =========
      Loss ratio                                         31.8%           72.1%           76.4%
      Acquisition expense ratio                          10.2%           11.2%           13.9%
      General and administrative expense ratio            6.9%            8.8%           13.6%
                                                    ---------       ---------       ---------
      Combined ratio                                     48.9%           92.1%          103.9%
                                                    ---------       ---------       ---------

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table provides a summary of the segment revenues and results for the six months ended June 30, 2002:

                                                  Property Per      Property        Casualty
                                                   Risk Treaty     Catastrophe       Treaty
                                                   Reinsurance     Reinsurance     Reinsurance
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired           44,784       $ 166,334       $  76,440
                                                    ---------       ---------       ---------
         Net premiums written and acquired             44,784         144,841          76,440
                                                    ---------       ---------       ---------
         Net premiums earned                            6,901          44,875          19,754
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                       3,867          17,286          12,062
         Acquisition expenses                           1,260           7,240           3,749
         General and administrative expenses            1,747           6,491           2,983
                                                    ---------       ---------       ---------
                                                        6,874          31,017          18,794
                                                    ---------       ---------       ---------
      Underwriting income                           $      27       $  13,858       $     960
                                                    =========       =========       =========
      Loss ratio                                         56.0%           38.5%           61.1%
      Acquisition expense ratio                          18.3%           16.1%           19.0%
      General and administrative expense ratio           25.3%           14.5%           15.1%
                                                    ---------       ---------       ---------
      Combined ratio                                     99.6%           69.1%           95.2%
                                                    ---------       ---------       ---------

                                                    Property         Casualty         Other
                                                   Individual       Individual      Specialty
                                                      Risk             Risk           Lines
                                                  ------------     -----------     -----------
      Revenues
         Gross premiums written and acquired        $  31,582       $  28,937       $  47,110
                                                    ---------       ---------       ---------
         Net premiums written and acquired
                                                       31,582          28,937          47,110
                                                    ---------       ---------       ---------
         Net premiums earned                            7,303           6,541           7,388
                                                    ---------       ---------       ---------
      Expenses
         Losses and loss expenses                       2,678           5,104           4,867
         Acquisition expenses                             677             542           1,309
         General and administrative expenses            1,232           1,129           1,839
                                                    ---------       ---------       ---------
                                                        4,587           6,775           8,015
                                                    ---------       ---------       ---------
      Underwriting income (loss)                    $   2,716       $    (234)      $    (627)
                                                    =========       =========       =========
      Loss ratio                                         36.7%           78.0%           65.9%
      Acquisition expense ratio                           9.3%            8.3%           17.7%
      General and administrative expense ratio           16.9%           17.3%           24.9%
                                                    ---------       ---------       ---------
      Combined ratio                                     62.9%          103.6%          108.5%
                                                    ---------       ---------       ---------

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
   (Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table reconciles total segment results to consolidated income before income taxes for the six months ended June 30, 2003 and 2002, respectively:

                                                       2003          2002
                                                    ---------     ---------

      Total underwriting income                     $  77,859     $  16,700
      Net investment income                            31,022        15,867
      Net foreign exchange gains                        4,594         1,118
      Net realized gains on sales of investments        7,917           892
      Amortization of intangibles                      (1,350)           --
      Interest expense                                 (2,380)           --
                                                    ---------     ---------
      Consolidated income before income taxes       $ 117,662     $  34,577
                                                    =========     =========

8.    Commitments and contingencies

      Concentrations of credit risk. As of June 30, 2003 and December 31 2002, substantially all the Company's cash and investments were held by one custodian. The Company's investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury.

      Major production sources. During the six month period ended June 30, 2003, the Company obtained 74% of its gross premiums written through three brokers: Aon Corporation - 32.6%, Marsh & McLennan Companies, Inc. - 21.9%, and Willis Companies - 19.4%. Gross premiums written excludes $395.8 million of gross premiums acquired from HartRe.

      Letters of credit. As of June 30, 2003, the Company's bankers have issued letters of credit of approximately $67.0 million (2002 - $nil) in favor of certain ceding companies.

      Investment commitments. As of June 30, 2003, the Company had committed cash and cash equivalents and fixed maturity investments of $104.7 million (2002 - $nil) in favor of certain ceding companies.

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

8.    Commitments and contingencies, cont'd.

      Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2003 are as follows:

      Year Ended
       June 30,                                                     Amount
      ----------                                                    ------

      2004                                                         $ 1,866
      2005                                                           1,881
      2006                                                           1,348
      2007                                                           1,230
      2008                                                           1,136
      2009 and thereafter                                            6,947
                                                                   -------

                                                                   $14,408
                                                                   =======

      Total rent expense under operating leases for the six month period ended June 30, 2003 was $987,000 (2002 - $206,000).

      On July 18, 2003, the Company entered into an operating lease to rent new office space from August 1, 2003 for a period of ten years at an annual base rent of $2,360,000. The Company will also be obligated to pay maintenance expenses related to the space.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2002, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our final prospectus filed with the Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026) in connection with the initial public offering of our ordinary shares.

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

Overview

Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America " ("Endurance U.S."), based in New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the "Company".

The Company writes specialty lines of commercial property and casualty insurance and reinsurance on a global basis, and seeks to create a portfolio of specialty lines which are profitable and have limited correlation with one another. The Company defines specialty lines as those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. The Company believes that a well constructed portfolio of diversified risks will produce less volatile results than each of the individual lines of business independently and will provide a superior risk-adjusted return on our capital. Our portfolio of specialty lines of business is organized into the following segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk and other specialty lines.

The insurance lines that the Company writes are included in the property individual risk, casualty individual risk, and other specialty lines segments. The reinsurance lines that the Company writes are included in the property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, and other specialty lines segments.

Property insurance and reinsurance provides coverage of an insurable interest in tangible property for property loss, damage or loss of use. The Company writes property lines through its property per risk treaty reinsurance, property catastrophe reinsurance, property individual risk and other specialty lines segments.

Casualty insurance and reinsurance is primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers' liability, workers' compensation, public liability, automobile liability, personal liability and aviation liability insurance. The Company writes casualty lines through its casualty treaty reinsurance, casualty individual risk, and other specialty lines segments.

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

Results of operations - for the three month periods ended June 30, 2003 and June 30, 2002

Results of operations for the three months ended June 30, 2003 and 2002 were as follows:

                                                June 30,        June 30,
                                                  2003            2002          Change
                                               ---------       ---------      ---------
Underwriting income/(loss)
Revenues
   Gross premiums written and acquired         $ 652,656       $ 264,266      $ 388,390
                                               ---------       ---------      ---------
   Net premiums written and acquired             652,349         242,773        409,576
                                               ---------       ---------      ---------
   Net premiums earned                           292,466          75,130        217,336
                                               ---------       ---------      ---------
Expenses
   Losses and loss expenses                      165,531          36,293        129,238
   Acquisition expenses                           57,481          12,069         45,412
   General and administrative expenses            23,077           7,992         15,085
                                               ---------       ---------      ---------
                                                 246,089          56,354        189,735
                                               ---------       ---------      ---------
Underwriting income                               46,377          18,776         27,601

Net investment income                             16,666          10,249          6,417
Net foreign exchange gains                         2,088           1,403            685
Net realized gains on sales of investments         3,513             892          2,621
Amortization of intangibles                         (945)             --           (945)
Interest expense                                  (1,173)             --         (1,173)
Income tax benefit                                   265              --            265
                                               ---------       ---------      ---------

Net income                                     $  66,791       $  31,320      $  35,471
                                               =========       =========      =========

Loss ratio                                          56.6%           48.3%           8.3%

Acquisition expense ratio                           19.7%           16.1%           3.6%

General and administrative expense ratio             7.9%           10.6%          (2.7%)
                                               ---------       ---------      ---------
Combined ratio                                      84.2%           75.0%           9.2%
                                               ---------       ---------      ---------
Reserve for losses and loss expenses           $ 492,739       $  45,864      $ 446,875
                                               =========       =========      =========

Premiums. In the three months ended June 30, 2003, gross premiums written and acquired were $652.7 million compared to gross premiums written and acquired of $264.3 million for the period ended June 30, 2002. Gross premiums written and acquired increased during the three months to June 30, 2003 principally as a result of the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $395.8 million in premiums written and acquired across a number of business segments including property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance and other specialty lines. For more information on the Hart Re transaction, please refer to "-Significant transactions and events" below. There was additional contribution to premium growth in the three month period as a result of the formation of Endurance U.S. which has observed favorable underwriting opportunities across the property per risk treaty and casualty treaty reinsurance segments. Significant premium growth has been recorded in Endurance Bermuda within the casualty individual risk segment which has experienced favorable underwriting conditions in the healthcare and excess general liability lines. During the three months ended June 30, 2002 the Company recorded acquired premiums of $88.6 million from LaSalle Re Limited on a one-time basis which offset the items contributing to premium growth in 2003.

There were negligible premiums ceded in the three months ended June 30, 2003 compared to $21.5 million for the three months ended June 30, 2002. The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned for the three months ended June 30, 2003 were $292.5 million compared to net premiums earned for the three months ended June 30, 2002 of $75.1 million. Net premiums earned increased in 2003 as a result of the higher level of premiums written and acquired in the three months ended June 30, 2003 compared to 2002, in addition to the earning of net premiums that were written in the period since the inception of the Company.

Net Investment Income. Net investment income for the three months ended June 30, 2003 was $16.7 million, compared to net investment income of $10.2 million for the three months ended June 30, 2002. Investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. The increase in net investment income was due to an 83.3% increase in invested assets due primarily to net premium inflows when compared to June 30, 2002. Investment management fees for the three months ended June 30, 2003 were $0.6 million compared to $0.3 million in the three months ended June 30, 2002.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (calculated using beginning and ending market values, adjusted for external cash flows) for the three months ending June 30, 2003 were 3.64% and 8.00%, respectively. For the three months ended June 30, 2002, the annualized period book yield and total return were 4.53% and 10.66%, respectively. The decrease in book yield was attributable to the continued investment of large premium inflows in a decreasing interest rate environment. The yield on the benchmark five year U.S. Treasury bond decreased 160 basis points during the one year period ending June 30, 2003 while, during the same period, the Federal Reserve cut short term interest rates by 75 basis points. At June 30, 2003, the proportion of cash and cash equivalent securities in the Company's investment portfolio has been reduced to 8% of invested assets and the overall portfolio duration has extended to 2.85 years. The invested portfolio represents cash and cash equivalents and fixed maturity investments, with an average credit rating of Aaa, managed by the investment managers.

Net Realized Investment Gains. Net realized investment gains for the three months ended June 30, 2003 were $3.5 million, compared to net realized investment gains in the three months ended June 30, 2002 of $0.9 million. Net investment gains in the three months to June 30, 2003 were realized from the sale of fixed maturity securities. Endurance Holdings liquidated $50.0 million of its fixed maturity security portfolio in the period in order to contribute further capital to Endurance U.S. In addition, sales of securities were executed as part of the ongoing management of our investment portfolio. During the three months ended June 30, 2002 there were few sales of securities.

Losses and Loss Expenses. Losses and loss expenses for the three months ended June 30, 2003 and 2002 were $165.5 million and $36.3 million, respectively. The loss ratios for the three months ended June 30, 2003 and 2002 were 56.6% and 48.3%, respectively. The increase in loss ratio in the year is due to a shift in the mix of business towards casualty business. The impact of the HartRe transaction and the other areas of premium growth discussed above has resulted in a lower weighting of property catastrophe reinsurance which produced a low incidence of loss activity over the last year due to the absence of significant catastrophes during the year.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses.

During the three month period ended June 30, 2003, the Company had experienced lower levels of reported losses than previously anticipated in the property catastrophe reinsurance segment and to a lesser extent the casualty individual risk segment, which resulted in favorable adjustments to the Company's prior period loss reserves. These trends partially offset the increase in overall loss ratios discussed above. Should any further events or trends become evident in the future, the reserves for the Company will be adjusted as necessary.

Acquisition Expenses. Acquisition expenses for the three months ended June 30, 2003 were $57.5 million compared to acquisition expenses of $12.1 million for the three months ended June 30, 2002. The acquisition expense ratio for the three months ended June 30, 2003 was 19.7% compared to an acquisition expense ratio of 16.1% for the three months ended June 30, 2002. The increase in acquisition expense ratio is due to the growth of the Company's underwriting activities and a consequent shift in the mix of business towards treaty reinsurance. The HartRe transaction, in particular, resulted in the acquisition of treaty business incurring on average a commission rate of 21.8%.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 were $23.1 million, compared to general and administrative expenses of $8.0 million for the three months ended June 30, 2002. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. At June 30, 2003 the Company had 191 employees compared to 59 employees at June 30, 2002.

The general and administrative expense ratio for the three months ended June 30, 2003 was 7.9% compared to a general and administrative expense ratio of 10.6% for the three months ended June 30, 2002. In the period ended June 30, 2003, the ratio has declined as a result of growth in premiums earned.

Net Income. Net income for the three months ended June 30, 2003 was $66.8 million compared to $31.3 million for the three months ended June 30, 2002. Net income in the 2003 period was comprised of net underwriting income of $46.4 million, net investment income of $16.7 million, net realized investment gains of $3.5 million, net foreign exchange gains of $2.1 million, interest expense of $1.2 million, amortization of intangible assets of $0.9 million and tax benefit of $0.3 million. Net income in the 2002 period was comprised of net underwriting income of $18.8 million, net investment income of $10.2 million, net realized investment gains of $0.9 million and net foreign exchange gains of $1.4 million. The increase in net income for the three months ended June 30, 2003 compared to the same period in 2002 is due to the expansion of the Company's underwriting activities and personnel and continued implementation of its business plan subsequent to June 30, 2002.

Comprehensive Income. Comprehensive income for the three months ended June 30, 2003 was $83.7 million compared to comprehensive income for the three months ended June 30, 2002 of $50.2 million. Comprehensive income for the 2003 period was comprised of the net income of $66.8 million described above, an increase in net unrealized investment gains of $10.2 million, gains on foreign currency translation adjustments of $6.9 million and a net loss on derivatives designated as a cash flow hedge of $0.3 million. Comprehensive income for the 2002 period was comprised of the net income of $31.3 million described above and a net increase in unrealized investment gains of $18.9 million.

Underwriting results by operating segments

The determination of the Company's business segments is based on how the Company monitors the performance of its underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. As a newly formed company, our historical combined ratio may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment's proportional share of gross premiums written and acquired.

Property per risk treaty reinsurance

Our Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. Our property per risk reinsurance contracts cover claims from individual insurance policies written by our ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the three months ended June 30, 2003 and 2002, respectively.

                                             THREE MONTHS ENDED
                                           June 30,      June 30,
                                             2003          2002         Change
                                           --------      --------      --------
Revenues
   Gross premiums written and acquired     $222,412      $ 31,406      $191,006
                                           --------      --------      --------
   Net premiums written and acquired        222,412        31,406       191,006
                                           --------      --------      --------
   Net premiums earned                       78,255         5,595        72,660
                                           --------      --------      --------
Expenses
   Losses and loss expenses                  45,047         3,082        41,965
   Acquisition expenses                      22,143         1,090        21,053
   General and administrative expenses        6,366           184         6,182
                                           --------      --------      --------
                                             73,556         4,356        69,200
                                           --------      --------      --------

Underwriting income                        $  4,699      $  1,239      $  3,460
                                           ========      ========      ========

Loss ratio                                     57.6%         55.1%          2.5%

Acquisition expense ratio                      28.3%         19.5%          8.8%

General and administrative expense ratio        8.1%          3.3%          4.8%
                                           --------      --------      --------
Combined ratio                                 94.0%         77.9%         16.1%
                                           --------      --------      --------
Reserve for losses and loss expenses       $ 99,528      $  3,867      $ 95,661
                                           ========      ========      ========

Premiums. For the three months ended June 30, 2003 gross premiums written and acquired were $222.4 million and net premiums earned were $78.3 million compared to gross premiums written and acquired of $31.4 million and net premiums earned of $5.6 million for the same period in 2002. The increase in gross premiums written and acquired was primarily a result of the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $143.7 million in premiums written and acquired. The balance of the increase in premiums written and acquired in the year is a result of the formation of Endurance U.S. and the efforts of an expanded underwriting team. The ratio of net premiums earned to net premiums written during the three months to June 30, 2003 was 35.2% compared to 17.8% for the three months to June 30, 2002. These levels of earnings compared to premiums written are due to the earning of policies attaching contracts which have comprised 71.3% of premiums written and acquired in this segment since the inception of the Company. The majority of the policies attaching contracts have a 24-month risk period and, as such, the premiums are earned over that risk period. The higher ratio of net premiums earned to net premiums written for the three months to June 30, 2003 was a result of the earning of premiums that have been recorded over the period since the inception of the Company.

Losses and Loss Expenses. Losses and loss expenses for the three months ended June 30, 2003 and June 30, 2002 were $45.1 million and $3.1 million, respectively. The loss ratio was 57.6% for the three months ended June 30, 2003 and 55.1% for the same period in 2002.

Acquisition Expenses. Acquisition expenses for the three months ended June 30, 2003 were $22.1 million or 28.3% of net premiums earned. For the three months ended June 30, 2002, acquisition expenses were $1.1 million or 19.5% of net premiums earned. The higher expense ratio in the three months to June 30, 2003 is due to an increased percentage of business in this segment relating to quota share reinsurance contracts, which incur higher commissions.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 and June 30, 2002 were $6.4 million and $0.2 million, respectively. This increase is due to the Company having been in its early stages of development in the three months ended June 30, 2002 and therefore incurred lower levels of operating expenses at that time. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels.

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

The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the three months ended June 30, 2003 and 2002, respectively.

                                                THREE MONTHS ENDED
                                              June 30,      June 30,
                                               2003           2002            Change
                                             ---------      ---------       ---------
Revenues
   Gross premiums written and acquired       $  65,838      $ 144,750       $ (78,912)
                                             ---------      ---------       ---------
   Net premiums written and acquired            65,838        123,257         (57,419)
                                             ---------      ---------       ---------
   Net premiums earned                          43,473         39,676           3,797
                                             ---------      ---------       ---------
Expenses
   Losses and loss expenses                      5,151         14,820          (9,669)
   Acquisition expenses                          4,253          6,733          (2,480)
   General and administrative expenses           2,438          4,834          (2,396)
                                             ---------      ---------       ---------
                                                11,842         26,387         (14,545)
                                             ---------      ---------       ---------

Underwriting income                          $  31,631      $  13,289       $  18,342
                                             =========      =========       =========

Loss ratio                                        11.8%          37.4%          (25.6%)

Acquisition expense ratio                          9.8%          17.0%           (7.2%)

General and administrative expense ratio           5.6%          12.2%           (6.6%)
                                             ---------      ---------       ---------
Combined ratio                                    27.2%          66.6%          (39.4%)
                                             ---------      ---------       ---------
Reserve for losses and loss expenses         $  50,454      $  17,286       $  33,168
                                             =========      =========       =========

Premiums. For the three months ended June 30, 2003, gross premiums written and acquired were $65.8 million and net premiums earned were $43.5 million compared to gross premiums written and acquired of $144.8 million and net premiums earned of $39.7 million for the same period in 2002. The majority of the contracts associated with this segment are written on a losses occurring basis. Accordingly, the premium is earned evenly over the contract term, most often a twelve month period. The decrease in gross premiums written and acquired is largely the result of the acquisition of $88.6 million in premiums from LaSalle Re Limited in the three month period ended June 30, 2002 offset by premiums acquired from HartRe of $29.0 million in 2003. The growth in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to June 30, 2003 compared to the shorter period of premium generation to June 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the three months ended June 30, 2003 and June 30, 2002 were $5.2 million and $14.8 million, respectively. The loss ratio was 11.8% for the three months ended June 30, 2003 and 37.4% for the same period in 2002. The loss ratios in 2003 and 2002 in this segment were principally attributable to the very low levels of catastrophe losses experienced in the respective periods. The reduction in loss ratio in 2003 is principally because the Company is experiencing lower levels of reported losses than previously anticipated relating to the 2002 European floods, which resulted in favorable adjustments to such reserves.

Acquisition Expenses. Acquisition expenses for the three months ended June 30, 2003 were $4.3 million or 9.8% of net premiums earned. For the three months ended June 30, 2002, acquisition expenses were $6.7 million or 17.0% of net premiums earned. The impact of ceded reinsurance purchased in 2002, which yielded very low ceding commissions overall, resulted in the expense ratio in that year being higher than in 2003 when a negligible amount of reinsurance was purchased.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 and June 30, 2002 were $2.4 million and $4.8 million, respectively. This decrease is due to the lower level of premiums written and acquired in 2003 and therefore lower indirect overhead allocation.

Casualty treaty reinsurance

Our Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that we reinsure include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. We generally focus on business that is exposed to severity losses and not expected to produce high levels of claims frequency. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the three months ended June 30, 2003 and 2002, respectively.

                                                 THREE MONTHS ENDED
                                               June 30,       June 30,
                                                2003            2002            Change
                                              ---------       ---------       ---------
Revenues
   Gross premiums written and acquired        $ 118,929       $  31,544       $  87,385
                                              ---------       ---------       ---------

   Net premiums written and acquired            118,895          31,544          87,351
                                              ---------       ---------       ---------
   Net premiums earned                           73,449          12,723          60,726
                                              ---------       ---------       ---------
Expenses
   Losses and loss expenses                      49,407           8,144          41,263
   Acquisition expenses                          19,860           2,121          17,739
   General and administrative expenses            4,052           1,089           2,963
                                              ---------       ---------       ---------
                                                 73,319          11,354          61,965
                                              ---------       ---------       ---------

Underwriting income                           $     130       $   1,369       $  (1,239)
                                              =========       =========       =========

Loss ratio                                         67.3%           64.0%            3.3%

Acquisition expense ratio                          27.0%           16.7%           10.3%

General and administrative expense ratio            5.5%            8.6%           (3.1%)
                                              ---------       ---------       ---------
Combined ratio                                     99.8%           89.3%           10.5%
                                              ---------       ---------       ---------
Reserve for losses and loss expenses          $ 143,306       $  12,062       $ 131,244
                                              =========       =========       =========

Premiums. In the three months ended June 30, 2003, gross premiums written and acquired were $118.9 million and net premiums earned were $73.4 million compared to gross premiums written and acquired of $31.5 million and net premiums earned of $12.7 million for the same period in 2002. The increase in gross premiums written and acquired is almost entirely due to the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $86.1 million in premiums written and acquired. Premium levels have been static for existing business, as expected, given that the second quarter is not a significant renewal period for this segment. The ratio of net premiums earned to net premiums written in the three months to June 30, 2003 was 61.8% compared to 40.3% for the three months to June 30, 2002. These levels of earnings compared to premiums written are due to the effect of policies attaching contracts which have comprised 74.3% of premiums written in this segment since the inception of the Company. The majority of the policies attaching contracts have a 24-month risk period and, as such, the premiums are earned over that risk period. The higher ratio of net premiums earned to net premiums written for the three months to June 30, 2003 is a result of the earning of premiums that have been recorded over the period since the inception of the Company.

Losses and Loss Expenses. Losses and loss expenses for the three months ended June 30, 2003 and June 30, 2002 were $49.4 million and $8.1 million, respectively. The loss ratio was 67.3% for the three months ended June 30, 2003 and 64.0% for the same period in 2002. Claims may not be reported for many years in the lines of business included in this segment. Accordingly, loss reserves have been established by the Company's actuaries and reflect management's best estimate of ultimate losses.

Acquisition Expenses. Acquisition expenses for the three months ended June 30, 2003 were $19.9 million or 27.0% of net premiums earned. For the three months ended June 30, 2002, acquisition expenses were $2.1 million or 16.7% of net premiums earned. The higher expense ratio in the three months to June 30, 2003 is due to an increased weighting of business in this segment relating to quota share reinsurance contracts which incur higher commissions.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 and June 30, 2002 were $4.1 million and $1.1 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels.

Property individual risk

Our Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the three months ended June 30, 2003 and 2002, respectively.

                                                 THREE MONTHS ENDED
                                               June 30,       June 30,
                                                2003            2002            Change
                                              ---------       ---------       ---------
Revenues
   Gross premiums written and acquired        $  23,155       $  19,622       $   3,533
                                              ---------       ---------       ---------

   Net premiums written and acquired             22,882          19,622           3,260
                                              ---------       ---------       ---------
   Net premiums earned                           16,813           5,600          11,213
                                              ---------       ---------       ---------
Expenses
   Losses and loss expenses                       7,873           1,790           6,083
   Acquisition expenses                           1,670             549           1,121
   General and administrative expenses            1,046             647             399
                                              ---------       ---------       ---------
                                                 10,589           2,986           7,603
                                              ---------       ---------       ---------

Underwriting income                           $   6,224       $   2,614       $   3,610
                                              =========       =========       =========

Loss ratio                                         46.8%           32.0%           14.8%

Acquisition expense ratio                           9.9%            9.8%            0.1%

General and administrative expense ratio            6.2%           11.6%           (5.4%)
                                              ---------       ---------       ---------
Combined ratio                                     62.9%           53.4%            9.5%
                                              ---------       ---------       ---------
Reserve for losses and loss expenses          $  23,107       $   2,678       $  20,429
                                              =========       =========       =========

Premiums. In the three months ended June 30, 2003, gross premiums written and acquired were $23.2 million and net premiums earned were $16.8 million compared to gross premiums written and acquired of $19.6 million and net premiums earned of $5.6 million for the same period in 2002. Policies written in this segment are written on a losses occurring basis and typically earn over the 12-month period of the contract. The increase in premiums written and acquired in the three months ended June 30, 2003 is due primarily to new business generated by Endurance U.K. which wrote no business in the three months ended June 30, 2002. The level of premiums written in Endurance Bermuda has remained static. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to June 30, 2003 compared to the shorter period of premium generation to June 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the three months ended June 30, 2003 and June 30, 2002 were $7.9 million and $1.8 million, respectively. The loss ratio was 46.8% for the three months ended June 30, 2003 and 32.0% for the same period in 2002. The increase in loss ratio is principally the result of tornado damage in the mid-west U.S. in May.

Acquisition Expenses. Acquisition expenses for the three months ended June 30, 2003 were $1.7 million or 9.9% of net premiums earned. For the three months ended June 30, 2002, acquisition expenses were $0.6 million or 9.8% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 and June 30, 2002 were $1.1 million and $0.7 million, respectively. Expenditure has increased in the year in line with the growth in staffing levels. However, the general and administrative expense ratio has decreased as premiums earned have increased significantly.

Casualty individual risk

Our Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The table on the following page summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the three months ended June 30, 2003 and 2002, respectively.

                                                 THREE MONTHS ENDED
                                               June 30,       June 30,
                                                2003            2002            Change
                                              ---------       ---------       ---------
Revenues
   Gross premiums written and acquired        $  69,430       $  26,323       $  43,107
                                              ---------       ---------       ---------

   Net premiums written and acquired             69,430          26,323          43,107
                                              ---------       ---------       ---------
   Net premiums earned                           38,451           5,870          32,581
                                              ---------       ---------       ---------
Expenses
   Losses and loss expenses                      26,560           4,620          21,940
   Acquisition expenses                           4,012             520           3,492
   General and administrative expenses            3,626             135           3,491
                                              ---------       ---------       ---------
                                                 34,198           5,275          28,923
                                              ---------       ---------       ---------

Underwriting income                           $   4,253       $     595       $   3,658
                                              =========       =========       =========

Loss ratio                                         69.1%           78.7%           (9.6%)

Acquisition expense ratio                          10.4%            8.9%            1.5%

General and administrative expense ratio            9.4%            2.3%            7.1%
                                              ---------       ---------       ---------
Combined ratio                                     88.9%           89.9%           (1.0%)
                                              ---------       ---------       ---------
Reserve for losses and loss expenses          $  84,671       $   5,104       $  79,567
                                              =========       =========       =========

Premiums. In the three months ended June 30, 2003, gross premiums written and acquired were $69.4 million and net premiums earned were $38.5 million compared to gross premiums written and acquired of $26.3 million and net premiums earned of $5.9 million for the same period in 2002. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically 12-month periods. The Company has observed improved market conditions in the year with pricing either holding firm or increasing. The healthcare line in particular has seen significant pricing increases. Capacity is increasing across all lines but has not yet impacted pricing adversely. Premiums written and acquired have increased in the year as a result of an expanded staff of 24 at June 30, 2003 (June 30, 2002 - 7 staff) that the Company has put in place to take advantage of the opportune underwriting conditions. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to June 30, 2003 compared to the shorter period of premium generation to June 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the three months ended June 30, 2003 and June 30, 2002 were $26.6 million and $4.6 million, respectively. The loss ratio was 69.1% for the three months ended June 30, 2003 and 78.7% for the same period in 2002. The Company has received only a limited number of notices of potential losses for this segment, none of which has reached a level which would result in our paying a claim. Accordingly, the losses and loss expenses were established by the Company's actuaries based on historical industry loss data and program-specific loss information. The lower than anticipated levels of reported losses relating to prior periods has resulted in favorable adjustments to prior period reserves and a reduction in the loss ratio.

Acquisition Expenses. Acquisition expenses for the three months ended June 30, 2003 were $4.0 million or 10.4% of net premiums earned compared to $0.5 million and 8.9% for the three months ended June 30, 2002. The lower acquisition expenses in the prior period resulted from this business segment having been in the early stages of underwriting activity and therefore, having not yet established a typical expense ratio.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 and June 30, 2002 were $3.6 million and $0.1 million, respectively. This increase is due to the staff increases in this segment which have culminated in a headcount of 24 at June 30, 2003 compared to just 7 staff at June 30, 2002.

Other Specialty Lines

Our Other Specialty Lines business segment is comprised of the insurance and reinsurance of unique opportunities, including Aerospace, Self Insured Risks and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and the space business includes satellite launch and in-orbit coverage. Our Self Insured Risks business provides traditional property and casualty insurance products to entities that are able to bear a significant portion of their own risk. The coverages the Company provides include general liability, automobile liability, workers' compensation and property insurance. At the end of the second quarter of 2003, the Company consolidated the Self Insured Risks department into the Casualty Individual Risk department in order to more appropriately reflect the nature of the business being underwritten. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Other Specialty Lines business segment for the three months ended June 30, 2003 and 2002, respectively.

                                                  THREE MONTHS ENDED
                                               June 30,        June 30,
                                                2003             2002            Change
                                              ---------        ---------        ---------
Revenues
   Gross premiums written and acquired        $ 152,892        $  10,621        $ 142,271
                                              ---------        ---------        ---------

   Net premiums written and acquired            152,892           10,621          142,271
                                              ---------        ---------        ---------
   Net premiums earned                           42,025            5,666           36,359
                                              ---------        ---------        ---------
Expenses
   Losses and loss expenses                      31,493            3,837           27,656
   Acquisition expenses                           5,543            1,056            4,487
   General and administrative expenses            5,549            1,103            4,446
                                              ---------        ---------        ---------
                                                 42,585            5,996           36,589
                                              ---------        ---------        ---------

Underwriting loss                             $    (560)       $    (330)       $    (230)
                                              =========        =========        =========

Loss ratio                                         74.9%            67.7%             7.2%

Acquisition expense ratio                          13.2%            18.6%            (5.4%)

General and administrative expense ratio           13.2%            19.5%            (6.3%)
                                              ---------        ---------        ---------
Combined ratio                                    101.3%           105.8%            (4.5%)
                                              ---------        ---------        ---------
Reserve for losses and loss expenses          $  91,673        $   4,867        $  86,806
                                              =========        =========        =========

Premiums. In the three months ended June 30, 2003, gross premiums written and acquired were $152.9 million and net premiums earned were $42.0 million compared to gross premiums written and acquired of $10.6 million and net premiums earned of $5.7 million for the same period in 2002. The increase in gross premiums written and acquired is almost entirely due to the acquisition of the in-force reinsurance business of HartRe which contributed $71.2 million in aerospace premiums written and acquired and $65.9 million in other specialty accounts. The remaining increase in premiums written and acquired was due primarily to the Company's expansion of its existing aerospace underwriting. The growth in premiums earned is a result of the earning of premiums that have been written since the inception of the Company given that 76.3% of premiums were written on a policies attaching basis and are typically earned ratably over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the three months ended June 30, 2003 and June 30, 2002 were $31.5 million and $3.8 million, respectively. The loss ratio was 74.9% for the three months ended June 30, 2003 and 67.7% for the same period in 2002.

Acquisition Expenses. Acquisition expenses for the three months ended June 30, 2003 were $5.5 million or 13.2% of net premiums earned. For the three months ended June 30, 2002, acquisition expenses were $1.1 million or 18.6% of net premiums earned. The reduction in expense ratio in the year is due to the changes in mix of business brought about by the development of the Company's aerospace book and acquisition of the in-force reinsurance business of HartRe.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 and June 30, 2002 were $5.6 million and $1.1 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. However, the general and administrative expense ratio has decreased as premiums earned have increased significantly.

Results of operations - for the six month periods ended June 30, 2003 and June 30, 2002

Results of operations for the six months ended June 30, 2003 and 2002 were as follows:

                                                 June 30,           June 30,
                                                   2003               2002              Change
                                                -----------        -----------       -----------
Underwriting income/(loss)
Revenues
   Gross premiums written and acquired          $ 1,014,771        $   395,187       $   619,584
                                                -----------        -----------       -----------
   Net premiums written and acquired              1,012,403            373,694           638,709
                                                -----------        -----------       -----------
   Net premiums earned                              482,119             92,762           389,357
                                                -----------        -----------       -----------
Expenses
   Losses and loss expenses                         269,676             45,864           223,812
   Acquisition expenses                              92,041             14,777            77,264
   General and administrative expenses               42,543             15,421            27,122
                                                -----------        -----------       -----------
                                                    404,260             76,062           328,198
                                                -----------        -----------       -----------
Underwriting income                                  77,859             16,700            61,159

Net investment income                                31,022             15,867            15,155
Net foreign exchange gains                            4,594              1,118             3,476
Net realized gains on sales of investments            7,917                892             7,025
Amortization of intangibles                          (1,350)                --            (1,350)
Interest expense                                     (2,380)                --            (2,380)
Income tax benefit                                      330                 --               330
                                                -----------        -----------       -----------

Net income                                      $   117,992        $    34,577       $    83,415
                                                ===========        ===========       ===========

Loss ratio                                             55.9%              49.4%              6.5%

Acquisition expense ratio                              19.1%              15.9%              3.2%

General and administrative expense ratio                8.8%              16.6%             (7.8%)
                                                -----------        -----------       -----------
Combined ratio                                         83.8%              81.9%              1.9%
                                                -----------        -----------       -----------
Reserve for losses and loss expenses            $   492,739        $    45,864       $   446,875
                                                ===========        ===========       ===========

Premiums. In the six months ended June 30, 2003, gross premiums written and acquired were $1,014.8 million compared to gross premiums written and acquired of $395.2 million for the same period ended June 30, 2002. Gross premiums written and acquired increased during the six months to June 30, 2003 partly as a result of the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $395.8 million in premiums written and acquired across a number of business segments including property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance and other specialty lines. For more information on the HartRe transaction, please refer to "-Significant transactions and events" below. There was additional contribution to premium growth of $133.7 million in the six month period as a result of the formation of Endurance U.S. and Endurance U.K. which have observed favorable underwriting opportunities across the property per risk treaty, casualty treaty reinsurance and property individual risk segments. Significant premium growth has been recorded in Endurance Bermuda within the aerospace line of business which has seen an increase in premiums written of $43.9 million for the six month period and the casualty individual risk segment which has experienced favorable underwriting conditions in the healthcare and excess general liability lines to produce an increase in premiums written of $74.0 million for the six month period. In general, premium growth can be attributed to the significant expansion of our team of underwriters and support staff. In the six month period to June 30, 2002 the Company was in a stage of expansion and did not have the same underwriting resources as in 2003.

Reinsurance premiums ceded for the six months ended June 30, 2003 were $2.4 million compared to $21.5 million for the six months ended June 30, 2002. The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned for the six months ended June 30, 2003 were $482.1 million compared to net premiums earned for the six months ended June 30, 2002 of $92.8 million. Net premiums earned increased in 2003 as a result of the higher level of premiums written and acquired in the six months ended June 30, 2003 compared to 2002, in addition to the earning of net premiums that were written in the period since the inception of the Company.

Net Investment Income. Net investment income for the six months ended June 30, 2003 was $31.0 million, compared to net investment income of $15.9 million for the six months ended June 30, 2002. Investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. The increase in net investment income was due to an 83.3%, increase in invested assets due primarily to net premium inflows when compared to June 30, 2002. Investment management fees for the six months ended June 30, 2003 were $1.1 million compared to $0.5 million in the six months ended June 30, 2002.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (calculated using beginning and ending market values, adjusted for external cash flows) for the six months ending June 30, 2003 were 3.64% and 5.91%, respectively. For the six months ended June 30, 2002, the annualized period book yield and total return were 4.53% and 5.35%, respectively. The decrease in book yield was attributable to the continued investment of large premium inflows in a decreasing interest rate environment. The yield on the benchmark five year U.S. Treasury bond decreased 160 basis points during the one year period ending June 30, 2003 while, during the same period, the Federal Reserve cut short term interest rates by 75 basis points. At June 30, 2003, the proportion of cash and cash equivalent securities in the Company's investment portfolio has been reduced to 8% of invested assets and the overall portfolio duration has been extended to 2.85 years. The invested portfolio represents cash and cash equivalents and fixed maturity investments, with an average credit rating of Aaa, managed by the investment managers.

Net Realized Investment Gains. Net realized investment gains for the six months ended June 30, 2003 were $7.9 million, compared to net realized investment gains in the six months ended June 30, 2002 of $0.9 million. Net investment gains in the six months to June 30, 2003 were realized from the sale of fixed maturity securities. Endurance Holdings liquidated $50.0 million of its fixed maturity security portfolio in the period in order to contribute further capital to Endurance U.S. In addition, sales of securities were executed as part of the ongoing management of our investment portfolio. During the six months ended June 30, 2002 there were few sales of securities.

Losses and Loss Expenses. Losses and loss expenses for the six months ended June 30, 2003 and 2002 were $269.7 million and $45.9 million, respectively. The loss ratios for the six months ended June 30, 2003 and 2002 were 55.9% and 49.4%, respectively. The increase in loss ratio in the year is principally due to a shift in the mix of business towards casualty business. The impact of the HartRe transaction and the other areas of premium growth discussed above has resulted in a lower weighting of property catastrophe reinsurance which produced a low incidence of loss activity over the last year due to the absence of significant catastrophes during the period.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses.

During the six month period ended June 30, 2003, the Company had experienced lower levels of reported losses than previously anticipated in the property catastrophe reinsurance segment and to a lesser extent the casualty individual risk segment, which resulted in favorable adjustments to the Company's prior period loss reserves. These trends partially offset the increase in overall loss ratios discussed above. Should any further events or trends become evident in the future, the reserves for the Company will be adjusted as necessary.

Acquisition Expenses. Acquisition expenses for the six months ended June 30, 2003 were $92.0 million compared to acquisition expenses of $14.8 million for the six months ended June 30, 2002. The acquisition expense ratio for the six months ended June 30, 2003 was 19.1% compared to an acquisition expense ratio of 15.9% for the six months ended June 30, 2002. The increase in acquisition expense ratio is due to the growth of the Company's underwriting activities and a consequent shift in the mix of business towards treaty reinsurance.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 were $42.5 million, compared to general and administrative expenses of $15.4 million for the six months ended June 30, 2002. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. At June 30, 2003 the Company had 191 employees compared to 59 employees at June 30, 2002.

The general and administrative expense ratio for the six months ended June 30, 2003 was 8.8% compared to a general and administrative expense ratio of 16.6% for the six months ended June 30, 2002. In the period ended June 30, 2003, the ratio has declined as a result of growth in premiums earned.

Net Income. Net income for the six months ended June 30, 2003 was $118.0 million compared to $34.6 million for the six months ended June 30, 2002. Net income in the 2003 period was comprised of net underwriting income of $77.9 million, net investment income of $31.0 million, net realized investment gains of $7.9 million, net foreign exchange gains of $4.6 million, interest expense of $2.4 million, amortization of intangible assets of $1.4 million and tax benefit of $0.3 million. Net income in the 2002 period was comprised of net underwriting income of $16.7 million, net investment income of $15.9 million, net realized investment gains of $0.9 million and a net foreign exchange gain of $1.1 million. The increase in net income for the six months ended June 30, 2003 compared to the same period in 2002 is due to the expansion of the Company's underwriting activities and personnel and continued implementation of its business plan subsequent to June 30, 2002.

Comprehensive Income. Comprehensive income for the six months ended June 30, 2003 was $129.4 million compared to comprehensive income for the six months ended June 30, 2002 of $48.7 million. Comprehensive income for the 2003 period was comprised of the net income of $118.0 million described above, an increase in net unrealized investment gains of $9.2 million, gains on foreign currency translation adjustments of $3.9 million and a net loss on derivatives designated as a cash flow hedge of $1.7 million. Comprehensive income for the 2002 period was comprised of the net income of $34.6 million described above and a net increase in unrealized investment gains of $14.1 million.

Underwriting results by operating segments

Property per risk treaty reinsurance

The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the six months ended June 30, 2003 and 2002, respectively.

                                                   SIX MONTHS ENDED
                                               June 30,        June 30,
                                                2003             2002            Change
                                              ---------        ---------        ---------
Revenues
   Gross premiums written and acquired        $ 314,391        $  44,784        $ 269,607
                                              ---------        ---------        ---------
   Net premiums written and acquired            314,391           44,784          269,607
                                              ---------        ---------        ---------
   Net premiums earned                          119,291            6,901          112,390
                                              ---------        ---------        ---------
Expenses
   Losses and loss expenses                      69,841            3,867           65,974
   Acquisition expenses                          31,262            1,260           30,002
   General and administrative expenses           11,769            1,747           10,022
                                              ---------        ---------        ---------
                                                112,872            6,874          105,998
                                              ---------        ---------        ---------

Underwriting income                           $   6,419        $      27        $   6,392
                                              =========        =========        =========

Loss ratio                                         58.5%            56.0%             2.5%

Acquisition expense ratio                          26.2%            18.3%             7.9%

General and administrative expense ratio            9.9%            25.3%           (15.4%)
                                              ---------        ---------        ---------
Combined ratio                                     94.6%            99.6%            (5.0%)
                                              ---------        ---------        ---------
Reserve for losses and loss expenses          $  99,528        $   3,867        $  95,661
                                              =========        =========        =========

Premiums. For the six months ended June 30, 2003 gross premiums written and acquired were $314.4 million and net premiums earned were $119.3 million compared to gross premiums written and acquired of $44.8 million and net premiums earned of $6.9 million for the same period in 2002. The increase in gross premiums written and acquired was in large part due to the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $143.7 million in premiums written and acquired. In addition, part of the increase in premiums written and acquired is a result of the formation of Endurance U.S. and Endurance U.K. which combined have contributed $80.7 million in premium growth for the six month period. The ratio of net premiums earned to net premiums written during the six months to June 30, 2003 was 37.9% compared to 15.4% for the six months to June 30, 2002. These levels of earnings compared to premiums written are due to the earning of policies attaching contracts which have comprised 71.3% of premiums written in this segment since the inception of the Company. The majority of the policies attaching contracts have a 24-month risk period and, as such, the premiums are earned over that risk period. The higher ratio of net premiums earned to net premiums written for the six months to June 30, 2003 was a result of the earning of premiums that have been recorded over the period since the inception of the Company.

Losses and Loss Expenses. Losses and loss expenses for the six months ended June 30, 2003 and June 30, 2002 were $69.8 million and $3.9 million, respectively. The loss ratio was 58.5% for the six months ended June 30, 2003 and 56.0% for the same period in 2002.

Acquisition Expenses. Acquisition expenses for the six months ended June 30, 2003 were $31.3 million or 26.2% of net premiums earned. For the six months ended June 30, 2002, acquisition expenses were $1.3 million or 18.3% of net premiums earned. The higher expense ratio in the six months to June 30, 2003 is due to an increased percentage of business in this segment relating to quota share reinsurance contracts, which incur higher commissions.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 and June 30, 2002 were $11.8 million and $1.8 million, respectively. This increase is due to the Company having been in its early stages of development in the six months ended June 30, 2002 and therefore incurred lower levels of operating expenses at that time. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. General and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Property catastrophe reinsurance

The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the six months ended June 30, 2003 and 2002, respectively.

                                                   SIX MONTHS ENDED
                                               June 30,        June 30,
                                                2003             2002            Change
                                              ---------        ---------        ---------
Revenues
   Gross premiums written and acquired        $ 126,472        $ 166,334        $ (39,862)
                                              ---------        ---------        ---------
   Net premiums written and acquired            127,182          144,841          (17,659)
                                              ---------        ---------        ---------
   Net premiums earned                           79,500           44,875           34,625
                                              ---------        ---------        ---------
Expenses
   Losses and loss expenses                      11,443           17,286           (5,843)
   Acquisition expenses                           9,460            7,240            2,220
   General and administrative expenses            5,230            6,491           (1,261)
                                              ---------        ---------        ---------
                                                 26,133           31,017           (4,884)
                                              ---------        ---------        ---------
Underwriting income                           $  53,367        $  13,858        $  39,509
                                              =========        =========        =========
Loss ratio                                         14.4%            38.5%           (24.1%)
Acquisition expense ratio                          11.9%            16.1%            (4.2%)
General and administrative expense ratio            6.6%            14.5%            (7.9%)
                                              ---------        ---------        ---------
Combined ratio                                     32.9%            69.1%           (36.2%)
                                              ---------        ---------        ---------
Reserve for losses and loss expenses          $  50,454        $  17,286        $  33,168
                                              =========        =========        =========

Premiums. For the six months ended June 30, 2003, gross premiums written and acquired were $126.5 million and net premiums earned were $79.5 million compared to gross premiums written and acquired of $166.3 million and net premiums earned of $44.9 million for the same period in 2002. The majority of the contracts associated with this segment are written on a losses occurring basis. Accordingly, the premium is earned evenly over the term, most often a twelve month period. The decrease in gross premiums written and acquired is the result of the one-time recognition of $88.6 million in premiums acquired from LaSalle Re Limited in the six month period ended June 30, 2002 which normally would incept over a twelve month period. The growth in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to June 30, 2003 compared to the shorter period of premium generation to June 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the six months ended June 30, 2003 and June 30, 2002 were $11.4 million and $17.3 million, respectively. The loss ratio was 14.4% for the six months ended June 30, 2003 and 38.5% for the same period in 2002. The loss ratios in 2003 and 2002 in this segment were principally attributable to the small number of catastrophe losses experienced in the respective periods. The reduction in loss ratio in the 2003 is principally because the Company is experiencing lower levels of reported losses than previously anticipated relating to the 2002 European floods, which resulted in favorable adjustments to such reserves.

Acquisition Expenses. Acquisition expenses for the six months ended June 30, 2003 were $9.5 million or 11.9% of net premiums earned. For the six months ended June 30, 2002, acquisition expenses were $7.2 million or 16.1% of net premiums earned. The impact of ceded reinsurance purchased in 2002, which yielded very low ceding commissions overall, resulted in the expense ratio in that year being higher than in 2003 when a negligible amount of reinsurance was purchased.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 and June 30, 2002 were $5.2 million and $6.5 million, respectively. This decrease is due to the lower level of premiums written and acquired in 2003 and therefore lower indirect overhead allocation.

Casualty treaty reinsurance

The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the six months ended June 30, 2003 and 2002, respectively.

                                                   SIX MONTHS ENDED
                                               June 30,        June 30,
                                                2003             2002            Change
                                              ---------        ---------        ---------
Revenues
   Gross premiums written and acquired        $ 202,356        $  76,440        $ 125,916
                                              ---------        ---------        ---------
   Net premiums written and acquired            200,057           76,440          123,617
                                              ---------        ---------        ---------
   Net premiums earned                          113,701           19,754           93,947
                                              ---------        ---------        ---------
Expenses
   Losses and loss expenses                      76,061           12,062           63,999
   Acquisition expenses                          30,787            3,749           27,038
   General and administrative expenses            7,965            2,983            4,982
                                              ---------        ---------        ---------
                                                114,813           18,794           96,019
                                              ---------        ---------        ---------

Underwriting (loss) income                    $  (1,112)       $     960        $  (2,072)
                                              =========        =========        =========

Loss ratio                                         66.9%            61.1%             5.8%

Acquisition expense ratio                          27.1%            19.0%             8.1%

General and administrative expense ratio            7.0%            15.1%            (8.1%)
                                              ---------        ---------        ---------
Combined ratio                                    101.0%            95.2%             5.8%
                                              ---------        ---------        ---------
Reserve for losses and loss expenses          $ 143,306        $  12,062        $ 131,244
                                              =========        =========        =========

Premiums. In the six months ended June 30, 2003, gross premiums written and acquired were $202.4 million and net premiums earned were $113.7 million compared to gross premiums written and acquired of $76.4 million and net premiums earned of $19.8 million for the same period in 2002. The increase in gross premiums written and acquired is in large part due to the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $86.1 million in premiums written and acquired. The remainder of premium increase is a result of organic growth helped by an increased underwriting staff, in particular at the Endurance U.S. platform, which has contributed $45.5 million in additional premiums in the six month period. The ratio of net premiums earned to net premiums written in the six months to June

30, 2003 was 56.8% compared to 25.8% for the six months to June 30, 2002. These levels of earnings compared to premiums written are due to the effect of policies attaching contracts which have comprised 74.3% of premiums written in this segment since the inception of the Company. The majority of the policies attaching contracts have a 24-month risk period and, as such, the premiums are earned over that risk period. The higher ratio of net premiums earned to net premiums written for the six months to June 30, 2003 is a result of the earning of premiums that have been recorded over the period since the inception of the Company.

Losses and Loss Expenses. Losses and loss expenses for the six months ended June 30, 2003 and June 30, 2002 were $76.1 million and $12.1 million, respectively. The loss ratio was 66.9% for the six months ended June 30, 2003 and 61.1% for the same period in 2002. Claims may not be reported for many years in the lines of business included in this segment and there has been a low frequency of reported loss activity to date. Accordingly, loss reserves have been established by the Company's actuaries and reflect management's best estimate of ultimate losses.

Acquisition Expenses. Acquisition expenses for the six months ended June 30, 2003 were $30.8 million or 27.1% of net premiums earned. For the six months ended June 30, 2002, acquisition expenses were $3.8 million or 19.0% of net premiums earned. The higher expense ratio in the six months to June 30, 2003 is due to an increased weighting of business in this segment relating to quota share reinsurance contracts which incur higher commissions.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 and June 30, 2002 were $8.0 million and $3.0 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels.

Property individual risk

The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the six months ended June 30, 2003 and 2002, respectively.

                                                   SIX MONTHS ENDED
                                               June 30,        June 30,
                                                2003             2002            Change
                                              ---------        ---------        ---------
Revenues
   Gross premiums written and acquired        $  37,752        $  31,582        $   6,170
                                              ---------        ---------        ---------
   Net premiums written and acquired             36,973           31,582            5,391
                                              ---------        ---------        ---------
   Net premiums earned                           31,828            7,303           24,525
                                              ---------        ---------        ---------
Expenses
   Losses and loss expenses                      10,112            2,678            7,434
   Acquisition expenses                           3,255              677            2,578
   General and administrative expenses            2,204            1,232              972
                                              ---------        ---------        ---------
                                                 15,571            4,587           10,984
                                              ---------        ---------        ---------
Underwriting income                           $  16,257        $   2,716        $  13,541
                                              =========        =========        =========
Loss ratio                                         31.8%            36.7%            (4.9%)
Acquisition expense ratio                          10.2%             9.3%             0.9%
General and administrative expense ratio            6.9%            16.9%           (10.0%)
                                              ---------        ---------        ---------
Combined ratio                                     48.9%            62.9%           (14.0%)
                                              ---------        ---------        ---------
Reserve for losses and loss expenses          $  23,107        $   2,678        $  20,429
                                              =========        =========        =========

Premiums. In the six months ended June 30, 2003, gross premiums written and acquired were $37.8 million and net premiums earned were $31.8 million compared to gross premiums written and acquired of $31.6 million and net premiums earned of $7.3 million for the same period in 2002. Policies written in this segment are written on a losses occurring basis and typically earn over the 12-month period of the contract. The increase in premiums written and acquired in the six months ended June 30, 2003 is due primarily to new business generated by Endurance U.K. which wrote no business in the six months ended June 30, 2002. The level of premiums written in Endurance Bermuda has remained static. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to June 30, 2003 compared to the shorter period of premium generation to June 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the six months ended June 30, 2003 and June 30, 2002 were $10.1 million and $2.7 million, respectively. The loss ratio was 31.8% for the six months ended June 30, 2003 and 36.7% for the same period in 2002. The increase in loss ratio is partially the result of tornado damage in the mid-west U.S. in May 2003.

Acquisition Expenses. Acquisition expenses for the six months ended June 30, 2003 were $3.3 million or 10.2% of net premiums earned. For the six months ended June 30, 2002, acquisition expenses were $0.7 million or 9.3% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 and June 30, 2002 were $2.2 million and $1.2 million, respectively. Expenditure has increased in the year in line with the growth in staffing levels. However, the general and administrative expense ratio has decreased as premiums earned have increased significantly.

Casualty individual risk

The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the six months ended June 30, 2003 and 2002, respectively.

                                                   SIX MONTHS ENDED
                                               June 30,        June 30,
                                                2003             2002            Change
                                              ---------        ---------        ---------
Revenues
   Gross premiums written and acquired        $ 102,952        $  28,937        $  74,015
                                              ---------        ---------        ---------
   Net premiums written and acquired            102,952           28,937           74,015
                                              ---------        ---------        ---------
   Net premiums earned                           70,366            6,541           63,825
                                              ---------        ---------        ---------
Expenses
   Losses and loss expenses                      50,713            5,104           45,609
   Acquisition expenses                           7,877              542            7,335
   General and administrative expenses            6,172            1,129            5,043
                                              ---------        ---------        ---------
                                                 64,762            6,775           57,987
                                              ---------        ---------        ---------

Underwriting income                           $   5,604        $    (234)       $   5,838
                                              =========        =========        =========

Loss ratio                                         72.1%            78.0%            (5.9%)

Acquisition expense ratio                          11.2%             8.3%             2.9%

General and administrative expense ratio            8.8%            17.3%            (8.5%)
                                              ---------        ---------        ---------
Combined ratio                                     92.1%           103.6%           (11.5%)
                                              ---------        ---------        ---------
Reserve for losses and loss expenses          $  84,671        $   5,104        $  79,567
                                              =========        =========        =========

Premiums. During the six months ended June 30, 2003, gross premiums written and acquired were $103.0 million and net premiums earned were $70.4 million compared to gross premiums written and acquired of $28.9 million and net premiums earned of $6.5 million for the same period in 2002. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically 12-month periods. Premiums written and acquired have increased in the year as a result of the market conditions together with an expanded staff that the Company has put in place to take advantage of the opportune underwriting conditions. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to June 30, 2003 compared to the shorter period of premium generation to June 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the six months ended June 30, 2003 and June 30, 2002 were $50.7 million and $5.1 million, respectively. The loss ratio was 72.1% for the six months ended June 30, 2003 and 78.0% for the same period in 2002. The Company has received only a limited number of notices of potential losses for this segment, none of which has reached a level which would result in our paying a claim. Accordingly, the losses and loss expenses were established by the Company's actuaries based on historical industry loss data and program-specific loss information. The lower than anticipated levels of reported losses relating to the 2002 underwriting year has resulted in favorable adjustments to the prior period reserves and a reduction in the loss ratio.

Acquisition Expenses. Acquisition expenses for the six months ended June 30, 2003 were $7.9 million or 11.2% of net premiums earned compared to $0.5 million and 8.3% for the six months ended June 30, 2002. The lower acquisition expenses in the prior period resulted from this business segment having been in the early stages of underwriting activity and therefore, having not yet established a typical expense ratio.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 and June 30, 2002 were $6.2 million and $1.1 million, respectively. This increase is due to the staff increases in this segment which have culminated in a headcount of 24 at June 30, 2003 compared to just 7 staff at June 30, 2002. General and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Other Specialty Lines

The following table summarizes the underwriting results and associated ratios for the Other Specialty Lines business segment for the six months ended June 30, 2003 and 2002, respectively.

                                                   SIX MONTHS ENDED
                                               June 30,        June 30,
                                                2003             2002            Change
                                              ---------        ---------        ---------
Revenues
   Gross premiums written and acquired        $ 230,848        $  47,110        $ 183,738
                                              ---------        ---------        ---------

   Net premiums written and acquired            230,848           47,110          183,738
                                              ---------        ---------        ---------
   Net premiums earned                           67,433            7,388           60,045
                                              ---------        ---------        ---------
Expenses
   Losses and loss expenses                      51,506            4,867           46,639
   Acquisition expenses                           9,400            1,309            8,091
   General and administrative expenses            9,203            1,839            7,364
                                              ---------        ---------        ---------
                                                 70,109            8,015           62,094
                                              ---------        ---------        ---------

Underwriting loss                             $  (2,676)       $    (627)       $  (2,049)
                                              =========        =========        =========

Loss ratio                                         76.4%            65.9%            10.5%

Acquisition expense ratio                          13.9%            17.7%            (3.8%)

General and administrative expense ratio           13.6%            24.9%           (11.3%)
                                              ---------        ---------        ---------
Combined ratio                                    103.9%           108.5%            (4.6%)
                                              ---------        ---------        ---------
Reserve for losses and loss expenses          $  91,673        $   4,867        $  86,806
                                              =========        =========        =========

Premiums. In the six months ended June 30, 2003, gross premiums written and acquired were $230.9 million and net premiums earned were $67.4 million compared to gross premiums written and acquired of $47.1 million and net premiums earned of $7.4 million for the same period in 2002. The increase in gross premiums written and acquired was in large part due to the acquisition of the in-force reinsurance business of HartRe which contributed $71.2 million in aerospace premiums written and acquired and $65.9 million in other specialty accounts. The remaining increase in premiums written and acquired was due primarily to the Company's expansion of its existing aerospace underwriting. The growth in premiums earned is a result of the earning of premiums that have been written since the inception of the Company given that 76.3% of premiums were written on a policies attaching basis and are typically earned ratably over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the six months ended June 30, 2003 and June 30, 2002 were $51.5 million and $4.9 million, respectively. The loss ratio was 76.4% for the six months ended June 30, 2003 and 65.9% for the same period in 2002. The increased loss ratio in 2003 is the result of the impact of losses incurred in a small number of programs in the Self Insured Risks line of business.

Acquisition Expenses. Acquisition expenses for the six months ended June 30, 2003 were $9.4 million or 13.9% of net premiums earned. For the six months ended June 30, 2002, acquisition expenses were $1.3 million or 17.7% of net premiums earned. The reduction in expense ratio in the year is due to the changes in mix of business brought about by the development of the Company's aerospace book and acquisition of the in-force reinsurance business of HartRe.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2003 and June 30, 2002 were $9.2 million and $1.8 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. However, the general and administrative expense ratio has decreased as premiums earned have increased significantly.

Significant transactions and events

On August 8, 2003, the Company and its lenders amended the three-year term loan facility and amended and restated the letter of credit and revolving credit facility. The amendments extended the letter of credit and revolving credit facility for an additional year, increased the size of the letter of credit and revolving credit facility to $500 million and revised certain representations and covenants in the three-year term loan facility and the letter of credit and revolving credit facility. The letter of credit and revolving credit facility now expires on August 11, 2004, at which point any revolving credit balance will be converted into a six-month term loan. The amended agreements contain certain covenants including requirements that debt, as defined in the agreements, to shareholders' equity does not exceed a ratio of 0.35:1; consolidated tangible net worth must exceed $1.0 billion; and the Company's unencumbered cash and investment grade assets must exceed the greater of $400 million or outstanding debt and letters of credit. The lenders under the amended and restated letter of credit and revolving credit facility are JPMorgan Chase Bank, Bank One, Bank of Bermuda, Bank of New York, Bank of Nova Scotia, Barclays Bank, Comerica Bank, Commerzbank, Credit Lyonnais, Deutsche Bank, Fleet National Bank, Goldman Sachs, ING Bank, Lloyds TSB, Merrill Lynch, Royal Bank of Scotland and Wachovia Bank. The administrative agent under the amended and restated letter of credit and revolving credit facility is JPMorgan Chase Bank.

On May 28, 2003, A.M. Best upgraded the financial strength rating of Endurance's operating subsidiaries from "A-" (Excellent) to "A" (Excellent) and on June 5, 2003 Standard & Poor's assigned a financial strength rating to Endurance's operating subsidiaries of "A-" (Strong). A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). Standard & Poor's maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). The rating "A" (Excellent) by A.M. Best is the third highest of fifteen rating levels, and "A-" (Strong) by Standard & Poor's is the seventh highest of twenty-one rating levels. The objective of A.M. Best's and Standard & Poor's rating systems is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect A.M. Best's and Standard & Poor's opinions of our financial strength, are not evaluations directed to investors in our ordinary shares or class A shares and are not recommendations to buy, sell or hold our ordinary shares or class A shares.

On May 15, 2003, Endurance U.S. completed a transaction with The Hartford Fire Insurance Company and HartRe Company, L.L.C. (collectively, "HartRe") to assume the majority of the in-force reinsurance business of HartRe, to acquire exclusive renewal rights to that business and to hire certain employees of HartRe necessary for the operation of the assumed business. The transaction was structured as a quota share retrocession of the majority of HartRe's reinsurance business, a purchase of HartRe's renewal rights with respect to such business and an agreement with respect to claims handling for the business. The effective date of the arrangement was April 1, 2003. Some of the contracts included in HartRe's in-force reinsurance business were proportionally assumed by the Company from the original inception dates of the underlying contracts. The Company did not assume any of HartRe's historical reinsurance liabilities from expired policies. The primary reasons for the transaction were to acquire potentially profitable business, to increase the Company's presence in the U.S. domestic reinsurance marketplace and to increase the U.S. based staff of the Company. The transaction was accounted for as a purchase method business combination in accordance with SFAS No. 141, "Business Combinations".

At closing, Endurance U.S. agreed to pay a $15 million minimum override commission on unearned premium acquired and a $10 million minimum advance on renewal rights commissions. On the one year anniversary of the closing, Endurance U.S. agreed to pay an additional $5 million minimum advance on renewal rights commissions. These amounts are guaranteed and constitute part of the initial purchase price.

In addition to the initial purchase price, Endurance U.S. may be required to pay further amounts to HartRe. Such contingent amounts are based on the renewal and profitability of the in-force business acquired. Endurance U.S. committed to pay HartRe override commissions on reinsured business. The override commissions vary between 0-5% depending on the line of business. At closing, unearned premiums assumed by Endurance U.S. were valued at $414.5 million. Upon renewal of the business acquired over the two years following April 1, 2003, renewal rights commissions are due at a range of 1%-5% of premiums depending on category of business. Contingent renewal rights commissions are only payable to the extent they exceed $10 million for the first year following closing and $5 million for the second year following closing.

In addition to the override commission and the renewal rights commission, a profit sharing commission will be paid if the net loss ratio of the business associated with the property treaty, property catastrophe, and aviation lines is less than a blended target loss ratio for the 2003 accident year. The profit sharing commission will be equal to 50% of underwriting profits generated by the difference between the ultimate loss ratio and target loss ratio multiplied by the earned premiums for the 2003 accident year.

At June 30, 2003, the majority of the in-force contracts acquired had not yet come up for renewal, and as such, amounts potentially payable to HartRe based on renewals were not yet determinable. The profitability component of the contingent payments will not be determinable until further maturation of the 2003 accident year results on the business acquired from HartRe. Any such contingent amounts will be recorded in the period in which they are determined to be payable.

On March 5, 2003, the Company consummated the initial public offering of its ordinary shares, $1.00 par value per share. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. All of the ordinary shares were sold by the Company and there were no selling shareholders in the offering. The aggregate net proceeds to the Company from the offering were $201.6 million after deducting an aggregate of $15.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.7 million in other direct expenses incurred in connection with the offering.

Upon consummation of the offering, the Company applied $50.6 million of the net proceeds of the offering to the repayment of principal under the Company's term loan facility. On June 12, 2003, the Company contributed $50 million to the capital of its subsidiary, Endurance Specialty Insurance Ltd., for further contribution to its United States subsidiary, Endurance Reinsurance Corporation of America. The Company has invested the remaining net proceeds of the offering in long-term, investment-grade, interest bearing instruments.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2003, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $271 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

We have agreed with the New York Insurance Department not to take a dividend from Endurance U.S. until December 2004 without prior regulatory approval. Endurance U.K. is subject to significant regulatory restrictions limiting its ability to pay dividends. Accordingly, we do not currently intend to seek a dividend from Endurance U.K.

Our aggregate invested assets as of June 30, 2003 totaled $2.2 billion compared to aggregate invested assets of $1.7 billion as of December 31, 2002. The increase in invested assets since December 31, 2002 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income and proceeds from the initial public offering, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid. Total net cash flow from operations from December 31, 2002 through June 30, 2003 was approximately $387.4 million.

In accordance with the terms of our term loan facility, we prepaid $50.6 million of the outstanding principal on our term loan facility on March 5, 2003 with a portion of the proceeds from our initial public offering of our ordinary shares. We have $20.0 million and $18.4 million in principal payments due and payable on September 27, 2003 and September 30, 2003, respectively, for outstanding borrowings under our term loan facility. Our remaining term loan borrowings are subject to principal payments of $76.8 million in September, 2004 and $26.2 million in September, 2005. Our term loan borrowings currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.0%: 2.00% per annum on our first term loan borrowing and 2.31% per annum on our second term loan borrowing. The different rates are a result of entering into LIBOR contracts on each loan borrowing at different dates.

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

Reserve for losses and loss expenses

As of June 30, 2003, the Company had accrued losses and loss expense reserves of $492.7 million. This amount represents the Company's actuarial best estimate of the ultimate liability for payment of losses and loss expenses. During the six month period ended June 30, 2003, the Company paid losses and loss expenses of $30.4 million.

As of June 30, 2003, the Company had been notified of only a relatively small number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expected a limited number of the claims to penetrate layers in which we provide coverage. Case reserves reported to us in the amount of $60.9 million were recorded for these reported claims and potential claims at June 30, 2003.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims on their own are currently a valid means for estimating ultimate obligations. See "--Critical Accounting Policies -- Reserve for Losses and Loss Expenses." included in our final prospectus filed with the Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026).

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

Item 4. Controls and Procedures

In July 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

None of the proceeds from the offering were paid, directly or indirectly, to any of the Company's officers or directors or any of their associates, or to any persons owning ten percent or more of the Company's outstanding ordinary shares or to any of the Company's affiliates. Upon consummation of the offering, the Company applied $50.6 million of the net proceeds of the offering to the repayment of principal under the Company's term loan facility. On June 12, 2003, the Company contributed $50 million to the capital of its subsidiary, Endurance Specialty Insurance Ltd., for further contribution to its United States subsidiary, Endurance Reinsurance Corporation of America. The Company has invested the remaining net proceeds of the offering in long-term, investment-grade, interest bearing instruments.

For a description of working capital restrictions and other limitations upon the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

      (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

           Exhibit
            Number                         Description
           --------                        -----------

             10.1 Amended and Restated Credit Agreement, dated as of August 8, 2003, among the Company, various lending institutions and JP Morgan Chase Bank, as Administrative agent.

             10.2 Third Amendment to the Term Loan Agreement, dated as of August 8, 2003, among the Company, various lending institutions and JP Morgan Chase Bank, as Administrative agent.

             31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

             31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

             32 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

           Date of Report                       Item Reported
           --------------                       -------------
            May 5, 2003       The issuance by the Company of the press release
                              and related investor financial supplement reporting the Company's results for the quarter ended March 31, 2003.

            May 15, 2003      The purchase by the Company from HartRe Company,
                              L.L.C. of renewal rights on a selected group of contracts representing a majority of HartRe's current in-force premiums and quota share reinsurance of the unearned premium reserves associated with such contracts as of April 1, 2003.

            June 27, 2003     The slides from presentation by management to
                              investors at Wachovia Securities Nantucket Equity
                              Conference on June 27, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 2003                   By: /s/ Kenneth J. LeStrange
                                            ------------------------------------
                                            Kenneth J. LeStrange
                                            Chairman of the Board, Chief
                                            Executive Officer, President


Date: August 13, 2003                   By: /s/ James R. Kroner
                                            ------------------------------------
                                            James R. Kroner
                                            Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)