Form 10-Q
period 2003-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2003-11-14
CIK 1179755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the period ended September 30, 2003, or

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

          Wellesley House
         90 Pitts Bay Road
         Pembroke, Bermuda
  (Address of Principal Executive                        HM 08
              Offices)                                 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding
    Description of Class                         as of November 13, 2003
----------------------------------               -----------------------
Ordinary Shares - $1.00 par value                      63,912,000

                                      INDEX

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
     Condensed Consolidated Balance Sheets at September 30, 2003
       and December 31, 2002                                                   2
     Unaudited Condensed Consolidated Statements of Income and
       Comprehensive Income for the Three and Nine Months Ended
       September 30, 2003 and 2002                                             3
     Unaudited Condensed Consolidated Statements of Changes in
       Shareholders' Equity for the Nine Months Ended
       September 30, 2003 and 2002                                             4
     Unaudited Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 2003 and 2002                           5
     Notes to the Unaudited Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             21

Item 4. Controls and Procedures                                               48

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     49

Item 2. Changes in Securities and Use of Proceeds                             49

Item 3. Defaults Upon Senior Securities                                       49

Item 4. Submission of Matters to a Vote of Security Holders                   49

Item 5. Other Information                                                     50

Item 6. Exhibits and Reports on Form 8-K                                      50

SIGNATURES                                                                    51

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands of United States dollars except share amounts)

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2003              2002
                                                                         -------------      ------------
                           ASSETS                                         (UNAUDITED)
Cash and cash equivalents                                                $    169,685      $    256,840
Fixed maturity investments available for sale, at fair value
   (amortized cost: $2,264,825 and $1,358,027 at September 30,
     2003 and December 31, 2002, respectively)                              2,306,164         1,406,409
Premiums receivable, net (includes $nil and $45,368 from
   related parties at September 30, 2003 and December 31, 2002,
   respectively)                                                              603,634           264,355
Deferred acquisition costs                                                    200,792            81,676
Prepaid reinsurance premiums                                                    2,137             7,501
Accrued investment income                                                      22,004            11,209
Intangible assets                                                              33,334            14,344
Other assets                                                                   25,398            12,260
                                                                         ------------      ------------
Total assets                                                             $  3,363,148      $  2,054,594
                                                                         ============      ============

                       LIABILITIES

Reserve for losses and loss expenses                                     $    673,850      $    200,840
Reserve for unearned premiums                                                 917,797           403,305
Reinsurance balances payable                                                   24,447            16,443
Bank debt                                                                     103,029           192,000
Net payable for investments purchased                                          50,253             6,470
Other liabilities                                                              29,126            18,036
                                                                         ------------      ------------
Total liabilities                                                           1,798,502           837,094
                                                                         ------------      ------------

                  SHAREHOLDERS' EQUITY

Common shares
   Ordinary - 62,973,185 issued and outstanding (2002 - 54,061,185)            62,973            54,061
   Class A - 938,815 issued and outstanding (2002 - 938,815)                      939               939
Additional paid-in capital                                                  1,188,793         1,009,415
Accumulated other comprehensive income                                         47,892            50,707
Retained earnings                                                             264,049           102,378
                                                                         ------------      ------------
Total shareholders' equity                                                  1,564,646         1,217,500
                                                                         ------------      ------------
Total liabilities and shareholders' equity                               $  3,363,148      $  2,054,594
                                                                         ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
   (In thousands of United States dollars, except share and per share amounts)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         2003             2002            2003             2002
                                                                    ------------     ------------     ------------     ------------
Revenues
   Gross premiums written and acquired                              $    325,070     $    228,285     $  1,339,841     $    623,472
                                                                    ============     ============     ============     ============

   Net premiums written and acquired                                     324,405          216,819        1,336,808          590,513
   Change in unearned premiums                                            11,425         (105,299)        (518,859)        (386,231)
                                                                    ------------     ------------     ------------     ------------

   Net premiums earned (includes $258 and $23,772 from related parties for the nine months ended September 30, 2003 and
   2002, respectively)                                                   335,830          111,520          817,949          204,282

   Net investment income                                                  18,736           13,488           49,758           29,355
   Net foreign exchange gains (losses)                                     2,123              (11)           6,717            1,107
   Net realized (losses) gains on sales of investments                      (932)           2,796            6,985            3,688
                                                                    ------------     ------------     ------------     ------------
Total revenues                                                           355,757          127,793          881,409          238,432
                                                                    ------------     ------------     ------------     ------------
Expenses
   Losses and loss expenses (includes $79 and $9,548 from
      related parties for the nine months ended September 30,
      2003 and 2002, respectively)                                       198,665           69,282          468,341          115,146
   Acquisition expenses (includes $28 and $3,179 payable to
     related parties for the nine months ended September 30,
     2003 and 2002, respectively)                                         69,382           18,527          161,423           33,304
   General and administrative expenses                                    28,905           10,774           71,448           26,195
   Amortization of intangibles                                               944              325            2,294              325
   Interest expense                                                        1,013               30            3,393               30
                                                                    ------------     ------------     ------------     ------------
Total expenses                                                           298,909           98,938          706,899          175,000
                                                                    ------------     ------------     ------------     ------------
Income before income taxes                                                56,848           28,855          174,510           63,432
   Income tax (expense) benefit                                             (305)              56               25               56
                                                                    ------------     ------------     ------------     ------------
Net income                                                                56,543           28,911          174,535           63,488
                                                                    ------------     ------------     ------------     ------------
Other comprehensive (loss) income
   Holding (losses) gains on investments arising during the
     period (2003: net of applicable deferred income tax
     credits of $82 and nil for the nine months ended
     September 30, 2003 and 2002, and respectively)                      (17,603)          37,296             (444)          52,296
   Foreign currency translation adjustments                                1,977               --            5,899               --
   Net gain (loss) on derivatives designated as cash flow hedge              450               --           (1,285)              --
   Reclassification adjustment for net realized losses (gains)
     included in net income                                                  932           (2,796)          (6,985)          (3,688)
                                                                    ------------     ------------     ------------     ------------
Other comprehensive (loss) income                                        (14,244)          34,500           (2,815)          48,608
                                                                    ------------     ------------     ------------     ------------

Comprehensive income                                                $     42,299     $     63,411     $    171,720     $    112,096
                                                                    ============     ============     ============     ============

Per share data
   Weighted average number of common and common equivalent
     shares outstanding:
     Basic                                                            64,414,293       59,836,957       62,557,398       59,945,055
                                                                    ============     ============     ============     ============
     Diluted                                                          67,795,320       60,154,600       65,166,361       59,945,055
                                                                    ============     ============     ============     ============
   Basic earnings per share                                         $       0.88     $       0.48     $       2.79     $       1.06
                                                                    ============     ============     ============     ============
   Diluted earnings per share                                       $       0.83     $       0.48     $       2.68     $       1.06
                                                                    ============     ============     ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (In thousands of United States dollars)

                                                                                            2003                 2002
                                                                                        -----------          -----------
Common shares
   Balance, beginning of period                                                         $    55,000          $    60,000
   Repurchase of common shares                                                                 (750)              (5,000)
   Issuance of common shares                                                                  9,662                   --
                                                                                        -----------          -----------
   Balance, end of period                                                                    63,912               55,000
                                                                                        -----------          -----------

Additional paid-in capital
   Balance, beginning of period                                                           1,009,415            1,102,000
   Repurchase of common shares                                                              (19,545)             (95,000)
   Issuance of common shares                                                                197,110                   --
   Issuance of restricted share units                                                         3,092                   --
   Public offering costs                                                                     (3,820)                  --
   Stock-based compensation expense                                                           2,541                   --
                                                                                        -----------          -----------
   Balance, end of period                                                                 1,188,793            1,007,000
                                                                                        -----------          -----------

Accumulated other comprehensive income
   Cumulative foreign currency translation adjustments:
     Balance, beginning of period                                                             3,662                   --
     Foreign currency translation adjustments                                                 5,899                   --
                                                                                        -----------          -----------
     Balance, end of period                                                                   9,561                   --
                                                                                        -----------          -----------
   Unrealized holding gains (losses) on investments:
     Balance, beginning of period                                                            47,045                   --
     Net unrealized holding (losses) gains arising during the period, net of
       reclassification adjustment                                                           (7,429)              48,608
                                                                                        -----------          -----------
     Balance, end of period                                                                  39,616               48,608
                                                                                        -----------          -----------
   Accumulated derivative gain (loss) on cash flow hedging instruments:
     Balance, beginning of period                                                                --                   --
     Net change from current period hedging transactions                                     (2,051)                  --
     Net derivative loss reclassified to earnings                                               766                   --
                                                                                        -----------          -----------
     Balance, end of period                                                                  (1,285)                  --
                                                                                        -----------          -----------
   Total accumulated other comprehensive income                                              47,892               48,608
                                                                                        -----------          -----------

Retained earnings
   Balance, beginning of period                                                             102,378                  312
   Net income                                                                               174,535               63,488
   Issuance of restricted share units in lieu of dividends                                      (28)                  --
   Dividends on common shares                                                               (12,836)                  --
                                                                                        -----------          -----------
   Balance, end of period                                                                   264,049               63,800
                                                                                        -----------          -----------

Total shareholders' equity                                                              $ 1,564,646          $ 1,174,408
                                                                                        ===========          ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (In thousands of United States dollars)

                                                                                 2003               2002
                                                                              -----------       -----------
Cash flows provided by (used in) operating activities:
   Net income                                                                 $   174,535       $    63,488
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                 26,303             5,960
     Net realized gains on sales of investments                                    (6,985)           (3,688)
     Deferred taxes                                                                   324                --
     Stock-based compensation expense                                               2,541                --
     Premiums receivable, net                                                     (19,377)         (176,631)
     Deferred acquisition costs                                                   (32,963)          (64,485)
     Prepaid reinsurance premiums                                                   5,364             5,292
     Accrued investment income                                                    (10,795)          (12,296)
     Other assets                                                                  (1,810)           (9,243)
     Reserve for losses and loss expenses                                         421,365           114,779
     Reserve for unearned premiums                                                 99,975           313,870
     Reinsurance balances payable                                                   8,004           (21,557)
     Other liabilities                                                              7,629             8,567
                                                                              -----------       -----------
Net cash provided by operating activities                                         674,110           224,056
                                                                              -----------       -----------

Cash flows provided by (used in) investing activities:
   Proceeds from sales of fixed maturity investments                            1,078,389           218,981
   Purchases of fixed maturity investments                                     (1,949,177)       (1,455,780)
   Purchases of fixed assets                                                      (15,099)           (4,256)
   Net cash acquired in HartRe acquisition                                         45,656                --
   Purchase of net assets - LaSalle                                                (1,532)          (11,060)
                                                                              -----------       -----------
Net cash used in investing activities                                            (841,763)       (1,252,115)
                                                                              -----------       -----------

Cash flows provided by (used in) financing activities:
   Issuance of common shares                                                      206,384                --
   Repurchase of common shares                                                    (20,295)         (100,000)
   Offering costs paid                                                             (3,820)           (1,864)
   Proceeds from bank debt                                                             --           100,000
   Bank debt repaid                                                               (88,971)               --
   Dividends paid                                                                 (12,836)               --
                                                                              -----------       -----------
Net cash provided by (used in) financing activities                                80,462            (1,864)
                                                                              -----------       -----------
Effect of exchange rate changes on cash and cash equivalents                           36                --
                                                                              -----------       -----------
Net decrease in cash and cash equivalents                                         (87,155)       (1,029,923)
Cash and cash equivalents, beginning of period                                    256,840         1,162,498
                                                                              -----------       -----------
Cash and cash equivalents, end of period                                      $   169,685       $   132,575
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

      The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

2.    Significant events

      On August 27, 2003, the "lock-up" agreements entered into by the Company, its directors and executive officers, all of its warrant holders and certain of its current shareholders expired. The lock-up agreements were entered into with the lead underwriters of the Company's initial public offering and required bound parties to refrain from selling the Company's ordinary shares.

      On August 22, 2003, Kenneth J. LeStrange, Chairman of the Board of Directors, President and Chief Executive Officer, purchased 50,000 ordinary shares of the Company for an aggregate purchase price of $1,000,000, pursuant to the terms of the employment agreement between the Company and Mr. LeStrange. On the same date, Mr. LeStrange purchased an additional 4,400 ordinary shares in the open market at prevailing market prices.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.    Significant events, cont'd.

      On August 20, 2003, the Company repurchased 750,000 of its ordinary shares at $27.06 per share. The closing market price per share on August 19, 2003 was $27.90.

      On March 5, 2003, Endurance Holdings completed an initial public offering which resulted in the issuance of 9,600,000 of its ordinary shares. The ordinary shares are listed for trading on the New York Stock Exchange under the symbol "ENH". Total proceeds received net of underwriting discounts and other offering expenses were $201.5 million. Net proceeds have been credited to shareholders' equity. Pursuant to the terms of its term loan facility, upon consummation of the public offering, the Company repaid $50.6 million of its outstanding principal under the term loan. The Company invested the remaining net proceeds of the offering in investment-grade, fixed maturity investments.

3.    Debt and financing arrangements

      On August 13, 2002, the Company entered into a $192 million three-year term loan facility and a one year $108 million letter of credit and revolving credit facility with a syndicate of commercial banks.

      On August 8, 2003, the Company and its lenders amended the three-year term loan facility and amended the letter of credit and revolving credit facility. The amendments extended the letter of credit and revolving credit facility for an additional year, increased the size of the letter of credit and revolving credit facility to $500 million and revised certain representations and covenants in the three-year term loan facility and the letter of credit and revolving credit facility.

      Interest rates on the term loan are LIBOR plus a spread that is based on the Company's debt to capital ratio. The interest rate applied to the outstanding balance averaged 2.92% during the nine month period ended September 30, 2003. The amended letter of credit and revolving credit facility expires on August 11, 2004, at which point any revolving credit balance will be converted into a six-month term loan. The amended agreements contain certain covenants including requirements that debt, as defined in the agreements, to shareholders' equity does not exceed a ratio of 0.35:1; consolidated tangible net worth must exceed $1.0 billion; and the Company's unencumbered cash and investment grade assets must exceed the greater of $400 million or outstanding debt and letters of credit. In addition, the Company must apply 25% of the cash proceeds received from any sale of equity securities and 100% of the cash proceeds from any debt offerings to the repayment of outstanding principal of term loans outstanding under the term loan facility. The Company was in compliance with all covenants of these agreements at September 30, 2003.

      In accordance with the terms of the Company's term loan facility, the Company prepaid $50.6 million of the outstanding principal on the term loan facility on March 5, 2003 with a portion of the proceeds from the Company's initial public offering of its ordinary shares. In addition, the Company made a further scheduled principal payment of $38.4 million on its term loan facility on September 26, 2003.

      At September 30, 2003, the Company had $103.0 million of the term loan outstanding. In addition, letters of credit totaling $68.5 million were outstanding at September 30, 2003. Under the terms of the term loan facility, the Company is required to making further repayments of $76.8 million by September 30, 2004 and $26.2 million by September 30, 2005. The Company recorded interest expense of $3.4 million for the nine month period ended September 30, 2003 and at September 30, 2003, the fair value of the borrowings approximates the carrying value.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

3.    Debt and financing arrangements, cont'd.

      As part of its overall strategy to manage interest rate exposure, the Company has entered into an interest rate swap contract to hedge the variable cash outflows related to the term loan facility. The contract became effective on March 27, 2003 and provides for the exchange of floating rate payments for fixed rate payments (2.62% per annum) on a declining notional amount corresponding to the outstanding principal amount of the $100 million drawn down on the term loan facility on September 27, 2002. The agreement has been designated as a "cash flow hedge" under Statement of Financial Accounting Standard ("SFAS") No. 133, and accordingly, the changes in fair value of the derivative are recorded in other comprehensive income and recognized as a component of interest expense in the statement of income when the variable interest expense affects earnings. At September 30, 2003 the fair value of the interest rate swap amounted to a liability of $1.3 million and is included on the balance sheet as a component of other liabilities; the estimated net amount of the existing loss that is expected to be reclassified into earnings in the next twelve months is $1.1 million. The fair value of the interest rate swap was estimated by calculating the net present value of expected future cash flows based on market rates at September 30, 2003.

4.    Business combination

      On May 15, 2003, the Company completed a transaction with The Hartford Fire Insurance Company and HartRe Company, L.L.C. (collectively, "HartRe") to assume the majority of the in-force reinsurance business of HartRe, to acquire exclusive renewal rights to that business and to hire certain employees of HartRe necessary for the operation of the assumed business. The transaction was structured as a bordereaux quota share retrocession of the majority of HartRe's reinsurance business, a purchase of HartRe's renewal rights with respect to such business and an agreement with respect to the claims handling for the business. The effective date of the arrangement was April 1, 2003. Some of the contracts included in HartRe's in-force reinsurance business were proportionally assumed by the Company from the original inception dates of the underlying contracts. The Company did not assume any of HartRe's historical reinsurance liabilities from expired policies.

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

      Estimated amortization expense for the next five years as of September 30, 2003 is as follows:

       Year Ended
      September 30,                Amount
      -------------                ------

           2004                    $ 2,156
           2005                      2,031
           2006                      1,906
           2007                      1,906
           2008                      1,906
                                   -------
                                   $ 9,905
                                   =======

      The acquisition cost of in-force contracts are included in deferred acquisition costs in the consolidated balance sheet and are amortized pro-rata over the remaining terms of the related in-force contracts. The related amortization expense in the three and nine month periods ended September 30, 2003 of $24.8 million and $45.3 million, respectively, is included in acquisition expenses in the condensed consolidated statement of income.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.    Business combination, cont'd.

      In addition to the initial purchase price, Endurance U.S. may be required to pay further amounts to HartRe. Such contingent amounts are based on the renewal and profitability of the in-force business acquired. Upon renewal of the business acquired over the two years following April 1, 2003, commissions are due at a range of 1-5% of premiums depending on the line of business. Contingent renewal commissions are only payable to the extent they exceed $10 million for the first year following closing and $5 million for the second year following closing. These amounts are guaranteed and constitute part of the initial purchase price. In addition, a profit sharing commission will be paid if the net loss ratio of the business associated with the property treaty, property catastrophe, and aviation lines is less than a blended target loss ratio for the 2003 accident year. The contingent profit commission will be equal to 50% of underwriting profits generated by the difference between the ultimate loss ratio and target loss ratio multiplied by the earned premiums for the 2003 accident year. At September 30, 2003, the majority of the in-force contracts acquired had not yet come up for renewal, and as such, amounts potentially payable to HartRe based on renewals were not yet determinable. The profitability component of the contingent payments will not be determinable until further maturation of the 2003 accident year results on the business acquired from HartRe. Any such contingent amounts will be recorded as an increase in goodwill in the period in which they are determined to be payable.

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

                                                   THREE MONTHS ENDED
                                         September 30, 2003   September 30, 2002

      Net premiums written and acquired      $     324,405       $     331,213
      Total revenues                         $     355,757       $     158,552
      Total expenses                         $    (299,214)      $    (125,640)
      Net income                             $      56,543       $      32,912
      Basic earnings per share               $        0.88       $        0.55
      Diluted earnings per share             $        0.83       $        0.55

                                                   NINE MONTHS ENDED
                                         September 30, 2003   September 30, 2002

      Net premiums written and acquired      $   1,613,338       $     838,477
      Total revenues                         $     966,850       $     293,220
      Total expenses                         $    (784,663)      $    (220,078)
      Net income                             $     182,187       $      73,142
      Basic earnings per share               $        2.91       $        1.22
      Diluted earnings per share             $        2.80       $        1.22

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

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            2003              2002
                                                         -----------      -----------
      Numerator:
        Net income available to common shareholders      $    56,543      $    28,911
                                                         -----------      -----------
      Denominator:
        Weighted average shares - basic
          Ordinary shares outstanding                     64,280,696       59,836,957
          Vested restricted share units outstanding          133,597               --
                                                         -----------      -----------
                                                          64,414,293       59,836,957
        Share equivalents
          Unvested restricted share units                        548               --
          Warrants                                         2,407,784          317,643
          Options                                            972,695               --
                                                         -----------      -----------
        Weighted average shares - diluted                 67,795,320       60,154,600
                                                         -----------      -----------
      Basic earnings per common share                    $      0.88      $      0.48
                                                         -----------      -----------
      Diluted earnings per common share                  $      0.83      $      0.48
                                                         -----------      -----------

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            2003              2002
                                                         -----------      -----------
      Numerator:
        Net income available to common shareholders      $   174,535      $    63,488
                                                         -----------      -----------
      Denominator:
        Weighted average shares - basic
          Ordinary shares outstanding                     62,452,835       59,945,055
          Vested restricted share units outstanding          104,563               --
                                                         -----------      -----------
                                                          62,557,398       59,945,055
        Share equivalents
          Unvested restricted share units                        185               --
          Warrants                                         1,892,888               --
          Options                                            715,890               --
                                                         -----------      -----------
        Weighted average shares - diluted                 65,166,361       59,945,055
                                                         -----------      -----------
      Basic earnings per common share                    $      2.79      $      1.06
                                                         -----------      -----------
      Diluted earnings per common share                  $      2.68      $      1.06
                                                         -----------      -----------

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

5.    Earnings per share, cont'd.

      The Company declared dividends of $0.12 per common share on August 8, 2003 and $0.08 per common share on May 15, 2003.

6.    Stock-based employee compensation plans

      The Company has a stock-based employee compensation plan (the "Option Plan") which provides for the grant of options to purchase the Company's common shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees. On March 1, 2003, the Company settled $3.1 million of its 2002 annual bonus obligations to certain employees with grants of 133,234 fully vested restricted share units. The restricted share units will be automatically settled over a three year period. At the Company's exclusive option, the restricted share units may be settled in cash, ordinary shares or in a combination thereof. The fair value of the restricted share units at the date of grant was equal to the 2002 bonus obligation recognized during the year ended December 31, 2002, and as such, no additional compensation expense has been recognized in 2003. Holders of restricted share units receive additional incremental restricted share units when the Company pays dividends on its common shares.

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

      The following tables illustrate the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      2003               2002
                                                                  -------------      ------------
      Net income, as reported                                     $      56,543      $     28,911
      Add: Stock-based employee compensation expense
        included in reported net income, net of related tax
        effects                                                           1,127                --
      Deduct: Total stock-based employee compensation
        expense determined under fair value based method for
        all awards, net of related tax effects                           (1,127)             (965)
                                                                  -------------      ------------
      Pro forma net income                                        $      56,543      $     27,946
                                                                  =============      ============

      Earnings per share:
        Basic - as reported                                       $        0.88      $       0.48
                                                                  =============      ============
        Basic - pro forma                                         $        0.88      $       0.47
                                                                  =============      ============
        Diluted - as reported                                     $        0.83      $       0.48
                                                                  =============      ============
        Diluted - pro forma                                       $        0.83      $       0.47
                                                                  =============      ============

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Stock-based employee compensation plans, cont'd.

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             2003          2002
                                                                          ---------      ---------
      Net income, as reported                                             $ 174,535      $  63,488
      Add: Stock-based employee compensation expense included in
        reported net income, net of related tax effects                       2,542             --
      Deduct: Total stock-based employee compensation  expense
        determined under fair value based method for all awards, net
        of related tax effects                                               (5,259)        (3,201)
                                                                          ---------      ---------
      Pro forma net income                                                $ 171,818      $  60,287
                                                                          =========      =========
      Earnings per share:
        Basic - as reported                                               $    2.79      $    1.06
                                                                          =========      =========
        Basic - pro forma                                                 $    2.75      $    1.01
                                                                          =========      =========
        Diluted - as reported                                             $    2.68      $    1.06
                                                                          =========      =========
        Diluted - pro forma                                               $    2.64      $    1.01
                                                                          =========      =========

7.    Segment reporting

      The determination of the Company's business segments is based on how the Company monitors the performance of its underwriting operations. The Company has six reportable business segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk and aerospace and other specialty lines.

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

            o Aerospace and Other Specialty Lines - insurance and reinsurance of Aerospace lines and to a lesser extent of unique opportunities, including a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others.

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

7.    Segment reporting, cont'd.

      General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment's proportional share of gross premiums written and acquired. The following table provides a summary of the segment revenues and results for the three months ended September 30, 2003:

                                                   Property Per       Property        Casualty
                                                   Risk Treaty      Catastrophe        Treaty
                                                   Reinsurance      Reinsurance      Reinsurance
                                                   -----------      -----------      -----------
      Revenues
       Gross premiums written and acquired          $   46,026       $   43,938       $  130,229
                                                    ----------       ----------       ----------
       Net premiums written and acquired                46,026           43,938          130,197
                                                    ----------       ----------       ----------
       Net premiums earned                              86,577           48,453           80,988
                                                    ----------       ----------       ----------
      Expenses
       Losses and loss expenses                         54,590           18,488           48,009
       Acquisition expenses                             22,643            4,887           22,754
       General and administrative expenses               4,450            5,362            8,030
                                                    ----------       ----------       ----------
                                                        81,683           28,737           78,793
                                                    ----------       ----------       ----------
      Underwriting income                           $    4,894       $   19,716       $    2,195
                                                    ==========       ==========       ==========
      Loss ratio                                          63.1%            38.2%            59.3%
      Acquisition expense ratio                           26.2%            10.1%            28.1%
      General and administrative expense ratio             5.1%            11.1%             9.9%
                                                    ----------       ----------       ----------
      Combined ratio                                      94.4%            59.4%            97.3%
                                                    ----------       ----------       ----------

                                                                                    Aerospace and
                                                                                        Other
                                                     Property         Casualty        Specialty
                                                 Individual Risk  Individual Risk       Lines
                                                 ---------------  ---------------   -------------
      Revenues
       Gross premiums written and acquired          $   20,734       $   51,543       $   32,600
                                                    ----------       ----------       ----------
       Net premiums written and acquired                20,101           51,543           32,600
                                                    ----------       ----------       ----------
       Net premiums earned                              15,730           48,108           55,974
                                                    ----------       ----------       ----------
      Expenses
       Losses and loss expenses                          6,711           33,331           37,536
       Acquisition expenses                              1,673            5,628           11,797
       General and administrative expenses               2,985            5,054            3,024
                                                    ----------       ----------       ----------
                                                        11,369           44,013           52,357
                                                    ----------       ----------       ----------
      Underwriting income                           $    4,361       $    4,095       $    3,617
                                                    ==========       ==========       ==========
      Loss ratio                                          42.7%            69.3%            67.1%
      Acquisition expense ratio                           10.6%            11.7%            21.1%
      General and administrative expense ratio            19.0%            10.5%             5.4%
                                                    ----------       ----------       ----------
      Combined ratio                                      72.3%            91.5%            93.6%
                                                    ----------       ----------       ----------

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table provides a summary of the segment revenues and results for the three months ended September 30, 2002:

                                                      Property Per         Property           Casualty
                                                      Risk Treaty         Catastrophe           Treaty
                                                      Reinsurance         Reinsurance         Reinsurance
                                                      ------------        -----------         -----------
      Revenues
        Gross premiums written and acquired           $    59,963         $    22,689         $    67,041
                                                      -----------         -----------         -----------
        Net premiums written and acquired                  59,963              12,095              67,041
                                                      -----------         -----------         -----------
        Net premiums earned                                19,884              34,045              15,651
                                                      -----------         -----------         -----------
      Expenses
        Losses and loss expenses                           10,790              28,651               8,758
        Acquisition expenses                                4,279               4,659               4,703
        General and administrative expenses                 3,409                 721               3,029
                                                      -----------         -----------         -----------
                                                           18,478              34,031              16,490
                                                      -----------         -----------         -----------
      Underwriting income (loss)                      $     1,406         $        14         $      (839)
                                                      ===========         ===========         ===========
      Loss ratio                                             54.3%               84.2%               56.0%
      Acquisition expense ratio                              21.5%               13.7%               30.0%
      General and administrative expense ratio               17.1%                2.1%               19.4%
                                                      -----------         -----------         -----------
      Combined ratio                                         92.9%              100.0%              105.4%
                                                      -----------         -----------         -----------

                                                                                             Aerospace and
                                                       Property            Casualty         Other Specialty
                                                    Individual Risk     Individual Risk          Lines
                                                    ---------------     ---------------     ---------------
      Revenues
         Gross premiums written and acquired          $    19,407         $    37,352         $    21,833
                                                      -----------         -----------         -----------
         Net premiums written and acquired                 18,534              37,352              21,833
                                                      -----------         -----------         -----------
         Net premiums earned                               11,960              14,984              14,996
                                                      -----------         -----------         -----------
      Expenses
         Losses and loss expenses                           1,983              11,321               7,779
         Acquisition expenses                               1,232               1,352               2,302
         General and administrative expenses                  910               1,643               1,062
                                                      -----------         -----------         -----------
                                                            4,125              14,316              11,143
                                                      -----------         -----------         -----------
        Underwriting income                           $     7,835         $       668         $     3,853
                                                      ===========         ===========         ===========
        Loss ratio                                           16.6%               75.6%               51.9%
        Acquisition expense ratio                            10.3%                9.0%               15.4%
        General and administrative expense ratio              7.6%               11.0%                7.1%
                                                      -----------         -----------         -----------
        Combined ratio                                       34.5%               95.6%               74.4%
                                                      -----------         -----------         -----------

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table reconciles total segment results to consolidated income before income taxes for the three months ended September 30, 2003 and 2002, respectively:

                                                                   2003             2002
                                                                 --------         --------
      Total underwriting income                                  $ 38,878         $ 12,937
      Net investment income                                        18,736           13,488
      Net foreign exchange gains (losses)                           2,123              (11)
      Net realized (losses) gains on sales of investments            (932)           2,796
      Amortization of intangibles                                    (944)            (325)
      Interest expense                                             (1,013)             (30)
                                                                 --------         --------
      Consolidated income before income taxes                    $ 56,848         $ 28,855
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

7.    Segment reporting, cont'd.

      The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2003:

                                                      Property Per         Property             Casualty
                                                      Risk Treaty         Catastrophe            Treaty
                                                      Reinsurance         Reinsurance         Reinsurance
                                                      ------------        -----------         -----------
      Revenues
         Gross premiums written and acquired          $   360,417         $   170,410         $   332,585
                                                      -----------         -----------         -----------
         Net premiums written and acquired                360,417             171,120             330,254
                                                      -----------         -----------         -----------
         Net premiums earned                              205,868             127,953             194,689
                                                      -----------         -----------         -----------
      Expenses
         Losses and loss expenses                         124,431              29,931             124,070
         Acquisition expenses                              53,905              14,347              53,541
         General and administrative expenses               16,219              10,592              15,995
                                                      -----------         -----------         -----------
                                                          194,555              54,870             193,606
                                                      -----------         -----------         -----------
      Underwriting income                             $    11,313         $    73,083         $     1,083
                                                      ===========         ===========         ===========
      Loss ratio                                             60.4%               23.4%               63.7%
      Acquisition expense ratio                              26.2%               11.2%               27.5%
      General and administrative expense ratio                7.9%                8.3%                8.2%
                                                      -----------         -----------         -----------
      Combined ratio                                         94.5%               42.9%               99.4%
                                                      -----------         -----------         -----------

                                                                                            Aerospace and
                                                       Property            Casualty        Other Specialty
                                                    Individual Risk     Individual Risk         Lines
                                                    ---------------     ---------------    ---------------
      Revenues
         Gross premiums written and acquired          $    58,486         $   154,495         $   263,448
                                                      -----------         -----------         -----------
         Net premiums written and acquired                 57,074             154,495             263,448
                                                      -----------         -----------         -----------
         Net premiums earned                               47,558             118,474             123,407
                                                      -----------         -----------         -----------
       Expenses
         Losses and loss expenses                          16,823              84,044              89,042
         Acquisition expenses                               4,928              13,505              21,197
         General and administrative expenses                5,189              11,226              12,227
                                                      -----------         -----------         -----------
                                                           26,940             108,775             122,466
                                                      -----------         -----------         -----------
      Underwriting income                             $    20,618         $     9,699         $       941
                                                      ===========         ===========         ===========
      Loss ratio                                             35.4%               70.9%               72.2%
      Acquisition expense ratio                              10.4%               11.4%               17.2%
      General and administrative expense ratio               10.9%                9.5%                9.9%
                                                      -----------         -----------         -----------
      Combined ratio                                         56.7%               91.8%               99.3%
                                                      -----------         -----------         -----------

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2002:

                                                      Property Per         Property            Casualty
                                                      Risk Treaty         Catastrophe           Treaty
                                                      Reinsurance         Reinsurance         Reinsurance
                                                      ------------        -----------         -----------
      Revenues
         Gross premiums written and acquired          $   123,584         $   170,186         $   143,481
                                                      -----------         -----------         -----------
         Net premiums written and acquired                123,584             138,100             143,481
                                                      -----------         -----------         -----------
         Net premiums earned                               28,448              77,257              35,405
                                                      -----------         -----------         -----------
      Expenses
         Losses and loss expenses                          14,657              45,937              20,820
         Acquisition expenses                               6,019              11,419               8,452
         General and administrative expenses                5,156               7,212               6,012
                                                      -----------         -----------         -----------
                                                           25,832              64,568              35,284
                                                      -----------         -----------         -----------
      Underwriting income                             $     2,616         $    12,689         $       121
                                                      ===========         ===========         ===========
      Loss ratio                                             51.5%               59.5%               58.8%
      Acquisition expense ratio                              21.2%               14.8%               23.9%
      General and administrative expense ratio               18.1%                9.3%               17.0%
                                                      -----------         -----------         -----------
      Combined ratio                                         90.8%               83.6%               99.7%
                                                      -----------         -----------         -----------

                                                                                            Aerospace and
                                                       Property            Casualty        Other Specialty
                                                    Individual Risk     Individual Risk         Lines
                                                    ---------------     ---------------    ---------------
      Revenues
         Gross premiums written and acquired          $    50,989         $    66,289         $    68,943
                                                      -----------         -----------         -----------
         Net premiums written and acquired                 50,116              66,289              68,943
                                                      -----------         -----------         -----------
         Net premiums earned                               19,263              21,525              22,384
                                                      -----------         -----------         -----------
       Expenses
         Losses and loss expenses                           4,661              16,425              12,646
         Acquisition expenses                               1,909               1,894               3,611
         General and administrative expenses                2,142               2,772               2,901
                                                      -----------         -----------         -----------
                                                            8,712              21,091              19,158
                                                      -----------         -----------         -----------
      Underwriting income                             $    10,551         $       434         $     3,226
                                                      ===========         ===========         ===========
      Loss ratio                                             24.2%               76.3%               56.5%
      Acquisition expense ratio                               9.9%                8.8%               16.1%
      General and administrative expense ratio               11.1%               12.9%               13.0%
                                                      -----------         -----------         -----------
      Combined ratio                                         45.2%               98.0%               85.6%
                                                      -----------         -----------         -----------

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Segment reporting, cont'd.

      The following table reconciles total segment results to consolidated income before income taxes for the nine months ended September 30, 2003 and 2002, respectively:

                                                            2003                2002
                                                        -----------         -----------
      Total underwriting income                         $   116,737         $    29,637
      Net investment income                                  49,758              29,355
      Net foreign exchange gains                              6,717               1,107
      Net realized gains on sales of investments              6,985               3,688
      Amortization of intangibles                            (2,294)               (325)
      Interest expense                                       (3,393)                (30)
                                                        -----------         -----------

      Consolidated income before income taxes           $   174,510         $    63,432
                                                        ===========         ===========

      The following table provides the reserves for losses and loss expenses by segment as of September 30, 2003 and 2002, respectively:

                                                            2003                2002
                                                        -----------         -----------
      Property per Risk Treaty Reinsurance              $   149,100         $    14,158
      Property Catastrophe Reinsurance                       62,636              45,801
      Casualty Treaty Reinsurance                           189,485              21,287
      Property Individual Risk                               29,903               4,661
      Casualty Individual Risk                              118,001              16,425
      Aerospace and Other Specialty Lines                   124,725              12,447
                                                        -----------         -----------

      Total                                             $   673,850         $   114,779
                                                        ===========         ===========

8.    Commitments and contingencies

      Concentrations of credit risk. As of September 30, 2003, substantially all the Company's cash and investments were held by two custodians. The Company's investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury.

      Major production sources. During the nine month period ended September 30, 2003, the Company obtained 76% of its gross premiums written through three brokers: Aon Corporation - 34.2%, Marsh & McLennan Companies, Inc. - 27.3%, and Willis Companies - 14.2%. Gross premiums written excludes $405.0 million of gross premiums acquired from HartRe.

      Letters of credit. As of September 30, 2003, the Company's bankers have issued letters of credit of approximately $68.5 million in favor of certain ceding companies.

      Investment commitments. As of September 30, 2003, the Company had committed cash and cash equivalents and fixed maturity investments of $170.2 million in favor of certain ceding companies to collateralize obligations.

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

      Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2003 are as follows:

       Year Ended
      September 30,                           Amount
      -------------                           ------
           2004                             $   4,689
           2005                                 5,293
           2006                                 4,626
           2007                                 4,678
           2008                                 4,583
           2009 and thereafter                 24,445
                                            ---------

                                            $  48,314
                                            =========

      Total rent expense under operating leases for the nine month period ended September 30, 2003 was $2,298,000 (2002 - $490,000).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2002, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our final prospectus filed with the Securities and Exchange Commission on February 28, 2003 (Registration No. 333-102026) in connection with the initial public offering of our ordinary shares.

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

The Company writes specialty lines of commercial property and casualty insurance and reinsurance on a global basis, and seeks to create a portfolio of specialty lines which are profitable and have limited correlation with one another. The Company defines specialty lines as those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. The Company believes that a well constructed portfolio of diversified risks will produce less volatile results than each of the individual lines of business independently and will provide a superior risk-adjusted return on our capital. Our portfolio of specialty lines of business is organized into the following segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk, and aerospace and other specialty lines.

The insurance lines that the Company writes are included in the property individual risk, casualty individual risk, and aerospace and other specialty lines segments. The reinsurance lines that the Company writes are included in the property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, and aerospace and other specialty lines segments.

Property insurance and reinsurance provides coverage of an insurable interest in tangible property for property loss, damage or loss of use. The Company writes property lines through its property per risk treaty reinsurance, property catastrophe reinsurance, property individual risk, and aerospace and other specialty lines segments.

Casualty insurance and reinsurance is primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers' liability, workers' compensation, public liability, automobile liability, personal liability and aviation liability insurance. The Company writes casualty lines through its casualty treaty reinsurance, casualty individual risk, and aerospace and other specialty lines segments.

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

Results of operations - for the three month periods ended September 30, 2003 and September 30, 2002

Results of operations for the three months ended September 30, 2003 and 2002 were as follows:

                                                         September 30,     September 30,
                                                              2003               2002             Change
                                                         -------------     -------------        -----------
Underwriting income
Revenues
  Gross premiums written and acquired                     $   325,070        $   228,285        $    96,785
                                                          -----------        -----------        -----------
  Net premiums written and acquired                           324,405            216,819            107,586
                                                          -----------        -----------        -----------
  Net premiums earned                                         335,830            111,520            224,310
                                                          -----------        -----------        -----------
Expenses
  Losses and loss expenses                                    198,665             69,282            129,383
  Acquisition expenses                                         69,382             18,527             50,855
  General and administrative expenses                          28,905             10,774             18,131
                                                          -----------        -----------        -----------
                                                              296,952             98,583            198,369
                                                          -----------        -----------        -----------
 Underwriting income                                           38,878             12,937             25,941
 Net investment income                                         18,736             13,488              5,248
 Net foreign exchange gains (losses)                            2,123                (11)             2,134
 Net realized (losses) gains on sales of investments             (932)             2,796             (3,728)
 Amortization of intangibles                                     (944)              (325)              (619)
 Interest expense                                              (1,013)               (30)              (983)
 Income tax (expense) benefit                                    (305)                56               (361)
                                                          -----------        -----------        -----------

 Net income                                               $    56,543        $    28,911        $    27,632
                                                          ===========        ===========        ===========

 Loss ratio                                                      59.2%              62.1%              (2.9%)
 Acquisition expense ratio                                       20.7%              16.6%               4.1%
 General and administrative expense ratio                         8.6%               9.7%              (1.1%)
                                                          -----------        -----------        -----------
 Combined ratio                                                  88.5%              88.4%               0.1%
                                                          -----------        -----------        -----------
 Reserve for losses and loss expenses                     $   673,850        $   114,779        $   559,071
                                                          ===========        ===========        ===========

Premiums. In the three months ended September 30, 2003, gross premiums written and acquired were $325.1 million compared to gross premiums written and acquired of $228.3 million for the period ended September 30, 2002. Gross premiums written and acquired increased during the three months to September 30, 2003 principally as a result of the establishment of Endurance U.S. which has observed favorable underwriting opportunities in the casualty treaty reinsurance segment. Endurance U.S. has added $63.2 million in casualty treaty reinsurance premiums compared to the same period in 2002. In addition, significant premium growth has been recorded in Endurance Bermuda within the casualty individual risk segment which has experienced favorable underwriting conditions in the excess general liability and professional lines.

There were negligible premiums ceded in the three months ended September 30, 2003 compared to $11.5 million for the three months ended September 30, 2002. The premiums ceded in 2002 resulted from retrocessional contracts acquired from LaSalle in May of 2002. The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned for the three months ended September 30, 2003 were $335.8 million compared to net premiums earned for the three months ended September 30, 2002 of $111.5 million. Net premiums earned increased in 2003 as a result of the higher level of premiums written in the three months ended September 30, 2003 compared to 2002, in addition to the earning of net premiums that were written in the period since the inception of the Company.

Net Investment Income. Net investment income for the three months ended September 30, 2003 was $18.7 million, compared to net investment income of $13.5 million for the three months ended September 30, 2002. Investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. The increase in net investment income was principally due to a 71% increase in invested assets, invested in a decreasing interest rate environment. The increase in invested assets resulted from positive net operating cash flows when compared to September 30, 2002. Investment management fees for both the three months ended September 30, 2003 and 2002 were $0.4 million.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended September 30, 2003 were 3.83% and 0.30%, respectively. For the three months ended September 30, 2002, the annualized period book yield and total return were 4.49% and 3.89%, respectively. The interest rate environment in the third quarter of 2003 has been extremely volatile. The yield on the benchmark five year US Treasury bond has moved 120 basis points from a high of 3.61% to a low of 2.41% during the quarter. The Company has taken these opportunities to redeploy cash into higher yielding securities thus reducing the overall portfolio cash position to 3.4% and extending the duration to 3.06 years. Overall, the decrease in book yield from September 30, 2002 is a direct result of investing our operating cash flows in an interest rate environment that is dramatically lower than 2002.

Net Realized Investment Gains. Net realized investment losses for the three months ended September 30, 2003 were $0.9 million, compared to net realized investment gains in the three months ended September 30, 2002 of $2.8 million. Net investment losses in the three months ended September 30, 2003 were realized from the sale of fixed maturity securities.

Losses and Loss Expenses. Losses and loss expenses for the three months ended September 30, 2003 and 2002 were $198.7 million and $69.3 million, respectively. The loss ratios for the three months ended September 30, 2003 and 2002 were 59.2% and 62.1%, respectively. The decrease in loss ratio in the year is the result of a varying pattern of losses incurred across different lines of business. The property catastrophe reinsurance segment has experienced a relatively light period of losses compared to 2002 when significant losses relating to the central European floods were incurred. Additionally, lower than anticipated levels of reported losses relating to prior periods has resulted in favorable adjustments to prior period reserves across the property catastrophe reinsurance, property individual risk and casualty individual risk segments. These positive influences on losses and loss expenses were partially offset by specific loss events occurring in the period, including the loss of the Loral Galaxy IV satellite, expected claims from Hurricane Fabian in Bermuda and from Hurricane Isabel in the United States.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2003 were $69.4 million compared to acquisition expenses of $18.5 million for the three months ended September 30, 2002. The acquisition expense ratio for the three months ended September 30, 2003 was 20.7% compared to an acquisition expense ratio of 16.6% for the three months ended September 30, 2002. The increase in acquisition expense ratio is due to an increase in the proportion of treaty reinsurance premiums earned, which tend to have higher acquisition costs. In particular, the HartRe transaction of May 15, 2003 resulted in the acquisition of treaty business with an average acquisition expense of 24.2% for the three months ended September 30, 2003.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 were $28.9 million, compared to general and administrative expenses of $10.8 million for the three months ended September 30, 2002. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. At September 30, 2003 the Company had 214 employees compared to 73 employees at September 30, 2002.

The general and administrative expense ratio for the three months ended September 30, 2003 was 8.6% compared to a general and administrative expense ratio of 9.7% for the three months ended September 30, 2002. The ratio has declined as a result of growth in premiums earned.

Net Income. Net income for the three months ended September 30, 2003 was $56.5 million compared to $28.9 million for the three months ended September 30, 2002. Net income in the 2003 period was comprised of net underwriting income of $38.8 million, net investment income of $18.7 million, net realized investment losses of $0.9 million, net foreign exchange gains of $2.1 million, interest expense of $1.0 million, amortization of intangible assets of $0.9 million and tax expense of $0.3 million. Net income in the 2002 period was comprised of net underwriting income of $12.9 million, net investment income of $13.5 million, net realized investment gains of $2.8 million and amortization of intangible assets of $0.3 million. The increase in net income for the three months ended September 30, 2003 compared to the same period in 2002 is due to the growth of the Company's underwriting activities, favorable loss experience and an increase in invested assets.

Comprehensive Income. Comprehensive income for the three months ended September 30, 2003 was $42.3 million compared to comprehensive income for the three months ended September 30, 2002 of $63.4 million. Comprehensive income for the 2003 period was comprised of the net income of $56.5 million described above, a decrease in net unrealized investment gains of $16.7 million, gains on foreign currency translation adjustments of $2.0 million and a net gain on derivatives designated as a cash flow hedge of $0.5 million. Comprehensive income for the 2002 period was comprised of the net income of $28.9 million described above and a net increase in unrealized investment gains of $34.5 million.

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

Property per risk treaty reinsurance

Our Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. Our property per risk reinsurance contracts cover claims from individual insurance policies written by our ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the three months ended September 30, 2003 and 2002, respectively.

                                                    THREE MONTHS ENDED
                                              September 30,     September 30,
                                                  2003               2002            Change
                                              -------------     -------------      ---------
Revenues
    Gross premiums written and acquired        $    46,026       $    59,963       $ (13,937)
                                               -----------       -----------       ---------
    Net premiums written and acquired               46,026            59,963         (13,937)
                                               -----------       -----------       ---------
    Net premiums earned                             86,577            19,884          66,693
                                               -----------       -----------       ---------
Expenses
    Losses and loss expenses                        54,590            10,790          43,800
    Acquisition expenses                            22,643             4,279          18,364
    General and administrative expenses              4,450             3,409           1,041
                                               -----------       -----------       ---------
                                                    81,683            18,478          63,205
                                               -----------       -----------       ---------

 Underwriting income                           $     4,894       $     1,406       $   3,488
                                               ===========       ===========       =========

 Loss ratio                                           63.1%             54.3%            8.8%
 Acquisition expense ratio                            26.2%             21.5%            4.7%
 General and administrative expense ratio              5.1%             17.1%          (12.0%)
                                               -----------       -----------       ---------
 Combined ratio                                       94.4%             92.9%            1.5%
                                               -----------       -----------       ---------

 Reserve for losses and loss expenses          $   149,100       $    14,158       $ 134,942

Premiums. For the three months ended September 30, 2003 gross premiums written and acquired were $46.0 million and net premiums earned were $86.6 million compared to gross premiums written and acquired of $60.0 million and net premiums earned of $19.9 million for the same period in 2002. The growth in premiums earned is primarily the result of the earning of premiums that have been written since the inception of the Company given that 75.2% of premiums were written on a policies attaching basis and are typically earned over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the three months ended September 30, 2003 and September 30, 2002 were $54.6 million and $10.8 million, respectively. The loss ratio was 63.1% for the three months ended September 30, 2003 and 54.3% for the same period in 2002. The increase in loss ratio in 2003 is principally attributable to a higher level of losses reported in the three months ended September, 2003 compared to the same period in 2002 causing an increase in reserves.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2003 were $22.6 million or 26.2% of net premiums earned. For the three months ended September 30, 2002, acquisition expenses were $4.3 million or 21.5% of net premiums earned. The higher expense ratio in the three months to September 30, 2003 is due to an increased percentage of business in this segment relating to quota share reinsurance contracts, which incur higher commissions than treaty excess of loss contracts. The acquisition of the in-force HartRe property per risk reinsurance business with an average acquisition expense ratio of 24.7% contributed to this trend.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 and September 30, 2002 were $4.5 million and $3.4 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels.

Property catastrophe reinsurance

Our Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the three months ended September 30, 2003 and 2002, respectively.

                                                   THREE MONTHS ENDED
                                              September 30,   September 30,
                                                  2003             2002             Change
                                              ------------    -------------       ----------
Revenues
    Gross premiums written and acquired        $   43,938       $   22,689        $   21,249
                                               ----------       ----------        ----------
    Net premiums written and acquired              43,938           12,095            31,843
                                               ----------       ----------        ----------
    Net premiums earned                            48,453           34,045            14,408
                                               ----------       ----------        ----------
Expenses
    Losses and loss expenses                       18,488           28,651           (10,163)
    Acquisition expenses                            4,887            4,659               228
    General and administrative expenses             5,362              721             4,641
                                               ----------       ----------        ----------
                                                   28,737           34,031            (5,294)
                                               ----------       ----------        ----------

 Underwriting income                           $   19,716       $       14        $   19,702
                                               ==========       ==========        ==========

 Loss ratio                                          38.2%            84.2%            (46.0%)
 Acquisition expense ratio                           10.1%            13.7%             (3.6%)
 General and administrative expense ratio            11.1%             2.1%              9.0%
                                               ----------       ----------        ----------
 Combined ratio                                      59.4%           100.0%            (40.6%)
                                               ----------       ----------        ----------

 Reserve for losses and loss expenses          $   62,636       $   45,801        $   16,835

Premiums. For the three months ended September 30, 2003, gross premiums written and acquired were $43.9 million and net premiums earned were $48.5 million compared to gross premiums written and acquired of $22.7 million and net premiums earned of $34.1 million for the same period in 2002. The majority of the contracts associated with this segment are written on a losses occurring basis. Accordingly, the premium is earned evenly over the contract term, most often a twelve month period. The increase in gross premiums written and acquired is principally the result of Endurance Bermuda taking advantage of favorable underwriting opportunities and recording $14.8 million of gross written premium from new contracts. In 2003 the Company has not participated to the same degree in retrocessional coverage as in 2002, resulting in an increase in net premiums earned.

Losses and Loss Expenses. Losses and loss expenses for the three months ended September 30, 2003 and September 30, 2002 were $18.5 million and $28.7 million, respectively. The loss ratio was 38.2% for the three months ended September 30, 2003 and 84.2% for the same period in 2002. The lower loss ratio in 2003 in this segment is attributable to the low level of catastrophe losses experienced. The higher 2002 loss ratio is primarily due to the Company incurring losses related to the Central European floods of

August 2002. The reduction in loss ratio in 2003 is further influenced by favorable adjustments to 2002 reserves resulting from lower than expected reported losses relating to the 2002 European floods.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2003 were $4.9 million or 10.1% of net premiums earned. For the three months ended September 30, 2002, acquisition expenses were $4.7 million or 13.7% of net premiums earned. The impact of ceded reinsurance purchased in 2002, which yielded very low ceding commissions overall, resulted in the expense ratio in 2002 being higher than in 2003 when a negligible amount of reinsurance was purchased.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 and September 30, 2002 were $5.4 million and $0.7 million, respectively. The increase is due to the higher level of premiums written in 2003 that increased the indirect overhead allocation to this segment.

Casualty treaty reinsurance

Our Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that we reinsure include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the three months ended September 30, 2003 and 2002, respectively.

                                                    THREE MONTHS ENDED
                                              September 30,     September 30,
                                                  2003              2002               Change
                                              -------------     -------------       -----------
Revenues
  Gross premiums written and acquired          $   130,229       $    67,041        $    63,188
                                               -----------       -----------        -----------
  Net premiums written and acquired                130,197            67,041             63,156
                                               -----------       -----------        -----------
  Net premiums earned                               80,988            15,651             65,337
                                               -----------       -----------        -----------
Expenses
  Losses and loss expenses                          48,009             8,758             39,251
  Acquisition expenses                              22,754             4,703             18,051
  General and administrative expenses                8,030             3,029              5,001
                                               -----------       -----------        -----------
                                                    78,793            16,490             62,303
                                               -----------       -----------        -----------

 Underwriting income (loss)                    $     2,195       $      (839)       $     3,034
                                               ===========       ===========        ===========

 Loss ratio                                           59.3%             56.0%               3.3%
 Acquisition expense ratio                            28.1%             30.0%              (1.9%)
 General and administrative expense ratio              9.9%             19.4%              (9.5%)
                                               -----------       -----------        -----------
 Combined ratio                                       97.3%            105.4%              (8.1%)
                                               -----------       -----------        -----------

 Reserve for losses and loss expenses          $   189,485       $    21,287        $   168,198

Premiums. In the three months ended September 30, 2003, gross premiums written and acquired were $130.2 million and net premiums earned were $81.0 million compared to gross premiums written and acquired of $67.0 million and net premiums earned of $15.7 million for the same period in 2002. The increase in gross premiums written and acquired is primarily due to the establishment of Endurance U.S. which has observed favorable underwriting opportunities resulting in significant new business. In addition, increased premiums have been recorded on some renewed contracts. The growth in premiums earned is primarily the result of the earning of premiums that have been written since the inception of the

Company given that 77.4% of premiums were written on a policies attaching basis and are typically earned over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the three months ended September 30, 2003 and September 30, 2002 were $48.0 million and $8.8 million, respectively. The loss ratio was 59.3% for the three months ended September 30, 2003 and 56.0% for the same period in 2002. Claims may not be reported for many years in the lines of business included in this segment. Accordingly, loss reserves have been established by the Company's actuaries and reflect management's best estimate of ultimate losses.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2003 were $22.8 million or 28.1% of net premiums earned. For the three months ended September 30, 2002, acquisition expenses were $4.7 million or 30.0% of net premiums earned. The lower expense ratio in the three months to September 30, 2003 is due to the changing profile of business written as the Company has expanded.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 and September 30, 2002 were $8.0 million and $3.0 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels.

Property individual risk

Our Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the three months ended September 30, 2003 and 2002, respectively.

                                                    THREE MONTHS ENDED
                                              September 30,     September 30,
                                                  2003               2002             Change
                                              -------------     -------------      -----------
Revenues
    Gross premiums written and acquired        $    20,734       $    19,407       $     1,327
                                               -----------       -----------       -----------
    Net premiums written and acquired               20,101            18,534             1,567
                                               -----------       -----------       -----------
    Net premiums earned                             15,730            11,960             3,770
                                               -----------       -----------       -----------
Expenses
    Losses and loss expenses                         6,711             1,983             4,728
    Acquisition expenses                             1,673             1,232               441
    General and administrative expenses              2,985               910             2,075
                                               -----------       -----------       -----------
                                                    11,369             4,125             7,244
                                               -----------       -----------       -----------

 Underwriting income                           $     4,361       $     7,835       $    (3,474)
                                               ===========       ===========       ===========

 Loss ratio                                           42.7%             16.6%             26.1%
 Acquisition expense ratio                            10.6%             10.3%              0.3%
 General and administrative expense ratio             19.0%              7.6%             11.4%
                                               -----------       -----------       -----------
 Combined ratio                                       72.3%             34.5%             37.8%
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $    29,903       $     4,661       $    25,242

Premiums. In the three months ended September 30, 2003, gross premiums written and acquired were $20.7 million and net premiums earned were $15.7 million compared to gross premiums written and acquired of $19.4 million and net premiums earned of $12.0 million for the same period in 2002. Policies written in this segment are written on a losses occurring basis and typically earn over the 12-month period of the contract. Premiums written and acquired in the three months ended September 30, 2003 are characterized by new business generated by Endurance U.K. which wrote no business in the three months ended September 30, 2002. In contrast, the levels of premium written in Endurance Bermuda have reduced in the face of decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a proportion of policies not renewed due to less attractive terms. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to September 30, 2003 compared to lower levels of premium generated to September 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the three months ended September 30, 2003 and September 30, 2002 were $6.7 million and $2.0 million, respectively. The loss ratio was 42.7% for the three months ended September 30, 2003 and 16.6% for the same period in 2002. The increase in loss ratio is principally the result of damage in Bermuda from Hurricane Fabian in September and claims related to the power outage in the north-east U.S. in August.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2003 were $1.7 million or 10.6% of net premiums earned. For the three months ended September 30, 2002, acquisition expenses were $1.2 million or 10.3% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 and September 30, 2002 were $3.0 million and $0.9 million, respectively. Expenditure has increased in the year in line with the growth in staffing levels, notably in Endurance U.K.

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

The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the three months ended September 30, 2003 and 2002, respectively.

                                                    THREE MONTHS ENDED
                                              September 30,     September 30,
                                                   2003              2002             Change
                                              -------------     -------------      -----------
Revenues
  Gross premiums written and acquired          $    51,543       $    37,352       $    14,191
                                               -----------       -----------       -----------
  Net premiums written and acquired                 51,543            37,352            14,191
                                               -----------       -----------       -----------
  Net premiums earned                               48,108            14,984            33,124
                                               -----------       -----------       -----------
Expenses
  Losses and loss expenses                          33,331            11,321            22,010
  Acquisition expenses                               5,628             1,352             4,276
  General and administrative expenses                5,054             1,643             3,411
                                               -----------       -----------       -----------
                                                    44,013            14,316            29,637
                                               -----------       -----------       -----------

 Underwriting income                           $     4,095       $       668       $     3,427
                                               ===========       ===========       ===========

 Loss ratio                                           69.3%             75.6%             (6.3%)
 Acquisition expense ratio                            11.7%              9.0%              2.7%
 General and administrative expense ratio             10.5%             11.0%             (0.5%)
                                               -----------       -----------       -----------
 Combined ratio                                       91.5%             95.6%             (4.1%)
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $   118,001       $    16,425       $   101,576

Premiums. In the three months ended September 30, 2003, gross premiums written and acquired were $51.5 million and net premiums earned were $48.1 million compared to gross premiums written and acquired of $37.4 million and net premiums earned of $15.0 million for the same period in 2002. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically 12-month periods. The Company has observed improved market conditions in the year with pricing either holding firm or increasing. Capacity is increasing across all lines but has not yet impacted pricing adversely. Premiums written and acquired have increased in the year as a result of an expanded staff of 25 at September 30, 2003 (September 30, 2002 - 7 staff) that the Company has put in place to take advantage of the underwriting opportunities. Notable growth has occurred in the excess general liability and professional lines in the three months ended September 30, 2003. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to September 30, 2003 compared to lower levels of premium generated to September 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the three months ended September 30, 2003 and September 30, 2002 were $33.3 million and $11.3 million, respectively. The loss ratio was 69.3 % for the three months ended September 30, 2003 and 75.6% for the same period in 2002. The Company has received only a limited number of notices of potential losses for this segment, none of which has reached a level which would result in our paying a claim. Accordingly, the losses and loss expenses were established by the Company's actuaries based on historical industry loss data and program-specific loss information. The lower than anticipated levels of reported losses relating to 2002 has resulted in favorable adjustments to reserves and a reduction in the loss ratio.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2003 were $5.6 million or 11.7% of net premiums earned compared to $1.4 million and 9.0% for the three months ended September 30, 2002. The lower acquisition expenses in the prior period resulted from this business segment having been in the early stages of underwriting activity and therefore, having not yet established a typical expense ratio.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 and September 30, 2002 were $5.1 million and $1.6 million, respectively. This increase is due to the staff increases in this segment which have culminated in a headcount of 25 at September 30, 2003 compared to just 7 staff at September 30, 2002.

Aerospace and Other Specialty Lines

Our Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance Aerospace lines, and to a lesser extent, of unique opportunities, including a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and the space business includes satellite launch and in-orbit coverage. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Aerospace and Other Specialty Lines business segment for the three months ended September 30, 2003 and 2002, respectively.

                                                    THREE MONTHS ENDED
                                              September 30,     September 30,
                                                  2003               2002             Change
                                              -------------     -------------      -----------
Revenues
    Gross premiums written and acquired        $    32,600       $    21,833       $    10,767
                                               -----------       -----------       -----------
    Net premiums written and acquired               32,600            21,833            10,767
                                               -----------       -----------       -----------
    Net premiums earned                             55,974            14,996            40,978
                                               -----------       -----------       -----------
Expenses
    Losses and loss expenses                        37,536             7,779            29,757
    Acquisition expenses                            11,797             2,302             9,495
    General and administrative expenses              3,024             1,062             1,962
                                               -----------       -----------       -----------
                                                    52,357            11,143            41,214
                                               -----------       -----------       -----------

 Underwriting income                           $     3,617       $     3,853       $      (236)
                                               ===========       ===========       ===========
 Loss ratio                                           67.1%             51.9%             15.2%
 Acquisition expense ratio                            21.1%             15.4%              5.7%
 General and administrative expense ratio              5.4%              7.1%             (1.7%)
                                               -----------       -----------       -----------
 Combined ratio                                       93.6%             74.4%             19.2%
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $   124,725       $    12,447       $   112,278

Premiums. In the three months ended September 30, 2003, gross premiums written and acquired were $32.6 million and net premiums earned were $56.0 million compared to gross premiums written and acquired of $21.8 million and net premiums earned of $15.0 million for the same period in 2002. The increase in gross premiums written and acquired is due to new aerospace business recorded together with aviation and other premiums generated as a result of the acquisition of the in-force reinsurance business of HartRe. The growth in premiums earned is a result of the earning of premiums that have been written since the inception of the Company given 83.4% of premiums in this segment were written on a policies attaching basis and are typically earned over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the three months ended September 30, 2003 and September 30, 2002 were $37.5 million and $7.8 million, respectively. The loss ratio was 67.1% for the three months ended September 30, 2003 and 51.9% for the same period in 2002. The increase in loss ratio is a result of two satellite related losses in the three months ended September 30, 2003.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2003 were $11.8 million or 21.1% of net premiums earned. For the three months ended September 30, 2002, acquisition expenses were $2.3 million or 15.4% of net premiums earned. The increase in expense ratio in the year is due to the changes in mix of business brought about by the acquisition of the in-force reinsurance business of HartRe which has recorded ratios of 24.1% on aerospace and 19.8% on other specialty lines.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 and September 30, 2002 were $3.0 million and $1.1 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. However, the general and administrative expense ratio has decreased as premiums earned have increased significantly.

Results of operations - for the nine month periods ended September 30, 2003 and September 30, 2002

Results of operations for the nine months ended September 30, 2003 and 2002 were as follows:

                                              September 30,     September 30,
                                                   2003              2002            Change
                                              -------------     -------------      -----------
Underwriting income
Revenues
  Gross premiums written and acquired          $ 1,339,841       $   623,472       $   716,369
                                               -----------       -----------       -----------
  Net premiums written and acquired              1,336,808           590,513           746,295
                                               -----------       -----------       -----------
  Net premiums earned                              817,949           204,282           613,667
                                               -----------       -----------       -----------
Expenses
  Losses and loss expenses                         468,341           115,146           353,195
  Acquisition expenses                             161,423            33,304           128,119
  General and administrative expenses               71,448            26,195            45,253
                                               -----------       -----------       -----------
                                                   701,212           174,645           526,567
                                               -----------       -----------       -----------
 Underwriting income                               116,737            29,637            87,100
 Net investment income                              49,758            29,355            20,403
 Net foreign exchange gains                          6,717             1,107             5,610
 Net realized gains on sales of investments          6,985             3,688             3,297
 Amortization of intangibles                        (2,294)             (325)           (1,969)
 Interest expense                                   (3,393)              (30)           (3,363)
 Income tax benefit                                     25                56               (31)
                                               -----------       -----------       -----------

 Net income                                    $   174,535       $    63,488       $   111,047
                                               ===========       ===========       ===========

 Loss ratio                                           57.3%             56.4%              0.9%
 Acquisition expense ratio                            19.7%             16.3%              3.4%
 General and administrative expense ratio              8.7%             12.8%             (4.1%)
                                               -----------       -----------       -----------
 Combined ratio                                       85.7%             85.5%              0.2%
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $   673,850       $   114,779       $   559,071
                                               ===========       ===========       ===========

Premiums. In the nine months ended September 30, 2003, gross premiums written and acquired were $1,339.8 million compared to gross premiums written and acquired of $623.5 million for the same period ended September 30, 2002. Gross premiums written and acquired increased during the nine months to September, 2003 partly as a result of the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $405.0 million in premiums written and acquired across a number of business segments including property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance and aerospace and other specialty lines. For more information on the HartRe transaction, please refer to "Significant transactions and events" below. There was additional contribution to premium growth of $187.5 million in the nine month period as a result of growth at Endurance U.S. and Endurance U.K. which have observed favorable underwriting opportunities across the property per risk treaty, casualty treaty reinsurance and property individual risk segments. Significant premium growth has been recorded in Endurance Bermuda within the aerospace line of business which has seen an increase in premiums written of $65.8 million for the nine month period and the casualty individual risk segment which has experienced favorable underwriting conditions in the healthcare and excess general liability lines to produce an increase in premiums written of $88.2 million for the nine month period. These specific areas of premium growth were modestly offset by business that was not renewed because terms and conditions did not meet the Company's requirements. In general, premium growth can be attributed to the significant expansion of our team of underwriters and support staff. In the nine month period to September 30, 2002 the Company was in a stage of expansion and did not have the same underwriting resources as in 2003.

Reinsurance premiums ceded for the nine months ended September 30, 2003 were $3.0 million compared to $33.0 million for the nine months ended September 30, 2002. The premiums ceded in 2002 resulted from retrocessional contracts acquired from LaSalle in May 2002. The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned for the nine months ended September 30, 2003 were $818.0 million compared to net premiums earned for the nine months ended September 30, 2002 of $204.3 million. Net premiums earned increased in 2003 as a result of the higher level of premiums written and acquired in the nine months ended September 30, 2003 compared to 2002, in addition to the earning of net premiums that were written in the period since the inception of the Company.

Net Investment Income. Net investment income for the nine months ended September 30, 2003 was $49.8 million, compared to net investment income of $29.4 million for the nine months ended September 30, 2002. Investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. The increase in net investment income was due to a 71%, increase in invested assets. The increase in invested assets resulted from positive net operating cash flows when compared to September 30, 2002. Investment management fees for the nine months ended September 30, 2003 were $1.5 million compared to $0.9 million in the nine months ended September 30, 2002.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the nine months ending September 30, 2003 were
3.83 % and 3.22 %, respectively. For the nine months ended September 30, 2002, the annualized period book yield and total return were 4.49 % and 6.63%, respectively. The yield on the benchmark five year US Treasury bond has increased 26 basis points from September 30, 2002. We have taken these opportunities to redeploy cash into higher yielding securities thus reducing the overall portfolio cash position to 3.4% and extending the duration to 3.06 years. Overall, the decrease in book yield from September 30, 2002 is a direct result of investing our operating cash flows in an interest rate environment that is dramatically lower than 2002.

Net Realized Investment Gains. Net realized investment gains for the nine months ended September 30, 2003 were $7.0 million, compared to net realized investment gains in the nine months ended September 30, 2002 of $3.7 million. Net investment gains in the nine months ended September 30, 2003 were realized from the sale of fixed maturity securities.

Losses and Loss Expenses. Losses and loss expenses for the nine months ended September 30, 2003 and 2002 were $468.3 million and $115.2 million, respectively. The loss ratios for the nine months ended September 30, 2003 and 2002 were 57.3% and 56.4%, respectively. The reported loss ratio is characterized by various factors. During the year there has been a shift in the mix of business towards casualty business. The impact of the HartRe transaction and the other areas of premium growth discussed above has resulted in a lower weighting of property catastrophe reinsurance which produced a low incidence of loss activity over the last nine months due to the absence of significant catastrophes. Whilst this shift in business mix has resulted in a higher weighted average loss ratio for the current year, in some business lines (in particular property individual risk, casualty individual risk and property catastrophe reinsurance) the Company is experiencing lower levels of reported losses than previously anticipated relating to 2002 which has resulted in favorable adjustments to reserves. Should any further events or trends become evident in the future, the reserves for the Company will be adjusted as necessary.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses.

Acquisition Expenses. Acquisition expenses for the nine months ended September 30, 2003 were $161.4 million compared to acquisition expenses of $33.3 million for the nine months ended September 30, 2002. The acquisition expense ratio for the nine months ended September 30, 2003 was 19.7% compared to an acquisition expense ratio of 16.3% for the nine months ended September 30, 2002. The increase in acquisition expense ratio is due to the growth of the Company's underwriting activities and a consequent shift in the mix of business towards treaty reinsurance. In particular, the HartRe transaction of May 15, 2003 resulted in the acquisition of treaty business with an average acquisition expense ratio of 23.0% for the nine months ended September 30, 2003.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003 were $71.5 million, compared to general and administrative expenses of $26.2 million for the nine months ended September 30, 2002. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. At September 30, 2003 the Company had 214 employees compared to 73 employees at September 30, 2002.

The general and administrative expense ratio for the nine months ended September 30, 2003 was 8.7% compared to a general and administrative expense ratio of 12.8% for the nine months ended September 30, 2002. In the period ended September 30, 2003, the ratio has declined as a result of growth in premiums earned.

Net Income. Net income for the nine months ended September 30, 2003 was $174.5 million compared to $63.5 million for the nine months ended September 30, 2002. Net income in the 2003 period was comprised of net underwriting income of $116.7 million, net investment income of $49.8 million, net realized investment gains of $7.0 million, net foreign exchange gains of $6.7 million, interest expense of $3.4 million and amortization of intangible assets of $2.3 million . Net income in the 2002 period was comprised of net underwriting income of $29.6 million, net investment income of $29.4 million, net realized investment gains of $3.7 million, a net foreign exchange gain of $1.1 million and amortization of intangible assets of $0.3 million. The increase in net income for the nine months ended September 30, 2003 compared to the same period in 2002 is due to the growth of the Company's underwriting activities, favorable loss experience and an increase in invested assets.

Comprehensive Income. Comprehensive income for the nine months ended September 30, 2003 was $171.7 million compared to comprehensive income for the nine months ended September 30, 2002 of $112.1 million. Comprehensive income for the 2003 period was comprised of the net income of $174.5 million described above, a decrease in net unrealized investment gains of $7.4 million, gains on foreign currency translation adjustments of $5.9 million and a net loss on derivatives designated as a cash flow hedge of $1.3 million. Comprehensive income for the 2002 period was comprised of the net income of $63.5 million described above and a net increase in unrealized investment gains of $48.6 million.

Underwriting results by operating segments

Property per risk treaty reinsurance

The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the nine months ended September 30, 2003 and 2002, respectively.

                                                     NINE MONTHS ENDED
                                              September 30,     September 30,
                                                   2003             2002              Change
                                              -------------     -------------      -----------
Revenues
   Gross premiums written and acquired         $   360,417       $   123,584       $   236,833
                                               -----------       -----------       -----------
   Net premiums written and acquired               360,417           123,584           236,833
                                               -----------       -----------       -----------
   Net premiums earned                             205,868            28,448           177,420
                                               -----------       -----------       -----------
Expenses
   Losses and loss expenses                        124,431            14,657           109,774
   Acquisition expenses                             53,905             6,019            47,886
   General and administrative expenses              16,219             5,156            11,063
                                               -----------       -----------       -----------
                                                   194,555            25,832           168,723
                                               -----------       -----------       -----------

  Underwriting income                          $    11,313       $     2,616       $     8,697
                                               ===========       ===========       ===========

  Loss ratio                                          60.4%             51.5%              8.9%
  Acquisition expense ratio                           26.2%             21.2%              5.0%
  General and administrative expense ratio             7.9%             18.1%            (10.2%)
                                               -----------       -----------       -----------
  Combined ratio                                      94.5%             90.8%              3.7%
                                               -----------       -----------       -----------

  Reserve for losses and loss expenses         $   149,100       $    14,158       $   134,942

Premiums. For the nine months ended September 30, 2003 gross premiums written and acquired were $360.4 million and net premiums earned were $205.9 million compared to gross premiums written and acquired of $123.6 million and net premiums earned of $28.5 million for the same period in 2002. The increase in gross premiums written and acquired was in large part due to the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $138.7 million in premiums written and acquired in the nine month period. In addition, part of the increase in premiums written and acquired is a result of the formation of Endurance U.S. and Endurance U.K. which combined have contributed $86.1 million in premium growth for the nine month period. The growth in premiums earned is primarily the result of the earning of premiums that have been written since the inception of the Company given that 75.2% of premiums were written on a policies attaching basis and are typically earned over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the nine months ended September 30, 2003 and September 30, 2002 were $124.4 million and $14.7 million, respectively. The loss ratio was 60.4% for the nine months ended September 30, 2003 and 51.5% for the same period in 2002. The increase in loss ratio in 2003 is principally attributable to the Company experiencing reported loss events more quickly than anticipated.

Acquisition Expenses. Acquisition expenses for the nine months ended September 30, 2003 were $53.9 million or 26.2% of net premiums earned. For the nine months ended September 30, 2002, acquisition expenses were $6.0 million or 21.2% of net premiums earned. The higher expense ratio in the nine months to September 30, 2003 is due to an increased percentage of business in this segment relating to quota share reinsurance contracts, which incur higher commissions than treaty excess of loss contracts. The acquisition of the in-force HartRe property per risk reinsurance business with an average acquisition expense ratio of 24.7% contributed to this trend.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003 and September 30, 2002 were $16.2 million and $5.2 million, respectively. This increase is due to the Company having been in its early stages of development in the nine months ended September 30, 2002 and therefore incurred lower levels of operating expenses at that time. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. General and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Property catastrophe reinsurance

The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the nine months ended September 30, 2003 and 2002, respectively.

                                                     NINE MONTHS ENDED
                                              September 30,     September 30,
                                                   2003             2002              Change
                                              -------------     -------------      -----------
Revenues
  Gross premiums written and acquired          $   170,410       $   170,186       $       224
                                               -----------       -----------       -----------
  Net premiums written and acquired                171,120           138,100            33,020
                                               -----------       -----------       -----------
  Net premiums earned                              127,953            77,257            50,696
                                               -----------       -----------       -----------
Expenses
  Losses and loss expenses                          29,931            45,937           (16,006)
  Acquisition expenses                              14,347            11,419             2,928
  General and administrative expenses               10,592             7,212             3,380
                                               -----------       -----------       -----------
                                                    54,870            64,568            (9,698)
                                               -----------       -----------       -----------

 Underwriting income                           $    73,083       $    12,689       $    60,394
                                               ===========       ===========       ===========

 Loss ratio                                           23.4%             59.5%            (36.2%)
 Acquisition expense ratio                            11.2%             14.8%             (3.6%)
 General and administrative expense ratio              8.3%              9.3%             (1.0%)
                                               -----------       -----------       -----------
 Combined ratio                                       42.9%             83.6%            (40.7%)
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $    62,636       $    45,801       $    16,835

Premiums. For the nine months ended September 30, 2003, gross premiums written and acquired were $170.4 million and net premiums earned were $128.0 million compared to gross premiums written and acquired of $170.2 million and net premiums earned of $77.3 million for the same period in 2002. The majority of the contracts associated with this segment are written on a losses occurring basis. Accordingly, the premium is earned evenly over the term of the policy, most often a twelve month period. The growth in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to September 30, 2003 compared to the shorter period of premium generation to September 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the nine months ended September 30, 2003 and September 30, 2002 were $29.9 million and $45.9 million, respectively. The loss ratio was 23.4% for the nine months ended September 30, 2003 and 59.5% for the same period in 2002. The lower loss ratio in 2003 in this segment is attributable to the small number of catastrophe losses experienced in the period. The 2002 loss ratio is higher due to the August 2002 Central European flood losses incurred. The reduction in loss ratio in 2003 is further influenced by favorable adjustments to 2002 reserves resulting from lower than expected reported losses relating to the 2002 European floods.

Acquisition Expenses. Acquisition expenses for the nine months ended September 30, 2003 were $14.3 million or 11.2% of net premiums earned. For the nine months ended September 30, 2002, acquisition expenses were $11.4 million or 14.8% of net premiums earned. The impact of ceded reinsurance purchased in 2002, which yielded very low ceding commissions overall, resulted in the expense ratio in 2002 being higher than in 2003 when a negligible amount of reinsurance was purchased.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003 and September 30, 2002 were $10.6 million and $7.2 million, respectively. The increase is due to the expansion of the Company resulting in increased indirect overhead allocation.

Casualty treaty reinsurance

The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the nine months ended September 30, 2003 and 2002, respectively.

                                                     NINE MONTHS ENDED
                                              September 30,     September 30,
                                                   2003             2002              Change
                                              -------------     -------------      -----------
Revenues
  Gross premiums written and acquired          $   332,585       $   143,481       $   189,104
                                               -----------       -----------       -----------
  Net premiums written and acquired                330,254           143,481           186,773
                                               -----------       -----------       -----------
  Net premiums earned                              194,689            35,405           159,284
                                               -----------       -----------       -----------
Expenses
  Losses and loss expenses                         124,070            20,820           103,250
  Acquisition expenses                              53,541             8,452            45,089
  General and administrative expenses               15,995             6,012             9,983
                                               -----------       -----------       -----------
                                                   193,606            35,284           158,322
                                               -----------       -----------       -----------

 Underwriting income                           $     1,083       $       121       $       962
                                               ===========       ===========       ===========

 Loss ratio                                           63.7%             58.8%              4.9%
 Acquisition expense ratio                            27.5%             23.9%              3.6%
 General and administrative expense ratio              8.2%             17.0%             (8.8%)
                                               -----------       -----------       -----------
 Combined ratio                                       99.4%             99.7%             (0.3%)
                                               -----------       -----------       -----------
 Reserve for losses and loss expenses          $   189,485       $    21,287       $   168,198

Premiums. In the nine months ended September 30, 2003, gross premiums written and acquired were $332.6 million and net premiums earned were $194.7 million compared to gross premiums written and acquired of $143.5 million and net premiums earned of $35.4 million for the same period in 2002. The increase in gross premiums written and acquired is in large part due to the acquisition of the majority of the in-force reinsurance business of HartRe which contributed $80.1 million in premiums written and acquired in the nine month period. The remainder of premium increase is a result of organic growth helped by an increased underwriting staff, in particular at the Endurance U.S. platform, which has contributed $87.8 million in additional premiums in the nine month period. The growth in premiums earned is primarily the result of the earning of premiums that have been written since the inception of the

Company given that 77.4% of premiums were written on a policies attaching basis and are typically earned over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the nine months ended September 30, 2003 and September 30, 2002 were $124.1 million and $20.8 million, respectively. The loss ratio was 63.7% for the nine months ended September 30, 2003 and 58.8% for the same period in 2002. Claims may not be reported for many years in the lines of business included in this segment and there has been a low frequency of reported loss activity to date. Accordingly, loss reserves have been established by the Company's actuaries and reflect management's best estimate of ultimate losses.

Acquisition Expenses. Acquisition expenses for the nine months ended September 30, 2003 were $53.5 million or 27.5% of net premiums earned. For the nine months ended September 30, 2002, acquisition expenses were $8.5 million or 23.9% of net premiums earned. The higher expense ratio in the nine months to September 30, 2003 is due to an increased weighting of business in this segment relating to quota share reinsurance contracts which incur higher commissions than treaty excess of loss contracts. The acquisition of the in-force HartRe casualty treaty reinsurance business with an average acquisition expense ratio of 27.3% contributed to this trend.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003 and September 30, 2002 were $16.0 million and $6.0 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels.

Property individual risk

The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the nine months ended September 30, 2003 and 2002, respectively.

                                                     NINE MONTHS ENDED
                                              September 30,     September 30,
                                                   2003             2002              Change
                                              -------------     -------------      -----------
Revenues
  Gross premiums written and acquired          $    58,486       $    50,989       $     7,497
                                               -----------       -----------       -----------
  Net premiums written and acquired                 57,074            50,116             6,958
                                               -----------       -----------       -----------
  Net premiums earned                               47,558            19,263            28,295
                                               -----------       -----------       -----------
Expenses
  Losses and loss expenses                          16,823             4,661            12,162
  Acquisition expenses                               4,928             1,909             3,019
  General and administrative expenses                5,189             2,142             3,047
                                               -----------       -----------       -----------
                                                    26,940             8,712            18,228
                                               -----------       -----------       -----------

 Underwriting income                           $    20,618       $    10,551       $    10,067
                                               ===========       ===========       ===========
 Loss ratio                                           35.4%             24.2%             11.2%
 Acquisition expense ratio                            10.4%              9.9%              0.5%
 General and administrative expense ratio             10.9%             11.1%             (0.2%)
                                               -----------       -----------       -----------
 Combined ratio                                       56.7%             45.2%             11.5%
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $    29,903       $     4,661       $    25,242

Premiums. In the nine months ended September 30, 2003, gross premiums written and acquired were $58.5 million and net premiums earned were $47.6 million compared to gross premiums written and acquired of $51.0 million and net premiums earned of $19.3 million for the same period in 2002. Policies written in this segment are written on a losses occurring basis and typically earn over the 12-month period of the contract. Premiums written and acquired in the three months ended September 30, 2003 are characterized by new business generated by Endurance U.K. which wrote no business in the nine months ended September 30, 2002. In contrast, the levels of premium written in Endurance Bermuda have reduced in the face of decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a proportion of policies not renewed due to less attractive terms. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to September 30, 2003 compared to lower levels of premium generated to September 30, 2002.

Losses and Loss Expenses. Losses and loss expenses for the nine months ended September 30, 2003 and September 30, 2002 were $16.8 million and $4.7 million, respectively. The loss ratio was 35.4% for the nine months ended September 30, 2003 and 24.2% for the same period in 2002. The increase in loss ratio is partially the result of tornado damage in the mid-west U.S. in May 2003, hurricane damage in Bermuda in September and claims related to the power outage in the north-east U.S. in August. In 2002 there was an absence of any significant loss events.

Acquisition Expenses. Acquisition expenses for the nine months ended September 30, 2003 were $4.9 million or 10.4% of net premiums earned. For the nine months ended September 30, 2002, acquisition expenses were $1.9 million or 9.9% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003 and September 30, 2002 were $5.2 million and $2.1 million, respectively. Expenditure has increased in the year in line with the growth in staffing levels.

Casualty individual risk

The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the nine months ended September 30, 2003 and 2002, respectively.

                                                     NINE MONTHS ENDED
                                              September 30,     September 30,
                                                   2003             2002              Change
                                              -------------     -------------      -----------
Revenues
  Gross premiums written and acquired          $   154,495       $    66,289       $    88,206
                                               -----------       -----------       -----------
  Net premiums written and acquired                154,495            66,289            88,206
                                               -----------       -----------       -----------
  Net premiums earned                              118,474            21,525            96,949
                                               -----------       -----------       -----------
Expenses
  Losses and loss expenses                          84,044            16,425            67,619
  Acquisition expenses                              13,505             1,894            11,611
  General and administrative expenses               11,226             2,772             8,454
                                               -----------       -----------       -----------
                                                   108,775            21,091            87,684
                                               -----------       -----------       -----------
 Underwriting income                           $     9,699       $       434       $     9,265
                                               ===========       ===========       ===========

 Loss ratio                                           70.9%             76.3%             (5.4%)
 Acquisition expense ratio                            11.4%              8.8%              2.6%
 General and administrative expense ratio              9.5%             12.9%             (3.4%)
                                               -----------       -----------       -----------
 Combined ratio                                       91.8%             98.0%             (6.2%)
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $   118,001       $    16,425       $   101,576

Premiums. During the nine months ended September 30, 2003, gross premiums written and acquired were $154.5 million and net premiums earned were $118.5 million compared to gross premiums written and acquired of $66.3 million and net premiums earned of $21.5 million for the same period in 2002. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically 12-month periods. Premiums written and acquired have increased in the year as a result of the market conditions together with an expanded staff that the Company has put in place to take advantage of the underwriting opportunities. The increase in premiums earned is a result of the earning of premiums that have been written over the twelve months leading up to September 30, 2003 compared to the shorter period of premium generation for the majority of 2002 policies.

Losses and Loss Expenses. Losses and loss expenses for the nine months ended September 30, 2003 and September 30, 2002 were $84.0 million and $16.4 million, respectively. The loss ratio was 70.9% for the nine months ended September 30, 2003 and 76.3% for the same period in 2002. The Company has received only a limited number of notices of potential losses for this segment, none of which has reached a level which would result in our paying a claim. Accordingly, the losses and loss expenses were established by the Company's actuaries based on historical industry loss data and program-specific loss information. The lower than anticipated levels of reported losses relating to the 2002 underwriting year has resulted in favorable adjustments to the prior period reserves and a reduction in the loss ratio.

Acquisition Expenses. Acquisition expenses for the nine months ended September 30, 2003 were $13.5 million or 11.4% of net premiums earned compared to $1.9 million and 8.8% for the nine months ended September 30, 2002. The lower acquisition expenses in the prior period resulted from this business segment having been in the early stages of underwriting activity and therefore, having not yet established a typical expense ratio.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003 and September 30, 2002 were $11.2 million and $2.8 million, respectively. This increase is due to the staff increases in this segment which have culminated in a headcount of 25 at September 30, 2003 compared to just 7 staff at September 30, 2002. General and administrative expenses as a percentage of net premiums earned has decreased as premiums have increased significantly.

Aerospace and Other Specialty Lines

The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the nine months ended September 30, 2003 and 2002, respectively.

                                                     NINE MONTHS ENDED
                                              September 30,     September 30,
                                                   2003             2002              Change
                                              -------------     -------------      -----------
Revenues
  Gross premiums written and acquired          $   263,448       $    68,943       $   194,505
                                               -----------       -----------       -----------
  Net premiums written and acquired                263,448            68,943           194,505
                                               -----------       -----------       -----------
  Net premiums earned                              123,407            22,384           101,023
                                               -----------       -----------       -----------
Expenses
  Losses and loss expenses                          89,042            12,646            76,396
  Acquisition expenses                              21,197             3,611            17,586
  General and administrative expenses               12,227             2,901             9,326
                                               -----------       -----------       -----------
                                                   122,466            19,158           103,308
                                               -----------       -----------       -----------

 Underwriting income                           $       941       $     3,226       $    (2,285)
                                               ===========       ===========       ===========

 Loss ratio                                           72.2%             56.5%             15.7%
 Acquisition expense ratio                            17.2%             16.1%              1.1%
 General and administrative expense ratio              9.9%             13.0%             (3.1%)
                                               -----------       -----------       -----------
 Combined ratio                                       99.3%             85.6%             13.7%
                                               -----------       -----------       -----------

 Reserve for losses and loss expenses          $   124,725       $    12,447       $   112,278

Premiums. In the nine months ended September 30, 2003, gross premiums written and acquired were $263.5 million and net premiums earned were $123.4 million compared to gross premiums written and acquired of $68.9 million and net premiums earned of $22.4 million for the same period in 2002. The increase in gross premiums written and acquired was in large part due to the acquisition of the in-force reinsurance business of HartRe which contributed $77.2 million in aerospace premiums written and acquired and $80.0 million in other specialty accounts. The remaining increase in premiums written and acquired was due primarily to the Company's expansion of its existing aerospace underwriting. The growth in premiums earned is a result of the earning of premiums that have been written since the inception of the Company given that 83.4% of premiums were written on a policies attaching basis and are typically earned over a 24-month risk period.

Losses and Loss Expenses. Losses and loss expenses for the nine months ended September 30, 2003 and September 30, 2002 were $89.0 million and $12.7 million, respectively. The loss ratio was 72.2% for the nine months ended September 30, 2003 and 56.5% for the same period in 2002. The increased loss ratio in 2003 is primarily due to two satellite related losses.

Acquisition Expenses. Acquisition expenses for the nine months ended September 30, 2003 were $21.2 million or 17.2% of net premiums earned. For the nine months ended September 30, 2002, acquisition expenses were $3.6 million or 16.1% of net premiums earned.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2003 and September 30, 2002 were $12.2 million and $2.9 million, respectively. Expenditure has increased in the year in line with the growth in underwriting activity and ultimately, staffing levels. However, the general and administrative expense ratio has decreased as premiums earned have increased significantly.

Significant transactions and events

On August 27, 2003, the "lock-up" agreements entered into by the Company, its directors and executive officers, all of its warrant holders and certain of its current shareholders expired. The lock-up agreements were entered into with the lead underwriters of the Company's initial public offering and required bound parties to refrain from selling the Company's ordinary shares.

On August 22, 2003, Kenneth J. LeStrange, Chairman of the Board of Directors, President and Chief Executive Officer, purchased 50,000 ordinary shares of the Company for an aggregate purchase price of $1,000,000, pursuant to the terms of the employment agreement between the Company and Mr. LeStrange. On the same date, Mr. LeStrange purchased an additional 4,400 ordinary shares in the open market at prevailing market prices.

On August 20, 2003, the Company repurchased 750,000 of its ordinary shares at $27.06 per share. The closing market price per share on August 19, 2003 was $27.90.

On August 8, 2003, the Company and its lenders amended the three-year term loan facility and amended the letter of credit and revolving credit facility. The amendments extended the letter of credit and revolving credit facility for an additional year, increased the size of the letter of credit and revolving credit facility to $500 million and revised certain representations and covenants in the three-year term loan facility and the letter of credit and revolving credit facility. The letter of credit and revolving credit facility now expires on August 11, 2004, at which point any revolving credit balance will be converted into a six-month term loan. The amended agreements contain certain covenants including requirements that debt, as defined in the agreements, to shareholders' equity does not exceed a ratio of 0.35:1; consolidated tangible net worth must exceed $1.0 billion; and the Company's unencumbered cash and investment grade assets must exceed the greater of $400 million or outstanding debt and letters of credit. The lenders under the amended letter of credit and revolving credit facility are JPMorgan Chase Bank, Bank One, Bank of Bermuda, Bank of New York, Bank of Nova Scotia, Barclays Bank, Comerica Bank, Commerzbank, Credit Lyonnais, Deutsche Bank, Fleet National Bank, Goldman Sachs, ING Bank, Lloyds TSB, Merrill Lynch, Royal Bank of Scotland and Wachovia Bank. The administrative agent under the amended letter of credit and revolving credit facility is JPMorgan Chase Bank.

On May 28, 2003, A.M. Best upgraded the financial strength rating of Endurance's operating subsidiaries from "A-" (Excellent) to "A" (Excellent) and on June 5, 2003 Standard & Poor's assigned a financial strength rating to Endurance's operating subsidiaries of "A-" (Strong). A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). Standard & Poor's maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). The rating "A" (Excellent) by A.M. Best is the third highest of fifteen rating levels, and "A-" (Strong) by Standard & Poor's is the seventh highest of twenty-one rating levels. The objective of A.M. Best's and Standard & Poor's rating systems is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. Our ratings reflect A.M. Best's and Standard & Poor's opinions of our financial strength, the ratings are not evaluations directed to investors in our ordinary shares or class A shares and are not recommendations to buy, sell or hold our ordinary shares or class A shares.

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

At September 30, 2003, the majority of the in-force contracts acquired had not yet come up for renewal, and as such, amounts potentially payable to HartRe based on renewals were not yet determinable. The profitability component of the contingent payments will not be determinable until further maturation of the 2003 accident year results on the business acquired from HartRe. Any such contingent amounts will be recorded in the period in which they are determined to be payable.

On March 5, 2003, the Company consummated the initial public offering of its ordinary shares, $1.00 par value per share. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. All of the ordinary shares were sold by the Company and there were no selling shareholders in the offering. The aggregate net proceeds to the Company from the offering were $201.5 million after deducting an aggregate of $15.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.8 million in other direct expenses incurred in connection with the offering.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2003, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $271 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

We have agreed with the New York Insurance Department not to take a dividend from Endurance U.S. until December 2004 without prior regulatory approval. Endurance U.K. is subject to significant regulatory restrictions limiting its ability to pay dividends. Accordingly, we do not currently intend to seek a dividend from Endurance U.K.

Our aggregate invested assets as of September 30, 2003 totaled $2.4 billion compared to aggregate invested assets of $1.7 billion as of December 31, 2002. The increase in invested assets since December 31, 2002 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income and proceeds from the initial public offering, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, and general and administrative expenses paid. Total net cash flow from operating activities from December 31, 2002 through September 30, 2003 was approximately $674.1 million.

In accordance with the terms of our term loan facility, we prepaid $50.6 million of the outstanding principal on our term loan facility on March 5, 2003 with a portion of the proceeds from our initial public offering of our ordinary shares. In addition, we made a further scheduled principal payment of $38.4 million on our term loan facility on September 26, 2003. Our remaining term loan borrowings are subject to principal payments of $76.8 million in September, 2004 and $26.2 million in September, 2005. Our term loan borrowings currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 0.875%: 2.0625% per annum.

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

Reserve for losses and loss expenses

As of September 30, 2003, the Company had accrued losses and loss expense reserves of $673.9 million. This amount represents the Company's actuarial best estimate of the ultimate liability for payment of losses and loss expenses. During the nine month period ended September 30, 2003, the Company paid losses and loss expenses of $47.4 million.

As of September 30, 2003, the Company had been notified of only a relatively small number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expected a limited number of the claims to penetrate layers in which we provide coverage.

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

      -     the inability to renew business previously underwritten or acquired;

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

Item 4. Controls and Procedures

In October 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

(c)   Use of Proceeds

On March 5, 2003, the Company consummated the initial public offering of its ordinary shares, $1.00 par value per share. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement on Form S-1 (Registration No. 333-102026) that was declared effective by the Securities and Exchange Commission on February 27, 2003. Of the ordinary shares registered under the Registration Statement, 9,600,000 were sold at a price to the public of $23.00 per share. All of the ordinary shares were sold by the Company and there were no selling shareholders in the offering. The offering terminated without the sale of 1,440,000 ordinary shares registered on the Registration Statement. The aggregate gross proceeds from the ordinary shares sold by the Company were $220.8 million. The estimated aggregate net proceeds to the Company from the offering were approximately $201.5 million after deducting an aggregate of $15.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.8 million in other direct expenses incurred in connection with the offering.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

      (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

             Exhibit
              Number                      Description
              ------                      -----------

              10.1 Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd.

              31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

              31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

              32 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

             Date of Report                 Item Reported
             --------------                 -------------

            July 29, 2003         This issuance by the company of the press
                                  release and related investor financial
                                  supplement reporting the Company's results for the quarter ended June 30, 2003.

            August 20, 2003       The repurchase by the Company of 750,000 if
                                  its outstanding ordinary shares owned by Teachers Insurance and Annuity Association of
                                  America.

            September 4, 2003     The slides from the presentation by management
                                  to investors at the Keefe, Bruyette, & Woods
                                  Inc. 2003 Insurance Conference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2003         By: /s/ Kenneth J. LeStrange
                                    --------------------------------------------
                                 Kenneth J. LeStrange
                                 Chairman of the Board, Chief Executive Officer, President


Date: November 14, 2003          By: /s/ James R. Kroner
                                    --------------------------------------------
                                 James R. Kroner
                                 Chief Financial Officer (Principal Financial
                                 Officer and Principal Accounting Officer)