Form 10-K
period 2003-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2004-03-12
CIK 1179755

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


       /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003,

 or

       / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         Commission file number 1-31599

                        ENDURANCE SPECIALTY HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)

        Bermuda                                            98-0392908
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

                                 Wellesley House
                                90 Pitts Bay Road
                             Pembroke HM 08, Bermuda
         (Address of principal executive offices, including postal code)

       Registrant's telephone number, including area code: (441) 278-0400

                            Securities registered pursuant to Section 12(b) of
the Act:

                                                     Name of Each Exchange
            Title of Each Class                       on Which Registered
  -------------------------------------         --------------------------------
           Ordinary Shares, par                      New York Stock Exchange
           value $1.00 per share

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes / / No /x/

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2003, was $1,907,862,750.

As of March 5, 2004, 63,915,000 ordinary shares were outstanding.

Certain portions of the registrant's definitive proxy statement relating to its 2004 annual general meeting of shareholders are incorporated by reference into
Part III of this report and certain portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts II and IV of this report.

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                                Table of Contents

                                                                                                               Page
Item Number
                                     PART I

1.   Business.....................................................................................................4
2.   Properties..................................................................................................48
3.   Legal Proceedings...........................................................................................48
4.   Submission of Matters to a Vote of Security Holders.........................................................48

                                     PART II

5.   Market for the Registrant's Ordinary Shares and Related Shareholder Matters.................................49
6.   Selected Financial Data.....................................................................................50
7.   Management's Discussion and Analysis of Financial Condition and Results of Operation........................50
7A.  Quantitative and Qualitative Disclosures about Market Risk..................................................50
8.   Financial Statements and Supplementary Data.................................................................51
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................51
9A.  Controls and Procedures.....................................................................................51


                                    PART III

10.  Directors and Executive Officers of the Registrant..........................................................52
11.  Executive Compensation......................................................................................52
12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters..............52
13.  Certain Relationships and Related Transactions..............................................................52
14.  Principal Accountant Fees and Services......................................................................53


                                     PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................................54


                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       Some of the statements under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K may include forward-looking statements which reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general and the insurance and reinsurance sectors specifically, both as to underwriting and investment matters. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

       All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

       o the effects of competitors' pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products;

       o      the impact of acts of terrorism and acts of war;

       o      the effects of terrorist related insurance legislation and laws;

       o greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

       o decreased level of demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

       o the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

       o      uncertainties in our reserving process;

       o Endurance Specialty Holdings Limited ("Endurance Holdings") or Endurance Specialty Insurance Limited ("Endurance Bermuda") becomes subject to income taxes in the United States or the United Kingdom;

       o changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

       o acceptance of our products and services, including new products and services;

       o the inability to renew business previously underwritten or acquired;

       o changes in the availability, cost or quality of reinsurance or retrocessional coverage;

       o      loss of key personnel;

       o      political stability of Bermuda;

       o      changes in accounting policies or practices; and

       o changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

       The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 1. Business
Overview

       Endurance Holdings is a holding company domiciled in Bermuda. Through our operating subsidiaries based in Bermuda, the United Kingdom and the United States, we focus on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. We define specialty lines as those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. Our portfolio of specialty lines of business is organized into the following segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk and aerospace and other specialty lines.

       We seek to create a portfolio of specialty lines which are profitable and have limited correlation with one another. We believe that a well constructed portfolio of diversified risks will produce less volatile results than each of the individual lines of business independently, allow for greater capital efficiency and provide a superior risk-adjusted return on capital. We identify and underwrite attractive insurance and reinsurance business through our experienced underwriting staff and apply a centralized quantitative framework of risk analysis across all of our business segments. We produce our business through the leading worldwide insurance and reinsurance brokers and intermediaries.

       We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. Initial investors in Endurance Bermuda included Aon Corporation ("Aon"), Zurich Financial Services Group ("Zurich"), Thomas H. Lee Partners, L.P., Texas Pacific Group, Capital Z Financial Services Fund II, L.P., Perry Capital, Metro Center Investments Pte Ltd., General Motors Asset Management, Lightyear Capital, Credit Suisse First Boston Private Equity, Golden Gate Capital, Reservoir Capital and TIAA CREF. Since our inception in December, 2001, we have been able to achieve significant success in the development of our business. Our accomplishments include:

       o building our business from a startup in 2001 to $1.6 billion in gross premiums and $263.4 million in net income for the year ended December 31, 2003;

       o generating an 18.4% return on average equity for the year ended December 31, 2003;

       o      successfully launching multiple specialty business segments;

       o      building a substantial client base around the world;

       o recruiting a highly experienced management team and building a staff of approximately 250;

       o licensing insurance subsidiaries in Bermuda, the United Kingdom and the United States;

       o acquiring renewal rights to the property catastrophe business of LaSalle Re Limited ("LaSalle");

       o acquiring renewal rights to the majority of the reinsurance business of The Hartford Fire Insurance Company and HartRe Company, L.L.C. (collectively, "HartRe");

       o establishing a $192 million multi-year term loan facility and a $108 million one-year revolving credit facility that was expanded to a $500 million letter of credit and revolving credit facility; and

       o successfully completing our initial public offering in February 2003 and obtaining a NYSE listing.

       Current conditions in the global insurance and reinsurance markets continue to present an attractive opportunity for us to deploy our capital. Many global property and casualty insurers and reinsurers are currently experiencing significantly reduced capital resulting from several years of excessively competitive pricing, expanding coverage terms, significant increases in losses from asbestos liability, under-reserving and poor investment performance. In addition, Standard & Poor's and A.M. Best have lowered the financial strength ratings of a significant number of reinsurers in 2002 and 2003, further reducing available reinsurance capacity with sufficient financial security.

   Endurance Specialty Insurance Ltd. ("Endurance Bermuda")

       Endurance Bermuda was incorporated on November 30, 2001. Endurance Bermuda is registered with the Bermuda Monetary Authority ("BMA") as a Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA require Endurance Bermuda to maintain minimum levels of statutory capital, statutory capital and surplus, and liquidity to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. Endurance Bermuda, headquartered in Pembroke, Bermuda, focuses on property and casualty insurance and reinsurance business that is of a low frequency, high severity nature. Endurance Bermuda is headed by Thomas D. Bell.

   Endurance Worldwide Insurance Limited ("Endurance U.K.")

       Endurance U.K. was incorporated on April 10, 2002. On December 4, 2002, Endurance U.K. was authorized by the FSA to begin writing certain lines of insurance and reinsurance in the United Kingdom. Endurance U.K., which is headquartered in London, is able to operate throughout the European Union, subject to compliance with certain notification requirements of the FSA and in some cases, certain local regulatory requirements, and will focus on the origination of property and casualty insurance and reinsurance from non-North American markets. We have capitalized Endurance U.K. with(pound)100 million of initial capital. Endurance U.K. is headed by Mark W. Boucher.

   Endurance Reinsurance Corporation of America ("Endurance U.S.")

       Endurance U.S. was incorporated on September 5, 2002. On December 18, 2002, Endurance U.S. received a license in the State of New York from the New York Department to conduct business as a property and casualty reinsurer. Certain reinsurance business, known as working layer, is characterized by higher frequency and lower severity of losses as compared to the type of reinsurance business targeted by Endurance Bermuda. We believe that this business, which requires a higher degree of client contact including underwriting, claims, actuarial and accounting reviews, would be difficult to underwrite from a Bermuda location. Endurance U.S. focused on such working layer business and provides us with access to classes of reinsurance business and types of reinsurance clients which we would not otherwise be able to effectively access from Bermuda. We initially capitalized Endurance U.S. with $336 million in equity capital and during 2003 added an additional $135 million of equity capital. Endurance U.S. is headed by William M. Jewett.

   Endurance Services Limited ("Endurance Services")

       Endurance Services was incorporated on January 12, 2004. Endurance Services has been established to provide administrative support to and to improve operational efficiencies among Endurance Bermuda, Endurance U.S. and Endurance U.K. Endurance Services is headed by Steven W. Carlsen.

Our Competitive Strengths

       We believe certain characteristics distinguish us from our competitors, including:

       o Extensive Specialized Underwriting and Risk Management Capabilities. We have made significant investments in our technical capabilities, including hiring 103 experienced underwriters and an actuarial, risk analysis and modeling staff of 28.

       o Underwriting and Risk Management Discipline. We remain highly selective in our underwriting approach. All of our underwriting activity is supported by detailed, upfront pricing analyses through which we seek to limit our exposure to any single contract and any single geographic or catastrophic peril. In 2003, despite significant expansion of our business, we provided insurance quotes on 36.7% of the 8,637 submissions we received. Our quotation rate in 2002 was similar to that in 2003.

       o Experienced Management Team. Our senior management team averages over 20 years of experience in the insurance and reinsurance industry and participates in our stock-based compensation plan that ties compensation to the achievement of goals aligned with those of our shareholders.

       o Strong Market Relationships. The underwriting expertise and extensive industry relationships previously developed by our senior management team and underwriters have allowed us to quickly establish our presence in the global insurance and reinsurance markets. We have strong relationships with major insurance and reinsurance brokers, including: Aon, Marsh, Willis, Benfield and Towers Perrin. In the year ended December 31, 2003, we wrote business with more than 1,150 clients.

       o Bermuda-Based Operations. Bermuda is our principal base of operations. As one of the leading centers of the global insurance industry, Bermuda provides us with ready access to clients who increasingly seek Bermuda-based capacity to meet their insurance and reinsurance needs. Bermuda also has a well developed network of insurance and reinsurance brokers, an experienced pool of employees with significant insurance expertise and a responsive regulatory environment which allows for rapid innovation in insurance and reinsurance products.

       o Conservative Investment Policy. We have a conservative investment policy aimed at minimizing the volatility of our investment results. At December 31, 2003, 100% of our invested assets were held in cash and cash equivalents and fixed maturity securities, 87% of which were rated AAA and 100% were rated A or better, with an average duration of 3.08 years.

       o Excellent Financial Strength. The Company's operating subsidiaries are rated "A" (Excellent) by A.M. Best and "A-" (Strong) by Standard & Poor's. We were one of a small number of companies to be upgraded by A.M. Best in 2003 when we received an upgrade to "A" ("Excellent"). These ratings reflect A.M. Best's and Standard & Poor's opinions of our financial strength and are not applicable to the ordinary shares of the Company are not recommendations to buy, sell or hold such shares.

       o Unencumbered Capital Base. At December 31, 2003, we had total shareholders' equity capital of approximately $1.6 billion. As a recently formed company, we are unencumbered by any historical losses relating to asbestos liabilities, the World Trade Center tragedy and other pre-December 31, 2001 liability exposures currently affecting many of our competitors. By choosing to form and license new subsidiaries rather than assuming unknown liabilities through the acquisition of existing licensed "shell" companies, we have no risk that loss reserve development relating to historical exposures prior to our formation will negatively impact our future financial results. We believe that our unencumbered capital will allow us to distinguish ourselves from many of our competitors and help to attract clients who are seeking long- term financial stability from their insurers and reinsurers.

Business Strategy

       Our goal is to generate a superior long-term return on capital by leveraging our competitive strengths and successfully executing our strategy.

       The key elements of our strategy are:

       o Maintain a Portfolio of Profitable Specialty Lines. We believe there are significant opportunities in a number of lines of business in the current market environment. We participate in those specific specialty lines that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We intend to use our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times.

       o Utilize Monoline Level of Expertise in Each Line of Business. We have formed teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by a senior executive and is supported by highly experienced underwriting personnel who are specialists in their unique business line.

       o Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We license a broad array of catastrophe modeling products available from EQE, AIR and RMS. We have also launched our own proprietary underwriting risk management system and have built a proprietary suite of individual contract, portfolio, capital allocation and market risk management and price monitoring tools around this system. We proactively monitor market trends to look for competitive threats to the lines of business in which we are operating as well as analyze potential new lines that may provide attractive opportunities.

              We require significant amounts of data in our underwriting process. All major accounts are underwritten with dedicated actuarial involvement. We avoid writing business for which we believe sufficient underwriting data is not available, and therefore, to date have written no qualifying quota shares and only a limited amount of retrocessional business. We also limit the use of retrocessional protection, relying upon our underwriting analysis and portfolio diversification for risk management purposes.

       o Maintain an Efficient Expense Structure. We believe an efficient expense structure will allow us to produce more profitable results and more easily deploy our resources to those lines of business that become more attractive as market conditions change. Several factors contribute to our low cost structure, including our utilization of variable cost brokerage distribution, our presence in the Bermuda market which targets large insurance and reinsurance programs for clients, our current emphasis on high severity, low frequency lines which can be underwritten by relatively small teams, and our centralized risk management structure which limits redundant expenses and systems.

       o Proactively Manage Our Capital Base. We actively manage our capital by allocating resources to underwriting opportunities which we believe will offer the highest risk-adjusted return on capital. Over the long term, we will seek to return excess capital to our shareholders rather than use excess capital to underwrite business at unattractive pricing levels. We have already undertaken a number of capital management initiatives including two acquisitions at prices which were accretive to our earnings, selective repurchases of our ordinary shares on favorable terms, and the payment of shareholder dividends.

Business Segments

       Our commitment to specialized underwriting requires market knowledge, analytic capabilities and experience more typically found in monoline companies. Accordingly, we have organized our company by business segment, under the direction of managers for each line of business who are recognized leaders in their respective fields. We support these managers with centralized and state of the art analytic expertise and technology. Our six business segments and the related gross premiums written and acquired for the year ended December 31, 2003 are as follows:

                                                    Gross Premiums
                                                 Written and Acquired   % of
   Business Segment                                   (in millions)     Total
   --------------------                          --------------------  --------
   Property Per Risk Treaty Reinsurance..........    $   469.3           29.3%
   Property Catastrophe Reinsurance..............        183.6           11.4
   Casualty Treaty Reinsurance...................        390.3           24.4
   Property Individual Risk......................         85.9            5.4
   Casualty Individual Risk......................        214.4           13.4
   Aerospace and Other Specialty Lines...........        258.5           16.1
                                                    ------------       ------
   Total.........................................    $ 1,602.0          100.0%
                                                    ===========        ======

These segments and their associated lines of business are described in greater detail below.

       Property Per Risk Treaty Reinsurance. Our Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. This segment is comprised of a diversified portfolio of property per risk reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients and including both personal lines and commercial exposures (principally covering buildings, structures, equipment, contents and time element coverages). Loss exposures in this segment include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. This segment is comprised of proportional and excess of loss reinsurance agreements. Our current mix of business, as measured by gross premiums written during the year ended December 31, 2003, is approximately 75% excess of loss and 25% proportional. Currently, 82% of the exposures reinsured in this segment are in the United States, although we expect this percentage to gradually decline as we expand our activities in Europe and the United Kingdom through Endurance U.K. The remaining reinsured risks represent worldwide exposures, including the United States. This segment is underwritten by Endurance U.S., Endurance U.K. and Endurance Bermuda. We currently have 20 underwriters dedicated to this segment.

       Because the reinsurance contracts written in this segment are exposed to losses on an individual policy basis, we underwrite and price the agreements based on anticipated claims frequency. We use actuarial techniques to examine our ceding companies' underwriting results as well as the underwriting results from the ceding companies with comparable books of business and pertinent industry results. These experience analyses are compared against actuarial exposure analyses to refine our pricing assumptions. Our pricing also takes into account our variable and fixed expenses and our assessment of an appropriate return on the capital required to support each individual contract relative to our portfolio of risks.

       Reinsurance contracts that provide coverage through individual underlying insurance policies may contain significant risk of accumulation of exposures, both to natural and other perils. Our underwriting process explicitly recognizes these exposures. Natural perils, such as windstorm, earthquake and flood, are analyzed through our catastrophe modeling systems. Other perils, such as fire and terrorism events, are considered on a contract-by-contract basis and monitored for cumulative aggregate exposure. All of our excess of loss agreements have occurrence limits and many have limited reinstatement rights. Proportional contracts can be particularly prone to accumulations of exposure and losses in catastrophic events. Most of our proportional contracts in force at December 31, 2003 are also subject to occurrence limits. The only exceptions made to our occurrence limits requirements are a result of explicit approval by executive management and have been based on complete and ongoing disclosures by our ceding companies of the underlying policies. We do not currently write any qualified quota share agreements emanating from Lloyd's or the London market.

       This business segment operates as a subscription market, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers. Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing and terms and conditions. Our maximum capacity on any one program is $30 million on any one risk and our average commitment has been approximately $6 million.

       Our Property Per Risk Treaty Reinsurance business is produced principally by Aon, Benfield, Willis and Marsh. Our principal competitors in this segment include Arch Capital Group Ltd. ("Arch"), Converium Holding AG ("Converium"), GeneralCologne Re ("General Re"), Montpelier Re Holdings Ltd. ("Montpelier Re"), Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft ("Munich Re"), PartnerRe Ltd. ("PartnerRe"), Transatlantic Reinsurance Company ("Transatlantic Re") and XL Capital Ltd ("XL").

       Property Catastrophe Reinsurance. Our Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The principal perils in our portfolio include hurricane, typhoon, earthquake, flood, tornado, hail and fire. This segment is comprised of reinsurance contracts which incur losses only when events occur that impact more than one risk or insured. Coverage for other perils may be negotiated on a case-by-case basis. Protection under property catastrophe treaties is provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure. This business is only underwritten by Endurance Bermuda. We have 19 underwriters dedicated to this segment.

       We have licensed catastrophe modeling software from all of the principal firms, including EQE, RMS and AIR. These software tools use exposure data provided by our ceding company clients to simulate catastrophic losses. We have high standards for the quality and level of detail of such exposure data and have an expressed preference for data at the zip code or postal code level. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and effectively surcharged for increased uncertainty. Our commitment to detailed exposure data precludes significant involvement as a retrocessionaire in the current market. To date, less than 5% of the gross written premiums in this segment have been derived from other reinsurers, with over 95% coming from the catastrophe programs of insurance companies.

       Data output from the software described above is incorporated in a proprietary model for multiple purposes. First, the data output is used to estimate the amount of reinsurance premium that is required to pay the long-term expected losses under the proposed contracts. Second, the data output is used to estimate correlation among the contracts we have written. The degree of correlation is used to estimate the incremental capital required to support our participation on each proposed contract, allowing us to calculate a return on consumed capital. Finally, the data output is used to monitor and control the Company's cumulative exposure to individual perils across all of our businesses.

       Our pricing of property catastrophe reinsurance contracts is based on a combination of modeled loss estimates, actual ceding company loss history, surcharges for potential unmodeled exposures, fixed and variable expense estimates and profit requirements. The profit requirements are based on incremental capital usage estimates described above and the Company's required return on consumed capital.

       Similar to the Property Per Risk Treaty Reinsurance segment, the Property Catastrophe Reinsurance market operates on a subscription basis with all subscribing reinsurers participating at substantially the same pricing, terms and conditions. Our average attachment point is approximately $215 million. Generally, our maximum capacity on any one program is $30 million per event.

       Our property catastrophe business is diversified geographically. As of December 31, 2003, approximately 54% of our property catastrophe premium was associated with exposures in the United States and the remainder from over 20 other countries around the world. Our principal exposures outside the United States are in the United Kingdom, Europe, Australia, Canada and Japan. Our estimates of exposures to the major perils in each of these territories are provided in the "Risk Management" section below.

       Our Property Catastrophe Reinsurance business is produced primarily by Aon, Marsh, Willis and Benfield. Our principal competitors in this segment include ACE Limited ("ACE"), Arch, AXIS Specialty Limited ("AXIS"), IPC Holdings Ltd. ("IPC"), Montpelier Re, PartnerRe, Renaissance Re Holdings Ltd. ("Renaissance Re") and XL.

       Casualty Treaty Reinsurance. Our Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. Approximately 80% of the exposures are in the United States, with the remainder representing worldwide risks, including the United States. The exposures that we reinsure include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. We write severity oriented casualty treaty business such as clash and high excess workers' compensation in Endurance Bermuda. Most other casualty treaty business is underwritten by Endurance U.S. We do not currently write casualty treaty business in Endurance U.K. We have 19 underwriters dedicated to this segment.

       Our customer base includes national, regional and specialty insurance companies. Due to the potential for long claims payment patterns in the underlying business, we target ceding companies with strong financial positions. We look for sophisticated actuarial capabilities, the demonstrated ability to monitor and react to shifts in pricing levels and coverage changes, experienced claims management capabilities and substantial net retentions from our clients. We also favor companies and management teams that have worked through prior property and casualty insurance market cycles.

       The maximum capacity available for casualty treaty programs that are exposed to loss by individual policy limits is $30 million, but we rarely allocate capacity over $15 million. Our average capacity commitment in this segment as of December 31, 2003 was approximately $3 million per program.

       Our Casualty Treaty Reinsurance business is produced primarily by Aon, Marsh, Willis and A.J. Gallagher. Our principal competitors in this segment are American Re, Converium, General Re, Munich Re, Swiss Reinsurance Company ("Swiss Re"), Transatlantic Re and XL.

       Property Individual Risk. Our Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. We underwrite property individual risk business at Endurance Bermuda and Endurance U.K. We have 22 underwriters specializing in property individual risk.

       Our risks in this business segment are all well diversified across a range of industries. These industries include real estate, retail, manufacturing, chemicals, financial, utilities, telecommunications, construction and civil engineering, municipalities/institutional properties and other industries.

       As of December 31, 2003, approximately 64% of the insured risks were located in the United States and the remainder in the rest of the world, including worldwide exposures which include U.S. based risks. We expect the proportion of business written outside of the United States to increase as we expand our capabilities in Endurance U.K. Approximately 91% of the business in this segment is written on an excess of loss basis and 9% is written on a proportional basis. The proportional policies are typically written with large deductibles or self-insured retentions.

       Our average attachment point overall is approximately $100 million. We offer gross limits capacity of up to $50 million on any one risk. We limit these lines to no more than $15 million on any one risk on risks located in active catastrophe zones. To date, our average participation has been approximately $17 million on any one risk.

       Our Property Individual Risk business is produced primarily by Marsh, Aon and Jardine Lloyd Thompson. Our competitors in this segment include a large number of insurance and reinsurance companies. Among our most frequent competitors are ACE, Allianz AG ("Allianz"), Allied World Assurance Company Ltd. ("AWAC"), Arch, FM Global, Montpelier Re, Munich Re, Swiss Re, XL and Zurich.

       Casualty Individual Risk. Our Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This segment is comprised of three lines of business:
Excess Casualty Insurance, Professional Lines Insurance and Healthcare. For the year ended December 31, 2003, these lines of business represented approximately 33%, 19% and 48% of the gross written premiums for this segment, respectively. This segment is only underwritten by Endurance Bermuda. We have 28 dedicated underwriters who specialize in Excess Casualty, Professional Lines or HealthCare.

       The Excess Casualty Insurance line of business provides third party liability insurance for a wide range of industry groups. Our clients are typically Fortune 1000 companies with sophisticated risk management practices who generally retain large portions of their own risk and purchase large insurance limits. Our target clients within this group are in strong financial positions, have formal, well-developed risk management programs and proactive claims detection and management procedures. As of December 31, 2003, approximately 20% of our insured risks in this line of business were solely located in the United States and the remainder represented worldwide exposures, including the United States.

       Our minimum attachment point for the Excess Casualty Insurance line of business is $25 million and our average attachment point is approximately $115 million. In all cases, we carefully review and approve our policy forms and endorsements to ensure we are fully comfortable with the scope of coverage we provide. Our maximum line in this category is $50 million, although we only occasionally exceed $25 million, and only do so with explicit approval of executive management. Our average line is approximately $28 million.

       The business in the Excess Casualty Insurance line of business is produced primarily by Marsh, Aon and Jardine Lloyd Thompson. Our principal competitors in this line of business include ACE, Arch, AWAC, Lloyd's of London ("Lloyd's"), Starr Excess Liability Insurance Company, Ltd ("Starr Excess"), XL and Zurich.

       Our Professional Lines Insurance line of business includes a limited range of products: directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance. Our clients include both for-profit and non-profit entities. We target clients with strong, stable financial positions, paying particular attention to liquidity, solvency margins and profitability. As of December 31, 2003, approximately 9% of our insured risks in this line of business were located within the United States, with the remainder representing worldwide risks, including the United States.

       We require a minimum attachment point of $25 million and our average attachment point has been approximately $155 million. We have maximum limits capacity of up to $25 million and an average limit of $15 million on any one risk. Business in this segment is written almost exclusively on a claims-made basis and all of the business is written on an excess of loss basis.

       Our Professional Lines Insurance business is produced primarily by Aon, Jardine Lloyd Thompson and Marsh. Our principal competitors in this line of business include ACE, Arch, AWAC, The Chubb Corporation, Lloyd's, Starr Excess, XL and Zurich.

       Our Healthcare business is focused on one narrow niche within the medical professional liability market: hospital malpractice insurance. Within this market, we target large institutional healthcare providers such as hospital groups, university teaching hospitals and integrated healthcare delivery systems. We do not work with smaller entities having 250 beds or less, nor do we seek risks that are principally from long-term-care facilities. We do not insure stand-alone individual physicians, physician groups, or other healthcare professionals. We estimate that the large institutional healthcare niche currently represents approximately $800 million in annual premiums for the industry. As of December 31, 2003, all of our healthcare insureds were based in the United States.

       All of the business in our Healthcare line of business is written on an excess of loss basis. Our average attachment point is approximately $25 million. All of this business is written on a claims-made basis. We do not write any multi-year policies, or programs with profit sharing or swing-rating plans. Our average program participation is approximately $25 million.

       Our principal underwriting considerations from this line of business are based on evaluations of risk management policies and procedures, historical claims activity, current exposures and operating jurisdictions. Pricing is determined based on account-specific experience and exposure ratings. We incorporate the insight that we have gained from a proprietary database of over 400,000 hospital claims.

       Our Healthcare business is produced primarily by Marsh, Aon, Jardine Lloyd Thompson and A.J. Gallagher.

       Our principal competitors in this line of business are American International Group, Inc., CNA Financial Corporation, Employers Reinsurance Corporation and Zurich.

       Aerospace and Other Specialty Lines. Our Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance Aerospace lines, and to a lesser extent, of unique opportunities, including a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others.

       Our Aerospace line is comprised of aviation and space business. The aviation business includes hull, aircraft liability and aircraft products coverages. Currently, approximately 30% of the exposures insured in this line of business are in the United States with the remainder being distributed throughout the world, including the United States. We write these exposures both as insurance and reinsurance, with the reinsurance written both in the form of facultative reinsurance and treaty reinsurance. In all cases, we track our exposures by original insured in order to monitor our maximum exposures by major airline and by major manufacturer. We currently do not write hull war risk, primary general aviation business or workers' compensation for this category.

Our average attachment point is $6 million. Our average commitment has been approximately $4 million per program.

       Our expertise in the aviation category stems from an extensive database of historical aviation claims and program structures. Individual account decisions are based on a combination of qualitative evaluations of the risk management programs of the original insureds and quantitative examinations of our clients' track records and the records of peer and comparable operations.

       The space business includes satellite launch and in-orbit coverage. We have chosen to write space business through industry recognized leaders, and currently support three organizations on a treaty reinsurance basis only.

       Our Aerospace business is produced primarily by Aon, Marsh and Willis. Our principal competitors in this line of business are Converium, Hannover Ruckversicherungs-Aktiengesellschaft and Lloyd's.

       Our remaining business in this segment represents a variety of contracts which were underwritten utilizing the expertise of our senior underwriting staff. These contracts are those that do not fit with our other segments. The largest of these programs was a $51.9 million treaty for workers' compensation coverages which was acquired as part of the Hart Re transaction and was not intended to be renewed.

       Our Special Accounts business is produced primarily by Aon, Marsh, Willis and Benfield.

       In December 2003, we announced that we are expanding our lines of business to include accident reinsurance and marine and energy.

Distribution

       We are a broker-market participant and conduct business almost exclusively through insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense which would be incurred in creating wholly owned distribution networks.

       Aon is our largest distributor of our reinsurance lines while Marsh is our largest distributor of our insurance lines. A breakdown of our distribution by broker is provided in the table below.

                                                    Percentage of Gross
                                                    Premiums Written for
                                                       the Year Ended
        Broker                                      December 31, 2003 (1)
        --------                                   ----------------------
        Aon....................................              29.4 %
        Marsh..................................              26.7
        Willis.................................              21.1
        Benfield...............................               6.1
        Towers Perrin..........................               2.9
        All Other..............................              13.8
                                                            -------
           Total...............................             100.0 %
                                                            =======
----------
(1) Excludes gross premiums acquired from HartRe.

Claims Management

       We have received a moderate number of reported claims resulting in a total of $162.5 million in case specific reserves on our balance sheet at December 31, 2003. Notwithstanding the moderate claims activity to date, we have a process in place for identifying, tracking and settling potential claims. The responsibilities of the claims department include reviewing loss reports, monitoring claims handling activities of ceding companies, requesting additional information where appropriate, establishing initial case reserves including determining whether the client's reported losses are sufficient and approving payment of individual claims. We have established authority levels for all individuals involved in the reserving and settlement of claims. We have a total claims staff of 11.

       When we receive notification of a potential claim, a member of our staff logs the potential claim into our systems. An initial review is conducted by the underwriter and underwriting manager responsible for the program in coordination with our claims department. Once the validity of the given claim is established, responsibility for management of the claim is transferred to our claims department. As the claim develops, the claims department is empowered to draw on those resources, both internal and external, it deems appropriate to settle the claim appropriately. To date, the Company has worked to establish a network of external legal and claims experts to augment our own in-house team.

       In addition to managing reported claims and conferring with ceding companies on claims matters, the claims department conducts periodic audits of specific claims and the overall claims procedures of our reinsurance clients at the offices of ceding companies. Through these audits, we are able to evaluate ceding companies' claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

Reserve for Losses and Loss Expenses

       We are required by applicable insurance laws and regulations and U.S. GAAP to establish reserves for losses and loss expenses that arise from our products. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and loss reserves prudently after reflecting all information known to us as of the date they are recorded.

       The Company uses statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. The period of time from the reporting of a loss to the Company and the settlement of the Company's liability may be several years. During this period additional facts and trends will be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves.

       Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation by the Company of losses resulting from catastrophic events based upon its own historical claim experience is inherently difficult because of the Company's short operating history and the potential severity of property catastrophe claims. Therefore, the Company utilizes commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

       To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed regularly, and such adjustments, if any, are recorded in earnings in the periods in which they are determined. Our losses and loss expense reserves are reviewed annually by our outside actuarial specialists.

       While management believes that it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

Underwriting and Risk Management

       Internal underwriting controls are exercised through Kenneth J. LeStrange, our Chief Executive Officer. Underwriting authority is delegated to the managers of our lines of business and to underwriters in accordance with prudent practice and an understanding of each individual's capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These letters contain our operating guidelines, a description of the analytic process to be followed, referral requirements broken down by sources of business, terms and conditions, situations and the limits capacity and annual premium for any one contract. Our profitability guidelines are attached to each such letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, by line of business. Our profitability guidelines are regularly reviewed to reflect changes in market conditions, interest rates, capital structure and market-expected returns.

       We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

       o We will underwrite and accept only those risks we know and understand;

       o We will perform our own independent pricing or risk review on all risks we accept; and

       o We will accept only those risks that are expected to earn a level of profit commensurate with the risk they present.

       Before we review any program proposal, we consider the appropriateness of the client, including the quality of its management and its risk management strategy. In addition, we require each program to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered. We further request information on the client's loss history for the perils being reinsured, together with relevant underwriting considerations. If a program meets the preceding underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives.

       It is our corporate objective to limit the risk of a significant loss on an economic basis, which includes limiting premiums and reinstatement premiums from a one in one hundred year series of catastrophic events to no more than 25% of our total capital.

       To achieve the above objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

       Our proprietary systems include those for modeling risks associated with property catastrophe, hospital professional liability, aviation, property individual risk and workers' compensation business, various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risk on a contract by contract basis across the Company's lines of business.

       We have fully integrated our internal actuarial staff into the underwriting and decision making process. We use in-depth actuarial and risk analysis to evaluate and approve all contracts prior to any authorization. In addition to internal actuaries and risk professionals, we make use of outside consultants as necessary to develop the appropriate analysis for pricing. We require significant amounts of data from our clients and turn down business in which we feel the data provided to us is insufficient for us to make an appropriate analysis.

       To monitor the catastrophe and correlation risk of our direct property and treaty property business, we have subscribed to and utilize natural catastrophe modeling tools from EQE, RMS and AIR. We take an active role in the evaluation of these commercial catastrophe pricing models, providing feedback to the modeling companies to improve the efficiencies of these models. We also supplement the model output in certain territories with the results of our proprietary models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio.

       Separate from our natural catastrophe exposed businesses, we underwrite and accept casualty and specialty insurance and reinsurance business. We apply the same standards with respect to actuarial and risk analysis to these businesses using commercial data and models licensed from the Insurance Services Office, Inc. ("ISO"), the National Council on Compensation Insurance, Inc. ("NCCI"), the Reinsurance Association of America ("RAA"), A.M. Best, Airclaims Ltd., Bloomberg, and various professional service firms. As with our natural catastrophe exposed businesses, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.

       In addition to the above technical and analytical practices, our underwriters use a variety of means, including specific contract terms, to manage the Company's exposure to loss. These include occurrence limits, aggregate limits, reinstatement provisions and loss ratio caps. Additionally, underwriters use appropriate exclusions, terms and conditions to further eliminate particular risks or exposures that our underwriting team deems to be significant. Accordingly, our Bermuda underwriting location provides us with a particular advantage in this regard because there are no limitations upon our use of coverage restrictions in insurance policies.

Investments

       We follow an investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims. In determining our investment decisions, we consider the impact of various catastrophic events, particularly those to which our insurance and reinsurance portfolio may be exposed, on our invested assets to protect our financial position. As of December 31, 2003, our portfolio consisted of high investment grade rated, liquid, fixed maturity securities of short to medium term duration. We currently have no investments in equity securities, less than investment grade securities, real estate, or other classes of alternative investments.

       As of December 31, 2003, our aggregate invested assets totaled approximately $2.7 billion. Invested assets have grown significantly as a result of strong operating cash flow. Invested assets include cash and cash equivalents and fixed maturity securities managed by our investment managers. The portfolio is managed by two professional management firms in accordance with investment guidelines set by the investment committee of our Board of Directors. The average credit quality of our investments is AAA/Aaa, with no investments in securities rated below A-/A3 as determined by S&P and Moody's Investor Services ("Moody's") respectively. Short-term instruments must be rated a minimum of A-1/P-1. The target duration is 3.0 years and the portfolio has an income versus total return orientation. At December 31, 2003, the average duration of our invested assets was 3.08 years. There have been no credit losses to date. At December 31, 2003, there were $26.2 million of net unrealized gains in the portfolio.

       The following table sets forth the types of securities in our fixed maturity portfolio, excluding cash equivalents and short term securities, and their fair values and amortized costs as of December 31, 2003:


                                                    Amortized   Unrealized    Unrealized      Fair
Type of Investment                                    Cost         Gains        Losses        Value
-------------------                               ------------  -----------  ----------- ------------
                                                                  (in thousands)
U.S. government and agencies.....................   $  862,945     $ 8,969     $(2,029)   $  869,885
Non U.S. government securities...................      216,469       2,231      (2,477)      216,223
Corporate securities.............................      344,575      12,304      (1,732)      355,147
Mortgage-backed securities.......................      764,457       8,497      (2,687)      770,267
Asset-backed securities..........................      308,706       3,875        (794)      311,787
                                                    ----------     -------     -------    ----------
Total............................................   $2,497,152     $35,876     $(9,719)   $2,523,309
                                                    ==========     =======     =======    ==========

       U.S. Government and Agencies. U.S. government and agency securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, and the Federal National Mortgage Association ("Fannie Mae").

       Non U.S. government securities. Non U.S. government securities represent the fixed income obligations of non U.S. governmental entities.

       Corporate Securities. Corporate securities are comprised of bonds issued by corporations rated A-/A3 or higher and are diversified across a wide range of issuers and industries. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in the Company's portfolio represented 0.5% of total invested assets at December 31, 2003. We actively monitor our corporate credit exposures and have had no realized credit related losses to date. Our investment guidelines call for the sale of any bond which becomes rated less than the lower of A- or A3 from S&P or Moody's.

       Mortgage-Backed Securities. Mortgage-backed securities are purchased to diversify our portfolio risk characteristics from primarily corporate credit risk to a mix of credit risk and cash flow risk. The majority of the mortgage-backed securities in our investment portfolio have relatively low cash flow variability.

       The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. Our active monitoring of our mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations. Our mortgage-backed securities are principally comprised of AAA-rated pools of residential mortgages originated by Fannie Mae and the Government National Mortgage Association.

       Asset-Backed Securities. Asset-backed securities are purchased both to diversify the overall risks of our fixed maturity portfolio and to provide attractive returns. Our asset-backed securities are diversified both by type of asset and by issuer and are comprised of AAA-rated bonds backed by pools of automobile loan receivables and credit card receivables originated by a variety of financial institutions.

       The principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders and corporate obligors. Capital market risks include the general level of interest rates and the liquidity for these securities in the market place.

       The investment ratings (provided by major rating agencies) for fixed maturity securities held as of December 31, 2003 and the percentage of our total fixed maturity securities they represented at such date were as follows:

        Ratings                                     Fair Value      Percentage
        --------                                   ------------     -----------
                                                   (in thousands)
        U.S. government and government
          agencies..............................     $  869,885        34.5%
        AAA/Aaa.................................      1,303,447        51.7%
        AA/Aa...................................         89,668         3.5%
        A/A.....................................        260,309        10.3%
                                                     ----------       ------
        Total...................................     $2,523,309       100.0%
                                                     ==========      =======

       The maturity distribution for fixed maturity securities held as of December 31, 2003 was as follows:

        Maturity                                                                   Amortized Cost      Fair Value
        ----------                                                                ------------------  ------------
                                                                                            (in thousands)
        Due within one year....................................................    $    65,187       $     65,768
        Due after one year through five years..................................        891,142            902,815
        Due after five years through ten years.................................        387,089            392,931
        Due after ten years....................................................         80,571             79,741
        Mortgage-backed securities.............................................        764,457            770,267
        Asset-backed securities................................................        308,706            311,787
                                                                                  ------------       ------------
        Total..................................................................    $ 2,497,152       $  2,523,309
                                                                                  ============       ------------

       Our investment returns for the year ended December 31, 2003 were as follows (in thousands):

        Net investment income............................      $ 71,010
        Net realized gains on sales of investments.......         5,718
        Net decrease in unrealized gains.................       (22,225)
                                                              ----------
        Total net investment return......................      $ 54,503
                                                              ----------

       Our investment committee establishes investment guidelines and supervises our investment activity. The investment committee regularly monitors our overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports our overall investment results to the board of directors. Our investment guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries. Currently our investment guidelines restrict the purchase of financial futures, options, swaps, and other derivatives for investment purposes, subject to approval of our investment committee and our board of directors. Our investment managers may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon the business we have written, the currency in which our loss reserves are denominated on our books or regulatory requirements.

       We have engaged our investment managers to provide investment advisory and management services. We have agreed to pay investment management fees based on the month-end market values held under their respective custody. The fees, which vary depending on the amount of assets under management, are included in net investment income. These agreements may be terminated by either party upon 30 days written notice. In the year ended December 31, 2003, we incurred investment management fees of $2.3 million.

Ratings

       Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best assigned to Endurance Bermuda, Endurance U.K. and Endurance U.S. a financial strength rating of "A" (Excellent) and Standard & Poor's assigned a financial strength rating to Endurance Bermuda, Endurance U.K. and Endurance U.S. of "A-" (Strong). A.M. Best upgraded our rating from "A-" to "A" in May 2003, making us one of a small number of companies to receive an upgrade during the year. Of 124 ratings actions by A.M. Best in the period from September 11, 2001 to December 29, 2003, Endurance was one of only six companies worldwide to receive a ratings upgrade by A.M. Best. The objective of A.M. Best's and Standard & Poor's rating systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best's and Standard & Poor's opinions of Endurance Bermuda's, Endurance U.K.'s and Endurance U.S.'s initial capitalization, performance, management and sponsorship, and are not applicable to the Company's ordinary shares and are not a recommendation to buy, sell or hold such shares. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation), and includes 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A-" (Excellent). Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated an excellent ability to meet their obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. The rating "A" (Excellent) by A.M. Best is the third highest of 15 rating levels (the rating of "S" (Suspended) is considered a rating category but not a rating level). Standard & Poor's maintains a letter rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). Within these categories, "AAA" (Extremely Strong) is the highest, followed by "AA+", "AA" and "AA-" (Very Strong) and "A+", "A" and "A-" (Strong). Publications of Standard & Poor's indicate that the "A+", "A" and "A-" ratings are assigned to those companies that, in Standard & Poor's opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. These ratings may be changed, suspended, or withdrawn at the discretion of Standard & Poor's. The rating "A-" (Strong) by Standard & Poor's is the seventh highest of twenty-one rating levels.

Competition

       The insurance and reinsurance industries are mature and highly competitive. Insurance and reinsurance companies compete on the basis of many factors, including premium charges, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and reputation and experience in the particular risk to be underwritten.

       We expect to compete directly with numerous other parties, including established global insurance and reinsurance companies, other start-up insurance and reinsurance entities, as well as potential capital markets and securitization structures aimed at managing catastrophe and other risks.

       Many of these entities have significantly larger amounts of capital and more employees than the Company.

Employees

       As of March 5, 2004, we had 252 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

                                  RISK FACTORS

       Before investing in our ordinary shares you should carefully consider the following risk factors and all other information set forth in this Annual Report on Form 10-K. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our ordinary shares to decline. You could lose all or part of your investment.

                         Risks Relating to Our Business

Since we have a limited operating history, it is difficult to predict our future performance.

       Our Bermuda insurance subsidiary, Endurance Bermuda, was formed on November 30, 2001 and began operations on December 17, 2001. Endurance Holdings was formed on June 27, 2002. Endurance U.S. was formed on September 5, 2002 and received a license to write certain lines of reinsurance business in the State of New York from the New York State Department of Insurance (the "New York Department") on December 18, 2002. Endurance U.K. was formed on April 10, 2002 and on December 4, 2002 was authorized by the United Kingdom's Financial Services Authority ("FSA") to begin writing certain lines of insurance and reinsurance in the United Kingdom and European Union. As a result, there is limited historical financial and operating information available to help you evaluate our past performance or to make a decision about an investment in our ordinary shares. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. These new companies must successfully develop business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other steps necessary to conduct their intended business activities. As a result of these risks, it is possible that we may not be successful in implementing our business strategy or in completing the development of the infrastructure necessary to run our business. In addition, because of our limited operating history, our historical financial results may not accurately predict our future performance. As a result of industry factors or factors specific to us, we may have to alter our anticipated methods of conducting our business, such as the nature, amount and types of risks we assume.

If actual claims exceed our reserve for losses and loss expenses, our financial condition and results of operations could be adversely affected.

       Our success depends upon our ability to accurately assess the risks associated with the businesses that we insure or reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined continually in an ongoing process as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Moreover, these uncertainties are greater for insurers like us than for insurers with a longer operating history because we do not yet have an established loss history. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate.

       To the extent we determine that actual losses and loss expenses exceed our expectations and reserves recorded in our financial statements, we will be required to immediately increase reserves. This could cause a material reduction in our profitability and capital. The number and size of reported claims that we have received to date have been moderate, resulting in $162.5 million in case reserves on our balance sheet at December 31, 2003. In the future, the number of claims could increase, and their cumulative size could exceed our loss reserves.

As a property and property catastrophe insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.

       Our property and property catastrophe insurance and reinsurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan and earthquakes in California and the New Madrid region of the United States. The loss experience of property catastrophe insurers and reinsurers has generally been characterized as low frequency but high severity in nature. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our unearned premium and loss reserves will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted. See "Business -- Underwriting and Risk Management."

As a property and casualty insurer and reinsurer, we could face losses from war, terrorism and political unrest.

       We may have substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that our loss reserves will be inadequate to cover these risks. Although we generally exclude acts of terrorism from insurance policies and reinsurance treaties where practicable, we also provide coverage in circumstances where we believe we are adequately compensated for assuming such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate completely our exposure to terrorist acts and thus it is possible that these acts will have a material adverse effect on us.

The risks associated with property and casualty reinsurance underwriting could adversely affect us.

       Because we participate in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates, we could face significant losses on these contracts.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

       Our contracts are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year's contracts. If actual renewals do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a large number of reinsurance contracts are subject to renewal.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or on our results of operations.

       We seek to limit our loss exposure by writing many of our insurance and reinsurance contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event and prudent underwriting guidelines for each program written. In the case of proportional treaties, we seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. Most of our direct liability insurance policies include maximum aggregate limitations. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and whether a policy falls within particular zone limits. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition and our results of operations, possibly to the extent of eliminating our shareholders' equity.

Since we are dependent on key executives, the loss of any of these executives or our inability to retain other key personnel could adversely affect our business.

       Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. Although we are not aware of any planned departures, we rely substantially upon the services of Kenneth J. LeStrange, our Chief Executive Officer, President and Chairman of the board of directors, Steven W. Carlsen, Chairman of Endurance U.S. and President of Endurance Services, and James R. Kroner, our Chief Financial Officer. Each of Messrs. LeStrange, Carlsen and Kroner have employment agreements with the Company. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

       We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. All of our 48 Bermuda-based professional employees who require work permits, including Messrs. LeStrange and Kroner, have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual. None of our current Bermuda employees for whom we have applied for a work permit have been denied. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

A decline in the financial strength ratings of Endurance Bermuda, Endurance U.K. or Endurance U.S. could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

       Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best assigned to Endurance Bermuda, Endurance U.K. and Endurance U.S. a financial strength rating of "A" (Excellent) and Standard & Poor's assigned a financial strength rating to Endurance Bermuda, Endurance U.K. and Endurance U.S. of "A-" (Strong). The objective of A.M. Best's and Standard & Poor's rating systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best's and Standard & Poor's opinions of Endurance Bermuda's, Endurance U.K.'s and Endurance U.S.'s initial capitalization, performance, management and sponsorship, and are not applicable to the Company's ordinary shares and are not a recommendation to buy, sell or hold such shares. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation), and includes 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A-" (Excellent). Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. The rating "A" (Excellent) by A.M. Best is the third highest of 15 rating levels (the rating of "S" (Suspended) is considered a rating category but not a rating level). Standard & Poor's maintains a letter rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). Within these categories, "AAA" (Extremely Strong) is the highest, followed by "AA+", "AA" and "AA-" (Very Strong) and "A+", "A" and "A-" (Strong). Publications of Standard & Poor's indicate that the "A+", "A" and "A-" ratings are assigned to those companies that, in Standard & Poor's opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. These ratings may be changed, suspended, or withdrawn at the discretion of Standard & Poor's. The rating "A-" (Strong) by Standard & Poor's is the seventh highest of twenty-one rating levels.

       If Endurance Bermuda's, Endurance U.K.'s or Endurance U.S.'s rating is reduced from its current level by A.M. Best or Standard & Poor's, our competitive position in the insurance and reinsurance industry would suffer, and it would be more difficult for us to market our products. A downgrade could result in a significant reduction in the number of insurance and reinsurance contracts we write and in a substantial loss of business as client companies, and brokers that place such business, move to other competitors with higher ratings.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

       Endurance Holdings is a holding company and, as such, has no substantial operations of its own. Dividends and other permitted distributions from insurance subsidiaries are expected to be Endurance Holdings' primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends, if any, to shareholders. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by Endurance Bermuda unless certain regulatory requirements are met. The inability of Endurance Bermuda to pay dividends in an amount sufficient to enable Endurance Holdings to meet its cash requirements at the holding company level could have a material adverse effect on its operations. In addition, Endurance U.K. and Endurance U.S. are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. We therefore do not expect to receive dividends from either of those subsidiaries for the foreseeable future.

       Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares and make other payments. Under the Bermuda Companies Act 1981, as amended (the "Companies Act"), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, our credit facilities prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. For a discussion of the legal limitations on our subsidiaries' ability to pay dividends to Endurance Holdings and of Endurance Holdings to pay dividends to its shareholders, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.".

The cost of reinsurance security arrangements may materially impact our margins.

       As a Bermuda reinsurer, Endurance Bermuda is required to post collateral security with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusted assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $470 million in letters of credit under the Company's letter of credit and revolving credit facility that expires on August 6, 2004. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.

       Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which could have a material adverse effect on our profitability.

The right of certain significant investors to designate a majority of our directors may prevent or frustrate attempts by shareholders to replace or remove the current management of the Company.

       As of March 5, 2004, our founding shareholders beneficially own ordinary shares aggregating approximately 68% of the equity interest in our ordinary shares on a fully diluted basis assuming the full exercise of all vested share options, restricted share units and warrants exercisable for ordinary shares or class A shares. Certain of our significant investors have contractual rights to nominate designees as candidates for election to our board of directors and select from our directors members of committees of our board of directors, and have so designated seven of our existing eleven directors.

       As a result of their ownership position and contractual rights, our significant investors and their board representatives, independently and voting together with our other existing shareholders, will have the ability to significantly influence matters requiring shareholder approval, including, without limitation, the election of directors and amalgamations, consolidations and sales of all or substantially all of our assets.

The commercial and investment activities of our significant investors may lead to conflicts of interest.

       Certain of our significant investors engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We derive a significant portion of our business through reinsurance relationships and other arrangements in which Aon, one of the selling shareholders, has acted as a broker or insurance or reinsurance intermediary. Due to Aon's investment in us and their involvement in our formation, it is possible that certain brokers and intermediaries that compete with Aon will perceive a conflict of interest in our relationships with Aon and may, therefore, be hesitant to present insurance and reinsurance proposals and opportunities to us. As of March 5, 2004, Aon held approximately 19.4% of our outstanding ordinary shares on a fully diluted basis.

       Some of our significant investors or their affiliates have sponsored, and may in the future sponsor, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which, together with our significant investors, may compete with us. Certain of our significant investors and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us.

Profitability may be adversely impacted by inflation.

       The effects of inflation could cause the cost of claims from catastrophes or other events to rise in the future. Our reserve for losses and loss expenses includes assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

Our investment performance may affect our financial assets and ability to conduct business.

       We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which currently consists of fixed maturity securities. Our income derived from our invested assets was $76.7 million or 29.1% of our net income for the year ended December 31, 2003. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Additionally, with respect to certain investments, we are subject to pre-payment or reinvestment risk.

       With respect to our longer-term liabilities, we strive to structure our investments in a manner that recognizes our liquidity needs for our future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general and specific liability profile. However, if our liquidity needs or general and specific liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in that manner. The market value of our fixed maturity investments will be subject to fluctuation depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

       Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed and trades are made to balance our exposure to interest rates. However, a significant increase in interest rates could have a material adverse effect on our book value.

We may be adversely affected by foreign currency fluctuations.

       We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2003, approximately 9% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars ("Major Currencies"). We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.

       We periodically buy and sell Major Currencies or investment securities denominated in Major Currencies in an attempt to match our non-U.S. dollar assets to our related non-U.S. dollar liabilities. We have no currency hedges in place; however, as part of our matching strategy, we consider the use of hedges when we become aware of probable significant losses that will be paid in non-U.S. currencies. However, it is possible that we will not successfully match our exposures or structure the hedges so as to effectively manage these risks.

We may require additional capital in the future which may not be available or only available on unfavorable terms.

       Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the ordinary shares offered hereby. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

       We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. In the year ended December 31, 2003, our top five brokers represented approximately 86% of our gross premiums written, excluding gross premiums acquired in the HartRe transaction. See "Business -- Distribution". One of those brokers, Aon, is currently one of our investors. Affiliates of two of these brokers, Marsh and Benfield, have also co-sponsored the formation of other Bermuda reinsurers that may compete with us, and these brokers may decide to favor the reinsurers they sponsored over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

       In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that the Company writes, it is highly likely that the Company will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. To date we have not experienced any losses related to such credit risks.

The effects of emerging claim and coverage issues on our business are uncertain.

       As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

       Recent examples of emerging claims and coverage issues include:

       o larger settlements and jury awards for professionals and corporate directors and officers covered by professional liability and directors' and officers' liability insurance; and

       o a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices related to the conduct of our business.

       The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.

We operate in a highly competitive environment which could adversely impact our operating margins.

       The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers. For information regarding competition in each of our business segments, see "Business -- Business Segments." Many of our competitors have greater financial, marketing and management resources. A number of newly-organized, Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

       Further, insurance/risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance or reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

       o several new insurance and reinsurance companies have been formed and capitalized in excess of $500 million since September 2001 and a number of these companies compete with us in the same markets;

       o legislative mandates for insurers to provide certain types of coverage in areas where we or our ceding clients do business, such as the mandated terrorism coverage in the Terrorism Risk Insurance Act of 2002, could eliminate the opportunities for us to write those coverages; and

       o programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other "alternative markets" types of coverage could eliminate the opportunities for us to write those coverages.

       In addition, insurance companies that merge may be able to enhance their negotiating position when buying reinsurance and may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

       New competition from these developments could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse affect on our growth and profitability.

Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditure; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

       The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission ("Commission") and the NYSE, have required, and will require, changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. Compliance with Section 404 of the Sarbanes-Oxley Act is required by December 31, 2004. In the event that we are unable to achieve compliance with the Sarbanes-Oxley Act of 2002 and related rules, it may have a material adverse effect on us.

The historical cyclicality of the property and casualty reinsurance industry may cause fluctuations in our results.

       Historically, property and casualty reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary property and casualty insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although rates for many products have generally increased since our formation, and remain above our benchmark rates, the supply of reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing reinsurers, which may cause prices to decrease. We are beginning to see more competition across many of the lines of business in which we participate. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insurers may affect the cycles of the reinsurance business significantly, and we expect to experience the effects of such cyclicality.

Acquisitions or strategic investments that we made or may make could turn out to be unsuccessful.

       As part of our strategy, we have pursued and may continue to pursue growth through acquisitions and/or strategic investments in new businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs.

        Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

       General. Our insurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and fines and other sanctions, which could have a material adverse effect on our business. See "Regulatory Matters."

       Endurance Bermuda. Endurance Bermuda is a registered Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA require Endurance Bermuda to maintain minimum levels of statutory capital, statutory capital and surplus, and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict Endurance Bermuda's ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

       Endurance Bermuda does not maintain a principal office, and its personnel do not solicit, advertise, settle claims or conduct other activities that may constitute the transaction of the business of insurance or reinsurance, in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Endurance Bermuda does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to Endurance Bermuda's insurance or reinsurance activities may still be raised in the future.

       The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws regulating offshore insurers or reinsurers could have a material adverse effect on our business.

       Endurance U.K. On December 4, 2002, Endurance U.K. received authorization from the FSA to begin writing certain lines of insurance and reinsurance in the United Kingdom. As an authorized insurer in the United Kingdom, Endurance U.K. is able to operate throughout the European Union, subject to compliance with certain notification requirements of the FSA and in some cases, certain local regulatory requirements. As an FSA authorized insurer, the insurance and reinsurance businesses of Endurance U.K. are subject to close supervision by the FSA. During 2004, the FSA will strengthen its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction and will place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. Though, in many respects, the 2004 changes in the FSA's requirements amplify existing FSA principles and rules and codify good business practice, certain of these changes, and any new guidance given by the FSA, may have an adverse impact on the business of Endurance U.K.

       In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom is largely formed by E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Endurance U.K. operates. A general review of E.U. insurance solvency directives is currently in progress and may lead to changes such as increased minimum capital requirements. Before this, however, the FSA has proposed to introduce new enhanced capital requirements ("ECR") for insurers and reinsurers which will include capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA has already adopted an informal approach of encouraging companies to hold at least twice the current EU minimum. In addition, the FSA is proposing to give guidance regularly to insurers under "individual capital assessments", which may result in guidance that a company should hold in excess of the ECR. These changes may increase the required regulatory capital of Endurance U.K.

       Endurance U.S. Endurance U.S. is organized in and licensed to write certain lines of reinsurance business in the State of New York and, as a result, is subject to New York law and regulation under the supervision of the Superintendent of Insurance of the State of New York. The New York Superintendent also has regulatory authority over a number of affiliate transactions between Endurance U.S. and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. insureds and U.S. ceding insurance companies, not our shareholders. Among other matters, state insurance regulations require Endurance U.S. to maintain minimum levels of capital, surplus and liquidity, require Endurance U.S. to comply with applicable risk-based capital requirements and impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Endurance U.S. to write new business or distribute assets to Endurance Holdings.

       In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners ("NAIC"), which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

       For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This has increased underwriting capacity for certain of our competitors as a result of the Act's requirement that coverage for terrorist acts be offered by insurers. To date, this law has resulted in an increase of certain terrorism coverages which we are required to offer. We have taken steps to provide that our insurance operations are able to receive the benefit of this law. We are currently unable to predict the extent to which the foregoing new initiative may affect the demand for our products or the risks which may be available for us to consider underwriting.


                Risks Related to Ownership of Our Ordinary Shares

Future sales of ordinary shares may affect their market price.

       We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our ordinary shares and may make it more difficult for you to sell your ordinary shares at a time and price which you deem appropriate. As of March 5, 2004, 63,915,000 ordinary shares were outstanding and an additional 9,418,077 common shares were issuable upon the full exercise or conversion of outstanding vested options, warrants and restricted share units.

       In connection with an exchange offer in July of 2002 with all of our existing shareholders at the time, we granted rights to such shareholders to require us to register their ordinary shares under the Securities Act of 1933, as amended ("Securities Act") for sale into the public markets pursuant to a registration rights agreement, dated as of July 22, 2002.

There are provisions in our charter documents that may reduce or increase the voting rights of our ordinary shares.

       As used in this Annual Report on Form 10-K, all references to "bye-laws" refer to the amended and restated bye-laws of Endurance Holdings. The bye-laws generally provide that any shareholder owning, directly, indirectly or, in the case of any U.S. Person, by attribution, more than 9.5% of our ordinary shares will have the voting rights attached to such ordinary shares reduced so that it may not exercise more than 9.5% of the total voting rights. The reduction in votes is generally to be applied proportionately among all shareholders who are members of the first shareholder's "control group." A "control group" means, with respect to any person, all shares directly owned by such person and all shares directly owned by each other shareholder any of whose shares are included in the "controlled shares" of such person. "Controlled shares" means all ordinary shares that a person is deemed to own directly, indirectly (within the meaning of Section 958(a) of the Internal Revenue Code of 1986, as amended (the "Code")) or, in the case of a U.S. Person, constructively (within the meaning of
Section 958(b) of the Code). A similar limitation is to be applied to shares held directly by members of a "related group." A "related group" means a group of shareholders that are investment vehicles and are under common control and management. Any reduction in votes will generally be allocated proportionately among members of the shareholder's "control group" or "related group," as the case may be. The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Endurance Holdings who were not members of these groups so long as such reallocation does not cause any person to become a 9.5% shareholder.

       Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. The bye-laws of Endurance Holdings provide that shareholders will be notified of their voting interests prior to any vote to be taken by the shareholders.

       As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding ordinary shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, the reallocation of your votes could result in your becoming subject to filing requirements under Section 16 of the Exchange Act.

       The Company also has the authority to request information from any shareholder for the purpose of determining whether a shareholder's voting rights are to be reallocated pursuant to the bye-laws. If a shareholder fails to respond to a request for information from the Company or submits incomplete or inaccurate information (after a reasonable cure period) in response to a request, the Company, in its reasonable discretion, may reduce or eliminate the shareholder's voting rights.

Provisions of Endurance Holdings' bye-laws may restrict the ability to transfer shares of Endurance Holdings.

       Endurance Holdings' board of directors may decline to register a transfer of any ordinary shares if the relevant instrument of transfer (if any) is in favor of five persons or more jointly or is not properly executed, the transferred shares are not fully paid shares or if the transferor fails to comply with all applicable laws and regulations governing the transfer.

A shareholder may be required to sell its shares of Endurance Holdings.

       Endurance Holdings' bye-laws provide that we have the option, but not the obligation, to require a shareholder to sell its ordinary shares for their fair market value to us, to other shareholders or to third parties if we determine, based on the written advice of legal counsel, that failure to exercise our option would result in adverse tax consequences to us or certain U.S. Persons as to which the shares held by such shareholder constitute controlled shares. In the latter case, our right to require a shareholder to sell its ordinary shares to us will be limited to the purchase of a number of ordinary shares that will permit avoidance of those adverse tax consequences.

A shareholder may be required to indemnify us for any tax liability that results from the acts of that shareholder.

       Our bye-laws provide certain protections against adverse tax consequences to us resulting from laws that apply to our shareholders. If a shareholder's death or non-payment of any tax or duty payable by the shareholder, or any other act or thing involving the shareholder, causes any adverse tax consequences to us, (i) the shareholder (or his executor or administrator) is required to indemnify us against any tax liability that we incur as a result, (ii) we will have a lien on any dividends or any other distributions payable to the shareholder by us to the extent of the tax liability, and (iii) if any amounts not covered by our lien on dividends and distributions are owed to us by the shareholder as a result of our tax liability, we have the right to refuse to register any transfer of the shareholder's shares.

There are regulatory limitations on the ownership and transfer of our ordinary shares.

       Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company. We have received from the BMA their permission for the issue and free transferability of the Company's ordinary shares, as long as the shares are listed on the NYSE, to and among persons who are non-residents of Bermuda for exchange control purposes. In addition, we will deliver to and file a copy of this Annual Report on Form 10-K with the Registrar of Companies in Bermuda in accordance with Bermuda law. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this Annual Report on Form 10-K.

       The Financial Services and Markets Act 2000 ("FSMA") regulates the acquisition of "control" of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired "control" for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of more than 10% of our ordinary shares would therefore be considered to have acquired "control" of Endurance U.K. Under the FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA's prior approval. The FSA would then have three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application would constitute a criminal offense.

       State laws in the United States also require prior notices or regulatory agency approval of changes in control of an insurer or its holding company. The insurance laws of the State of New York, where Endurance U.S. is domiciled, provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the New York Superintendent. Any purchaser of 10% or more of our ordinary shares could become subject to such regulations and could be required to file certain notices and reports with the New York Superintendent prior to such acquisition.

U.S. persons who own our ordinary shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

       The Companies Act, which applies to Endurance Holdings and Endurance Bermuda, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. In order to highlight those differences, set forth below is a summary of certain significant provisions of the Companies Act, including, where relevant, information on Endurance Holdings' bye-laws, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to Endurance Holdings and our shareholders.

       Interested Directors. Under Bermuda law and Endurance Holdings' bye-laws, we cannot void any transaction we enter into in which a director has an interest, nor can such director be accountable to us for any benefit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In addition, Endurance Holdings' bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest, but the resolution with respect to such transactions will fail unless it is approved by a majority of the disinterested directors voting on such a transaction. Under Delaware law such transaction would not be voidable if:

       o the material facts as to such interested director's relationship or interests were disclosed or were known to the board of directors and the board had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

       o such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction were specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

       o the transaction was fair as to the corporation as of the time it was authorized, approved or ratified.

       Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

       Business Combinations with Large Shareholders or Affiliates. As a Bermuda company, Endurance Holdings may enter into business combinations with its large shareholders or one or more wholly-owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly-owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly-owned subsidiaries, without obtaining prior approval from our shareholders and without special approval from our board of directors. Under Bermuda law, amalgamations require the approval of the board of directors, and in some instances, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner which is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make such order as it sees fit, including an order regulating the conduct of the company's affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If we were a Delaware company, we would need prior approval from our board of directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Bermuda law or Endurance Holdings' bye-laws would require board approval and in some instances, shareholder approval, of such transactions.

       Shareholders' Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under Bermuda law. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in the name of a company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of Endurance Holdings' memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The successful party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with such action. Endurance Holdings' bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of Endurance Holdings, against any director or officer for any action or failure to act in the performance of such director's or officer's duties, except such waiver shall not extend to any claims or rights of action that would render the waiver void pursuant to the Companies Act, that arise out of fraud or dishonesty on the part of such director or officer or with respect to the recovery of any gain, personal profit or advantage to which the officer or director is not legally entitled.

       Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys' fees incurred in connection with such action.

       Indemnification of Directors and Officers. Under Bermuda law and Endurance Holdings' bye-laws, Endurance Holdings will indemnify its directors or officers or any person appointed to any committee by the board of directors and any resident representative (and their respective heirs, executors or administrators) against all actions, costs, charges, liabilities, loss, damage or expense, to the full extent permitted by law, incurred or suffered by such officer, director or other person by reason of any act done, conceived in or omitted in the conduct of the company's business or in the discharge of his/her duties; provided that such indemnification shall not extend to any matter involving any fraud or dishonesty on the part of such director, officer or other person. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our ordinary shares.

       Endurance Holdings' bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.

       Examples of provisions in our bye-laws that could have such an effect include:

       o election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

       o the total voting power of any shareholder owning more than 9.5% of our ordinary shares will be reduced to 9.5% of the total voting power of our ordinary shares;

       o our directors may, in their discretion, decline to record the transfer of any ordinary shares on our share register, unless the instrument of transfer is in favor of less than five persons jointly or if they are not satisfied that all required regulatory approvals for such transfer have been obtained; and

       o we have the option, but not the obligation, to require a shareholder to sell its ordinary shares to us, to our other shareholders or to third parties at fair market value if we determine, based on the advice of legal counsel, that failure to exercise our option would result in adverse tax consequences to us or certain U.S. Persons as to which the shares held by such shareholder constitute controlled shares.

It may be difficult to enforce service of process and enforcement of judgments against us and our officers and directors.

       Endurance Holdings is a Bermuda company and certain of its officers and directors are residents of various jurisdictions outside the United States. A substantial portion of its assets and its officers and directors, at any one time, are or may be located in jurisdictions outside the United States. It may be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

       We have been advised by Appleby Spurling & Kempe, our Bermuda counsel, that there is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a United States judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not United States) law.

       In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a United States federal securities law that is either penal or contrary to public policy. It is the advice of Appleby Spurling & Kempe that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda Court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.


                            Risks Related to Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our financial condition.

       The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Endurance Holdings and Endurance Bermuda an assurance that if any legislation is enacted in Bermuda that would "impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition" of any such tax will not be applicable to Endurance Holdings, Endurance Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, however, it is possible that after March 28, 2016 we may be subject to Bermuda taxes.

We and our subsidiaries may be subject to U.S. tax which may have a material adverse effect on our financial condition and results of operations.

       Endurance Holdings and Endurance Bermuda are Bermuda companies and Endurance U.K. is an English company. Endurance Holdings, Endurance Bermuda and Endurance U.K. each intends to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code, or regulations or court decisions, the Internal Revenue Service ("IRS"), might contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are/is engaged in a trade or business in the United States. If Endurance Holdings, Endurance Bermuda and/or Endurance U.K. were engaged in a trade or business in the United States, and if Endurance U.K. or Endurance Bermuda were to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business were attributable to a "permanent establishment" in the United States (or in the case of Endurance Bermuda, with respect to investment income, arguably even if such income were not attributable to a "permanent establishment"), Endurance Holdings, Endurance U.K. and/or Endurance Bermuda would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% "branch profits" tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.

       Endurance Holdings and/or any of its subsidiaries could be subject to U.S. tax on a portion of its income that is earned from U.S. sources (and certain types of foreign source income which are effectively connected with the conduct of a U.S. trade or business) if any of them are considered to be a personal holding company, or a PHC, for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares could be deemed to be owned by five or fewer individuals and the percentage of our income, or that of our subsidiaries, that consists of "personal holding company income," as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our existing shareholder base, that neither we nor any of our subsidiaries will be considered a PHC, but due to the lack of complete information regarding our ultimate share ownership, we cannot be certain that this will be the case, or that the amount of U.S. tax that would be imposed if it were not the case would be immaterial.

We and our subsidiaries may be subject to U.K. tax which may have a material adverse effect on our financial condition and results of operations.

       Endurance Holdings and Endurance Bermuda are organized in Bermuda and Endurance U.S. is a company incorporated in the United States. Accordingly, because they are not incorporated in the United Kingdom, none of Endurance Holdings, Endurance Bermuda or Endurance U.S. will be treated as being resident in the United Kingdom unless their central management and control is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. The directors of Endurance Holdings, Endurance Bermuda and Endurance U.S. intend to manage their affairs so that none of them are resident in the United Kingdom for tax purposes.

       A company not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a branch or agency in the United Kingdom but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) connected with such branch or agency. The directors of Endurance Holdings, Endurance Bermuda and Endurance U.S. intend that each will operate in such a manner that none of these companies carry on a trade through a branch or agency in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a branch or agency, the U.K. Inland Revenue might contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.S. are/is trading in the United Kingdom through a branch or agency in the United Kingdom. If Endurance U.S. were trading in the U.K. through a branch or agency and Endurance U.S. were to qualify for benefits under the applicable income tax treaty between the United Kingdom and the United States, only those profits which were attributable to a permanent establishment in the United Kingdom would be subject to U.K. corporation tax. The United Kingdom has no income tax treaty with Bermuda.

       If Endurance Holdings, Endurance Bermuda or Endurance U.S. were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or as carrying on a trade in the United Kingdom through a branch or agency, our financial condition and results of operations and your investment could be materially adversely affected.

If you acquire 10% or more of Endurance Holdings' ordinary shares, you may be subject to taxation under the "controlled foreign corporation" ("CFC") rules.

       Each "10% U.S. Shareholder" of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. A foreign corporation is considered a CFC if "10% U.S. Shareholders" own more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. For purposes of determining whether a corporation is a CFC, and therefore whether the 50% (or 25%, in the case of insurance income) and 10% ownership tests have been satisfied, "own" means owned directly, indirectly through foreign entities or is considered as owned by application of certain constructive ownership rules. Due to the anticipated dispersion of Endurance Holdings' share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its ordinary shares and authorize the board of directors to purchase such shares under certain circumstances, and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. Persons who hold ordinary shares may be subject to U.S. income taxation on their pro rata share of our "related party insurance income" ("RPII").

       If Endurance U.K.'s or Endurance Bermuda's RPII were to equal or exceed 20% of Endurance U.K.'s or Endurance Bermuda's gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares of Endurance Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of Endurance U.K.'s or Endurance Bermuda's RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. The amount of RPII earned by Endurance U.K. or Endurance Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Endurance U.K. or Endurance Bermuda or any person related to such shareholder) depends on a number of factors, including the geographic distribution of Endurance U.K.'s or Endurance Bermuda's business and the identity of persons directly or indirectly insured or reinsured by Endurance U.K. or Endurance Bermuda. Although we believe that our RPII has not in the recent past equaled or exceeded 20% of our gross insurance income, and do not expect it to do so in the foreseeable future, some of the factors, which determine the extent of RPII in any period, may be beyond Endurance U.K.'s or Endurance Bermuda's control. Consequently, Endurance U.K.'s or Endurance Bermuda's RPII could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.

       The RPII rules provide that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation's gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold) and in which U.S. Persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of ordinary shares because Endurance Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares.

U.S. Persons who hold ordinary shares will be subject to adverse tax consequences if we are considered a "passive foreign investment company" (a "PFIC") for U.S. federal income tax purposes.

       We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2003. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, it is possible that we could be deemed a PFIC by the IRS for 2003 or any future year. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.

U.S. Persons who hold ordinary shares will be subject to adverse tax consequences if we or any of our subsidiaries are considered a "foreign personal holding company" ("FPHC") for U.S. federal income tax purposes.

       Endurance Holdings and/or any of its non-U.S. subsidiaries could be considered to be a FPHC for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares could be deemed to be owned by five or fewer individuals who are citizens or residents of the United States, and the percentage of our income, or that of our subsidiaries, that consists of "foreign personal holding company income," as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our existing shareholder base, that neither we nor any of our subsidiaries are, and we currently do not expect any of them or us to become, a FPHC for U.S. federal income tax purposes. Due to the lack of complete information regarding our ultimate share ownership, however, we cannot be certain that we will not be considered a FPHC. If we were considered a FPHC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.

Changes in U.S. federal income tax law could materially adversely affect shareholders' investment.

         Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While there is no currently pending legislative proposal which, if enacted, would have a material adverse effect on us, our subsidiaries or our shareholders, it is possible that broader-based legislative proposals could emerge in the future that could have an adverse impact on us, our subsidiaries or our shareholders.

                               REGULATORY MATTERS
General

       The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory regimes. However, in the United States and in the United Kingdom licensed insurers and reinsurers must comply with financial supervision standards comparable to those governing primary insurers. Accordingly, Endurance U.S. is subject to extensive financial regulation under applicable statutes in the U.S. Endurance U.K. is licensed in the U.K. and therefore subject to U.K. regulation.

       We are aware of new legislative changes that may impact the worldwide demand for insurance and reinsurance. For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This has increased underwriting capacity for certain of our competitors as a result of it requiring that coverage for terrorist acts be offered by insurers. To date, this law has resulted in an increase of certain terrorism coverages which we are required to offer. We have taken steps to provide that our insurance operations are able to receive the benefit of this law. We are currently unable to predict the extent to which the foregoing new initiative may affect the demand for our products or the risks which may be available for us to consider underwriting.

Bermuda

       The Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), regulates the insurance business of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the BMA under the Insurance Act. Endurance Bermuda is a registered as a Class 4 insurer by the BMA; however, as a holding company, Endurance Holdings is not subject to Bermuda insurance regulations. Insurance as well as reinsurance is regulated under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

       An Insurance Advisory Committee appointed by the Bermuda Minister of Finance (the "Minister") advises the BMA on matters connected with the discharge of the BMA's functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA.

       The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

       The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Endurance Bermuda, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Endurance Bermuda is not licensed to carry on long-term business.

Cancellation of Insurer's Registration

       An insurer's registration may be canceled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

       An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda's principal office is its executive offices in Hamilton, Bermuda, and Endurance Bermuda's principal representative is James
R. Kroner. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to BMA is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable "event."

Independent Approved Auditor

       Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Endurance Bermuda, are required to be filed annually with the BMA. Endurance Bermuda's independent auditor must be approved by the BMA and may be the same person or firm that audits Endurance Holdings' consolidated financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist

       As a registered Class 4 insurer, Endurance Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. David S. Cash, a Fellow of the Casualty Actuaries Society, our Chief Actuary and our Chief Risk Officer, has been approved to act as Endurance Bermuda's loss reserve specialist.

Statutory Financial Statements

       An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act, which financial statements, in the case of the Company, will be prepared in accordance with U.S. GAAP. As a general business insurer, Endurance Bermuda is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by BMA.

Annual Statutory Financial Return

       Endurance Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

       Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Endurance Bermuda, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

Endurance Bermuda:

       1. is required, with respect to its general business, to maintain a minimum solvency margin equal to the greater of:

              a.     $100,000,000;

              b. 50% of net premiums written (being gross premiums written less any premiums ceded by Endurance Bermuda, but Endurance Bermuda may not deduct more than 25% of gross premiums when computing net premiums written); or

              c.     15% of net losses and loss expense reserves;

       2. is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Endurance Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

       3. is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files with the BMA (at least 7 days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

       4. is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

       5. is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

       Additionally, under the Companies Act, Endurance Holdings and Endurance Bermuda may only declare or pay a dividend if Endurance Holdings or Endurance Bermuda, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

       The Insurance Act provides a minimum liquidity ratio for general business insurers, like Endurance Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities, (by interpretation, those not specifically defined) letters of credits and guarantees.

Supervision, Investigation and Intervention

       The BMA may appoint an inspector with extensive powers to investigate the affairs of Endurance Bermuda if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Endurance Bermuda to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 per cent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 per cent of the voting power at a general meeting. If it appears to the BMA that there is a risk of Endurance Bermuda becoming insolvent, or that Endurance Bermuda is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Endurance Bermuda (i) not to effect further contracts of insurance, or any contract of insurance of a specified description;
(ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; and (ix) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time. The BMA intends to meet with each Class 4 insurance company on a voluntary basis, every two years.

Disclosure of Information

       In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

       Under the Companies Act, the Minister has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister's powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Certain Other Bermuda Law Considerations

       Endurance Holdings and Endurance Bermuda will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

       Although Endurance Bermuda is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, Endurance Bermuda may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents who are holders of its ordinary shares.

       Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As "exempted" companies, Endurance Holdings and Endurance Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years);
(2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (3) to acquire any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Government of Bermuda or a public authority or (4) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Endurance Holdings' business or Endurance Bermuda's business (as the case may be) carried on outside Bermuda. Endurance Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

       The Bermuda government actively encourages foreign investment in "exempted" entities like Endurance Holdings and Endurance Bermuda that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Endurance Holdings and Endurance Bermuda are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda. See "Material Tax Considerations -- Certain Bermuda Tax Considerations."

       Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. All of our Bermuda based professional employees who require work permits have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual.

U.K. Regulation

General

       On December 1, 2001, the FSA assumed its full powers and responsibilities as the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of "regulated activities" (including deposit taking, insurance, investment management and most other financial services business by way of business in the U.K.), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

       Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into "classes" (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under FSMA, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

       Endurance U.K. has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance in all classes of general business (limited in the case of credit and suretyship to reinsurance only) except sickness, legal expenses and assistance business. As an authorized insurer in the United Kingdom, Endurance U.K. would be able to operate throughout the E.U., subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom can seek consent from the FSA to allow it to provide cross-border services in other member states of the E.U. As an alternative, FSA consent may be obtained to establish a branch office within another member state.

       As an FSA authorized insurer, the insurance and reinsurance businesses of Endurance U.K. are subject to close supervision by the FSA. During 2004, the FSA will strengthen its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction and will place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. There are a number of proposed changes to the FSA's rules that will affect insurance and reinsurance companies authorized in the U.K. With effect from January 14, 2005, the FSA will assume responsibility for the selling of general insurance business, in addition to prudential regulation. Endurance U.K. is likely to have to apply to extend the scope of its regulatory permissions and will become subject to the proposed Insurance Conduct of Business Sourcebook. When the Interim Prudential Sourcebook for Insurers is replaced by the Integrated Prudential Sourcebook (probably towards the end of 2004), new evidential provisions relating to credit exposure to reinsurers will need to be addressed. Changes in the scope of the FSA's regulation may have an adverse impact on the business of Endurance U.K.

Supervision

       The FSA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews.

       The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. periodically, which varies in length according to the risk profile of the insurer. The FSA performs the risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken.

Solvency Requirements

       The Interim Prudential Sourcebook for Insurers requires that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Interim Prudential Sourcebook for Insurers, and for these purposes, all insurer's assets and liabilities are subject to specific valuation rules which are set out in the Interim Prudential Sourcebook for Insurers. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which will have the effect of increasing the required minimum margin of solvency and possibly the amount of capital required for Endurance UK.

       Each insurance company writing property, credit insurance business, aviation, marine, business interruption or nuclear insurance or reinsurance business is required by the Interim Prudential Sourcebook for Insurers to maintain an equalization reserve in respect of business written in the financial years ending on or after December 23, 1996 calculated in accordance with the provisions of the Interim Prudential Sourcebook for Insurers where the amount of premiums for such classes exceed the minimum threshold set forth in the provisions.

       When the Interim Prudential Sourcebook for Insurers is replaced by the Integrated Prudential Sourcebook, insurers will be required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin. This represents a more risk-based calculation than the existing solvency margin requirements. There will also be a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers will be required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA is proposing to give guidance regularly to insurers and reinsurers under "individual capital assessments," which may result in guidance that a company should hold capital in excess of the ECR.

       In addition, an insurer (other than a pure reinsurer) that is part of a group, is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA's rules. This return is not part of an insurer's own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. However, for financial years beginning in 2005, there will be a "hard" group solvency capital requirement calculated at the level of an insurer's ultimate European Economic Area parent undertaking. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

Restrictions on Dividend Payments

       U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. The FSA's rules require Endurance U.K., in its early years of trading, to notify the FSA of any proposed or actual payment of a dividend that is greater than forecast in the business plans submitted by Endurance U.K. with its application for authorization. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment.

Reporting Requirements

       U.K. insurance companies must prepare their financial statements under the Companies Act of 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically). As a recently authorized insurer, Endurance U.K. is also required to submit abridged quarterly information to the FSA.

Supervision of Management

       The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity, must be approved by the FSA.

Change of Control

       FSMA regulates the acquisition of "control" of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired "control" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired "control" of Endurance U.K.

       Under FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application could result in action being taken against the Company by the FSA.

Intervention and Enforcement

       The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Interim Prudential Sourcebook for Insurers and breaches of the conduct of business rules generally applicable to authorized persons. The FSA also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA's stated policy is to pursue criminal prosecution in all appropriate cases.

Passporting

       European Union directives allow Endurance U.K. to conduct business in European Union states other than the United Kingdom in compliance with the scope of permission granted these companies by the FSA without the necessity of additional licensing or authorization in other European Union jurisdictions. This ability to operate in other jurisdictions of the European Union on the basis of home state authorization and supervision is sometimes referred to as "passporting." Insurers may operate outside their home member state either on a "services" basis or on an "establishment" basis. Operating on a "services" basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the company has a branch or physical presence in the host state.

       In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although the company nonetheless may have to comply with certain local rules. In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.

U.S. Regulation

       Endurance U.S. was organized on September 5, 2002. During 2002, Endurance Bermuda contributed $336 million to the statutory surplus of Endurance U.S. During 2003, we contributed an additional $135 million of equity capital to Endurance U.S. On December 18, 2002, Endurance U.S. received a license to write certain lines of insurance and reinsurance business from the New York Department.

U.S. Insurance Holding Company Regulation of Endurance Holdings

       Endurance Holdings, as the indirect parent of Endurance U.S., and Endurance U.S. Holdings Corp., as the direct parent of Endurance U.S., are subject to the insurance holding company laws of New York, where Endurance U.S. is organized and domiciled. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the New York Department and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system affecting Endurance U.S., including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the New York Superintendent.

Changes of Control

       These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable. Before a person can acquire control of a domestic insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner where the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that "control" over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Endurance Holdings' ordinary shares would indirectly acquire the same percentage of Endurance U.S.'s common stock, the U.S. insurance change of control laws will likely apply to such a transaction.

State Insurance Regulation of Endurance U.S.

       The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms. This contrasts with primary insurance agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

       State insurance authorities have broad regulatory powers with respect to various aspects of the reinsurance business, including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. State insurance laws and regulations require Endurance U.S. to file financial statements with insurance departments everywhere it will be licensed or authorized or accredited to conduct insurance business; and the operations of Endurance U.S. are subject to examination by those departments at any time. Endurance U.S. prepares statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

New York State Dividend Limitations

       Under the New York Insurance Law, Endurance U.S. may only pay dividends to us out of "earned surplus," which is defined under New York Insurance Law as the portion of capital surplus that represents net earnings, gains or profits, after deduction of all losses, that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. In addition, the ability of Endurance U.S. to declare or pay any dividend to us which, together with all dividends declared or distributed by it during the next preceding twelve months, exceeds the lesser of:

       1. 10% of Endurance U.S.'s surplus to policyholders as shown on its last statement on file with the New York Superintendent; or

       2. 100% of Endurance U.S.'s adjusted net investment income during that period will be subject to the prior approval of the New York Superintendent.

       The extraordinary dividend limitation imposed by the New York Insurance Law is based on the statutory financial results of Endurance U.S. determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. The Company has agreed with the New York Department to not declare a dividend from Endurance U.S. for two years after its license is issued without prior regulatory approval.

New York State Risk-Based Capital Regulations

       The New York Insurance Law requires that New York insurers report their risk-based capital ("RBC") based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The New York Department uses the formula only as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The New York Insurance Law imposes broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the New York Department as to the use and publication of RBC data. The New York Superintendent has explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels.

Statutory Accounting Practices

       Statutory accounting practices, or "SAP," is a basis of accounting developed to assist U.S. insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.

       U.S. GAAP is concerned with a company's solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

       Statutory accounting practices established by the NAIC and adopted, in part, by the New York Department, determine, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiary and thus determine, in part, the amount of funds they have available to pay dividends to us.

Operations of Endurance U.K. and Endurance Bermuda

       Endurance U.K. and Endurance Bermuda are not admitted to do business in the United States. However, the insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers such as Endurance U.K. and Endurance Bermuda, which are not admitted to do business within such jurisdictions.

       In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. Endurance U.K. and Endurance Bermuda are not licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

       We do not believe that Endurance U.K. and Endurance Bermuda are in violation of insurance laws of any jurisdiction in the U.S. There can be no assurance however, that inquiries or challenges to Endurance U.K.'s or Endurance Bermuda's reinsurance activities will not be raised in the future.


                           MATERIAL TAX CONSIDERATIONS

Certain Bermuda Tax Considerations

       Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or our shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal interest or dividends paid to holders of the ordinary shares, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that we or our shareholders will not be subject to any such tax in the future.

       Endurance Bermuda has received written assurance dated December 7, 2001 and Endurance Holdings has received written assurance dated July 18, 2002 from the Minister under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Endurance Bermuda or Endurance Holdings or to any of their respective operations, shares, debentures or obligations until March 28, 2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Endurance Bermuda or Endurance Holdings in respect of real property or leasehold interests in Bermuda held by them. There can be no assurance that we will not be subject to any such tax after March 28, 2016.

Certain United Kingdom Tax Considerations

       Endurance U.K. is a company incorporated in the United Kingdom and is, therefore, resident in the United Kingdom for United Kingdom corporation tax purposes and will be subject to United Kingdom corporation tax on its worldwide profits. The current rate of United Kingdom corporation tax is generally 30% on profits of whatever description. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K.

Certain United States Federal Income Tax Considerations

       The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings, Endurance Bermuda, Endurance U.K. and Endurance U.S. and the ownership of our ordinary shares.

       This summary is based upon the Code, the regulations promulgated thereunder, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax treaty between the United States and Bermuda (the "Bermuda Treaty") and the tax treaty between the United States and the United Kingdom (the "U.K. Treaty"), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this registration statement. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor's investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold ordinary shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary assumes that an investor will hold our ordinary shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares under U.S. federal, state, local and other tax laws.

       For U.S. federal income tax purposes and for purposes of the following discussion, a "U.S. Person" means (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created or organized in the United States or under the laws of the United States or of any of its political subdivisions, (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source or (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust.

United States Taxation of Endurance Holdings, Endurance Bermuda, Endurance U.K. and Endurance U.S.

       We intend to operate Endurance Holdings, Endurance Bermuda and Endurance U.K. in such a manner that they will not be considered to be conducting business within the United States for purposes of U.S. federal income taxation. Whether business is being conducted in the United States is an inherently factual determination. Because the Code, regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not contend successfully that Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are or will be engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax (at a current maximum rate of 35%), as well as a 30% branch profits tax in certain circumstances, on its income which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation is entitled to deductions and credits only if it timely files a U.S. federal income tax return. Endurance Holdings, Endurance Bermuda and Endurance U.K. intend to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax.

       If Endurance Bermuda is entitled to the benefits under the Bermuda Treaty, it will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Whether business is being conducted in the United States through a permanent establishment is an inherently factual determination. Endurance Bermuda intends to conduct its activities so as not to have a permanent establishment in the United States, although there can be no assurance that it will achieve this result. An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the United States or Bermuda nor U.S. citizens.

       Foreign insurance companies that conduct an insurance business within the United States must maintain a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty, either because it fails to satisfy one of the limitations on Bermuda Treaty benefits described above or because Endurance Bermuda is considered to have a U.S. permanent establishment, a significant portion of Endurance Bermuda's premium and investment income could be subject to U.S. federal income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is not clear whether it applies to other income, such as investment income. If Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty, but the Bermuda Treaty is interpreted so as not to apply to investment income, a significant portion of Endurance Bermuda's investment income could be subject to U.S. federal income tax even if Endurance Bermuda does not maintain a permanent establishment in the United States.

       Under the U.K. Treaty, Endurance U.K., if entitled to the benefits of the U.K. Treaty, will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Endurance U.K. intends to conduct its activities in a manner so that it does not have a permanent establishment in the United States, although we cannot predict whether we will achieve this result. Endurance U.K. will be entitled to the benefits of the U.K. Treaty if (i) during at least half of the days during the relevant taxable period, at least 50% of Endurance U.K.'s stock is beneficially owned, directly or indirectly, by citizens or residents of the United States and the United Kingdom, and less than 50% of Endurance U.K.'s gross income for the relevant taxable period is paid or accrued, directly or indirectly, to persons who are not U.S. or U.K. residents in the form of payments that are deductible for purposes of U.K. taxation or (ii) with respect to specific items of income, profit or gain derived from the United States, if such income, profit or gain is considered to be derived in connection with, or incidental to, Endurance U.K.'s business conducted in the United Kingdom.

       Foreign corporations not engaged in a trade or business in the United States are nonetheless subject to U.S. withholding tax at a rate of 30% of the gross amount of certain "fixed or determinable annual or periodical gains, profits and income" derived from sources within the United States (such as dividends and certain interest on investments), subject to reduction by applicable treaties.

       The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to premiums paid to Endurance Bermuda is 4% for casualty insurance premiums and 1% for reinsurance premiums. The excise tax does not apply to premiums paid to Endurance U.K., provided that Endurance U.K. is entitled to the benefits of the U.K. Treaty, and certain other requirements are met.

       Endurance U.S. is a New York State corporation and will be subject to taxation in the United States at regular corporate rates. Dividends paid by Endurance U.S. Holdings Corp. to Endurance Bermuda will be subject to U.S. withholding tax at the rate of 30%.

       Personal Holding Companies. Endurance Holdings and/or any of its subsidiaries could be subject to U.S. tax on a portion of its income earned from U.S. sources (and certain types of foreign source income which are effectively connected with the conduct of a U.S. trade or business) if any of them are considered to be a PHC for U.S. federal income tax purposes. A corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation's gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of "PHC income." PHC income includes, among other things, dividends, interest, royalties, annuities and, under certain circumstances, rents. For purposes of the 50% test, each partner of an investment partnership who is an individual will be treated as owning his/her proportionate share of any stock owned by the partnership. Additionally, certain entities (such as tax-exempt organizations and pension funds) will be treated as individuals. The PHC rules contain an exception for foreign corporations that are classified as Foreign Personal Holding Companies (as discussed below).

       If Endurance Holdings or any subsidiary were a PHC in a given taxable year, such corporation would be subject to PHC tax (at the highest marginal rate on ordinary income applicable to individuals) on its "undistributed PHC income."

       Although Endurance Holdings believes, based upon information made available to it regarding its existing shareholder base, that neither it nor any of its subsidiaries are a PHC, the Company cannot predict that this will be the case because of factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of Endurance Holdings' shareholder base and the gross income of Endurance Holdings or any of its subsidiaries and other circumstances that could change the application of the PHC rules to Endurance Holdings and its subsidiaries. In addition, if Endurance Holdings or any of its subsidiaries were to become PHCs we cannot be certain that the amount of PHC income will be immaterial.

United States Taxation of Holders of Ordinary Shares

     Shareholders Who Are U.S. Persons

       Dividends. Distributions with respect to ordinary shares will be treated as ordinary dividend income to the extent of Endurance Holdings' current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the "controlled foreign corporation," "related person insurance income," "passive foreign investment company" and "foreign personal holding company" rules. Recently enacted legislation reduces the applicable tax rate on certain dividends received by an individual shareholder from the higher marginal income tax rates imposed on ordinary income to 15 percent (in the case of an individual subject to the highest marginal tax rate) (the "Reduced Rate") for purposes of both the regular tax and the alternative minimum tax. The Reduced Rate applies to, among other things, dividends paid with respect to stock of a foreign corporation which is readily tradable on an established U.S. securities market, provided that the foreign corporation is not considered a FPHC, PFIC or foreign investment company. Since the ordinary shares have been trading on the NYSE since February 28, 2003, any dividends paid with respect to such stock to an individual shareholder after such time and before January 1, 2009 should be entitled to the Reduced Rate, provided that Endurance Holdings is not considered a PFIC or FPHC as discussed below or a foreign investment company.

       Distributions with respect to Endurance Holdings' ordinary shares will not be eligible for the dividends-received deduction allowed to U. S. corporations under the Code. The amount of any distribution in excess of the current and accumulated earnings and profits of Endurance Holdings will first be applied to reduce a holder's tax basis in the ordinary shares, and any amount in excess of tax basis will be treated as gain from the sale or exchange of such holder's ordinary shares.

       Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation. Each "10% U.S. Shareholder" of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC's taxable year must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. A foreign corporation is considered a CFC if "10% U.S. Shareholders" own more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. For purposes of determining whether a corporation is a CFC, and therefore whether the 50% (or 25%, in the case of insurance income) and 10% ownership tests have been satisfied, "own" means owned directly, indirectly through foreign entities or is considered as owned by application of certain constructive ownership rules. Due to the anticipated dispersion of Endurance Holdings' share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its ordinary shares and authorize the board to repurchase such shares under certain circumstances and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. (These bye-law provisions are described in "Risk Factors -- Risks Related to Ownership of Our Ordinary Shares."). There can be no assurance, however, that the IRS will not challenge the effectiveness of these provisions for purposes of preventing CFC and 10% U.S. Shareholder status and that a court will not sustain such challenge.

       RPII Companies. The CFC rules also apply to certain insurance companies that earn "related person insurance income." For purposes of applying the CFC rules to foreign corporations that earn RPII, a different definition of "controlled foreign corporation," as discussed below, applies.

       RPII is defined as any "insurance income" attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a "RPII Shareholder" of the foreign corporation or a "related person" to such RPII Shareholder. In general, and subject to certain limitations, "insurance income" is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company.

       For purposes of the RPII rules, "related person" means someone who controls or is controlled by the RPII Shareholder or someone who is controlled by the same person or persons which control the RPII Shareholder. "Control" is measured by either more than 50% in value or more than 50% in voting power of stock, applying constructive ownership principles. A corporation's pension plan is ordinarily not a "related person" with respect to the corporation unless the pension plan owns, directly or indirectly through the application of constructive ownership rules, more than 50%, measured by vote or value, of the stock of the corporation.

       For purposes of inclusion of Endurance U.K.'s or Endurance Bermuda's RPII in the income of a RPII Shareholder, to the extent required under the RPII rules, the term "RPII Shareholder" means any U.S. Person who owns, directly or indirectly through foreign entities, any amount (rather than stock possessing 10% or more of the total combined voting power) of Endurance U.K.'s or Endurance Bermuda's stock. Endurance U.K. or Endurance Bermuda will be treated as a CFC for RPII purposes if such persons collectively own directly, indirectly through foreign entities or by application of the constructive ownership rules 25% or more of the stock of Endurance U.K. or Endurance Bermuda by vote or value.

       RPII Exceptions. The special RPII rules do not apply if (i) direct or indirect insureds and persons related to such insureds, whether or not U.S. Persons, own, directly or indirectly, less than 20% of the voting power and less than 20% of the value of the stock of Endurance U.K. or Endurance Bermuda, as applicable (the "20% Ownership Exception"), (ii) RPII, determined on a gross basis, is less than 20% of Endurance U.K.'s or Endurance Bermuda's gross insurance income for the taxable year, as applicable (the "20% Gross Income Exception"), (iii) Endurance U.K. or Endurance Bermuda elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business and to waive all treaty benefits with respect to RPII and meets certain other requirements or (iv) Endurance U.K. or Endurance Bermuda elects to be treated as a U.S. corporation. Endurance Bermuda and Endurance U.K. intend to operate in a manner that is intended to ensure that each qualifies for the 20% Gross Income Exception. Although we believe that our RPII has not in the recent past equaled or exceeded 20% of our gross insurance income, and do not expect it to do so in the foreseeable future, it is possible that neither Endurance Bermuda nor Endurance U.K. will be successful in qualifying under this exception.

       If none of these exceptions applies, each U.S. Person who owns shares in Endurance Holdings (and therefore, indirectly in Endurance U.K. and Endurance Bermuda) on the last day of Endurance Holdings' taxable year, will be required to include in its gross income for U.S. federal income tax purposes its share of RPII of Endurance U.K. and/or Endurance Bermuda for the entire taxable year. This inclusion will be determined as if such RPII were distributed proportionately only to such U.S. Persons holding ordinary shares at that date. The inclusion will be limited to the current-year earnings and profits of Endurance U.K. or Endurance Bermuda, as applicable, reduced by the shareholder's pro rata share, if any, of certain prior year deficits in earnings and profits.

       Computation of RPII. In order to determine how much RPII each of Endurance U.K. and Endurance Bermuda has earned in each taxable year, Endurance Holdings intends to obtain and rely upon information from Endurance U.K.'s and Endurance Bermuda's insureds and reinsureds to determine whether any of the insureds, reinsureds or other persons related to such insureds or reinsureds own Endurance Holdings' ordinary shares and are U.S. Persons. Endurance Holdings may not be able to determine whether any of the underlying insureds of the insurance companies to which Endurance U.K. and Endurance Bermuda provide insurance or reinsurance are U.S. shareholders or related persons to such shareholders. Consequently, Endurance Holdings may not be able to determine accurately the gross amount of RPII earned by Endurance U.K. or Endurance Bermuda in a given taxable year. For any taxable year in which Endurance U.K.'s or Endurance Bermuda's gross RPII is 20% or more of its gross insurance income for the year, Endurance Holdings may also seek information from its shareholders to determine whether direct or indirect owners of Endurance Holdings' ordinary shares at the end of the year are U.S. Persons so that the RPII may be determined and apportioned among such persons. To the extent Endurance Holdings is unable to determine whether a direct or indirect owner of shares is a U.S. Person, Endurance Holdings may assume that such owner is not a U.S. Person, thereby increasing the per share RPII amount for all shareholders identified as U.S. Persons.

       Apportionment of RPII to United States Shareholders. Every RPII Shareholder who owns shares of Endurance Holdings on the last day of any taxable year of Endurance Holdings in which Endurance U.K.'s or Endurance Bermuda's, as the case may be, RPII for that year equals or exceeds 20% of Endurance U.K.'s or Endurance Bermuda's gross insurance income and to whom the 20% Ownership Exception does not apply should expect that for such year it will be required to include in gross income its share of Endurance U.K.'s or Endurance Bermuda's RPII for the portion of the taxable year during which Endurance U.K. or Endurance Bermuda, as the case may be, was a CFC under the RPII provisions, even if such RPII Shareholder did not own the shares throughout such period. A RPII Shareholder who owns Endurance Holdings' shares during the taxable year, but not on the last day of such taxable year will not be required to include any RPII into income, whether or not distributed.

       Basis Adjustments. A RPII Shareholder's tax basis in its Endurance Holdings ordinary shares will be increased by the amount of any RPII that the shareholder includes in income. Any distributions made by Endurance Holdings out of previously taxed RPII income will be exempt from further tax in the hands of the RPII Shareholder. The RPII Shareholder's tax basis in its Endurance Holdings ordinary shares will be reduced by the amount of any distributions that are excluded from income under this rule.

       Information Reporting. Under certain circumstances, U.S. Persons owning stock in a foreign corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required with respect to (i) a person who is treated as a RPII Shareholder, (ii) a 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the foreign corporation, and who owned the stock on the last of that year and (iii) under certain circumstances, a U.S. Person who acquires stock in a foreign corporation, and as a result thereof owns 10% or more of the voting power or value of such foreign corporation, whether or not such foreign corporation is a CFC. For any taxable year in which Endurance Holdings determines that gross RPII constitutes 20% or more of Endurance U.K.'s or Endurance Bermuda's gross insurance income and the 20% Ownership Exception does not apply, Endurance Holdings intends to mail to all U.S. Persons registered as holders of its ordinary shares IRS Form 5471, completed with information from Endurance Holdings, for attachment to the U.S. federal income tax returns of such shareholders. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII Shareholder also must file IRS Form 5471 in the circumstances described above. Failure to file IRS Form 5471 may result in penalties.

       Tax-Exempt Shareholders. Tax-exempt entities will be required to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income.

       Dispositions of Ordinary Shares. Subject to the discussion below relating to the potential application of Code section 1248 or the "PFIC" rules, any gain or loss realized by a U.S. Person on the sale or other disposition of ordinary shares of Endurance Holdings will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the amount realized upon such sale or exchange and such person's tax basis in the shares. If the holding period for these ordinary shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and generally will constitute "passive income" for foreign tax credit limitation purposes.

       Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned directly, indirectly through certain foreign entities or constructively 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as ordinary income to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. Section 1248 also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes and would be taxed as an insurance company if it were a domestic corporation, regardless of whether the shareholder is a 10% U.S. Shareholder or whether RPII constitutes 20% or more of the corporation's gross insurance income or the 20% Ownership Exception applies. Proposed regulations do not address whether Code section 1248 would apply if a foreign corporation is not a CFC but the foreign corporation has a subsidiary that is a CFC or that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that the application of Code section 1248 under the RPII rules should not apply to the disposition of ordinary shares because Endurance Holdings is not directly engaged in the insurance business. We cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the U.S. Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of ordinary shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of ordinary shares.

       Uncertainty as to Application of RPII. Regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes might ultimately be made or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts or otherwise, might have retroactive effect. Accordingly, the meaning of the RPII provisions and their application to Endurance U.K. and Endurance Bermuda is uncertain. These provisions include the grant of authority to the U.S. Treasury to prescribe "such regulations as may be necessary to carry out the purposes of this subsection, including . . . regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise." In addition, there can be no assurance that the IRS will not challenge any determinations by Endurance U.K. or Endurance Bermuda as to the amount, if any, of RPII that should be includible in income or that the amounts of the RPII inclusions will not be subject to adjustment based upon subsequent IRS examination. Prospective investors should consult their tax advisors as to the effects of these uncertainties.

       Passive Foreign Investment Companies. In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" or (ii) 50% or more of its assets produce passive income.

       If Endurance Holdings were characterized as a PFIC during a given year, U.S. Persons owning ordinary shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their shares, unless such shareholders made a "qualified electing fund election" or "mark-to-market" election. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxed in equal portions at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period.

       For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions, however, contain an express exception for income derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business.

       This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Endurance Holdings expects for purposes of the PFIC rules that each of Endurance U.K. and Endurance Bermuda will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business. Accordingly, neither should be treated as a PFIC for U.S. federal income tax purposes currently, and Endurance Holdings does not expect that either should be treated as a PFIC in future taxable years. There can be no assurances, however, that this will be the case. The PFIC statutory provisions contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received "directly its proportionate share of the income . . ." and as if it "held its proportionate share of the assets . . ." of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule Endurance Holdings should be deemed to own the assets and to have received the income of its insurance subsidiaries directly for purposes of determining whether it qualifies for the insurance exception and, consequently, that Endurance Holdings should not be treated as a PFIC for U.S. federal income tax purposes currently, and Endurance Holdings does not expect to be treated as a PFIC in future taxable years. This interpretation of the look-through rule is consistent with the legislative intention generally to exclude bona fide insurance companies from the application of PFIC provision. There can be no assurance, however, that the IRS will not challenge this position or that a court will not sustain such challenge. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

       Foreign Personal Holding Companies. A foreign corporation will be classified as a FPHC for U.S. federal income tax purposes if, (i) at any time during the taxable year, five or fewer individuals who are U.S. citizens or residents own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of all classes of the corporation's shares measured by voting power or value and (ii) at least 60% of its gross income for the year is FPHC income. For purposes of the 50% test, each partner of an investment partnership who is an individual will be treated as owning his/her proportionate share of any shares owned by the partnership. If Endurance Holdings or any of its subsidiaries were to become FPHCs, shareholders of Endurance Holdings who are U.S. Persons would be taxed on their proportionate share of the "undistributed foreign personal holding company income" of each such FPHC as a dividend, even if no cash dividend were actually paid. In such event, subsequent cash distributions would first be treated as a tax-free return of any previously taxed and undistributed amounts. Moreover, each shareholder who owns, directly or indirectly, 10% or more of the value of a FPHC is required to file IRS Form 5471.

       Although Endurance Holdings believes, based upon information made available to it regarding its existing shareholder base, that neither it nor any of its subsidiaries are a FPHC, the Company cannot be certain that it will not become FPHCs in the future because of factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of Endurance Holdings' shareholder base, the gross income of Endurance Holdings or any of its subsidiaries and other circumstances that could change the application of the FPHC rules to Endurance Holdings and its subsidiaries. In addition, if Endurance Holdings or any of its subsidiaries were to become FPHCs the Company cannot be certain that the amount of FPHC income will be immaterial.

       Other. Except as discussed below with respect to backup withholding, dividends paid by Endurance Holdings will not be subject to U.S. withholding tax.

     Shareholders Who Are Non-U.S. Persons

     Subject to certain exceptions, non-U.S. Persons will be subject to U.S. federal income tax on dividend distributions with respect to, and gain realized from the sale or exchange of, ordinary shares only if such dividends or gains are effectively connected with the conduct of a trade or business within the United States. Nonresident alien individuals will not be subject to U.S. estate tax with respect to the ordinary shares.

     All Shareholders

     Information reporting to the IRS by paying agents and custodians located in the United States will be required with respect to payments of dividends on the ordinary shares to U.S. Persons. Thus, you may be subject to backup withholding with respect to dividends paid by such persons unless you (i) are a corporation, non-U.S. Person or come within certain other exempt categories and, when required, demonstrate this fact, or (ii) provide a taxpayer identification number, certify as to no loss of exemption from backup withholding and otherwise comply with applicable requirements of the backup withholding rules.

     Backup withholding is not an additional tax and may be credited against your regular U.S. federal income tax liability or otherwise you may be entitled to a refund for any such tax withheld.

Proposed U.S. Tax Legislation

     Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While there is no currently pending legislative proposal which, if enacted, would have a material adverse effect on us, our subsidiaries or our shareholders, it is possible that broader-based legislative proposals could emerge in the future that could have an adverse impact on us, our subsidiaries or our shareholders.

                              AVAILABLE INFORMATION

       General information about us, including our Corporate Governance Guidelines and the charters for the Audit, Compensation, Investment, Nominating and Corporate Governance and Underwriting Committees of our board of directors, can be found at www.endurance.bm. Our board of directors has adopted a code of ethics entitled "Code of Business Conduct and Ethics", which applies to all of our employees, officers and directors, including our chief executive officer and chief financial officer. Copies of this code can also be found at www.endurance.bm. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.

Item 2.  Properties

       We currently lease office space in Pembroke, Bermuda comprised of approximately 36,304 square feet under a ten year lease expiring August 1, 2013, with an option to extend to June 7, 2021.

       Endurance U.S. Holdings Corp. leases office space comprised of approximately 21,625 square feet in White Plains, New York under a lease expiring in 2014.

       Endurance Worldwide Insurance Limited leases office space comprised of approximately 12,050 square feet in London, England under a lease expiring on June 23, 2013.


Item 3.  Legal Proceedings

         We are party to various legal proceedings generally arising in the normal course of our business. While any proceeding contains an element of uncertainty, we do not believe that the eventual outcome of any litigation or arbitration proceeding to which we are presently a party will have a material adverse effect on our financial condition or business. Our subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to our insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Endurance's shareholders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for the Registrant's Ordinary Shares and Related Shareholder Matters

       Our ordinary shares began publicly trading on February 28, 2003 on the NYSE under the symbol "ENH". Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the fiscal quarters and periods indicated, the high and low sale price per ordinary share as reported on the NYSE since our initial public offering on February 28, 2003:

                                                            High        Low
                                                           -------     -------
       2003
       From February 28, 2003 through
         March 31, 2003.............................       $25.40      $22.40
       Second quarter...............................        31.65       23.95
       Third quarter................................        32.17       27.05
       Fourth quarter...............................        34.00       28.46

     The approximate number of record holders of our ordinary shares as of March 5, 2004 was 56, not including beneficial owners of shares registered in nominee or street name.

     We paid a quarterly dividend of $0.08 per ordinary share in the second quarter of 2003 and quarterly dividends of $0.12 per ordinary share in the third and fourth quarters of 2003. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

     Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. Endurance U.K. is subject to significant regulatory restrictions limiting its ability to pay dividends. In addition, Endurance U.S. has agreed with the New York Department to not pay a dividend until December 2004 without prior regulatory approval. In addition, our credit facilities prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment.

     For a description of working capital restrictions and other limitations upon the payment of dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     As of December 31, 2003, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $230 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     On March 9, 2004, certain of the Company's founding shareholders consummated a secondary public offering of the Company's ordinary shares, par value $1.00 per share. Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint bookrunning managers, together with Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc. and Wachovia Capital Markets, LLC, as the representatives of the underwriters. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-1125282) that was declared effective by the Securities and Exchange Commission on March 3, 2004. Of the ordinary shares registered under the Registration Statement, 8,850,000 were sold at a price to the public of $34.85 per share. All of the ordinary shares were sold by certain founding shareholders and neither the Company nor any of its officers or directors received any proceeds from the offering. The underwriters have an option, exercisable until April 2, 2004, to acquire up to an additional 1,327,500 ordinary shares registered on the Registration Statement to cover over-allotments. On March 12, 2004, the underwriters exercised this option to purchase an additional 944,500 ordinary shares at a price of $34.85 per share.

            Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                          remaining available for
                                                                                           future issuance under
                                       Number of securities to      Weighted-average        equity compensation
                                       be issued upon exercise     exercise price of         plans (excluding
                                       of outstanding options,    outstanding options,    securities reflected in
            Plan category                warrants and rights      warrants and rights        the first column)
            -------------             ---------------------------------------------------------------------------
            Equity compensation
            plans approved by
            security holders                   3,581,768                $19.15                    2,143,207
            Equity compensation
            plans not approved by
            security holders                           -                     -                            -
                                               --------                  ------                    ----------
              Total                            3,581,768                 $19.15                    2,143,207
                                               =========                 ======                    =========


Item 6. Selected Financial Data

         The section of our 2003 Annual Report to Shareholders entitled "Selected Consolidated Financial Data" is incorporated herein by reference and is filed as Exhibit 13.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The section of our 2003 Annual Report to Shareholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference and is filed as Exhibit 13.1 to this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk


       The Company believes that it is principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.

       Interest Rate Risk. The Company's primary market risk exposure is to changes in interest rates. The Company's fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. The Company expects to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. The Company's strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed and trades are made to balance the Company's exposure to interest rates. As of December 31, 2003, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on the Company's invested assets of $2.7 billion would have been an estimated decrease in market value of 3.2% or approximately $85 million, and the impact on our invested assets of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of 2.9% or approximately $78 million.

       Endurance Holdings entered into an interest rate swap agreement effective March 27, 2003 in which it has exchanged floating rate payments for fixed rate payments (2.62% per annum) on a declining notional amount corresponding to the outstanding principal amount of the initial $100 million drawn on the term loan facility.

       Foreign Currency Risk. The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2003, approximately 9% of the Company's gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars ("Major Currencies"). The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves for liabilities incurred in major currencies including U.S. dollars, Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian dollars at the time such reserves are established. The Company has no currency hedges in place; however, as part of its matching strategy, the Company may consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies.

       Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company's risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit our credit exposure by purchasing fixed income investments rated A-/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 1% or less of its total portfolio.

Item 8. Financial Statements and Supplementary Data

         The Report of Independent Auditors, Audited Consolidated Financial Statements, Notes to the Consolidated Financial Statements and the Condensed Unaudited Quarterly Financial Data included in our 2003 Annual Report to Shareholders are incorporated herein by reference and are filed as Exhibit 13.1 to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.

Item 9A.  Controls and Procedures

       a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

       b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors", "Management", and "Executive Compensation" of our proxy statement for our 2004 Annual General Meeting of Shareholders.

     Our board of directors has adopted a code of ethics entitled "Code of Business Conduct and Ethics" which applies to all of our employees, officers and directors, including our chief executive officer and chief financial officer. Copies of this code can also be found at www.endurance.bm.

Item 11. Executive Compensation

         The information called for by Item 11 is incorporated herein by reference to the section captioned "Executive Compensation" of our proxy statement for our 2004 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

         The information called for by Item 12 is incorporated herein by reference to the section captioned "Principal Shareholders" of our proxy statement for our 2004 Annual General Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

       Aon and Zurich participated in our initial private placement, investing $227 million and $100 million, respectively. On September 27, 2002, we purchased Zurich's interests in the Company. As a result, Zurich ceased to be an affiliate during 2002.

       Certain of our founding shareholders, including Aon, received 9,292,490 warrants issued on December 31, 2001 with a total estimated fair value of $51.9 million. See "Description of Share Capital -- Warrants." Certain of our founding shareholders also received $29 million in the aggregate for assistance with Endurance Bermuda's private placement completed on December 14, 2001.

       During the period from inception of the Company until December 31, 2003, the Company was party to agreements with various affiliates of Aon and Zurich as follows:

                 Underwriting Activities. In the normal course of business, the Company enters into reinsurance contracts with various subsidiaries of Aon. Such contracts resulted in net premiums earned of $301,000, losses and loss expenses of $223,000 and acquisition expenses of $33,000 for the year ended December 31, 2003. As of December 31, 2003, there were no related reinsurance premiums receivable. During the year ended December 31, 2003, an affiliate of Aon produced 29.4% of the Company's gross premiums written. Gross premiums written excludes $400.3 million of gross premiums acquired from HartRe.

               For the year ended December 31, 2002, such contracts resulted in net premiums earned of $30.7 million, losses and loss expenses of $17.5 million and acquisition expenses of $7.0 million for the year ended December 31, 2002. As of December 31, 2002, there were related reinsurance premiums receivable of $45.4 million. During the year ended December 31, 2002, an affiliate of Aon produced 36.6% of the Company's gross premiums written. For purposes of these related party calculations, gross premiums written excludes premiums acquired in business combination transactions.

               Analytical services. The Company utilized certain analytical services and licensed technology from an affiliate of Aon during the year ended December 31, 2002. Fees incurred of $109,000 pursuant to the agreement were included in general and administrative expenses for the year ended December 31, 2002. This agreement was terminated in 2002.

               Financial accounting and administrative services. An affiliate of Aon performed certain financial accounting and administrative services for the Company during the year ended December 31, 2002. Fees incurred of $260,000 pursuant to the agreement were included in general and administrative expenses. This agreement was terminated in 2002.

               Investment management services. The Company utilized the services of a wholly-owned subsidiary of Zurich to perform portions of its short-term investment and cash management and provide investment accounting services. Under the terms of the investment management agreement, which is subject to the Company's investment guidelines and other restrictions, the Company pays a fee based on the value of its cash and investment portfolio. The Company expensed related investment management and accounting fees of $277,000 during the year ended December 31, 2002 and $22,000 during the year ended December 31, 2001.

               Office services. The Company rented office space and received limited administrative services from various Bermuda based subsidiaries of Zurich until April 5, 2002. Rent and office services fees for the year ended December 31, 2002 of $419,000 were paid and the expense is recorded in general and administrative expenses. Rent and office services fees of $40,000 were expensed during the period ended December 31, 2001. This arrangement was terminated in 2002.


Item 14.  Principal Accountant Fees and Services

         The information called for by Item 14 is incorporated herein by reference to the section captioned "Principal Accountant Fees and Services" of our proxy statement for our 2004 Annual General Meeting of Shareholders.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) The following is a list of certain documents filed as a part of this report:

      1. Financial statements from the Registrant's 2003 Annual Report to Shareholders which are incorporated herein by reference:

         Report of Independent Auditor - Ernst & Young (Exhibit 13.1).

         Consolidated Balance Sheet at December 31, 2003 and December 31, 2002 (Exhibit 13.1).

         Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001 (Exhibit 13.1).

         Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002 and the three period ended December 31, 2001 (Exhibit 13.1).

         Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001 (Exhibit 13.1).

         Notes to Consolidated Financial Statements (Exhibit 13.1).

         Management's Discussion and Analysis of Financial Condition and Results of Operations (Exhibit 13.1).

      2. Financial statement schedules required to be filed by Item 8 of this
         Form:

         Schedule I -- Summary of Investments Other Than Investments in Related
                       Parties

         Schedule II -- Condensed Financial Information of Registrant

         Schedule III -- Supplementary Insurance Information

         Schedule IV -- Reinsurance

         All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.


       (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period ending December 31, 2003:

         Date of Report                           Item Reported
         --------------                           -------------
         December 2, 2003    Slides from presentation by management to investors
                             and analysts at the 12th Annual Bermuda Angle
                             Conference on December 2, 2003.

       (c) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K.

       Exhibit
       Number                    Description of Document
       -------                   -----------------------

         3.1      Memorandum of Association. Incorporated herein by reference to
                  Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         3.2      Certificate of Deposit of Memorandum of Increase of Share
                  Capital

         3.2 Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.

         4.1 Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

         4.2 Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

         4.3 Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         4.4 Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.

         4.5 Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         10.1 Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.

         10.2 Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to
                  Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         10.3 Credit Agreement, dated as of August 13, 2002, among the Registrant, various lending institutions and JPMorgan Chase Bank as Administrative Agent. Incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         10.4 Amended and Restated Credit Agreement, dated as of August 8, 2003, among the Company, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

         10.5 Term Loan Agreement, dated as of August 13, 2002 among the Registrant, various lending institutions and JPMorgan Chase Bank as Administrative Agent, as amended on September 26, 2002. Incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         10.6 Second Amendment to the Term Loan Agreement, dated as of August 13, 2002 among the Registrant, various lending institutions and JPMorgan Chase Bank as Administrative Agent, dated as of January 31, 2003. Incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

         10.7 Third Amendment to the Term Loan Agreement, dated as of August 8, 2003, among the Company, various lending institutions and JP Morgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

         10.8 Purchase Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, HartRe Company, L.L.C. and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 21, 2003.

         10.9 Quota Share Retrocession Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 21, 2003.

         10.10 Bill of Sale and Assignment Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 21, 2003.

         10.11 Claims Handling Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 21, 2003.

         10.12 Trust Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, Endurance Reinsurance Corporation of America and The Bank of New York. Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 21, 2003.

         10.13 Share Purchase Agreement, dated as of August 20, 2003, between Teachers Insurance and Annuity Association of America and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 26, 2003.

         10.14 Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

         10.15 2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.

         10.16 2003 Non-Employee Director Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 27, 2003.

         10.17 Employment Agreement dated as of February 27, 2003 between the Registrant and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.

         10.18 Employment Agreement dated as of January 1, 2003 between the Endurance Reinsurance Corporation of America and Steven W. Carlsen. Incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         10.19 Employment Agreement dated as of January 16, 2003 between the Registrant and James R. Kroner. Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

         10.20 Employment Agreement dated as of January 7, 2003 between Endurance Worldwide Insurance Limited and Mark. W. Boucher. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on March 2, 2004.

         13.1 Selected Portions of the Registrant's 2003 Annual Report to Shareholders

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Independent Auditor

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         32 Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ENDURANCE SPECIALTY HOLDINGS LTD.


Date: March 12, 2004              By:  /s/ Kenneth J. LeStrange
                                     --------------------------
                                  Name:  Kenneth J. LeStrange
                                  Title:  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Signature                                    Title                              Date
                ---------                                    -----                              ----


         /s/ Kenneth J. LeStrange           Chairman, President, Chief Executive           March 12, 2004
         ------------------------           Officer and Director (Principal
           Kenneth J. LeStrange             Executive Officer)


           /s/ James R. Kroner              Chief Financial Officer and Director           March 12, 2004
         ------------------------           (Principal Accounting Officer)
             James R. Kroner


            /s/ John T. Baily               Director                                       March 12, 2004
         ------------------------
              John T. Baily


         /s/ William H. Bolinder            Director                                       March 12, 2004
         ------------------------
           William H. Bolinder


            /s/ David L. Cole               Director                                       March 12, 2004
         ------------------------
              David L. Cole


                                            Director                                       March 12, 2004
         ------------------------
            Jonathan J. Coslet


          /s/ Anthony J. DiNovi             Director                                       March 12, 2004
         ------------------------
            Anthony J. DiNovi


                                            Director                                       March 12, 2004
         ------------------------
             Bryon G. Ehrhart


                                            Director                                       March 12, 2004
         ------------------------
            Charles G. Froland


                                            Director                                       March 12, 2004
         ------------------------
             Richard C. Perry


                                            Director                                       March 12, 2004
         ------------------------
             Robert A. Spass

Index to Schedules to Consolidated Financial Statements

                                                                                                              Pages

I.       Summary of Investments other than Investments in Related Parties at
         December 31, 2003.....................................................................................S-2
II.      Condensed Financial Statement Information of the Registrant...........................................S-3
III.     Supplementary Insurance Information for the years ended December 31, 2003,
         2002 and the period from November 30, 2001 to December 31, 2001.......................................S-6
IV.      Reinsurance for the years ended December 31, 2003, 2002 and the period from
         November 30, 2001 to December 31, 2001................................................................S-8


All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

SCHEDULE I

               ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
        SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                              AT DECEMBER 31, 2003
                     (in thousands of United States dollars)


                                                                                                     Amount at Which
                                                                  Amortized           Market          Shown on the
                                                                     Cost             Value           Balance Sheet
                                                                  -----------       -----------       -----------

Type of Investment
Fixed Maturities:
U.S. government and government agencies and authorities           $   862,945       $   869,885       $   869,885
U.S. states, municipalities and political subdivisions                 49,634            49,608            49,608
Foreign governments                                                   166,835           166,615           166,615
Corporate bonds                                                       344,575           355,147           355,147
U.S. asset backed securities                                          308,706           311,787           311,787
U.S. mortgage backed securities                                       764,457           770,267           770,267
                                                                  -----------       -----------       -----------
Total Fixed Maturities                                            $ 2,497,152       $ 2,523,309       $ 2,523,309
                                                                  -----------       -----------       -----------

SCHEDULE II

                        ENDURANCE SPECIALTY HOLDINGS LTD.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          BALANCE SHEETS - PARENT ONLY
                           DECEMBER 31, 2003 AND 2002
          (In thousands of United States dollars except share amounts)

                                                                                       2003               2002
                                                                                 --------------        -----------
ASSETS
Cash and cash equivalents                                                        $        5,586                 --
Fixed maturity investments available for sale, at fair value (amortized cost:
  $105,300 at December 31, 2003)                                                        105,166                 --
Investment in subsidiary                                                              1,633,022          1,408,177
Accrued investment income                                                                   892                 --
Amounts due from subsidiaries                                                             3,087                 --
Other assets                                                                                688              1,884
                                                                                 --------------        -----------

Total assets                                                                     $    1,748,441        $ 1,410,061
                                                                                 --------------        -----------

LIABILITIES
Bank debt                                                                               103,029            192,000
Amounts due to subsidiaries                                                                  --                561
Other liabilities                                                                           597                 --
                                                                                 --------------        -----------

Total liabilities                                                                       103,626            192,561
                                                                                 --------------        -----------

SHAREHOLDERS' EQUITY
Common shares
Ordinary - 63,912,000 issued and outstanding (2002 - 54,061,185)                         63,912             54,061
Class A - nil issued and outstanding (2002 - 938,815)                                        --                939
Additional paid-in capital                                                            1,189,570          1,009,415
Accumulated other comprehensive income                                                   46,068             50,707
Retained earnings                                                                       345,265            102,378
                                                                                 --------------        -----------

Total shareholders' equity                                                            1,644,815          1,217,500
                                                                                 --------------        -----------

Total liabilities and shareholders' equity                                       $    1,748,441        $ 1,410,061
                                                                                 --------------        -----------


        See accompanying notes to the consolidated financial statements.

SCHEDULE II

                        ENDURANCE SPECIALTY HOLDINGS LTD.
             CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Cont'd.
                       STATEMENTS OF INCOME - PARENT ONLY
             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002, AND THE
               PERIOD FROM NOVEMBER 30, 2001 TO DECEMBER 31, 2001
  (In thousands of United States dollars, except share and per share amounts)


                                                                        2003               2002               2001
                                                                    -----------        -----------         ----------
Revenues
Net investment income                                               $   2,358          $       4
Net realized gains on sales of investments                                507                 --
                                                                    -----------        -----------         ----------

Total revenues                                                          2,865                  4
                                                                    -----------        -----------         ----------

Expenses
General and administrative expenses                                     7,264                112
Interest expense                                                        4,238                984
                                                                    -----------        -----------         ----------

Total expenses                                                         11,502              1,096
                                                                    -----------        -----------         ----------

Net loss before equity in net income of subsidiaries                   (8,637)            (1,092)
Equity in net income of subsidiaries                                  272,074            103,158
                                                                    -----------        -----------         ----------

Net income                                                          $ 263,437          $ 102,066
                                                                    -----------        -----------         ----------


        See accompanying notes to the consolidated financial statements.

SCHEDULE II


                        ENDURANCE SPECIALTY HOLDINGS LTD.
             CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Cont'd.
                     STATEMENTS OF CASH FLOWS - PARENT ONLY
             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002, AND THE
               PERIOD FROM NOVEMBER 30, 2001 TO DECEMBER 31, 2001
                     (In thousands of United States dollars)

                                                                        2003               2002               2001
                                                                    -----------        -----------         ----------
Cash flows used in operating activities:
Net income                                                          $ 263,437          $ 102,066
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                           1,476                 --
Net realized gains on sales of investments                               (507)                --
Stock-based compensation expense                                        1,565              2,415
Equity in net income of subsidiary                                   (272,074)          (103,158)
Accrued investment income                                                (892)                --
Other assets                                                            1,196             (1,884)
Other liabilities                                                         597                 --
                                                                    -----------        -----------         ----------

Net cash used in operating activities                                  (5,202)              (561)
                                                                    -----------        -----------         ----------

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments                      91,218                 --
Proceeds from maturities and calls on fixed maturity
  investments                                                          19,300                 --
Purchases of fixed maturity investments                              (216,787)                --
Investments in subsidiary                                             (50,000)           (92,000)
Dividends received from subsidiary                                     93,609
Net amounts loaned to subsidiaries                                     (3,363)                --
                                                                    -----------        -----------         ----------

Net cash used in investing activities                                 (66,023)           (92,000)
                                                                    -----------        -----------         ----------

Cash flows provided by financing activities:
Proceeds from subsidiary borrowing                                         --                561
Issuance of common shares                                             206,582                 --
Repurchase of common shares                                           (20,295)          (100,000)
Proceeds from bank debt                                                    --            192,000
Bank debt repaid                                                      (88,971)                --
Dividends paid                                                        (20,505)                --
                                                                    -----------        -----------         ----------

Net cash provided by financing activities                              76,811             92,561
                                                                    -----------        -----------         ----------

Net increase in cash and cash equivalents                               5,586                 --
Cash and cash equivalents, beginning of period                             --                 --
                                                                    -----------        -----------         ----------

Cash and cash equivalents, end of period                              $ 5,586                 --
                                                                    -----------        -----------         ----------

        See accompanying notes to the consolidated financial statements.

SCHEDULE III


               ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002, AND THE
               PERIOD FROM NOVEMBER 30, 2001 TO DECEMBER 31, 2001
                     (In thousands of United States dollars)


YEAR ENDED DECEMBER 31, 2003

                                    Reserve
                                      for
                                     Losses                              Net        Losses    Amortization    Other
                        Deferred       and                     Net     Investment    and      of Deferred     Operating      Net
                      Acquisition     Loss      Unearned    Premiums     Income      Loss      Acquisition    Expenses    Premiums
      Segment            Costs      Expenses    Premiums     Earned       (1)      Expenses       Costs         (2)       Written
-------------------   -----------   ---------   ---------   ---------  ----------  ---------  -------------  ----------  ----------
Property Per Risk
 Treaty Reinsurance    $  75,137    $ 188,757   $ 277,621   $ 296,551         --   $ 179,031     $ 74,454    $ 25,021     $ 469,290
Property
 Catastrophe
 Reinsurance               5,062       62,725      45,878     174,158         --      33,393       19,807      13,738       184,303
Casualty Treaty
 Reinsurance              61,067      236,521     223,135     284,843         --     178,725       76,643      22,537       387,497
Property
 Individual Risk           5,982       36,117      48,937      65,408         --      23,317        7,058       7,955        83,929
Casualty
 Individual Risk          11,467      152,473     103,718     173,266         --     118,515       19,069      16,882       214,232
Aerospace and
 Other Specialty
 Lines                    24,672      156,565     125,396     179,721         --     130,715       33,518      14,524       258,593
Not Allocated to
 Segments                     --           --          --          --     71,010          --           --          --            --
                      -----------   ---------   ---------   ---------  ----------  ---------  -------------  ----------  ----------
Total                  $ 183,387    $ 833,158   $ 824,685  $1,173,947   $ 71,010   $ 663,696    $ 230,549    $100,657    $1,597,844
                      -----------   ---------   ---------   ---------  ----------  ---------  -------------  ----------  ----------

(1) Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2) General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment's proportional share of gross premiums written and acquired.

SCHEDULE III


               ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
                  SUPPLEMENTARY INSURANCE INFORMATION, Cont'd.
             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002, AND THE
               PERIOD FROM NOVEMBER 30, 2001 TO DECEMBER 31, 2001
                     (In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2002


                                    Reserve
                                      for
                                     Losses                              Net        Losses    Amortization    Other
                        Deferred       and                     Net     Investment    and      of Deferred     Operating      Net
                      Acquisition     Loss      Unearned    Premiums     Income      Loss      Acquisition    Expenses    Premiums
      Segment            Costs      Expenses    Premiums     Earned       (1)      Expenses       Costs         (2)       Written
-------------------   -----------   ---------   ---------   ---------  ----------  ---------  -------------  ----------  ----------
Property Per Risk
 Treaty Reinsurance      $ 29,493   $ 34,843    $ 108,601   $ 59,453         --    $  35,577     $ 14,607    $ 10,520    $ 168,054
Property
 Catastrophe
 Reinsurance                4,337     40,122       37,303    114,823         --       42,804       16,885      11,150      145,453
Casualty Treaty
 Reinsurance               31,967     56,070      119,211     84,355         --       56,070       20,597      12,743      203,566
Property
 Individual Risk            3,247     13,283       29,055     33,907         --       13,283        3,406       3,939       61,759
Casualty
 Individual Risk            5,854     33,958       62,611     44,292         --       33,958        3,978       6,692      106,903
Aerospace and
 Other Specialty
 Lines                      6,778     22,564       46,524     32,659         --       22,763        4,540       4,955       79,183
Not Allocated to
 Segments                      --         --           --         --     42,938           --           --          --           --
                      -----------   ---------   ---------   ---------  ----------  ---------  -------------  ----------  ----------
Total                    $ 81,676   $200,840    $ 403,305   $369,489   $ 42,938    $ 204,455     $ 64,013    $ 49,999    $ 764,918
                      -----------   ---------   ---------   ---------  ----------  ---------  -------------  ----------  ----------

(1) Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2) General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment's proportional share of gross premiums written and acquired.

SCHEDULE IV


               ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
                                   REINSURANCE
             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002, AND THE
               PERIOD FROM NOVEMBER 30, 2001 TO DECEMBER 31, 2001
                     (In thousands of United States dollars)




                                                                                                          Percentage
                                                             Ceded to     Assumed from                    of Amount
                                                               Other          Other                       Assumed to
                                              Gross          Companies      Companies      Net Amount        Net
                                             ---------       ---------   -------------   ------------     ----------
Year ended December 31, 2003:
  Property and liability insurance           $ 383,870       $  4,153    $ 1,218,127     $ 1,597,844          76%
Year ended December 31, 2002:
  Property and liability insurance           $ 196,927       $ 33,842    $   601,833     $   764,918          79%
Period ended December 31, 2001:
  Property and liability insurance           $     376             --             --     $       376           0%
