Form 10-Q
period 2004-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2004-05-06
CIK 1179755

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2004, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0392908 (I.R.S. Employer Identification No.)

Wellesley House 90 Pitts Bay Road Pembroke HM 08, Bermuda (Address of principal executive offices, including postal code)

Registrant’s Telephone Number, Including Area Code: (441) 278-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of May 6, 2004

Ordinary Shares – $1.00 par value	63,948,486

Back to Contents

     ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	MARCH 31,	DECEMBER 31,
	2004	2003

ASSETS	(UNAUDITED)

Cash and cash equivalents	$274,001	$150,923
Fixed maturity investments available for sale, at fair value (amortized cost: $2,657,937 and $2,497,152 at March 31, 2004 and December 31, 2003, respectively)	2,706,914	2,523,309
Premiums receivable, net (includes $432 and $nil from related parties at March 31, 2004 and December 31, 2003, respectively)	781,463	518,539
Deferred acquisition costs	241,960	183,387
Securities lending collateral	30,620	—
Prepaid reinsurance premiums	4,643	2,335
Accrued investment income	23,515	20,434
Intangible assets	31,463	32,407
Other assets	32,938	27,630

Total assets	$4,127,517	$3,458,964

LIABILITIES

Reserve for losses and loss expenses	$1,019,318	$833,158
Reserve for unearned premiums	1,129,102	824,685
Reinsurance balances payable	25,324	23,977
Securities lending payable	30,620	—
Bank debt	103,029	103,029
Net payable for investments purchased	24,705	—
Other liabilities	32,316	29,300

Total liabilities	2,364,414	1,814,149

SHAREHOLDERS’ EQUITY

Common shares
Ordinary – 63,943,486 issued and outstanding (2003 – 63,912,000)	63,943	63,912
Additional paid-in capital	1,192,908	1,189,570
Accumulated other comprehensive income	71,699	46,068
Retained earnings	434,553	345,265

Total shareholders’ equity	1,763,103	1,644,815

Total liabilities and shareholders’ equity	$4,127,517	$3,458,964

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands of United States dollars, except share and per share amounts)

	2004	2003

Revenues
Gross premiums written	$720,631	$362,115

Net premiums written	717,007	360,054
Change in unearned premiums	(301,181)	(170,401)

Net premiums earned (includes $0.5 million and $0.1 million from related parties in three months ended March 31, 2004 and 2003, respectively)	415,826	189,653
Net investment income	24,675	14,356
Net realized gains on sales of investments	5,176	4,404

Total revenues	445,677	208,413

Expenses
Losses and loss expenses (includes $0.2 million and $nil from related parties in three months ended March 31, 2004 and 2003, respectively)	222,009	104,145
Acquisition expenses (includes $0.1 million and $nil from related parties in three months ended March 31, 2004 and 2003, respectively)	85,518	34,560
General and administrative expenses	31,767	19,466
Amortization of intangibles	944	405
Net foreign exchange losses (gains)	3,159	(2,506)
Interest expense	828	1,207

Total expenses	344,225	157,277

Income before income taxes	101,452	51,136
Income tax (expense) benefit	(580)	65

Net income	100,872	51,201

Other comprehensive income (loss)
Holding gains on investments arising during the period (net of applicable deferred income taxes in 2004 – $1,875 and 2003 – $48)	26,122	3,417
Foreign currency translation adjustments	4,732	(3,022)
Net loss on derivatives designated as cash flow hedge	(47)	(1,442)
Reclassification adjustment for net realized gains included in net income	(5,176)	(4,404)

Other comprehensive income (loss)	25,631	(5,451)

Comprehensive income	$126,503	$45,750

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	64,083,528	58,457,745

Diluted	68,554,793	59,671,510

Basic earnings per share	$1.57	$0.88

Diluted earnings per share	$1.47	$0.86

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands of United States dollars)

	2004	2003

Common shares
Balance, beginning of period	$63,912	$55,000
Issuance of common shares	31	9,600

Balance, end of period	63,943	64,600

Additional paid-in capital
Balance, beginning of period	1,189,570	1,009,415
Issuance of common shares	138	195,744
Issuance of restricted share units	4,957	3,064
Settlement of restricted share units	(1,499)	—
Public offering costs	(834)	(3,711)
Stock-based compensation expense	576	600

Balance, end of period	1,192,908	1,205,112

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	20,722	3,662
Foreign currency translation adjustments	4,732	(3,022)

Balance, end of period	25,454	640

Unrealized holding gains on investments:
Balance, beginning of period	26,230	47,045
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	20,946	(987)

Balance, end of period	47,176	46,058

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(884)	—
Net change from current period hedging transactions	(340)	(1,457)
Net derivative loss reclassified to earnings	293	15

Balance, end of period	(931)	(1,442)

Total accumulated other comprehensive income	71,699	45,256

Retained earnings
Balance, beginning of period	345,265	102,378
Net income	100,872	51,201
Issuance of restricted share units in lieu of dividends	(74)	—
Dividends on common shares	(11,510)	—

Balance, end of period	434,553	153,579

Total shareholders’ equity	$1,763,103	$1,468,547

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands of United States dollars)

	2004	2003

Cash flows provided by operating activities:
Net income	$100,872	$51,201
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,212	6,955
Net realized gains on sales of investments	(5,176)	(4,404)
Deferred taxes	(1,641)	2,405
Stock-based compensation expense	1,325	600
Premiums receivable, net	(262,924)	(114,883)
Deferred acquisition costs	(58,573)	(40,039)
Prepaid reinsurance premiums	(2,308)	796
Accrued investment income	(3,081)	(6,352)
Other assets	(6,276)	(2,245)
Reserve for losses and loss expenses	186,160	96,914
Reserve for unearned premiums	304,417	169,463
Reinsurance balances payable	1,347	3,259
Other liabilities	6,402	(1,966)

Net cash provided by operating activities	269,756	161,704

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	464,823	283,661
Proceeds from maturities and calls on fixed maturity investments	82,043	35,517
Purchases of fixed maturity investments	(679,921)	(574,262)
Purchases of fixed assets	(1,219)	(777)

Net cash used in investing activities	(134,274)	(255,861)

Cash flows (used in) provided by financing activities:
Issuance of common shares	169	205,344
Settlement of restricted share units	(1,499)	—
Offering costs paid	(134)	(3,711)
Bank debt repaid	—	(50,571)
Dividends paid	(11,510)	—

Net cash (used in) provided by financing activities	(12,974)	151,062

Effect of exchange rate changes on cash and cash equivalents	570	(935)

Net increase in cash and cash equivalents	123,078	55,970
Cash and cash equivalents, beginning of period	150,923	256,840

Cash and cash equivalents, end of period	$274,001	$312,810

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), based in Bermuda; Endurance Worldwide Insurance Limited (“Endurance U.K.”), based in London, England; and Endurance Reinsurance Corporation of America (“Endurance U.S.”), based in White Plains, New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to herein as the “Company”.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company”. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Annual Report on Form 10-K”).

Certain reclassifications have been made for 2003 to conform to the 2004 presentation.

2.	Significant events

On March 9, 2004, certain of the Company’s founding shareholders consummated a secondary public offering of the Company’s ordinary shares, par value $1.00 per share. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-112258) that was declared effective by the Securities and Exchange Commission on March 3, 2004.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.	Significant events, cont’d.

Of the ordinary shares registered under the Registration Statement, 8,850,000 were sold at a price to the public of $34.85 per share. The underwriters had an option, exercisable until April 2, 2004, to acquire up to an additional 1,327,500 ordinary shares registered on the Registration Statement to cover over-allotments. On March 12, 2004, the underwriters exercised this option to purchase an additional 944,500 ordinary shares at a price of $34.85 per share. All of the ordinary shares were sold by certain founding shareholders and neither the Company nor any of its officers or directors received any proceeds from the offering.

3.	Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% – 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $30.6 million in securities on loan at March 31, 2004.

4.	Earnings per share

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. In addition to the actual ordinary shares outstanding, the weighted average number of ordinary shares included in the basic earnings per common share calculation also includes the fully vested restricted share units discussed in note 5. Diluted earnings per common share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003, respectivel y:

	2004	2003

Numerator:
Net income available to common shareholders	$100,872	$51,201

Denominator:
Weighted average shares – basic
Ordinary shares outstanding	63,921,561	58,413,333
Vested restricted share units outstanding	161,967	44,412

	64,083,528	58,457,745
Share equivalents
Warrants	3,113,172	908,744
Options	1,358,093	305,021

Weighted average shares – diluted	68,554,793	59,671,510

Basic earnings per common share	$1.57	$0.88

Diluted earnings per common share	$1.47	$0.86

The Company declared a dividend of $0.18 per common share on February 12, 2004. The dividend was paid on March 31, 2004 to shareholders of record as of March 17, 2004. The Company did not declare or pay a dividend in the first quarter of 2003.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

5.	Stock-based employee compensation plans

The Company has a stock-based employee compensation plan (the “Option Plan”) which provides for the grant of options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees. On March 1, 2004, the Company settled $4.2 million of its 2003 annual bonus obligations to certain employees with grants of 124,067 fully vested restricted share units. The restricted share units will be automatically settled over a four year period. At the Company’s exclusive option, the restricted share units may be settled in cash, ordinary shares or in a combination thereof. The fair value of the restricted share units at the date of grant was equal to the 2003 bonus obligation recognized during the year ended December 31, 2003, and as such, no additional compensation expense has been recognized in 2004 related to the 2003 bonus awards. Holders of restricted share units receive additional incremental restricted share units when the Company pays dividends on its ordinary shares.

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Option Plan vest over periods of up to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2004 and 2003, respectively:

	2004	2003

Net income, as reported	$100,872	$51,201
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,325	600
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,325)	(2,797)

Pro forma net income	$100,872	$49,004

Earnings per share:
Basic – as reported	$1.57	$0.88

Basic – pro forma	$1.57	$0.84

Diluted – as reported	$1.47	$0.86

Diluted – pro forma	$1.47	$0.82

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has six reportable business segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk and aerospace and other specialty lines.

•	Property Per Risk Treaty Reinsurance – reinsures individual property risks of ceding companies on a treaty basis.

•	Property Catastrophe Reinsurance – reinsures catastrophic perils for ceding companies on a treaty basis.

•	Casualty Treaty Reinsurance – reinsures third party liability exposures from ceding companies on a treaty basis.

•	Property Individual Risk – insurance and facultative reinsurance of commercial properties.

•	Casualty Individual Risk – insurance and facultative reinsurance of third party liability exposures.

•	Aerospace and Other Specialty Lines – insurance and reinsurance of aerospace lines and to a lesser extent of unique opportunities, including a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others.

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment’s proportional share of gross premiums written.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the three months ended March 31, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

Revenues
Gross premiums written	$206,413	$128,538	$187,178

Net premiums written	206,413	128,538	184,428

Net premiums earned	118,125	53,373	106,055

Expenses
Losses and loss expenses	60,616	2,913	69,285
Acquisition expenses	30,040	6,195	28,040
General and administrative expenses	8,123	5,294	8,306

	98,779	14,402	105,631

Underwriting income	$19,346	$38,971	$424

Loss ratio	51.3%	5.5%	65.3%
Acquisition expense ratio	25.4%	11.6%	26.4%
General and administrative expense ratio	6.9%	9.9%	7.8%

Combined ratio	83.6%	27.0%	99.5%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines

Revenues
Gross premiums written	$29,534	$50,091	$118,877

Net premiums written	28,660	50,091	118,877

Net premiums earned	22,855	54,675	60,743

Expenses
Losses and loss expenses	6,154	38,572	44,469
Acquisition expenses	2,681	6,130	12,432
General and administrative expenses	2,321	3,855	3,868

	11,156	48,557	60,769

Underwriting income (loss)	$11,699	$6,118	$(26)

Loss ratio	26.9%	70.5%	73.2%

Acquisition expense ratio	11.7%	11.2%	20.5%

General and administrative expense ratio	10.2%	7.1%	6.4%

Combined ratio	48.8%	88.8%	100.1%

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the three months ended March 31, 2003:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

Revenues
Gross premiums written	$91,979	$60,634	$83,427

Net premiums written	91,979	61,344	81,162

Net premiums earned	41,036	36,027	40,252

Expenses
Losses and loss expenses	24,794	6,292	26,654
Acquisition expenses	9,119	5,207	10,927
General and administrative expenses	5,403	2,792	3,913

	39,316	14,291	41,494

Underwriting income (loss)	$1,720	$21,736	$(1,242)

Loss ratio	60.4%	17.5%	66.2%
Acquisition expense ratio	22.2%	14.5%	27.2%
General and administrative expense ratio	13.2%	7.7%	9.7%

Combined ratio	95.8%	39.7%	103.1%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines

Revenues
Gross premiums written	$14,597	$33,522	$77,956

Net premiums written	14,091	33,522	77,956

Net premiums earned	15,015	31,915	25,408

Expenses
Losses and loss expenses	2,239	24,153	20,013
Acquisition expenses	1,585	3,865	3,857
General and administrative expenses	1,158	2,546	3,654

	4,982	30,564	27,524

Underwriting income (loss)	$10,033	$1,351	$(2,116)

Loss ratio	14.9%	75.7%	78.8%
Acquisition expense ratio	10.6%	12.1%	15.2%
General and administrative expense ratio	7.7%	8.0%	14.4%

Combined ratio	33.2%	95.8%	108.4%

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table reconciles total segment results to consolidated income before income taxes for the three months ended March 31, 2004 and 2003, respectively:

	2004	2003

Total underwriting income	$76,532	$31,482
Net investment income	24,675	14,356
Net foreign exchange (losses) gains	(3,159)	2,506
Net realized gains on sales of investments	5,176	4,404
Amortization of intangibles	(944)	(405)
Interest expense	(828)	(1,207)

Consolidated income before income taxes	$101,452	$51,136

The following table provides the reserves for losses and loss expenses by segment as of March 31, 2004 and 2003, respectively:

	2004	2003

Property Per Risk Treaty Reinsurance	$227,173	$58,146
Property Catastrophe Reinsurance	63,045	45,988
Casualty Treaty Reinsurance	301,644	82,077
Property Individual Risk	39,756	15,508
Casualty Individual Risk	191,045	58,111
Aerospace and Other Specialty Lines	196,655	37,924

Total	$1,019,318	$297,754

7.	Commitments and contingencies

Concentrations of credit risk. As of March 31, 2004, substantially all the Company’s cash and investments were held by two custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury.

Major production sources. During the three month period ended March 31, 2004, the Company obtained 67% of its gross premiums written through three brokers: Aon Corporation – 29.8%, Marsh & McLennan Companies, Inc. – 23.1%, and Benfield Group – 14.3%.

Letters of credit. As of March 31, 2004, the Company’s bankers have issued letters of credit of approximately $251.4 million in favor of certain ceding companies.

Investment commitments. As of March 31, 2004, the Company had committed cash and cash equivalents and fixed maturity investments of $241.1 million in favor of certain ceding companies to collateralize obligations. In addition, at March 31, 2004, fixed maturity investments with a fair value of $3.5 million are on deposit with U.S. state regulators.

Back to Contents

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.	Commitments and contingencies, cont’d.

Employment agreements. The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances.

Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2004 are as follows:

Year Ended
March 31,	Amount

2005	$5,506
2006	5,563
2007	5,290
2008	5,193
2009	5,281
2010 and thereafter	23,341

$50,174

Total rent expense under operating leases for the three month period ended March 31, 2004 was $1,628,000 (2003 – $429,000).

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations for the three month period ended March 31, 2004. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2003, the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in the 2003 Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2003 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), based in Bermuda; Endurance Worldwide Insurance Limited (“Endurance U.K.”), based in London, England; and Endurance Reinsurance Corporation of America (“Endurance U.S.”), based in New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the “Company”.

The Company writes specialty lines of commercial property and casualty insurance and reinsurance on a global basis, and seeks to create a portfolio of specialty lines which are profitable and have limited correlation with one another. The Company’s portfolio of specialty lines of business is organized into the following segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk, and aerospace and other specialty lines.

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

Casualty insurance and reinsurance is primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, workers’ compensation, public liability, automobile liability, personal liability and aviation liability insurance. The Company writes casualty lines through its casualty treaty reinsurance, casualty individual risk, and aerospace and other specialty lines segments.

Back to Contents

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company’s critical accounting estimates please refer to the 2003 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and Audit Committee.

Results of operations – for the three month period
ended March 31, 2004

Results of operations for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003	Change (1)

Underwriting income	(in thousands)
Revenues
Gross premiums written	$720,631	$362,115	99.1%

Net premiums written	717,007	360,054	99.1%

Net premiums earned	415,826	189,653	119.3%

Expenses
Losses and loss expenses	222,009	104,145	113.2%
Acquisition expenses	85,518	34,560	147.4%
General and administrative expenses	31,767	19,466	63.2%

	339,294	158,171	114.5%

Underwriting income	76,532	31,482	143.1%

Net investment income	24,675	14,356	71.9%
Net foreign exchange (losses) gains	(3,159)	2,506	(226.1%)
Net realized gains on sales of investments	5,176	4,404	17.5%
Amortization of intangibles	(944)	(405)	133.1%
Interest expense	(828)	(1,207)	(31.4%)
Income tax (expense) benefit	(580)	65	(992.3%)

Net income	$100,872	$51,201	97.0%

Loss ratio	53.4%	54.9%	(1.5)
Acquisition expense ratio	20.6%	18.2%	2.4
General and administrative expense ratio	7.6%	10.3%	(2.7)

Combined ratio	81.6%	83.4%	(1.8)

Reserve for losses and loss expenses	$1,019,318	$297,754	242.3%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Back to Contents

Premiums. Gross premiums written increased during the three months to March 31, 2004 as a result of the renewal of business obtained from the Hart Re portfolio acquisition during the second quarter of 2003, growth from the Company’s U.S. and U.K. subsidiaries which commenced operations at the beginning of 2003, and other growth experienced in Bermuda. The growth in written premiums was experienced across a number of business segments including property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance and aerospace and other specialty lines. Premium growth of approximately $195 million in the three month period resulted from new business written at Endurance U.S. and Endurance U.K. which have observed favorable underwriting opportunities across the property per risk treaty, casualty treaty reinsurance and property individual risk segments. Significant premium growth has also been recorded in Endurance Bermuda within the property catastrophe reinsurance segment as the Company increased the capital allocated to that segment, resulting in an increase in premiums written of $68 million for the three month period. These specific areas of premium growth were modestly offset by business that was not renewed because terms and conditions did not meet the Company’s requirements

Premiums ceded in both the three month period ended March 31, 2004 and 2003 were negligible. The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned increased in 2004 as a result of the higher level of premiums written in the three months ended March 31, 2004 compared to 2003, in addition to the earning of net premiums that were written in 2003 and 2002.

Net Investment Income. Net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. The increase in net investment income was principally due to an increase in invested assets of approximately 50%. The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months. Investment expenses for the three months ended March 31, 2004 were $1.0 million compared to investment expenses of $0.5 million for the same period in 2003.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended March 31, 2004 were 3.57% and 2.09%, respectively. For the three months ended March 31, 2003, the annualized period book yield and total return were 3.40% and 3.87%, respectively. The yield on the benchmark five year U.S. Treasury bond has fluctuated in a range of 71 basis points from a high of 3.35% to a low of 2.64% during the quarter. The Company has taken this opportunity to accumulate cash and expects to redeploy it when market rates rise. The decline in interest rates coupled with the Company’s increased cash position has shortened the portfolio duration to 2.74 years from 3.08 years at December 31, 2003 and 2.52 years at March 31, 2003. Overall, the annualized period book yield of the portfolio has increased due to investments made during the last twelve months and the repositioning of some of the Company’s portfolio from government securities into higher yielding fixed income investments.

Losses and Loss Expenses. The reported loss ratio is characterized by various factors. Since the first quarter of 2003 there has been a shift in the mix of business towards casualty business. The impact of the HartRe transaction and the other areas of premium growth resulted in a lower mix of property catastrophe reinsurance. While this shift in business mix has resulted in a slightly higher weighted average loss ratio for the current year to date, some business lines, particularly property individual risk and property catastrophe reinsurance experienced lower levels of reported losses than previously anticipated thereby resulting in favorable adjustments to reserves.

In the three month period ended March 31, 2004, loss reserves held by the Company for the 2002 and 2003 accident years proved to be moderately redundant. During the period, the Company’s previously estimated ultimate losses for those accident years were reduced by $19.4 million. This reduction in the Company’s estimated losses for prior years was experienced most significantly in the Property Catastrophe and the Property Individual Risk segments.

Back to Contents

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See “- Reserve for Losses and Loss Expenses” for further discussion.

Acquisition Expenses. The increase in acquisition expense ratio is due to changes in the mix of business resulting from the growth of the Company’s underwriting activities, most notably at Endurance U.S. which wrote a number of large treaty contracts.

General and Administrative Expenses. Growth in general and administrative expenses principally reflected the establishment of Endurance U.S. and Endurance U.K. At March 31, 2004 the Company had 255 employees compared to 143 employees at March 31, 2003. The general and administrative expense ratio for the three months ended March 31, 2004 was 7.6% compared to a general and administrative expense ratio of 10.3% for the three months ended March 31, 2003. The ratio has declined as a result of growth in premiums earned.

Net Income. The increase in net income for the three months ended March 31, 2004 compared to the same period in 2003 was due to the growth of the Company’s premiums, strong underwriting margin and an increase in invested assets. Net income in the first quarter of 2004 was positively impacted by the results of all of the Company’s business segments, most notably in the Property Catastrophe Reinsurance segment.

Underwriting results by operating segments

The determination of the Company’s business segments was based on how the Company monitors the performance of its underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment’s proportional share of gross premiums written.

Back to Contents

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended March 31, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

		(in thousands)
Revenues
Gross premiums written	$206,413	$128,538	$187,178

Net premiums written	206,413	128,538	184,428

Net premiums earned	118,125	53,373	106,055

Expenses
Losses and loss expenses	60,616	2,913	69,285
Acquisition expenses	30,040	6,195	28,040
General and administrative expenses	8,123	5,294	8,306

	98,779	14,402	105,631

Underwriting income	$19,346	$38,971	$424

Loss ratio	51.3%	5.5%	65.3%
Acquisition expense ratio	25.4%	11.6%	26.4%
General and administrative expense ratio	6.9%	9.9%	7.8%

Combined ratio	83.6%	27.0%	99.5%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total

		(in thousands)
Revenues
Gross premiums written	$29,534	$50,091	$118,877	$720,631

Net premiums written	28,660	50,091	118,877	717,007

Net premiums earned	22,855	54,675	60,743	415,826

Expenses
Losses and loss expenses	6,154	38,572	44,469	222,009
Acquisition expenses	2,681	6,130	12,432	85,518
General and administrative expenses	2,321	3,855	3,868	31,767

	11,156	48,557	60,769	339,294

Underwriting income (loss)	$11,699	$6,118	$(26)	$76,532

Loss ratio	26.9%	70.5%	73.2%	53.4%
Acquisition expense ratio	11.7%	11.2%	20.5%	20.6%
General and administrative expense ratio	10.2%	7.1%	6.4%	7.6%

Combined ratio	48.8%	88.8%	100.1%	81.6%

Back to Contents

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended March 31, 2003.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

		(in thousands)
Revenues
Gross premiums written	$91,979	$60,634	$83,427

Net premiums written	91,979	61,344	81,162

Net premiums earned	41,036	36,027	40,252

Expenses
Losses and loss expenses	24,794	6,292	26,654
Acquisition expenses	9,119	5,207	10,927
General and administrative expenses	5,403	2,792	3,913

	39,316	14,291	41,494

Underwriting income (loss)	$1,720	$21,736	$(1,242)

Loss ratio	60.4%	17.5%	66.2%
Acquisition expense ratio	22.2%	14.5%	27.2%
General and administrative expense ratio	13.2%	7.7%	9.7%

Combined ratio	95.8%	39.7%	103.1%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total

		(in thousands)
Revenues
Gross premiums written	$14,597	$33,522	$77,956	$362,115

Net premiums written	14,091	33,522	77,956	360,054

Net premiums earned	15,015	31,915	25,408	189,653

Expenses
Losses and loss expenses	2,239	24,153	20,013	104,145
Acquisition expenses	1,585	3,865	3,857	34,560
General and administrative expenses	1,158	2,546	3,654	19,466

	4,982	30,564	27,524	158,171

Underwriting income (loss)	$10,033	$1,351	$(2,116)	$31,482

Loss ratio	14.9%	75.7%	78.8%	54.9%
Acquisition expense ratio	10.6%	12.1%	15.2%	18.2%
General and administrative expense ratio	7.7%	8.0%	14.4%	10.3%

Combined ratio	33.2%	95.8%	108.4%	83.4%

Back to Contents

Property per risk treaty reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the three months ended March 31, 2004 and 2003, respectively.

	THREE MONTHS ENDED
	March 31,	March 31,
	2004	2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$206,413	$91,979	124.4%

Net premiums written	206,413	91,979	124.4%

Net premiums earned	118,125	41,036	187.9%

Expenses
Losses and loss expenses	60,616	24,794	144.5%
Acquisition expenses	30,040	9,119	229.4%
General and administrative expenses	8,123	5,403	50.3%

	98,779	39,316	151.2%

Underwriting income	$19,346	$1,720	NM (2)

Loss ratio	51.3%	60.4%	(9.1)
Acquisition expense ratio	25.4%	22.2%	3.2
General and administrative expense ratio	6.9%	13.2%	(6.3)

Combined ratio	83.6%	95.8%	(12.2)

Reserve for losses and loss expenses	$227,173	$58,146	290.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. The increase in gross premiums written was in large part due to the renewal of policies acquired as part of the HartRe business in May 2003. These renewals contributed approximately $40 million in premiums written in the three months ended March 31, 2004. In addition, part of the increase in premiums written is a result of the expansion of underwriting activities at Endurance U.S. and Endurance U.K. which have generated $46 million and $42 million in new business, respectively. These areas of premium growth have been offset by certain business that has not been renewed where terms and conditions have no longer met the Company’s requirements. The growth in premiums earned benefited significantly from the earning of premiums written in 2003. During 2003, 67% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period. In the three month period ended Marc h 31, 2004, 47% of premiums were written on a policies attaching basis and therefore premiums written in the 2004 underwriting year are being earned over a shorter period on average than those written in 2003.

Losses and Loss Expenses. The low loss ratios in 2004 and 2003 reflected the generally low level of loss emergence, both catastrophic losses and attritional losses, during both years.

Back to Contents

Acquisition Expenses. The acquisition expense ratio for 2004 was largely consistent with 2003. The slight increase was due to a moderate shift in the mix of business.

General and Administrative Expenses. The increase in general and administrative expenses reflected the growth in the underwriting staff at Endurance U.S. and Endurance U.K. during the twelve months ended March 31, 2004. General and administrative expenses as a percentage of net premiums earned have decreased as premium earnings have increased significantly.

Property catastrophe reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the three months ended March 31, 2004 and 2003, respectively.

	THREE MONTHS ENDED
	March 31,	March 31,
	2004	2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$128,538	$60,634	112.0%

Net premiums written	128,538	61,344	109.5%

Net premiums earned	53,373	36,027	48.1%

Expenses
Losses and loss expenses	2,913	6,292	(53.7%)
Acquisition expenses	6,195	5,207	19.0%
General and administrative expenses	5,294	2,792	89.6%

	14,402	14,291	0.8%

Underwriting income	$38,971	$21,736	79.3%

Loss ratio	5.5%	17.5%	(12.0)
Acquisition expense ratio	11.6%	14.5%	(2.9)
General and administrative expense ratio	9.9%	7.7%	2.2

Combined ratio	27.0%	39.7%	(12.7)

Reserve for losses and loss expenses	$63,045	$45,988	37.1%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written is due to the Company increasing the amount of capital committed to this segment. As a result of the growth experienced across many of the other lines of business over the last twelve months, the Company has been able to increase property catastrophe premiums whilst maintaining its objective of limiting the expected economic loss from a one in one hundred year series of catastrophic events to no more than 25% of total capital. The majority of the contracts associated with this segment are written on a losses occurring basis. The growth in premiums earned is a result of the increase in premiums written in the twelve months to March 31, 2004 compared to the corresponding period to March 31, 2003.

Back to Contents

Losses and Loss Expenses. The low loss ratios for the three month periods ended March 31, 2004 and 2003 reflected the generally low level of catastrophic loss emergence during both years. Positive development on the Company’s losses and loss expense reserves related to prior periods had a more marked effect in the period ended March 31, 2004 than the corresponding period to March 31, 2003.

Acquisition Expenses. The reduction in acquisition expense ratio is a result of the changing profile of business written as premiums have increased.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate expenses.

Casualty treaty reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the three months ended March 31, 2004 and 2003, respectively.

	THREE MONTHS ENDED
	March 31,	March 31,
	2004	2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$187,178	$83,427	124.4%

Net premiums written	184,428	81,162	127.2%

Net premiums earned	106,055	40,252	163.5%

Expenses
Losses and loss expenses	69,285	26,654	159.9%
Acquisition expenses	28,040	10,927	156.6%
General and administrative expenses	8,306	3,913	112.3%

	105,631	41,494	154.6%

Underwriting income (loss)	$424	$(1,242)	134.1%

Loss ratio	65.3%	66.2%	(0.9)
Acquisition expense ratio	26.4%	27.2%	(0.8)
General and administrative expense ratio	7.8%	9.7%	(1.9)

Combined ratio	99.5%	103.1%	(3.6)

Reserve for losses and loss expenses	$301,644	$82,077	267.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was in large part due to the renewal of policies acquired as part of the HartRe business in May 2003. These renewals contributed $38 million in premiums written in the three months ended March 31, 2004. In addition, the Company has experienced organic growth at Endurance Bermuda and Endurance U.S. which has generated $32 million and $65 million in new business, respectively. These areas of premium growth have been offset by certain business that has not been renewed where terms and conditions have no longer met the Company’s requirements. The growth in premiums earned benefited significantly from the earning of premiums written in 2003. During 2003, 72% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period. In the three month period ended March 31, 2004, 37% of premiums were written on a policies attaching basis and therefore premiums written in the 2004 underwriting year are being earned over a shorter period on average than those written in 2003.

Back to Contents

Losses and Loss Expenses. Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The slight difference in loss ratio was a result of differences in the mix of business.

Acquisition Expenses. The acquisition cost ratio for the three months ended March 31, 2004 is largely consistent compared to the same period to March 31, 2003. The slight decrease is due to a moderate shift in the mix of business.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Property individual risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. This business is written by Endurance Bermuda and Endurance U.K. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the three months ended March 31, 2004 and 2003, respectively.

	THREE MONTHS ENDED
	March 31,	March 31,
	2004	2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$29,534	$14,597	102.3%

Net premiums written	28,660	14,091	103.4%

Net premiums earned	22,855	15,015	52.2%

Expenses
Losses and loss expenses	6,154	2,239	174.9%
Acquisition expenses	2,681	1,585	69.1%
General and administrative expenses	2,321	1,158	100.4%

	11,156	4,982	123.9%

Underwriting income	$11,699	$10,033	16.6%

Loss ratio	26.9%	14.9%	12.0
Acquisition expense ratio	11.7%	10.6%	1.1
General and administrative expense ratio	10.2%	7.7%	2.5

Combined ratio	48.8%	33.2%	15.6

Reserve for losses and loss expenses	$39,756	$15,508	156.4%

(1)      With respect to ratios, changes show increase or decrease in percentage points.

Back to Contents

Premiums. Premiums written in the three months ended March 31, 2004 grew largely due to new business generated by Endurance U.K. which expanded its team of underwriters and support staff throughout 2003. Endurance U.K. generated new business of $15 million in the three month period ended March 31, 2004. This segment has seen decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a portion of policies not being renewed due to less attractive terms. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses. In general, losses in this segment were lower than expected reflecting a lack of large individual property losses experienced by the market in the three month periods ended March 31, 2004 and 2003. The low loss ratio in both 2004 and 2003 was partly due to positive loss development on prior underwriting year business. The higher loss ratio in 2004 was a result of the decreasing pricing trend which has caused initial expected loss ratios to increase.

Acquisition Expenses. The acquisition expense ratio for the three months ended March 31, 2004 was largely consistent with the same period in 2003; the slight increase was due to a moderate shift in the mix of business brought about by the growth in premiums generated by Endurance U.K.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Casualty individual risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors’ and officers’ liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers.

Back to Contents

The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the three months ended March 31, 2004 and 2003, respectively.

	THREE MONTHS ENDED
	March 31,	March 31,
	2004	2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$50,091	$33,522	49.4%

Net premiums written	50,091	33,522	49.4%

Net premiums earned	54,675	31,915	71.3%

Expenses
Losses and loss expenses	38,572	24,153	59.7%
Acquisition expenses	6,130	3,865	58.6%
General and administrative expenses	3,855	2,546	51.4%

	48,557	30,564	58.9%

Underwriting income	$6,118	$1,351	352.8%

Loss ratio	70.5%	75.7%	(5.2)
Acquisition expense ratio	11.2%	12.1%	(0.9)
General and administrative expense ratio	7.1%	8.0%	(0.9)

Combined ratio	88.8%	95.8%	(7.0)

Reserve for losses and loss expenses	$191,045	$58,111	228.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a 12-month period. The Company has observed slightly improved market conditions with pricing either holding firm or increasing ahead of loss trend factors. Capacity is increasing across all lines but has not yet impacted pricing adversely. Premiums in all lines have increased as a result of the favorable market conditions and an expansion of the underwriting staff dedicated to this segment, which totaled 28 at March 31, 2004 versus 13 at March 31, 2003. The increase in premiums earned was a result of higher premiums written in the twelve months ended March 31, 2004 against those written in the corresponding period to March 31, 2003.

Losses and Loss Expenses. The Company has received only a limited number of notices of potential losses for this segment, none of which has yet reached a level which would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company’s actuaries was based on historical industry loss data and business segment specific pricing information.

Acquisition Expenses. The acquisition expense ratio for the three months ended March 31, 2004 was largely consistent with the corresponding period in 2003. The slight decrease reflects variations in individual contract terms.

General and Administrative Expenses. The increase in general and administrative expenses was due to the increase in the number of staff dedicated to this segment.

Back to Contents

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Aerospace and Other Specialty Lines business segment for the three months ended March 31, 2004 and 2003, respectively.

	THREE MONTHS ENDED
	March 31,	March 31,
	2004	2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$118,877	$77,956	52.5%

Net premiums written	118,877	77,956	52.5%

Net premiums earned	60,743	25,408	139.1%

Expenses
Losses and loss expenses	44,469	20,013	122.2%
Acquisition expenses	12,432	3,857	222.3%
General and administrative expenses	3,868	3,654	5.9%

	60,769	27,524	120.8%

Underwriting loss	$(26)	$(2,116)	(98.8%)

Loss ratio	73.2%	78.8%	(5.6)
Acquisition expense ratio	20.5%	15.2%	5.3
General and administrative expense ratio	6.4%	14.4%	(8.0)

Combined ratio	100.1%	108.4%	(8.3)

Reserve for losses and loss expenses	$196,655	$37,924	418.6%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was in large part due to the renewal of policies acquired as part of the HartRe business in May 2003. These renewals contributed $51 million in premiums written in the three months ended March 31, 2004. The majority of this amount represented the Company’s participation in a large aviation pool. Other increases in premiums written were generated by an expansion in underwriting staff within the Company’s marine and personal accident teams which combined have contributed $26 million to premium growth. The effect of the HartRe business and increased marine and personal accident premiums written were partially offset by lower premiums written in other specialty lines. The growth in premiums earned was largely due to the increase in premiums written. In addition, premiums earned benefited from the earning of premiums written in 2003. During 2003, 83% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period. In the three months ended March 31, 2004, 85% of premiums in this segment were written on a policies attaching basis.

Losses and Loss Expenses. The decrease in the loss ratio is due to the relatively lower level of loss emergence in the three months ended March 31, 2004 against the corresponding period in 2003.

Acquisition Expenses. The increase in expense ratio was due to the changes in mix of business towards proportional reinsurance contracts in aerospace lines.

Back to Contents

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate overhead allocation.

Significant transactions and events

On March 9, 2004, certain of the Company’s founding shareholders consummated a secondary public offering of the Company’s ordinary shares, par value $1.00 per share. Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint bookrunning managers, together with Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc. and Wachovia Capital Markets, LLC, as the representatives of the underwriters. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-112258) that was declared effective by the Securities and Exchange Commission on March 3, 2004. Of the ordinary shares registered under the Registration Statement, 8,850,000 were sold at a price to the public of $34.85 per share. The underwriters had an option, exercisable until April 2, 2004, to acquire up to an additional 1,327,500 ordinary shares registered on the Registration Statement to cover over-allotments. On March 12, 2004, the underwriters exercised this option to purchase an additional 944,500 ordinary shares at a price of $34.85 per share. All of the ordinary shares were sold by certain founding shareholders and neither the Company nor any of its officers or directors received any proceeds from the offering.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2004, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $353.2 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

The Company has agreed with the New York Insurance Department not to take a dividend from Endurance U.S. until December 2004 without prior regulatory approval. In addition, Endurance U.S. and Endurance U.K. are each subject to significant regulatory restrictions limiting their ability to pay dividends. Accordingly, the Company does not currently intend to seek a dividend from Endurance U.S. or Endurance U.K.

The Company’s aggregate invested assets as of March 31, 2004 totaled $2.9 billion compared to aggregate invested assets of $2.7 billion as of December 31, 2003. The increase in invested assets since December 31, 2003 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by loss and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid.

In accordance with the terms of the Company’s term loan facility, the Company is obligated to make principal payments of $76.8 million in September, 2004 and $26.2 million in September, 2005. The Company’s term loan borrowings currently bear interest at the London Interbank Offered Rate plus 0.875% (2.0% per annum at March 31, 2004).

Back to Contents

On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under its credit facilities and capital base established by its initial public offering and the private placement, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness in order to implement its business strategy or pay claims.

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Information about Market Risk” included in the 2003 Annual Report on Form 10-K.

Currency

The Company’s functional currency is U.S. dollars for Endurance Bermuda and Endurance U.S. and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

Effects of inflation

The effects of inflation could cause the severity of claims to rise in the future. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified.

Reserve for losses and loss expenses

As of March 31, 2004, the Company had accrued losses and loss expense reserves of $1.0 billion. This amount represents the Company’s actuarial best estimate of the ultimate liability for payment of losses and loss expenses. During the three month period ended March 31, 2004, the Company paid losses and loss expenses of $35.6 million.

As of March 31, 2004, the Company had been notified of a moderate number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined . See “–Critical Accounting Policies – Reserve for Losses and Loss Expenses.” included in the 2003 Annual Report on Form 10-K.

Back to Contents

Incurred losses for the three months ended March 31, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total

	(in thousands)
Incurred related to:
Current year	$63,008	$10,201	$71,112	$12,448	$38,943	$45,669	$241,381
Prior years	(2,392)	(7,288)	(1,827)	(6,294)	(371)	(1,200)	(19,372)

Total Incurred Losses	$60,616	$2,913	$69,285	$6,154	$38,572	$44,469	$222,009

Incurred losses for the three months ended March 31, 2004 include approximately $19.4 million in positive development of reserves relating to the prior accident years. The positive loss reserve development experienced during the three months ended March 31, 2004 benefited the Company’s reported loss ratio by approximately 4.7%.

During the three months ended March 31, 2004, the reduction in the Company’s initial estimated losses for prior accident years was experienced most significantly in the Property Catastrophe segment, where the initial estimate was reduced by approximately $7 million; and the Property Individual Risk segment, where the initial estimate was reduced by approximately $6 million. The balance of the $19.4 million redundancy was experienced across all the remaining business segments.

The above reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses.

Reserves for losses and loss expenses are comprised of the following at March 31, 2004:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total

	(in thousands)

Case Reserves	$66,083	$29,322	$40,926	$14,081	$—	$44,782	$195,194
IBNR	161,090	33,723	260,718	25,675	191,045	151,873	824,124

Reserve for Losses and
Loss Expenses	$227,173	$63,045	$301,644	$39,756	$191,045	$196,655	$1,019,318

Cautionary statement regarding forward-looking statements

Some of the statements contained herein, and certain statements that the Company may make in a press release or that Company officials may make orally may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general and the insurance and reinsurance sectors specifically, both as to underwriting and investment matters. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

Back to Contents

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following:

—	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products;
—	the impact of acts of terrorism and acts of war;
—	the effects of terrorist related insurance legislation and laws;
—	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices have anticipated;
—	decreased level of demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty reinsurers;
—	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of the Company’s subsidiaries;
—	uncertainties in the Company’s reserving process;
—	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;
—	changes in regulations or tax laws applicable to us, the Company’s subsidiaries, brokers or customers;
—	acceptance of the Company’s products and services, including new products and services;
—	the inability to renew business previously underwritten or acquired;
—	changes in the availability, cost or quality of reinsurance or retrocessional coverage;
—	loss of key personnel;
—	political stability of Bermuda;
—	changes in accounting policies or practices; and
—	changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect the Company’s investment portfolio.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2003 Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Back to Contents

Item 4. Controls and Procedures

a)      Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

b)      Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II

     OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings generally arising in the normal course of its business. The Company does not believe that the eventual outcome of any such proceeding will have a material effect on its financial condition or business. The Company’s subsidiaries are regularly engaged in the investigation and the defense of claims arising out of the conduct of their business. Pursuant to the Company’s insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

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

None of the proceeds from the offering were paid, directly or indirectly, to any of the Company’s officers or directors or any of their associates, or to any persons owning ten percent or more of the Company’s outstanding ordinary shares or to any of the Company’s affiliates. Upon consummation of the offering, the Company applied $50.6 million of the net proceeds of the offering to the repayment of principal under the Company’s term loan facility. On June 12, 2003, the Company contributed $50 million to the capital of its subsidiary, Endurance Specialty Insurance Ltd., for further contribution to its United States subsidiary, Endurance Reinsurance Corporation of America. The Company has invested the remaining net proceeds of the offering in long-term, investment-grade, interest bearing instruments.

For a description of working capital restrictions and other limitations upon the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Back to Contents

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

Date of Report	Item Reported

January 23, 2004	The issuance by the Company of the press release pursuant to Rule 135 reporting the receipt of notice of exercise of the demand registration rights of certain of its founding shareholders under the terms of the Registration Rights Agreement between the Company and its founding shareholders.

The issuance by the Company of the press release and related investor financial supplement reporting the Company’s results for the fiscal year ended December 31, 2003.

January 28, 2004	The filing by the Company of a Registration Statement Form S-1 (File No. 333-112258) on behalf of certain selling shareholders of the Company’s ordinary shares relating to the sale of up to 8,050,000 ordinary shares.

February 18, 2004	The filing by the Company of Amendment No. 1 to its Registration Statement on Form S-1 (Registration No. 333-112258) on behalf of certain selling shareholders of the Company’s ordinary shares relating to the sale of up to 9,200,000 ordinary shares.

March 2, 2004	The filing by the Company of Amendment No. 2 to its Registration Statement on Form S-1 (Registration No. 333-112258) on behalf of certain selling shareholders of the Company’s ordinary shares relating to the sale of up to 9,200,000 ordinary shares.

March 4, 2004	The filing by the Company of a prospectus pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on behalf of certain selling shareholders of the Company’s ordinary shares relating to their sale of up to 10,177,500 ordinary shares.

March 25, 2004	The slides from presentation by management to certain investors and analysts at the Credit Suisse First Boston 2004 Insurance Conference on March 25, 2004.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2004	By:	/s/ Kenneth J. LeStrange Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President

Date: May 6, 2004	By:	/s/ James R. Kroner James R. Kroner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)