Form 10-Q
period 2004-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2004-08-11
CIK 1179755

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2004,

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of August 10, 2004

Ordinary Shares - $1.00 par value	61,866,952

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	JUNE 30, 2004	DECEMBER 31, 2003

	(UNAUDITED)
ASSETS
Cash and cash equivalents	$247,977	$150,923
Fixed maturity investments available for sale, at fair value (amortized cost: $2,901,239 and $2,497,152 at June 30, 2004 and December 31, 2003, respectively)	2,876,181	2,523,309
Premiums receivable, net (includes $216 and $nil from related parties at June 30, 2004 and December 31, 2003, respectively)	711,463	518,539
Deferred acquisition costs	229,920	183,387
Securities lending collateral	257,656	—
Prepaid reinsurance premiums	3,595	2,335
Accrued investment income	22,763	20,434
Intangible assets	31,640	32,407
Other assets	40,424	27,630

Total assets	$4,421,619	$3,458,964

LIABILITIES
Reserve for losses and loss expenses	$1,170,296	$833,158
Reserve for unearned premiums	1,082,096	824,685
Reinsurance balances payable	25,567	23,977
Securities lending payable	257,656	—
Bank debt	103,029	103,029
Net payable for investments purchased	17,289	—
Other liabilities	34,415	29,300

Total liabilities	2,690,348	1,814,149

SHAREHOLDERS’ EQUITY
Common shares
Ordinary – 61,989,152 issued and outstanding (2003 – 63,912,000)	61,989	63,912
Additional paid-in capital	1,132,083	1,189,570
Accumulated other comprehensive income	992	46,068
Retained earnings	536,207	345,265

Total shareholders’ equity	1,731,271	1,644,815

Total liabilities and shareholders’ equity	$4,421,619	$3,458,964

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

Revenues
Gross premiums written and acquired	$350,661	$652,656	$1,071,292	$1,014,771

Net premiums written and acquired	350,599	652,349	1,067,606	1,012,403
Change in unearned premiums	45,388	(359,883)	(255,793)	(530,284)

Net premiums earned (includes $680 and $474 from related parties for the six months ended June 30, 2004 and 2003, respectively)	395,987	292,466	811,813	482,119
Net investment income	28,944	16,666	53,619	31,022
Net realized (losses) gains on sales of investments	(614)	3,513	4,562	7,917

Total revenues	424,317	312,645	869,994	521,058

Expenses
Losses and loss expenses (includes $495 and $234 from related parties for the six months ended June 30, 2004 and 2003, respectively)	189,208	165,531	411,217	269,676
Acquisition expenses (includes $75 and $52 payable to related parties for the six months ended June 30, 2004 and 2003, respectively)	82,667	57,481	168,185	92,041
General and administrative expenses	32,537	23,077	64,304	42,543
Amortization of intangibles	944	945	1,888	1,350
Net foreign exchange losses (gains)	2,879	(2,088)	6,038	(4,594)
Interest expense	834	1,173	1,662	2,380

Total expenses	309,069	246,119	653,294	403,396

Income before income taxes	115,248	66,526	216,700	117,662
Income tax (expense) benefit	(492)	265	(1,072)	330

Net income	114,756	66,791	215,628	117,992

Other comprehensive (loss) income
Holding (losses) gains on investments arising during the period (2004: net of applicable deferred income taxes of $6,405 – three month period; $4,530 – six month period)	(69,164)	13,742	(43,042)	17,159
Foreign currency translation adjustments	(1,995)	6,944	2,737	3,922
Net gain (loss) on derivatives designated as cash flow hedge	(162)	(293)	(209)	(1,735)
Reclassification adjustment for net realized losses (gains) included in net income	614	(3,513)	(4,562)	(7,917)

Other comprehensive (loss) income	(70,707)	16,880	(45,076)	11,429

Comprehensive income	$44,049	$83,671	$170,552	$129,421

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	63,334,033	64,733,238	63,708,780	61,613,563

Diluted	67,919,399	67,657,667	68,244,441	63,770,814

Basic earnings per share	$1.81	$1.03	$3.38	$1.92

Diluted earnings per share	$1.69	$0.99	$3.16	$1.85

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands of United States dollars)

	2004	2003

Common shares
Balance, beginning of period	$63,912	$55,000
Issuance of common shares	114	9,600
Repurchase of common shares	(2,037)	—

Balance, end of period	61,989	64,600

Additional paid-in capital
Balance, beginning of period	1,189,570	1,009,415
Issuance of common shares	1,671	195,744
Issuance of restricted share units	5,788	3,075
Repurchase of common shares	(62,692)	—
Settlement of restricted share units	(1,499)	—
Public offering and registration costs	(2,086)	(3,774)
Stock-based compensation expense	1,331	1,415

Balance, end of period	1,132,083	1,205,875

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	20,722	3,662
Foreign currency translation adjustments	2,737	3,922

Balance, end of period	23,459	7,584

Unrealized holding gains on investments:
Balance, beginning of period	26,230	47,045
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	(47,604)	9,242

Balance, end of period	(21,374)	56,287

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(884)	—
Net change from current period hedging transactions	(805)	(2,088)
Net derivative loss reclassified to earnings	596	353

Balance, end of period	(1,093)	(1,735)

Total accumulated other comprehensive income	992	62,136

Retained earnings
Balance, beginning of period	345,265	102,378
Net income	215,628	117,992
Issuance of restricted share units in lieu of dividends	(160)	(11)
Dividends on common shares	(24,526)	(5,168)

Balance, end of period	536,207	215,191

Total shareholders’ equity	$1,731,271	$1,547,802

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands of United States dollars)

	2004	2003

Cash flows provided by operating activities:
Net income	$215,628	$117,992
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,428	16,858
Net realized gains on sales of investments	(4,562)	(7,917)
Deferred taxes	(8,160)	679
Stock-based compensation expense	2,825	1,415
Premiums receivable, net	(192,924)	(70,189)
Deferred acquisition costs	(46,533)	(31,026)
Prepaid reinsurance premiums	(1,260)	3,984
Accrued investment income	(2,329)	(4,811)
Other assets	41	(3,049)
Reserve for losses and loss expenses	337,138	240,255
Reserve for unearned premiums	257,411	112,148
Reinsurance balances payable	1,590	10,819
Other liabilities	12,630	187

Net cash provided by operating activities	588,923	387,345

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	837,383	536,352
Proceeds from maturities and calls on fixed maturity investments	199,770	112,887
Purchases of fixed maturity investments	(1,429,724)	(1,190,574)
Purchases of fixed assets	(3,965)	(2,865)
Net cash (paid)_acquired in HartRe acquisition	(6,121)	45,876
Purchase of net assets – LaSalle	—	(1,532)

Net cash used in investing activities	(402,657)	(499,856)

Cash flows (used in) provided by financing activities:
Issuance of common shares	1,785	205,344
Repurchase of common shares	(64,729)	—
Settlement of restricted share units	(1,499)	—
Offering and registration costs paid	(694)	(3,774)
Bank debt repaid	—	(50,571)
Dividends paid	(24,526)	(5,168)

Net cash (used in) provided by financing activities	(89,663)	145,831

Effect of exchange rate changes on cash and cash equivalents	451	823

Net increase in cash and cash equivalents	97,054	34,143
Cash and cash equivalents, beginning of period	150,923	256,840

Cash and cash equivalents, end of period	$247,977	$290,983

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Index

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company”. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

On August 6, 2004, the Company and its lenders replaced its existing letter of credit and revolving credit facility with a new three-year $850 million letter of credit and revolving credit facility.  The full amount of the new credit facility may be used to issue letters of credit or for revolving credit borrowings.  Up to $412.5 million of borrowings or letter of credit issuances under the credit facility may be secured by a portion of the investment portfolio of the individual borrower under the credit facility in return for a reduced letter of credit fee.  The new credit facility expires on August 6, 2007.  The lenders under the new credit facility are JPMorgan Chase Bank, Wachovia Bank, N.A., Bank of America, N.A., Barclays Bank, The Bank of New York, Calyon, ING Bank N.V., Comerica Bank, Deutsche Bank AG, HSBC Bank USA, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia, The Royal Bank of Scotland, Commerzbank AG, The Bank of N.T. Butterfield & Son Limited, Credit Suisse First Boston,

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.	Significant events, cont’d.

Goldman Sachs Credit Partners, and Merrill Lynch Bank USA. The administrative agent is JPMorgan Chase Bank.

As of August 6, 2004, the Company had no revolving loans and $233.4 million of letters of credit outstanding under the new credit facility.

Proceeds of the revolving credit facility may be used by the Company or its subsidiaries for general corporate and working capital purposes and repurchases of its outstanding ordinary or class A shares and warrants to purchase its ordinary or class A shares.  The Company cannot use more than $500 million of the proceeds for equity repurchases.  The credit facility also provides for the issuance of standby letters of credit, of which up to $412.5 million may be secured by a portion of the investment portfolio of the individual borrower under the facility.  Endurance Holdings guaranteed the obligations of those of its subsidiaries that are parties to the credit facility.

The interest rate for revolving loans under the credit facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 1/2% of 1% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR plus 0.40% to 0.70% depending upon the ratio of the Company’s outstanding indebtedness to total capital, which is referred to as the Company’s leverage ratio. For letters of credit issued on an unsecured basis, the Company is required to pay a fee ranging from 0.40% to 0.70% on the daily stated amount of such letters of credit. For letters of credit issued on a secured basis, the Company is required to pay a fee ranging from 0.20% to 0.30% on the daily stated amount of such letters of credit. In each case, the applicable fee is determined based upon the Company’s leverage ratio. If the Company fails to timely repay any revolving loan or timely reimburse any lender for a drawing under a letter of credit, the Company is obligated to pay interest on the unpaid or unreimbursed amount at the applicable rate, plus 2.0%.

The credit facility requires the Company to pay to the lenders a facility fee that ranges from 0.10% to 0.175% of the total commitments outstanding under the credit facility depending on the Company’s leverage ratio.  The Company must also pay the lenders a utilization fee that ranges from 0.125% to 0.25% of the total amount of revolving loans outstanding when the aggregate amount of those loans is equal to 50% of the aggregate lending commitments outstanding under the credit facility.

The credit facility requires that the outstanding principal of revolving loans be repaid in full on August 6, 2007.

The credit facility requires the Company’s compliance with certain customary restrictive covenants.  These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time), a consolidated tangible net worth (no less than $1.25 billion at any time), and unencumbered cash and investment grade assets in excess of the greater of $400 million or the Company’s outstanding debt and letters of credit.  In addition, each of the Company’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times.  The terms of the Company’s credit facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the loan facilities.  The credit facility also includes other covenants restricting such activities as:

	•	changes in business;
	•	consolidation or merger with another entity;
	•	disposal of assets;
	•	incurrence of additional indebtedness;
	•	incurrence of liens on our property;
	•	issuance of preferred or preference equity securities;
	•	dissolution or liquidation;

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.	Significant events, cont’d.

	•	transactions with affiliates; and
	•	changes of control.

It is an event of default under the credit facility if there occurs any one of the following:

	•	a failure of the Company to pay principal when due, interest or fees within three business days or other amounts under the credit facility following notice or demand;
	•	a representation made by the Company is untrue in any material respect;
	•	a failure by the Company to perform its covenants;
	•	a default in connection with other indebtedness in excess of $30 million;
	•	bankruptcy;
	•	a material ERISA violation;
	•	an adverse judgment in excess of $30 million;
	•	suspension of one or more insurance licenses, with the suspension having a material adverse effect on the Company;
	•	cessation of the Endurance Holdings guarantee;
	•	a failure of the lenders to have a first priority perfected security interest in the collateral; or
	•	a change in control of the Company.

Upon the occurrence of an event of default under the credit facility, the lenders can terminate their commitments under the revolving credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the credit facility.

Given that the Company’s Senior Notes (described below) and the credit facility contain cross default provisions, this may result in the holders of the Senior Notes and the lenders under the credit facility declaring such debt due and payable and an acceleration of all debt due under both the Senior Notes and the revolving credit facility.  If this were to occur, the Company may not have liquid funds sufficient at that time to repay any or all of such indebtedness.

On July 15, 2004, the Company issued $250 million principal amount of 7% Senior Notes pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3 (Registration No. 333-116505) filed on June 15, 2004 and declared effective by the U.S. Securities and Exchange Commission on June 30, 2004.  The Senior Notes were offered by the underwriters at a price of 99.108% of their principal amount, providing an effective yield to investors of 7.072%, and, unless previously redeemed, will mature on July 15, 2034.  On July 15, 2004, the Company used a portion of the net proceeds from the offering to repay the $103 million term loan outstanding under its bank credit facility.

The Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt.  The Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.

The indenture governing the Senior Notes contains certain customary covenants, including:

	•	limitations on liens on the stock of restricted subsidiaries;
	•	restrictions as to the disposition of the stock of restricted subsidiaries; and
	•	limitations on mergers, amalgamations, conversions, consolidations and successions.

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.	Significant events, cont’d.

In addition, the following events constitute an event of default under the indenture governing the Senior Notes:

	•	a default in payment of principal or any premium under the Senior Notes when due;
	•	a default for 30 days in payment of any interest under the Senior Notes;
•
a failure to observe or perform any other covenant or agreement in the Senior Notes or indenture, other than a covenant or agreement included solely for the benefit of a different series of debt securities, after 90 days written notice of the failure;

	•	certain events of bankruptcy, insolvency or reorganization; or
•
a continuing default, for more than 30 days after the Company receives notice of the default, under any other indenture, mortgage, bond, debenture, note or other instrument, under which the Company or its restricted subsidiaries may incur recourse indebtedness for borrowed money in an aggregate principal amount exceeding $50,000,000, if the default resulted in the acceleration of that indebtedness, and such acceleration has not been waived or cured.

Where an event of default occurs and is continuing, either the indenture trustee or the holders of not less than 25% in principal amount of the Senior Notes, may have the right to declare the principal and accrued interest of all the Senior Notes to be due and payable immediately.  If an event of default occurs involving certain events of bankruptcy, insolvency or reorganization, all unpaid principal of all the Senior Notes then outstanding, and interest accrued thereon, if any, shall be due and payable immediately, without any declaration or other act on the part of the indenture trustee or any holder of the Senior Notes.

The Shelf Registration Statement permits the Company to issue, in one or more offerings, up to an additional $250 million of debt, equity, trust preferred securities or a combination of the above.  In addition to the $500 million of securities eligible to be issued from time to time by the Company (including the Senior Notes already issued), the Shelf Registration Statement also registers for possible future sales up to 38,069,699 ordinary shares beneficially owned by certain of the Company’s founding shareholders. The registration of the founding shareholders’ ordinary shares does not obligate these shareholders to offer or sell any of these shares. The Company has not been asked to assist in any offerings of ordinary shares by the founding shareholders as of August 11, 2004, nor will the Company receive any proceeds from any sale of shares by the selling shareholders.

On May 21, 2004, the Company repurchased 2,036,834 of its ordinary shares from one of its initial investors.  The purchase price was $31.779 per share, representing a 1% discount to the closing market price per share on May 21, 2004.  The purchase price totaled $64.7 million. The Company used existing cash on hand to fund the repurchase.  The Company also announced a share repurchase program under which the Company may repurchase up to 2.0 million additional ordinary shares or share equivalents.

On March 9, 2004, certain of the Company’s founding shareholders consummated a secondary public offering of the Company’s ordinary shares. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-112258) that was declared effective by the Securities and Exchange Commission on March 3, 2004.

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

Back to Index

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

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms.  The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities.  Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% - 105% of the market value of the loaned securities and is monitored and maintained by the lending agent.  The Company had $253.5 million in securities on loan at June 30, 2004.

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

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.	Earnings per share cont’d.

Diluted earnings per common share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method.  The following tables set forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,

	2004	2003

Numerator:
Net income available to common shareholders	$114,756	$66,791

Denominator:
Weighted average shares – basic
Ordinary shares outstanding	63,118,374	64,600,000
Vested restricted share units outstanding	215,659	133,238

	63,334,033	64,733,238
Share equivalents
Warrants	3,177,852	2,048,434
Options	1,357,820	875,995
Unvested restricted share units outstanding	49,694	—

Weighted average shares – diluted	67,919,399	67,657,667

Basic earnings per common share	$1.81	$1.03

Diluted earnings per common share	$1.69	$0.99

	SIX MONTHS ENDED JUNE 30,

	2004	2003

Numerator:
Net income available to common shareholders	$215,628	$117,992

Denominator:
Weighted average shares – basic
Ordinary shares outstanding	63,519,967	61,523,757
Vested restricted share units outstanding	188,813	89,806

	63,708,780	61,613,563
Share equivalents
Warrants	3,167,774	1,535,333
Options	1,367,886	621,918

Weighted average shares – diluted	68,244,441	63,770,814

Basic earnings per common share	$3.38	$1.92

Diluted earnings per common share	$3.16	$1.85

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.	Earnings per share cont’d.

The Company declared a dividend of $0.21 per common share on May 5, 2004.  The dividend was paid on June 30, 2004 to shareholders of record as of June 16, 2004.  The following table sets forth dividends declared in the periods to June 30, 2004 and 2003, respectively.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

Dividends declared per common share	$0.21	$0.08	$0.39	$0.08

5.	Stock-based employee compensation plans

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

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

5.	Stock-based employee compensation plans cont’d.

The following tables illustrate the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards.

	THREE MONTHS ENDED JUNE 30,

	2004	2003

Net income, as reported	$114,756	$66,791
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,500	815
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,500)	(1,335)

Pro forma net income	$114,756	$66,271

Earnings per share:
Basic – as reported	$1.81	$1.03

Basic – pro forma	$1.81	$1.02

Diluted – as reported	$1.69	$0.99

Diluted – pro forma	$1.69	$0.98

	SIX MONTHS ENDED JUNE 30,

	2004	2003

Net income, as reported	$215,628	$117,992
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,825	1,415
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,825)	(4,131)

Pro forma net income	$215,628	$115,276

Earnings per share:
Basic – as reported	$3.38	$1.92

Basic – pro forma	$3.38	$1.87

Diluted – as reported	$3.16	$1.85

Diluted – pro forma	$3.16	$1.81

Back to Index

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

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the three months ended June 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

Revenues
Gross premiums written	$92,251	$63,934	$52,668

Net premiums written	92,251	63,934	52,640

Net premiums earned	111,886	56,805	89,233

Expenses
Losses and loss expenses	58,815	3,499	53,849
Acquisition expenses	30,319	6,915	24,220
General and administrative expenses	7,654	5,722	6,854

	96,788	16,136	84,923

Underwriting income	$15,098	$40,669	$4,310

Loss ratio	52.6%	6.2%	60.3%
Acquisition expense ratio	27.1%	12.2%	27.1%
General and administrative expense ratio	6.8%	10.1%	7.7%

Combined ratio	86.5%	28.5%	95.1%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines

Revenues
Gross premiums written	$30,453	$84,414	$26,941

Net premiums written	30,758	84,075	26,941

Net premiums earned	24,458	59,594	54,011

Expenses
Losses and loss expenses	10,817	35,326	26,902
Acquisition expenses	3,063	6,193	11,957
General and administrative expenses	2,945	6,079	3,283

	16,825	47,598	42,142

Underwriting income	$7,633	$11,996	$11,869

Loss ratio	44.2%	59.3%	49.8%
Acquisition expense ratio	12.5%	10.4%	22.1%
General and administrative expense ratio	12.0%	10.2%	6.1%

Combined ratio	68.7%	79.9%	78.0%

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the three months ended June 30, 2003:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

Revenues
Gross premiums written	$222,412	$65,838	$118,929

Net premiums written	222,412	65,838	118,895

Net premiums earned	78,255	43,473	73,449

Expenses
Losses and loss expenses	45,047	5,151	49,407
Acquisition expenses	22,143	4,253	19,860
General and administrative expenses	6,366	2,438	4,052

	73,556	11,842	73,319

Underwriting income	$4,699	$31,631	$130

Loss ratio	57.6%	11.8%	67.3%
Acquisition expense ratio	28.3%	9.8%	27.0%
General and administrative expense ratio	8.1%	5.6%	5.5%

Combined ratio	94.0%	27.2%	99.8%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines

Revenues
Gross premiums written	$23,155	$69,430	$152,892

Net premiums written	22,882	69,430	152,892

Net premiums earned	16,813	38,451	42,025

Expenses
Losses and loss expenses	7,873	26,560	31,493
Acquisition expenses	1,670	4,012	5,543
General and administrative expenses	1,046	3,626	5,549

	10,589	34,198	42,585

Underwriting income (loss)	$6,224	$4,253	$(560)

Loss ratio	46.8%	69.1%	74.9%
Acquisition expense ratio	9.9%	10.4%	13.2%
General and administrative expense ratio	6.2%	9.4%	13.2%

Combined ratio	62.9%	88.9%	101.3%

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table reconciles total segment results to consolidated income before income taxes for the three months ended June 30, 2004 and 2003, respectively:

	2004	2003

Total underwriting income	$91,575	$46,377
Net investment income	28,944	16,666
Net foreign exchange (losses) gains	(2,879)	2,088
Net realized (losses) gains on sales of investments	(614)	3,513
Amortization of intangibles	(944)	(945)
Interest expense	(834)	(1,173)

Consolidated income before income taxes	$115,248	$66,526

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

Revenues
Gross premiums written	$298,663	$192,473	$239,846

Net premiums written	298,663	192,473	237,068

Net premiums earned	230,011	110,179	195,287

Expenses
Losses and loss expenses	119,431	6,412	123,134
Acquisition expenses	60,359	13,109	52,260
General and administrative expenses	15,777	11,016	15,159

	195,567	30,537	190,553

Underwriting income	$34,444	$79,642	$4,734

Loss ratio	51.9%	5.8%	63.1%
Acquisition expense ratio	26.2%	11.9%	26.8%
General and administrative expense ratio	6.9%	10.0%	7.8%

Combined ratio	85.0%	27.7%	97.7%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines

Revenues
Gross premiums written	$59,987	$134,506	$145,817

Net premiums written	59,419	134,166	145,817

Net premiums earned	47,313	114,269	114,754

Expenses
Losses and loss expenses	16,971	73,898	71,371
Acquisition expenses	5,744	12,324	24,389
General and administrative expenses	5,267	9,934	7,151

	27,982	96,156	102,911

Underwriting income	$19,331	$18,113	$11,843

Loss ratio	35.9%	64.7%	62.2%
Acquisition expense ratio	12.1%	10.8%	21.3%
General and administrative expense ratio	11.1%	8.7%	6.2%

Combined ratio	59.1%	84.2%	89.7%

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2003:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

Revenues
Gross premiums written	$314,391	$126,472	$202,356

Net premiums written	314,391	127,182	200,057

Net premiums earned	119,291	79,500	113,701

Expenses
Losses and loss expenses	69,841	11,443	76,061
Acquisition expenses	31,262	9,460	30,787
General and administrative expenses	11,769	5,230	7,965

	112,872	26,133	114,813

Underwriting income (loss)	$6,419	$53,367	$(1,112)

Loss ratio	58.5%	14.4%	66.9%
Acquisition expense ratio	26.2%	11.9%	27.1%
General and administrative expense ratio	9.9%	6.6%	7.0%

Combined ratio	94.6%	32.9%	101.0%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines

Revenues
Gross premiums written	$37,752	$102,952	$230,848

Net premiums written	36,973	102,952	230,848

Net premiums earned	31,828	70,366	67,433

Expenses
Losses and loss expenses	10,112	50,713	51,506
Acquisition expenses	3,255	7,877	9,400
General and administrative expenses	2,204	6,172	9,203

	15,571	64,762	70,109

Underwriting income (loss)	$16,257	$5,604	$(2,676)

Loss ratio	31.8%	72.1%	76.4%
Acquisition expense ratio	10.2%	11.2%	13.9%
General and administrative expense ratio	6.9%	8.8%	13.6%

Combined ratio	48.9%	92.1%	103.9%

Back to Index

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont’d.

The following table reconciles total segment results to consolidated income before income taxes for the six months ended June 30, 2004 and 2003, respectively:

	2004	2003

Total underwriting income	$168,107	$77,859
Net investment income	53,619	31,022
Net foreign exchange (losses) gains	(6,038)	4,594
Net realized gains on sales of investments	4,562	7,917
Amortization of intangibles	(1,888)	(1,350)
Interest expense	(1,662)	(2,380)

Consolidated income before income taxes	$216,700	$117,662

The following table provides the reserves for losses and loss expenses by segment as of June 30, 2004 and 2003, respectively:

	2004	2003

Property Per Risk Treaty Reinsurance	$268,515	$99,528
Property Catastrophe Reinsurance	59,885	50,454
Casualty Treaty Reinsurance	350,457	143,306
Property Individual Risk	49,770	23,107
Casualty Individual Risk	226,362	84,671
Aerospace and Other Specialty Lines	215,307	91,673

Total	$1,170,296	$492,739

7.	Commitments and contingencies

Concentrations of credit risk. As of June 30, 2004, substantially all the Company’s cash and investments were held by two custodians.  The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury.

Major production sources. During the six month period ended June 30, 2004, the Company obtained 71% of its gross premiums written through three brokers: Aon Corporation – 32.5%, Marsh & McLennan Companies, Inc. – 27.2%, and Benfield Group – 11.4%.

Letters of credit. As of June 30, 2004, the Company’s bankers have issued letters of credit of approximately $243.3 million primarily in favor of certain ceding companies.

Investment commitments.  As of June 30, 2004, the Company had committed cash and cash equivalents and fixed maturity investments of $228.6 million in favor of certain ceding companies to collateralize obligations.  In addition, at June 30, 2004, cash and fixed maturity investments with a fair value of $3.2 million are on deposit with U.S. state regulators.

Back to Index

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

Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2004 are as follows:

Year Ended June 30,	Amount

2005	$5,180
2006	5,394
2007	5,293
2008	5,214
2009	5,273
2010 and thereafter	22,030

$48,384

Total rent expense under operating leases for the six month period ended June 30, 2004 was $3,005,000 (2003 - $987,000).

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003.  This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2003, the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in the 2003 Annual Report on Form 10-K.

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

Back to Index

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

Results of operations – for the three month period
ended June 30, 2004

Results of operations for the three months ended June 30, 2004 and 2003 were as follows:

	2004	2003	Change (1)

	(in thousands)
Underwriting income
Revenues
Gross premiums written	$350,661	$652,656	(46.3)%

Net premiums written	350,599	652,349	(46.3)%

Net premiums earned	395,987	292,466	35.4%

Expenses
Losses and loss expenses	189,208	165,531	14.3%
Acquisition expenses	82,667	57,481	43.8%
General and administrative expenses	32,537	23,077	41.0%

	304,412	246,089	23.7%

Underwriting income	91,575	46,377	97.5%
Net investment income	28,944	16,666	73.7%
Net foreign exchange (losses gains)	(2,879)	2,088	(237.9)%
Net realized (losses gains on sales of investments)	(614)	3,513	(117.5)%
Amortization of intangibles	(944)	(945)	(0.1)%
Interest expense	(834)	(1,173)	(28.9)%
Income tax (expense benefit)	(492)	265	(285.7)%

Net income	$114,756	$66,791	71.8%

Loss ratio	47.8%	56.6%	(8.8)
Acquisition expense ratio	20.9%	19.7%	1.2
General and administrative expense ratio	8.2%	7.9%	0.3

Combined ratio	76.9%	84.2%	(7.3)

Reserve for losses and loss expenses	$1,170,296	$492,739	137.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  The decrease in gross premiums written is due to the fact that much of the business obtained from the Hart Re portfolio acquisition in the second quarter of 2003 was scheduled to renew during the first quarter of 2004.  This timing shift has resulted in a year-over-year decrease in written

Back to Index

premiums during the second quarter of 2004.  In the three months ended June 30, 2003, premiums of approximately $396 million were acquired in the Hart Re transaction.  The decrease in gross premiums written and acquired was offset by premium growth in the Company’s property catastrophe and treaty casualty segments.  In the three months ended June 30, 2004, premium growth of $27 million has been recorded in Endurance Bermuda within the property catastrophe reinsurance segment as the Company increased the capital allocated to that segment.  Continued expansion of underwriting activities in the property treaty segment at Endurance U.S. and Endurance U.K. resulted in $28 million of new business written in the three months ended June 30, 2004.  Other segments experienced modest premium growth, offset by business that was not renewed because terms and conditions did not meet the Company’s requirements.

Premiums ceded in both the three month period ended June 30, 2004 and 2003 were negligible.  The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned increased in 2004 as a result of the earning of net premiums that were written in 2003 and 2002.

Net Investment Income.  Net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees.  The increase in net investment income was principally due to an increase in invested assets of approximately 40% and an increase in interest rates.  The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months.  Investment expenses for the three months ended June 30, 2004 were $0.6 million compared to investment expenses of $0.6 million for the same period in 2003.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended June 30, 2004 were 3.90% and 6.89%, respectively. For the three months ended June 30, 2003, the annualized period book yield and total return were 3.31% and 8.00%, respectively. The yield on the benchmark five year U.S. Treasury bond has fluctuated in a range of 126 basis points from a high of 4.10% to a low of 2.84% during the quarter.  The Company has taken this opportunity to invest operating cash flows into higher yielding and longer duration spread sector assets and expects to continue investing as interest rates rise.  The increased allocation to primarily corporate and municipal bonds has lengthened the portfolio duration to 3.15 years from 2.74 years at March 31, 2004 and 2.85 years at June 30, 2003.  Overall, the annualized period book yield of the portfolio has increased due to investments made during the last twelve months and the repositioning of some of the Company’s portfolio from government securities into higher yielding fixed income investments.

Losses and Loss Expenses.  The reported loss ratio is characterized by various factors, and is significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events.  For the quarters ended June 30, 2004 and 2003, the Company’s loss ratio was positively impacted by both the absence of major catastrophes and lower than expected loss emergence related to prior periods.  The Company experienced lower loss ratios in all of its business segments during  the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

In the three month period ended June 30, 2004, loss emergence for the 2002 and 2003 accident years was less than expected, and reserves held by the Company proved to be moderately redundant. During the period, the Company’s previously estimated ultimate losses for those accident years were reduced by $40.7 million. This reduction in the Company’s estimated losses for prior years was experienced most significantly in the Property Catastrophe and the Property Per Risk Treaty segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded

Back to Index

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

General and Administrative Expenses.  Growth in general and administrative expenses principally reflected the establishment of Endurance U.S. and Endurance U.K. At June 30, 2004 the Company had 259 employees compared to 191 employees at June 30, 2003. The general and administrative expense ratio for the three months ended June 30, 2004 was 8.2% compared to a general and administrative expense ratio of 7.9% for the three months ended June 30, 2003. The ratio remains largely unchanged as growth in expenses has matched the growth in earned premium.

Net Income.  The increase in net income for the three months ended June 30, 2004 compared to the same period in 2003 was due to the growth of the Company’s premiums, strong underwriting margin and an increase in invested assets. Net income in the second quarter of 2004 was positively impacted by the results of all of the Company’s business segments, most notably in the Property Catastrophe Reinsurance, Property Per Risk Treaty Reinsurance, Casualty Individual Risk and Aerospace and Other Specialty Lines segments.

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

Back to Index

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended June 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

	(in thousands)
Revenues
Gross premiums written	$92,251	$63,934	$52,668

Net premiums written	92,251	63,934	52,640

Net premiums earned	111,886	56,805	89,233

Expenses
Losses and loss expenses	58,815	3,499	53,849
Acquisition expenses	30,319	6,915	24,220
General and administrative expenses	7,654	5,722	6,854

	96,788	16,136	84,923

Underwriting income	$15,098	$40,669	$4,310

Loss ratio	52.6%	6.2%	60.3%
Acquisition expense ratio	27.1%	12.2%	27.1%
General and administrative expense ratio	6.8%	10.1%	7.7%

Combined ratio	86.5%	28.5%	95.1%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total

	(in thousands)
Revenues
Gross premiums written	$30,453	$84,414	$26,941	$350,661

Net premiums written	30,758	84,075	26,941	350,599

Net premiums earned	24,458	59,594	54,011	395,987

Expenses
Losses and loss expenses	10,817	35,326	26,902	189,208
Acquisition expenses	3,063	6,193	11,957	82,667
General and administrative expenses	2,945	6,079	3,283	32,537

	16,825	47,598	42,142	304,412

Underwriting income	$7,633	$11,996	$11,869	$91,575

Loss ratio	44.2%	59.3%	49.8%	47.8%
Acquisition expense ratio	12.5%	10.4%	22.1%	20.9%
General and administrative expense ratio	12.0%	10.2%	6.1%	8.2%

Combined ratio	68.7%	79.9%	78.0%	76.9%

Back to Index

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended June 30, 2003.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

	(in thousands)
Revenues
Gross premiums written	$222,412	$65,838	$118,929

Net premiums written	222,412	65,838	118,895

Net premiums earned	78,255	43,473	73,449

Expenses
Losses and loss expenses	45,047	5,151	49,407
Acquisition expenses	22,143	4,253	19,860
General and administrative expenses	6,366	2,438	4,052

	73,556	11,842	73,319

Underwriting income	$4,699	$31,631	$130

Loss ratio	57.6%	11.8%	67.3%
Acquisition expense ratio	28.3%	9.8%	27.0%
General and administrative expense ratio	8.1%	5.6%	5.5%

Combined ratio	94.0%	27.2%	99.8%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total

	(in thousands)
Revenues
Gross premiums written	$23,155	$69,430	$152,892	$652,656

Net premiums written	22,882	69,430	152,892	652,349

Net premiums earned	16,813	38,451	42,025	292,466
Expenses
Losses and loss expenses	7,873	26,560	31,493	165,531
Acquisition expenses	1,670	4,012	5,543	57,481
General and administrative expenses	1,046	3,626	5,549	23,077

	10,589	34,198	42,585	246,089

Underwriting income (loss)	$6,224	$4,253	$(560)	$46,377

Loss ratio	46.8%	69.1%	74.9%	56.6%
Acquisition expense ratio	9.9%	10.4%	13.2%	19.7%
General and administrative expense ratio	6.2%	9.4%	13.2%	7.9%

Combined ratio	62.9%	88.9%	101.3%	84.2%

Back to Index

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis.  The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the three months ended June 30, 2004 and 2003, respectively.

	THREE MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$92,251	$222,412	(58.5% )

Net premiums written	92,251	222,412	(58.5% )

Net premiums earned	111,886	78,255	43.0%

Expenses
Losses and loss expenses	58,815	45,047	30.6%
Acquisition expenses	30,319	22,143	36.9%
General and administrative expenses	7,654	6,366	20.2%

	96,788	73,556	31.6%

Underwriting income	$15,098	$4,699	221.3%

Loss ratio	52.6%	57.6%	(5.0)
Acquisition expense ratio	27.1%	28.3%	(1.2)
General and administrative expense ratio	6.8%	8.1%	(1.3)

Combined ratio	86.5%	94.0%	(7.5)

Reserve for losses and loss expenses	$268,515	$99,528	170.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  The decrease in gross premiums written is due to the fact that much of the business obtained from the Hart Re portfolio acquisition in the second quarter of 2003 was scheduled to renew during the first quarter of 2004.  This timing shift has resulted in a year-over-year decrease in written premiums during the second quarter of 2004.  The Hart Re transaction contributed $142 million in premiums for the three months ended June 30, 2003.  Additionally, certain business has not been renewed where terms and conditions have no longer met the Company’s requirements.  These premium decreases have been offset by renewals of the HartRe business which contributed approximately $10 million in premiums written in the three months ended June 30, 2004.  Premium growth has also resulted from the expansion of underwriting activities at Endurance U.S. and Endurance U.K. which have generated $13 million and $15 million in new business, respectively.

The premiums acquired in the Hart Re transaction and the growth over the past year at Endurance U.S. and Endurance U.K. have resulted in increased premiums earned.  The growth in premiums earned also benefited significantly from the earning of premiums written in 2003.  During 2003, 67% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period.  In the three month period ended June 30, 2004, 78% of premiums were written on a policies attaching basis.

Back to Index

Losses and Loss Expenses.  The low loss ratios in 2004 and 2003 reflected the generally low level of loss emergence, both catastrophic losses and attritional losses, during both years.

Acquisition Expenses.  The acquisition expense ratio for 2004 was largely consistent with 2003.  The slight decrease was due to a moderate shift in the mix of business.

General and Administrative Expenses.  The increase in general and administrative expenses reflected the growth in the underwriting staff at Endurance U.S. and Endurance U.K. during the twelve months ended June 30, 2004.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the three months ended June 30, 2004 and 2003, respectively.

	THREE MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$63,934	$65,838	(2.9)%

Net premiums written	63,934	65,838	(2.9% )

Net premiums earned	56,805	43,473	30.7%

Expenses
Losses and loss expenses	3,499	5,151	(32.1)%
Acquisition expenses	6,915	4,253	62.6%
General and administrative expenses	5,722	2,438	134.7%

	16,136	11,842	36.3%

Underwriting income	$40,669	$31,631	28.6%

Loss ratio	6.2%	11.8%	(5.6)
Acquisition expense ratio	12.2%	9.8%	2.4
General and administrative expense ratio	10.1%	5.6%	4.5

Combined ratio	28.5%	27.2%	1.3

Reserve for losses and loss expenses	$59,885	$50,454	18.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  Gross premiums written for the three months ended June 30, 2004 were largely unchanged from the corresponding period in 2003.  However, the quarter ended June 30, 2004 included premium growth of $27 million due to an increase in the amount of capital committed to this segment.  Results in the corresponding period in 2003 included $29 million in premiums acquired in the Hart Re transaction.  The growth in premiums earned is a result of the increase in premiums written in the twelve months to June 30, 2004 compared to the corresponding period to June 30, 2003.

Back to Index

Losses and Loss Expenses.  The low loss ratios for the three month periods ended June 30, 2004 and 2003 reflected the generally low level of catastrophic loss emergence during both years.  Positive development on the Company’s losses and loss expense reserves related to prior periods had a more marked effect in the period ended June 30, 2004 than the corresponding period to June 30, 2003.

Acquisition Expenses.  The reduction in acquisition expense ratio is a result of the changing profile of business written as premiums have increased.

General and Administrative Expenses.  General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate expenses.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the three months ended June 30, 2004 and 2003, respectively.

	THREE MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)

Revenues
Gross premiums written	$52,668	$118,929	(55.7)%

Net premiums written	52,640	118,895	(55.7)%

Net premiums earned	89,233	73,449	21.5%

Expenses
Losses and loss expenses	53,849	49,407	9.0%
Acquisition expenses	24,220	19,860	22.0%
General and administrative expenses	6,854	4,052	69.2%

	84,923	73,319	15.8%

Underwriting income	$4,310	$130	NM (2)

Loss ratio	60.3%	67.3%	(7.0)
Acquisition expense ratio	27.1%	27.0%	0.1
General and administrative expense ratio	7.7%	5.5%	2.2

Combined ratio	95.1%	99.8%	(4.7)

Reserve for losses and loss expenses	$350,457	$143,306	144.6%

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. The decrease in gross premiums written is due to the fact that significant amounts of the business obtained from the Hart Re portfolio acquisition in the second quarter of 2003 was scheduled to renew during the first quarter of 2004.  This timing shift has resulted in a year-over-year decrease in written premiums during the second quarter of 2004.  Furthermore, certain business has not been renewed where terms and conditions have no longer met the Company’s requirements.  These premium decreases have been offset by organic growth at Endurance Bermuda and Endurance U.S. which have generated $8

Back to Index

million and $30 million in new business, respectively.  In addition, renewal of Hart Re business contributed $3 million in premiums written in the three months ended June 30, 2004.  The growth in premiums earned benefited significantly from the earning of premiums written in 2003.  During 2003, 72% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period.  In the three month period ended June 30, 2004, 92% of premiums were written on a policies attaching basis.

Losses and Loss Expenses.  Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The slight difference in loss ratio was a result of differences in the mix of business and lower than expected loss emergence related to prior periods.

Acquisition Expenses.  The acquisition cost ratio for the three months ended June 30, 2004 is consistent with the same period to June 30, 2003.

General and Administrative Expenses.  General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs.  This business is written by Endurance Bermuda and Endurance U.K.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the three months ended June 30, 2004 and 2003, respectively.

	THREE MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$30,453	$23,155	31.5%

Net premiums written	30,758	22,882	34.4%

Net premiums earned	24,458	16,813	45.5%

Expenses
Losses and loss expenses	10,817	7,873	37.5%
Acquisition expenses	3,063	1,670	83.5%
General and administrative expenses	2,945	1,046	181.8%

	16,825	10,589	58.9%

Underwriting income	$7,633	$6,224	22.6%

Loss ratio	44.2%	46.8%	(2.6)
Acquisition expense ratio	12.5%	9.9%	2.6
General and administrative expense ratio	12.0%	6.2%	5.8

Combined ratio	68.7%	62.9%	5.8

Reserve for losses and loss expenses	$49,770	$23,107	115.4%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Back to Index

Premiums.  Premiums written in the three months ended June 30, 2004 grew largely due to continued growth at Endurance U.K. which expanded its team of underwriters and support staff throughout 2003. Endurance U.K. generated new business of $13 million in the three month period ended June 30, 2004.  Offsetting this growth, portions of this segment have seen decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a portion of policies not being renewed due to less attractive terms. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses.  In general, losses in this segment were lower than expected reflecting a lack of large individual property losses experienced by the market in the three month periods ended June 30, 2004 and 2003.  The low loss ratio in both 2004 and 2003 was partly due to positive loss development on prior underwriting year business.

Acquisition Expenses.  The acquisition expense ratio for the three months ended June 30, 2004 increased due to a moderate shift in the mix of business brought about by the growth in premiums generated by Endurance U.K.

General and Administrative Expenses.  General and administrative expenses have increased as a result of the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

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

Back to Index

The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the three months ended June 30, 2004 and 2003, respectively.

	THREE MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$84,414	$69,430	21.6%

Net premiums written	84,075	69,430	21.1%

Net premiums earned	59,594	38,451	55.0%

Expenses
Losses and loss expenses	35,326	26,560	33.0%
Acquisition expenses	6,193	4,012	54.4%
General and administrative expenses	6,079	3,626	67.7%

	47,598	34,198	39.2%

Underwriting income	$11,996	$4,253	182.1%

Loss ratio	59.3%	69.1%	(9.8)
Acquisition expense ratio	10.4%	10.4%	0.0
General and administrative expense ratio	10.2%	9.4%	0.8

Combined ratio	79.9%	88.9%	(9.0)

Reserve for losses and loss expenses	$226,362	$84,671	167.3%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a 12-month period. The Company has observed slightly improved market conditions with pricing either holding firm or increasing slightly. Capacity is increasing across all lines but has not yet impacted pricing significantly. Premiums in all lines have increased as a result of the favorable market conditions. The increase in premiums earned was a result of higher premiums written in the twelve months ended June 30, 2004 against those written in the corresponding period to June 30, 2003.

Losses and Loss Expenses.  The Company has received only a limited number of notices of potential losses for this segment, none of which has yet reached a level which would result in the Company incurring a claim. Accordingly, the reserve for losses and loss expenses established by the Company’s actuaries was based on historical industry loss data and business segment specific pricing information.In addition, results in this segment were positively impacted by reductions in expected losses related to prior underwriting periods.

Acquisition Expenses.  The acquisition expense ratio for the three months ended June 30, 2004 was consistent with the corresponding period in 2003.

General and Administrative Expenses.  General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate expenses.

Back to Index

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Aerospace and Other Specialty Lines business segment for the three months ended June 30, 2004 and 2003, respectively.

	THREE MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$26,941	$152,892	(82.4)%

Net premiums written	26,941	152,892	(82.4)%

Net premiums earned	54,011	42,025	28.5%

Expenses
Losses and loss expenses	26,902	31,493	(14.6)%
Acquisition expenses	11,957	5,543	115.7%
General and administrative expenses	3,283	5,549	(40.8)%

	42,142	42,585	(1.0)%

Underwriting income (loss)	$11,869	$(560)	NM (2)

Loss ratio	49.8%	74.9%	(25.1)
Acquisition expense ratio	22.1%	13.2%	8.9
General and administrative expense ratio	6.1%	13.2%	(7.1)

Combined ratio	78.0%	101.3%	(23.3)

Reserve for losses and loss expenses	$215,307	$91,673	134.9%

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums.  The decrease in gross premiums written is due to the fact that much of the business obtained from the Hart Re portfolio acquisition in the second quarter of 2003 was scheduled to renew during the first quarter of 2004.  This timing shift has resulted in a year-over-year decrease in written premiums during the second quarter of 2004. The HartRe transaction contributed approximately $137 million in premium for the three months ended June 30, 2003.  Offsetting this decrease were increases in premiums written generated by an expansion in underwriting staff within the Company’s marine and personal accident teams which combined have contributed $4 million to premium growth and organic growth of the aerospace line which contributed an additional $8 million.  The growth in premiums earned was largely due to the earning of premiums written in 2003.  During 2003, 83% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period.  In the three months ended June 30, 2004, 79% of premiums in this segment were written on a policies attaching basis.

Losses and Loss Expenses.  The decrease in the loss ratio is due to the relatively lower level of loss emergence in the three months ended June 30, 2004 against the corresponding period in 2003.

Acquisition Expenses.  The increase in expense ratio was due to the changes in mix of business towards proportional reinsurance contracts in aerospace lines.

Back to Index

General and Administrative Expenses.  General and administrative expenses have decreased due to a reduction of staff in the Company’s Alternative Risk line.

Results of operations – for the six month period
ended June 30, 2004

Results of operations for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003	Change (1)

	(in thousands)
Underwriting income
Revenues
Gross premiums written	$1,071,292	$1,014,771	5.6%

Net premiums written	1,067,606	1,012,403	5.5%

Net premiums earned	811,813	482,119	68.4%

Expenses
Losses and loss expenses	411,217	269,676	52.5%
Acquisition expenses	168,185	92,041	82.7%
General and administrative expenses	64,304	42,543	51.2%

	643,706	404,260	59.2%

Underwriting income	168,107	77,859	115.9%
Net investment income	53,619	31,022	72.8%
Net foreign exchange (losses gains)	(6,038)	4,594	(231.4)%
Net realized gains on sales of investments	4,562	7,917	(42.4)%
Amortization of intangibles	(1,888)	(1,350)	39.9%
Interest expense	(1,662)	(2,380)	(30.2)%
Income tax (expense benefit)	(1,072)	330	(424.8)%

Net income	$215,628	$117,992	82.7%

Loss ratio	50.7%	55.9%	(5.2)
Acquisition expense ratio	20.7%	19.1%	1.6
General and administrative expense ratio	7.9%	8.8%	(0.9)

Combined ratio	79.3%	83.8%	(4.5)

Reserve for losses and loss expenses	$1,170,296	$492,739	137.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  Gross premiums written increased slightly during the six months to June 30, 2004 as a result of growth from a number of factors, offset by the large volume of premiums acquired as part of the Hart Re transaction in May 2003.  Premiums grew in the six months ended June 30, 2003 as a result of the renewal of business obtained from the Hart Re portfolio acquisition, growth from the Company’s U.S. and U.K. subsidiaries which commenced operations at the beginning of 2003, and other growth experienced in Bermuda.  The growth in written premiums was experienced across a number of business segments including property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance and aerospace and other specialty lines.   Premium growth of approximately $272 million in the six month period resulted from new business written at Endurance U.S. and Endurance U.K. which have observed favorable underwriting opportunities across the property per risk treaty, casualty treaty reinsurance and property individual risk segments.  Significant premium growth has also been recorded in Endurance Bermuda within the property catastrophe reinsurance segment as the Company increased the capital allocated to that segment, resulting in an increase in premiums written of $95 million for the six

Back to Index

month period.  These specific areas of premium growth were modestly offset by business that was not renewed because terms and conditions did not meet the Company’s requirements.

Premiums ceded in both the six month periods ended June 30, 2004 and 2003 were negligible.  The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned increased in 2004 as a result of the earning of net premiums that were written in 2003 and 2002.

Net Investment Income.  Net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees.  The increase in net investment income was principally due to an increase in invested assets of approximately 40% and an increase in interest rates.  The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months.  Investment expenses for the six months ended June 30, 2004 were $1.6 million compared to investment expenses of $1.1 million for the same period in 2003.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the six months ended June 30, 2004 were 3.76% and 0.48%, respectively. For the six months ended June 30, 2003, the annualized period book yield and total return were 3.32% and 5.91%, respectively. The yield on the benchmark five year U.S. Treasury bond has fluctuated in a range of 146 basis points from a high of 4.10% to a low of 2.64% during the last six months.  The Company has taken this opportunity to invest operating cash flows into higher yielding and longer duration spread sector assets.  The increased allocation to primarily corporate and municipal bonds has lengthened the portfolio duration to 3.15 years from 3.08 years at December 31, 2003 and 2.85 years at June 30, 2003.  Overall, the annualized period book yield of the portfolio has increased due to investments made during the last twelve months and the repositioning of some of the Company’s portfolio from government securities into higher yielding fixed income investments.

Losses and Loss Expenses.  The reported loss ratio is characterized by various factors and is significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events.  For the six months ended June 30, 2004 and 2003, the Company’s loss ratio was positively impacted by both the absence of major catastrophes and lower than expected loss emergence related to prior periods.  The Company experienced lower loss ratios in the majority of its business segments during the six months ended June 30, 2004 compared to the same period in 2003.

In the six month period ended June 30, 2004, loss emergence related to the 2002 and 2003 accident years was lower than expected and reserves held by the Company proved to be moderately redundant. During the period, the Company’s previously estimated ultimate losses for those accident years were reduced by approximately $60 million. This reduction in the Company’s estimated losses for prior years was experienced most significantly in the Company’s property segments.

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

Back to Index

General and Administrative Expenses.  Growth in general and administrative expenses principally reflected the establishment of Endurance U.S. and Endurance U.K. At June 30, 2004 the Company had 259 employees compared to 191 employees at June 30, 2003. The general and administrative expense ratio for the six months ended June 30, 2004 was 7.9% compared to a general and administrative expense ratio of 8.8% for the six months ended June 30, 2003. The ratio has declined as a result of growth in premiums earned.

Net Income.  The increase in net income for the six months ended June 30, 2004 compared to the same period in 2003 was due to the growth of the Company’s premiums, strong underwriting margin and an increase in invested assets. Net income in the first half of 2004 was positively impacted by the results of all of the Company’s business segments, most notably in the Property Catastrophe Reinsurance and Property Per Risk Treaty Reinsurance segments.

Back to Index

Underwriting results by operating segments

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the six month period ended June 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

	(in thousands)
Revenues
Gross premiums written	$298,663	$192,473	$239,846

Net premiums written	298,663	192,473	237,068

Net premiums earned	230,011	110,179	195,287

Expenses
Losses and loss expenses	119,431	6,412	123,134
Acquisition expenses	60,359	13,109	52,260
General and administrative expenses	15,777	11,016	15,159

	195,567	30,537	190,553

Underwriting income	$34,444	$79,642	$4,734

Loss ratio	51.9%	5.8%	63.1%
Acquisition expense ratio	26.2%	11.9%	26.8%
General and administrative expense ratio	6.9%	10.0%	7.8%

Combined ratio	85.0%	27.7%	97.7%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total

	(in thousands)
Revenues
Gross premiums written	$59,987	$134,506	$145,817	$1,071,292

Net premiums written	59,419	134,166	145,817	1,067,606

Net premiums earned	47,313	114,269	114,754	811,813

Expenses
Losses and loss expenses	16,971	73,898	71,371	411,217
Acquisition expenses	5,744	12,324	24,389	168,185
General and administrative expenses	5,267	9,934	7,151	64,304

	27,982	96,156	102,911	643,706

Underwriting income	$19,331	$18,113	$11,843	$168,107

Loss ratio	35.9%	64.7%	62.2%	50.7%
Acquisition expense ratio	12.1%	10.8%	21.3%	20.7%
General and administrative expense ratio	11.1%	8.7%	6.2%	7.9%

Combined ratio	59.1%	84.2%	89.7%	79.3%

Back to Index

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the six month period ended June 30, 2003.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance

	(in thousands)
Revenues
Gross premiums written	$314,391	$126,472	$202,356

Net premiums written	314,391	127,182	200,057

Net premiums earned	119,291	79,500	113,701

Expenses
Losses and loss expenses	69,841	11,443	76,061
Acquisition expenses	31,262	9,460	30,787
General and administrative expenses	11,769	5,230	7,965

	112,872	26,133	114,813

Underwriting income (loss)	$6,419	$53,367	$(1,112)
Loss ratio	58.5%	14.4%	66.9%
Acquisition expense ratio	26.2%	11.9%	27.1%
General and administrative expense ratio	9.9%	6.6%	7.0%

Combined ratio	94.6%	32.9%	101.0%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total

	(in thousands)
Revenues
Gross premiums written	$37,752	$102,952	$230,848	$1,014,771

Net premiums written	36,973	102,952	230,848	1,012,403

Net premiums earned	31,828	70,366	67,433	482,119

Expenses
Losses and loss expenses	10,112	50,713	51,506	269,676
Acquisition expenses	3,255	7,877	9,400	92,041
General and administrative expenses	2,204	6,172	9,203	42,543

	15,571	64,762	70,109	404,260

Underwriting income (loss)	$16,257	$5,604	$(2,676)	$77,859

Loss ratio	31.8%	72.1%	76.4%	55.9%
Acquisition expense ratio	10.2%	11.2%	13.9%	19.1%
General and administrative expense ratio	6.9%	8.8%	13.6%	8.8%

Combined ratio	48.9%	92.1%	103.9%	83.8%

Back to Index

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis.  The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the six months ended June 30, 2004 and 2003, respectively.

	SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$298,663	$314,391	(5.0)%

Net premiums written	298,663	314,391	(5.0)%

Net premiums earned	230,011	119,291	92.8%

Expenses
Losses and loss expenses	119,431	69,841	71.0%
Acquisition expenses	60,359	31,262	93.1%
General and administrative expenses	15,777	11,769	34.1%

	195,567	112,872	73.3%

Underwriting income	$34,444	$6,419	436.6%

Loss ratio	51.9%	58.5%	(6.6)
Acquisition expense ratio	26.2%	26.2%	0.0
General and administrative expense ratio	6.9%	9.9%	(3.0)

Combined ratio	85.0%	94.6%	(9.6)

Reserve for losses and loss expenses	$268,515	$99,528	170.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  The decrease in gross premiums written was in large part due to certain business that has not been renewed where pricing has declined or terms and conditions have no longer met the Company’s criteria.  Offsetting the decrease was premium growth resulting from the expansion of underwriting activities at Endurance U.S. and Endurance U.K. which have generated $59 million and $57 million in new business, respectively.  The growth in premiums earned benefited significantly from the earning of premiums written in 2003.  During 2003, 67% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period.  In the six month period ended June 30, 2004, 57% of premiums were written on a policies attaching basis and therefore premiums written in the 2004 underwriting year are being earned over a shorter period on average than those written in 2003.

Losses and Loss Expenses.  The low loss ratios in 2004 and 2003 reflected the generally low level of loss emergence, both catastrophic losses and attritional losses, during both years.

Acquisition Expenses.  The acquisition expense ratio for 2004 was consistent with the corresponding period in 2003.

Back to Index

General and Administrative Expenses.  The increase in general and administrative expenses reflected the growth in the underwriting staff at Endurance U.S. and Endurance U.K. during the twelve months ended June 30, 2004.  General and administrative expenses as a percentage of net premiums earned have decreased as premium earnings have increased significantly.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the six months ended June 30, 2004 and 2003, respectively.

	SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$192,473	$126,472	52.2%

Net premiums written	192,473	127,182	51.3%

Net premiums earned	110,179	79,500	38.6%

Expenses
Losses and loss expenses	6,412	11,443	(44.0)%
Acquisition expenses	13,109	9,460	38.6%
General and administrative expenses	11,016	5,230	110.6%

	30,537	26,133	16.9%

Underwriting income	$79,642	$53,367	49.2%

Loss ratio	5.8%	14.4%	(8.6)
Acquisition expense ratio	11.9%	11.9%	0.0
General and administrative expense ratio	10.0%	6.6%	3.4

Combined ratio	27.7%	32.9%	(5.2)

Reserve for losses and loss expenses	$59,885	$50,454	18.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  The increase in gross premiums written is due to increased capital committed to this segment.  As a result of growth in total capital and diversity provided by other lines, the Company has been able to increase property catastrophe premiums while maintaining its objective of limiting the expected economic loss from a one in one hundred year series of catastrophic events to no more than 25% of total capital.  The growth in premiums earned is a result of the increase in premiums written in the twelve months to June 30, 2004 compared to the corresponding period to June 30, 2003.

Losses and Loss Expenses.  The low loss ratios for the six month periods ended June 30, 2004 and 2003 reflected the generally low level of catastrophic loss events and loss emergence during both years.  Positive development on the Company’s losses and loss expense reserves related to prior periods

42

Back to Index

had a more marked effect in the period ended June 30, 2004 than the corresponding period to June 30, 2003.

Acquisition Expenses.  The acquisition expense ratio for 2004 was consistent with the corresponding period in 2003.

General and Administrative Expenses.  General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate expenses.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the six months ended June 30, 2004 and 2003, respectively.

	SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$239,846	$202,356	18.5%

Net premiums written	237,068	200,057	18.5%

Net premiums earned	195,287	113,701	71.8%

Expenses
Losses and loss expenses	123,134	76,061	61.9%
Acquisition expenses	52,260	30,787	69.7%
General and administrative expenses	15,159	7,965	90.3%

	190,553	114,813	66.0%

Underwriting income (loss)	$4,734	$(1,112)	NM (2)

Loss ratio	63.1%	66.9%	(3.8)
Acquisition expense ratio	26.8%	27.1%	(0.3)
General and administrative expense ratio	7.8%	7.0%	(0.8)

Combined ratio	97.7%	101.0%	(3.3)

Reserve for losses and loss expenses	$350,457	$143,306	144.6%

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums.  The increase in gross premiums written was in large part due to organic growth the Company has experienced at Endurance Bermuda and Endurance U.S. which has generated $40 million and $95 million in new business, respectively.  These areas of premium growth have been offset by certain business that has not been renewed where terms and conditions have no longer met the Company’s criteria.  The growth in premiums earned benefited significantly from the earning of premiums written in 2003.  During 2003, 72% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period.  In the six month period ended June 30, 2004, 49% of premiums were written on a policies attaching basis and therefore premiums written in the 2004 underwriting year are being earned over a shorter period on average than those written in 2003.

Back to Index

Losses and Loss Expenses.  Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The slight difference in loss ratio was a result of differences in the mix of business and lower than expected loss emergence related to prior periods.

Acquisition Expenses.  The acquisition cost ratio for the six months ended June 30, 2004 is largely consistent with the same period to June 30, 2003.  The slight decrease is due to a moderate shift in the mix of business.

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

The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the six months ended June 30, 2004 and 2003, respectively.

	SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$59,987	$37,752	58.9%

Net premiums written	59,419	36,973	60.7%

Net premiums earned	47,313	31,828	48.7%

Expenses
Losses and loss expenses	16,971	10,112	67.8%
Acquisition expenses	5,744	3,255	76.5%
General and administrative expenses	5,267	2,204	139.0%

	27,982	15,571	79.7%

Underwriting income	$19,331	$16,257	18.9%

Loss ratio	35.9%	31.8%	4.1
Acquisition expense ratio	12.1%	10.2%	1.9
General and administrative expense ratio	11.1%	6.9%	4.2

Combined ratio	59.1%	48.9%	10.2

Reserve for losses and loss expenses	$49,770	$23,107	115.4%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.  Premiums written in the six months ended June 30, 2004 grew largely due to new business generated by Endurance U.K. which expanded its team of underwriters and support staff throughout 2003. Endurance U.K. generated new business of $28 million in the six month period ended

Back to Index

June 30, 2004.  Certain areas of this segment have seen decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a portion of policies not being renewed due to less attractive terms. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses.  In general, losses in this segment were lower than expected reflecting a lack of large individual property losses experienced by the market in the six month periods ended June 30, 2004 and 2003.  The low loss ratio in both 2004 and 2003 was partly due to positive loss development on prior underwriting year business.  The higher loss ratio in 2004 was a result of the decreasing pricing trend which has caused initial expected loss ratios to increase.

Acquisition Expenses.  The acquisition expense ratio for the six months ended June 30, 2004 experienced a slight increase due to a moderate shift in the mix of business brought about by the growth in premiums generated by Endurance U.K.

General and Administrative Expenses.  General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors’ and officers’ liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the six months ended June 30, 2004 and 2003, respectively.

	SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$134,506	$102,952	30.6%

Net premiums written	134,166	102,952	30.3%

Net premiums earned	114,269	70,366	62.4%

Expenses
Losses and loss expenses	73,898	50,713	45.7%
Acquisition expenses	12,324	7,877	56.5%
General and administrative expenses	9,934	6,172	61.0%

	96,156	64,762	48.5%

Underwriting income	$18,113	$5,604	223.2%

Loss ratio	64.7%	72.1%	(7.4)
Acquisition expense ratio	10.8%	11.2%	(0.4)
General and administrative expense ratio	8.7%	8.8%	(0.1)

Combined ratio	84.2%	92.1%	(7.9)

Reserve for losses and loss expenses	$226,362	$84,671	167.3%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Back to Index

Premiums.  All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a 12-month period.  In the six month period ended June 30, 2004, the Company has observed stable pricing overall compared to the same period in 2003. Premiums written have increased slightly from the six months ended June 30, 2003 as a result on additional staff and strong renewals of existing business.  The increase in premiums earned was a result of higher premiums written in the twelve months ended June 30, 2004 against those written in the corresponding period to June 30, 2003.

Losses and Loss Expenses.  The Company has received only a limited number of notices of potential losses for this segment, none of which has yet reached a level which would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company’s actuaries was based on historical industry loss data and business segment specific pricing information.In addition, results in this segment were positively impacted by reductions in expected losses related to prior underwriting periods.

Acquisition Expenses.  The acquisition expense ratio for the six months ended June 30, 2004 was largely consistent with the corresponding period in 2003.  The slight decrease reflects variations in individual contract terms.

General and Administrative Expenses.  The increase in general and administrative expenses was due to the increase in the number of staff dedicated to this segment.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage.  The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Aerospace and Other Specialty Lines business segment for the six months ended June 30, 2004 and 2003, respectively.

Back to Index

	SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	Change (1)

	(in thousands)
Revenues
Gross premiums written	$145,817	$230,848	(36.8)%

Net premiums written	145,817	230,848	(36.8)%

Net premiums earned	114,754	67,433	70.2%

Expenses
Losses and loss expenses	71,371	51,506	38.6%
Acquisition expenses	24,389	9,400	159.5%
General and administrative expenses	7,151	9,203	(22.3)%

	102,911	70,109	46.8%

Underwriting income (loss)	$11,843	$(2,676)	NM (2)

Loss ratio	62.2%	76.4%	(14.2)
Acquisition expense ratio	21.3%	13.9%	7.4
General and administrative expense ratio	6.2%	13.6%	(7.4)

Combined ratio	89.7%	103.9%	(14.2)

Reserve for losses and loss expenses	$215,307	$91,673	134.9%

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums.  The decrease in gross premiums written was in large part due to certain business that has not been renewed where terms and conditions have no longer met the Company’s criteria including a large workers’ compensation contract.  Offsetting these decreases was premium growth generated by an expansion within the Company’s marine and personal accident underwriting teams which combined have contributed $30 million.  The growth in premiums earned was largely due to the earning of premiums written in 2003.  During 2003, 83% of premiums in this segment were written on a policies attaching basis which are earned over a 24-month risk period.  In the six months ended June 30, 2004, 79% of premiums in this segment were written on a policies attaching basis.

Losses and Loss Expenses.  The decrease in the loss ratio is due to the relatively lower level of loss emergence in the six months ended June 30, 2004 against the corresponding period in 2003.

Acquisition Expenses.  The increase in expense ratio was due to the changes in mix of business towards proportional reinsurance contracts in aerospace lines.

General and Administrative Expenses.  General and administrative expenses have decreased due to a reduction of staff in the Company’s Alternative Risk line.  The general and administrative expense ratio has decreased as a result of the reduced staff and an increase in premiums earned.

Back to Index

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

On May 21, 2004, the Company repurchased 2,036,834 of its ordinary shares owned by Lightyear Capital, initial investors at the formation of the Company. The purchase price was $31.779 per share, representing a 1% discount to the closing price for the ordinary shares on May 21, 2004. The purchase price totaled $64.7 million. The Company used existing cash on hand to fund the repurchase.  The Company also announced a share repurchase program under which the Company may repurchase up to 2 million additional ordinary shares or share equivalents.  The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program is currently authorized to continue until May 2006.

On June 15, 2004, the Company filed an unallocated universal Shelf Registration Statement on Form S-3 (Registration No. 333-116505) that was declared effective by the Securities and Exchange Commission on June 30, 2004.  The Shelf Registration Statement permits the Company to issue, in one or more offerings, up to $500 million of debt, equity, trust preferred securities or a combination of the above.  In addition to the $500 million of securities eligible to be sold from time to time by the Company, the Shelf Registration Statement also registers for possible future sales up to 38,069,699 ordinary shares beneficially owned by certain of the Company’s founding shareholders. The registration of the founding shareholders’ ordinary shares does not obligate these shareholders to offer or sell any of these shares. The Company has not been asked to assist in any offerings of ordinary shares by the founding shareholders as of August 11, 2004, nor will the Company receive any proceeds from any sale of shares by the selling shareholders.

On July 15, 2004, the Company issued $250 million principal amount of 7% Senior Notes pursuant to a prospectus supplement to the Shelf Registration Statement.  The Senior Notes were offered by the underwriters at a price of 99.108% of their principal amount, providing an effective yield to investors of 7.072%, and, unless previously redeemed, will mature on July 15, 2034.  On July 15, 2004, the Company used a portion of the net proceeds from the offering to repay the $103 million term loan outstanding under its bank credit facility.

The Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt.  The Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.

The indenture governing the Senior Notes contains certain customary covenants, including:

•	limitations on liens on the stock of restricted subsidiaries;
•	restrictions as to the disposition of the stock of restricted subsidiaries; and
•	limitations on mergers, amalgamations, conversions, consolidations and successions.

Back to Index

In addition, the following events constitute an event of default under the indenture governing the Senior Notes:

•	a default in payment of principal or any premium under the Senior Notes when due;
•	a default for 30 days in payment of any interest under the Senior Notes;
•
a failure to observe or perform any other covenant or agreement in the Senior Notes or indenture, other than a covenant or agreement included solely for the benefit of a different series of debt securities, after 90 days written notice of the failure;

•	certain events of bankruptcy, insolvency or reorganization; or
•
a continuing default, for more than 30 days after the Company receives notice of the default, under any other indenture, mortgage, bond, debenture, note or other instrument, under which the Company or its restricted subsidiaries may incur recourse indebtedness for borrowed money in an aggregate principal amount exceeding $50,000,000, if the default resulted in the acceleration of that indebtedness, and such acceleration has not been waived or cured.

Where an event of default occurs and is continuing, either the indenture trustee or the holders of not less than 25% in principal amount of the Senior Notes, may have the right to declare the principal and accrued interest of all the Senior Notes to be due and payable immediately.  If an event of default occurs involving certain events of bankruptcy, insolvency or reorganization, all unpaid principal of all the Senior Notes then outstanding, and interest accrued thereon, if any, shall be due and payable immediately, without any declaration or other act on the part of the indenture trustee or any holder of the Senior Notes.

On August 6, 2004, the Company and its lenders replaced its existing letter of credit and revolving credit facility with a new three-year $850 million letter of credit and revolving credit facility.  The full amount of the new credit facility may be used to issue letters of credit or for revolving credit borrowings.  Up to $412.5 million of borrowings or letter of credit issuances under the credit facility may be secured by a portion of the investment portfolio of the individual borrower under the credit facility in return for a reduced letter of credit fee.  The new credit facility expires on August 6, 2007.  The lenders under the new credit facility are JPMorgan Chase Bank, Wachovia Bank, N.A., Bank of America, N.A., Barclays Bank, The Bank of New York, Calyon, ING Bank N.V., Comerica Bank, Deutsche Bank AG, HSBC Bank USA, N.A., Lloyds TSB Bank plc, The Bank of Nova Scotia, The Royal Bank of Scotland, Commerzbank AG, The Bank of N.T. Butterfield & Son Limited, Credit Suisse First Boston, Goldman Sachs Credit Partners, and Merrill Lynch Bank USA.  The administrative agent is JPMorgan Chase Bank.

As of August 6, 2004, the Company had no revolving loans and $233.4 million of letters of credit outstanding under the new credit facility.

Proceeds of the revolving credit facility may be used by the Company or its subsidiaries for general corporate and working capital purposes and repurchases of its outstanding ordinary or class A shares and warrants to purchase its ordinary or class A shares.  The Company cannot use more than $500 million of the proceeds for equity repurchases.  The credit facility also provides for the issuance of standby letters of credit, of which up to $412.5 million may be secured by a portion of the investment portfolio of the individual borrower under the facility.  Endurance Holdings guaranteed the obligations of those of its subsidiaries that are parties to the credit facility.

The interest rate for revolving loans under the credit facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 1/2% of 1% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR plus 0.40% to 0.70% depending upon the ratio of the Company’s outstanding indebtedness to total capital, which is referred to as the Company’s leverage ratio.  For letters of credit issued on an unsecured basis, the Company is required to pay a fee ranging from 0.40% to 0.70% on the daily stated amount of such letters of credit. For letters of credit issued on a secured basis, the Company is required to pay a fee ranging from 0.20% to 0.30% on the daily stated amount of such letters of credit. In each case, the applicable fee is determined based upon the Company’s leverage ratio.  If the Company fails to timely repay any revolving loan or timely reimburse any lender for a drawing under a letter of credit, the Company is obligated to pay interest on the unpaid or unreimbursed amount at the applicable rate, plus 2.0%.

The credit facility requires the Company to pay to the lenders a facility fee that ranges from 0.10% to 0.175% of the total commitments outstanding under the credit facility depending on the

Back to Index

Company’s leverage ratio.  The Company must also pay the lenders a utilization fee that ranges from 0.125% to 0.25% of the total amount of revolving loans outstanding when the aggregate amount of those loans is equal to 50% of the aggregate lending commitments outstanding under the credit facility.

The credit facility requires that the outstanding principal of revolving loans be repaid in full on August 6, 2007.

The credit facility requires the Company’s compliance with certain customary restrictive covenants.  These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time), a consolidated tangible net worth (no less than $1.25 billion at any time), and unencumbered cash and investment grade assets in excess of the greater of $400 million or the Company’s outstanding debt and letters of credit.  In addition, each of the Company’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times.  The terms of the Company’s credit facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the loan facilities.  The credit facility also includes other covenants restricting such activities as:

•	changes in business;
•	consolidation or merger with another entity;
•	disposal of assets;
•	incurrence of additional indebtedness;
•	incurrence of liens on our property;
•	issuance of preferred or preference equity securities;
•	dissolution or liquidation;
•	transactions with affiliates; and
•	changes of control.

It is an event of default under the credit facility if there occurs any one of the following:

•	a failure of the Company to pay principal when due, interest or fees within three business days or other amounts under the credit facility following notice or demand;
•	a representation made by the Company is untrue in any material respect;
•	a failure by the Company to perform its covenants;
•	a default in connection with other indebtedness in excess of $30 million;
•	bankruptcy;
•	a material ERISA violation;
•	an adverse judgment in excess of $30 million;
•	suspension of one or more insurance licenses, with the suspension having a material adverse effect on the Company;
•	cessation of the Endurance Holdings guarantee;
•	a failure of the lenders to have a first priority perfected security interest in the collateral; or
•	a change in control of the Company.

Upon the occurrence of an event of default under the credit facility, the lenders can terminate their commitments under the revolving credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the credit facility.

Given that the Company’s Senior Notes (described below) and the credit facility contain cross default provisions, this may result in the holders of the Senior Notes and the lenders under the credit facility declaring such debt due and payable and an acceleration of all debt due under both the Senior Notes and the revolving credit facility.  If this were to occur, the Company may not have liquid funds sufficient at that time to repay any or all of such indebtedness.

As of June 30, 2004, the Company had no investments in equity securities, less than investment grade securities, real estate, or other classes of alternative investments.  However, at its meeting in May

Back to Index

2004, our Board of Directors approved the investment of up to $100 million (less than 3.2% of the Company’s current invested assets) with performance incentive based alternative investment managers.  The Company is in the process of selecting and allocating funds to alternative investment managers.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2004, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $328.0 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

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

The Company’s aggregate invested assets as of June 30, 2004 totaled $3.1 billion compared to aggregate invested assets of $2.7 billion as of December 31, 2003.  The increase in invested assets since December 31, 2003 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by loss and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid.

On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under its credit facilities, capital from its notes offering and capital base established by its initial public offering and the private placement, to be sufficient to operate its business.  However, there can be no assurance that the Company will not incur additional indebtedness in order to implement its business strategy or pay claims.

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Information about Market Risk” included in the 2003 Annual Report on Form 10-K.

Currency

The Company’s functional currency is U.S. dollars for Endurance Bermuda and Endurance U.S. and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. The

Back to Index

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

Reserve for losses and loss expenses

As of June 30, 2004, the Company had accrued losses and loss expense reserves of $1.2 billion. This amount represents the Company’s actuarial best estimate of the ultimate liability for payment of losses and loss expenses. During the three month period ended June 30, 2004, the Company paid losses and loss expenses of $40.8 million.

As of June 30, 2004, the Company had been notified of a moderate number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses.  The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements.  These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary.  Such adjustments, if any, are recorded in earnings in the period in which they are determined.  See “—Critical Accounting Policies -- Reserve for Losses and Loss Expenses.” included in the 2003 Annual Report on Form 10-K.

Incurred losses for the three months ended June 30, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total

	(in thousands)
Incurred related to:
Current year	$69,282	$13,499	$57,869	$14,303	$41,722	$33,227	$229,902
Prior years	(10,467)	(10,000)	(4,020)	(3,486)	(6,396)	(6,325)	(40,694)

Total Incurred Losses	$58,815	$3,499	$53,849	$10,817	$35,326	$26,902	$189,208

Incurred losses for the three months ended June 30, 2004 include approximately $40.7 million in positive development of reserves relating to the prior accident years. The positive loss reserve development experienced during the three months ended June 30, 2004 benefited the Company’s reported loss ratio by 10.3 percentage points.

Back to Index

During the three months ended June 30, 2004, the reduction in the Company’s initial estimated losses for prior accident years was experienced most significantly in the Property Catastrophe segment, where the initial estimate was reduced by approximately $10 million; and the Property Per Risk Treaty segment, where the initial estimate was also reduced by approximately $10 million. The balance of the $40.7 million redundancy was experienced across all the remaining business segments.

The above reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses.

Reserves for losses and loss expenses are comprised of the following at June 30, 2004:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total

	(in thousands)
Case Reserves	$86,583	$21,279	$50,989	$20,271	$0	$54,999	$234,121
IBNR	181,932	38,606	299,468	29,499	226,362	160,308	936,175

Reserve for Losses and Loss Expenses	$268,515	$59,885	$350,457	$49,770	$226,362	$215,307	$1,170,296

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following:

-	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products;

-	the impact of acts of terrorism and acts of war;

-	the effects of terrorist related insurance legislation and laws;

-
greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices have anticipated;

-	decreased level of demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty reinsurers;

-	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of the Company’s subsidiaries;

Back to Index

-	uncertainties in the Company’s reserving process;

-	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

-	changes in regulations or tax laws applicable to us, the Company’s subsidiaries, brokers or customers;

-	acceptance of the Company’s products and services, including new products and services;

-	the inability to renew business previously underwritten or acquired;

-	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

-	loss of key personnel;

-	political stability of Bermuda;

-	changes in accounting policies or practices; and

-	changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect the Company’s investment portfolio.

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

Back to Index

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d)	Use of Proceeds from Registered Securities

On March 5, 2003, the Company consummated the initial public offering of its ordinary shares, $1.00 par value per share. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement on Form S-1 (Registration No. 333-102026) that was declared effective by the U.S. Securities and Exchange Commission on February 27, 2003.  Of the ordinary shares registered under the Registration Statement, 9,600,000 were sold at a price to the public of $23.00 per share. All of the ordinary shares were sold by the Company and there were no selling shareholders in the offering. The offering terminated without the sale of 1,440,000 ordinary shares registered on the Registration Statement.  The aggregate gross proceeds from the ordinary shares sold by the Company were $220.8 million. The estimated aggregate net proceeds to the Company from the offering were approximately $201.5 million after deducting an aggregate of $15.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.8 million in other direct expenses incurred in connection with the offering.

None of the proceeds from the offering were paid, directly or indirectly, to any of the Company’s officers or directors or any of their associates, or to any persons owning ten percent or more of the Company’s outstanding ordinary shares or to any of the Company’s affiliates. Upon consummation of the offering, the Company applied $50.6 million of the net proceeds of the offering to the repayment of principal under the Company’s term loan facility.  On June 12, 2003, the Company contributed $50 million to the capital of its subsidiary, Endurance Specialty Insurance Ltd., for further contribution to its United States subsidiary, Endurance Reinsurance Corporation of America.  On September 27, 2003, the Company used $38.4 million of the next proceeds of the offering for the scheduled repayment of principal under the Company’s term loan facility.  In July 2004, the Company invested the remaining net proceeds of the offering in alternative investment vehicles and on September 1, 2004, will contribute such investments to the capital of its subsidiary, Endurance Specialty Insurance Ltd.

Back to Index

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	—	—	—	—
May 1, 2004 – May 31, 2004	2,036,834(1)	$31.779	—(2)	2,000,000(3)
June 1, 2004 – June 30, 2004	—	—	—	2,000,000(3)
Total	2,036,834	$31.779	—(2)	2,000,000(3)

(1)	On May 21, 2004, the Company repurchased 2,036,834 of its ordinary shares from one of its initial investors in a privately negotiated transaction approved by the Company’s board of directors.
(2)
On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company will repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program is currently authorized to continue until May 2006.

(3)	Ordinary shares or share equivalents

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

On May 5, 2004, the Company held its Annual General Meeting of Shareholders in Pembroke, Bermuda.  Represented in person or by proxy at the Annual General Meeting were 32,937,755 ordinary shares, which was 51.5% of the ordinary shares outstanding.  At the Annual General Meeting, the Company’s shareholders voted on the following six proposals:

Back to Index

Proposal 1:  To elect three Class II directors to the Board of Directors of Endurance Specialty Holdings Ltd.

DIRECTOR NOMINEE	FOR	WITHHELD

John T. Baily	32,937,755	0
Charles G. Froland	32,937,755	0
James R. Kroner	32,937,755	0

Proposal 2:  To direct the Company to elect a slate of director designees who shall serve as directors of Endurance Specialty Insurance Ltd.

DIRECTOR NOMINEE	FOR	WITHHELD

John T. Baily	32,937,755	0
William H. Bolinder	32,937,755	0
David L. Cole	32,937,755	0
Jonathan J. Coslet	32,937,755	0
Anthony J. DiNovi	32,937,755	0
Bryon G. Ehrhart	32,937,755	0
Charles G. Froland	32,937,755	0
James R. Kroner	32,937,755	0
Kenneth J. LeStrange	32,937,755	0
Richard C. Perry	32,937,755	0
Robert A. Spass	32,937,755	0

Proposal 3:  To direct the Company to elect a slate of director designees who shall serve as directors of Endurance Worldwide Holdings Limited.

DIRECTOR NOMINEE	FOR	WITHHELD

John T. Baily	32,937,755	0
William H. Bolinder	32,937,755	0
Mark W. Boucher	32,937,755	0
David L. Cole	32,937,755	0
Jonathan J. Coslet	32,937,755	0
Anthony J. DiNovi	32,937,755	0
Bryon G. Ehrhart	32,937,755	0
Charles G. Froland	32,937,755	0
Kenneth J. LeStrange	32,937,755	0
Simon Minshall	32,937,755	0
Richard C. Perry	32,937,755	0
Robert A. Spass	32,937,755	0

Back to Index

Proposal 4:  To direct the Company to elect a slate of director designees who shall serve as directors of Endurance Worldwide Insurance Limited.

DIRECTOR NOMINEE	FOR	WITHHELD

John T. Baily	32,937,755	0
William H. Bolinder	32,937,755	0
Mark W. Boucher	32,937,755	0
David L. Cole	32,937,755	0
Jonathan J. Coslet	32,937,755	0
Anthony J. DiNovi	32,937,755	0
Bryon G. Ehrhart	32,937,755	0
Charles G. Froland	32,937,755	0
Kenneth J. LeStrange	32,937,755	0
Simon Minshall	32,937,755	0
Richard C. Perry	32,937,755	0
Robert A. Spass	32,937,755	0

Proposal 5:  To direct the Company to elect a slate of director designees who shall serve as directors of Endurance Services Limited.

DIRECTOR NOMINEE	FOR	WITHHELD

Steven W. Carlsen	32,937,755	0
James R. Kroner	32,937,755	0
Kenneth J. LeStrange	32,937,755	0

Proposal 6:  To appoint Ernst & Young as the Company’s independent auditors for the year ending December 31, 2004 and authorize the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

FOR	32,882,451
AGAINST	55,304
ABSTAIN	0

Item 5.  Other Information

None

Back to Index

Item 6.  Exhibits and Reports on Form 8-K

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent.
10.2
Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent.

10.3
Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian.

10.4	Employment Agreement, dated as of April 30, 2004, between Endurance Services Limited and Steven W. Carlsen.
10.5	Employment Agreement, dated as of April 30, 2004, between Endurance Specialty Insurance Ltd. and James R. Kroner.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

Date of Report	Item Reported
April 27, 2004
The issuance by the Company of the press release and related investor financial supplement reporting the Company’s results of operations for the three months ended March 31, 2004.

The slides from presentation by management to certain investors at the Capital Z Financial Services Fund II, L.P. 2004 Annual Meeting on April 27, 2004.

May 11, 2004	The slides from presentation by management to certain investors at the UBS 2004 Global Financial Services Conference on May 11, 2004.

May 25, 2004
The repurchase by the Company of 2,036,834 if its outstanding ordinary shares owned by Lightyear Capital.

The initiation of a share repurchase program by the Company for the repurchase of up to 2,000,000 ordinary shares and share equivalents, from time to time.

June 23, 2004	The slides from presentation by management to certain investors at the Wachovia Securities’ Fourteenth Annual Nantucket Conference on June 23, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2004	By:	/s/ KENNETH J. LESTRANGE

Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer,
President

Date: August 11, 2004	By:	/s/ JAMES R. KRONER

James R. Kroner
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)