Form 10-Q
period 2004-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2004-11-12
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2004, or

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

Yes         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of November 9, 2004
Ordinary Shares − $1.00 par value	61,441,602

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$358,785	$150,923
Fixed maturity investments available for sale, at fair value (amortized cost: $3,194,337 and $2,497,152 at September 30, 2004 and December 31, 2003, respectively)	3,210,428	2,523,309
Investment in other ventures, under equity method	78,608	—
Premiums receivable, net	647,427	518,539
Deferred acquisition costs	217,078	183,387
Securities lending collateral	284,450	—
Prepaid reinsurance premiums	7,057	2,335
Losses recoverable	22,627	1,442
Accrued investment income	27,787	20,434
Intangible assets	31,405	32,407
Other assets	41,651	26,188
Total assets	$4,927,303	3,458,964

LIABILITIES

Reserve for losses and loss expenses	$1,448,962	$833,158
Reserve for unearned premiums	1,033,341	824,685
Reinsurance balances payable	25,517	23,977
Securities lending payable	284,450	—
Long term debt	247,775	103,029
Net payable for investments purchased	76,375	—
Other liabilities	40,059	29,300
Total liabilities	3,156,479	1,814,149

SHAREHOLDERS' EQUITY

Common shares
Ordinary – 61,680,352 issued and outstanding (2003 – 63,912,000)	61,680	63,912
Additional paid-in capital	1,123,280	1,189,570
Accumulated other comprehensive income	35,846	46,068
Retained earnings	550,018	345,265
Total shareholders' equity	1,770,824	1,644,815
Total liabilities and shareholders' equity	$4,927,303	$3,458,964

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Gross premiums written and acquired	$367,865	$325,070	$1,439,157	$1,339,841
Net premiums written and acquired	357,700	324,405	1,425,306	1,336,808
Change in unearned premiums	51,787	11,425	(204,006)	(518,859)
Net premiums earned (includes $924 and $258 from related parties for the nine months ended September 30, 2004 and 2003, respectively)	409,487	335,830	1,221,300	817,949
Net investment income	30,978	18,736	84,597	49,758
Net foreign exchange gains (losses)	3,089	2,123	(2,949)	6,717
Net realized gains (losses) on sales of investments	814	(932)	5,376	6,985
Total revenues	444,368	355,757	1,308,324	881,409
Expenses
Losses and loss expenses (includes $356 and $79 from related parties for the nine months ended September 30, 2004 and 2003, respectively)	308,255	198,665	719,472	468,341
Acquisition expenses (includes $102 and $28 payable to related parties for the nine months ended September 30, 2004 and 2003, respectively)	81,147	69,382	249,332	161,423
General and administrative expenses	32,533	28,905	96,837	71,448
Amortization of intangibles	882	944	2,770	2,294
Interest expense	3,771	1,013	5,433	3,393
Total expenses	426,588	298,909	1,073,844	706,899
Income before income taxes	17,780	56,848	234,480	174,510
Income tax benefit (expense)	9,068	(305)	7,996	25
Net income	26,848	56,543	242,476	174,535
Other comprehensive income
Holding gains (losses) on investments arising during the period (2004: net of applicable deferred income taxes of $(4,266) – three month period; $264 – nine month period)	38,096	(17,603)	(4,946)	(444)
Foreign currency translation adjustments	(842)	1,977	1,895	5,899
Net (loss) gain on derivatives designated as cash flow hedge	(1,586)	450	(1,795)	(1,285)
Reclassification adjustment for net realized losses (gains) included in net income	(814)	932	(5,376)	(6,985)
Other comprehensive (loss) income	34,854	(14,244)	(10,222)	(2,815)
Comprehensive income	$61,702	$42,299	$232,254	$171,720
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	62,042,551	64,414,293	63,149,316	62,557,398
Diluted	66,476,464	67,795,320	67,707,858	65,166,361
Basic earnings per share	$0.43	$0.88	$3.84	$2.79
Diluted earnings per share	$0.40	$0.83	$3.58	$2.68

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands of United States dollars)

	2004	2003
Common shares
Balance, beginning of period	$63,912	$55,000
Issuance of common shares	162	9,662
Repurchase of common shares	(2,394)	(750)
Balance, end of period	61,680	63,912
Additional paid-in capital
Balance, beginning of period	1,189,570	1,009,415
Issuance of common shares	2,548	197,110
Issuance of restricted share units	6,651	3,092
Repurchase of common shares	(74,166)	(19,545)
Settlement of restricted share units	(1,562)	—
Public offering and registration costs	(1,992)	(3,820)
Stock-based compensation expense	2,231	2,541
Balance, end of period	1,123,280	1,188,793
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	20,722	3,662
Foreign currency translation adjustments	1,895	5,899
Balance, end of period	22,617	9,561
Unrealized holding gains on investments:
Balance, beginning of period	26,230	47,045
Net unrealized holding losses arising during the period, net of reclassification adjustment	(10,322)	(7,429)
Balance, end of period	15,908	39,616
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(884)	—
Net change from current period hedging transactions	(2,620)	(2,051)
Net derivative loss reclassified to earnings	825	766
Balance, end of period	(2,679)	(1,285)
Total accumulated other comprehensive income	35,846	47,892
Retained earnings
Balance, beginning of period	345,265	102,378
Net income	242,476	174,535
Issuance of restricted share units in lieu of dividends	(245)	(28)
Dividends on common shares	(37,478)	(12,836)
Balance, end of period	550,018	264,049
Total shareholders' equity	$1,770,824	$1,564,646

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands of United States dollars)

	2004	2003
Cash flows provided by operating activities:
Net income	$242,476	$174,535
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,089	26,303
Net realized gains on sales of investments	(5,376)	(6,985)
Deferred taxes	(8,273)	324
Stock-based compensation expense	4,543	2,541
Equity in earnings of unconsolidated ventures	(1,108)	—
Premiums receivable, net	(128,888)	(19,377)
Deferred acquisition costs	(33,691)	(32,963)
Prepaid reinsurance premiums	(4,722)	5,364
Losses recoverable	(21,185)	(474)
Accrued investment income	(7,353)	(10,795)
Other assets	(5,944)	(1,336)
Reserve for losses and loss expenses	615,804	421,365
Reserve for unearned premiums	208,656	99,975
Reinsurance balances payable	1,540	8,004
Other liabilities	12,038	7,629
Net cash provided by operating activities	895,606	674,110
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,001,838	865,788
Proceeds from maturities and calls on fixed maturity investments	283,324	212,601
Purchases of fixed maturity investments	(1,916,809)	(1,949,177)
Purchase of investments in other ventures, under equity method	(77,500)	—
Purchases of fixed assets	(5,037)	(15,099)
Net cash (paid) acquired in HartRe acquisition	(1,768)	45,656
Purchase of net assets – LaSalle	—	(1,532)
Net cash used in investing activities	(715,952)	(841,763)
Cash flows provided by financing activities:
Issuance of common shares	2,710	206,384
Repurchase of common shares	(76,560)	(20,295)
Issuance of long term debt	247,775	—
Settlement of restricted share units	(1,601)	—
Offering and registration costs paid	(3,356)	(3,820)
Bank debt repaid	(103,029)	(88,971)
Dividends paid	(37,478)	(12,836)
Net cash provided by financing activities	28,461	80,462
Effect of exchange rate changes on cash and cash equivalents	(253)	36
Net increase (decrease) in cash and cash equivalents	207,862	(87,155)
Cash and cash equivalents, beginning of period	150,923	256,840
Cash and cash equivalents, end of period	$358,785	$169,685

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

1.    General

Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America ("Endurance U.S."), based in White Plains, New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Annual Report on Form 10-K").

Certain reclassifications have been made for 2003 to conform to the 2004 presentation.

The Company's accounting policies remain unchanged from the 2003 Annual Report on Form 10-K except for the addition of the following accounting policies.

Losses recoverable represent estimates of losses and loss expenses that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the Company's reserves for losses and loss expenses.

Investments in other ventures are accounted for using the equity method of accounting whereby the initial investment was recorded at cost. The carrying amounts of these investments are increased or decreased to reflect the Company's share of income or loss of the funds and are decreased for any dividends received from the funds.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.    Significant events

On August 6, 2004, the Company and its lenders replaced its existing letter of credit and revolving credit facility with a new three-year $850 million letter of credit and revolving credit facility. The full amount of the new credit facility may be used to issue letters of credit or for revolving credit borrowings. Up to $412.5 million of borrowings or letter of credit issuances under the credit facility may be secured by a portion of the investment portfolio of the individual borrower under the credit facility. The new credit facility expires on August 6, 2007. The lenders under the new credit facility are Bank of America, N.A., Barclays Bank PLC, Calyon, Comerica Bank, Commerzbank AG, Credit Suisse First Boston, Deutsche Bank AG, Goldman Sachs Credit Partners L.P., HSBC Bank USA, National Association, ING Bank N.V., JPMorgan Chase Bank, Lloyds TSB Bank plc, Merrill Lynch Bank USA, The Bank of New York, The Bank of Nova Scotia, The Bank of N.T. Butterfield & Son Limited, The Royal Bank of Scotland plc, and Wachovia Bank, National Association. The administrative agent is JPMorgan Chase Bank.

Proceeds of the revolving credit facility may be used by the Company or its subsidiaries for general corporate and working capital purposes and repurchases of its outstanding ordinary or class A shares and warrants to purchase its ordinary or class A shares. The Company cannot use more than $500 million of the proceeds for equity repurchases. The credit facility also provides for the issuance of standby letters of credit, of which up to $412.5 million may be secured by a portion of the investment portfolio of the Company. Endurance Holdings has guaranteed the obligations of its subsidiaries that are parties to the credit facility.

The interest rate for revolving loans under the credit facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 1/2% of 1% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR. For letters of credit issued on an unsecured basis, the Company is required to pay a fee ranging from 0.40% to 0.70% on the daily stated amount of such letters of credit. For letters of credit issued on a secured basis, the Company is required to pay a fee ranging from 0.20% to 0.30% on the daily stated amount of such letters of credit. In each case, the applicable fee is determined based upon the ratio of the Company's outstanding indebtedness to total capital, which is referred to as the Company's leverage ratio. If the Company fails to timely repay any revolving loan or timely reimburse any lender for a drawing under a letter of credit, the Company is obligated to pay interest on the unpaid or unreimbursed amount at the applicable rate, plus 2.0%.

The credit facility requires the Company to pay to the lenders a facility fee that ranges from 0.10% to 0.175% of the total commitments outstanding under the credit facility depending on the Company's leverage ratio. The Company must also pay the lenders a utilization fee that ranges from 0.125% to 0.25% of the total amount of revolving loans outstanding when the aggregate amount of those loans is equal to 50% of the aggregate lending commitments outstanding under the credit facility.

The credit facility requires that the outstanding principal of revolving loans be repaid in full on August 6, 2007.

The credit facility requires the Company's compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time), a consolidated tangible net worth (no less than $1.25 billion at any time), and unencumbered cash and investment grade assets in excess of the greater of $400 million or the Company's outstanding debt and letters of credit. In addition, each of the Company's regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the Company's credit facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the loan facilities. The credit facility also includes other covenants restricting such activities as:

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.    Significant events (Continued)

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

Given that the Company's Senior Notes (described below) and the credit facility contain cross default provisions, this may result in the holders of the Senior Notes and the lenders under the credit facility declaring such debt due and payable and an acceleration of all debt due under both the Senior Notes and the revolving credit facility. If this were to occur, the Company may not have liquid funds sufficient at that time to repay any or all of such indebtedness.

On July 15, 2004, the Company issued $250 million principal amount of 7% Senior Notes pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3 (Registration No. 333-116505) ("Shelf Registration Statement") filed on June 15, 2004 and declared effective by the U.S.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.    Significant events (Continued)

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

The Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Senior Notes are also effectively junior to claims of creditors of the Company's subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.

The indenture governing the Senior Notes contains certain customary covenants, including:

•	limitations on liens on the stock of restricted subsidiaries;

•	restrictions as to the disposition of the stock of restricted subsidiaries; and

•	limitations on consolidation, merger, amalgamation and sale of assets.

In addition, the following events constitute an event of default under the indenture governing the Senior Notes:

•	a default in payment of principal or any premium under the Senior Notes when due;

•	a default for 30 days in payment of any interest under the Senior Notes;

•	a failure to observe or perform any other covenant or agreement in the Senior Notes or indenture, other than a covenant or agreement included solely for the benefit of a different series of debt securities, after 90 days written notice of the failure;

•	certain events of bankruptcy, insolvency or reorganization; or

•	a continuing default, for more than 30 days after the Company receives notice of the default, under any other indenture, mortgage, bond, debenture, note or other instrument, under which the Company or its restricted subsidiaries may incur recourse indebtedness for borrowed money in an aggregate principal amount exceeding $50,000,000, if the default resulted in the acceleration of that indebtedness, and such acceleration has not been waived or cured.

Where an event of default occurs and is continuing, either the indenture trustee or the holders of not less than 25% in principal amount of the Senior Notes, may declare the principal and accrued interest of the Senior Notes to be due and payable immediately. If an event of default occurs involving certain events of bankruptcy, insolvency or reorganization, all unpaid principal of all the Senior Notes then outstanding, and interest accrued thereon, if any, shall be due and payable immediately, without any declaration or other act on the part of the indenture trustee or any holder of the Senior Notes.

The Shelf Registration Statement permits the Company to issue, in one or more offerings, up to an additional $250 million of debt, equity, trust preferred securities or a combination of the above. In addition to the $500 million of securities eligible to be issued from time to time by the Company (including the Senior Notes already issued), the Shelf Registration Statement also registers for possible future sales up to 38,069,699 ordinary shares beneficially owned by certain of the Company's founding shareholders. The registration of the founding shareholders' ordinary shares does not obligate these shareholders to offer or sell any of these shares. The Company did not receive any proceeds from any sale of shares by the selling shareholders.

On May 21, 2004, the Company repurchased 2,036,834 of its ordinary shares from one of its initial investors. The purchase price was $31.779 per share, representing a 1% discount to the closing market

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.    Significant events (Continued)

price per share on May 21, 2004. The purchase price totaled $64.7 million. The Company used existing cash on hand to fund the repurchase. The Company also announced a share repurchase program under which the Company may repurchase up to 2.0 million additional ordinary shares or share equivalents. During the quarter ended September 30, 2004, the Company repurchased 356,800 of its ordinary shares under this program at an average price of $33.13 per share.

On March 9, 2004, certain of the Company's founding shareholders consummated a secondary public offering of the Company's ordinary shares. The ordinary shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-112258) that was declared effective by the Securities and Exchange Commission on March 3, 2004.

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

3.    Securities lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% - 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $278.1 million in securities on loan at September 30, 2004.

4.    Earnings per share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings' ordinary shares by the weighted average number of ordinary shares outstanding. In addition to the actual ordinary shares outstanding, the weighted average number of ordinary shares included in the basic earnings per common share calculation also includes the fully vested restricted share units discussed in note 5.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.    Earnings per share (Continued)

Diluted earnings per common share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following tables set forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Numerator:
Net income available to common shareholders	$26,848	$56,543
Denominator:
Weighted average shares – basic
Ordinary shares outstanding	61,827,619	64,280,696
Vested restricted share units outstanding	214,932	133,597
	62,042,551	64,414,293
Share equivalents
Warrants	3,085,419	2,407,784
Options	1,293,658	972,695
Unvested restricted share units outstanding	54,836	548
Weighted average shares – diluted	66,476,464	67,795,320
Basic earnings per common share	$0.43	$0.88
Diluted earnings per common share	$0.40	$0.83

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Numerator:
Net income available to common shareholders	$242,476	$174,535
Denominator:
Weighted average shares – basic
Ordinary shares outstanding	62,951,734	62,452,835
Vested restricted share units outstanding	197,582	104,563
	63,149,316	62,557,398
Share equivalents
Warrants	3,170,766	1,892,888
Options	1,373,474	715,890
Unvested restricted share units	14,302	185
Weighted average shares – diluted	67,707,858	65,166,361
Basic earnings per common share	$3.84	$2.79
Diluted earnings per common share	$3.58	$2.68

The Company declared a dividend of $0.21 per common share on August 4, 2004. The dividend was paid on September 30, 2004 to shareholders of record as of September 16, 2004. The following table sets forth dividends declared in the periods to September 30, 2004 and 2003, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.    Earnings per share (Continued)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Dividends declared per common share	$0.21	$0.12	$0.60	$0.20

5.    Stock-based employee compensation plans

The Company has a stock-based employee compensation plan (the "Option Plan") which provides for the grant of options to purchase the Company's ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees. On March 1, 2004, the Company settled $4.2 million of its 2003 annual bonus obligations to certain employees with grants of 124,067 fully vested restricted share units. The restricted share units will be automatically settled over a four year period. At the Company's exclusive option, the restricted share units may be settled in cash, ordinary shares or in a combination thereof. The fair value of the restricted share units at the date of grant was equal to the 2003 bonus obligation recognized during the year ended December 31, 2003, and as such, no additional compensation expense has been recognized in 2004 related to the 2003 bonus awards. Holders of restricted share units receive additional incremental restricted share units when the Company pays dividends on its ordinary shares.

Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Option Plan vest over periods of up to five years. The cost related to stock-based employee compensation included in the determination of net income for certain periods in 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted. The cost related to stock-based employee compensation included in the determination of net income for 2004 reflects the full fair value based method applied to all grants.

The following tables illustrate the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards.

	THREE MONTHS ENDED SEPTEMBER 30, 2003	NINE MONTHS ENDED SEPTEMBER 30, 2003
Net income, as reported	$56,543	$174,535
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,127	2,542
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,127)	(5,259)
Pro forma net income	$56,543	$171,818

Earnings per share:
Basic – as reported	$0.88	$2.79
Basic – pro forma	$0.88	$2.75
Diluted – as reported	$0.83	$2.68
Diluted – pro forma	$0.83	$2.64

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
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

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment's proportional share of gross premiums written. Group reinsurance protection and recoveries are allocated to segments based on the underlying exposures covered.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting (Continued)

The following table provides a summary of the segment revenues and results for the three months ended September 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
Revenues
Gross premiums written	$33,964	$38,413	$164,495
Net premiums written	28,796	35,476	164,468
Net premiums earned	106,583	65,079	94,904
Expenses
Losses and loss expenses	105,486	41,885	62,007
Acquisition expenses	31,558	7,248	21,748
General and administrative expenses	5,545	4,651	10,273
	142,589	53,784	94,028
Underwriting income (loss)	$(36,006)	$11,295	$876
Loss ratio	99.0%	64.4%	65.3%
Acquisition expense ratio	29.6%	11.1%	22.9%
General and administrative expense ratio	5.2%	7.1%	10.8%
Combined ratio	133.8%	82.6%	99.0%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines
Revenues
Gross premiums written	$25,467	$59,993	$45,533
Net premiums written	23,930	59,993	45,037
Net premiums earned	26,953	61,406	54,562
Expenses
Losses and loss expenses	16,975	40,547	41,355
Acquisition expenses	3,105	5,831	11,657
General and administrative expenses	2,761	5,501	3,802
	22,841	51,879	56,814
Underwriting income (loss)	$4,112	$9,527	$(2,252)
Loss ratio	63.0%	66.0%	75.8%
Acquisition expense ratio	11.5%	9.5%	21.4%
General and administrative expense ratio	10.2%	9.0%	7.0%
Combined ratio	84.7%	84.5%	104.2%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting (Continued)

The following table provides a summary of the segment revenues and results for the three months ended September 30, 2003:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
Revenues
Gross premiums written	$46,026	$43,938	$130,229
Net premiums written	46,026	43,938	130,197
Net premiums earned	86,577	48,453	80,988
Expenses
Losses and loss expenses	54,590	18,488	48,009
Acquisition expenses	22,643	4,887	22,754
General and administrative expenses	4,450	5,362	8,030
	81,683	28,737	78,793
Underwriting income	$4,894	$19,716	$2,195
Loss ratio	63.1%	38.2%	59.3%
Acquisition expense ratio	26.2%	10.1%	28.1%
General and administrative expense ratio	5.1%	11.1%	9.9%
Combined ratio	94.4%	59.4%	97.3%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines
Revenues
Gross premiums written	$20,734	$51,543	$32,600
Net premiums written	20,101	51,543	32,600
Net premiums earned	15,730	48,108	55,974
Expenses
Losses and loss expenses	6,711	33,331	37,536
Acquisition expenses	1,673	5,628	11,797
General and administrative expenses	2,985	5,054	3,024
	11,369	44,013	52,357
Underwriting income	$4,361	$4,095	$3,617
Loss ratio	42.7%	69.3%	67.1%
Acquisition expense ratio	10.6%	11.7%	21.1%
General and administrative expense ratio	19.0%	10.5%	5.4%
Combined ratio	72.3%	91.5%	93.6%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting (Continued)

The following table reconciles total segment results to consolidated income before income taxes for the three months ended September 30, 2004 and 2003, respectively:

	2004	2003

Total underwriting (loss) income	$(12,448)	$38,878
Net investment income	30,978	18,736
Net foreign exchange gains	3,089	2,123
Net realized gains (losses) on sales of investments	814	(932)
Amortization of intangibles	(882)	(944)
Interest expense	(3,771)	(1,013)
Consolidated income before income taxes	$17,780	$56,848

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting (Continued)

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
Revenues
Gross premiums written	$332,628	$230,885	$404,341
Net premiums written	327,460	227,948	401,536
Net premiums earned	336,593	175,259	290,191
Expenses
Losses and loss expenses	224,917	48,297	185,141
Acquisition expenses	91,918	20,357	74,008
General and administrative expenses	21,322	15,667	25,432
	338,157	84,321	284,581
Underwriting (loss) income	$(1,564)	$90,938	$5,610
Loss ratio	66.8%	27.6%	63.8%
Acquisition expense ratio	27.3%	11.6%	25.5%
General and administrative expense ratio	6.3%	8.9%	8.8%
Combined ratio	100.4%	48.1%	98.1%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines
Revenues
Gross premiums written	$85,454	$194,499	$191,350
Net premiums written	83,349	194,159	190,854
Net premiums earned	74,266	175,675	169,316
Expenses
Losses and loss expenses	33,946	114,445	112,726
Acquisition expenses	8,850	18,155	36,044
General and administrative expenses	8,027	15,435	10,954
	50,823	148,035	159,724
Underwriting income	$23,443	$27,640	$9,592
Loss ratio	45.7%	65.1%	66.6%
Acquisition expense ratio	11.9%	10.3%	21.3%
General and administrative expense ratio	10.8%	8.8%	6.5%
Combined ratio	68.4%	84.2%	94.4%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting (Continued)

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2003:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
Revenues
Gross premiums written	$360,417	$170,410	$332,585
Net premiums written	360,417	171,120	330,254
Net premiums earned	205,868	127,953	194,689
Expenses
Losses and loss expenses	124,431	29,931	124,070
Acquisition expenses	53,905	14,347	53,541
General and administrative expenses	16,219	10,592	15,995
	194,555	54,870	193,606
Underwriting income	$11,313	$73,083	$1,083
Loss ratio	60.4%	23.4%	63.7%
Acquisition expense ratio	26.2%	11.2%	27.5%
General and administrative expense ratio	7.9%	8.3%	8.2%
Combined ratio	94.5%	42.9%	99.4%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines
Revenues
Gross premiums written	$58,486	$154,495	$263,448
Net premiums written	57,074	154,495	263,448
Net premiums earned	47,558	118,474	123,407
Expenses
Losses and loss expenses	16,823	84,044	89,042
Acquisition expenses	4,928	13,505	21,197
General and administrative expenses	5,189	11,226	12,227
	26,940	108,775	122,466
Underwriting income	$20,618	$9,699	$941
Loss ratio	35.4%	70.9%	72.2%
Acquisition expense ratio	10.4%	11.4%	17.2%
General and administrative expense ratio	10.9%	9.5%	9.9%
Combined ratio	56.7%	91.8%	99.3%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.    Segment reporting (Continued)

The following table reconciles total segment results to consolidated income before income taxes for the nine months ended September 30, 2004 and 2003, respectively:

	2004	2003

Total underwriting income	$155,659	$116,737
Net investment income	84,597	49,758
Net foreign exchange (losses) gains	(2,949)	6,717
Net realized gains on sales of investments	5,376	6,985
Amortization of intangibles	(2,770)	(2,294)
Interest expense	(5,433)	(3,393)
Consolidated income before income taxes	$234,480	$174,510

The following table provides the reserves for losses and loss expenses by segment as of September 30, 2004 and 2003, respectively:

	2004	2003

Property Per Risk Treaty Reinsurance	$358,961	$149,100
Property Catastrophe Reinsurance	103,188	62,636
Casualty Treaty Reinsurance	406,780	189,485
Property Individual Risk	66,541	29,903
Casualty Individual Risk	266,909	118,001
Aerospace and Other Specialty Lines	246,583	124,725
Total	$1,448,962	$673,850

7.    Commitments and contingencies

Concentrations of credit risk.    As of September 30, 2004, substantially all the Company's cash and investments were held by two custodians. The Company's investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and other government obligations rated AAA.

Major production sources.    During the nine month period ended September 30, 2004, the Company obtained 72% of its gross premiums written through three brokers: Aon Corporation – 34.4%, Marsh & McLennan Companies, Inc. – 28.3%, and Benfield Group – 9.4%.

Letters of credit.    As of September 30, 2004, the Company's bankers have issued letters of credit of approximately $226.7 million primarily in favor of certain ceding companies.

Investment commitments.    As of September 30, 2004, the Company had committed cash and cash equivalents and fixed maturity investments of $213.0 million in favor of certain ceding companies to collateralize obligations. As of September 30, 2004, the Company has also pledged $263.5 million of its fixed maturity investments as collateral to secure $226.7 million in letters of credit outstanding under its credit facility. In addition, at September 30, 2004, cash and fixed maturity investments with a fair value of $4.6 million are on deposit with U.S. state regulators.

Employment agreements.    The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.    Commitments and contingencies (Continued)

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2004 are as follows:

Year Ended September 30,	Amount
2005	$4,879
2006	5,325
2007	5,382
2008	5,147
2009	5,360
2010 and thereafter	20,991
$47,084

Total rent expense under operating leases for the nine month period ended September 30, 2004 was $4,531,000 (2003 – $2,298,000).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's financial condition and results of operations for the three and nine month periods ended September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2003, the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in the 2003 Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2003 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America ("Endurance U.S."), based in New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the "Company."

The Company writes specialty lines of commercial property and casualty insurance and reinsurance on a global basis, and seeks to create a portfolio of specialty lines that are profitable and have limited correlation with one another. The Company's portfolio of specialty lines of business is organized into the following segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk, and aerospace and other specialty lines.

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

Application of Critical Accounting Estimates

The Company's condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company's critical accounting estimates please refer to the 2003 Annual Report on Form 10-K. Except for the Company's investments in other ventures discussed below, there were no material changes in the application of the Company's critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and Audit Committee.

Investments in other ventures.    During the three months ended September 30, 2004, the Company invested $77.5 million in a portfolio of alternative investment funds. These investments in other ventures are accounted for using the equity method of accounting whereby the initial investment was recorded at cost. The carrying amount of these investments are increased or decreased to reflect the Company's share of income or loss of the funds and will be decreased for any dividends received from the funds.

Results of operations – for the three month period ended September 30, 2004

Results of operations for the three months ended September 30, 2004 and 2003 were as follows:

	2004	2003	Change (1)
Underwriting income	(in thousands)
Revenues
Gross premiums written	$367,865	$325,070	13.2%
Net premiums written	357,700	324,405	10.3%
Net premiums earned	409,487	335,830	21.9%
Expenses
Losses and loss expenses	308,255	198,665	55.2%
Acquisition expenses	81,147	69,382	17.0%
General and administrative expenses	32,533	28,905	12.6%
	421,935	296,952	42.1%
Underwriting (loss) income	(12,448)	38,878	(132.0%)
Net investment income	30,978	18,736	65.3%
Net foreign exchange gains	3,089	2,123	45.5%
Net realized gains (losses) on sales of investments	814	(932)	NM (2)
Amortization of intangibles	(882)	(944)	(6.6%)
Interest expense	(3,771)	(1,013)	272.3%
Income tax benefit (expense)	9,068	(305)	NM (2)
Net income	$26,848	$56,543	(52.5%)
Loss ratio	75.3%	59.2%	16.1
Acquisition expense ratio	19.8%	20.7%	(0.9)
General and administrative expense ratio	7.9%	8.6%	(0.7)
Combined ratio	103.0%	88.5%	14.5

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

In the three months ended September 30, 2004 the Company's results were impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne. The Company's estimated combined gross losses from these storms totaled $157.7 million. Losses net of reinstatement premiums, other loss sensitive accruals, loss recoveries and taxes were $122.8 million. The losses were incurred in the Company's property treaty, property catastrophe, property individual risk and aerospace and other specialty lines segments. The Company's loss estimates for these hurricanes were derived primarily from a review of in-force contracts and preliminary indications received from clients. However, because of the short amount of time elapsed since the hurricanes, the unusually close proximity of each of the four storm tracks, and the relatively short period of time between storms, loss estimation at this early stage is difficult. As a result, actual losses from these hurricanes may vary materially from estimated losses, and such differences will be recorded in the period in which they become known.

Premiums.    The increase in gross premiums written is primarily due to the continued expansion of underwriting activities at Endurance U.S. and Endurance U.K. The increase at Endurance U.S. was largely in the treaty casualty segment where premiums grew by $42 million in the three months ended September 30, 2004 compared to the equivalent period in 2003. Premiums in the marine line of the aerospace and other specialty lines segment grew $16 million at Endurance U.K. in the three months ended September 30, 2004 compared to the equivalent period in 2003. The increase in gross premiums written was offset by reduced premiums written in the Company's property catastrophe and property treaty segments due to the Company not renewing business where terms and conditions did not meet the Company's requirements.

Premiums ceded for the three months ended September 30, 2004 were $10.2 million compared with $0.7 million for the three months ended September 30, 2004, an increase of $9.5 million. During the third quarter of 2004 the Company purchased additional reinsurance to reduce its exposure to certain U.S. wind risks, predominantly in Florida. The reinsurance purchased covered the Company's exposures within the property per risk treaty reinsurance, treaty catastrophe reinsurance, property individual risk and aerospace and other specialty lines segments.

Net premiums earned increased in 2004 as a result of the earning of net premiums that were written in 2003 and 2002.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. The increase in net investment income was principally due to an increase in invested assets of approximately 51%. The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months. Net investment income included $1.1 million of equity method earnings from the Company's investments in other ventures. Investment expenses for the three months ended September 30, 2004 were $0.9 million compared to investment expenses of $0.4 million for the same period in 2003.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended September 30, 2004 were 3.76% and 9.76%, respectively. For the three months ended September 30, 2003, the annualized period book yield and total return were 3.83% and 0.30%, respectively. The yield on the benchmark five year U.S. Treasury bond has fluctuated in a range of 59 basis points from a high of 3.84% to a low of 3.25% during the quarter. The Company has taken this opportunity to accumulate cash and reduce exposure to the mortgage market. Mortgages have been primarily responsible for the shortening of the portfolios duration to 2.91 years from 3.15 years at June 30, 2004 and 3.06 years at September 30, 2003. Overall, the annualized period book yield of the portfolio has remained consistent due to investments made during the last twelve months and the repositioning of some of the Company's portfolio from government securities into higher yielding fixed income investments.

Losses and Loss Expenses.    The reported loss ratio is characterized by various factors and is significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. As discussed above, the Company's loss ratio was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the three months ended September 30, 2004. The Company's estimated combined gross losses from these storms totaled $157.7 million. Losses net of reinstatement premiums, other loss sensitive accruals, loss recoveries and taxes were $122.8 million. The Company's loss estimates for these hurricanes were derived primarily from a review of in-force contracts and preliminary indications received from clients. However, because of the short amount of time elapsed since the hurricanes, the unusually close proximity of each of the four storm tracks, and the relatively short period of time between storms, loss estimation at this early stage is difficult. As a result, actual losses from these hurricanes may vary materially from estimated losses, and such differences will be recorded in the period in which they become known.

In the three months ended September 30, 2004, loss emergence for the 2002 and 2003 accident years was less than expected, and reserves held by the Company proved to be moderately redundant. During the period, the Company's previously estimated ultimate losses for those accident years were reduced by $50.9 million. This reduction in the Company's estimated losses for prior years was experienced most significantly in the property per risk treaty reinsurance and property catastrophe reinsurance segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses. See "— Reserve for Losses and Loss Expenses" for further discussion.

Acquisition Expenses.    The acquisition cost ratio for the three months ended September 30, 2004 is consistent with the same period to September 30, 2003.

General and Administrative Expenses.    Growth in general and administrative expenses principally reflected the establishment of Endurance U.S. and Endurance U.K. At September 30, 2004, the Company had 273 employees compared to 214 employees at September 30, 2003. The general and administrative expense ratio for the three months ended September 30, 2004 was 7.9% compared to a general and administrative expense ratio of 8.6% for the three months ended September 30, 2003. The ratio has declined as a result of growth in premiums earned.

Net Income.    The decrease in net income for the three months ended September 30, 2004 compared to the same period in 2003 resulted from hurricane losses during the period offset by positive loss experience from prior periods and an increase in invested assets.

Underwriting results by operating segments

The determination of the Company's business segments was based on how the Company monitors the performance of its underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company's historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment's proportional share of gross premiums written. Group reinsurance protection and recoveries are allocated to segments based on the underlying exposures covered.

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the three month period ended September 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
	(in thousands)
Revenues
Gross premiums written	$33,964	$38,413	$164,495
Net premiums written	28,796	35,476	164,468
Net premiums earned	106,583	65,079	94,904
Expenses
Losses and loss expenses	105,486	41,885	62,007
Acquisition expenses	31,558	7,248	21,748
General and administrative expenses	5,545	4,651	10,273
	142,589	53,784	94,028
Underwriting income (loss)	$(36,006)	$11,295	$876
Loss ratio	99.0%	64.4%	65.3%
Acquisition expense ratio	29.6%	11.1%	22.9%
General and administrative expense ratio	5.2%	7.1%	10.8%
Combined ratio	133.8%	82.6%	99.0%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
	(in thousands)
Revenues
Gross premiums written	$25,467	$59,993	$45,533	$367,865
Net premiums written	23,930	59,993	45,037	357,700
Net premiums earned	26,953	61,406	54,562	409,487
Expenses
Losses and loss expenses	16,975	40,547	41,355	308,255
Acquisition expenses	3,105	5,831	11,657	81,147
General and administrative expenses	2,761	5,501	3,802	32,533
	22,841	51,879	56,814	421,935
Underwriting income (loss)	$4,112	$9,527	$(2,252)	$(12,448)
Loss ratio	63.0%	66.0%	75.8%	75.3%
Acquisition expense ratio	11.5%	9.5%	21.4%	19.8%
General and administrative expense ratio	10.2%	9.0%	7.0%	7.9%
Combined ratio	84.7%	84.5%	104.2%	103.0%

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the three month period ended September 30, 2003.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
	(in thousands)
Revenues
Gross premiums written	$46,026	$43,938	$130,229
Net premiums written	46,026	43,938	130,197
Net premiums earned	86,577	48,453	80,988
Expenses
Losses and loss expenses	54,590	18,488	48,009
Acquisition expenses	22,643	4,887	22,754
General and administrative expenses	4,450	5,362	8,030
	81,683	28,737	78,793
Underwriting income	$4,894	$19,716	$2,195
Loss ratio	63.1%	38.2%	59.3%
Acquisition expense ratio	26.2%	10.1%	28.1%
General and administrative expense ratio	5.1%	11.1%	9.9%
Combined ratio	94.4%	59.4%	97.3%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
	(in thousands)
Revenues
Gross premiums written	$20,734	$51,543	$32,600	$325,070
Net premiums written	20,101	51,543	32,600	324,405
Net premiums earned	15,730	48,108	55,974	335,830
Expenses
Losses and loss expenses	6,711	33,331	37,536	198,665
Acquisition expenses	1,673	5,628	11,797	69,382
General and administrative expenses	2,985	5,054	3,024	28,905
	11,369	44,013	52,357	296,952
Underwriting income	$4,361	$4,095	$3,617	$38,878
Loss ratio	42.7%	69.3%	67.1%	59.2%
Acquisition expense ratio	10.6%	11.7%	21.1%	20.7%
General and administrative expense ratio	19.0%	10.5%	5.4%	8.6%
Combined ratio	72.3%	91.5%	93.6%	88.5%

Property Per Risk Treaty Reinsurance

The Company's Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company's property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$33,964	$46,026	(26.2%)
Net premiums written	28,796	46,026	(37.4%)
Net premiums earned	106,583	86,577	23.1%
Expenses
Losses and loss expenses	105,486	54,590	93.2%
Acquisition expenses	31,558	22,643	39.4%
General and administrative expenses	5,545	4,450	24.6%
	142,589	81,683	74.6%
Underwriting (loss) income	$(36,006)	$4,894	NM (2)
Loss ratio	99.0%	63.1%	35.9
Acquisition expense ratio	29.6%	26.2%	3.4
General and administrative expense ratio	5.2%	5.1%	0.1
Combined ratio	133.8%	94.4%	39.4
Reserve for losses and loss expenses	$358,961	$149,100	140.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The Company reduced gross premiums written in the three months ended September 30, 2004 due to certain business no longer meeting the Company's requirements on pricing, terms and conditions.

Premiums ceded for the three months ended September 30, 2004 were $5.2 million compared with $Nil million for the three months ended September 30, 2003. During the third quarter of 2004 the Company purchased additional reinsurance to reduce its exposure to certain U.S. wind risks, predominantly in Florida.

The premiums acquired in the Hart Re transaction and the growth over the past year at Endurance U.S. and Endurance U.K. have resulted in increased premiums earned. The growth in premiums earned also benefited significantly from the earning of premiums written in 2003.

Losses and Loss Expenses.    The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the three months ended September 30, 2004. The estimated combined gross losses of these storms totaled $73.4 million. Losses, net of reinstatement premiums, other loss sensitive accruals and loss recoveries, were $63.8 million for this segment, prior to the effect of taxes. Further offsetting the estimated gross losses was positive loss development from prior years of $18.0 million.

Acquisition Expenses.    The acquisition expense ratio for 2004 was largely consistent with 2003. The slight increase was due to a moderate shift in the mix of business.

General and Administrative Expenses.    General and administrative expenses have increased as a result of increased staffing. The increase in expenses is in line with growth in premiums earned resulting in an unchanged general and administrative ratio.

Property Catastrophe Reinsurance

The Company's Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company's property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company's ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$38,413	$43,938	(12.6%)
Net premiums written	35,476	43,938	(19.3%)
Net premiums earned	65,079	48,453	34.3%
Expenses
Losses and loss expenses	41,885	18,488	126.6%
Acquisition expenses	7,248	4,887	48.3%
General and administrative expenses	4,651	5,362	(13.3%)
	53,784	28,737	87.2%
Underwriting income	$11,295	$19,716	42.7%
Loss ratio	64.4%	38.2%	26.2
Acquisition expense ratio	11.1%	10.1%	1.0
General and administrative expense ratio	7.1%	11.1%	(4.0)
Combined ratio	82.6%	59.4%	23.2
Reserve for losses and loss expenses	$103,188	$62,636	64.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The Company reduced gross premiums written in the three months ended September 30, 2003 due to certain business no longer meeting the Company's requirements on pricing, terms and conditions.

Premiums ceded for the three months ended September 30, 2004 were $2.9 million compared with $Nil million for the three months ended September 30, 2004. During the third quarter of 2004 the Company purchased additional reinsurance to reduce its exposure to certain U.S. wind risks, predominantly in Florida.

The growth in premiums earned is a result of the increase in premiums written in the twelve months to September 30, 2004 compared to the corresponding period to September 30, 2003.

Losses and Loss Expenses.    The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the three months ended September 30, 2004. The estimated combined gross losses of these storms totaled $62.0 million for this segment. Estimated losses, net of reinstatement premiums, other loss sensitive accruals and loss recoveries, were $52.6 million. Offsetting the effects of the hurricanes, positive loss development from prior years of $17.6 million was experienced in this segment.

Acquisition Expenses.    The increase in acquisition expense ratio is a result of the changing profile of business and the effect of reinsurance purchased on premiums earned.

General and Administrative Expenses.    The combination of general and administrative expenses stabilizing and increased premiums earned have resulted in a lower general and administrative expense ratio in this segment.

Casualty Treaty Reinsurance

The Company's Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$164,495	$130,229	26.3%
Net premiums written	164,468	130,197	26.3%
Net premiums earned	94,904	80,988	17.2%
Expenses
Losses and loss expenses	62,007	48,009	29.2%
Acquisition expenses	21,748	22,754	(4.4%)
General and administrative expenses	10,273	8,030	27.9%
	94,028	78,793	19.3%
Underwriting income	$876	$2,195	(60.1	% )
Loss ratio	65.3%	59.3%	6.0
Acquisition expense ratio	22.9%	28.1%	(5.2)
General and administrative expense ratio	10.8%	9.9%	0.9
Combined ratio	99.0%	97.3%	1.7
Reserve for losses and loss expenses	$406,780	$189,485	114.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written is due to strong organic growth at Endurance U.S., which has generated $42.4 million in new and renewal business. This growth was offset by a $9.7 million reduction in premiums written at Endurance Bermuda compared to the same period in the prior year.

Losses and Loss Expenses.    Due to the long tail nature of this business, claims may not be reported for many years in the lines of business included in this segment resulting in increased uncertainty regarding the development of reserves related to this segment. The increase in loss ratio was a result of differences in the mix of business due to additional business generated by Endurance U.S.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2004 decreased due to a moderate shift in the mix of business resulting from the growth in premiums generated by Endurance U.S.

General and Administrative Expenses.    General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Property Individual Risk

The Company's Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. This business is written by Endurance Bermuda and Endurance U.K. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$25,467	$20,734	22.8%
Net premiums written	23,930	20,101	19.0%
Net premiums earned	26,953	15,730	71.3%
Expenses
Losses and loss expenses	16,975	6,711	152.9%
Acquisition expenses	3,105	1,673	85.6%
General and administrative expenses	2,761	2,985	(7.5%)
	22,841	11,369	100.9%
Underwriting income	$4,112	$4,361	(5.7%)
Loss ratio	63.0%	42.7%	20.3
Acquisition expense ratio	11.5%	10.6%	0.9
General and administrative expense ratio	10.2%	19.0%	(8.8)
Combined ratio	84.7%	72.3%	12.4
Reserve for losses and loss expenses	$66,541	$29,903	122.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    Premiums written in the three months ended September 30, 2004 grew largely due to continued growth at Endurance U.K. which expanded its team of underwriters and support staff throughout 2004. Endurance U.K. generated new business of $7.5 million in the three month period ended September 30, 2004. Offsetting this growth, portions of this segment have seen decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a portion of policies not being renewed due to less attractive terms. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses.    The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the three months ended September 30, 2004. The estimated combined gross losses of these storms totaled $13.2 million for this segment. Losses net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $10.8 million for this segment, prior to the effect of taxes.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2004 increased due to a moderate shift in the mix of business resulting from the growth in premiums generated by Endurance U.K.

General and Administrative Expenses.    General and administrative expenses have increased as a result of the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Casualty Individual Risk

The Company's Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$59,993	$51,543	16.4%
Net premiums written	59,993	51,543	16.4%
Net premiums earned	61,406	48,108	27.6%
Expenses
Losses and loss expenses	40,547	33,331	21.7%
Acquisition expenses	5,831	5,628	3.6%
General and administrative expenses	5,501	5,054	8.8%
	51,879	44,013	17.9%
Underwriting income	$9,527	$4,095	132.6%
Loss ratio	66.0%	69.3%	(3.3)
Acquisition expense ratio	9.5%	11.7%	(2.2)
General and administrative expense ratio	9.0%	10.5%	(1.5)
Combined ratio	84.5%	91.5%	(7.0)
Reserve for losses and loss expenses	$266,909	$118,001	126.2%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a 12-month period. The Company has observed steady market conditions with pricing either holding firm or decreasing slightly. Capacity is increasing across all lines but has not yet impacted pricing significantly. Premiums in the healthcare lines have increased as a result of favorable market conditions. The increase in premiums earned was a result of higher premiums written in the twelve months ended September 30, 2004 against those written in the corresponding period to September 30, 2003.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level which would result in the Company incurring a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based primarily on historical industry loss data and business segment specific pricing information.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2004 decreased due to a moderate shift in the mix of business resulting from the growth in premiums generated by the healthcare line.

General and Administrative Expenses.    General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate expenses.

Aerospace and Other Specialty Lines

The Company's Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism, agribusiness and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Aerospace and Other Specialty Lines business segment for the three months ended September 30, 2004 and 2003, respectively.

	Three Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$45,533	$32,600	39.7%
Net premiums written	45,037	32,600	38.2%
Net premiums earned	54,562	55,974	(2.5%)
Expenses
Losses and loss expenses	41,355	37,536	10.2%
Acquisition expenses	11,657	11,797	(1.2%)
General and administrative expenses	3,802	3,024	25.7%
	56,814	52,357	8.5%
Underwriting (loss) income	$(2,252)	$3,617	(162.3%)
Loss ratio	75.8%	67.1%	8.7
Acquisition expense ratio	21.4%	21.1%	0.3
General and administrative expense ratio	7.0%	5.4%	1.6
Combined ratio	104.2%	93.6%	10.6
Reserve for losses and loss expenses	$246,583	$124,725	97.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written is due to an expansion in underwriting staff within the Company's marine team which contributed approximately $16 million in premiums during the three months ended September 30, 2004. Offsetting this increase was the non-renewal of business because terms and conditions did not meet the Company's requirements.

Losses and Loss Expenses.    The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the three months ended September 30, 2004. The estimated combined gross losses of these storms totaled $9.1 million. Estimated losses, net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $8.0 million, prior to the effect of taxes.

Acquisition Expenses.    The acquisition cost ratio for the three months ended September 30, 2004 is consistent with the same period to September 30, 2003.

General and Administrative Expenses.    General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate expenses.

Results of operations – for the nine month period ended September 30, 2004

Results of operations for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003	Change (1)
Underwriting income	(in thousands)
Revenues
Gross premiums written	$1,439,157	$1,339,841	7.4%
Net premiums written	1,425,306	1,336,808	6.6%
Net premiums earned	1,221,300	817,949	49.3%
Expenses
Losses and loss expenses	719,472	468,341	53.6%
Acquisition expenses	249,332	161,423	54.5%
General and administrative expenses	96,837	71,448	35.5%
	1,065,641	701,212	52.0%
Underwriting income	155,659	116,737	33.3%
Net investment income	84,597	49,758	70.0%
Net foreign exchange (losses) gains	(2,949)	6,717	(143.9%)
Net realized gains on sales of investments	5,376	6,985	(23.0%)
Amortization of intangibles	(2,770)	(2,294)	20.8%
Interest expense	(5,433)	(3,393)	60.1%
Income tax benefit	7,996	25	NM (2)
Net income	$242,476	$174,535	38.9%
Loss ratio	58.9%	57.3%	1.6
Acquisition expense ratio	20.4%	19.7%	0.7
General and administrative expense ratio	7.9%	8.7%	(0.8)
Combined ratio	87.2%	85.7%	1.5
Reserve for losses and loss expenses	$1,448,962	$673,850	115.0%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

In the nine months ended September 30, 2004 the Company's results were impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne. The Company's estimated combined gross losses from these storms totaled $157.7 million. Estimated losses net of reinstatement premiums, other loss sensitive accruals, loss recoveries and taxes were $122.8 million. The estimated losses were incurred in the Company's property treaty, property catastrophe, property individual risk and aerospace and other specialty lines segments. The Company's loss estimates for these hurricanes were derived primarily from a review of in-force contracts and preliminary indications received from clients. However, because of the short amount of time elapsed since the hurricanes, the unusually close proximity of each of the four storm tracks, and the relatively short period of time between storms, loss estimation at this early stage is difficult. As a result, actual losses from these hurricanes may vary materially from estimated losses, and such differences will be recorded in the period in which they become known.

Premiums.    Gross premiums written increased slightly during the nine months to September 30, 2004 as a result of growth from a number of factors. Premiums grew in the nine months ended September 30, 2003 as a result of the renewal of business obtained from the Hart Re portfolio acquisition, growth from the Company's U.S. and U.K. subsidiaries which commenced operations at the beginning of 2003, and other growth experienced in Bermuda. The growth in written premiums was experienced across a number of business segments including property catastrophe reinsurance, casualty treaty reinsurance, property individual risk and casualty individual risk. Premium growth of approximately $334 million in the nine month period resulted from new business written at Endurance

U.S. and Endurance U.K. which have observed favorable underwriting opportunities across the property per risk treaty, casualty treaty reinsurance and property individual risk segments. Significant premium growth has also been recorded in Endurance Bermuda within the property catastrophe reinsurance segment as the Company increased the capital allocated to that segment in the first half of the year, resulting in an increase in premiums written of $60.5 million for the nine month period. These specific areas of premium growth were modestly offset by business that was not renewed because terms and conditions did not meet the Company's requirements.

Premiums ceded for the nine months ended September 30, 2004 were $13.9 million compared with $3.0 million for the nine months ended September 30, 2003, an increase of $10.9 million. During the three months ended September 30, 2004, the Company purchased additional reinsurance to reduce its exposure to certain U.S. wind risks, predominantly in Florida. The reinsurance was primarily purchased within the property per risk treaty reinsurance, treaty catastrophe reinsurance and property individual risk segments.

Net premiums earned increased in 2004 as a result of the earning of net premiums that were written in 2003 and 2002.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees. The increase in net investment income was principally due to an increase in invested assets of approximately 51% and an increase in interest rates. The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months. Investment expenses for the nine months ended September 30, 2004 were $2.5 million compared to investment expenses of $1.5 million for the same period in 2003.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the nine months ended September 30, 2004 were 3.67% and 3.47%, respectively. For the nine months ended September 30, 2003, the annualized period book yield and total return were 3.83% and 3.22%, respectively. The yield on the benchmark five year U.S. Treasury bond has fluctuated in a range of 146 basis points from a high of 4.10% to a low of 2.64% during the last nine months. The Company has continued to invest operating cash flows opportunistically throughout this period of interest rate volatility, reducing mortgage and government exposure while increasing corporate and municipal allocations. The duration on the portfolio has shortened to 2.91 years from 3.08 years at December 31, 2003 and 3.06 years at September 30, 2003. Overall, this is due to the contraction of mortgage durations and a conservative allocation to cash. Overall, the annualized period book yield of the portfolio has decreased due to investing in a volatile interest rate cycle.

Losses and Loss Expenses.    The reported loss ratio is characterized by various factors and is significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the first half of 2004, the Company's loss ratio was positively impacted by both the absence of major catastrophes and lower than expected loss emergence related to prior periods. The Company's loss ratio was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the nine months ended September 30, 2004. The Company's estimated combined gross losses from these storms totaled $157.7 million. Estimated losses, net of reinstatement premiums, other loss sensitive accruals, loss recoveries and taxes, were $122.8 million.

In the nine months ended September 30, 2004, loss emergence related to the 2002 and 2003 accident years was lower than expected and reserves held by the Company proved to be moderately redundant. During the period, the Company's previously estimated ultimate losses for those accident years were reduced by $111.0 million. This reduction in the Company's estimated losses for prior years was experienced most significantly in the Company's property segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses. See "- Reserve for Losses and Loss Expenses" for further discussion.

Acquisition Expenses.    The slight increase in acquisition expense ratio is due to changes in the mix of business resulting from the growth of the Company's underwriting activities, most notably at Endurance U.S. which wrote a number of large treaty contracts.

General and Administrative Expenses.    Growth in general and administrative expenses principally reflected the establishment of Endurance U.S. and Endurance U.K. At September 30, 2004, the Company had 273 employees compared to 214 employees at September 30, 2003. The general and administrative expense ratio for the nine months ended September 30, 2004 was 7.9% compared to a general and administrative expense ratio of 8.7% for the nine months ended September 30, 2003. The ratio has declined as a result of growth in premiums earned.

Net Income.    The increase in net income for the nine months ended September 30, 2004 compared to the same period in 2003 was due to the growth of the Company's premiums, strong underwriting margin and an increase in invested assets, offset by third quarter hurricane losses. Net income in the first nine months of 2004 was primarily impacted by the positive results of the Company's property catastrophe reinsurance, property individual risk and casualty individual risk segments.

Underwriting results by operating segments

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the nine month period ended September 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
	(in thousands)
Revenues
Gross premiums written	$332,628	$230,885	$404,341
Net premiums written	327,460	227,948	401,536
Net premiums earned	336,593	175,259	290,191
Expenses
Losses and loss expenses	224,917	48,297	185,141
Acquisition expenses	91,918	20,357	74,008
General and administrative expenses	21,322	15,667	25,432
	338,157	84,321	284,581
Underwriting income (loss)	$(1,564)	$90,938	$5,610
Loss ratio	66.8%	27.6%	63.8%
Acquisition expense ratio	27.3%	11.6%	25.5%
General and administrative expense ratio	6.3%	8.9%	8.8%
Combined ratio	100.4%	48.1%	98.1%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
	(in thousands)
Revenues
Gross premiums written	$85,454	$194,499	$191,350	$1,439,157
Net premiums written	83,349	194,159	190,854	1,425,306
Net premiums earned	74,266	175,675	169,316	1,221,300
Expenses
Losses and loss expenses	33,946	114,445	112,726	719,472
Acquisition expenses	8,850	18,155	36,044	249,332
General and administrative expenses	8,027	15,435	10,954	96,837
	50,823	148,035	159,724	1,065,641
Underwriting income	$23,443	$27,640	$9,592	$155,659
Loss ratio	45.7%	65.1%	66.6%	58.9%
Acquisition expense ratio	11.9%	10.3%	21.3%	20.4%
General and administrative expense ratio	10.8%	8.8%	6.5%	7.9%
Combined ratio	68.4%	84.2%	94.4%	87.2%

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the nine month period ended September 30, 2003.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
	(in thousands)
Revenues
Gross premiums written	$360,417	$170,410	$332,585
Net premiums written	360,417	171,120	330,254
Net premiums earned	205,868	127,953	194,689
Expenses
Losses and loss expenses	124,431	29,931	124,070
Acquisition expenses	53,905	14,347	53,541
General and administrative expenses	16,219	10,592	15,995
	194,555	54,870	193,606
Underwriting income	$11,313	$73,083	$1,083
Loss ratio	60.4%	23.4%	63.7%
Acquisition expense ratio	26.2%	11.2%	27.5%
General and administrative expense ratio	7.9%	8.3%	8.2%
Combined ratio	94.5%	42.9%	99.4%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
	(in thousands)
Revenues
Gross premiums written	$58,486	$154,495	$263,448	$1,339,841
Net premiums written	57,074	154,495	263,448	1,336,808
Net premiums earned	47,558	118,474	123,407	817,949
Expenses
Losses and loss expenses	16,823	84,044	89,042	468,341
Acquisition expenses	4,928	13,505	21,197	161,423
General and administrative expenses	5,189	11,226	12,227	71,448
	26,940	108,775	122,466	701,212
Underwriting income	$20,618	$9,699	$941	$116,737
Loss ratio	35.4%	70.9%	72.2%	57.3%
Acquisition expense ratio	10.4%	11.4%	17.2%	19.7%
General and administrative expense ratio	10.9%	9.5%	9.9%	8.7%
Combined ratio	56.7%	91.8%	99.3%	85.7%

Property Per Risk Treaty Reinsurance

The Company's Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company's property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended
	September 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$332,628	$360,417	(7.7%)
Net premiums written	327,460	360,417	(9.1%)
Net premiums earned	336,593	205,868	63.5%
Expenses
Losses and loss expenses	224,917	124,431	80.8%
Acquisition expenses	91,918	53,905	70.5%
General and administrative expenses	21,322	16,219	31.5%
	338,157	194,555	73.8%
Underwriting (loss) income	$(1,564)	$11,313	(113.8%)
Loss ratio	66.8%	60.4%	6.4
Acquisition expense ratio	27.3%	26.2%	1.1
General and administrative expense ratio	6.3%	7.9%	(1.6)
Combined ratio	100.4%	94.5%	(5.9)
Reserve for losses and loss expenses	$358,961	$149,100	140.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The decrease in gross premiums written was in large part due to certain business that has not been renewed where pricing has declined or terms and conditions have no longer met the Company's criteria. The growth in premiums earned benefited significantly from the earning of premiums written in 2003. The Company increased premiums ceded in the third quarter, ceding $5.2 million of premiums in the nine months ended September 30, 2004 compared to ceded premiums of $Nil million for the nine months ended September 30, 2003.

Losses and Loss Expenses. The low loss ratios in 2004 reflected the generally low level of loss activity in the first half of the year. The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the nine months ended September 30, 2004. The estimated combined gross losses of these storms totaled $73.4 million. Estimated losses net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $63.8 million, prior to the effect of taxes. These losses were partially offset by $30.9 million of positive loss development from prior years.

Acquisition Expenses. The acquisition expense ratio for 2004 was consistent with the corresponding period in 2003.

General and Administrative Expenses. The increase in general and administrative expenses reflected the growth in the underwriting staff at Endurance U.S. and Endurance U.K. during the twelve months ended September 30, 2004. General and administrative expenses as a percentage of net premiums earned have decreased as premium earnings have increased significantly.

Property Catastrophe Reinsurance

The Company's Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company's property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company's ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$230,885	$170,410	35.5%
Net premiums written	227,948	171,120	33.2%
Net premiums earned	175,259	127,953	37.0%
Expenses
Losses and loss expenses	48,297	29,931	61.4%
Acquisition expenses	20,357	14,347	41.9%
General and administrative expenses	15,667	10,592	47.9%
	84,321	54,870	53.7%
Underwriting income	$90,938	$73,083	24.4%
Loss ratio	27.6%	23.4%	4.2
Acquisition expense ratio	11.6%	11.2%	0.4
General and administrative expense ratio	8.9%	8.3%	0.6
Combined ratio	48.1%	42.9%	5.2
Reserve for losses and loss expenses	$103,188	$62,636	64.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written is due to increased capital committed to this segment in the first half of the year. As a result of growth in total capital and diversity provided by other lines, the Company has been able to increase property catastrophe premiums while maintaining its objective of limiting the expected economic loss from a one in one hundred year series of catastrophic events to no more than 25% of total capital. The growth in premiums earned is a result of the increase in premiums written in the twelve months to September 30, 2004 compared to the corresponding period to September 30, 2003. The Company increased premiums ceded in the third quarter, ceding $2.9 million of premiums in the nine months ended September 30, 2004 compared to ceded premiums of $Nil million for the nine months ended September 30, 2003.

Losses and Loss Expenses. The relatively low loss ratios for the nine month periods ended September 30, 2004 and 2003 reflected the generally low level of catastrophic loss events and loss emergence during both years. The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the nine months ended September 30, 2004. The estimated combined gross losses of these storms totaled $62.0 million. Estimated losses net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $52.6 million. Positive development on the Company's losses and loss expense reserves related to prior periods had a more marked effect in the period ended September 30, 2004 than the corresponding period to September 30, 2003.

Acquisition Expenses. The acquisition expense ratio for 2004 was consistent with the corresponding period in 2003.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate expenses.

Casualty Treaty Reinsurance

The Company's Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$404,341	$332,585	21.6%
Net premiums written	401,536	330,254	21.6%
Net premiums earned	290,191	194,689	49.1%
Expenses
Losses and loss expenses	185,141	124,070	49.2%
Acquisition expenses	74,008	53,541	38.2%
General and administrative expenses	25,432	15,995	59.0%
	284,581	193,606	47.0%
Underwriting income	$5,610	$1,083	418.0%
Loss ratio	63.8%	63.7%	0.1
Acquisition expense ratio	25.5%	27.5%	(2.0)
General and administrative expense ratio	8.8%	8.2%	0.6
Combined ratio	98.1%	99.4%	(1.3)
Reserve for losses and loss expenses	$406,780	$189,485	114.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was in large part due to organic growth the Company has experienced at Endurance Bermuda and Endurance U.S. which have generated $30 million and $137 million in new business, respectively. These areas of premium growth have been offset by certain business that has not been renewed where terms and conditions have no longer met the Company's criteria. The growth in premiums earned benefited significantly from the earning of premiums written in 2003.

Losses and Loss Expenses. Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The loss ratio for the nine month ended September 30, 2004 was consistent with the loss ratio for the corresponding period in the prior year.

Acquisition Expenses. The acquisition cost ratio for the nine months ended September 30, 2004 is largely consistent with the same period to September 30, 2003. The slight decrease is due to a moderate shift in the mix of business.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Property Individual Risk

The Company's Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. This business is written by Endurance Bermuda and Endurance U.K. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$85,454	$58,486	46.1%
Net premiums written	83,349	57,074	46.0%
Net premiums earned	74,266	47,558	56.2%
Expenses
Losses and loss expenses	33,946	16,823	101.8%
Acquisition expenses	8,850	4,928	79.6%
General and administrative expenses	8,027	5,189	54.7%
	50,823	26,940	88.7%
Underwriting income	$23,443	$20,618	13.7%
Loss ratio	45.7%	35.4%	10.3
Acquisition expense ratio	11.9%	10.4%	1.5
General and administrative expense ratio	10.8%	10.9%	(0.1)
Combined ratio	68.4%	56.7%	11.7
Reserve for losses and loss expenses	$66,541	$29,903	122.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. Premiums written in the nine months ended September 30, 2004 grew largely due to new business generated by Endurance U.K., which expanded its team of underwriters and support staff throughout 2003. Endurance U.K. generated new business of $36 million in the nine month period ended September 30, 2004. Certain areas of this segment have seen decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a portion of policies not being renewed due to less attractive terms. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses. In general, losses in this segment were lower than expected reflecting a lack of large individual property losses experienced by the market in the first six months of 2004. The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the nine months ended September 30, 2004. The estimated combined gross losses of these storms totaled $13.2 million. Estimated losses net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $10.8 million, prior to the effect of taxes.

Acquisition Expenses. The acquisition expense ratio for the nine months ended September 30, 2004 experienced a slight increase due to a moderate shift in the mix of business resulting from the growth in premiums generated by Endurance U.K.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Casualty Individual Risk

The Company's Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$194,499	$154,495	25.9%
Net premiums written	194,159	154,495	25.7%
Net premiums earned	175,675	118,474	48.3%
Expenses
Losses and loss expenses	114,445	84,044	36.2%
Acquisition expenses	18,155	13,505	34.4%
General and administrative expenses	15,435	11,226	37.5%
	148,035	108,775	36.1%
Underwriting income	$27,460	$9,699	183.1%
Loss ratio	65.1%	70.9%	(5.8)
Acquisition expense ratio	10.3%	11.4%	(1.1)
General and administrative expense ratio	8.8%	9.5%	(0.7)
Combined ratio	84.2%	91.8%	(7.6)
Reserve for losses and loss expenses	$266,909	$118,001	126.2%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a 12-month period. In the nine month period ended September 30, 2004, the Company has observed stable pricing overall compared to the same period in 2003. Premiums written have increased from the nine months ended September 30, 2003 as a result of additional staff and strong renewals of existing business. The increase in premiums earned was a result of higher premiums written in the twelve months ended September 30, 2004 against those written in the corresponding period to September 30, 2003.

Losses and Loss Expenses. The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. In addition, results in this segment were positively impacted by reductions in expected losses related to prior underwriting periods.

Acquisition Expenses. The acquisition expense ratio for the nine months ended September 30, 2004 was largely consistent with the corresponding period in 2003. The slight decrease reflects variations in individual contract terms.

General and Administrative Expenses. The increase in general and administrative expenses was due to the increase in the number of staff dedicated to this segment.

Aerospace and Other Specialty Lines

The Company's Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Aerospace and Other Specialty Lines business segment for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended
	September 30, 2004	September 30, 2003	Change (1)
	(in thousands)
Revenues
Gross premiums written	$191,350	$263,448	(27.4%)
Net premiums written	190,854	263,448	(27.6%)
Net premiums earned	169,316	123,407	37.2%
Expenses
Losses and loss expenses	112,726	89,042	26.6%
Acquisition expenses	36,044	21,197	70.0%
General and administrative expenses	10,954	12,227	(10.4%)
	159,724	122,466	30.4%
Underwriting income (loss)	$9,592	$941	919.3%
Loss ratio	66.6%	72.2%	(5.6)
Acquisition expense ratio	21.3%	17.2%	4.1
General and administrative expense ratio	6.5%	9.9%	(3.4)
Combined ratio	94.4%	99.3%	(4.9)
Reserve for losses and loss expenses	$246,583	$124,725	97.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The decrease in gross premiums written was in large part due to certain business that has not been renewed where terms and conditions have no longer met the Company's criteria including a large workers' compensation contract. Offsetting these decreases was premium growth generated by an expansion within the Company's marine and personal accident underwriting teams, which combined have contributed $46 million. The growth in premiums earned was largely due to the earning of premiums written in 2003.

Losses and Loss Expenses. The loss ratio for this segment was impacted by the effects of Hurricanes Charley, Frances, Ivan and Jeanne in the nine months ended September 30, 2004. The estimated combined gross losses of these storms totaled $9.1 million. Estimated losses net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $8.0 million, prior to the effect of taxes. Offsetting the losses was comparatively lower loss emergence in the nine months ended September 30, 2004 against the corresponding period in 2003.

Acquisition Expenses. The increase in expense ratio was due to the changes in mix of business towards proportional reinsurance contracts in aerospace lines.

General and Administrative Expenses. General and administrative expenses have decreased due to a reduction of staff in the Company's Alternative Risk line. The general and administrative expense ratio has decreased as a result of the reduced staff and an increase in premiums earned.

Significant transactions and events

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

On June 15, 2004, the Company filed an unallocated universal Shelf Registration Statement on Form S-3 (Registration No. 333-116505) that was declared effective by the Securities and Exchange Commission on June 30, 2004. The Shelf Registration Statement permits the Company to issue, in one or more offerings, up to $500 million of debt, equity, trust preferred securities or a combination of the above. In addition to the $500 million of securities eligible to be sold from time to time by the Company, the Shelf Registration Statement also registers for possible future sales up to 38,069,699 ordinary shares beneficially owned by certain of the Company's founding shareholders. The registration of the founding shareholders' ordinary shares does not obligate these shareholders to offer or sell any of these shares. The Company has not been asked to assist in any offerings of ordinary shares by the founding shareholders at this time, nor will the Company receive any proceeds from any sale of shares by the selling shareholders.

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

The Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company's existing and future unsecured and unsubordinated debt. The Senior Notes are also effectively junior to claims of creditors of the Company's subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.

The indenture governing the Senior Notes contains certain customary covenants, including:

•	limitations on liens on the stock of restricted subsidiaries;

•	restrictions as to the disposition of the stock of restricted subsidiaries; and

•	limitations on consolidation, merger, amalgamation and sale of assets.

In addition, the following events constitute an event of default under the indenture governing the Senior Notes:

•	a default in payment of principal or any premium under the Senior Notes when due;

•	a default for 30 days in payment of any interest under the Senior Notes;

•	a failure to observe or perform any other covenant or agreement in the Senior Notes or indenture, other than a covenant or agreement included solely for the benefit of a different series of debt securities, after 90 days written notice of the failure;

•	certain events of bankruptcy, insolvency or reorganization; or

•	a continuing default, for more than 30 days after the Company receives notice of the default, under any other indenture, mortgage, bond, debenture, note or other instrument, under which the Company or its restricted subsidiaries may incur recourse indebtedness for borrowed money in an aggregate principal amount exceeding $50,000,000, if the default resulted in the acceleration of that indebtedness, and such acceleration has not been waived or cured.

Where an event of default occurs and is continuing, either the indenture trustee or the holders of not less than 25% in principal amount of the Senior Notes, may declare the principal and accrued interest of the Senior Notes to be due and payable immediately. If an event of default occurs involving certain events of bankruptcy, insolvency or reorganization, all unpaid principal of all the Senior Notes then outstanding, and interest accrued thereon, if any, shall be due and payable immediately, without any declaration or other act on the part of the indenture trustee or any holder of the Senior Notes.

On August 6, 2004, the Company and its lenders replaced its existing letter of credit and revolving credit facility with a new three-year $850 million letter of credit and revolving credit facility. The full amount of the new credit facility may be used to issue letters of credit or for revolving credit borrowings. Up to $412.5 million of borrowings or letter of credit issuances under the credit facility may be secured by a portion of the investment portfolio of the individual borrower under the credit facility. The new credit facility expires on August 6, 2007. The lenders under the new credit facility are Bank of America, N.A., Barclays Bank PLC, Calyon, Comerica Bank, Commerzbank AG, Credit Suisse First Boston, Deutsche Bank AG, Goldman Sachs Credit Partners L.P., HSBC Bank USA, National Association, ING Bank N.V., JPMorgan Chase Bank, Lloyds TSB Bank plc, Merrill Lynch Bank USA, The Bank of New York, The Bank of Nova Scotia, The Bank of N.T. Butterfield & Son Limited, The Royal Bank of Scotland plc, and Wachovia Bank, National Association. The administrative agent is JPMorgan Chase Bank. The administrative agent is JPMorgan Chase Bank.

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

The interest rate for revolving loans under the credit facility is either (i) the higher of (a) the Federal Funds Effective Rate plus ½% of 1% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR. For letters of credit issued on an unsecured basis, the Company is required to pay a fee ranging from 0.40% to 0.70% on the daily stated amount of such letters of credit. For letters of credit issued on a secured basis, the Company is required to pay a fee ranging from 0.20% to 0.30% on the daily stated amount of such letters of credit. In each case, the applicable fee is determined based upon the ratio of the Company's outstanding indebtedness to total capital, which is referred to as the Company's leverage ratio. If the Company fails to timely repay any revolving loan or timely reimburse any lender for a drawing under a letter of credit, the Company is obligated to pay interest on the unpaid or unreimbursed amount at the applicable rate, plus 2.0%.

The credit facility requires the Company to pay to the lenders a facility fee that ranges from 0.10% to 0.175% of the total commitments outstanding under the credit facility depending on the

Company's leverage ratio. The Company must also pay the lenders a utilization fee that ranges from 0.125% to 0.25% of the total amount of revolving loans outstanding when the aggregate amount of those loans is equal to 50% of the aggregate lending commitments outstanding under the credit facility.

The credit facility requires that the outstanding principal of revolving loans be repaid in full on August 6, 2007.

The credit facility requires the Company's compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time), a consolidated tangible net worth (no less than $1.25 billion at any time), and unencumbered cash and investment grade assets in excess of the greater of $400 million or the Company's outstanding debt and letters of credit. In addition, each of the Company's regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the Company's credit facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the loan facilities. The credit facility also includes other covenants restricting such activities as:

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

Given that the Company's Senior Notes (described above) and the credit facility contain cross default provisions, this may result in the holders of the Senior Notes and the lenders under the credit facility declaring such debt due and payable and an acceleration of all debt due under both the Senior Notes and the revolving credit facility. If this were to occur, the Company may not have liquid funds sufficient at that time to repay any or all of such indebtedness.

As of September 30, 2004, the Company had invested $77.5 million in investments in other ventures. At its meeting in May 2004, the Company's Board of Directors approved the investment of up to $100 million (less than 3% of the Company's current invested assets) with performance incentive based alternative investment managers.

During the three months ended September 30, 2004, the Company repurchased 356,800 ordinary shares at an average price of $32.84 per share. Under the previously announced share repurchase program, the Company is authorized to repurchase up to an additional 1,643,200 ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program is currently authorized to continue until May 2006.

Endurance U.S. entered into a Renewal Rights Purchase Agreement, dated as of October 1, 2004, pursuant to which Endurance U.S. will acquire a majority of the surety reinsurance business of XL Reinsurance America Inc. ("XL Re America") on a prospective basis. Endurance U.S. will pay XL Re America a commission on the surety reinsurance business renewed by Endurance U.S. Endurance U.S. is not obligated to pay any commission prior to the renewal of the business or any minimum amount of commission. In addition, Endurance U.S. will assist XL Re America with the ongoing management of the current in force and expired surety reinsurance portfolio.

The Company has entered into contingent commission arrangements with the largest brokers in the industry, including Marsh & McLennan, Aon, Willis and Benfield. The Company has accrued contingent commissions in accordance with the terms of existing agreements with brokers through September 30, 2004. To date, the Company has not been subpoenaed in connection with any governmental organization's investigation, including the New York Attorney General, and, to our knowledge, the Company is not under investigation by the New York Attorney General or any other governmental organization. Based upon the internal reviews the Company conducted to date, the Company believes it has not engaged in the anti-competitive practices alleged by the New York Attorney General in its complaint against Marsh & McLennan. To validate these initial findings, the Company is conducting on-going confirmatory reviews.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2004, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $302.8 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

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

The Company's aggregate invested assets as of September 30, 2004 totaled $3.8 billion compared to aggregate invested assets of $2.7 billion as of December 31, 2003. The increase in invested assets since December 31, 2003 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by loss and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid.

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

Currency

The Company's functional currency is U.S. dollars for Endurance Bermuda and Endurance U.S. and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom's Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company's results of operations.

Effects of inflation

The effects of inflation could cause the severity of claims to rise in the future. The Company's estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified.

Reserve for losses and loss expenses

As of September 30, 2004, the Company had accrued losses and loss expense reserves of $1.45 billion. This amount represents the Company's actuarial best estimate of the ultimate liability for payment of losses and loss expenses. During the three month period ended September 30, 2004, the Company paid losses and loss expenses of $49.9 million.

As of September 30, 2004, the Company had been notified of a moderate number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. See "Critical Accounting Policies — Reserve for Losses and Loss Expenses." included in the 2003 Annual Report on Form 10-K.

Incurred losses for the three months ended September 30, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Incurred related to:
Current year	$123,533	$59,528	$67,408	$20,057	$42,398	$46,264	$359,188
Prior years	(18,047)	(17,643)	(5,401)	(3,082)	(1,851)	(4,909)	(50,933)
Total Incurred Losses	$105,485	$41,885	$62,007	$16,975	$40,547	$41,355	$308,255

Incurred losses for the three months ended September 30, 2004 include approximately $50.9 million in positive development of reserves relating to the prior accident years. The positive loss reserve development experienced during the three months ended September 30, 2004 benefited the Company's reported loss ratio by 12.4 percentage points.

During the three months ended September 30, 2004, the reduction in the Company's initial estimated losses for prior accident years was experienced most significantly in the property per risk treaty reinsurance segment, where the initial estimate was reduced by approximately $18.0 million; and the property catastrophe treaty reinsurance segment, where the initial estimate was also reduced by approximately $17.6 million. The balance of the $50.9 million was experienced across all the remaining business segments.

The above net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses.

Reserves for losses and loss expenses are comprised of the following at September 30, 2004:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Case Reserves	$117,585	$19,473	$59,650	$20,998	$5,000	$60,641	$283,347
IBNR	241,376	83,715	347,130	45,543	261,909	185,942	1,165,615
Reserve for Losses and Loss Expenses	$358,961	$103,188	$406,780	$66,541	$266,909	$246,583	$1,448,962

Cautionary statement regarding forward-looking statements and risks

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following:

-	the effects of competitors' pricing policies, and of recent governmental action and changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

-	the impact of acts of terrorism and acts of war;

-	the effects of terrorist related insurance legislation and laws;

-	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices have anticipated;

-	decreased level of demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty reinsurers;

-	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of the Company's subsidiaries;

-	uncertainties in the Company's reserving process;

-	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

-	changes in regulations or tax laws applicable to us, the Company's subsidiaries, brokers or customers;

-	acceptance of the Company's products and services, including new products and services;

-	the inability to renew business previously underwritten or acquired;

-	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

-	loss of key personnel;

-	political stability of Bermuda;

-	changes in accounting policies or practices; and

-	changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect the Company's investment portfolio.

On October 14, 2004, the New York Attorney General's Office filed a civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, "Marsh") alleging, among other things, that Marsh and certain insurance companies participated in anti-competitive practices in connection with the process of placing and underwriting certain classes of business insurance. We cannot predict the effect that any investigation of the New York Attorney General or any other regulatory authority related to such anti-competitive practices in the insurance industry or contingent commissions arrangements with brokers generally will have on the industry or our business. The receipt of a subpoena in connection with any governmental organization's investigation, including the investigation of the New York Attorney General, and the related negative publicity, fines and penalties or rating agency actions could have a material adverse effect on our business, results of operations and financial condition. In addition, since we assume a degree of credit risk associated with brokers with respect to most of our insurance and reinsurance business, our results of operations could be adversely affected in the event that the credit quality of Marsh or our other brokers is severely impacted by the current investigations or changes to current contingent commission practices.

The foregoing review of important factors and risks should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2003 Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Information about Market Risk

The Company believes that it is principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk. With the exception of the following, the Company believes that there have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk" included in the 2003 Annual Report on Form 10-K.

Interest Rate Risk. The Company's investments in other ventures are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Equity Risk. The Company's investments in other ventures are exposed to equity risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets have a direct impact on the market valuation of these investments.

The Company's investment in other ventures at September 30, 2004 was $78.6 million which represents 2.4% of the Company's invested assets.

Item 4. Controls and Procedures

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

b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

None of the proceeds from the offering were paid, directly or indirectly, to any of the Company's officers or directors or any of their associates, or to any persons owning ten percent or more of the Company's outstanding ordinary shares or to any of the Company's affiliates. Upon consummation of the offering, the Company applied $50.6 million of the net proceeds of the offering to the repayment of principal under the Company's term loan facility. On June 12, 2003, the Company contributed $50 million to the capital of its subsidiary, Endurance Specialty Insurance Ltd., for further contribution to its United States subsidiary, Endurance Reinsurance Corporation of America. On September 27, 2003, the Company used $38.4 million of the next proceeds of the offering for the scheduled repayment of principal under the Company's term loan facility. In July 2004, the Company invested the remaining net proceeds of the offering in alternative investment vehicles and on September 1, 2004, contributed such investments to the capital of its subsidiary, Endurance Specialty Insurance Ltd.

(e)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2004 – July 31, 2004	72,000	$32.86	72,000	1,928,000
August 1, 2004 – August 31, 2004	269,800	$33.21	269,800	1,658,200
September 1, 2004 – September 30, 2004	15,000	$32.47	15,000	1,643,200
Total	356,800	$32.84	356,800	1,643,200

(1)	Ordinary shares or share equivalents.

(2)	On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company will repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. The share repurchase program is currently authorized to continue until May 2006.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submissions of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Form of Option Agreement
10.2	Form of Restricted Share Unit Agreement
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent.*
10.4	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent.**
10.5	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian.***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporate herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

**	Incorporate herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

***	Incorporate herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	By: /s/ Kenneth J. LeStrange Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President
Date: November 12, 2004	By: /s/ James R. Kroner James R. Kroner Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)