Form 10-K
period 2004-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2005-03-10
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the fiscal year ended December 31, 2004,

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from                      to

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Wellesley House
90 Pitts Bay Road
Pembroke HM 08, Bermuda
(Address of principal executive offices, including postal code)

Registrant's telephone number, including area code: (441) 278-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $1.00 per share	New York Stock Exchange

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

Yes         No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2004, was $1,817,963,032.

As of February 21, 2005, 61,255,592 ordinary shares were outstanding.

Certain portions of the registrant's definitive proxy statement relating to its 2005 annual general meeting of shareholders are incorporated by reference into Part III of this report and certain portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts II and IV of this report.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	decreased level of demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	uncertainties in our reserving process;

•	Endurance Specialty Holdings Ltd. ("Endurance Holdings") or Endurance Specialty Insurance Ltd. ("Endurance Bermuda") becomes subject to income taxes in the United States or the United Kingdom;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	acceptance of our products and services, including new products and services;

•	the inability to renew business previously underwritten or acquired;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	the impact of the investigations of the New York Attorney General on the industry and on the Company in particular; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

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

We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. Initial investors in Endurance Bermuda included Aon Corporation ("Aon"), Zurich Financial Services Group ("Zurich"), Thomas H. Lee Partners, L.P., Texas Pacific Group, Capital Z Financial Services Fund II, L.P., Perry Capital, Metro Center Investments Pte Ltd., General Motors Asset Management, Lightyear Capital, Credit Suisse First Boston Private Equity, Golden Gate Capital, Reservoir Capital and TIAA CREF. Since our inception in December, 2001, we have been able to achieve significant success in the development of our business. Our accomplishments include:

•	building our business from a startup in 2001 to $1.7 billion in gross premiums and $355.6 million in net income for the year ended December 31, 2004;

•	generating a 20.3% return on average equity for the year ended December 31, 2004;

•	successfully launching numerous specialty business segments;

•	building a substantial client base around the world;

•	recruiting a highly experienced management team and building a staff of approximately 300;

•	licensing insurance subsidiaries in Bermuda, the United Kingdom and the United States;

•	acquiring renewal rights to the property catastrophe business of LaSalle Re Limited ("LaSalle");

•	acquiring renewal rights to the majority of the reinsurance business of The Hartford Fire Insurance Company and HartRe Company, L.L.C. (collectively, "HartRe");

•	acquiring renewal rights to the majority of the surety reinsurance business of XL Reinsurance America Inc. ("XL Re America") on a prospective basis;

•	expanding our credit capacity to an $850 million multi-year letter of credit and revolving credit facility and issuing $250 million of 7% Senior Notes due 2034;

•	successfully completing our initial public offering in February 2003 and obtaining a NYSE listing;

•	repurchasing 8.6 million of our ordinary shares since our start up in 2001; and

•	paying $70.9 million in dividends to our shareholders during 2003 and 2004.

In general, we believe operating conditions in the insurance and reinsurance marketplace continued to be favorable during 2004. Though pricing has not sustained levels seen in the two years immediately following the events of September 11, 2001, we continue to see the opportunity to provide needed underwriting capacity at what we believe are attractive rates in conjunction with steady terms and conditions. Although we are beginning to see increased competition across a number of our business segments, we believe premium levels are still attractive in the lines of business in which we participate.

Endurance Specialty Insurance Ltd. ("Endurance Bermuda")

Endurance Bermuda was incorporated on November 30, 2001and Endurance Bermuda is registered with the Bermuda Monetary Authority ("BMA") as a Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA require Endurance Bermuda to maintain minimum levels of statutory capital, statutory capital and surplus, and liquidity to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. Endurance Bermuda, headquartered in Pembroke, Bermuda, focuses on property and casualty insurance and reinsurance business that is of a low frequency, high severity nature. Endurance Bermuda is headed by David Cash.

Endurance Worldwide Insurance Limited ("Endurance U.K.")

Endurance U.K. was incorporated on April 10, 2002. On December 4, 2002, Endurance U.K. was authorized by the FSA to begin writing certain lines of insurance and reinsurance in the United Kingdom. Headquartered in London, Endurance U.K. is able to operate throughout the European Union, subject to compliance with certain notification requirements of the FSA and in some cases, certain local regulatory requirements, and focuses on the origination of property and casualty insurance and reinsurance from non-North American markets. We initially capitalized Endurance U.K. with £100 million of initial capital. Endurance U.K. is headed by Mark W. Boucher.

Endurance Reinsurance Corporation of America ("Endurance U.S.")

Endurance U.S. was incorporated on September 5, 2002. On December 18, 2002, Endurance U.S. received a license in the State of New York from the New York Department of Insurance to conduct business as a property and casualty reinsurer. Certain reinsurance business, known as working layer, is characterized by higher frequency and lower severity of losses as compared to the type of reinsurance business targeted by Endurance Bermuda. We believe that this business, which requires a higher degree of client contact including underwriting, claims, actuarial and accounting reviews, would be difficult to underwrite from a Bermuda location. Endurance U.S. focuses on such working layer business and provides us with access to classes of reinsurance business and types of reinsurance clients which we would not otherwise be able to effectively access from Bermuda. We initially capitalized Endurance U.S. with $336 million in equity capital and during 2003 and 2004 contributed an additional $278 million of equity capital. Endurance U.S. is headed by William M. Jewett.

Endurance Insurance Operations ("Endurance Insurance")

The Company commenced development of its United States insurance business in October 2004. Endurance Insurance will focus on finding specialized insurance opportunities that allow us to diversify our client base and distribution in lines of business that complement our existing specialty insurance and reinsurance business. Endurance Insurance has written no premiums as of December 31, 2004. Endurance Insurance is headed by Michael Fujii.

Endurance Services Limited ("Endurance Services")

Endurance Services was incorporated on January 12, 2004. Endurance Services has been established to provide administrative support to and to improve operational efficiencies among Endurance Bermuda, Endurance U.S. and Endurance U.K. Endurance Services is headed by John L. O'Connor.

Our Competitive Strengths

We believe certain characteristics distinguish us from our competitors, including:

•	Extensive Specialized Underwriting and Risk Management Capabilities. We have made significant investments in our technical capabilities, including hiring 102 experienced underwriters and an actuarial, risk analysis and modeling staff of 34.

•	Underwriting and Risk Management Discipline. We remain highly selective in our underwriting approach. All of our underwriting activity is supported by detailed, upfront pricing analyses through which we seek to limit our exposure to any single contract and any single geographic or catastrophic peril. In 2004, we authorized on 46% of the 10,264 insurance and reinsurance submissions we received, while in 2003 we authorized on 37% of the 8,637 insurance and reinsurance submissions received.

•	Experienced Management Team. Our senior management team averages over 20 years of experience in the insurance and reinsurance industry and participates in our stock-based compensation plan that ties compensation to the achievement of goals aligned with those of our shareholders.

•	Strong Market Relationships. The underwriting expertise and extensive industry relationships previously developed by our senior management team and underwriters have allowed us to quickly establish our presence in the global insurance and reinsurance markets. We have strong relationships with major insurance and reinsurance brokers, including: Aon, Marsh, Willis, and Benfield. In the year ended December 31, 2004, we wrote business with more than 1,200 clients.

•	Bermuda-Based Operations. Bermuda is our principal base of operations. As one of the leading centers of the global insurance industry, Bermuda provides us with ready access to clients who increasingly seek Bermuda-based capacity to meet their insurance and reinsurance needs. Bermuda also has a well developed network of insurance and reinsurance brokers, an experienced pool of employees with significant insurance expertise and a responsive regulatory environment which allows for rapid innovation in insurance and reinsurance products.

•	Conservative Investment Policy. We have a conservative investment policy aimed at minimizing the volatility of our investment results. At December 31, 2004, 97.7% of our invested assets were held in cash and cash equivalents and fixed maturity securities, 84.1% of which were U.S. government or rated AAA and 100% were rated A or better, with an average duration of 2.77 years.

•	Excellent Financial Strength. The Company's operating subsidiaries are rated "A" (Excellent) by A.M. Best and "A-" (Strong) by Standard & Poor's. These ratings reflect A.M. Best's and Standard & Poor's opinions of our financial strength and are not applicable to the securities of the Company are not recommendations to buy, sell or hold such securities.

•	Unencumbered Capital Base. At December 31, 2004, we had total shareholders' equity of approximately $1.86 billion. As a recently formed company, we are unencumbered by any historical losses relating to asbestos liabilities, the World Trade Center tragedy and other pre-December 31, 2001 liability exposures currently affecting many of our competitors. We believe that our unencumbered capital will allow us to distinguish ourselves from many of our competitors and help to attract clients who are seeking long- term financial stability from their insurers and reinsurers.

Business Strategy

Our goal is to generate a superior long-term return on capital by leveraging our competitive strengths and successfully executing our strategy.

The key elements of our strategy are:

•	Maintain a Portfolio of Profitable Specialty Lines. We believe there are significant opportunities in a number of lines of business in the current market environment. We participate in those specific specialty lines that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We intend to use our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times.

•	Utilize Monoline Level of Expertise in Each Line of Business. We have formed teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by a senior executive and is supported by highly experienced underwriting personnel who are specialists in their unique business line.

•	Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We license a broad array of catastrophe modeling products available from EQE, AIR and RMS. We have also launched our own proprietary underwriting risk management system and have built a proprietary suite of individual contract, portfolio, capital allocation and market risk management and price monitoring tools around this system. We proactively monitor market trends to look for competitive threats to the lines of business in which we are operating as well as analyze potential new lines that may provide attractive opportunities.

We require significant amounts of data in our underwriting process. All major accounts are underwritten with dedicated actuarial involvement. We avoid writing business for which we believe sufficient underwriting data is not available, and therefore, did not write qualifying quota share agreements for Lloyd's of London syndicates and have written only a limited amount of retrocessional business. We also limit the use of retrocessional protection, relying upon our underwriting analysis and portfolio diversification for risk management purposes.

•	Maintain an Efficient Expense Structure. We believe an efficient expense structure will allow us to produce more profitable results and more easily deploy our resources to those lines of business that become more attractive as market conditions change. Several factors contribute to our low cost structure, including our utilization of variable cost brokerage distribution, our emphasis on large insurance and reinsurance programs for clients, which can be underwritten by relatively small teams, and our centralized risk management structure which limits redundant expenses and systems.

•	Proactively Manage Our Capital Base. We actively manage our capital by allocating resources to underwriting opportunities which we believe will offer the highest risk-adjusted return on capital. Over the long term, we will seek to return excess capital to our shareholders rather than use excess capital to underwrite business at unattractive pricing levels or coverage terms. We have already undertaken a number of capital management initiatives including three acquisitions at prices which were accretive to our earnings, selective repurchases of our ordinary shares on favorable terms, and the payment of shareholder dividends.

Business Segments

Our commitment to specialized underwriting requires market knowledge, analytic capabilities and experience more typically found in monoline companies. Accordingly, we have organized our company by business segment, under the direction of managers for each line of business who are recognized leaders in their respective fields. We support these managers with centralized and state of the art analytic expertise and technology. Our six business segments and the related gross premiums written and acquired for the year ended December 31, 2004 are as follows:

Business Segment	Gross Premiums Written and Acquired (in millions)	% of Total
Property Per Risk Treaty Reinsurance	$441.4	25.8%
Property Catastrophe Reinsurance	247.0	14.4
Casualty Treaty Reinsurance	441.3	25.8
Property Individual Risk	112.9	6.6
Casualty Individual Risk	246.8	14.4
Aerospace and Other Specialty Lines	222.0	13.0
Total	$1,711.4	100.0%

These segments and their associated lines of business are described in greater detail below.

Property Per Risk Treaty Reinsurance. Our Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. This segment is comprised of a diversified portfolio of property per risk reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients and including both personal lines and commercial exposures (principally covering buildings, structures, equipment, contents and time element coverages). Loss exposures in this segment include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. This segment is comprised of proportional and excess of loss reinsurance agreements. Our current mix of business, as measured by gross premiums written during the year ended December 31, 2004, is approximately 44% excess of loss and 56% proportional. Currently, 58% of the exposures reinsured in this segment are in the United States. The remaining reinsured risks represent worldwide exposures, including the United States. This segment is underwritten by Endurance U.S., Endurance U.K. and Endurance Bermuda.

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

Reinsurance contracts that provide coverage through individual underlying insurance policies may contain significant risk of accumulation of exposures, both to natural and other perils. Our underwriting process explicitly recognizes these exposures. Natural perils, such as windstorm, earthquake and flood, are analyzed through our catastrophe modeling systems. Other perils, such as fire and terrorism events, are considered on a contract-by-contract basis and monitored for cumulative aggregate exposure. All of our excess of loss agreements have occurrence limits and many have limited reinstatement rights. Proportional contracts can be particularly prone to accumulations of exposure and losses in catastrophic events. Most of our proportional contracts in force at December 31, 2004 are also subject to occurrence limits. The only exceptions made to our occurrence limits requirements are a result of explicit approval by our executive management and have been based on complete and ongoing disclosures by our ceding companies of the underlying policies.

This business segment typically operates as a subscription market, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers. Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing and terms and conditions. Our maximum capacity on any one program is $30 million on any one risk and our average commitment has been approximately $3.1 million.

Our Property Per Risk Treaty Reinsurance business is produced principally by Aon, Benfield, Willis and Marsh. Our principal competitors in this segment include Arch Capital Group Ltd. ("Arch"), GeneralCologne Re ("General Re"), Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft ("Munich Re"), PartnerRe Ltd. ("PartnerRe"), Transatlantic Reinsurance Company ("Transatlantic Re") and XL Capital Ltd ("XL").

Property Catastrophe Reinsurance. Our Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. Our property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by our ceding company clients. The principal perils in our portfolio include hurricane, typhoon, earthquake, flood, tornado, hail and fire. This segment is comprised of reinsurance contracts which incur losses only when events occur that impact more than one risk or insured. Protection under property catastrophe treaties is provided on an occurrence basis, allowing our ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The multiple claimant nature of property catastrophe reinsurance requires careful monitoring and control of cumulative aggregate exposure. This business is predominately underwritten by Endurance Bermuda.

We have licensed catastrophe modeling software from the principal modeling firms, including EQE, RMS and AIR. These software tools use exposure data provided by our ceding company clients to simulate catastrophic losses. We have high standards for the quality and level of detail of such exposure data and have an expressed preference for data at the zip code or postal code level. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and effectively surcharged for increased uncertainty. Our commitment to detailed exposure data precludes significant involvement as a retrocessionaire in the current market. To date, less than 5% of the gross written premiums in this segment have been derived from other reinsurers, with over 95% coming from the catastrophe programs of insurance companies.

Data output from the software described above is incorporated in a proprietary model for multiple purposes. First, the data output is used to estimate the amount of reinsurance premium that is required to pay the long-term expected losses under the proposed contracts. Second, the data output is used to estimate correlation among the contracts we have written. The degree of correlation is used to estimate the incremental capital required to support our participation on each proposed contract, allowing us to allocate capital to contracts and calculate a return on consumed capital. Finally, the data output is used to monitor and control our cumulative exposure to individual perils across all of our businesses.

Our pricing of property catastrophe reinsurance contracts is based on a combination of modeled loss estimates, actual ceding company loss history, surcharges for potential unmodeled exposures, fixed and variable expense estimates and profit requirements. The profit requirements are based on incremental capital usage estimates described above and our required return on consumed capital.

Similar to the Property Per Risk Treaty Reinsurance segment, the Property Catastrophe Reinsurance market operates on a subscription basis with all subscribing reinsurers participating at substantially the same pricing, terms and conditions. Our average attachment point is approximately $336 million. Generally, our maximum capacity on any one program is $30 million per event.

Our property catastrophe business is diversified geographically. As of December 31, 2004, approximately 49% of our property catastrophe premium was associated with exposures in the United States and the remainder from over 20 other countries around the world. Our principal exposures outside the United States are in the United Kingdom, continental Europe, Australia, Canada and Japan. Our estimates of exposures to the major perils in each of these territories are provided in the "Risk Management" section below.

Our Property Catastrophe Reinsurance business is produced primarily by Aon, Marsh, Willis and Benfield. Our principal competitors in this segment include ACE Limited ("ACE"), Arch, AXIS Specialty Limited ("AXIS"), IPC Holdings Ltd. ("IPC"), Montpelier Re Holdings Ltd. ("Montpelier Re"), PartnerRe, Renaissance Re Holdings Ltd. ("Renaissance Re") and XL.

Casualty Treaty Reinsurance. Our Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. Approximately 78% of the exposures are in the United States, with the remainder representing worldwide risks, including the United States. The exposures that we reinsure include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. We write severity oriented casualty treaty business such as clash and high excess workers' compensation in Endurance Bermuda. Other casualty treaty business is underwritten by Endurance U.S. and Endurance U.K.

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

The maximum capacity available for casualty treaty programs that are exposed to loss by individual policy limits is $30 million, but we rarely allocate capacity over $15 million. Our average capacity commitment in this segment as of December 31, 2004 was approximately $2 million per program.

Our Casualty Treaty Reinsurance business is produced primarily by Aon, Marsh, Willis and A.J. Gallagher. Our principal competitors in this segment are American Re, General Re, Munich Re, Swiss Reinsurance Company ("Swiss Re"), Transatlantic Re and XL.

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

As of December 31, 2004, approximately 43% of the insured risks were located in the United States and the remainder in the rest of the world, including worldwide exposures which include U.S. based risks. We expect the proportion of business written outside of the United States to increase as we expand our capabilities in Endurance U.K. Approximately 94% of the business in this segment is written on an excess of loss basis and 6% is written on a primary or proportional basis.

Our average attachment point overall is approximately $37 million. We offer gross limits capacity of up to $50 million on any one risk. We limit these lines to no more than $15 million on any one risk on risks located in active catastrophe zones.

Our Property Individual Risk business is produced primarily by Marsh, Aon and Jardine Lloyd Thompson. Our competitors in this segment include a large number of insurance and reinsurance companies. Among our most frequent competitors are ACE, Allianz AG ("Allianz"), Allied World Assurance Company Ltd. ("AWAC"), Arch, FM Global, Montpelier Re, Munich Re, Swiss Re, XL and Zurich.

Casualty Individual Risk. Our Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This segment is comprised of three lines of business: Excess Casualty Insurance, Professional Lines Insurance and Healthcare. For the year ended December 31, 2004, these lines of business represented approximately 35%, 20% and 45% of the gross written premiums for this segment, respectively. This segment is only underwritten by Endurance Bermuda.

The Excess Casualty Insurance line of business provides third party liability insurance for a wide range of industry groups. Our clients are typically Fortune 1000 companies with sophisticated risk management practices who generally retain large portions of their own risk and purchase large insurance limits. Our target clients within this group are in strong financial positions, have formal, well-developed risk management programs and proactive claims detection and management procedures. As of December 31, 2004, approximately 18% of our insured risks in this line of business were solely located in the United States and the remainder represented worldwide exposures, including the United States.

Our minimum attachment point for the Excess Casualty Insurance line of business is $25 million and our average attachment point is approximately $148 million. In all cases, we carefully review and approve our policy forms and endorsements to ensure we are fully comfortable with the scope of coverage we provide. Our maximum line in this category is $50 million. Our average line is approximately $27 million.

The business in the Excess Casualty Insurance line of business is produced primarily by Marsh, Aon and Jardine Lloyd Thompson. Our principal competitors in this line of business include ACE, Arch, AWAC, Lloyd's, Starr Excess Liability Insurance Company, Ltd ("Starr Excess"), XL and Zurich.

Our Professional Lines Insurance line of business includes a limited range of products: directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance. Our clients include both for-profit and non-profit entities. We target clients with strong, stable financial positions, paying particular attention to liquidity, solvency margins and profitability. As of December 31, 2004, our risks were worldwide including the United States.

We generally require a minimum attachment point of $25 million and our average attachment point has been approximately $120 million. We have maximum limits capacity of up to $25 million and an average limit of $15 million on any one risk. Business in this segment is written almost exclusively on a claims-made basis and all of the business is written on an excess of loss basis.

Our Professional Lines Insurance business is produced primarily by Aon, Jardine Lloyd Thompson and Marsh. Our principal competitors in this line of business include ACE, Arch, AWAC, The Chubb Corporation, Lloyd's, Starr Excess, XL and Zurich.

Our Healthcare business is focused on one narrow niche within the medical professional liability market: hospital medical professional liability insurance. Within this market, we target institutional healthcare providers such as large, stand-alone hospitals, hospital groups, university teaching hospitals and integrated healthcare delivery systems. We do not insure stand-alone individual physicians, physician groups, or other healthcare professionals nor do we seek risks that are principally from long-term care facilities. As of December 31, 2004, all of our healthcare insureds were based in the United States.

All of the business in our Healthcare line of business is written on an excess of loss basis. Our average attachment point is approximately $28 million. All of this business is written on a claims-made basis. Our average program participation is approximately $22 million.

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

Aerospace and Other Specialty Lines. Our Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and to a lesser extent, of unique opportunities, including a limited number of other reinsurance programs such as marine, energy, personal accident, terrorism and others. As of the fourth quarter of 2004 this segment also includes agriculture and surety lines of business.

Our Aerospace line is comprised of aviation and space business. The aviation business includes hull, aircraft liability and aircraft products coverages. Currently, approximately 40% of the exposures insured in this line of business are in the United States with the remainder being distributed throughout the world, including the United States. We write these exposures both as insurance and reinsurance, with the reinsurance written both in the form of facultative reinsurance and treaty reinsurance. In all cases, we track our exposures by original insured in order to monitor our maximum exposures by major airline and by major manufacturer.

Our average attachment point is $13 million. Our average commitment during 2004 was approximately $3 million per program.

Our expertise in the aviation category has allowed us to create an extensive database of historical aviation claims and program structures. Individual account decisions are based on a combination of qualitative evaluations of the risk management programs of the original insureds and quantitative examinations of our clients' track records and the records of peer and comparable operations.

The space business includes satellite launch and in-orbit coverage. We have chosen to write space business through industry recognized leaders, and currently support three organizations on a treaty reinsurance basis only.

Our Aerospace business is produced primarily by Aon, Marsh and Willis. Our principal competitors in this line of business are Hannover Ruckversicherungs-Aktiengesellschaft and Lloyd's.

Our remaining business in this segment represents a variety of contracts which were underwritten utilizing the expertise of our senior underwriting staff. These contracts are those that do not fit with our other segments.

Our Other Specialty Lines business is produced primarily by Aon, Marsh, Willis and Benfield.

Distribution

We are a broker-market participant and conduct business almost exclusively through insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense which would be incurred in creating wholly owned distribution networks.

During 2004, Aon was our largest distributor of our reinsurance lines while Marsh was our largest distributor of our insurance lines. A breakdown of our distribution by broker is provided in the table below:

Broker	Percentage of Gross Premiums Written for the Year Ended December 31, 2004
Aon	31.2%
Marsh	28.2
Willis	12.5
Benfield	9.3
All Other	18.8
Total	100.0%

Claims Management

We have received a moderate number of reported claims under our insurance policies and reinsurance contracts resulting in a total of $370.3 million in case specific reserves on our balance sheet at December 31, 2004. Notwithstanding the moderate claims activity to date, we have a process in place for identifying, tracking and settling potential claims. The responsibilities of the claims department include reviewing loss reports, monitoring claims handling activities of ceding companies, requesting additional information where appropriate, establishing initial case reserves including determining whether the client's reported losses are sufficient and approving payment of individual claims. We have established authority levels for all individuals involved in the reserving and settlement of claims. We have a total claims staff of 17.

When we receive notification of a potential claim, a member of our staff logs the potential claim into our systems. An initial review is conducted by the underwriter and underwriting manager responsible for the program in coordination with our claims department. Once the validity of the given claim is established, responsibility for management of the claim is transferred to our claims department. As the claim develops, the claims department is empowered to draw on those resources, both internal and external, it deems appropriate to settle the claim appropriately. To date, we have worked to establish a network of external legal and claims experts to augment our own in-house team.

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

Reserve for Losses and Loss Expenses

We are required by applicable insurance laws and regulations and U.S. GAAP to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and loss reserves prudently after reflecting all information known to us as of the date they are recorded.

We use statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. The period of time from the reporting of a loss to us and the settlement of our liability may be several years. During this period additional facts and trends will be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase in our overall reserves, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves.

Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of losses from catastrophic events based upon our own historical claim experience is inherently difficult because of our short operating history and the potential severity of property catastrophe claims. Therefore, we utilize commercially available models, as well as historical reinsurance industry property catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

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

We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•	We will underwrite and accept only those risks we know and understand;

•	We will perform our own independent pricing or risk review on all risks we accept; and

•	We will accept only those risks that are expected to earn a level of profit commensurate with the risk they present.

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

It is our corporate objective to limit the risk of a significant loss on an economic basis from a one in one hundred year series of catastrophic events to no more than 25% of our total capital. We define "economic basis" as premiums plus reinstatement premiums less incurred losses and loss expenses.

To achieve the above objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

Our proprietary systems include those for modeling risks associated with property catastrophe, hospital professional liability, aviation, property individual risk and workers' compensation business, various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risk on a contract by contract basis across our lines of business.

We have fully integrated our internal actuarial staff into the underwriting and decision making process. We use in-depth actuarial and risk analysis to evaluate all contracts prior to any authorization. In addition to internal actuaries and risk professionals, we make use of outside consultants as necessary to develop the appropriate analysis for pricing. We require significant amounts of data from our clients and turn down business in which we feel the data provided to us is insufficient for us to make an appropriate analysis.

To monitor the catastrophe and correlation risk of our direct property and treaty property business, we have subscribed to and utilize natural catastrophe modeling tools from EQE, RMS and AIR. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to the modeling companies to improve the efficiencies of these models. We also supplement the model output in certain territories with the results of our proprietary models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio.

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

In addition to the above technical and analytical practices, our underwriters use a variety of means, including specific contract terms, to manage our exposure to loss. These include occurrence limits, aggregate limits, reinstatement provisions and loss ratio caps. Additionally, our underwriters use appropriate exclusions, terms and conditions to further eliminate particular risks or exposures that our underwriting team deems to be outside of the intent of the coverage we are willing to offer. Accordingly, our Bermuda underwriting location provides us with a particular advantage in this regard because there are no limitations upon our use of coverage restrictions in insurance policies.

Investments

We follow an investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims. In determining our investment decisions, we consider the impact of various catastrophic events, particularly those to which our insurance and reinsurance portfolio may be exposed, on our invested assets to protect our financial position. As of December 31, 2004, our portfolio consisted of $3.6 billion of high investment grade rated, liquid, fixed maturity securities of short to medium term duration and $271.1 million of cash and cash equivalents. Additionally, during 2004 we invested in a portfolio of alternative funds that invest largely in senior secured distressed debt, derivatives, equity long and short, senior secured bank debt and high yield securities. The investment in alternative funds is recorded on our balance sheet as investment in other ventures. Our investment in other ventures had a carrying value of $91.0 million at December 31, 2004.

As of December 31, 2004, our aggregate invested assets totaled approximately $3.9 billion. Invested assets have grown significantly as a result of strong operating cash flow. Invested assets include cash and cash equivalents, fixed maturity securities managed by our investment managers, and a portfolio of alternative investment funds. The fixed maturity portfolio is managed by four professional management firms in accordance with investment guidelines set by the investment committee of our Board of Directors. The average credit quality of our fixed maturity investments is AAA/Aaa, with no investments in securities rated below A-/A3 as determined by S&P and Moody's Investor Services ("Moody's"), respectively. Short-term instruments must be rated a minimum of A-1/P-1. The target duration is 3.0 years and the portfolio has an income versus total return orientation. At December 31, 2004, the average duration of our invested assets was 2.77 years. There have been no credit losses to date. At December 31, 2004, there were $7.7 million of net unrealized gains in the portfolio.

The following table sets forth the types of securities in our fixed maturity portfolio, excluding cash equivalents and short term securities, and their fair values and amortized costs as of December 31, 2004:

Type of investment	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. government and agencies	$1,188,907	$3,949	$(3,993)	$1,188,863
Non U.S. government securities	408,557	3,136	(2,178)	409,515
Corporate securities	622,474	9,999	(2,862)	629,611
Mortgage-backed securities	929,015	5,354	(4,117)	930,252
Asset-backed securities	421,534	783	(2,384)	419,933
Total	$3,570,487	$23,221	$(15,534)	$3,578,174

U.S. Government and Agencies. U.S. government and agency securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, and the Federal National Mortgage Association ("Fannie Mae").

Non U.S. government securities. Non U.S. government securities represent the fixed income obligations of non U.S. governmental entities.

Corporate Securities. Corporate securities are comprised of bonds issued by corporations rated A-/A3 or higher and are diversified across a wide range of issuers and industries. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in the Company's portfolio represented less than 1% of total invested assets at December 31, 2004. We actively monitor our corporate credit exposures and have had no realized credit related losses to date. Our investment guidelines call for the sale of any bond which becomes rated less than the lower of A- or A3 from S&P or Moody's.

Mortgage-Backed Securities. Mortgage-backed securities are purchased to diversify our portfolio risk characteristics from primarily corporate credit risk to a mix of credit risk and cash flow risk. The majority of the mortgage- backed securities in our investment portfolio have relatively low cash flow variability.

The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received. Our active monitoring of our mortgage-backed securities mitigates exposure to losses from cash flow risk associated with interest rate fluctuations. Our mortgage-backed securities are principally comprised of AAA- rated pools of residential mortgages originated by Fannie Mae and the Government National Mortgage Association.

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

The investment ratings (provided by major rating agencies) for fixed maturity securities held as of December 31, 2004 and the percentage of our total fixed maturity securities they represented at such date were as follows:

Ratings	Fair Value	Percentage
	(in thousands)
U.S. government and agency securities	$1,188,863	33.2%
AAA/Aaa	1,779,131	49.8
AA/Aa	179,359	5.0
A/A	430,821	12.0
Total	$3,578,174	100.0%

The maturity distribution for fixed maturity securities held as of December 31, 2004 was as follows:

Maturity	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$269,186	$269,448
Due after one year through five years	1,231,196	1,230,446
Due after five years through ten years	590,831	598,123
Due after ten years	128,725	129,972
Mortgage-backed securities	929,015	930,252
Asset-backed securities	421,534	419,933
Total	$3,570,487	$3,578,174
Our investment returns for the year ended December 31, 2004 were as follows (in thousands):
Net investment income from investment in other ventures		$6,036
Other net investment income		116,023
Net investment income		$122,059
Net realized gains on sales of investments		6,130
Net decrease in unrealized gains		(18,470)
Total net investment return		$109,719

Alternative Funds. At its meeting in May 2004, our Board of Directors approved the investment of up to $100 million of our invested assets with performance incentive based alternative investment managers. At its meeting in February 2005, the Company's Board of Directors increased the authorized level of investment in the alternative funds to $200 million, which represented approximately 5% of the Company's invested assets at the time of authorization. As of December 31, 2004, we had invested $85.0 million in such alternative funds. We determine the fair values of investments in the alternative funds based upon the net valuation criteria established by the managers of the alternative funds. These net valuations are established based upon the valuation criteria in the governing documents of the alternative funds. Due to a lag in the valuations reported by the fund managers, all our investments in these alternative funds are reported on a one month lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares or partnership interests of the alternative funds. Many of the alternative funds are subject to restrictions on redemptions and sale which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the alternative funds are included in net investment income and totaled $6.0 million in 2004.

Our investment committee establishes investment guidelines and supervises our investment activity. The Investment Committee of the Board of Directors regularly monitors our overall investment results, reviews compliance with our investment objectives and guidelines, and ultimately reports our overall investment results to the full Board of Directors. Our investment guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries. Currently our investment guidelines restrict the purchase of financial futures, options, swaps, and other derivatives for investment purposes, subject to approval of our Investment Committee and our Board of Directors. Our investment managers may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon the business we have written, the currency in which our loss reserves are denominated on our books or regulatory requirements.

We have engaged our investment managers to provide investment advisory and management services. We have agreed to pay investment management fees based on the month-end market values held under their respective custody. The fees, which vary depending on the amount of assets under management, are included in net investment income. These agreements may be terminated by either party upon 30 days written notice. In the year ended December 31, 2004, we incurred investment management fees of $3.5 million.

Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best assigned to Endurance Bermuda, Endurance U.K. and Endurance U.S. a financial strength rating of "A" (Excellent) and Standard & Poor's assigned a financial strength rating to Endurance Bermuda, Endurance U.K. and Endurance U.S. of "A-" (Strong) and recently issued a "positive outlook" on our rating. The objective of A.M. Best's and Standard & Poor's rating systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best's and Standard & Poor's opinions of Endurance Bermuda's, Endurance U.K.'s and Endurance U.S.'s initial capitalization, performance, management and sponsorship, and are not applicable to our securities and are not a recommendation to buy, sell or hold such securities. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation), and includes 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A-" (Excellent). Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated an excellent ability to meet their obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. The rating "A" (Excellent) by A.M. Best is the third highest of 15 rating levels (the rating of "S" (Suspended) is considered a rating category but not a rating level). Standard & Poor's maintains a letter rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). Within these categories, "AAA" (Extremely Strong) is the highest, followed by "AA+", "AA" and "AA-" (Very Strong) and "A+", "A" and "A-" (Strong). Publications of Standard & Poor's indicate that the "A+", "A" and "A-" ratings are assigned to those companies that, in Standard & Poor's opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. These ratings may be changed, suspended, or withdrawn at the discretion of Standard & Poor's. The rating "A-" (Strong) by Standard & Poor's is the seventh highest of twenty-one rating levels.

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

Employees

As of February 21, 2005, we had 300 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

RISK FACTORS

Before investing in any our securities you should carefully consider the following risk factors and all other information set forth in this Annual Report on Form 10-K. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment.

Risks Relating to Our Business

Since we have a limited operating history, it is difficult to predict our future performance.

Our Bermuda insurance subsidiary, Endurance Bermuda, was formed on November 30, 2001 and began operations on December 17, 2001. Endurance Holdings was formed on June 27, 2002. Endurance U.S. was formed on September 5, 2002 and received a license to write certain lines of insurance and reinsurance business in the State of New York from the New York State Department of Insurance (the "New York Department") on December 18, 2002. Endurance U.K. was formed on April 10, 2002 and on December 4, 2002 was authorized by the United Kingdom's Financial Services Authority ("FSA") to begin writing certain lines of insurance and reinsurance in the United Kingdom and European Union. As a result, there is limited historical financial and operating information available to help you evaluate our past performance or to make a decision about an investment in our ordinary securities. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. Young companies must successfully develop business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other steps necessary to conduct their intended business activities. As a result of these risks, it is possible that we may not successfully continue implementing our business strategy or successfully complete the development of the infrastructure necessary to run our business. In addition, because of our limited operating history, our historical financial results may not accurately predict our future performance. As a result of industry factors or factors specific to us, we may have to alter our anticipated methods of conducting our business, such as the nature, amount and types of risks we assume.

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

To the extent we determine that actual losses and loss expenses exceed our expectations and reserves recorded in our financial statements, we will be required to immediately increase reserves. This could cause a material reduction in our profitability and capital. The number and size of reported claims that we have received to date have been moderate, resulting in $370.3 million in case reserves on our balance sheet at December 31, 2004. In the future, the number of claims could increase, and their cumulative size could exceed our loss reserves.

As a property and property catastrophe insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.

Our property and property catastrophe insurance and reinsurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan and earthquakes in California and the New Madrid region of the United States. The loss experience of property catastrophe insurers and reinsurers has generally been characterized as low frequency but high severity in nature. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our unearned premium and loss reserves will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted. See "Business — Underwriting and Risk Management."

As a property and casualty insurer and reinsurer, we could face losses from war, terrorism and political unrest.

We may have substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that our loss reserves will be inadequate to cover these risks. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. We often seek to exclude terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate completely our exposure to terrorist acts and thus it is possible that these acts will have a material adverse effect on us.

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

If we choose to purchase reinsurance, we may be unable to do so and our net income could be reduced or we could incur a net loss in the event of an unusual loss experience.

We have been generally less reliant on the purchase of reinsurance than many of our competitors, partially due to our strategic emphasis on underwriting analysis and portfolio diversification for risk management purposes. In 2004 we purchased minimal amounts of reinsurance protection. We consider purchasing reinsurance if it is deemed prudent from a risk mitigation perspective or it is expected to have a favorable cost/benefit relationship relative to our retained risk portfolio. Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of our control, may reduce to some extent our ability to use reinsurance to balance exposures across our reinsurance or insurance operations. Because we have had a low level of reinsurance purchases, our net income could be reduced in the event of a large unreinsured event or adverse overall experience.

We are also subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to our clients. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of the our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and, depending upon the amount of reinsurance we have purchased, could cause us to incur a significant loss.

Since we are dependent on key executives, the loss of any of these executives or our inability to retain other key personnel could adversely affect our business.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. Although we are not aware of any planned departures, we rely substantially upon the services of Kenneth J. LeStrange, our Chief Executive Officer, President and Chairman of the Board of Directors, Steven W. Carlsen, Chairman of Endurance U.S. and of Endurance Services, James R. Kroner, our Chief Financial Officer and David Cash, President of Endurance Bermuda, Chief Actuary and Chief Risk Officer. Each of Messrs. LeStrange, Carlsen, Kroner and Cash has an employment agreement with the Company. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in

Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. All of our 42 Bermuda-based professional employees who require work permits, including Messrs. LeStrange and Kroner, have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual. None of our current Bermuda employees for whom we have applied for a work permit have been denied. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

A decline in the financial strength ratings of Endurance Bermuda, Endurance U.K. or Endurance U.S. could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best assigned to Endurance Bermuda, Endurance U.K. and Endurance U.S. a financial strength rating of "A" (Excellent) and Standard & Poor's assigned a financial strength rating to Endurance Bermuda, Endurance U.K. and Endurance U.S. of "A−" (Strong) with a positive outlook. The objective of A.M. Best's and Standard & Poor's rating systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best's and Standard & Poor's opinions of Endurance Bermuda's, Endurance U.K.'s and Endurance U.S.'s initial capitalization, performance, management and sponsorship, and are not applicable to our securities and are not a recommendation to buy, sell or hold such securities. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation), and includes 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A−" (Excellent). Publications of A.M. Best indicate that the "A" and "A−" ratings are assigned to those companies that, in A.M. Best's opinion, have demonstrated an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. The rating "A" (Excellent) by A.M. Best is the third highest of 15 rating levels (the rating of "S" (Suspended) is considered a rating category but not a rating level). Standard & Poor's maintains a letter rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision). Within these categories, "AAA" (Extremely Strong) is the highest, followed by "AA+", "AA" and "AA−" (Very Strong) and "A+", "A" and "A−" (Strong). Publications of Standard & Poor's indicate that the "A+", "A" and "A−" ratings are assigned to those companies that, in Standard & Poor's opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. These ratings may be changed, suspended, or withdrawn at the discretion of Standard & Poor's. The rating "A−" (Strong) by Standard & Poor's is the seventh highest of twenty-one rating levels.

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

Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares and make other payments. Under the Bermuda Companies Act 1981, as amended (the "Companies Act"), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. For a discussion of the legal limitations on our subsidiaries' ability to pay dividends to Endurance Holdings and of Endurance Holdings to pay dividends to its shareholders, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

The cost of reinsurance security arrangements may materially impact our margins.

As a Bermuda reinsurer, Endurance Bermuda is required to post collateral security with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers, such as Endurance Bermuda. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusteed assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $850 million in letters of credit under the Company's letter of credit and revolving credit facility that expires on August 6, 2007. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.

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

As of February 21, 2005, our founding shareholders beneficially own ordinary shares aggregating approximately 51% of the equity interest in our ordinary shares on a fully diluted basis assuming the full exercise of all vested share options, restricted share units and warrants exercisable for ordinary shares or class A shares. Certain of our significant investors have contractual rights to nominate designees as candidates for election to our Board of Directors and select from our directors members of committees of our Board of Directors, and have so designated five of our existing eleven directors.

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

Certain of our significant investors engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We derive a significant portion of our business through reinsurance relationships and other arrangements in which Aon, one of our founding shareholders, has acted as a broker or insurance or reinsurance intermediary. Although Aon sold the majority of its direct holdings of our ordinary shares in December 2004, due to Aon's remaining investment in us and their involvement in our formation it is possible that certain brokers and intermediaries that compete with Aon will perceive a conflict of interest in our relationships with Aon and may, therefore, be hesitant to present insurance and reinsurance proposals and opportunities to us.

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

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturity securities. Our income derived from our invested assets (including realized gains) was $128.2 million or 36.1% of our net income for the year ended December 31, 2004. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Additionally, with respect to certain investments, we are subject to pre-payment or reinvestment risk.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to attempt to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed and trades are made to balance our exposure to interest rates. However, a significant increase in interest rates could have a material adverse effect on our book value.

We may be adversely affected by foreign currency fluctuations.

We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2004, approximately 22.9% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars ("Major Currencies"). We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the ordinary shares offered of the Company. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. In the year ended December 31, 2004, our top four brokers represented approximately 81.2% of our gross premiums written. See "Business — Distribution". One of those brokers, Aon, is currently one of our investors. Affiliates of two of these brokers, Marsh and Benfield, have also co-sponsored the formation of other Bermuda reinsurers that may compete with us, and these brokers may decide to favor the reinsurers they sponsored over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. To date we have not experienced any losses related to such credit risks.

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

Recent examples of emerging claims and coverage issues include:

•	larger settlements and jury awards for professionals and corporate directors and officers covered by professional liability and directors' and officers' liability insurance; and

•	a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices related to the conduct of our business.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.

The impact of the investigations into anti-competitive practices in the insurance industry cannot be predicted and may have a material adverse effect on our results of operations and financial condition.

On October 14, 2004, the New York Attorney General's Office filed a civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, Marsh") alleging, among other things, that Marsh and certain insurance companies participated in anti-competitive practices in connection with the process of placing and underwriting certain classes of business insurance. In addition, a number of companies engaged in the insurance business have recently received subpoenas and other requests for information from the SEC and the New York Attorney General and other insurance, governmental and enforcement authorities requesting information with respect to the practice of reinsurance "tying", the use of non-traditional or loss mitigation insurance products which were developed, offered or sold to third parties and the related transactions, as well as other practices within the insurance industry. At this time, we are unable to predict the potential effects, if any, that these investigations and inquiries may have upon the insurance industry or what changes, if any, may be made to laws and regulations regarding the insurance industry. Any of the foregoing could, either directly or indirectly, have an adverse impact on our results of operations. Consistent with long-standing and wide-spread industry practice, in the past we have entered into incentive commission agreements; however, we have ceased entering into these agreements. Since we assume a degree of credit risk associated with brokers with respect to most of our insurance and reinsurance business, our results of operations could be adversely affected in the event that the credit quality of Marsh, Aon Corporation or our other brokers is severely impacted by the current investigations or changes to current contingent commission practices.

On January 5, 2005, Endurance U.S. received a subpoena from the New York Attorney General requesting documents in connection with the investigation into contingent commission agreements. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. While we are unable to predict the ultimate impact of the receipt of the subpoena from the New York Attorney General, the possible receipt of fines and penalties or consequent rating agency actions, if any, could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive environment which could adversely impact our operating margins.

The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers. For information regarding competition in each of our business segments, see "Business — Business Segments." Many of our competitors have greater financial, marketing and management resources. A number of newly-organized, Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Further, insurance/risk-linked securities and derivative and other non- traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance or reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

•	several new insurance and reinsurance companies have been formed and capitalized in excess of $500 million since September 2001 and a number of these companies compete with us in the same markets;

•	legislative mandates for insurers to provide certain types of coverage in areas where we or our ceding clients do business, such as the mandated terrorism coverage in the Terrorism Risk Insurance Act of 2002, could eliminate the opportunities for us to write those coverages; and

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other "alternative markets" types of coverage could eliminate the opportunities for us to write those coverages.

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

General.    Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and fines and other sanctions, which could have a material adverse effect on our business. See "Regulatory Matters."

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

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom is largely formed by E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Endurance U.K. operates. A general review of E.U. insurance solvency directives is currently in progress and may lead to changes such as increased minimum capital requirements. Before this, however, the FSA has proposed to introduce new enhanced capital requirements ("ECR") for insurers and reinsurers which will include capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA has already adopted an informal approach of encouraging companies to hold at least twice the current EU minimum. The FSA has confirmed, however, that for the time being non-life insurers will only be required to calculate the ECR and report it privately to the FSA (i.e. it will not be a "hard" requirement). In addition, the FSA is proposing to give guidance regularly to insurers under "individual capital assessments", which may result in guidance that a company should hold in excess of the statutory minimum capital requirement and, when it becomes a "hard" requirement, the ECR. These changes may increase the required regulatory capital of Endurance U.K.

Endurance U.S.    Endurance U.S. is organized in and licensed to write certain lines of insurance and reinsurance business in the State of New York. Endurance U.S. is subject to New York law and the insurance laws and regulations of the other jurisdictions in which it is licensed or accredited, and is subject to regulation under the supervision of the Superintendent of Insurance of the State of New York and the insurance regulatory authorities in those other jurisdictions. The New York Superintendent also has regulatory authority over affiliate transactions between Endurance U.S. and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. insureds and U.S. ceding insurance companies, not our shareholders. Among other matters, state insurance regulations require Endurance U.S. to maintain minimum levels of capital, surplus and liquidity, require Endurance U.S. to comply with applicable risk-based capital requirements and impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Endurance U.S. to write new business or distribute assets to Endurance Holdings.

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

We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our ordinary shares and may make it more difficult for you to sell your ordinary shares at a time and price which you deem appropriate. As of February 21, 2005, 61,255,592 ordinary shares were outstanding and an additional 11,269,518 common shares were issuable upon the full exercise or conversion of outstanding vested options, warrants and restricted share units.

As of December 31, 2004, all of the ordinary shares still held directly by our founding shareholders are registered under the Securities Act of 1933, as amended ("Securities Act") for sale into the public markets. Those founding shareholders who own warrants exercisable for our ordinary share maintain the right to require us to register ordinary shares issuable upon exercise of the warrants held by them pursuant to a registration rights agreement, dated as of July 22, 2002.

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

Endurance Holdings' bye-laws provide that we have the option, but not the obligation, to require a shareholder to sell its ordinary shares for their fair market value to us, to other shareholders or to third parties if we determine, based on the written advice of legal counsel, that failure to exercise our option would result in non-de minimis adverse tax, legal or regulatory consequences to us or certain U.S. Persons as to which the shares held by such shareholder constitute controlled shares. In the latter case, our right to require a shareholder to sell its ordinary shares to us will be limited to the purchase of a number of ordinary shares that will permit avoidance of those adverse tax consequences.

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

Interested Directors.    Under Bermuda law and Endurance Holdings' bye-laws, we cannot void any transaction we enter into in which a director has an interest, nor can such director be accountable to us for any benefit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In addition, Endurance Holdings' bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest, but the resolution with respect to such transactions will fail unless it is approved by a majority of the disinterested directors voting on such a transaction. Under Delaware law such transaction would not be voidable if:

•	the material facts as to such interested director's relationship or interests were disclosed or were known to the board of directors and the board had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction were specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation as of the time it was authorized, approved or ratified.

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

Examples of provisions in our bye-laws that could have such an effect include:

•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	the total voting power of any shareholder owning more than 9.5% of our ordinary shares will be reduced to 9.5% of the total voting power of our ordinary shares;

•	our directors may, in their discretion, decline to record the transfer of any ordinary shares on our share register, unless the instrument of transfer is in favor of less than five persons jointly or if they are not satisfied that all required regulatory approvals for such transfer have been obtained; and

•	we have the option, but not the obligation, to require a shareholder to sell its ordinary shares to us, to our other shareholders or to third parties at fair market value if we determine, based on the written advice of legal counsel, that failure to exercise our option would result in significant adverse tax, legal or regulatory consequences to us or certain U.S. Persons as to which the shares held by such shareholder constitute controlled shares.

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

We have been advised by Appleby Spurling Hunter, our Bermuda counsel, that there is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a United States judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not United States) law.

In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a United States federal securities law that is either penal or contrary to public policy. It is the advice of Appleby Spurling Hunter that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda Court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

Any of Endurance Holdings' U.S. subsidiaries could be subject to U.S. tax on a portion of its income that is earned from U.S. sources (and certain types of foreign source income which are effectively connected with the conduct of a U.S. trade or business) if any of them are considered to be a personal holding company, or a PHC, for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares could be deemed to be owned by five or fewer individuals and the percentage of such U.S. subsidiaries' income that consists of "personal holding company income," as determined for U.S. federal income tax purposes. Pursuant to recently enacted legislation, for taxable years beginning after 2004, foreign corporations can no longer be PHCs. Accordingly, only the United States subsidiaries of Endurance Holdings could potentially be subject to the PHC provisions after 2004. There can be no assurance that Endurance Holdings' U.S. subsidiaries will not be treated as PHCs because of factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of Endurance Holdings' shareholder base and other circumstances that could change the application of the PHC rules to such subsidiaries. In addition, if any of Endurance Holdings' U.S. subsidiaries were to be treated as PHCs there can be no assurance that the amount of PHC income will be immaterial

If you acquire 10% or more of Endurance Holdings' ordinary shares, you may be subject to taxation under the "controlled foreign corporation" ("CFC") rules.

Certain "10% U.S. Shareholders" of a foreign corporation that is considered a "controlled foreign corporation" (a "CFC") for U.S. federal income tax purposes must include in gross income such 10% U.S. Shareholder's pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. See "Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares — Shareholders Who Are U.S. Persons — Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation." Due to the dispersion of Endurance Holdings' share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its ordinary shares and authorize the Company to purchase such shares under certain circumstances, and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. Accordingly, investors should consult their tax advisors regarding the application of the CFC rules to an investment in the Company.

U.S. Persons who hold ordinary shares may be subject to U.S. income taxation on their pro rata share of our "related party insurance income" ("RPII").

The CFC rules apply to certain insurance and reinsurance companies that earn RPII. If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares of Endurance Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of Endurance U.K.'s or Endurance Bermuda's RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. Although Endurance U.K. and Endurance Bermuda intend to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own ordinary shares will not be required to recognize gross income inclusions attributable to RPII. See "Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares — Shareholders Who Are U.S. Persons — RPII Companies; RPII Exceptions."

The RPII rules provide that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. Persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of ordinary shares because Endurance Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares. . See "Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares — Shareholders Who Are U.S. Persons — See "Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares — Shareholders Who Are U.S. Persons — Disposition of Ordinary Shares; Uncertainty as to the Application of RPII."

U.S. Persons who hold ordinary shares will be subject to adverse tax consequences if we are considered a "passive foreign investment company" (a "PFIC") for U.S. federal income tax purposes.

We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2004. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2004 year or any future year. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.

U.S. Persons who hold ordinary shares will be subject to adverse tax consequences if we or any of our subsidiaries are considered a "foreign personal holding company" ("FPHC") for U.S. federal income tax purposes.

Endurance Holdings and/or any of its non-U.S. subsidiaries could be considered to be a FPHC for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares could be deemed to be owned by five or fewer individuals who are citizens or residents of the United States, and the percentage of our income, or that of our subsidiaries, that consists of "foreign personal holding company income," as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our existing shareholder base, that neither we nor any of our subsidiaries are a FPHC for U.S. federal income tax purposes. Due to the lack of complete information regarding our ultimate share ownership, however, we cannot be certain that we will not be considered a FPHC. If we were considered a FPHC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. The FPHC rules have been repealed for tax years of foreign corporations beginning after December 31, 2004 and for tax years of such U.S. shareholders with or within which such tax years of the foreign corporation ends.

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

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda's principal office is its executive offices in Hamilton, Bermuda, and Endurance Bermuda's principal representative is James R. Kroner. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Insurance Act applies has occurred. Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio would be a reportable "event."

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

Loss Reserve Specialist

As a registered Class 4 insurer, Endurance Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Andrew Kudera, a fellow of the Casualty Actuarial Society, a Member of the American Academy of Actuaries, an Associate of the Society of Actuaries, and a fellow of the Canadian Institute of Actuaries, and Chief Reserving Actuary for the Company, has been appointed by our Board of Directors and is in the process of being approved by the BMA to act as Endurance Bermuda's loss reserve specialist.

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

The Bermuda government actively encourages foreign investment in "exempted" entities like Endurance Holdings and Endurance Bermuda that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Endurance Holdings and Endurance Bermuda are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda. See "Material Tax Considerations — Certain Bermuda Tax Considerations."

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

Endurance U.K. has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance in all classes of general business (limited in the case of credit and suretyship to reinsurance only) except sickness, legal expenses and assistance business. On January 14, 2005, as a result of the implementation by the United Kingdom Government of the Insurance Mediation Directive (2002/92/EC) various additional activities, which had previously been unregulated, fell within the scope of FSA regulation.

Endurance UK has accordingly received authorization from the FSA to conduct the following additional regulated activities: arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. In both cases, those activities are restricted to "Non-investment insurance contracts."

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

Solvency Requirements

The Integrated Prudential Sourcebook requires that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Integrated Prudential Sourcebook, and for these purposes, all insurer's assets and liabilities are subject to specific valuation rules which are set out in the Integrated Prudential Sourcebook. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which will have the effect of increasing the required minimum margin of solvency and possibly the amount of capital required for Endurance UK.

Each insurance company writing various classes of business is required by the Integrated Prudential Sourcebook to maintain equalization provisions calculated in accordance with the provisions of the Integrated Prudential.

Insurers are required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin. This represents a more risk-based calculation than the previous solvency margin requirements. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA is proposing to give guidance regularly to insurers and reinsurers under "individual capital assessments," which may result in guidance that a company should hold capital in excess of the ECR.

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

Reporting Requirements

U.K. insurance companies must prepare their financial statements under the Companies Act of 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically). This rule is likely to be replaced by a similar rule under the Integrated Prudential Sourcebook, when those rules come fully into force. As a recently authorized insurer, Endurance U.K. is also required to submit abridged quarterly information to the FSA.

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

Intervention and Enforcement

The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Integrated Prudential Sourcebook and breaches of the conduct of business rules generally applicable to authorized persons. The FSA also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA's stated policy is to pursue criminal prosecution in all appropriate cases.

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

U.S. Regulation

Endurance U.S. was organized on September 5, 2002. On December 18, 2002, Endurance U.S. received a license to write certain lines of insurance and reinsurance business from the New York Department of Insurance. During 2002, Endurance Bermuda contributed $336 million to the statutory surplus of Endurance U.S. During 2003 and 2004, we contributed an additional $278 million of equity capital to Endurance U.S. At December 31, 2004, Endurance U.S. had total shareholders' equity of $599 million.

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

Changes of Control

Before a person can acquire control of a domestic insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner where the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that "control" over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Endurance Holdings' ordinary shares would indirectly acquire the same percentage of Endurance U.S.'s common stock, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable

State Insurance Regulation of Endurance U.S.

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

State insurance authorities have broad regulatory powers with respect to various aspects of Endurance U.S.'s business, including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. State insurance laws and regulations require Endurance U.S. to file financial statements with insurance departments everywhere it is licensed or authorized or accredited to conduct insurance business; and the operations of Endurance U.S. are subject to examination by those departments at any time. Endurance U.S. prepares statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

New York State Dividend Limitations

Under the New York Insurance Law, Endurance U.S. may only pay dividends to us out of "earned surplus," which is defined under New York Insurance Law as the portion of the insurer's surplus that represents net earnings, gains or profits, after deduction of all losses, that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. In addition, the ability of Endurance U.S. to declare or pay any dividend to us which, together with all dividends declared or distributed by it during the next preceding twelve months, exceeds the lesser of:

1.	10% of Endurance U.S.'s surplus to policyholders as shown on its last statement on file with the New York Superintendent; or

2.	100% of Endurance U.S.'s adjusted net investment income during that period will be subject to the prior approval of the New York Superintendent.

The extraordinary dividend limitation imposed by the New York Insurance Law is based on the statutory financial results of Endurance U.S. determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2004, Endurance U.S. did not have earned surplus, and therefore Endurance U.S. will be precluded from declaring or distributing any dividend until Endurance U.S. has earned surplus.

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

This summary is based upon the Code, the regulations promulgated thereunder, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax treaty between the United States and Bermuda (the "Bermuda Treaty") and the tax treaty between the United States and the United Kingdom (the "U.K. Treaty"), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this Annual Report on Form 10-K. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor's investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold ordinary shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary assumes that an investor will hold our ordinary shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares under U.S. federal, state, local and other tax laws.

For U.S. federal income tax purposes and for purposes of the following discussion, a "U.S. Person" means (i) a citizen or resident of the United States, (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in the United States or under the laws of the United States or of any of its political subdivisions, (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source or (iv) a trust if either (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust or (b) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes. A "Non-U.S. Person" is a nonresident alien individual, or a corporation, estate or trust that is not a U.S. person.

If a partnership owns ordinary shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership that acquires ordinary shares, you should consult your tax advisor.

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

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to premiums paid to Endurance Bermuda is 4% for casualty insurance premiums and 1% for reinsurance premiums. The excise tax will not apply to premiums paid to Endurance U.K. if Endurance U.K. is entitled to the benefits of the U.K. Treaty, and certain other requirements are met.

Endurance U.S. is a New York State corporation and will be subject to taxation in the United States at regular corporate rates. Dividends paid by Endurance U.S. Holdings Corp. to Endurance Bermuda will be subject to U.S. withholding tax at the rate of 30%.

Personal Holding Companies.    A corporation is subject to U.S. tax on a portion of its income earned from U.S. sources (and certain types of foreign source income which are effectively connected with the conduct of a U.S. trade or business) if such corporation is considered to be a "personal holding company" ("PHC") for U.S. federal income tax purposes. A corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation's gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of "PHC income." PHC income includes, among other things, dividends, interest, royalties, annuities and, under certain circumstances, rents. For purposes of the 50% test, all of the shares owned by an investment partnership will be attributed to each of its partners, if any, who are individuals. Additionally, certain entities (such as tax-exempt organizations and pension funds) will be treated as individuals.

If Endurance Holdings or any subsidiary were a PHC in a given taxable year, such corporation would be subject to a 15% PHC tax (on its "undistributed PHC income". For taxable years beginning after December 31, 2008, the PHC tax would be the highest marginal rate on ordinary income applicable to individuals.

There can be no assurance that Endurance Holdings and its subsidiaries will not be treated as PHCs because of factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of Endurance Holdings' shareholder base and other circumstances that could change the application of the PHC rules to Endurance Holdings and its subsidiaries. In addition, if any were to be treated as PHCs that can be no assurance that the amount of PHC income would be immaterial.

Pursuant to recently enacted legislation, for taxable years beginning after 2004, foreign corporations can no longer be "personal holding companies" ("PHCs"). Accordingly, only the United States subsidiaries of Endurance Holdings could potentially be subject to the PHC provisions after 2004.

United States Taxation of Holders of Ordinary Shares

Shareholders Who Are U.S. Persons

Dividends.    Distributions with respect to ordinary shares will be treated as ordinary dividend income to the extent of Endurance Holdings' current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the "controlled foreign corporation," "related person insurance income," "passive foreign investment company," and "foreign personal holding company" ("FPHC") rules. Recently enacted legislation reduces the applicable tax rate on certain dividends received by an individual shareholder from the higher marginal income tax rates imposed on ordinary income to 15 percent (in the case of an individual subject to the highest marginal tax rate) (the "Reduced Rate") for purposes of both the regular tax and the alternative minimum tax. The Reduced Rate applies to, among other things, dividends paid with respect to stock of a foreign corporation which is readily tradable on an established U.S. securities market, provided that the foreign corporation is not considered a PFIC, FPHC, or foreign investment company. Because the ordinary shares have been trading on the NYSE since February 28, 2003, any dividends paid with respect to such stock to an individual shareholder after such time and before January 1, 2009 should be entitled to the Reduced Rate, provided that Endurance Holdings is not considered a PFIC or FPHC as discussed below or a foreign investment company.

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

Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.    Each "10% U.S. Shareholder" of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities, in such corporation on the last day, in such year, in which such corporation is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. A foreign corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. Due to the anticipated dispersion of Endurance Holdings' share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its ordinary shares and authorize the board to repurchase such shares under certain circumstances and other factors, no U.S.

Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. (These bye-law provisions are described in "Risk Factors — Risks Related to Ownership of Our Ordinary Shares."). There can be no assurance, however, that the IRS will not challenge the effectiveness of these provisions for purposes of preventing 10% U.S. Shareholder status and that a court will not sustain such challenge.

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

Section 1248 also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes and would be taxed as an insurance company if it were a domestic corporation, regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Gross Income Exception or the 20% Ownership Exception applies. Proposed regulations do not specifically address whether or how Code section 1248 would apply to dispositions of shares of stock in a foreign corporation that is not a CFC and does not directly engage in the insurance business, but has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that the application of Code section 1248 under the RPII rules should not apply to the disposition of ordinary shares because Endurance Holdings is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will not interpret the regulations in a contrary manner or that the U.S. Treasury Department will not amend the regulations to provide that these rules will apply to dispositions of ordinary shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of ordinary shares.

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

This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Endurance Holdings expects for purposes of the PFIC rules that each of Endurance U.K. and Endurance Bermuda will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business. Accordingly, neither expects to be treated as a PFIC for U.S. federal income tax purposes. There can be no assurances, however, that this will be the case. The PFIC statutory provisions contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received "directly its proportionate share of the income . . ." and as if it "held its proportionate share of the assets . . ." of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule Endurance Holdings should be deemed to own the assets and to have received the income of its insurance subsidiaries directly for purposes of determining whether it qualifies for the insurance exception. Consequently, Endurance Holdings does not expect to be treated as a PFIC for U.S. federal income tax purposes. This interpretation of the look-through rule is consistent with the legislative intention generally to exclude bona fide insurance companies from the application of PFIC provision. There can be no assurance, however, that the IRS will not challenge this position or that a court will not sustain such challenge. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

Foreign Personal Holding Companies.    A foreign corporation will be classified as a foreign personal holding company ("FPHC") for U.S. federal income tax purposes if, (i) at any time during the taxable year at issue, five or fewer individuals who are U.S. citizens or residents, referred to as a "United States group" own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of all classes of the corporation's stock measured by voting power or value and (ii) at least 60% of its gross income for the taxable year is "FPHC income" or, if the corporation has been classified as a FPHC for any preceding tax year ending after August 26, 1937, at least 50% of its gross income for the taxable year is "FPHC income," with certain exceptions. Under these constructive ownership rules, a person will be treated as owning shares of our stock owned by certain members of the person's family, shares of stock that could be acquired upon the exercise of an option held by the person and a proportionate amount of our stock owned by a corporation, partnership, estate, or trust in which that person is a shareholder, partner or beneficiary. In addition, all of the capital stock owned by an investment partnership will be attributed to each of its partners, if any, who are individuals. If a foreign corporation meets the stock ownership test and is a shareholder in a FPHC, then for purposes of determining whether it meets the gross income test and determining its "undistributed foreign personal holding company income," discussed below, a dividend is deemed included in its gross income for the applicable taxable year equal to its proportionate share of the FPHC's "undistributed foreign personal holding company income" to the extent of the FPHC's current and accumulated earnings and profits.

If Endurance Holdings or any of its subsidiaries were to be treated as a FPHC, apportion of the applicable "undistributed, foreign personal holding company income" " (as defined for U.S. federal income tax purposes) would be imputed to U.S. Persons owning ordinary shares on the last day on which a United States group (as defined above) existed in the applicable taxable year. In the event a United States group ceases to exist prior to the end of a taxable year, the proportion of the FPHCs' undistributed foreign personal holding company income includible in such U.S. Person's income would be based on the ratio of the number of days in the taxable year up to and including the last day on which the "United States group" existed to the total number of days in that year. If Endurance Holdings any of its subsidiaries are a FPHC, such income would be taxable as a deemed dividend to U.S. Persons to the extent of our current and accumulated earnings and profits even if no cash dividend were actually paid and would not be eligible for the Reduced Rate of tax. The amount of the deemed dividend included in the gross income of a U.S. Person would be treated as then reinvested by such U.S. Person as a contribution to the capital of Endurance Holdings, and the U.S. Person's tax basis in our stock should generally be increased by that same amount. Distributions by Endurance Holdings to its shareholders with respect to their stock in subsequent taxable years will generally be subject to income tax as dividends to the extent of our current and accumulated earnings and profits, reduced to reflect the amount of any deemed FPHC dividends. A distribution paid by us to a U.S. Person that is characterized as a dividend would likewise not be eligible for the Reduced Rate of tax with respect to dividends paid before 2009. Further, in such case, upon the death of any U.S. individual owning shares in a FPHC, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the common shares which might otherwise be available under U.S. federal income tax laws. If we are not a FPHC and such income is from one or more of our subsidiaries that are FPHCs, then the "undistributed personal holding company income" of the subsidiaries that are FPHCs could be taxable as a deemed dividend to U.S. Persons in certain circumstances and this deemed dividend would not be eligible for the Reduced Rate.

There can be no assurance that Endurance Holdings and each of its subsidiaries will not be treated as FPHCs because of factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of Endurance Holdings' shareholder base, and other circumstances that could change the application of the FPHC rules to Endurance Holdings and its subsidiaries. However, under recently enacted legislation, the FPHC provisions were repealed for taxable years of foreign corporations beginning after December 31, 2004 and for taxable years of United States shareholders with or within which such taxable year of the foreign corporation ends.

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

Endurance U.S. Holdings Corp. leases office space comprised of approximately 39,165 square feet in White Plains, New York under a lease expiring in 2014.

Endurance Worldwide Insurance Limited leases office space comprised of approximately 12,050 square feet in London, England under a lease expiring on June 23, 2013.

Item 3.    Legal Proceedings

We are party to various legal proceedings generally arising in the normal course of our business. While any proceeding contains an element of uncertainty, we do not believe that the eventual outcome of any litigation or arbitration proceeding to which we are presently a party could have a material adverse effect on our financial condition or business. Pursuant to our insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

Endurance Holdings, Endurance U.S. and three employees of one of Endurance Holdings' subsidiaries have been named in a lawsuit filed on November 18, 2004 in the Court of Common Pleas in Hamilton County, Ohio. The suit alleges misappropriation of trade secrets from the employees' former employer, Great American Insurance Company, and related entities and asserts other related claims. On December 22, 2004, we and the other defendants filed motions to dismiss the lawsuit for lack of personal jurisdiction over the defendants. These motions are pending.

On January 5, 2005, Endurance U.S. received a subpoena from the Office of the Attorney General of the State of New York (the "NYAG") in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S., it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. We provided the NYAG with an initial set of documents responsive to the subpoena on January 21, 2005 and additional document production is continuing.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Endurance's shareholders during the fourth quarter of 2004.

PART II

Item 5.    Market for the Registrant's Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares began publicly trading on February 28, 2003 on the NYSE under the symbol "ENH". Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the fiscal quarters and periods indicated, the high and low sale price per ordinary share as reported on the NYSE since our initial public offering on February 28, 2003:

	High	Low
2003
From February 28, 2003 through March 31, 2003	$25.40	$22.40
Second quarter	31.65	23.95
Third quarter	32.17	27.05
Fourth quarter	34.00	28.46
2004
First quarter	$35.70	$32.11
Second quarter	37.20	32.00
Third quarter	35.16	31.80
Fourth quarter	34.50	30.50

The approximate number of record holders of our ordinary shares as of February 21, 2005 was 31, not including beneficial owners of shares registered in nominee or street name.

We paid a quarterly dividend of $0.18 per ordinary share in the first quarter of 2004 and quarterly dividends of $0.21 per ordinary share in the second, third and fourth quarters of 2004. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. Endurance U.K. is subject to significant regulatory restrictions limiting its ability to pay dividends. At December 31, 2004, Endurance U.S. did not have earned surplus, and therefore Endurance U.S. will be precluded from declaring or distributing any dividend until Endurance U.S. has earned a surplus. In addition, our credit facilities prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment.

For a description of working capital restrictions and other limitations upon the payment of dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

As of December 31, 2004, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $272 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4,067,171	$19.43	919,804
Equity compensation plans not approved by security holders	—	—	—
Total	4,067,171	$19.43	919,804

(1)	Weighted average exercise price does not include $nil exercise price of 813,840 restricted stock units included in the number of securities to be issued upon exercise.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2004 – October 31, 2004	31,200	$33.09	31,200	1,612,000
November 1, 2004 – November 30, 2004	268,800	32.92	268,800	1,343,200
December 1, 2004 – December 31, 2004	150,000	33.52	150,000	1,193,200
Total	450,000	$33.13	450,000	1,193,200

(1)	Ordinary shares or share equivalents.

(2)	On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company will repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. On February 17, 2005 the Company extended this program by a further 2,000,000 shares and authorized the program through February 2007.

Item 6.    Selected Financial Data

The section of our 2004 Annual Report to Shareholders entitled "Selected Consolidated Financial Data" is incorporated herein by reference and is filed as Exhibit 13.1 to this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The section of our 2004 Annual Report to Shareholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference and is filed as Exhibit 13.1 to this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company believes that it is principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk.

Interest Rate Risk.    The Company's primary market risk exposure is to changes in interest rates. The Company's fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. The Company expects to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The Company's strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed and trades are made to balance the Company's exposure to interest rates. As of December 31, 2004, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on the Company's assets invested in cash and fixed income securities of $3.8 billion would have been an estimated decrease in market value of 2.9% or approximately $111 million, and the impact on our cash and fixed income securities of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of 2.7% or approximately $104 million.

The Company's investments in other ventures are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Equity Risk.    The Company's investments in alternative funds are exposed to equity risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets have a direct impact on the market valuation of these investments. The Company's investment in alternative funds at December 31, 2004 was $91.0 million which represents 2.3% of the Company's invested assets.

Foreign Currency Risk.    The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2004, 22.9% of the Company's gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars ("Major Currencies"). The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves for liabilities incurred in major currencies including U.S. dollars, Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian dollars at the time such reserves are established. The Company has no currency hedges in place; however, as part of its matching strategy, the Company may consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies.

Credit Risk.    The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company's risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit our credit exposure by purchasing fixed income investments rated A−/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 1% or less of its total portfolio.

Item 8.    Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Management's Annual Report on Internal Control over Financial Reporting, Audited Consolidated Financial Statements, Notes to

the Consolidated Financial Statements and the Condensed Unaudited Quarterly Financial Data included in our 2004 Annual Report to Shareholders are incorporated herein by reference and are filed as Exhibit 13.1 to this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.

Item 9A.    Controls and Procedures

a)	Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management's Annual Report on Internal Control over Financial Reporting and the associated Report of Independent Registered Public Accounting Firm included in our 204 Annual Report to Shareholders are incorporated herein by reference and are filed as Exhibit 13.1 to this Form 10-K.

b)	Changes in Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

No information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2004 was not so reported.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated herein by reference to the sections captioned "Board of Directors", "Management", and "Executive Compensation" of our proxy statement for our 2005 Annual General Meeting of Shareholders.

Our Board of Directors has adopted a code of ethics entitled "Code of Business Conduct and Ethics" which applies to all of our employees, officers and directors, including our chief executive officer and chief financial officer. Copies of this code can also be found at www.endurance.bm.

Item 11.    Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the section captioned "Executive Compensation" of our proxy statement for our 2005 Annual General Meeting of Shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
Shareholder Matters

The information called for by Item 12 is incorporated herein by reference to the section captioned "Principal Shareholders" of our proxy statement for our 2005 Annual General Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

Aon Corporation and its affiliates ("Aon") and Zurich Financial Services Group ("Zurich") participated in our initial private placement, investing $227 million and $100 million, respectively.

Certain founding shareholders, including Aon, received 9,292,490 warrants issued on December 31, 2001 with a total estimated fair value of $51.9 million. Certain founding shareholders also received $29 million, in the aggregate, for assistance with the Company's private offering completed on December 14, 2001.

Zurich ceased to be an affiliate upon the repurchase of shares by the Company on September 27, 2002.

During the years ended December 31, 2004, 2003 and 2002 the Company was party to agreements with various affiliates of Aon and Zurich as follows (Zurich excluded from 2004 and 2003 data):

Underwriting activities.    In the normal course of business, the Company enters into reinsurance contracts with various subsidiaries of Aon and Zurich. Such contracts resulted in net premiums earned of $11.3 million, losses and loss expenses of $9.4 million and acquisition expenses of $1.2 million for the year ended December 31, 2004. As of December 31, 2004, related reinsurance premiums receivable totaled $9.4 million. During the year ended December 31, 2004, affiliates of Aon produced 31.2% of the Company's gross premiums written.

For the year ended December 31, 2003, such contracts resulted in net premiums earned of $0.3 million and losses and loss expenses of $0.2 million. As of December 31, 2003, there were no related reinsurance premiums receivable. During the year ended December 31, 2003, affiliates of Aon produced 29.4% of the Company's gross premiums written.

For the year ended December 31, 2002, such contracts resulted in net premiums earned of $30.7 million, losses and loss expenses of $17.5 million and acquisition expenses of $7.0 million. As of December 31, 2002, there were related reinsurance premiums receivable of $45.4 million. During the year ended December 31, 2002, affiliates of Aon produced 36.6% of the Company's gross premiums written.

In addition, we pay brokerage fees and commissions to Aon and its affiliates, which vary based on the amount of business produced. During the years ended December 31, 2004, 2003 and 2002, we incurred $32.1 million, $22.1 million and $10.6 million respectively, in brokerage fees and commissions in connection with these transactions.

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

Investment management services.    The Company utilized the services of a wholly-owned subsidiary of Zurich to perform portions of its short-term investment and cash management and provide investment accounting services. Under the terms of the investment management agreement, which is subject to the Company's investment guidelines and other restrictions, the Company pays a fee based on the value of its cash and investment portfolio. The Company expensed related investment management and accounting fees of $277,000 during the year ended December 31, 2002.

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

Item 14.    Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the section captioned "Principal Accountant Fees and Services" of our proxy statement for our 2005 Annual General Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

1.	Financial statements from the Registrant's 2004 Annual Report to Shareholders which are incorporated herein by reference:

Management Report on Effectiveness of Internal Control over Financial Reporting (Exhibit 13.1)

Reports of Independent Registered Public Accounting Firm – Ernst & Young (Exhibit 13.1).

Consolidated Balance Sheets at December 31, 2004 and December 31, 2003 (Exhibit 13.1).

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002 (Exhibit 13.1).

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002 (Exhibit 13.1).

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (Exhibit 13.1).

Notes to Consolidated Financial Statements (Exhibit 13.1).

Selected Consolidated Financial Information (Exhibit 13.1).

Management's Discussion and Analysis of Financial Condition and Results of Operations (Exhibit 13.1).

2.	Financial statement schedules required to be filed by Item 8 of this Form:

Schedule I – Summary of Investments Other Than Investments in Related Parties

Schedule II – Condensed Financial Information of Registrant

Schedule III – Supplementary Insurance Information

Schedule IV – Reinsurance

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.

Exhibit Number	Description of Document
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.4	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.5	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034. Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.4	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.

Exhibit Number	Description of Document
10.5	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004
10.6	Purchase Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, HartRe Company, L.L.C. and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 21, 2003.
10.7	Quota Share Retrocession Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 21, 2003.
10.8	Bill of Sale and Assignment Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 21, 2003.
10.9	Claims Handling Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 21, 2003.
10.10	Trust Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, Endurance Reinsurance Corporation of America and The Bank of New York. Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 21, 2003.
10.11	Share Purchase Agreement, dated as of August 20, 2003, between Teachers Insurance and Annuity Association of America and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 26, 2003.
10.12	Renewal Rights Purchase Agreement, dated as of October 1, 2004, by and between XL Reinsurance America Inc. and Endurance Reinsurance Corporation of America. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 4, 2004.
10.13	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.
10.14	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.15	2003 Non-Employee Director Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 27, 2003.**

Exhibit Number	Description of Document
10.16	Employment Agreement dated as of February 27, 2003 between the Registrant and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.17	Employment Agreement, dated as of April 30, 2004, between Endurance Services Limited and Steven W. Carlsen.**
10.18	Employment Agreement, dated as of April 30, 2004, between Endurance Specialty Insurance Ltd. and James R. Kroner.**
10.19	Employment Agreement dated as of January 7, 2003 between Endurance Worldwide Insurance Limited and Mark. W. Boucher. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on March 2, 2004.**
13.1	Selected Portions of the Registrant's 2004 Annual Report to Shareholders
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditor
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: March 9, 2005	By:	/s/ Kenneth J. LeStrange
Name: Kenneth J. LeStrange
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Kenneth J. LeStrange	Chairman, President, Chief Executive Officer and Director (Principal Executive Oficer	March 9, 2005

Kenneth J. LeStrange

/s/ John T. Baily	Director	March 9, 2005

John T. Baily

/s/ Norman Barham	Director	March 9, 2005

Norman Barham

/s/ Galen R. Barnes	Director	March 9, 2005

Galen Barnes

	Director	March 9, 2005

William H. Bolinder

/s/ Anthony J. DiNovi	Director	March 9, 2005

Anthony J. DiNovi

	Director	March 9, 2005

Charles G. Froland

/s/ Brendan R. O'Neill	Director	March 9, 2005

Brendan R. O'Neill

/s/ Richard C. Perry	Director	March 9, 2005

Richard C. Perry

/s/ Richard P. Schifter	Director	March 9, 2005

Richard P. Schifter

/s/ Robert A. Spass	Director	March 9, 2005

Robert A. Spass

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.4	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.5	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034. Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

Exhibit Number	Description of Document
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.4	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.5	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004
10.6	Purchase Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, HartRe Company, L.L.C. and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 21, 2003.
10.7	Quota Share Retrocession Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 21, 2003.
10.8	Bill of Sale and Assignment Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 21, 2003.
10.9	Claims Handling Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 21, 2003.
10.10	Trust Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, Endurance Reinsurance Corporation of America and The Bank of New York. Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 21, 2003.
10.11	Share Purchase Agreement, dated as of August 20, 2003, between Teachers Insurance and Annuity Association of America and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 26, 2003.
10.12	Renewal Rights Purchase Agreement, dated as of October 1, 2004, by and between XL Reinsurance America Inc. and Endurance Reinsurance Corporation of America. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 4, 2004.
10.13	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.

Exhibit Number	Description of Document
10.14	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.15	2003 Non-Employee Director Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.16	Employment Agreement dated as of February 27, 2003 between the Registrant and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.17	Employment Agreement, dated as of April 30, 2004, between Endurance Services Limited and Steven W. Carlsen.**
10.18	Employment Agreement, dated as of April 30, 2004, between Endurance Specialty Insurance Ltd. and James R. Kroner.**
10.19	Employment Agreement dated as of January 7, 2003 between Endurance Worldwide Insurance Limited and Mark. W. Boucher. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on March 2, 2004.**
13.1	Selected Portions of the Registrant's 2004 Annual Report to Shareholders
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditor
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.