Form 10-K/A
period 2004-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2005-04-18
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Endurance Specialty Holdings Ltd. (the "Company"), dated as of March 9, 2005 (the "Original Filing") is being filed solely for the purpose of re-filing Exhibit 13.1 thereto. Exhibit 13.1 is being re-filed in order to correct a typographical error in the table contained on page 31 of Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein that was incorporated by reference into Part II, Item 7 of the Original Filing.

This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statementon Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2003.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.4	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.5	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.

Exhibit Number	Description of Document
10.4	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.5	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004
10.6	Purchase Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, HartRe Company, L.L.C. and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 21, 2003.
10.7	Quota Share Retrocession Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 21, 2003.
10.8	Bill of Sale and Assignment Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 21, 2003.
10.9	Claims Handling Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 21, 2003.
10.10	Trust Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, Endurance Reinsurance Corporation of America and The Bank of New York. Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 21, 2003.
10.11	Share Purchase Agreement, dated as of August 20, 2003, between Teachers Insurance and Annuity Association of America and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 26, 2003.
10.12	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.
10.13	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.14	2003 Non-Employee Director Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.15	Employment Agreement dated as of February 27, 2003 between the Registrant and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**

Exhibit Number	Description of Document
10.16	Employment Agreement, dated as of April 30, 2004, between Endurance Services Limited and Steven W. Carlsen. Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.**
10.17	Employment Agreement, dated as of April 30, 2004, between Endurance Specialty Insurance Ltd. and James R. Kroner. Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.**
10.18	Employment Agreement dated as of January 7, 2003 between Endurance Worldwide Insurance Limited and Mark. W. Boucher. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on March 2, 2004.**
10.19	Renewal Rights Purchase Agreement, dated as of October 1, 2004, by and between XL Reinsurance America Inc. and Endurance Reinsurance Corporation of America. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 4, 2004.
13.1	Selected Portions of the Registrant's 2004 Annual Report to Shareholders†
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditor.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.†
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.

†	Indicates exhibits filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: April 18, 2005	By:	/s/ James R. Kroner
Name: James R. Kroner Title: Chief Financial Officer