Form 10-Q
period 2005-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2005-05-09
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2005, or

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

    Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of May 9, 2005
Ordinary Shares — $1.00 par value	60,585,208

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	MARCH 31, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$273,785	$271,143
Fixed maturity investments available for sale, at fair value (amortized cost: $3,704,988 and $3,570,487 at March 31, 2005 and December 31, 2004, respectively)	3,673,191	3,578,174
Investment in other ventures, under equity method	108,536	91,036
Premiums receivable, net (includes $37,283 and $9,439 from related parties at March 31, 2005 and December 31, 2004, respectively)	847,327	545,352
Deferred acquisition costs	238,182	195,419
Securities lending collateral	404,673	407,527
Prepaid reinsurance premiums	5,990	5,248
Losses recoverable	12,434	12,203
Accrued investment income	32,166	28,378
Intangible assets	42,364	47,107
Other assets	56,440	44,251
Total assets	$5,695,088	$5,225,838
LIABILITIES
Reserve for losses and loss expenses	$1,706,957	$1,549,661
Reserve for unearned premiums	1,157,973	897,605
Deposit liabilities	56,108	—
Reinsurance balances payable	67,319	70,507
Securities lending payable	404,673	407,527
Debt	391,286	391,280
Other liabilities	28,132	46,803
Total liabilities	3,812,448	3,363,383
SHAREHOLDERS' EQUITY
Common shares
Ordinary − 60,578,708 issued and outstanding (2004 − 61,254,992)	60,579	61,255
Additional paid-in capital	1,091,722	1,111,633
Accumulated other comprehensive (loss) income	(662)	39,473
Retained earnings	731,001	650,094
Total shareholders' equity	1,882,640	1,862,455
Total liabilities and shareholders' equity	$5,695,088	$5,225,838

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands of United States dollars, except share and per share amounts)

	2005	2004
Revenues
Gross premiums written	$702,491	$720,631
Net premiums written	699,178	717,007
Change in unearned premiums	(261,580)	(301,181)
Net premiums earned (includes $1,916 and $496 million from related parties in three months ended March 31, 2005 and 2004, respectively)	437,598	415,826
Net investment income	40,011	24,675
Net realized (losses) gains on sales of investments	(4,453)	5,176
Other underwriting income	171	—
Total revenues	473,327	445,677
Expenses
Losses and loss expenses (includes $2,251 and $241 from related parties in three months ended March 31, 2005 and 2004, respectively)	251,059	222,009
Acquisition expenses (includes $517 and $123 from related parties in three months ended March 31, 2005 and 2004, respectively)	86,775	85,518
General and administrative expenses	33,546	31,767
Amortization of intangibles	1,220	944
Net foreign exchange losses	2,421	3,159
Interest expense	5,471	828
Total expenses	380,492	344,225
Income before income taxes	92,835	101,452
Income tax benefit (expense)	3,424	(580)
Net income	96,259	100,872
Other comprehensive income (loss)
Holding (losses) gains on investments arising during the period (net of applicable deferred income taxes in 2005 − $2,994 and 2004 − $1,875)	(40,943)	26,122
Foreign currency translation adjustments	(3,667)	4,732
Net gain (loss) on derivatives designated as cash flow hedge	22	(47)
Reclassification adjustment for net realized losses (gains) included in net income	4,453	(5,176)
Other comprehensive income (loss)	(40,135)	25,631
Comprehensive income	$56,124	$126,503
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	61,291,642	64,083,528
Diluted	66,165,886	68,554,793
Basic earnings per share	$1.57	$1.57
Diluted earnings per share	$1.45	$1.47

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands of United States dollars)

	2005	2004
Common shares
Balance, beginning of period	$61,255	$63,912
Issuance of common shares	80	31
Repurchase of common shares	(756)	—
Balance, end of period	60,579	63,943
Additional paid-in capital
Balance, beginning of period	1,111,633	1,189,570
Issuance of common shares	428	138
Issuance of restricted share units	6,858	4,957
Settlement of restricted share units	(1,500)	(1,499)
Public offering and registration costs	5	(834)
Repurchase of common shares	(25,983)	—
Stock-based compensation expense	281	576
Balance, end of period	1,091,722	1,192,908
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	34,202	20,722
Foreign currency translation adjustments	(3,667)	4,732
Balance, end of period	30,535	25,454
Unrealized holding gains on investments:
Balance, beginning of period	7,927	26,230
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	(36,490)	20,946
Balance, end of period	(28,563)	47,176
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,656)	(884)
Net change from current period hedging transactions	—	(340)
Net derivative loss reclassified to earnings	22	293
Balance, end of period	(2,634)	(931)
Total accumulated other comprehensive income	(662)	71,699
Retained earnings
Balance, beginning of period	650,094	345,265
Net income	96,259	100,872
Issuance of restricted share units in lieu of dividends	(210)	(74)
Dividends on common shares	(15,142)	(11,510)
Balance, end of period	731,001	434,553
Total shareholders' equity	$1,882,640	$1,763,103

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands of United States dollars)

	2005	2004
Cash flows provided by operating activities:
Net income	$96,259	$100,872
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,644	9,212
Net realized gains on sales of investments	4,453	(5,176)
Deferred taxes	(11,457)	(1,641)
Stock-based compensation expense	2,142	1,325
Equity in earnings of unconsolidated ventures	(3,750)	—
Premiums receivable, net	(301,975)	(262,924)
Deferred acquisition costs	(42,763)	(58,573)
Prepaid reinsurance premiums	(742)	(2,308)
Losses recoverable	(231)	(55)
Accrued investment income	(3,788)	(3,081)
Other assets	2,492	(6,276)
Reserve for losses and loss expenses	157,296	186,160
Reserve for unearned premiums	260,368	304,417
Deposit liabilities	56,108	—
Reinsurance balances payable	(3,188)	1,347
Other liabilities	212	6,457
Net cash provided by operating activities	220,080	269,756
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	911,066	464,823
Proceeds from maturities and calls on fixed maturity investments	88,762	82,043
Purchases of fixed maturity investments	(1,149,960)	(679,921)
Purchase of investments in other ventures, under equity method	(13,750)	—
Purchases of fixed assets	(3,525)	(1,219)
Net cash paid in HartRe acquisition	(9,261)	—
Net cash used in investing activities	(176,668)	(134,274)
Cash flows used in financing activities:
Issuance of common shares	508	169
Settlement of restricted share units	(1,500)	(1,499)
Offering and registration costs paid	(55)	(134)
Repurchase of common shares	(26,917)	—
Dividends paid	(15,142)	(11,510)
Net cash used in financing activities	(43,106)	(12,974)
Effect of exchange rate changes on cash and cash equivalents	2,336	570
Net increase in cash and cash equivalents	2,642	123,078
Cash and cash equivalents, beginning of period	271,143	150,923
Cash and cash equivalents, end of period	$273,785	$274,001

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in Endurance Holdings' Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 (the "2004 Annual Report on Form 10-K").

Certain reclassifications have been made for 2004 to conform to the 2005 presentation.

2.	Significant events

On April 18, 2005, the Company amended its existing Credit Agreement among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent (the "Amended Agreement") in order to (i) allow for the issuance of multi-currency letters of credit, (ii) allow for the "fronting" of letters of credit by banks that are participants in the Amended Agreement, (iii) extend the maturity of the facility, and (iv) increase the size of the facility to $925 million from $850 million. The remaining principal terms of the Company's existing Credit Agreement, described previously in the 2004 Annual Report on Form 10-K, are unchanged.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
   (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

3.	Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% - 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $398.9 million in securities on loan at March 31, 2005.

4.	Earnings per share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings' ordinary shares by the weighted average number of ordinary shares outstanding. In addition to the actual ordinary shares outstanding, the weighted average number of ordinary shares included in the basic earnings per common share calculation also includes the fully vested restricted share units discussed in note 5. Diluted earnings per common share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004
Numerator:
Net income available to common shareholders	$96,259	$100,872
Denominator:
Weighted average shares – basic
Ordinary shares outstanding	61,054,357	63,921,561
Vested restricted share units outstanding	237,285	161,967
	61,291,642	64,083,528
Share equivalents
Unvested restricted share units	197,929	—
Warrants	3,284,849	3,113,172
Options	1,391,466	1,358,093
Weighted average shares – diluted	66,165,886	68,554,793
Basic earnings per common share	$1.57	$1.57
Diluted earnings per common share	$1.45	$1.47

The Company declared a dividend of $0.25 per common share on February 16, 2005 (2004 − $0.18). The dividend was paid on March 31, 2005 to shareholders of record as of March 17, 2005.

5.	Stock-based employee compensation plans

The Company has a stock-based employee compensation plan (the "Option Plan") which provides for the grant of options to purchase the Company's ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees. On March 1, 2005, the Company settled $4.8 million of its 2004 annual bonus obligations to certain

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
   (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

5.	Stock-based employee compensation plans, cont'd.

employees with grants of 134,702 fully vested restricted share units. The restricted share units will be automatically settled over a four year period. At the Company's exclusive option, the restricted share units may be settled in cash, ordinary shares or in a combination thereof. The fair value of the restricted share units at the date of grant was equal to the 2004 bonus obligation recognized during the year ended December 31, 2004, and as such, no additional compensation expense has been recognized in 2005 related to the 2004 bonus awards. Holders of restricted share units receive additional incremental restricted share units when the Company pays dividends on its ordinary shares.

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

•	Property Per Risk Treaty Reinsurance – reinsures individual property risks of ceding companies on a treaty basis.

•	Property Catastrophe Reinsurance – reinsures catastrophic perils for ceding companies on a treaty basis.

•	Casualty Treaty Reinsurance – reinsures third party liability exposures from ceding companies on a treaty basis.

•	Property Individual Risk – insurance and facultative reinsurance of commercial properties.

•	Casualty Individual Risk – insurance and facultative reinsurance of third party liability exposures.

•	Aerospace and Other Specialty Lines – insurance and reinsurance of aerospace, surety, marine, energy, agricultural, personal accident, and other lines.

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

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. However, under the provisions of AICPA Statement of Position ("SOP") 98-7 − Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"), a small number of reinsurance contracts written during the three months ended March 31, 2005 have been accounted for as deposit liabilities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
   (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the three months ended March 31, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk
Revenues
Gross premiums written	$171,290	$110,690	$251,543	$23,374
Net premiums written	171,290	110,690	249,783	23,149
Net premiums earned	118,585	58,899	118,044	27,197
Other underwriting income	—	—	—	—
	118,585	58,899	118,044	27,197
Expenses
Losses and loss expenses	44,531	10,770	79,138	39,332
Acquisition expenses	32,423	7,296	29,753	3,470
General and administrative expenses	6,616	4,806	9,304	2,224
	83,570	22,872	118,195	45,026
Underwriting income (loss)	$35,015	$36,027	$(151)	$(17,829)
Loss ratio	37.6%	18.3%	67.0%	144.6%
Acquisition expense ratio	27.3%	12.4%	25.2%	12.8%
General and administrative expense ratio	5.6%	8.2%	7.9%	8.2%
Combined ratio	70.5%	38.9%	100.1%	165.6%

	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting (1)	Total
Revenues
Gross premiums written	$47,690	$183,526	$(85,622)	$702,491
Net premiums written	47,781	182,107	(85,622)	699,178
Net premiums earned	60,464	65,065	(10,656)	437,598
Other underwriting income	—	—	171	171
	60,464	65,065	(10,485)	437,769
Expenses
Losses and loss expenses	37,450	45,715	(5,877)	251,059
Acquisition expenses	4,625	12,920	(3,712)	86,775
General and administrative expenses	3,093	7,503	—	33,546
	45,168	66,138	(9,589)	371,380
Underwriting income (loss)	$15,296	$(1,073)	$(896)	$66,389
Loss ratio	61.9%	70.3%	55.2%	57.4%
Acquisition expense ratio	7.6%	19.9%	34.8%	19.8%
General and administrative expense ratio	5.1%	11.5%	—	7.7%
Combined ratio	74.6%	101.7%	90.0%	84.9%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

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

The following table reconciles total segment results to consolidated income before income taxes for the three months ended March 31, 2005 and 2004, respectively:

	2005	2004
Total underwriting income	$66,389	$76,532
Net investment income	40,011	24,675
Net foreign exchange (losses) gains	(2,421)	(3,159)
Net realized (losses) gains on sales of investments	(4,453)	5,176
Amortization of intangibles	(1,220)	(944)
Interest expense	(5,471)	(828)
Consolidated income before income taxes	$92,835	$101,452

The following table provides the reserves for losses and loss expenses by segment as of March 31, 2005 and 2004, respectively:

	2005	2004
Property Per Risk Treaty Reinsurance	$382,464	$227,173
Property Catastrophe Reinsurance	69,922	63,045
Casualty Treaty Reinsurance	538,037	301,644
Property Individual Risk	100,458	39,756
Casualty Individual Risk	337,547	191,045
Aerospace and Other Specialty Lines	284,406	196,655
Deposit Accounting (1)	(5,877)	—
Total	$1,706,957	$1,019,318

(1)	This line reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation.

7.	Commitments and contingencies

Concentrations of credit risk. As of March 31, 2005, substantially all the Company's cash and investments were held by two custodians. The Company's investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and other government obligations rated AAA.

Major production sources. During the three month period ended March 31, 2005, the Company obtained 74% of its gross premiums written through four brokers: Aon Corporation – 26.9%, Marsh & McLennan Companies, Inc. – 23.9%, Benfield Group – 12.6% and Willis Companies − 10.4%.

Letters of credit. As of March 31, 2005, the Company's bankers have issued letters of credit of approximately $311.4 million in favor of certain ceding companies.

Investment commitments. As of March 31, 2005, the Company had committed cash and cash equivalents and fixed maturity investments of $234.5 million in favor of certain ceding companies to collateralize obligations. As of March 31, 2005, the Company has also pledged $352.3 million of its fixed maturity investments as collateral to secure $311.4 million in letters of credit outstanding under its credit facility. In addition, at March 31, 2005, cash and fixed maturity investments with a fair value of $3.3 million were on deposit with U.S. state regulators.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
   (Continued)
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.	Commitments and contingencies, cont'd.

The Company is subject to certain commitments with respect to its investments in other ventures at March 31, 2005. Of the balance as at March 31, 2005 of $108.5 million, $56.4 million is subject to redemption restriction provisions of two years from date of acquisition and $16.1 million is subject to redemption restriction provisions of three years from acquisition. At March 31, 2005, the Company was committed to investing a further $3.8 million in an alternative investment fund.

Employment agreements. The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances.

Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2005 are as follows:

Year Ended March 31,	Amount
2006	$6.1
2007	6.6
2008	6.5
2009	6.6
2010	6.4
2011 and thereafter	23.2
$55.4

Total rent expense under operating leases for the three month period ended March 31, 2005 was $1,595,000 (2004 − $1,628,000).

Legal Proceedings.    The Company is party to various legal proceedings generally arising in the normal course of its business. While any proceeding contains an element of uncertainty, the Company does not believe that the eventual outcome of any litigation or arbitration proceeding to which it is presently a party could have a material adverse effect on its financial condition or business. Pursuant to the Company's insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

Endurance Holdings, Endurance U.S. and three employees of one of Endurance Holdings' subsidiaries have been named in a lawsuit filed on November 18, 2004 in the Court of Common Pleas in Hamilton County, Ohio. The suit alleges misappropriation of trade secrets from the employees' former employer, Great American Insurance Company, and related entities and asserts other related claims. On December 22, 2004, the Company and the other defendants filed motions to dismiss the lawsuit for lack of personal jurisdiction over the defendants. These motions are pending.

On January 5, 2005, Endurance U.S. received a subpoena from the Office of the Attorney General of the State of New York (the "NYAG") in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S., it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. The Company has provided the NYAG with an initial set of documents responsive to the subpoena.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's financial condition and results of operations for the three month period ended March 31, 2005. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in the 2004 Annual Report on Form 10-K, as amended.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2004 Annual Report on Form 10-K, as amended, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America ("Endurance U.S."), based in New York. The Company commenced development of its United States insurance business in October 2004. The U.S. insurance business will focus on specialized insurance opportunities that allow us to diversify our client base and distribution in lines of business that complement our existing specialty insurance and reinsurance business. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the "Company".

The Company writes specialty lines of commercial property, casualty and surety insurance and reinsurance on a global basis, and seeks to create a portfolio of specialty lines which are profitable and have limited correlation with one another. The Company's portfolio of specialty lines of business is organized into the following segments: property per risk treaty reinsurance, property catastrophe reinsurance, casualty treaty reinsurance, property individual risk, casualty individual risk, and aerospace and other specialty lines.

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

Casualty insurance and reinsurance is primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers' liability, workers' compensation, public liability, automobile liability, personal liability, marine and aviation liability insurance. The Company writes casualty lines through its casualty treaty reinsurance, casualty individual risk, and aerospace and other specialty lines segments.

Surety involves the issuance or reinsurance of bonds that provide financial remuneration in the event that an obligor fails to meet its contractual obligations to an obligee. Surety products include bid, performance, payment, maintenance and supply bonds, commercial surety bonds, trade surety bonds, permit bonds, court bonds and public official bonds. The Company writes surety business through its aerospace and other specialty lines segment.

Application of Critical Accounting Estimates

The Company's condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company's critical accounting estimates please refer to the 2004 Annual Report on Form 10-K, as amended. There were no material changes in the application of the Company's critical accounting estimates subsequent to that report. During the quarter ended March 31, 2005, the Company entered into a small number of reinsurance contracts which were accounted for by the deposit method of accounting specified by AICPA Statement of Position ("SOP") 98-7 − Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"). Although management has determined that accounting for these contracts as deposits is the most appropriate treatment, the Company considers the risk of loss resulting from any one of these contracts to be more than remote, and such loss could be material. See "Deposit Accounting" below for further discussion. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and the Audit Committee of the Board of Directors.

Results of operations — for the three month period ended March 31, 2005

Results of operations for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004	Change(1)
Underwriting income	(in thousands)
Revenues
Gross premiums written	$702,491	$720,631	(2.5%)
Net premiums written	699,178	717,007	(2.5%)
Net premiums earned	437,598	415,826	5.2%
Other underwriting income	171	—	NM(2)
	437,769	415,826	5.3%
Expenses
Losses and loss expenses	251,059	222,009	13.1%
Acquisition expenses	86,775	85,518	1.5%
General and administrative expenses	33,546	31,767	5.6%
	371,380	339,294	9.5%
Underwriting income	66,389	76,532	(13.3%)
Net investment income	40,011	24,675	62.2%
Net foreign exchange (losses)	(2,421)	(3,159)	(23.4%)
Net realized (losses) gains on sales of investments	(4,453)	5,176	(186.0%)
Amortization of intangibles	(1,220)	(944)	29.2%
Interest expense	(5,471)	(828)	560.7%
Income tax benefit (expense)	3,424	(580)	NM(2)
Net income	$96,259	$100,872	$(4.6% )
Loss ratio	57.4%	53.4%	4.0
Acquisition expense ratio	19.8%	20.6%	(0.8)
General and administrative expense ratio	7.7%	7.6%	0.1
Combined ratio	84.9%	81.6%	3.3
Reserve for losses and loss expenses	$1,706,957	$1,019,318	67.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written during the quarter ended March 31, 2005 were relatively consistent with the same period in 2004. However, during the quarter ended March 31, 2005, the Company entered into a small number of reinsurance contracts in its property per risk treaty reinsurance, casualty treaty reinsurance and aerospace and other specialty lines segments with premiums due of approximately $85.6 million that were not included in gross premiums written, but were accounted for as deposit liabilities. See "Deposit Accounting" below for further discussion. After factoring in the effects of deposit accounting, gross premiums written declined approximately 2.5%. Excluding the effects of deposit accounting, the Company's written premium would have increased by 9.4%. About half of this increase came from favorable premium adjustments related to prior periods where actual reported premiums were higher than the Company's original premium estimates. The Company's property individual risk segment experienced compounded rate decreases that in some cases no longer supported the underlying exposures, resulting in a reduction of gross premiums written, particularly at Endurance Bermuda. The Company also experienced reductions of gross premiums written in its property catastrophe reinsurance and property per risk treaty segments as the expected level of rate improvement following such a heavy catastrophe year as 2004 was not evident. Partially offsetting these decreases, the Company's casualty treaty reinsurance and aerospace other specialty lines segments experienced increases in gross premiums written from attractive opportunities in small account workers' compensation, marine, surety and agricultural treaties.

Premiums ceded in both the three month period ended March 31, 2005 and 2004 were negligible. The Company currently does not purchase significant levels of reinsurance protection as part of its overall underwriting strategy.

Net premiums earned increased in 2005 as a result of the earning of net premiums that were written in 2004 and 2003.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees and other investment expenses. The increase in net investment income was principally due to an increase in invested assets from March 31, 2004 to March 31, 2005 of approximately 36.1% which was invested during a rising interest rate environment. The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months and a general increase in investment yields. Investment expenses for the three months ended March 31, 2005 were $1.4 million compared to investment expenses of $1.0 million for the same period in 2004.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended March 31, 2005 were 3.98% and (1.00)%, respectively. For the three months ended March 31, 2004, the annualized period book yield and total return were 3.57% and 8.61%, respectively. The yield on the benchmark five year U.S. Treasury bond has fluctuated in a range of 71 basis points from a high of 4.33% to a low of 3.62% during the quarter. The Company has maintained its absolute cash position from December 2004, however this has decreased as a percentage of total assets. Interest rates continue to be volatile but have risen since year end, this rise coupled with continuing investments, have lengthened the portfolios overall duration to 2.91 years from 2.77 years at December 31, 2004 and 2.74 years at March 31, 2004. Overall, the annualized period book yield of the portfolio has increased due to investments made during the last twelve months and the repositioning of some of the Company's portfolio from government securities into higher yielding fixed income investments.

Losses and Loss Expenses.    The reported loss ratio is characterized by various factors. Since the first quarter of 2004 the impact of premium growth in the Treaty Casualty Reinsurance segment and reduced premiums written in the Company's property segments resulted in a higher mix of casualty business. In addition, during the quarter ended March 31, 2005, the Company experienced a moderate amount of property losses from European windstorm Erwin, floods in California, Nevada and Israel and two industrial fires. While this shift in business mix and increase in property losses during the quarter ended March 31, 2005 compared to 2004 has resulted in a slightly higher weighted average loss ratio, some business lines, particularly Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance and Casualty Individual Risk experienced lower levels of reported losses than previously anticipated thereby resulting in favorable adjustments to reserves.

In the three month period ended March 31, 2005, loss reserves held by the Company for the 2003 and 2004 accident years proved to be moderately redundant. Consequently, the Company's previously estimated ultimate losses for those accident years were reduced by $46.0 million compared to favorable development of $19.4 million experienced during the three month period ended March 31, 2004. These reductions were net of reserve increases related to the 2004 Florida hurricanes and Japanese typhoons. This reduction in the Company's estimated losses for prior years was experienced most significantly in the Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance and the Casualty Individual Risk segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses. See "—Reserve for Losses and Loss Expenses" for further discussion.

Acquisition Expenses.    The decrease in acquisition expense ratio is due to normal variations in business mix.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended March 31, 2005 is largely unchanged at 7.7% compared to a general and administrative expense ratio of 7.6% for the three months ended March 31, 2004. The growth in the absolute levels of general and administrative expenses principally reflected the continued development of Endurance U.S. and Endurance U.K. At March 31, 2005 the Company had 320 employees compared to 255 employees at March 31, 2004.

Underwriting results by operating segments

The determination of the Company's business segments was based on how the Company monitors the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. However, for financial statement presentation purposes, management determined that a small number of reinsurance contracts written during the period were more appropriately accounted for as deposit liabilities. See "Deposit Accounting" below for further discussion. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company's historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment's proportional share of gross premiums written. Group reinsurance protection and recoveries are allocated to segments based on the underlying exposures covered.

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the three month period ended March 31, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk
	(in thousands)
Revenues
Gross premiums written	$171,290	$110,690	$251,543	$23,374
Net premiums written	171,290	110,690	249,783	23,149
Net premiums earned	118,585	58,899	118,044	27,197
Other underwriting income	—	—	—	—
	118,585	58,899	118,044	27,197
Expenses
Losses and loss expenses	44,531	10,770	79,138	39,332
Acquisition expenses	32,423	7,296	29,753	3,470
General and administrative expenses	6,616	4,806	9,304	2,224
	83,570	22,872	118,195	45,026
Underwriting income	$35,015	$36,027	$(151)	$(17,829)
Loss ratio	37.6%	18.3%	67.0%	144.6%
Acquisition expense ratio	27.3%	12.4%	25.2%	12.8%
General and administrative expense ratio	5.6%	8.2%	7.9%	8.2%
Combined ratio	70.5%	38.9%	100.1%	165.6%
Reserve for losses and loss expenses	$382,464	$69,922	$538,037	$100,458

	Casualty Individual Risk	Aerospace and Other Specialty Lines	Company Sub-total	Deposit Accounting(1)	Total
	(in thousands)
Revenues
Gross premiums written	$47,690	$183,526	$788,113	$(85,622)	$702,491
Net premiums written	47,781	182,107	784,800	(85,622)	699,178
Net premiums earned	60,464	65,065	448,254	(10,656)	437,598
Other underwriting income	—	—	—	171	171
	60,464	65,065	448,254	(10,485)	437,769
Expenses
Losses and loss expenses	37,450	45,715	256,936	(5,877)	251,059
Acquisition expenses	4,625	12,920	90,487	(3,712)	86,775
General and administrative expenses	3,093	7,503	33,546	—	33,546
	45,168	66,138	380,969	(9,589)	371,380
Underwriting income (loss)	$15,296	$(1,073)	$67,285	$(896)	$66,389
Loss ratio	61.9%	70.3%	57.3%	55.2%	57.4%
Acquisition expense ratio	7.6%	19.9%	20.2%	34.8%	19.8%
General and administrative expense ratio	5.1%	11.5%	7.5%	—	7.7%
Combined ratio	74.6%	101.7%	85.0%	90.0%	84.9%
Reserve for losses and loss expenses	$337,547	$284,406	$1,712,834	$(5,877)	$1,706,957

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See "Deposit Accounting" below for further discussion.

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the three month period ended March 31, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
	(in thousands)
Revenues
Gross premiums written	$206,413	$128,538	$187,178
Net premiums written	206,413	128,538	184,428
Net premiums earned	118,125	53,373	106,055
Expenses
Losses and loss expenses	60,616	2,913	69,285
Acquisition expenses	30,040	6,195	28,040
General and administrative expenses	8,123	5,294	8,306
	98,779	14,402	105,631
Underwriting income (loss)	$19,346	$38,971	$424
Loss ratio	51.3%	5.5%	65.3%
Acquisition expense ratio	25.4%	11.6%	26.4%
General and administrative expense ratio	6.9%	9.9%	7.8%
Combined ratio	83.6%	27.0%	99.5%
Reserve for losses and loss expenses	$227,173	$63,045	$301,644

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
	(in thousands)
Revenues
Gross premiums written	$29,534	$50,091	$118,877	$720,631
Net premiums written	28,660	50,091	118,877	717,007
Net premiums earned	22,855	54,675	60,743	415,826
Expenses
Losses and loss expenses	6,154	38,572	44,469	222,009
Acquisition expenses	2,681	6,130	12,432	85,518
General and administrative expenses	2,321	3,855	3,868	31,767
	11,156	48,557	60,769	339,294
Underwriting income (loss)	$11,699	$6,118	$(26)	$76,532
Loss ratio	26.9%	70.5%	73.2%	53.4%
Acquisition expense ratio	11.7%	11.2%	20.5%	20.6%
General and administrative expense ratio	10.2%	7.1%	6.4%	7.6%
Combined ratio	48.8%	88.8%	100.1%	81.6%
Reserve for losses and loss expenses	$39,756	$191,045	$196,655	$1,019,318

Property per risk treaty reinsurance

The Company's Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company's property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Per Risk Treaty Reinsurance business segment for the three months ended March 31, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$171,290	$206,413	(17.0%)
Net premiums written	171,290	206,413	(17.0%)
Net premiums earned	118,585	118,125	0.4%
Expenses
Losses and loss expenses	44,531	60,616	(26.5%)
Acquisition expenses	32,423	30,040	7.9%
General and administrative expenses	6,616	8,123	(18.6%)
	83,570	98,779	(15.4%)
Underwriting income	$35,015	$19,346	81.0%
Loss ratio	37.6%	51.3%	(13.7)
Acquisition expense ratio	27.3%	25.4%	1.9
General and administrative expense ratio	5.6%	6.9%	(1.3)
Combined ratio	70.5%	83.6%	(13.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The decrease in gross premiums written was in large part due to the Company's decision to take a reduced line on a national carrier policy due to unfavorable experience in the prior year. The premiums written on this policy in the three months ended March 31, 2005 were reduced by approximately $39 million when compared to the same period in 2004. In addition, business that has not been renewed because terms and conditions have no longer met the Company's requirements outpaced new business by approximately $4 million. Gross premiums written at Endurance U.K. increased by approximately $24 million due to new business and increased premiums on renewed contracts. Gross premiums written at Endurance U.S. were reduced by approximately $70 million due to contracts not renewed and decreased premiums on renewed contracts (including the contract mentioned above), partially offset by $13 million of new business written. Premiums earned were unchanged from the corresponding period in the prior year.

Losses and Loss Expenses.    The loss ratio in the three months ended March 31, 2005 decreased from the corresponding period in the prior year due to favorable overall development of $36.3 million, offset by unfavorable loss development of $7.4 million on the Company's 2004 Florida hurricane reserves.

Acquisition Expenses.    The acquisition expense ratio for 2005 was largely consistent with 2004. The slight increase was due to a moderate shift in the mix of business.

General and Administrative Expenses.    The decrease in general and administrative expenses reflected a reduced allocation of corporate expenses commensurate with the lower level of premiums written.

Property catastrophe reinsurance

The Company's Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company's property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company's ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Catastrophe Reinsurance business segment for the three months ended March 31, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$110,690	$128,538	(13.9%)
Net premiums written	110,690	128,538	(13.9%)
Net premiums earned	58,899	53,373	10.4%
Expenses
Losses and loss expenses	10,770	2,913	269.7%
Acquisition expenses	7,296	6,195	17.8%
General and administrative expenses	4,806	5,294	(9.2%)
	22,872	14,402	58.8%
Underwriting income	$36,027	$38,971	(7.6%)
Loss ratio	18.3%	5.5%	12.8
Acquisition expense ratio	12.4%	11.6%	0.8
General and administrative expense ratio	8.2%	9.9%	(1.7)
Combined ratio	38.9%	27.0%	11.9

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The decrease in gross premiums written is due to business that has not been renewed where terms and conditions have no longer met the Company's underwriting requirements. Further, a contract with premiums of $11.3 million written in the three months ended March 31, 2004 was written on an 18 month basis, thus the contract did not renew in the three months ended March 31, 2005 but will come up for renewal later in the year.

Losses and Loss Expenses.    The low loss ratios for the three month periods ended March 31, 2005 and 2004 reflected the generally low level of catastrophic loss emergence during both periods. The increase in 2005 is a result of losses related to the Japanese typhoons amounting to approximately $11 million, offset by $5.1 million of favorable loss reserve development on the 2004 accident year.

Acquisition Expenses.    The increase in acquisition expense ratio is a result of the changing profile of business written.

General and Administrative Expenses.    General and administrative expenses are largely unchanged from the corresponding prior year period. The slight decrease reflected a reduced allocation of corporate expenses commensurate with the lower level of premiums written.

Casualty treaty reinsurance

The Company's Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Treaty Reinsurance business segment for the three months ended March 31, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$251,543	$187,178	34.4%
Net premiums written	249,783	184,428	35.4%
Net premiums earned	118,044	106,055	11.3%
Expenses
Losses and loss expenses	79,138	69,285	14.2%
Acquisition expenses	29,753	28,040	6.1%
General and administrative expenses	9,304	8,306	12.0%
	118,195	105,631	11.9%
Underwriting income (loss)	$(151)	$424	(135.6%)
Loss ratio	67.0%	65.3%	1.7
Acquisition expense ratio	25.2%	26.4%	(1.2)
General and administrative expense ratio	7.9%	7.8%	0.1
Combined ratio	100.1%	99.5%	0.6

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written was in large part due to several new workers compensation reinsurance contracts written at Endurance U.S. Total new business written at Endurance U.S. for the three months ended March 31, 2005 of approximately $76 million was partially offset by approximately $32 million of premiums not renewed, principally where terms and conditions have no longer met the Company's requirements. The growth in premiums earned is in line with the historical growth of premiums written.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The slight difference in loss ratio was a result of differences in the mix of business and favorable loss development of $1.9 million which were offset by the establishment of precautionary reserves based on the latest allegations by the New York Attorney General and the Securities and Exchange Commission against certain insurance brokers and companies.

Acquisition Expenses.    The acquisition cost ratio for the three months ended March 31, 2005 is largely consistent compared to the same period in 2004. The slight decrease is due to a moderate shift in the contract mix to business with higher loss attachment points from business with lower loss attachment points.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Property individual risk

The Company's Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. This business is written by Endurance Bermuda and Endurance U.K. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Property Individual Risk business segment for the three months ended March 31, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$23,374	$29,534	(20.9%)
Net premiums written	23,149	28,660	(19.2%)
Net premiums earned	27,197	22,855	19.0%
Expenses
Losses and loss expenses	39,332	6,154	539.1%
Acquisition expenses	3,470	2,681	29.4%
General and administrative expenses	2,224	2,321	(4.2%)
	45,026	11,156	303.6%
Underwriting income	$(17,829)	$11,699	(252.4%)
Loss ratio	144.6%	26.9%	117.7
Acquisition expense ratio	12.8%	11.7%	1.1
General and administrative expense ratio	8.2%	10.2%	-2.0
Combined ratio	165.6%	48.8%	116.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    This segment has seen decreases in pricing due to increased capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a portion of policies not being renewed due to less attractive terms. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses.    The increased loss ratio resulted from losses on European winter storm Erwin, floods in California, Nevada and Israel and two industrial fires. Further, this segment experienced unfavorable loss development on prior year reserves of $2.5 million including $4.5 million related to the Florida hurricanes, offset in part by favorable development on reserves related to the 2003 and 2004 accident years.

Acquisition Expenses.    The acquisition expense ratio for the three months ended March 31, 2005 was largely consistent with the same period in 2004.

General and Administrative Expenses.    General and administrative expenses were unchanged from the prior year.

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

The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Casualty Individual Risk business segment for the three months ended March 31, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$47,690	$50,091	(4.8%)
Net premiums written	47,781	50,091	(4.6%)
Net premiums earned	60,464	54,675	10.6%
Expenses
Losses and loss expenses	37,450	38,572	(2.9%)
Acquisition expenses	4,625	6,130	(24.6%)
General and administrative expenses	3,093	3,855	(19.8%)
	45,168	48,557	(7.0%)
Underwriting income	$15,296	$6,118	(150.0%)
Loss ratio	61.9%	70.5%	(8.6)
Acquisition expense ratio	7.6%	11.2%	(3.6)
General and administrative expense ratio	5.1%	7.1%	(2.0)
Combined ratio	74.6%	88.8%	(14.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    While this segment's healthcare and excess casualty lines maintained pricing, terms and conditions, this segment's directors and officers insurance lines as well as other professional liability lines experienced erosion of pricing, terms and conditions. As a result, our premium written in this segment declined slightly during the first quarter of 2005 compared to the first quarter of 2004. The decrease in premiums was also due to a large healthcare contract written for a 15 month period in the first quarter of 2004. This contract will come up for renewal during the second quarter of 2005. The increase in premiums earned was a result of higher premiums written in the twelve months ended March 31, 2005 against those written in the corresponding 12 month period ended March 31, 2004. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a 12-month period.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business – while not short tail, this business can generally be expected to report losses within three to seven years. Consequently, in the quarter ended March 31, 2005, the Company reduced expected losses related to prior underwriting periods by $12.3 million largely related to the 2002 underwriting year.

Acquisition Expenses.    The acquisition expense ratio for the three months ended March 31, 2005 decreased due to a reduction of commissions paid to wholesale brokers, specifically on the healthcare and excess general liability lines.

General and Administrative Expenses.    The decreased general and administrative expenses reflected a reduced allocation of corporate expenses commensurate with the lower level of premiums written.

Aerospace and other specialty lines

The Company's Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a number of other specialty lines including surety, agriculture, marine, energy and personal accident. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results, associated ratios and the reserve for losses and loss expenses for the Aerospace and other specialty lines business segment for the three months ended March 31, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$183,526	$118,877	54.4%
Net premiums written	182,107	118,877	53.2%
Net premiums earned	65,065	60,743	7.1%
Expenses
Losses and loss expenses	45,715	44,469	2.8%
Acquisition expenses	12,920	12,432	3.9%
General and administrative expenses	7,503	3,868	94.0%
	66,138	60,769	8.8%
Underwriting loss	$(1,073)	$(26)	NM (2)
Loss ratio	70.3%	73.2%	(2.9)
Acquisition expense ratio	19.9%	20.5%	(0.6)
General and administrative expense ratio	11.5%	6.4%	5.1
Combined ratio	101.7%	100.1%	1.6

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written was in large part due to the addition of agriculture and surety lines during 2004 which contributed $25.9 million and $27.0 million of gross premiums written for the three months ended March 31, 2005. Other increases in premiums written were generated by an expansion in underwriting staff within the Company's marine and energy and personal accident teams which combined have contributed $35.6 million to premium growth. Offsetting the growth was a decrease of $17.6 million gross premiums written in the aerospace line. This decrease related to the non-renewal of a major contract and a reduction of satellite business written due to unfavorable terms and conditions. The growth in premiums earned was largely due to the increase in premiums written.

Losses and Loss Expenses.    The increased losses reflect reported losses of $4.2 million related to an industrial fire in Canada which impacted a marine and energy contract.

Acquisition Expenses.    The expense ratio for the three months ended March 31, 2005 was largely unchanged from the equivalent period in 2004.

General and Administrative Expenses.    General and administrative expenses have increased in line with the growth in underwriting activity and increased corporate overhead allocation.

Deposit accounting

During the quarter ended March 31, 2005, the Company entered into 15 reinsurance contracts with $85.6 million (2004: nil) of premiums that, in management's judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these quota share contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These quota share contracts often contain significant exposures, particularly catastrophic, start up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these quota share contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these quota share contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, the profits or losses from these contracts are recognized net as other underwriting income or investment income over the contract or expected claim payment periods. Income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net investment income over the estimated claim settlement period. Income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as other underwriting income over the contract risk period.

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table reconciles the Company's underwriting results by segment and income before income taxes to the Company's financial statement presentation.

	Underwriting Results by Segment	Deposit Accounting	Totals
Underwriting income	(in thousands)
Revenues
Gross premiums written	$788,113	$(85,622)	$702,491
Net premiums written	784,800	(85,622)	699,178
Net premiums earned	448,254	(10,656)	437,598
Other underwriting income	—	171	171
	448,254	(10,485)	437,769
Expenses
Losses and loss expenses	256,936	(5,877)	251,059
Acquisition expenses	90,487	(3,712)	86,775
General and administrative expenses	33,546	—	33,546
	380,969	(9,589)	371,380
Underwriting income	$67,285	$(896)	$66,389
Net investment income	39,311	700	40,011
Interest expense	(5,471)	—	(5,471)
Amortization of intangibles	(1,220)	—	(1,220)
Net foreign exchange gains (losses)	(2,421)	—	(2,421)
Net realized gains (losses) on investments	(4,453)	—	(4,453)
Income before income taxes	$93,031	$(196)	$92,835
Loss ratio	57.3%	55.2%	57.4%
Acquisition expense ratio	20.2%	34.8%	19.8%
General and administrative expense ratio	7.5%	—	7.7%
Combined ratio	85.0%	90.0%	84.9%

Significant transactions and events

On April 18, 2005, the Company amended its existing Credit Agreement among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent (the "Amended Agreement") in order to (i) allow for the issuance of multi-currency letters of credit, (ii) allow for the "fronting" of letters of credit by banks that are participants in the Amended Agreement, (iii) extend the maturity of the facility, and (iv) increase the size of the facility to $925 million from $850 million. The remaining principal terms of the Company's existing Credit Agreement, described previously in the 2004 Annual Report on Form 10-K, as amended, are unchanged.

Liquidity and capital resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K. and Endurance U.S. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K. and Endurance U.S. to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2005, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $456 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

Endurance U.S. is subject to regulation by the State of New York Insurance Department. Dividends may only be declared or distributed out of earned surplus. At March 31, 2005, Endurance U.S. did not have earned surplus; therefore Endurance U.S. is precluded from declaring or distributing any dividend during 2005 without the prior approval of the Superintendent of the State of New York Insurance Department.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the "FSA"). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At March 31, 2005, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

On April 18, 2005, the Company amended its existing Credit Agreement among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent. See "—Significant transactions and events" above.

The Company's aggregate invested assets as of March 31, 2005 totaled $4.1 billion compared to aggregate invested assets of $3.9 billion as of December 31, 2004. The increase in invested assets since December 31, 2004 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by loss and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid.

On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under its credit facilities and capital base established by its initial public offering, its original private placement and its 7% Notes due 2034 to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity in order to implement its business strategy or pay claims.

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Information about Market Risk" included in the 2004 Annual Report on Form 10-K, as amended.

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

Reserve for losses and loss expenses

As of March 31, 2005, the Company had accrued losses and loss expense reserves of $1.7 billion. This amount represents the Company's actuarial best estimate of the ultimate liability for payment of losses and loss expenses related to loss events as of March 31, 2005. During the three month period ended March 31, 2005, the Company paid losses and loss expenses of $89.9 million.

As of March 31, 2005, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses and loss expenses. See "Critical Accounting Policies—Reserve for Losses and Loss Expenses" included in the 2004 Annual Report on Form 10-K, as amended.

Incurred losses for the three months ended March 31, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$73,431	$15,916	$81,067	$36,855	$49,715	$45,953	$(5,877)	297,060
Prior years	(28,900)	(5,146)	(1,929)	2,477	(12,265)	(238)	—	(46,001)
Total Incurred Losses	$44,531	$10,770	$79,138	$39,332	$37,450	$45,715	$(5,877)	$251,059

(1)	This column reconciles the Company's incurred losses by segment to the Company's financial statement presentation. See "Deposit Accounting" above for further discussion.

Incurred losses for the three months ended March 31, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Incurred related to:
Current year	$63,008	$10,201	$71,112	$12,448	$38,943	$45,669	$241,381
Prior years	(2,392)	(7,288)	(1,827)	(6,294)	(371)	(1,200)	(19,372)
Total Incurred Losses	$60,616	$2,913	$69,285	$6,154	$38,572	$44,469	$222,009

Incurred losses for the three months ended March 31, 2005 include approximately $46.0 million in favorable development of reserves relating to the prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2005 benefited the Company's reported loss ratio by approximately 10.5 percentage points.

During the three months ended March 31, 2005, the reduction in the Company's initial estimated losses for prior accident years was experienced most significantly in the Property per Risk Treaty Reinsurance segment, where the initial estimate was reduced by approximately $28.9 million; the Casualty Individual Risk segment, where the initial estimate was reduced by approximately $12.3 million; and the Property Catastrophe Reinsurance segment, where the initial estimate was reduced by approximately $5.1 million.

The above reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses.

Reserves for losses and loss expenses are comprised of the following at March 31, 2005:

	Property perRisk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Case Reserves	$166,599	$41,414	$90,878	$56,368	$5,002	$87,815	$(240)	$447,836
IBNR	215,865	28,508	447,159	44,090	332,545	196,591	(5,637)	1,259,121
Reserve for Losses and Loss Expenses	$382,464	$69,922	$538,037	$100,458	$337,547	$284,406	$(5,877)	$1,706,957

(1)	This column reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation. See "Deposit Accounting" above for further discussion.

Reserves for losses and loss expenses are comprised of the following at March 31, 2004:

	Property perRisk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Case Reserves	$66,083	$29,322	$40,926	$14,081	$—	$44,782	$195,194
IBNR	161,090	33,723	260,718	25,675	191,045	151,873	824,124
Reserve for Losses and Loss Expenses	$227,173	$63,045	$301,644	$39,756	$191,045	$196,655	$1,019,318

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following:

—	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

—	the impact of acts of terrorism and acts of war;

—	the effects of terrorist related insurance legislation and laws;

—	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices have anticipated;

—	decreased level of demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty reinsurers;

—	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of the Company's subsidiaries;

—	uncertainties in the Company's reserving process;

—	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

—	changes in regulations or tax laws applicable to us, the Company's subsidiaries, brokers or customers;

—	acceptance of the Company's products and services, including new products and services;

—	the inability to renew business previously underwritten or acquired;

—	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

—	loss of key personnel;

—	political stability of Bermuda;

—	changes in accounting policies or practices;

—	the impact of the investigations of the New York Attorney General and other regulators on the industry and the Company in particular; and

—	changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect the Company's investment portfolio.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2004 Annual Report on Form 10-K, as amended. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

On January 5, 2005, Endurance U.S. received a subpoena from the Office of the Attorney General of the State of New York (the "NYAG") in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S., it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. We have provided the NYAG with an initial set of documents responsive to the subpoena.

Item 2.    Changes in Securities

(e)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2005 – January 31, 2005	—	$—	—	3,193,200
February 1, 2005 – February 28, 2005	138,400	35.85	138,400	3,054,800
March 1, 2005 – March 31, 2005 (3)	617,414	35.25	617,414	2,437,386
Total	755,814	$35.36	755,814	2,437,386

(1)	Ordinary shares or share equivalents.

(2)	On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company will repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. On February 17, 2005 the Company extended this program by a further 2,000,000 shares and authorized the program through February 2007.

(3)	Includes the purchase of 350,000 ordinary shares from an initial investor at a price of $34.6775 per share on March 4, 2005.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submissions of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)    The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 O.K. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President
Date: May 9, 2005	By:	/s/ James R. Kroner
James R. Kroner Chief Financial Officer (Principal Financial Officer)