Form 10-Q
period 2005-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2005-08-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended June 30, 2005, or

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

Yes / X /    No /    /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes / X /    No /    /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of August 8, 2005
Ordinary Shares – $1.00 par value	59,930,687

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	JUNE 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$457,285	$271,143
Fixed maturity investments available for sale, at fair value (amortized cost: $3,676,312 and $3,570,487 at June 30, 2005 and December 31, 2004, respectively)	3,736,645	3,578,174
Investments in other ventures, under equity method	108,703	91,036
Premiums receivable, net (includes $20,764 and $9,439 from related parties at June 30, 2005 and December 31, 2004, respectively)	779,112	545,352
Deferred acquisition costs	225,647	195,419
Securities lending collateral	340,166	407,527
Prepaid reinsurance premiums	9,772	5,248
Losses recoverable	13,909	12,203
Accrued investment income	30,251	28,378
Intangible assets	51,272	47,107
Other assets	56,951	44,251
Total assets	$5,809,713	$5,225,838

LIABILITIES
Reserve for losses and loss expenses	$1,823,541	$1,549,661
Reserve for unearned premiums	1,109,880	897,605
Deposit liabilities	56,341	—
Reinsurance balances payable	56,400	70,507
Securities lending payable	340,166	407,527
Debt	391,291	391,280
Other liabilities	44,969	46,803
Total liabilities	3,822,588	3,363,383

SHAREHOLDERS' EQUITY
Common shares
Ordinary – 59,924,687 issued and outstanding (2004 – 61,254,992)	59,925	61,255
Additional paid-in capital	1,070,015	1,111,633
Accumulated other comprehensive income	31,433	39,473
Retained earnings	825,752	650,094
Total shareholders' equity	1,987,125	1,862,455
Total liabilities and shareholders' equity	$5,809,713	$5,225,838

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenues
Gross premiums written	$403,189	$350,661	$1,105,680	$1,071,292
Net premiums written	394,590	350,599	1,093,768	1,067,606
Change in unearned premiums	43,331	45,388	(218,249)	(255,793)
Net premiums earned (includes $5,225 and $680 from related parties for the six months ended June 30, 2005 and 2004, respectively)	437,921	395,987	875,519	811,813
Net investment income	39,696	28,944	79,707	53,619
Net realized gains (losses) on sales of investments	592	(614)	(3,861)	4,562
Other underwriting (loss) income	(145)	—	26	—
Total revenues	478,064	424,317	951,391	869,994
Expenses
Losses and loss expenses (includes $3,399 and $495 from related parties for the six months ended June 30, 2005 and 2004, respectively)	228,916	189,208	479,975	411,217
Acquisition expenses (includes $1,469 and $75 payable to related parties for the six months ended June 30, 2005 and 2004, respectively)	89,334	82,667	176,109	168,185
General and administrative expenses	40,432	32,537	73,978	64,304
Amortization of intangibles	1,158	944	2,378	1,888
Net foreign exchange losses	1,742	2,879	4,163	6,038
Interest expense	5,612	834	11,083	1,662
Total expenses	367,194	309,069	747,686	653,294
Income before income taxes	110,870	115,248	203,705	216,700
Income tax (expense) benefit	(853)	(492)	2,571	(1,072)
Net income	110,017	114,756	206,276	215,628
Other comprehensive (loss) income
Holding gains (losses) on investments arising during the period (2005: net of applicable deferred income taxes of $4,701 – three month period; $1,707 – six month period)	42,206	(69,164)	1,263	(43,042)
Foreign currency translation adjustments	(9,542)	(1,995)	(13,209)	2,737
Net gain (loss) on derivatives designated as cash flow hedge	23	(162)	45	(209)
Reclassification adjustment for net realized losses (gains) included in net income	(592)	614	3,861	(4,562)
Other comprehensive income (loss)	32,095	(70,707)	(8,040)	(45,076)
Comprehensive income	$142,112	$44,049	$198,236	$170,552
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	60,631,594	63,334,033	60,959,737	63,708,780
Diluted	66,063,355	67,919,399	66,276,048	68,244,441
Basic earnings per share	$1.81	$1.81	$3.38	$3.38
Diluted earnings per share	$1.67	$1.69	$3.11	$3.16

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Common shares
Balance, beginning of period	$61,255	$63,912
Issuance of common shares	109	114
Repurchase of common shares	(1,439)	(2,037)
Balance, end of period	59,925	61,989

Additional paid-in capital
Balance, beginning of period	1,111,633	1,189,570
Issuance of common shares	976	1,671
Issuance of restricted share units	9,252	5,788
Repurchase of common shares	(50,319)	(62,692)
Settlement of equity awards	(1,639)	(1,499)
Public offering and registration costs	(390)	(2,086)
Stock-based compensation expense	502	1,331
Balance, end of period	1,070,015	1,132,083

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	34,202	20,722
Foreign currency translation adjustments	(13,209)	2,737
Balance, end of period	20,993	23,459
Unrealized holding gains on investments:
Balance, beginning of period	7,927	26,230
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	5,124	(47,604)
Balance, end of period	13,051	(21,374)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,656)	(884)
Net change from current period hedging transactions	—	(805)
Net derivative loss reclassified to earnings	45	596
Balance, end of period	(2,611)	(1,093)
Total accumulated other comprehensive income	31,433	992

Retained earnings
Balance, beginning of period	650,094	345,265
Net income	206,276	215,628
Issuance of restricted share units in lieu of dividends	(438)	(160)
Dividends on common shares	(30,180)	(24,526)
Balance, end of period	825,752	536,207

Total shareholders' equity	$1,987,125	$1,731,271

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Cash flows provided by operating activities:
Net income	$206,276	$215,628
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,433	17,428
Net realized gains on sales of investments	3,861	(4,562)
Deferred taxes	(9,602)	(8,160)
Stock-based compensation expense	4,523	2,825
Equity in earnings of unconsolidated venture	(3,917)	—
Premiums receivable, net	(233,760)	(192,924)
Deferred acquisition costs	(30,228)	(46,533)
Losses recoverable	(1,706)	(426)
Prepaid reinsurance premiums	(4,524)	(1,260)
Accrued investment income	(1,873)	(2,329)
Other assets	(2,783)	467
Reserve for losses and loss expenses	273,880	337,138
Reserve for unearned premiums	212,275	257,411
Deposit liabilities	56,341	—
Reinsurance balances payable	(14,107)	1,590
Other liabilities	96	12,630
Net cash provided by operating activities	472,185	588,923

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,673,542	837,383
Proceeds from maturities and calls on fixed maturity investments	326,665	199,770
Purchases of fixed maturity investments	(2,183,952)	(1,429,724)
Purchase of investments in other ventures, under equity method	(13,750)	—
Purchases of fixed assets	(4,918)	(3,965)
Net cash paid in HartRe acquisition	(9,475)	(6,121)
Net cash used in investing activities	(211,888)	(402,657)

Cash flows (used in) provided by financing activities:
Issuance of common shares	1,085	1,785
Settlement of equity awards	(1,639)	(1,499)
Offering and registration costs paid	(248)	(694)
Repurchase of common shares	(51,937)	(64,729)
Dividends paid	(30,180)	(24,526)
Net cash used in financing activities	(82,919)	(89,663)
Effect of exchange rate changes on cash and cash equivalents	8,764	451
Net increase in cash and cash equivalents	186,142	97,054
Cash and cash equivalents, beginning of period	271,143	150,923
Cash and cash equivalents, end of period	$457,285	$247,977

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America ("Endurance U.S."), based in White Plains, New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

On April 18, 2005, the Company amended its existing Credit Agreement among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent (the "Amended Agreement") in order to (i) allow for the issuance of multi-currency letters of credit, (ii) allow for the "fronting" of letters of credit by banks that are participants in the Amended Agreement, (iii) extend the maturity of the facility to April 18, 2010, and (iv) increase the size of the facility to $925 million from $850 million. The remaining material terms of the Company's existing Credit Agreement, described previously in the 2004 Annual Report on Form 10-K, are unchanged.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

3.	Securities lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% - 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $335.2 million in securities on loan at June 30, 2005.

4.	Earnings per share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings' common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the fully vested restricted share units discussed in note 5. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Numerator:
Net income available to common shareholders	$110,017	$114,756
Denominator:
Weighted average shares – basic
Common shares outstanding	60,352,912	63,118,374
Vested restricted share units outstanding	278,682	215,659
	60,631,594	63,334,033
Share equivalents
Unvested restricted share units outstanding	213,381	49,694
Warrants	3,612,508	3,177,852
Options	1,605,872	1,357,820
Weighted average shares – diluted	66,063,355	67,919,399
Basic earnings per common share	$1.81	$1.81
Diluted earnings per common share	$1.67	$1.69

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.	Earnings per share, cont'd.

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Numerator:
Net income available to common shareholders	$206,276	$215,628
Denominator:
Weighted average shares – basic
Common shares outstanding	60,701,697	63,519,967
Vested restricted share units outstanding	258,040	188,813
	60,959,737	63,708,780
Share equivalents
Unvested restricted share units outstanding	203,281	—
Warrants	3,533,061	3,167,775
Options	1,579,969	1,367,886
Weighted average shares – diluted	66,276,048	68,244,441
Basic earnings per common share	$3.38	$3.38
Diluted earnings per common share	$3.11	$3.16

The Company declared a dividend of $0.25 per common share on April 27, 2005. The dividend was paid on June 30, 2005 to shareholders of record as of June 16, 2005.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Dividends declared per common share	$0.25	$0.21	$0.50	$0.39

5.	Stock-based employee compensation plans

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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
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

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. However, under the provisions of AICPA Statement of Position ("SOP") 98-7 – Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"), a small number of reinsurance contracts written during the six months ended June 30, 2005 have been accounted for as deposit liabilities.

The following table provides a summary of the segment revenues and results for the three months ended June, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk
Revenues
Gross premiums written	$99,342	$67,574	$31,750	$35,932
Net premiums written	99,268	67,574	31,048	32,410
Net premiums earned	114,487	61,926	106,317	26,318
Other underwriting income	—	—	—	—
	114,487	61,926	106,317	26,318
Expenses
Losses and loss expenses	62,996	6,536	79,398	7,958
Acquisition expenses	31,981	8,593	29,996	2,977
General and administrative expenses	8,599	5,877	7,840	3,585
	103,576	21,006	117,234	14,520
Underwriting income (loss)	$10,911	$40,920	$(10,917)	$11,798
Loss ratio	55.0%	10.6%	74.7%	30.2%
Acquisition expense ratio	27.9%	13.9%	28.2%	11.3%
General and administrative expense ratio	7.5%	9.5%	7.4%	13.6%
Combined ratio	90.4%	34.0%	110.3%	55.1%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting (1)	Total
Revenues
Gross premiums written	$105,079	$64,747	$(1,235)	$403,189
Net premiums written	103,520	62,005	(1,235)	394,590
Net premiums earned	63,642	79,154	(13,923)	437,921
Other underwriting income	—	—	(145)	(145)
	63,642	79,154	(14,068)	437,776
Expenses
Losses and loss expenses	40,233	40,425	(8,630)	228,916
Acquisition expenses	3,325	16,764	(4,302)	89,334
General and administrative expenses	7,659	6,872	—	40,432
	51,217	64,061	(12,932)	358,682
Underwriting income (loss)	$12,425	$15,093	$(1,136)	$79,094
Loss ratio	63.2%	51.1%	62.0%	52.3%
Acquisition expense ratio	5.2%	21.2%	30.9%	20.4%
General and administrative expense ratio	12.0%	8.7%	—	9.2%
Combined ratio	80.4%	81.0%	92.9%	81.9%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

The following table provides a summary of the segment revenues and results for the three months ended June 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
Revenues
Gross premiums written	$92,251	$63,934	$52,668
Net premiums written	92,251	63,934	52,640
Net premiums earned	111,886	56,805	89,233
Expenses
Losses and loss expenses	58,815	3,499	53,849
Acquisition expenses	30,319	6,915	24,220
General and administrative expenses	7,654	5,722	6,854
	96,788	16,136	84,923
Underwriting income	$15,098	$40,669	$4,310
Loss ratio	52.6%	6.2%	60.3%
Acquisition expense ratio	27.1%	12.2%	27.1%
General and administrative expense ratio	6.8%	10.1%	7.7%
Combined ratio	86.5%	28.5%	95.1%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
Revenues
Gross premiums written	$30,453	$84,414	$26,941	$350,661
Net premiums written	30,758	84,075	26,941	350,599
Net premiums earned	24,458	59,594	54,011	395,987
Expenses
Losses and loss expenses	10,817	35,326	26,902	189,208
Acquisition expenses	3,063	6,193	11,957	82,667
General and administrative expenses	2,945	6,079	3,283	32,537
	16,825	47,598	42,142	304,412
Underwriting income (loss)	$7,633	$11,996	$11,869	$91,575
Loss ratio	44.2%	59.3%	49.8%	47.8%
Acquisition expense ratio	12.5%	10.4%	22.1%	20.9%
General and administrative expense ratio	12.0%	10.2%	6.1%	8.2%
Combined ratio	68.7%	79.9%	78.0%	76.9%

The following table reconciles total segment results to consolidated income before income taxes for the three months ended June 30, 2005 and 2004, respectively:

	2005	2004
Total underwriting income	$79,094	$91,575
Net investment income	39,696	28,944
Net foreign exchange losses	(1,742)	(2,879)
Net realized (losses) gains on sales of investments	592	(614)
Amortization of intangibles	(1,158)	(944)
Interest expense	(5,612)	(834)
Consolidated income before income taxes	$110,870	$115,248

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk
Revenues
Gross premiums written	$270,632	$178,264	$283,293	$59,306
Net premiums written	270,558	178,264	280,831	55,560
Net premiums earned	233,072	120,825	224,362	53,514
Other underwriting income	—	—	—	—
	233,072	120,825	224,362	53,514
Expenses
Losses and loss expenses	107,526	17,306	158,535	47,290
Acquisition expenses	64,404	15,889	59,750	6,447
General and administrative expenses	15,214	10,683	17,145	5,809
	187,144	43,878	235,430	59,546
Underwriting income (loss)	$45,928	$76,947	$(11,068)	$(6,032)
Loss ratio	46.1%	14.3%	70.7%	88.4%
Acquisition expense ratio	27.6%	13.2%	26.6%	12.0%
General and administrative expense ratio	6.5%	8.8%	7.6%	10.9%
Combined ratio	80.2%	36.3%	104.9%	111.3%

	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting (1)	Total
Revenues
Gross premiums written	$152,769	$248,273	$(86,857)	$1,105,680
Net premiums written	151,300	244,112	(86,857)	1,093,768
Net premiums earned	124,106	144,220	(24,580)	875,519
Other underwriting income	—	—	26	26
	124,106	144,220	(24,554)	875,545
Expenses
Losses and loss expenses	77,684	86,140	(14,506)	479,975
Acquisition expenses	7,949	29,684	(8,014)	176,109
General and administrative expenses	10,752	14,375	—	73,978
	96,385	130,199	(22,520)	730,062
Underwriting income (loss)	$27,721	$14,021	$(2,034)	$145,483
Loss ratio	62.6%	59.7%	59.1%	54.8%
Acquisition expense ratio	6.4%	20.6%	32.6%	20.1%
General and administrative expense ratio	8.7%	10.0%	—	8.4%
Combined ratio	77.7%	90.3%	91.7%	83.3%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
Revenues
Gross premiums written	$298,663	$192,473	$239,846
Net premiums written	298,663	192,473	237,068
Net premiums earned	230,011	110,179	195,287
Expenses
Losses and loss expenses	119,431	6,412	123,134
Acquisition expenses	60,359	13,109	52,260
General and administrative expenses	15,777	11,016	15,159
	195,567	30,537	190,553
Underwriting income	$34,444	$79,642	$4,734
Loss ratio	51.9%	5.8%	63.1%
Acquisition expense ratio	26.2%	11.9%	26.8%
General and administrative expense ratio	6.9%	10.0%	7.8%
Combined ratio	85.0%	27.7%	97.7%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
Revenues
Gross premiums written	$59,987	$134,506	$145,817	$1,071,292
Net premiums written	59,419	134,166	145,817	1,067,606
Net premiums earned	47,313	114,269	114,754	811,813
Expenses
Losses and loss expenses	16,971	73,898	71,371	411,217
Acquisition expenses	5,744	12,324	24,389	168,185
General and administrative expenses	5,267	9,934	7,151	64,304
	27,982	96,156	102,911	643,706
Underwriting income (loss)	$19,331	$18,113	$11,843	$168,107
Loss ratio	35.9%	64.7%	62.2%	50.7%
Acquisition expense ratio	12.1%	10.8%	21.3%	20.7%
General and administrative expense ratio	11.1%	8.7%	6.2%	7.9%
Combined ratio	59.1%	84.2%	89.7%	79.3%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

The following table reconciles total segment results to consolidated income before income taxes for the six months ended June 30, 2005 and 2004, respectively:

	2005	2004
Total underwriting income	$145,483	$168,107
Net investment income	79,707	53,619
Net foreign exchange losses	(4,163)	(6,038)
Net realized (losses) gains on sales of investments	(3,861)	4,562
Amortization of intangibles	(2,378)	(1,888)
Interest expense	(11,083)	(1,662)
Consolidated income before income taxes	$203,705	$216,700

The following table provides the reserves for losses and loss expenses by segment as of June 30, 2005 and 2004, respectively:

	2005	2004
Property Per Risk Treaty Reinsurance	$391,239	$268,515
Property Catastrophe Reinsurance	60,699	59,885
Casualty Treaty Reinsurance	606,885	350,457
Property Individual Risk	95,659	49,770
Casualty Individual Risk	377,968	226,362
Aerospace and Other Specialty Lines	304,684	215,307
Deposit Accounting (1)	(13,593)	—
Total	$1,823,541	$1,170,296

(1)	This line reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation.

7.	Commitments and contingencies

Concentrations of credit risk.    As of June 30, 2005, substantially all the Company's cash and investments were held by three custodians. The Company's investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and other government obligations rated AAA.

Major production sources.    During the six month period ended June 30, 2005, the Company obtained 71.3% of its gross premiums written through four brokers: Marsh & McLennan Companies, Inc. – 25.2%, Aon Corporation – 24.9%, Benfield Group – 10.7% and Willis Companies – 10.5%.

Letters of credit.    As of June 30, 2005, the Company's bankers have issued letters of credit of approximately $309.7 million in favor of certain ceding companies.

Investment commitments.    As of June 30, 2005, the Company had committed cash and cash equivalents and fixed maturity investments of $210.5 million in favor of certain ceding companies to collateralize obligations. As of June 30, 2005, the Company has also pledged $352.3 million of its fixed maturity investments as collateral to secure $309.7 million in letters of credit outstanding under its credit facility. In addition, at June 30, 2005, cash and fixed maturity investments with a fair value of $3.1 million were on deposit with U.S. state regulators.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.	Commitments and contingencies, cont'd.

The Company is subject to certain commitments with respect to its investments in other ventures at June 30, 2005. Of the $108.7 million balance as at June 30, 2005, $56.0 million was subject to redemption restriction provisions of two years from date of acquisition and $16.3 million was subject to redemption restriction provisions of three years from acquisition. At June 30, 2005, the Company was committed to investing a further $23.8 million in alternative investment funds. These additional investments were made on July 1, 2005.

Employment agreements.    The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances.

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2005 are as follows:

Year Ended June 30,	Amount
2006	$6,964
2007	6,918
2008	6,970
2009	6,956
2010	6,423
2011 and thereafter	22,876
$57,107

Total rent expense under operating leases for the six month period ended June 30, 2005 was $3,409,000 (2004 – $3,005,000).

Legal Proceedings.    The Company is party to various legal proceedings generally arising in the normal course of its business. While any legal proceeding contains an element of uncertainty, the Company does not believe that the eventual outcome of any litigation or arbitration proceeding to which it is presently a party could have a material adverse effect on its financial condition or business. Pursuant to the Company's insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company's financial condition and results of operations for the three and six month periods ended June 30, 2005. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in the 2004 Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2004 Annual Report on Form 10-K, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Specialty Holdings Ltd. ("Endurance Holdings") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its three wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; and Endurance Reinsurance Corporation of America ("Endurance U.S."), based in White Plains, New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the "Company".

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

The Company commenced its U.S. insurance operations in October 2004, and to date has primarily focused on recruiting and implementing the systems and infrastructure necessary to support the business in advance of writing significant premium volumes. The Company's U.S. insurance operations are initially focusing on general and all risk property, difference in conditions coverage ("DIC"), and primary, umbrella and excess casualty risks. These U.S. insurance opportunities, obtained principally through traditional producer relationships, allow the Company to diversify its client base and distribution in lines of business that complement its existing specialty insurance and reinsurance business. The Company is in the process of acquiring one or more licensed and surplus lines insurance companies which are currently not underwriting business to facilitate the underwriting of its U.S. insurance business. The acquisitions are not expected to be material to the Company's financial condition or results of operations.

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

Application of Critical Accounting Estimates

The Company's condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company's critical accounting estimates please refer to the 2004 Annual Report on Form 10-K. There were no material changes in the application of the Company's critical accounting estimates subsequent to that report. During the three and six month periods ended June 30, 2005, the Company entered into a small number of reinsurance contracts which are accounted for by the deposit method of accounting specified by AICPA Statement of Position ("SOP") 98-7 — Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk ("SOP 98-7"). Although management has determined that accounting for these contracts as deposits is the most appropriate treatment, the Company considers the risk of loss resulting from any one of these contracts to be more than remote, and such loss could be material. See "Deposit Accounting" below for further discussion. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and the Audit Committee of the Board of Directors.

Consolidated results of operations – for the three month period ended June 30, 2005

Results of operations for the three months ended June 30, 2005 and 2004 were as follows:

	2005	2004	Change (1)
	(in thousands)
Underwriting income
Revenues
Gross premiums written	$403,189	$350,661	15.0%
Net premiums written	394,590	350,599	12.5%
Net premiums earned	437,921	395,987	10.6%
Other underwriting income	(145)	—	NM (2)
	437,776	395,987	10.6%
Expenses
Losses and loss expenses	228,916	189,208	21.0%
Acquisition expenses	89,334	82,667	8.1%
General and administrative expenses	40,432	32,537	24.3%
	358,682	304,412	17.8%
Underwriting income	79,094	91,575	(13.6%)
Net investment income	39,696	28,944	37.1%
Net foreign exchange losses	(1,742)	(2,879)	(39.5%)
Net realized gains (losses) on sales of investments	592	(614)	196.4%
Amortization of intangibles	(1,158)	(944)	22.7%
Interest expense	(5,612)	(834)	572.9%
Income tax expense	(853)	(492)	73.4%
Net income	$110,017	$114,756	(4.1%)
Loss ratio	52.3%	47.8%	4.5
Acquisition expense ratio	20.4%	20.9%	(0.5)
General and administrative expense ratio	9.2%	8.2%	1.0
Combined ratio	81.9%	76.9%	5.0
Reserve for losses and loss expenses	$1,823,541	1,170,296	55.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written during the quarter ended June 30, 2005 was due to the impact of premium adjustments and new business, offset by the non renewal of certain contracts. During the quarter ended June 30, 2005, gross premiums written included $19.1 million of positive premium adjustments related to prior periods compared to $16.9 of negative premium adjustments in the quarter ended June 30, 2004. Premium adjustments arose as a result of actual premiums reported differing from the Company's original estimates. In addition, the excess general liability line of the Casualty Individual Risk segment experienced favorable conditions resulting in $13.7 million of new business written. Continued development in the agriculture, surety, marine and personal accident lines within the Aerospace and Other Specialty Lines segment combined to produce growth of $37.8 million. Partially offsetting these increases, the Company's Casualty Treaty Reinsurance segment experienced a decrease in gross premiums written, primarily due to the non-renewal of a large professional liability contract.

Premiums ceded in both the three month periods ended June 30, 2005 and 2004 were negligible.

The increased net premiums earned in the second quarter of 2005 reflected the growth of net premiums written in 2004 and 2003.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company's investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in the second quarter of 2005 was principally due to an increase in invested assets from June 30, 2004 to June 30, 2005 of approximately 37.7%. The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months and a general increase in investment yields. Investment expenses for the three months ended June 30, 2005 were $1.6 million compared to $0.6 million for the same period in 2004.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended June 30, 2005 were 3.79% and 7.44%, respectively. For the three months ended June 30, 2004, the annualized period book yield and total return were 3.90% and 6.89%, respectively. The Company has increased its absolute cash position from March 31, 2005 to June 30, 2005. The increase in cash and cash equivalents has decreased the portfolio's overall duration to 2.42 years from 2.91 years at March 31, 2005 and 2.77 years at December 31, 2004. Overall, the annualized period book yield of the portfolio has decreased due to the addition of lower yielding cash securities and the volatility of earnings from the Company's investments in other ventures experienced during the second quarter. This has partially been offset by the repositioning of some of the Company's portfolio from government securities into higher yielding fixed income investments.

Losses and Loss Expenses.    The reported loss ratio for the three months ended June 30, 2005 was characterized by relatively light catastrophic loss activity and favorable development on prior period loss reserves.

Some segments, particularly Property Per Risk Treaty Reinsurance, Casualty Individual Risk, Property Individual Risk and Aerospace and Other Specialty Lines, experienced lower levels of reported losses than previously anticipated thereby resulting in favorable adjustments to reserves. Offsetting these developments, the reserves in Casualty Treaty Reinsurance segment were increased as the Company's regular claims audit process identified additional potential claims related to mutual fund exposures on two treaties. Overall, the Company's previously estimated loss reserves for the 2002, 2003 and 2004 accident years were reduced by $27.7 million compared to reduction in loss reserves of $40.7 million experienced during the three month period ended June 30, 2004.

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

Acquisition Expenses.    The decrease in acquisition expense ratio for the three months ended June 30, 2005 was due to normal variations in business mix.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended June 30, 2005 increased slightly due to expenses related to the development of the U.S. insurance operations. The growth of general and administrative expenses also reflected the continued development of Endurance U.S. and Endurance U.K. At June 30, 2005 the Company had 344 employees compared to 259 employees at June 30, 2004.

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

The following table summarizes the underwriting results, associated ratios and reserve for losses and loss expenses for the Company's six business segments for the three month period ended June 30, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk
	(in thousands)
Revenues
Gross premiums written	$99,342	$67,574	$31,750	$35,932
Net premiums written	99,268	67,574	31,048	32,410
Net premiums earned	114,487	61,926	106,317	26,318
Other underwriting income	—	—	—	—
	114,487	61,926	106,317	26,318
Expenses
Losses and loss expenses	62,996	6,536	79,398	7,958
Acquisition expenses	31,981	8,593	29,996	2,977
General and administrative expenses	8,599	5,877	7,840	3,585
	103,576	21,006	117,234	14,520
Underwriting income	$10,911	$40,920	$(10,917)	$11,798
Loss ratio	55.0%	10.6%	74.7%	30.2%
Acquisition expense ratio	27.9%	13.9%	28.2%	11.3%
General and administrative expense ratio	7.5%	9.5%	7.4%	13.6%
Combined ratio	90.4%	34.0%	110.3%	55.1%
Reserve for losses and loss expenses	$391,240	$60,699	$606,885	$95,659

	Casualty Individual Risk	Aerospace and Other Specialty Lines	Company Sub-total	Deposit Accounting (1)	Total
	(in thousands)
Revenues
Gross premiums written	$105,079	$64,747	$404,424	$(1,235)	$403,189
Net premiums written	103,520	62,005	395,825	(1,235)	394,590
Net premiums earned	63,642	79,154	451,844	(13,923)	437,921
Other underwriting income	—	—	—	(145)	(145)
	63,642	79,154	451,844	(14,068)	437,776
Expenses
Losses and loss expenses	40,233	40,425	237,546	(8,630)	228,916
Acquisition expenses	3,325	16,764	93,636	(4,302)	89,334
General and administrative expenses	7,659	6,872	40,432	—	40,432
	51,217	64,061	371,614	(12,932)	358,682
Underwriting income (loss)	$12,425	$15,093	$80,230	$(1,136)	$79,094
Loss ratio	63.2%	51.1%	52.6%	(62.0%)	52.3%
Acquisition expense ratio	5.2%	21.2%	20.7%	(30.9%)	20.4%
General and administrative expense ratio	12.0%	8.7%	8.9%	—	9.2%
Combined ratio	80.4%	81.0%	82.2%	(92.9%)	81.9%
Reserve for losses and loss expenses	$377,967	$304,684	$1,837,134	$(13,593)	$1,823,541

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See "Deposit Accounting" below for further discussion.

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the three month period ended June 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
	(in thousands)
Revenues
Gross premiums written	$92,251	$63,934	$52,668
Net premiums written	92,251	63,934	52,640
Net premiums earned	111,886	56,805	89,233
Expenses
Losses and loss expenses	58,815	3,499	53,849
Acquisition expenses	30,319	6,915	24,220
General and administrative expenses	7,654	5,722	6,854
	96,788	16,136	84,923
Underwriting income (loss)	$15,098	$40,669	$4,310
Loss ratio	52.6%	6.2%	60.3%
Acquisition expense ratio	27.1%	12.2%	27.1%
General and administrative expense ratio	6.8%	10.1%	7.7%
Combined ratio	86.5%	28.5%	95.1%
Reserve for losses and loss expenses	$268,515	$59,885	$350,457

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Total
	(in thousands)
Revenues
Gross premiums written	$30,453	$84,414	$26,941	$350,661
Net premiums written	30,758	84,075	26,941	350,599
Net premiums earned	24,458	59,594	54,011	395,987
Expenses
Losses and loss expenses	10,817	35,326	26,902	189,208
Acquisition expenses	3,063	6,193	11,957	82,667
General and administrative expenses	2,945	6,079	3,283	32,537
	16,825	47,598	42,142	304,412
Underwriting income (loss)	$7,633	$11,996	$11,869	$91,575
Loss ratio	44.2%	59.3%	49.8%	47.8%
Acquisition expense ratio	12.5%	10.4%	22.1%	20.9%
General and administrative expense ratio	12.0%	10.2%	6.1%	8.2%
Combined ratio	68.7%	79.9%	78.0%	76.9%
Reserve for losses and loss expenses	$49,770	$226,362	$215,307	$1,170,296

Property Per Risk Treaty Reinsurance

The Company's Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company's property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the three months ended June 30, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$99,342	$92,251	7.7%
Net premiums written	99,268	92,251	7.6%
Net premiums earned	114,487	111,886	2.3%
Expenses
Losses and loss expenses	62,996	58,815	7.1%
Acquisition expenses	31,981	30,319	5.5%
General and administrative expenses	8,599	7,654	12.3%
	103,576	96,788	7.0%
Underwriting income	$10,911	$15,098	(27.7%)
Loss ratio	55.0%	52.6%	2.4
Acquisition expense ratio	27.9%	27.1%	0.8
General and administrative expense ratio	7.5%	6.8%	0.7
Combined ratio	90.4%	86.5%	3.9

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written was primarily due to a large 15 month contract renewed in the second quarter of 2005. This contract was reflected in the first quarter results in 2004. Premiums written on this policy in the three months ended June 30, 2005 were approximately $24 million. Offsetting this increase was business that was not renewed because pricing, terms and conditions no longer met the Company's requirements. Premiums earned were largely unchanged from the corresponding period in the prior year.

Losses and Loss Expenses.    The loss ratio in the three months ended June 30, 2005 increased slightly from the corresponding period in the prior year due to a $5.6 million loss reported on a national carrier account. Favorable loss reserve development of $12.0 million was experienced in the quarter compared to $10.5 million of favorable loss reserve development in the quarter ended June 30, 2004.

Acquisition Expenses.    The acquisition expense ratio for 2005 was largely consistent with 2004. The slight increase was due to a moderate shift in the mix of business.

General and Administrative Expenses.    The increase in general and administrative expenses reflected a larger allocation of corporate expenses commensurate with the higher level of premiums written.

Property Catastrophe Reinsurance

The Company's Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company's property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company's ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the three months ended June 30, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$67,574	$63,934	5.7%
Net premiums written	67,574	63,934	5.7%
Net premiums earned	61,926	56,805	9.0%
Expenses
Losses and loss expenses	6,536	3,499	86.8%
Acquisition expenses	8,593	6,915	24.3%
General and administrative expenses	5,877	5,722	2.7%
	21,006	16,136	30.2%
Underwriting income	$40,920	$40,669	0.6%
Loss ratio	10.6%	6.2%	4.4
Acquisition expense ratio	13.9%	12.2%	1.7
General and administrative expense ratio	9.5%	10.1%	(0.6)
Combined ratio	34.0%	28.5%	5.5

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written was due in large part to positive premium adjustments. The premium adjustments related to prior periods and occurred because actual reported premiums exceeded the Company's original estimates. In addition, the Company experienced modest pricing increases on programs with U.S. hurricane exposures, particularly those with significant losses in 2004. These increases were offset by business that was not renewed where pricing, terms and conditions no longer met the Company's underwriting requirements.

Losses and Loss Expenses.    The low loss ratios for the three month periods ended June 30, 2005 and 2004 reflected the generally low level of catastrophic loss emergence during both periods. The increase in loss ratio resulted from less favorable loss reserve development in the quarter. Favorable loss reserve development declined from $10.0 million in the three months ended June 30, 2004 to $2.1 million in the three months ended June 30, 2005.

Acquisition Expenses.    The increase in acquisition expense ratio in the three months ended June 30, 2005 was a result of positive premium adjustments on a large quota share contract which bears higher than average acquisition expenses.

General and Administrative Expenses.    General and administrative expenses in the three months ended June 30, 2005 were largely unchanged from the corresponding prior year period.

Casualty Treaty Reinsurance

The Company's Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the three months ended June 30, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$31,750	$52,668	(39.7%)
Net premiums written	31,048	52,640	(41.0%)
Net premiums earned	106,317	89,233	19.1%
Expenses
Losses and loss expenses	79,398	53,849	47.4%
Acquisition expenses	29,996	24,220	23.8%
General and administrative expenses	7,840	6,854	14.4%
	117,234	84,923	38.0%
Underwriting (loss) income	$(10,917)	$4,310	(353.3%)
Loss ratio	74.7%	60.3%	14.4
Acquisition expense ratio	28.2%	27.1%	1.1
General and administrative expense ratio	7.4%	7.7%	(0.3)
Combined ratio	110.3%	95.1%	15.2

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The decrease in gross premiums written was in large part due to the non-renewal of a large professional liability contract that accounted for $28.0 million of written premium in the three months ended June 30, 2004. Total premiums from expiring contracts that were not renewed for the three months ended June 30, 2005 of $43.6 million was partially offset by new business written. Business was not renewed principally where pricing, terms and conditions no longer met the Company's requirements. The growth in premiums earned was in line with the historical growth of premiums written.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The increase in loss ratio in 2005 was a result of increases in prior year loss reserves of $9.7 million compared to $4.0 million of favorable development for the corresponding period in 2004. Prior year reserves were increased in 2005 as the Company's regular claims audit process identified additional potential claims related to mutual fund exposures on two treaties.

Acquisition Expenses.    The acquisition cost ratio for the three months ended June 30, 2005 was largely consistent compared to the same period in 2004. The moderate increase was a result of a slight change in the mix of business.

General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2005 have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Property Individual Risk

The Company's Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the three months ended June 30, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$35,932	$30,453	18.0%
Net premiums written	32,410	30,758	5.4%
Net premiums earned	26,318	24,458	7.6%
Expenses
Losses and loss expenses	7,958	10,817	(26.4%)
Acquisition expenses	2,977	3,063	(2.8%)
General and administrative expenses	3,585	2,945	21.7%
	14,520	16,825	(13.7%)
Underwriting income	$11,798	$7,633	54.6%
Loss ratio	30.2%	44.2%	(14.0)
Acquisition expense ratio	11.3%	12.5%	(1.2)
General and administrative expense ratio	13.6%	12.0%	1.6
Combined ratio	55.1%	68.7%	(13.6)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in premiums written was a result of new business written by the Company's U.S. insurance operations and Endurance U.K. These increases were offset by decreases in pricing and non-renewal of contracts due to increased capacity and competition. Business was not renewed principally where pricing, terms and conditions no longer met the Company's requirements. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses.    The decrease in loss ratio resulted from favorable prior period loss reserve development in the quarter. Loss reserve decreases were $3.5 million in the three months ended June 30, 2004 compared to $6.8 million in the three months ended June 30, 2005

Acquisition Expenses.    Acquisition expenses for the three months ended June 30, 2005 were largely consistent with the same period in 2004.

General and Administrative Expenses.    General and administrative expenses increased reflecting a larger allocation of corporate expenses commensurate with the higher level of premiums written in this segment.

Casualty Individual Risk

The Company's Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the three months ended June 30, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$105,079	$84,414	24.5%
Net premiums written	103,520	84,075	23.1%
Net premiums earned	63,642	59,594	6.8%
Expenses
Losses and loss expenses	40,233	35,326	13.9%
Acquisition expenses	3,325	6,193	(46.3%)
General and administrative expenses	7,659	6,079	26.0%
	51,217	47,598	7.6%
Underwriting income	$12,425	$11,996	3.6%
Loss ratio	63.2%	59.3%	3.9
Acquisition expense ratio	5.2%	10.4%	(5.2)
General and administrative expense ratio	12.0%	10.2%	1.8
Combined ratio	80.4%	79.9%	0.5

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in premiums resulted from favorable underwriting conditions within this segment's excess casualty line. The Company underwrote $13.7 million of new business in this segment in the second quarter of 2005. In addition, this Company renewed a large healthcare contract during the second quarter of 2005 with premiums of $6.5 million that was written for a 15 month period in the first quarter of 2004. The increase in premiums earned was a result of higher premiums written in the twelve months ended June 30, 2005 against those written in the corresponding 12 month period ended June 30, 2004. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a 12-month period.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. Consequently, in the quarter ended June 30, 2005, the Company reduced reserves for expected losses related to prior underwriting periods by $9.4 million.

Acquisition Expenses.    The acquisition expense ratio for the three months ended June 30, 2005 decreased due to a reduction of commissions paid to wholesale brokers, specifically in the healthcare and excess general liability lines.

General and Administrative Expenses.    The increased general and administrative expenses reflected a higher allocation of corporate expenses commensurate with the increased level of premiums written in this segment.

Aerospace and Other Specialty Lines

The Company's Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a number of other specialty lines including surety, agriculture, marine, energy and personal accident. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the three months ended June 30, 2005 and 2004, respectively.

	THREE MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$64,747	$26,941	140.3%
Net premiums written	62,005	26,941	130.2%
Net premiums earned	79,154	54,011	46.6%
Expenses
Losses and loss expenses	40,425	26,902	50.3%
Acquisition expenses	16,764	11,957	40.2%
General and administrative expenses	6,872	3,283	109.3%
	64,061	42,142	52.0%
Underwriting income	$15,093	$11,869	27.2%
Loss ratio	51.1%	49.8%	1.3
Acquisition expense ratio	21.2%	22.1%	(0.9)
General and administrative expense ratio	8.7%	6.1%	2.6
Combined ratio	81.0%	78.0%	3.0

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written was in large part due to the addition of agriculture and surety lines during 2004 which contributed a combined $23.4 million of gross premiums written for the three months ended June 30, 2005. Other increases in premiums written were generated by additional aerospace opportunities and an expansion in the Company's marine and energy and personal accident lines, which combined have contributed approximately $14 million to gross premiums written. The growth in premiums earned reflected the increase in premiums written.

Losses and Loss Expenses.    The losses and loss expenses experienced in the three months ended June 30, 2005 have increased proportionately with the increase in earned premium, and the loss ratio was largely consistent with the same period in 2004.

Acquisition Expenses.    The expense ratio for the three months ended June 30, 2005 was largely unchanged from the equivalent period in 2004.

General and Administrative Expenses.    General and administrative expenses have increased in line with the growth in underwriting activity, corporate staffing and increased corporate overhead allocation.

Consolidated results of operations – for the six month period ended June 30, 2005

Results of operations for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004	Change (1)
Underwriting income	(in thousands)
Revenues
Gross premiums written	$1,105,680	$1,071,292	3.2%
Net premiums written	1,093,768	1,067,606	2.5%
Net premiums earned	875,519	811,813	7.8%
Other underwriting income	26	—	NM (2)
	875,545	811,813	7.9%
Expenses
Losses and loss expenses	479,975	411,217	16.7%
Acquisition expenses	176,109	168,185	4.7%
General and administrative expenses	73,978	64,304	15.0%
	730,062	643,706	13.4%
Underwriting income	145,483	168,107	(13.5%)
Net investment income	79,707	53,619	48.7%
Net foreign exchange losses	(4,163)	(6,038)	(31.1%)
Net realized (losses) gains on sales of investments	(3,861)	4,562	(184.6%)
Amortization of intangibles	(2,378)	(1,888)	26.0%
Interest expense	(11,083)	(1,662)	566.8%
Income tax benefit (expense)	2,571	(1,072)	(339.8%)
Net income	$206,276	$215,628	(4.3%)
Loss ratio	54.8%	50.7%	4.1
Acquisition expense ratio	20.1%	20.7%	(0.6)
General and administrative expense ratio	8.4%	7.9%	0.5
Combined ratio	83.3%	79.3%	4.0
Reserve for losses and loss expenses	$1,823,541	$1,170,296	55.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written during the six months to June 30, 2005 were relatively consistent with the same period in 2004. However, during the six months ended June 30, 2005, the Company entered into a small number of reinsurance contracts in its Property Per Risk Treaty Reinsurance, Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments with premiums due of approximately $86.9 million that were not included in gross premiums written, but were accounted for as deposit liabilities. See "Deposit Accounting" below for further discussion. After factoring in the effects of deposit accounting, gross premiums written increased approximately 3.2%. Excluding the effects of deposit accounting, the Company's written premium would have increased by 11.3%. About half of this increase was due to favorable premium adjustments related to prior periods as actual reported premiums were higher than the Company's original premium estimates. The Company's Casualty Treaty Reinsurance and Aerospace other Specialty Lines segments experienced increases in gross premiums written from attractive opportunities in small account workers' compensation, marine, surety and agricultural treaties. Partially offsetting these increases, the Company experienced reductions of gross premiums written in its Property Catastrophe Reinsurance and Property Per Risk Treaty segments as the expected level of rate improvement following a heavy catastrophe year in 2004 was not evident due to increased competition and reinsurance capacity.

Premiums ceded in the six month period ended June 30, 2005 and 2004 were negligible.

Net premiums earned increased in 2005 as a result of the earning of net premiums that were written in 2004 and 2003.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company's investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in 2005 was principally due to an increase in invested assets from June 30, 2004 to June 30, 2005 of approximately 37.7%. The increase in invested assets resulted from positive net operating cash flows throughout the last twelve months and a general increase in investment yields. Investment expenses for the six months ended June 30, 2005 were $2.9 million compared to investment expenses of $1.6 million for the same period in 2004.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the six month period ended June 30, 2005 were 3.85% and 3.02%, respectively. For the six month period ended June 30, 2004, the annualized period book yield and total return were 3.76% and 0.48%, respectively. The Company has increased its absolute cash position from December 31, 2004 to June 30, 2005. The increase in cash and cash equivalents has shortened the portfolio's overall duration to 2.42 years from 2.77 years at December 31, 2004 and 3.15 years at June 30, 2004. Overall, the annualized period book yield of the portfolio has increased due to the repositioning of some of the Company's portfolio from government securities into higher yielding fixed income securities and the positive impact of earnings from the Company's investments in other ventures during the first quarter of 2005. Earnings from the Company's investments in other ventures were $3.8 million and $0.2 million in the quarters ended March 31, 2005 and June 30, 2005, respectively, reflecting their inherent volatility.

Losses and Loss Expenses.    The reported loss ratio is characterized by various factors. Since the first quarter of 2004, the impact of premium growth in the Treaty Casualty Reinsurance segment and reduced premiums written in the Company's property segments resulted in a higher mix of casualty business. In addition, during the six month period ended June 30, 2005, the Company experienced a moderate amount of property losses from European windstorm Erwin, floods in California, Nevada and Israel and two industrial fires. While this shift in business mix and increase in property losses during the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 resulted in a slightly higher weighted average loss ratio, some business lines, particularly Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance and Casualty Individual Risk experienced lower levels of reported losses than previously anticipated thereby resulting in favorable adjustments to loss reserves.

During the six month period ended June 30, 2005, loss reserves held by the Company for the 2002, 2003 and 2004 accident years were reduced by $73.7 million compared to a reduction of loss reserves of $60.1 million during the six month period ended June 30, 2004. These reductions were net of reserve increases related to the 2004 Florida hurricanes, Japanese typhoons and mutual fund exposures. This reduction in the Company's estimated losses for prior years was experienced in all but the Company's Casualty Treaty Reinsurance segment. The most significant reductions were experienced in the Property Per Risk Treaty Reinsurance and the Casualty Individual Risk segments.

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

Acquisition Expenses.    The slight decrease in acquisition expense ratio was due to normal variations in business mix.

General and Administrative Expenses.    The general and administrative expense ratio for the six month period ended June 30, 2005 increased slightly due to expense related to the development of the Company's U.S. insurance operations. The growth of general and administrative expenses also reflected the continued development of Endurance U.S. and Endurance U.K. At June 30, 2005, the Company had 344 employees compared to 259 employees at June 30, 2004.

Underwriting results by operating segments

The determination of the Company's business segments was based on how the Company monitors the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. However, for financial statement presentation purposes, management determined that a small number of reinsurance contracts written during the six months ended June 30, 2005 were more appropriately accounted for as deposit liabilities. See "Deposit Accounting" below for further discussion. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company's historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment's proportional share of gross premiums written. Group reinsurance protection and recoveries are allocated to segments based on the underlying exposures covered.

The following table summarizes the underwriting results, associated ratios and reserve for losses and loss expenses for the Company's six business segments for the six month period ended June 30, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk
	(in thousands)
Revenues
Gross premiums written	$270,632	$178,264	$283,293	$59,306
Net premiums written	270,558	178,264	280,831	55,560
Net premiums earned	233,072	120,825	224,362	53,514
Other underwriting income	—	—	—	—
	233,072	120,825	224,362	53,514
Expenses
Losses and loss expenses	107,526	17,306	158,535	47,290
Acquisition expenses	64,404	15,889	59,750	6,447
General and administrative expenses	15,214	10,683	17,145	5,809
	187,144	43,878	235,430	59,546
Underwriting income	$45,928	$76,947	$(11,068)	$(6,032)
Loss ratio	46.1%	14.3%	70.7%	88.4%
Acquisition expense ratio	27.6%	13.2%	26.6%	12.0%
General and administrative expense ratio	6.5%	8.8%	7.6%	10.9%
Combined ratio	80.2%	36.3%	104.9%	111.3%
Reserve for losses and loss expenses	$391,240	$60,699	$606,885	$95,659

	Casualty Individual Risk	Aerospace and Other Specialty Lines	Company Sub-total	Deposit Accounting (1)	Total
	(in thousands)
Revenues
Gross premiums written	$152,769	$248,273	$1,192,537	$(86,857)	$1,105,680
Net premiums written	151,300	244,112	1,180,625	(86,857)	1,093,768
Net premiums earned	124,106	144,220	900,099	(24,580)	875,519
Other underwriting income	—	—	—	26	26
	124,106	144,220	900,099	(24,554)	875,545
Expenses
Losses and loss expenses	77,684	86,140	494,481	(14,506)	479,975
Acquisition expenses	7,949	29,684	184,123	(8,014)	176,109
General and administrative expenses	10,752	14,375	73,978	—	73,978
	96,385	130,199	752,582	(22,520)	730,062
Underwriting income (loss)	$27,721	$14,021	$147,517	$(2,034)	$145,483
Loss ratio	62.6%	59.7%	54.9%	(59.1%)	54.8%
Acquisition expense ratio	6.4%	20.6%	20.5%	(32.6%)	20.1%
General and administrative expense ratio	8.7%	10.0%	8.2%	—	8.4%
Combined ratio	77.7%	90.3%	83.6%	(91.7%)	83.3%
Reserve for losses and loss expenses	$377,967	$304,684	$1,837,134	$13,593	$1,823,541

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See "Deposit Accounting" below for further discussion.

The following table summarizes the underwriting results and associated ratios for the Company's six business segments for the six month period ended June 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance
	(in thousands)
Revenues
Gross premiums written	$298,663	$192,473	$239,846
Net premiums written	298,663	192,473	237,068
Net premiums earned	230,011	110,179	195,287
Expenses
Losses and loss expenses	119,431	6,412	123,134
Acquisition expenses	60,359	13,109	52,260
General and administrative expenses	15,777	11,016	15,159
	195,567	30,537	190,553
Underwriting income	$34,444	$79,642	$4,734
Loss ratio	51.9%	5.8%	63.1%
Acquisition expense ratio	26.2%	11.9%	26.8%
General and administrative expense ratio	6.9%	10.0%	7.8%
Combined ratio	85.0%	27.7%	97.7%

	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Limited	Total
	(in thousands)
Revenues
Gross premiums written	$59,987	$134,506	$145,817	$1,071,292
Net premiums written	59,419	134,166	145,817	1,067,606
Net premiums earned	47,313	114,269	114,754	811,813
Expenses
Losses and loss expenses	16,971	73,898	71,371	411,217
Acquisition expenses	5,744	12,324	24,389	168,185
General and administrative expenses	5,267	9,934	7,151	64,304
	27,982	96,156	102,911	643,706
Underwriting income	$19,331	$18,113	$11,843	$168,107
Loss ratio	35.9%	64.7%	62.2%	50.7%
Acquisition expense ratio	12.1%	10.8%	21.3%	20.7%
General and administrative expense ratio	11.1%	8.7%	6.2%	7.9%
Combined ratio	59.1%	84.2%	89.7%	79.3%

Property Per Risk Treaty Reinsurance

The Company's Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company's property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the six months ended June 30, 2005 and 2004, respectively.

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$270,632	$298,663	(9.4%)
Net premiums written	270,558	298,663	(9.4%)
Net premiums earned	233,072	230,011	1.3%
Expenses
Losses and loss expenses	107,526	119,431	(10.0%)
Acquisition expenses	64,404	60,359	6.7%
General and administrative expenses	15,214	15,777	(3.6%)
	187,144	195,567	(4.3%)
Underwriting income	$45,928	$34,444	33.3%
Loss ratio	46.1%	51.9%	(5.8)
Acquisition expense ratio	27.6%	26.2%	1.4
General and administrative expense ratio	6.5%	6.9%	(0.4)
Combined ratio	80.2%	85.0%	(4.8)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The decrease in gross premiums written was in large part due to the Company's decision to take a reduced line on a national carrier policy due to unfavorable experience in the prior year. The premiums written on this policy in the six months ended June 30, 2005 were reduced by approximately $34 million when compared to the same period in 2004. In addition, business that has not been renewed because pricing, terms and conditions no longer met the Company's requirements outpaced new business by approximately $15 million. Offsetting these decreases, gross premiums written at Endurance U.K. increased by approximately $36 million due to new business and increased premiums on renewed contracts. Premiums earned were unchanged from the corresponding period in the prior year.

Losses and Loss Expenses.    The loss ratio in the six months ended June 30, 2005 decreased from the corresponding period in the prior year due to favorable overall development of $48.3 million, offset by unfavorable loss development of $7.4 million on the Company's 2004 Florida hurricane reserves. Favorable development for the six month period ended June 30, 2004 was $12.9 million.

Acquisition Expenses.    The acquisition expense ratio for 2005 was largely consistent with 2004. The slight increase was due to a moderate shift in the mix of business.

General and Administrative Expenses.    The decrease in general and administrative expenses reflected a reduced allocation of corporate expenses commensurate with the lower level of premiums written in this segment.

Property Catastrophe Reinsurance

The Company's Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company's property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company's ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the six months ended June 30, 2005 and 2004, respectively.

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$178,264	$192,473	(7.4%)
Net premiums written	178,264	192,473	(7.4%)
Net premiums earned	120,825	110,179	9.7%
Expenses
Losses and loss expenses	17,306	6,412	169.9%
Acquisition expenses	15,889	13,109	21.2%
General and administrative expenses	10,683	11,016	(3.0%)
	43,878	30,537	43.7%
Underwriting income	$76,947	$79,642	(3.4%)
Loss ratio	14.3%	5.8%	8.5
Acquisition expense ratio	13.2%	11.9%	1.3
General and administrative expense ratio	8.8%	10.0%	(1.2)
Combined ratio	36.3%	27.7%	8.6

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The decrease in gross premiums written was due to business that has not been renewed where terms and conditions have no longer met the Company's underwriting requirements. Further, a contract with premiums of $11.3 million written in the six months ended June 30, 2004 was written on an 18 month basis, thus did not renew in the six months ended June 30, 2005 but is due for renewal later in the year. In general, the property catastrophe market was somewhat less favorable than the Company expected at the beginning of 2005, and accordingly, the Company's catastrophe exposures have been reduced year over year. Programs in this segment with U.S. hurricane exposure have generally experienced moderate pricing increases, particularly those programs with significant loss activity in 2004. In contrast, programs without U.S. hurricane exposure have experienced moderate rate reductions.

Losses and Loss Expenses.    The low loss ratios for the six month periods ended June 30, 2005 and 2004 reflected the generally low level of catastrophic loss emergence during both periods. The increase in the six months ended June 30, 2005 was a result of losses related to the Japanese typhoons amounting to approximately $11 million, offset by $7.3 million of favorable loss reserve development primarily on the 2004 accident year. Favorable development for the six month period ended June 30, 2004 was $17.3 million.

Acquisition Expenses.    The slight increase in acquisition expense ratio was a result of the changing profile of business written.

General and Administrative Expenses.    General and administrative expenses were largely unchanged from the corresponding prior year period. The slight decrease reflected a reduced allocation of corporate expenses commensurate with the lower level of premiums written in this segment.

Casualty Treaty Reinsurance

The Company's Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors' and officers' liability, umbrella liability and workers' compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the six months ended June 30, 2005 and 2004, respectively.

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$283,293	$239,846	18.1%
Net premiums written	280,831	237,068	18.5%
Net premiums earned	224,362	195,287	14.9%
Expenses
Losses and loss expenses	158,535	123,134	28.8%
Acquisition expenses	59,750	52,260	14.3%
General and administrative expenses	17,145	15,159	13.1%
	235,430	190,553	23.6%
Underwriting (loss) income	$(11,068)	$4,734	(333.8%)
Loss ratio	70.7%	63.1%	7.6%
Acquisition expense ratio	26.6%	26.8%	(0.2%)
General and administrative expense ratio	7.6%	7.8%	(0.2%)
Combined ratio	104.9%	97.7%	7.2%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written was in large part due to several new workers compensation reinsurance contracts written at Endurance U.S. Total new business written at Endurance U.S. for the six months ended June 30, 2005 of approximately $84 million was partially offset by approximately $72 million of premiums from contracts not renewed, principally where pricing, terms and conditions have no longer met the Company's requirements. Premiums from contracts not renewed included a large professional liability contract that had premiums written of $28.0 million in the six months ended June 30, 2004. The growth in premiums earned corresponded to the historical growth of premiums written.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The increased loss ratio in 2005 was a result of unfavorable loss development of $7.7 million compared to favorable development of $5.8 million in the six months ended June 30, 2004. Further contributing to the increased loss ratio was the establishment of precautionary reserves based on recent legal actions brought by the New York Attorney General and the Securities and Exchange Commission against certain insurance brokers and insurance industry participants. In addition, prior year reserves were increased in 2005 as the Company's regular claims audit process identified additional potential claims related to mutual fund exposures on two treaties.

Acquisition Expenses.    The acquisition cost ratio for the six months ended June 30, 2005 was largely consistent compared to the same period in 2004.

General and Administrative Expenses.    General and administrative expenses have increased in line with the growth in underwriting activity, increased corporate expenses, and higher staffing levels.

Property Individual Risk

The Company's Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the six months ended June 30, 2005 and 2004, respectively.

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$59,306	$59,987	(1.1)%
Net premiums written	55,560	59,419	(6.5)%
Net premiums earned	53,514	47,313	13.1%
Expenses
Losses and loss expenses	47,290	16,971	178.7%
Acquisition expenses	6,447	5,744	12.2%
General and administrative expenses	5,809	5,267	10.3%
	59,546	27,982	112.8%
Underwriting (loss) income	$(6,032)	$19,331	(131.2)%
Loss ratio	88.4%	35.9%	52.5
Acquisition expense ratio	12.0%	12.1%	(0.1)
General and administrative expense ratio	10.9%	11.1%	(0.2)
Combined ratio	111.3%	59.1%	52.2

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    This segment has experienced decreases in pricing due to increased insurance capacity and competition. This has resulted in reduced premiums recorded on those policies renewed and a portion of policies not being renewed due to less attractive terms. These decreases have been offset by additional premiums written by Endurance U.K. and the new U.S. insurance operations. The increase in premiums earned was a result of the earning of premiums that were written over the last twelve months.

Losses and Loss Expenses.    The increased loss ratio resulted from increased loss frequency and severity compared to the same period in 2004, due to losses from European winter storm Erwin, floods in California, Nevada and Israel and two industrial fires. Further, this segment experienced favorable loss reserve development on prior year reserves of $8.8 million offset in part by unfavorable loss reserve development of $4.5 million related to the Florida hurricanes. Favorable loss reserve development for the six month period ended June 30, 2004 was $9.8 million.

Acquisition Expenses.    The acquisition expense ratio for the six months ended June 30, 2005 was largely consistent with the same period in 2004.

General and Administrative Expenses.    General and administrative expenses increased in line with increased premiums earned.

Casualty Individual Risk

The Company's Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors' and officers' liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the six months ended June 30, 2005 and 2004, respectively.

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$152,769	$134,506	13.6%
Net premiums written	151,300	134,166	12.8%
Net premiums earned	124,106	114,269	8.6%
Expenses
Losses and loss expenses	77,684	73,898	5.1%
Acquisition expenses	7,949	12,324	(35.5%)
General and administrative expenses	10,752	9,934	8.2%
	96,385	96,156	0.2%
Underwriting income	$27,721	$18,113	53.0%
Loss ratio	62.6%	64.7%	(2.1)
Acquisition expense ratio	6.4%	10.8%	(4.4)
General and administrative expense ratio	8.7%	8.7%	0.0
Combined ratio	77.7%	84.2%	(6.5)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    This segment's excess general liability line experienced favorable conditions in the six months ended June 30, 2005 resulting in premium growth of $16.6 million. The increase in premiums earned was a result of higher premiums written in the twelve months ended June 30, 2005 against those written in the corresponding twelve month period ended June 30, 2004. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a twelve-month period.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. Consequently, in the six months ended June 30, 2005, the Company reduced reserves for expected losses related to prior underwriting periods by $21.6 million compared to a reduction of $6.8 million in the six months ended June 30, 2004.

Acquisition Expenses.    The acquisition expense ratio for the six months ended June 30, 2005 decreased due to a reduction of commissions paid to wholesale brokers, specifically on the healthcare and excess general liability lines.

General and Administrative Expenses.    General and administrative increased in line with increased premiums written in this segment.

Aerospace and Other Specialty Lines

The Company's Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the six months ended June 30, 2005 and 2004, respectively.

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	Change (1)
	(in thousands)
Revenues
Gross premiums written	$248,273	$145,817	70.3%
Net premiums written	244,112	145,817	67.4%
Net premiums earned	144,220	114,754	25.7%
Expenses
Losses and loss expenses	86,140	71,371	20.7%
Acquisition expenses	29,684	24,389	21.7%
General and administrative expenses	14,375	7,151	101.0%
	130,199	102,911	26.5%
Underwriting income	$14,021	$11,843	18.4%
Loss ratio	59.7%	62.2%	(2.5)
Acquisition expense ratio	20.6%	21.3%	(0.7)
General and administrative expense ratio	10.0%	6.2%	3.8
Combined ratio	90.3%	89.7%	0.6

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written was in large part due to the addition of agriculture and surety lines during 2004 which contributed a combined $76.3 million of gross premiums written for the six months ended June 30, 2005. Other increases in premiums written were generated by an expansion in the Company's marine and energy and personal accident lines which have contributed a combined $50.6 million to premium growth. Offsetting the growth was a decrease of $8.0 million gross premiums written in the aerospace line due to the non-renewal of a major contract and a reduction of satellite business written due to unfavorable pricing, terms and conditions. The growth in premiums earned was largely due to the increase in premiums written.

Losses and Loss Expenses.    The increased losses reflected reported losses of $4.2 million related to an industrial fire in Canada which impacted a marine and energy contract and increased reserves related to the additional premiums written. Offsetting the losses was favorable loss development on prior year reserves of $7.4 million compared to favorable development of $7.5 million in the six months ended June 30, 2004.

Acquisition Expenses.    The expense ratio for the six months ended June 30, 2005 was largely unchanged from the equivalent period in 2004.

General and Administrative Expenses.    General and administrative expenses have increased as a result of increased corporate overhead allocation based on increased premiums written.

Deposit accounting

During the six months ended June 30, 2005, the Company entered into 17 reinsurance contracts with $86.9 million (2004: nil) of premiums that, in management's judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these quota share contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These quota share contracts often contain significant exposures, particularly catastrophic, start up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these quota share contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these quota share contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table reconciles the Company's underwriting results by segment and income before income taxes to the Company's financial statement presentation for the six months ended June 30, 2005.

	Underwriting Results by Segment	Deposit Accounting	Totals
		(in thousands)
Underwriting income
Revenues
Gross premiums written	$1,192,537	$(86,857)	$1,105,680
Net premiums written	1,180,625	(86,857)	1,093,768
Net premiums earned	900,099	(24,580)	875,519
Other underwriting income	—	26	26
	900,099	(24,554)	875,545
Expenses
Losses and loss expenses	494,481	(14,506)	479,975
Acquisition expenses	184,123	(8,014)	176,109
General and administrative expenses	73,978	—	73,978
	752,582	(22,520)	730,062
Underwriting income	$147,517	$(2,034)	$145,483
Net investment income	78,444	1,263	79,707
Interest expense	(11,083)	—	(11,083)
Amortization of intangibles	(2,378)	—	(2,378)
Net foreign exchange losses	(4,163)	—	(4,163)
Net realized losses on sales of investments	(3,861)	—	(3,861)
Income before income taxes	$204,476	$(771)	$203,705
Loss ratio	54.9%	(59.1%)	54.8%
Acquisition expense ratio	20.5%	(32.6%)	20.1%
General and administrative expense ratio	8.2%	—	8.4%
Combined ratio	83.6%	(91.7%)	83.3%

Significant transactions and events

On May 4, 2005, Endurance Holdings entered into a purchase agreement by and among the Company, Goldman, Sachs & Co., Texas Pacific Group and Thomas H. Lee (the "Selling Shareholders") for the sale of 8,000,000 ordinary shares, par value $1.00 of Endurance Holdings (the "Ordinary Shares") held by the Selling Shareholders. The Ordinary Shares were sold under the Company's Form S-3 shelf registration statement (Reg. No. 333-116505) and represented approximately 13% of the ordinary shares then outstanding. The Company did not receive any proceeds from this offering.

On April 18, 2005, the Company amended its existing Credit Agreement among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent (the "Amended Agreement") in order to (i) allow for the issuance of multi-currency letters of credit, (ii) allow for the "fronting" of letters of credit by banks that are participants in the Amended Agreement, (iii) extend the maturity of the facility until April 18, 2010, and (iv) increase the size of the facility to $925 million from $850 million. The remaining principal terms of the Company's existing Credit Agreement, described previously in the 2004 Annual Report on Form 10-K are unchanged.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2005, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $416 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

Endurance U.S. is subject to regulation by the State of New York Insurance Department. Dividends may only be declared or distributed out of earned surplus. At June 30, 2005, Endurance U.S. did not have earned surplus; therefore Endurance U.S. is precluded from declaring or distributing any dividend during 2005 without the prior approval of the Superintendent of the State of New York Insurance Department.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the "FSA"). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At June 30, 2005, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company's aggregate cash and invested assets as of June 30, 2005 totaled $4.3 billion compared to $4.1 billion as of March 31, 2005. The increase in cash and invested assets since March 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by loss and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company's ordinary shares.

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

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk" included in the 2004 Annual Report on Form 10-K.

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

Reserve for losses and loss expenses

As of June 30, 2005, the Company had accrued losses and loss expense reserves of $1.8 billion. This amount represents the Company's actuarial best estimate of the ultimate liability for payment of losses and loss expenses related to loss events as of June 30, 2005. During the three and six month periods ended June 30, 2005, the Company paid losses and loss expenses of $107.2 million and $197.1 million, respectively.

As of June 30, 2005, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses and loss expenses. See "Critical Accounting Policies — Reserve for Losses and Loss Expenses" included in the 2004 Annual Report on Form 10-K for further details.

Incurred losses for the three months ended June 30, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting (1)	Total
	(in thousands)
Incurred related to:
Current year	$74,990	$8,653	$69,728	$14,746	$49,594	$47,583	$(8,630)	$256,664
Prior years	(11,994)	(2,117)	9,670	(6,788)	(9,361)	(7,158)	—	(27,748)
Total Incurred Losses	$62,996	$6,536	$79,398	$7,958	$40,233	$40,425	$(8,630)	$228,916

Incurred losses for the six months ended June 30, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting (1)	Total
	(in thousands)
Incurred related to:
Current year	$148,420	$24,569	$150,794	$51,601	$99,310	$93,536	$(14,506)	$553,724
Prior years	(40,894)	(7,263)	7,741	(4,311)	(21,626)	(7,396)	—	(73,749)
Total Incurred Losses	$107,526	$17,306	$158,535	$47,290	$77,684	$86,140	$(14,506)	$479,975

(1)	This column reconciles the Company's incurred losses by segment to the Company's financial statement presentation. See "Deposit Accounting" above for further discussion.

Incurred losses for the three months ended June 30, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Incurred related to:
Current year	$69,282	$13,499	$57,869	$14,303	$41,722	$33,227	$229,902
Prior years	(10,467)	(10,000)	(4,020)	(3,486)	(6,396)	(6,325)	(40,694)
Total Incurred Losses	$58,815	$3,499	$53,849	$10,817	$35,326	$26,902	$189,208

Incurred losses for the six months ended June 30, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Incurred related to:
Current year	$132,291	$23,700	$128,980	$26,751	$80,665	$78,896	$471,283
Prior years	(12,859)	(17,288)	(5,847)	(9,780)	(6,767)	(7,525)	(60,066)
Total Incurred Losses	$119,432	$6,412	$123,133	$16,971	$73,898	$71,371	$411,217

Incurred losses for the three and six months ended June 30, 2005 include approximately $27.7 million and $73.7 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2005 benefited the Company's reported loss ratio by approximately 6.3 and 8.4 percentage points, respectively.

The reductions in estimated losses for prior accident years reflected lower than expected emergence of catastrophic and attritional losses. The favorable loss development was experienced most significantly in the Company's Property Per Risk Treaty Reinsurance and Casualty Individual Risk segments. The Property Per Risk Treaty Reinsurance segment benefited from the relatively low level of catastrophic activity in the first six months of 2005. The Casualty Individual Risk segment has received few claims which have reached a level that would result in the Company paying a claim. Unfavorable loss development was experienced in the Casualty Treaty Reinsurance segment due to the establishment of precautionary reserves based on recent legal actions brought by the New York Attorney General and the Securities and Exchange Commission against certain insurance brokers and insurance industry participants and additional potential claims related to mutual fund exposures.

Reserves for losses and loss expenses are comprised of the following at June 30, 2005:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting (1)	Total
	(in thousands)
Case Reserves	$189,142	$33,722	$130,560	$52,511	$8,866	$89,633	$(2,377)	$502,057
IBNR	202,097	26,977	476,325	43,148	369,102	215,051	(11,216)	1,321,484
Reserve for Losses and Loss Expenses	$391,239	$60,699	$606,885	$95,659	$377,968	$304,684	$(13,593)	$1,823,541

(1)	This column reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation. See "Deposit Accounting" above for further discussion.

Reserves for losses and loss expenses are comprised of the following at June 30, 2004:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Case Reserves	$86,583	$21,279	$50,989	$20,271	$—	$54,999	$234,121
IBNR	181,932	38,606	299,468	29,499	226,362	160,308	936,175
Reserve for Losses and Loss Expenses	$268,515	$59,885	$350,457	$49,770	$226,362	$215,307	$1,170,296

Cautionary statement regarding forward-looking statements

Some of the statements contained herein, and certain statements that the Company may make in press releases or that Company officials may make orally, may include forward-looking statements which reflects the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general and the insurance and reinsurance sectors specifically, both as to underwriting and investment matters. Statements that include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are, or will be, important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes these factors include, but are not limited to, the following:

–	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

–	the impact of acts of terrorism and acts of war;

–	the effects of terrorist related insurance legislation and laws;

–	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices have anticipated;

–	decreased level of demand for property and casualty insurance or reinsurance, or increased competition due to an increase in capacity of property and casualty reinsurers;

–	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of the Company's subsidiaries;

–	uncertainties in the Company's reserving process;

–	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

–	changes in regulations or tax laws applicable to the Company, the Company's subsidiaries, brokers or customers;

–	acceptance of the Company's products and services, including new products and services;

–	the inability to renew business previously underwritten or acquired;

–	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

–	loss of key personnel;

–	political stability of Bermuda;

–	changes in accounting policies or practices;

–	the impact of the investigations of the New York Attorney General, the Securities and Exchange Commission and other regulators on the insurance and reinsurance industry and the Company in particular; and

–	changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect the Company's investment portfolio.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2004 Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Endurance Holdings, Endurance U.S. and three employees of one of Endurance Holdings' subsidiaries have been named in a lawsuit filed on November 18, 2004; in the Court of Common Pleas in Hamilton County, Ohio. The suit alleges misappropriation of trade secrets from the employees' former employer, Great American Custom Insurance Services, Inc., and related entities; and asserts other related claims. The suit seeks an unspecified amount of damages and injunctive relief against the defendants. On December 22, 2004, Endurance Holdings, Eudurance U.S. and the other defendants filed motions to dismiss the lawsuit for lack of personal jurisdiction over the defendants and based on the doctrine of forum non conveniens. These motions are pending.

On January 5, 2005, Endurance U.S. received a subpoena from the Office of the Attorney General of the State of New York (the "NYAG") in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S., it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. We have provided the NYAG with documents responsive to the subpoena.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1, 2005 – April 30, 2005	—	$—	—	2,437,386
May 1, 2005 – May 31, 2005	409,686	36.61	409,686	2,027,700
June 1, 2005 – June 30, 2005	273,500	36.56	273,500	1,754,200
Total	683,186	$36.59	683,186	1,754,200

(1)	Ordinary shares or share equivalents.

(2)	On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company will repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. On February 17, 2005 the Company extended this program by a further 2,000,000 shares and authorized the program through February 2007.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submissions of Matters to a Vote of Security Holders

On April 27, 2005, the Company held its Annual General Meeting of Shareholders in Pembroke, Bermuda. Represented in person or by proxy at the Annual General Meeting were 51,362,511 ordinary shares or 84% percent of the eligible ordinary shares, which was 84% of the ordinary shares then outstanding. At the Annual General Meeting, the Company's shareholders voted on the following nine proposals:

Proposal No. 1 — The election of the following to serve as Class III directors of Endurance Specialty Holdings Ltd.:

William H. Bolinder
Brendan R. O'Neill
Richard C. Perry
Robert A. Spass

The election of the following to serve as Class II directors of Endurance Specialty Holdings Ltd.:

Norman Barham
Galen R. Barnes

The election of Richard P. Schifter to serve as a Class I director of Endurance Specialty Holdings Ltd.

The following are the results of the voting:

DIRECTOR NOMINEE	FOR	WITHHELD
Norman Barham	51,323,907	38,604
Galen R. Barnes	51,323,763	38,748
William H. Bolinder	51,323,825	38,686
Brendan R. O'Neill	51,323,925	38,586
Richard C. Perry	51,142,452	220,059
Richard P. Schifter	51,124,829	237,682
Robert A. Spass	51,131,897	230,614

The following directors of the Company were not nominated for election to the Board of Directors because they have terms of office which continued after Annual General Meeting:

John T. Baily
Anthony J. DiNovi
Charles G. Froland
Kenneth J. LeStrange

Proposal No. 2 — The election of a slate of director designees to the Board of Directors of Endurance Specialty Insurance Ltd.

The following are the results of the voting:

DIRECTOR NOMINEE	FOR	WITHHELD
John T. Baily	51,304,114	58,397
Norman Barham	51,327,906	34,605
Galen R. Barnes	51,328,156	34,355
William H. Bolinder	51,327,906	34,605
Anthony J. DiNovi	51,150,808	211,703
Charles G. Froland	51,151,683	210,828
Kenneth J. LeStrange	51,167,556	194,955
Brendan R. O'Neill	51,327,281	35,230
Richard C. Perry	51,167,181	195,330
Richard P. Schifter	51,149,558	212,953
Robert A. Spass	51,310,264	52,247

Proposal No. 3 — The election of a slate of director designees to the Board of Directors of Endurance Worldwide Holdings Limited

The following are the results of the voting:

DIRECTOR NOMINEE	FOR	WITHHELD
William H. Bolinder	51,330,688	31,823
Mark. W. Boucher	51,331,063	31,448
Anthony J. DiNovi	51,159,596	202,915
Kenneth J. LeStrange	51,177,113	185,398
Simon Minshall	51,330,063	32,448
Robert A. Spass	51,160,221	202,290

Proposal No. 4 — The election of a slate of director designees to the Board of Directors of Endurance Worldwide Insurance Limited.

The following are the results of the voting:

DIRECTOR NOMINEE	FOR	WITHHELD
William H. Bolinder	51,330,688	31,823
Mark W. Boucher	51,330,688	31,923
Anthony J. DiNovi	51,331,063	31,448
Kenneth J. LeStrange	51,169,964	192,547
Simon Minshall	51,330,813	31,698
Robert A. Spass	51,153,071	209,440

Proposal No. 5 — The election of a slate of director designees to the Board of Directors of Endurance Services Limited.

The following are the results of the voting:

DIRECTOR NOMINEE	FOR	WITHHELD
William H. Bolinder	51,330,626	31,885
Steven W. Carlsen	51,331,063	31,448
Kenneth J. LeStrange	51,169,964	192,547

Proposal No. 6 — The amendment and restatement of the Company's Bye-Laws.

The following are the results of the voting:

48,014,430 ordinary shares voted FOR amending and restating the Bye-Laws

3,336,669 ordinary shares voted AGAINST amending and restating the Bye-Laws

11,412 ordinary shares ABSTAINED from amending and restating the Bye-Laws

Proposal No. 7 — The increase in the maximum size of the Company's Board of Directors from 12 directors to 15 directors.

The following are the results of the voting:

51,238,401 ordinary shares voted FOR increasing the size of the Board of Directors

66,543 ordinary shares voted AGAINST increasing in the size of the Board of Directors

57,567 ordinary shares ABSTAINED from increasing in the size of the Board of Directors

Proposal No. 8 — The adoption of the Company's Amended and Restated 2003 Non-Employee Director Equity Incentive Plan.

The following are the results of the voting:

30,627,952 ordinary shares voted FOR adoption of the Amended and Restated Plan

8,386,061 ordinary shares voted AGAINST adoption of the Amended and Restated Plan

65,925 ordinary shares ABSTAINED from adoption of the Amended and Restated Plan

12,282,573 did not vote on the adoption of the Amended and Restated Plan

Proposal No. 9 — The appointment of Ernst & Young as the Company's independent auditors for the year ending December 31, 2005 and the authorization of the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

The following are the results of the voting:

51,332,671 ordinary shares voted FOR the appointment of Ernst & Young

28,315 ordinary shares voted AGAINST the appointment of Ernst & Young

1,525 ordinary shares ABSTAINED from the appointment of Ernst & Young

Item 5.    Other Information

None

Item 6.    Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended and Restated Bye-laws
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President
Date: August 8, 2005	By:	/s/ James R. Kroner
James R. Kroner Chief Financial Officer (Principal Financial Officer)