Form 10-Q
period 2005-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2005-11-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2005, or

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

Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Description of Class	as of November 4, 2005
Ordinary Shares – $1.00 par value	66,014,738

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands of United States dollars except share amounts)

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Cash and cash equivalents	$440,184	$271,143
Fixed maturity investments available for sale, at fair value (amortized cost: $3,946,422 and $3,570,487 at September 30, 2005 and December 31, 2004, respectively)	3,916,177	3,578,174
Investments in other ventures, under equity method	139,065	91,036
Premiums receivable, net (includes $37,965 and $9,439 from related parties at September 30, 2005 and December 31, 2004, respectively)	755,691	545,352
Deferred acquisition costs	208,210	195,419
Securities lending collateral	445,415	407,527
Prepaid reinsurance premiums	21,767	5,248
Losses recoverable	33,594	12,203
Accrued investment income	32,392	28,378
Intangible assets	58,263	47,107
Deferred tax asset	59,647	16,378
Other assets	41,731	27,873
Total assets	$6,152,136	$5,225,838
LIABILITIES
Reserve for losses and loss expenses	$2,529,035	$1,549,661
Reserve for unearned premiums	1,029,969	897,605
Deposit liabilities	77,148	—
Reinsurance balances payable	60,589	70,507
Securities lending payable	445,415	407,527
Debt	391,297	391,280
Other liabilities	60,588	46,803
Total liabilities	4,594,041	3,363,383
SHAREHOLDERS’ EQUITY
Common shares Ordinary — $1.00 par value, 59,935,738 issued and outstanding (2004 — 61,254,992)	59,936	61,255
Additional paid-in capital	1,072,936	1,111,633
Accumulated other comprehensive (loss) income	(8,330)	39,473
Retained earnings	433,553	650,094
Total shareholders’ equity	1,558,095	1,862,455
Total liabilities and shareholders’ equity	$6,152,136	$5,225,838

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Gross premiums written	$370,565	$367,865	$1,476,245	$1,439,157
Net premiums written	348,644	357,700	1,442,412	1,425,306
Change in unearned premiums	92,522	51,787	(125,727)	(204,006)
Net premiums earned (includes $5,971 and $924 from related parties for the nine months ended September 30, 2005 and 2004, respectively)	441,166	409,487	1,316,685	1,221,300
Net investment income	49,494	30,978	129,201	84,597
Net realized (losses) gains on sales of investments	(1,073)	814	(4,934)	5,376
Other underwriting income	926	—	952	—
Total revenues	490,513	441,279	1,441,904	1,311,273
Expenses
Losses and loss expenses (includes $3,470 and $356 from related parties for the nine months ended September 30, 2005 and 2004, respectively)	784,608	308,255	1,264,583	719,472
Acquisition expenses (includes $1,787 and $102 payable to related parties for the nine months ended September 30, 2005 and 2004, respectively)	75,095	81,147	251,204	249,332
General and administrative expenses	42,196	32,533	116,174	96,837
Amortization of intangibles	1,158	882	3,536	2,770
Net foreign exchange (gains) losses	(1,809)	(3,089)	2,354	2,949
Interest expense	5,806	3,771	16,889	5,433
Total expenses	907,054	423,499	1,654,740	1,076,793
(Loss) income before income taxes	(416,541)	17,780	(212,836)	234,480
Income tax benefit	39,552	9,068	42,123	7,996
Net (loss) income	(376,989)	26,848	(170,713)	242,476
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (2005: net of applicable deferred income taxes of $3,542 — three month period; $1,834 — nine month period)	(42,292)	38,096	(41,029)	(4,946)
Foreign currency translation adjustments	1,434	(842)	(11,775)	1,895
Net gain (loss) on derivatives designated as cash flow hedge	22	(1,586)	67	(1,795)
Reclassification adjustment for net realized losses (gains) included in net (loss) income	1,073	(814)	4,934	(5,376)
Other comprehensive (loss) income	(39,763)	34,854	(47,803)	(10,222)
Comprehensive (loss) income	$(416,752)	$61,702	$(218,516)	$232,254
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	60,210,380	62,042,551	60,707,206	63,149,316
Diluted	60,210,380	66,476,464	60,707,206	67,707,858
Basic loss per share	$(6.26)	$0.43	$(2.81)	$3.84
Diluted loss per share	$(6.26)	$0.40	$(2.81)	$3.58

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands of United States dollars)

	Nine Months Ended September 30,
	2005	2004
Common shares
Balance, beginning of period	$61,255	$63,912
Issuance of common shares	120	162
Repurchase of common shares	(1,439)	(2,394)
Balance, end of period	59,936	61,680
Additional paid-in capital
Balance, beginning of period	1,111,633	1,189,570
Issuance of common shares	1,137	2,548
Issuance of restricted share units	11,880	6,651
Repurchase of common shares	(50,319)	(74,166)
Settlement of equity awards	(1,639)	(1,562)
Public offering and registration costs	(519)	(1,992)
Stock-based compensation expense	763	2,231
Balance, end of period	1,072,936	1,123,280
Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	34,202	20,722
Foreign currency translation adjustments	(11,775)	1,895
Balance, end of period	22,427	22,617
Unrealized holding gains on investments:
Balance, beginning of period	7,927	26,230
Net unrealized holding losses arising during the period, net of reclassification adjustment	(36,095)	(10,322)
Balance, end of period	(28,168)	15,908
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,656)	(884)
Net change from current period hedging transactions	—	(2,620)
Net derivative loss reclassified to earnings	67	825
Balance, end of period	(2,589)	(2,679)
Total accumulated other comprehensive (loss) income	(8,330)	35,846
Retained earnings
Balance, beginning of period	650,094	345,265
Net (loss) income	(170,713)	242,476
Issuance of restricted share units in lieu of dividends	(665)	(245)
Dividends on common shares	(45,163)	(37,478)
Balance, end of period	433,553	550,018
Total shareholders’ equity	$1,558,095	$1,770,824

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands of United States dollars)

	Nine Months Ended September 30,
	2005	2004
Cash flows provided by operating activities:
Net (loss) income	$(170,713)	$242,476
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	28,326	27,089
Net realized losses (gains) on sales of investments	4,934	(5,376)
Deferred taxes	(43,527)	(8,273)
Stock-based compensation expense	7,258	4,543
Equity in earnings of investments in other ventures	(10,529)	(1,108)
Premiums receivable, net	(210,339)	(128,888)
Deferred acquisition costs	(12,791)	(33,691)
Losses recoverable	(21,391)	(21,185)
Prepaid reinsurance premiums	(16,519)	(4,722)
Accrued investment income	(4,014)	(7,353)
Other assets	(3,810)	(5,944)
Reserve for losses and loss expenses	979,374	615,804
Reserve for unearned premiums	132,364	208,656
Deposit liabilities	77,148	—
Reinsurance balances payable	(9,918)	1,540
Other liabilities	9,048	12,038
Net cash provided by operating activities	734,901	895,606
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	2,181,326	1,001,838
Proceeds from maturities and calls on fixed maturity investments	471,388	283,324
Purchases of fixed maturity investments	(3,052,836)	(1,916,809)
Purchase of investments in other ventures, under equity method	(37,500)	(77,500)
Purchases of fixed assets	(9,300)	(5,037)
Net cash paid in HartRe acquisition	(24,238)	(1,768)
Net cash paid for subsidiary acquisition	(8,000)	—
Net cash used in investing activities	(479,160)	(715,952)
Cash flows (used in) provided by financing activities:
Issuance of common shares	1,257	2,710
Issuance of long-term debt	—	247,775
Settlement of equity awards	(1,638)	(1,601)
Offering and registration costs paid	(432)	(3,356)
Repurchase of common shares	(51,937)	(76,560)
Bank debt repaid	—	(103,029)
Dividends paid	(45,164)	(37,478)
Net cash (used in) provided by financing activities	(97,914)	28,461
Effect of exchange rate changes on cash and cash equivalents	11,214	(253)
Net increase in cash and cash equivalents	169,041	207,862
Cash and cash equivalents, beginning of period	271,143	150,923
Cash and cash equivalents, end of period	$440,184	$358,785
Supplemental Cash Flow Information
Net taxes paid	$2,926	$1,620
Interest paid	$21,144	$4,775

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its four wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd., based in Bermuda; Endurance Worldwide Insurance Limited, based in London, England; Endurance Reinsurance Corporation of America, based in White Plains, New York and Traders & Pacific Insurance Company, based in New York, New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to herein as the ‘‘Company.’’

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in Endurance Holdings’ Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 (the ‘‘2004 Annual Report on Form 10-K’’).

Certain reclassifications have been made for 2004 to conform to the 2005 presentation.

2.	Significant events

On August 9, 2005, Endurance Holdings entered into a purchase agreement by and among Endurance Holdings, Goldman, Sachs & Co. and Texas Pacific Group and Thomas H. Lee (the ‘‘Selling Shareholders’’) for the sale of 7,741,030 ordinary shares held by the Selling Shareholders. The ordinary shares were sold on a prospectus supplement to the Shelf Registration Statement and represented approximately 13% of the ordinary shares then outstanding. Endurance Holdings did not receive any proceeds from this offering., cont'd.

On May 4, 2005, Endurance Holdings entered into a purchase agreement by and among Endurance Holdings, Goldman, Sachs & Co. and Texas Pacific Group and Thomas H. Lee (the

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

2.	Significant events, cont'd.

‘‘Selling Shareholders’’) for the sale of 8,000,000 ordinary shares of Endurance Holdings held by the Selling Shareholders. The ordinary shares were sold under Endurance Holdings’ Form S-3 Shelf Registration Statement (Reg. No. 333-116505) and represented approximately 13% of the ordinary shares then outstanding. Endurance Holdings did not receive any proceeds from this offering.

On April 18, 2005, Endurance Holdings amended its existing Credit Agreement among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent (the ‘‘Amended Agreement’’) in order to (i) allow for the issuance of multi-currency letters of credit, (ii) allow for the ‘‘fronting’’ of letters of credit by banks that are participants in the Amended Agreement, (iii) extend the maturity of the facility to April 18, 2010, and (iv) increase the size of the facility to $925 million from $850 million. The remaining material terms of Endurance Holdings’ existing Credit Agreement, described previously in the 2004 Annual Report on Form 10-K, are unchanged.

3.	Securities lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% - 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $435.3 million in securities on loan at September 30, 2005.

4.	Earnings per share

Endurance Holdings follows Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share,’’ to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the fully vested restricted share units discussed in note 5. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method., cont'd.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

4.	Earnings per share, cont'd.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net (loss) income available to common shareholders	$(376,989)	$26,848	$(170,713)	$242,476
Denominator:
Weighted average shares — basic
Common shares outstanding	59,930,303	61,827,619	60,441,740	62,951,734
Vested restricted share units outstanding	280,077	214,932	265,466	197,582
	60,210,380	62,042,551	60,707,206	63,149,316
Share equivalents
Unvested restricted share units outstanding	—	54,836	—	14,302
Warrants	—	3,085,419	—	3,170,766
Options	—	1,293,658	—	1,373,474
Weighted average shares — diluted	60,210,380	66,476,464	60,707,206	67,707,858
Basic (loss) earnings per common share	$(6.26)	$0.43	$(2.81)	$3.84
Diluted (loss) earnings per common share	$(6.26)	$0.40	$(2.81)	$3.58

Endurance Holdings declared a dividend of $0.25 per common share on August 3, 2005. The dividend was paid on September 30, 2005 to the shareholders of record on September 16, 2005. Previously, Endurance Holdings paid dividends of $0.25 per common share on March 31, 2005 and June 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividends declared per common share	$0.25	$0.21	$0.75	$0.60

5.	Stock-based employee compensation and other stock plans

Endurance Holdings has a stock-based employee compensation plan (the ‘‘Option Plan’’) which provides for the grant of options to purchase Endurance Holdings’ ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees. Holders of restricted share units receive additional incremental restricted share units when Endurance Holdings pays dividends on its ordinary shares.

At a Special General Meeting of Endurance Holdings’ shareholders held on October 26, 2005, Endurance Holdings’ shareholders approved an employee share purchase plan (the ‘‘ESPP’’) and a Sharesave Scheme., cont'd.

Under the terms of the ESPP, all U.S. and Bermuda full-time employees who have completed five months of service may purchase Endurance Holdings’ ordinary shares at a 15% discount from the market price of the ordinary shares on the last trading day of each quarter from payroll

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

5.	Stock-based employee compensation and other stock plans, cont'd.

deductions withheld during the period. Participating employees may discontinue their participation at any time, but may not resume participation in the ESPP for a period of one year from the date of withdrawal from the plan. Ordinary shares purchased under the ESPP must be held for one year prior to disposition.

Under the terms of the Sharesave Scheme, all U.K. eligible employees may save between £5 and £250 per month for three, five or seven years. At the end of the three, five or seven year period, participating employees' savings are utilized to purchase options to acquire Endurance Holdings’ ordinary shares at a 15% discount from the market price on the date of purchase of the options. The options are exercisable by the participating employees for six months after the date of purchase. Participating employees may terminate their participation in the Sharesave Scheme and receive a refund of their contributed funds prior to the time of the purchase of the option.

Neither the ESPP nor the Sharesave Scheme is subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and neither plan is a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’).

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

•	Property Per Risk Treaty Reinsurance — reinsures individual property risks of ceding companies on a treaty basis.

•	Property Catastrophe Reinsurance — reinsures catastrophic perils for ceding companies on a treaty basis.

•	Casualty Treaty Reinsurance — reinsures third party liability exposures from ceding companies on a treaty basis.

•	Property Individual Risk — insurance and facultative reinsurance of commercial properties.

•	Casualty Individual Risk — insurance and facultative reinsurance of third party liability exposures.

•	Aerospace and Other Specialty Lines — insurance and reinsurance of aerospace, surety, marine, energy, agricultural, personal accident, and other lines.

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment’s proportional share of gross premiums written. Group reinsurance protection and recoveries are allocated to segments based on the underlying exposures covered., cont'd.

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

the provisions of AICPA Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ a small number of reinsurance contracts written during the nine months ended September 30, 2005 have been accounted for as deposit liabilities.

The following table provides a summary of the segment revenues and results for the three months ended September 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$70,602	$54,036	$101,146	$27,736	$83,247	$69,077	$(35,279)	$370,565
Net premiums written	69,338	50,171	98,529	20,147	78,161	67,577	(35,279)	348,644
Net premiums earned	100,552	71,613	107,132	24,995	66,530	91,077	(20,733)	441,166
Other underwriting income	—	—	—	—	—	—	926	926
	100,552	71,613	107,132	24,995	66,530	91,077	(19,807)	442,092
Expenses
Losses and loss expenses	242,860	172,521	59,702	120,349	47,046	154,972	(12,842)	784,608
Acquisition expenses	27,513	6,941	26,005	2,665	3,281	14,881	(6,191)	75,095
General and administrative expenses	8,015	6,212	10,021	3,064	7,599	7,285	—	42,196
	278,388	185,674	95,728	126,078	57,926	177,138	(19,033)	901,899
Underwriting income (loss)	$(177,836)	$(114,061)	$11,404	$(101,083)	$8,604	$(86,061)	$(774)	$(459,807)
Loss ratio	241.5%	240.9%	55.7%	481.5%	70.7%	170.2%	61.9%	177.8%
Acquisition expense ratio	27.4%	9.7%	24.3%	10.7%	4.9%	16.3%	29.9%	17.0%
General and administrative expense ratio	8.0%	8.7%	9.4%	12.3%	11.4%	8.0%	—	9.6%
Combined ratio	276.9%	259.3%	89.4%	504.5%	87.0%	194.5%	91.8%	204.4%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the three months ended September 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reins.	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Totals
Revenues
Gross premiums written	$33,964	$38,413	$164,495	$25,467	$59,993	$45,533	$367,865
Net premiums written	28,796	35,476	164,468	23,930	59,993	45,037	357,700
Net premiums earned	106,583	65,079	94,904	26,953	61,406	54,562	409,487
Expenses
Losses and loss expenses	105,486	41,885	62,007	16,975	40,547	41,355	308,255
Acquisition expenses	31,558	7,248	21,748	3,105	5,831	11,657	81,147
General and administrative expenses	5,545	4,651	10,273	2,761	5,501	3,802	32,533
	142,589	53,784	94,028	22,841	51,879	56,814	421,935
Underwriting income (loss)	$(36,006)	$11,295	$876	$4,112	$9,527	$(2,252)	$(12,448)
Loss ratio	99.0%	64.4%	65.3%	63.0%	66.0%	75.8%	75.3%
Acquisition expense ratio	29.6%	11.1%	22.9%	11.5%	9.5%	21.4%	19.8%
General and administrative expense ratio	5.2%	7.1%	10.8%	10.2%	9.0%	7.0%	7.9%
Combined ratio	133.8%	82.6%	99.0%	84.7%	84.5%	104.2%	103.0%

The following table reconciles total segment results to consolidated (loss) income before income taxes for the three months ended September 30, 2005 and 2004, respectively:

	2005	2004
Total underwriting loss	$(459,807)	$(12,448)
Net investment income	49,494	30,978
Net foreign exchange gains	1,809	3,089
Net realized (losses) gains on sales of investments	(1,073)	814
Amortization of intangibles	(1,158)	(882)
Interest expense	(5,806)	(3,771)
Consolidated (loss) income before income taxes	$(416,541)	$17,780

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$341,233	$232,300	$384,439	$87,042	$236,016	$317,350	$(122,135)	$1,476,245
Net premiums written	339,895	228,436	379,360	75,706	229,461	311,689	(122,135)	1,442,412
Net premiums earned	333,624	192,438	331,494	78,509	190,636	235,297	(45,313)	1,316,685
Other underwriting income	—	—	—	—	—	—	952	952
	333,624	192,438	331,494	78,509	190,636	235,297	(44,361)	1,317,637
Expenses
Losses and loss expenses	350,387	189,828	218,238	167,638	124,729	241,112	(27,349)	1,264,583
Acquisition expenses	91,916	22,829	85,756	9,112	11,230	44,566	(14,205)	251,204
General and administrative expenses	23,229	16,895	27,166	8,873	18,351	21,660	—	116,174
	465,532	229,552	331,160	185,623	154,310	307,338	(41,554)	1,631,961
Underwriting income (loss)	$(131,908)	$(37,114)	$334	$(107,114)	$36,326	$(72,041)	$(2,807)	$(314,324)
Loss ratio	105.0%	98.6%	65.8%	213.5%	65.4%	102.5%	60.4%	96.0%
Acquisition expense ratio	27.6%	11.9%	25.9%	11.6%	5.9%	18.9%	31.3%	19.1%
General and administrative expense ratio	7.0%	8.8%	8.2%	11.3%	9.6%	9.2%	—	8.8%
Combined ratio	139.6%	119.3%	99.9%	236.4%	80.9%	130.6%	91.7%	123.9%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

6.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Totals
Revenues
Gross premiums written	$332,628	$230,885	$404,341	$85,454	$194,499	$191,350	$1,439,157
Net premiums written	327,460	227,948	401,536	83,349	194,159	190,854	1,425,306
Net premiums earned	336,593	175,259	290,191	74,266	175,675	169,316	1,221,300
Expenses
Losses and loss expenses	224,917	48,297	185,141	33,946	114,445	112,726	719,472
Acquisition expenses	91,918	20,357	74,008	8,850	18,155	36,044	249,332
General and administrative expenses	21,322	15,667	25,432	8,027	15,435	10,954	96,837
	338,157	84,321	284,581	50,823	148,035	159,724	1,065,641
Underwriting income (loss)	$(1,564)	$90,938	$5,610	$23,443	$27,640	$9,592	$155,659
Loss ratio	66.8%	27.6%	63.8%	45.7%	65.1%	66.6%	58.9%
Acquisition expense ratio	27.3%	11.6%	25.5%	11.9%	10.3%	21.3%	20.4%
General and administrative expense ratio	6.3%	8.9%	8.8%	10.8%	8.8%	6.5%	7.9%
Combined ratio	100.4%	48.1%	98.1%	68.4%	84.2%	94.4%	87.2%

The following table reconciles total segment results to consolidated (loss) income before income taxes for the nine months ended September 30, 2005 and 2004, respectively:

	2005	2004
Total underwriting (loss) income	$(314,324)	$155,659
Net investment income	129,201	84,597
Net foreign exchange losses	(2,354)	(2,949)
Net realized (losses) gains on sales of investments	(4,934)	5,376
Amortization of intangibles	(3,536)	(2,770)
Interest expense	(16,889)	(5,433)
Consolidated (loss) income before income taxes	$(212,836)	$234,480

The following table provides the reserves for losses and loss expenses by segment as of September 30, 2005 and 2004, respectively:

	2005	2004
Property Per Risk Treaty Reinsurance	$590,907	$358,961
Property Catastrophe Reinsurance	233,396	103,188
Casualty Treaty Reinsurance	655,408	406,780
Property Individual Risk	206,044	66,541
Casualty Individual Risk	425,468	266,909
Aerospace and Other Specialty Lines	442,140	246,583
Deposit Accounting(1)	(24,328)	—
Total	$2,529,035	$1,448,962

(1)	This line reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.	Commitments and contingencies

Concentrations of credit risk. As of September 30, 2005, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and other government obligations rated AAA.

Major production sources.    During the nine month period ended September 30, 2005, the Company obtained 71.5% of its gross premiums written through four brokers: Marsh & McLennan Companies; Inc. — 26.9%; Aon Corporation — 23.4%; Willis Companies — 12.3%; and Benfield Group — 8.9%.

Letters of credit. As of September 30, 2005, the Company has issued letters of credit of $312.3 million under its credit facility in favor of certain ceding companies.

Investment commitments. As of September 30, 2005, the Company had committed cash and cash equivalents and fixed maturity investments of $193.9 million in favor of certain ceding companies to collateralize obligations. As of September 30, 2005, the Company has also pledged $368.2 million of its fixed maturity investments as collateral to secure $312.3 million in letters of credit outstanding under its credit facility. In addition, at September 30, 2005, cash and fixed maturity investments with fair values of $7.6 million and $27.1 million were on deposit with U.S. state and Canadian regulators, respectively.

The Company is subject to certain commitments with respect to its investments in other ventures at September 30, 2005. Of the balance outstanding at September 30, 2005 of $139.1 million, the Company is subject to redemption restriction provisions of between two to three years from the date of acquisition. At September 30, 2005, the Company was committed to investing a further $20.0 million in an alternative investment fund. This additional investment was made on October 1, 2005.

Employment agreements. The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances., cont'd.

Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2005 are as follows:

Year Ended September 30,	Amount
2006	$6,900
2007	6,956
2008	6,963
2009	6,834
2010	6,379
2011 and thereafter	21,180
$55,212

Total rent expense under operating leases for the nine month period ended September 30, 2005 was $4,845 (2004 – $4,531).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

7.	Commitments and contingencies, cont'd.

Legal Proceedings. The Company is party to various legal proceedings generally arising in the normal course of its business. While any legal proceeding contains an element of uncertainty, the Company does not believe that the eventual outcome of any litigation or arbitration proceeding to which it is presently a party could have a material adverse effect on its financial condition or business. Pursuant to the Company’s insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

Endurance Holdings, Endurance U.S. and three employees of one of Endurance Holdings’ subsidiaries were named in a lawsuit filed on November 18, 2004 in the Court of Common Pleas in Hamilton County, Ohio. The suit alleged misappropriation of trade secrets from the employees' former employer, Great American Custom Insurance Services, Inc., and related entities and asserted other related claims. On December 22, 2004, Endurance Holdings and the other defendants filed motions to dismiss the lawsuit for lack of personal jurisdiction over the defendants. The lawsuit was settled effective September 16, 2005 and on October 7, 2005 the lawsuit was dismissed with prejudice.

On January 5, 2005, Endurance U.S. received a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S., it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. The Company has provided the NYAG with an initial set of documents responsive to the subpoena.

8.	Subsequent events

As a result of the losses incurred by the Company due to Hurricane Katrina, on November 2, 2005, A.M. Best Company reduced the financial strength rating assigned to Endurance Specialty Holdings Ltd., Endurance Worldwide Insurance Limited and Endurance Reinsurance Corporation of American from ‘‘A’’ (Excellent) to ‘‘A−’’ (Excellent), with a stable outlook. Our new operating subsidiary, Traders & Pacific Insurance Company, was assigned the same ‘‘A−’’ (Excellent) rating with a stable outlook. We currently maintain a Standard & Poor’s financial strength rating for Endurance Bermuda, Endurance U.K. and Endurance U.S. of ‘‘A−’’ (Strong) with a positive outlook.

Hurricane Wilma made landfall in Mexico on October 21, 2005 and made landfall in Florida on October 24, 2005. Preliminary information indicates that this storm has caused substantial insured losses, and the Company expects that it will need to establish appropriate reserves in the fourth quarter of 2005, which may have a negative impact on its fourth quarter results of operations. While it is too early to derive a meaningful estimate of the Company’s losses from this event, publicly reported modeling estimates of the industry loss from this event currently range from $4 billion to $14.5 billion, although actual industry losses may differ substantially from these preliminary estimates., cont'd.

On October 17, 2005, Endurance Holdings consummated the offering of $200 million principal amount of 6.15% Senior Notes pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3 (Registration No. 333-125457) filed on June 10, 2005 and declared effective by the U.S. Securities and Exchange Commission on June 10, 2005 (the ‘‘Shelf Registration Statement’’). The 6.15% Senior Notes were offered by the underwriters at a price of

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

8.	Subsequent events, cont'd.

99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. On October 19, 2005, Endurance Holdings used net proceeds from the offering to repay the $143.5 million outstanding under the credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes.

The 6.15% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings’ existing and future unsecured and unsubordinated debt. The 6.15% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.

The indenture governing the 6.15% Senior Notes contains certain limited covenants including:

•	limitations on liens on the stock of restricted subsidiaries;

•	restrictions as to the disposition of the stock of restricted subsidiaries; and

•	limitations on mergers, amalgamations, conversions, consolidations and successions.

In addition, the following events constitute an event of default under the indenture governing the 6.15% Senior Notes:

•	default of payment of principal or any premium when due;

•	a default for 30 days in payment of any interest;

•	a failure to observe or perform any other covenant or agreement in the debt securities or indenture, other than a covenant or agreement included solely for the benefit of a different series of debt securities, after 90 days written notice of the failure;

•	certain events of bankruptcy, insolvency or reorganization; or

•	a continuing default, for more than 30 days after Endurance Holdings receives notice of the default under any other indenture, mortgage, bond, debenture, note or other instrument, under which Endurance Holdings or its restricted subsidiaries may incur recourse indebtedness for borrowed money in an aggregate principal amount exceeding $50,000,000, if the default resulted in the acceleration of that indebtedness, and such acceleration has not been waived or cured.

Where an event of default occurs and is continuing, either the indenture trustee or the holders of not less than 25% in principal amount of the 6.15% Senior Notes may have the right to declare the principal and accrued interest of all the 6.15% Senior Notes to be due and payable immediately. If an event of default occurs involving certain events of bankruptcy, insolvency or reorganization, all unpaid principal of all the 6.15% Senior Notes then outstanding, and interest accrued thereon, if any, shall be due and payable immediately, without any declaration or other act on the part of the indenture trustee or any holder of the 6.15% Senior Notes.

The 6.15% Senior Notes are redeemable at the option of Endurance Holdings at any time at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) an amount equal to the sum of the present values of the remaining scheduled payments for principal and interest on the notes, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semi-annual basis at the Treasury Rate (as defined in the indenture governing the 6.15% Senior Notes), plus 25 basis points; plus in each case, accrued and unpaid interest on such notes to, but excluding, such redemption date. In addition, the 6.15% Senior Notes are redeemable at a

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

8.	Subsequent events, cont'd.

redemption price equal to 100% of the principal amount, together with accrued and unpaid interest and additional amounts, if any, at the option of Endurance Holdings upon the occurrence of certain tax events.

On October 10, 2005, Endurance Holdings issued 8.0 million shares of its 7.75% Non-Cumulative, Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’). The Series A Preferred Shares sold in the offering were registered under the Securities Act of 1933, as amended, on a prospectus supplement to the Shelf Registration Statement.

The Series A Preferred Shares were issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds from this offering of $193.5 million after expenses and underwriting discounts. The proceeds from this offering are being used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes. The Series A Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2015 at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series A Preferred Shares before that date at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings:

•	submits a proposal to Endurance Holdings’ holders of ordinary shares concerning an amalgamation, consolidation, merger, arrangement, reconstruction, reincorporation, de-registration or other similar transaction involving Endurance Holdings that requires a vote of the holders of the Series A Preferred Shares, voting separately as a single class (alone or with one or more classes or series of preferred shares); or

•	submits any proposal for any other matter that, as a result of any change in Bermuda law after October 6, 2005 (whether by enactment or official interpretation), requires a vote of the holders of the Series A Preferred Shares, voting separately as a single class (alone or with one or more classes or series of preferred shares).

In addition, the Series A Preferred Shares are redeemable at a redemption price of $25.00 per share, plus declared and unpaid dividends, at the option of Endurance Holdings upon the occurrence of certain tax events.

Dividends on the Series A Preferred Shares, when, as and if declared by the board of directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, on a non-cumulative basis, quarterly in arrears on each dividend payment date, at an annual rate of 7.75%. Any such dividends to be distributed to the holders of the Series A Preferred Shares are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Series A Preferred Shares are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Shares and any parity shares for payment on any dividend payment date, then such dividends do not accrue and are not be payable. If Endurance Holdings’ board of directors or a duly authorized committee of the board has not declared a dividend before the dividend payment date for any dividend period, Endurance Holdings has no obligation to pay dividends for such dividend period after the dividend payment date for that dividend period, whether or not dividends on the Series A Preferred Shares are declared for any future dividend period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

8.	Subsequent events, cont'd.

The Series A Preferred Shares:

•	rank senior to junior shares with respect to the payment of dividends and distributions upon Endurance Holdings’ liquidation, dissolution or winding-up. Junior Shares include Endurance Holdings’ ordinary shares, and any other shares to be issued in the future, including class A shares and any other class of shares that rank junior to the Series A Preferred Shares (collectively ‘‘Junior Shares’’) either as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding-up; and

•	rank at least equally with each other series of shares ranking on parity with the Series A Preferred Shares as to dividends and distributions upon Endurance Holdings’ liquidation or dissolution or winding up, which are referred to as parity shares. As of the date hereof, no other series of parity shares is outstanding.

During any dividend period, so long as any Series A Preferred Shares remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series A Preferred Shares have been declared and paid:

•	no dividend shall be paid or declared on Endurance Holdings’ Junior Shares, other than a dividend payable solely in Junior Shares; and

•	no Junior Shares shall be purchased, redeemed or otherwise acquired for consideration by Endurance Holdings, directly or indirectly (other than (i) as a result of a reclassification of Junior Shares for or into other Junior Shares, or the exchange or conversion of one Junior Share for or into another Junior Share, (ii) through the use of the proceeds of a substantially contemporaneous sale of Junior Shares and (iii) as permitted by the bye-laws of Endurance Holdings in effect on the date of issuance of the Series A Preferred Shares).

For any dividend period in which dividends are not paid in full upon the Series A Preferred Shares and any parity shares, all dividends declared for such dividend period with respect to the Series A Preferred Shares and such parity shares shall be declared on a pro-rata basis.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Junior Shares, a liquidating distribution in the amount of $25 per Series A Preferred Share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.

Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.

The Series A Preferred Shares are listed on the New York Stock Exchange under the symbol ‘‘ENHPRA.’’

On October 6, 2005, Endurance Holdings issued 6,079,000 of its ordinary shares. Goldman, Sachs & Co. purchased the ordinary shares from Endurance Holdings and subsequently sold the ordinary shares to public investors. The ordinary shares issued in the offering were registered

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except share and per share amounts)

8.	Subsequent events, cont'd.

under the Securities Act of 1933, as amended, on a prospectus supplement to the Shelf Registration Statement at a price of $33.15 per share ($32.90 per share, net of underwriters discount) raising approximately $200 million in net proceeds. The proceeds from this offering are being used by Endurance Holdings to provide additional capital to its subsidiaries and for other general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and nine month periods ended September 30, 2005 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly-owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in the 2004 Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 (the ‘‘2004 Annual Report on Form 10-K’’).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the ‘‘Risk Factors’’ set forth in the 2004 Annual Report on Form 10-K and in our Current Report on Form 8-K dated October 3, 2005 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its four wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), based in London, England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S.’’), based in White Plains, New York and Traders & Pacific Insurance Company (‘‘Traders & Pacific’’), based in New York, New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the ‘‘Company.’’

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

The Company commenced its U.S. insurance operations in October 2004 and to date has primarily focused on recruiting and implementing the systems and infrastructure necessary to support the business in advance of writing significant premium volumes. The Company’s U.S. insurance operations are initially focusing on general and all risk property, difference in conditions coverage, and primary, umbrella and excess casualty risks. These U.S. insurance opportunities, obtained principally through traditional producer relationships, allow the Company to diversify its client base and distribution in lines of business that complement its existing specialty insurance and reinsurance business. The Company is in the process of acquiring one or more licensed insurance companies which are currently not underwriting business to facilitate the underwriting of its U.S. insurance business. On August 1, 2005, the Company completed the acquisition of Traders and Pacific Insurance Company, a non-admitted Delaware domiciled insurer with licenses in 28 states. This acquisition and potential future acquisitions are not expected to be material to the Company’s financial condition or results of operations.

Property insurance and reinsurance provides coverage of an insurable interest in tangible property for property loss, damage or loss of use. The Company writes property lines through its Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Property Individual Risk, and Aerospace and Other Specialty Lines segments.

Casualty insurance and reinsurance is primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, workers’ compensation, public liability, automobile liability, personal liability, marine and aviation liability insurance. The Company writes casualty lines through its Casualty Treaty Reinsurance, Casualty Individual Risk, and Aerospace and Other Specialty Lines segments.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company’s critical accounting estimates please refer to the 2004 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. During the three and nine month periods ended September 30, 2005, the Company entered into a small number of reinsurance contracts which are accounted for by the deposit method of accounting specified by AICPA Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ (‘‘SOP 98-7’’). Although management has determined that accounting for these contracts as deposits is the most appropriate treatment, the Company considers the risk of loss resulting from any one of these contracts to be more than remote, and such loss could be material. See ‘‘Deposit Accounting’’ below for further discussion. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated results of operations — for the three month periods ended September 30, 2005 and 2004

Results of operations for the three months ended September 30, 2005 and 2004 were as follows:

	2005	2004	Change(1)
Underwriting income	(in thousands)
Revenues
Gross premiums written	$370,565	$367,865	0.7%
Net premiums written	348,644	357,700	(2.5%)
Net premiums earned	441,166	409,487	7.7%
Other underwriting income	926	—	NM (2)
	442,092	409,487	8.0%
Expenses
Losses and loss expenses	784,608	308,255	154.5%
Acquisition expenses	75,095	81,147	(7.5%)
General and administrative expenses	42,196	32,533	29.7%
	901,899	421,935	113.8%
Underwriting loss	(459,807)	(12,448)	3,593.8%

Net investment income	49,494	30,978	59.8%
Net foreign exchange gains	1,809	3,089	(41.4%)
Net realized (losses) gains on sales of investments	(1,073)	814	(231.8%)
Amortization of intangibles	(1,158)	(882)	31.3%
Interest expense	(5,806)	(3,771)	54.0%
Income tax benefit	39,552	9,068	336.2%
Net (loss) income	$(376,989)	$26,848	(1,504.2%)
Loss ratio	177.8%	75.3%	102.5%
Acquisition expense ratio	17.0%	19.8%	(2.8%)
General and administrative expense ratio	9.6%	7.9%	1.7%
Combined ratio	204.4%	103.0%	101.4%
Reserve for losses and loss expenses	$2,529,035	$1,448,962	74.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums. The slight increase in gross premiums written during the three months ended September 30, 2005 related to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita and new and renewal business written during the period. These increases were offset by the non-renewal of certain contracts due to pricing, terms and conditions that no longer met the Company’s requirements. During the quarter ended September 30, 2005, gross premiums written included $34.5 million of reinstatement premiums primarily in the Property Catastrophe Reinsurance and Aerospace and Other Specialty Lines segments. In addition, $81.8 million of new business was written primarily in the Casualty Individual Risk and Aerospace and Other Specialty Lines segments. Within the Casualty Individual Risk segment, the healthcare line of business experienced favorable conditions resulting in an increase in gross written premiums of $6.7 million due to competitors exiting the market and resulting in a general decrease in overall market capacity within the medical professional line of business. Continued development in the surety, marine and personal accident lines within the Aerospace and Other Specialty Lines segment produced new business growth of $12.9 million in gross written premiums. In addition, an early renewal of a large property treaty contract during the three months ended September 30, 2005 resulted in additional gross written premium of

$41.1 million. This contract was reflected in the fourth quarter results in 2004 within the Property Per Risk Treaty Reinsurance segment. For the three month period ended September 30, 2004, the Company wrote new business of $105.5 million.

The 2005 increases were offset by negative premium adjustments of $8.1 million related to prior periods compared to $3.8 million of negative premium adjustments in the quarter ended September 30, 2004. In addition, the Company’s Casualty Treaty Reinsurance segment experienced a decrease in gross premiums written, primarily due to the non-renewal of contracts for a single, large national carrier. The remaining decrease resulted from contracts that were not renewed where pricing, terms and conditions did not meet the Company’s requirements.

Premiums ceded during the quarter ended September 30, 2005 totaled $21.9 million as compared with ceded premiums for the quarter ended September 30, 2004, which totaled $10.2 million. Premiums ceded for the three month period ended September 30, 2005 increased due to additional reinsurance purchased by the U.S. insurance operations of $12.1 million as a result of the growth in overall premiums written.

The increase in net premiums earned in the third quarter of 2005 resulted from reinstatement premiums as a result of Hurricanes Katrina and Rita, which are earned at the time of reinstatement.

Net Investment Income. Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company’s investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in the third quarter of 2005 was principally due to an increase in investments from September 30, 2004 to September 30, 2005 of approximately 25.3% and a general increase in investment yields. The increase in investments resulted from positive net operating cash flows throughout the last twelve months. Investment expenses for the three months ended September 30, 2005 were $1.6 million compared to $0.9 million for the same period in 2004.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended September 30, 2005 were 4.54% and 0.20%, respectively. For the three months ended September 30, 2004, the annualized period book yield and total return were 3.76% and 9.76%, respectively. The Company invested cash inflows during the three months ended September 30, 2005 of $109.7 million in a rising interest rate environment and reduced its holdings of tax free municipals, thereby increasing yields and lengthening duration to 2.69 years from 2.42 years at June 30, 2005. Overall, the annualized period book yield of the portfolio increased due to the repositioning of some of the Company’s portfolio from government and municipal securities into higher yielding fixed income investments.

Losses and Loss Expenses. The Company’s results for the three months ended September 30, 2005 included gross losses related to Hurricanes Katrina and Rita of $575.9 million. Total losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals, and loss recoveries were $528.8 million prior to tax effects. The gross losses related to Hurricane Katrina totaled $482.9 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $442.9 million prior to tax effects. The gross losses related to Hurricane Rita totaled $93.0 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $85.9 million prior to tax effects. The losses from these two hurricanes were incurred in the Company’s Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Property Individual Risk and Aerospace and Other Specialty Lines segments. The Company’s loss estimates for these hurricanes were derived primarily from a review of in-force contracts and preliminary indications received from clients. Because of the short amount of time elapsed since the hurricanes, the potential legal and regulatory developments related to potential losses, and the multiple lines of business impacted, loss estimation at this early stage is difficult. As a result, actual losses from these hurricanes may vary materially from estimated losses, and such differences will be recorded in the period in which they become known.

In the three months ended September 30, 2005, loss emergence for the 2002, 2003, and 2004 accident years was less than expected, and reserves held by the Company proved to be moderately redundant. During the period, the Company’s previously estimated ultimate losses for those accident years were reduced by $23.9 million. This favorable development in the Company’s estimated losses for prior years was experienced across all of the Company’s segments during the three months ended September 30, 2005, most significantly in the Property Per Risk Treaty Reinsurance segment.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and as experience develops and new information becomes known the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘Reserve for losses and loss expenses’’ below for further discussion.

Acquisition Expenses. The decrease in the acquisition expense ratio for the three months ended September 30, 2005 was due to reductions in commissions paid to wholesale brokers, primarily in the healthcare and excess general liability lines.

General and Administrative Expenses. The general and administrative expense ratio for the three months ended September 30, 2005 increased slightly due to expenses related to the development of the U.S. insurance operations. At September 30, 2005 the Company had 356 employees compared to 273 employees at September 30, 2004. The increase of 83 employees relates primarily to the U.S. insurance operations.

Underwriting results by operating segments

The determination of the Company’s business segments was based on how the Company monitors the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written; however, for financial statement presentation purposes, management determined that a small number of reinsurance contracts written during the period were more appropriately accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment’s proportional share of gross premiums written. Group reinsurance protection and recoveries are allocated to segments based on the underlying exposures covered.

The following table summarizes the underwriting results, associated ratios and reserve for losses and loss expenses for the Company’s six business segments for the three month period ended September 30, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Indvidual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands)
Revenues
Gross premiums written	$70,602	$54,036	$101,146	$27,736	$83,247	$69,077	$(35,279)	$370,565
Net premiums written	69,338	50,171	98,529	20,147	78,161	67,577	(35,279)	348,644
Net premiums earned	100,552	71,613	107,132	24,995	66,530	91,077	(20,733)	441,166
Other underwriting income	—	—	—	—	—	—	926	926
	100,552	71,613	107,132	24,995	66,530	91,077	(19,807)	442,092
Expenses
Losses and loss expenses	242,860	172,521	59,702	120,349	47,046	154,972	(12,842)	784,608
Acquisition expenses	27,513	6,941	26,005	2,665	3,281	14,881	(6,191)	75,095
General and administrative expenses	8,015	6,212	10,021	3,064	7,599	7,285	—	42,196
	278,388	185,674	95,728	126,078	57,926	177,138	(19,033)	901,899
Underwriting (loss) income	$(177,836)	$(114,061)	$11,404	$(101,083)	$8,604	$(86,061)	$(774)	$(459,807)
Loss ratio	241.5%	240.9%	55.7%	481.5%	70.7%	170.2%	61.9%	177.8%
Acquisition expense ratio	27.4%	9.7%	24.3%	10.7%	4.9%	16.3%	29.9%	17.0%
General and administrative expense ratio	8.0%	8.7%	9.4%	12.3%	11.4%	8.0%	—	9.6%
Combined ratio	276.9%	259.3%	89.4%	504.5%	87.0%	194.5%	91.8%	204.4%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See ‘‘Deposit Accounting’’ below for further discussion.

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended September 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrphe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Totals
	(in thousands)
Revenues
Gross premiums written	$33,964	$38,413	$164,495	$25,467	$59,993	$45,533	$367,865
Net premiums written	28,796	35,476	164,468	23,930	59,993	45,037	357,700
Net premiums earned	106,583	65,079	94,904	26,953	61,406	54,562	409,487
Expenses
Losses and loss expenses	105,486	41,885	62,007	16,975	40,547	41,355	308,255
Acquisition expenses	31,558	7,248	21,748	3,105	5,831	11,657	81,147
General and administrative expenses	5,545	4,651	10,273	2,761	5,501	3,802	32,533
	142,589	53,784	94,028	22,841	51,879	56,814	421,935
Underwriting (loss) income	$(36,006)	$11,295	$876	$4,112	$9,527	$(2,252)	$(12,448)
Loss ratio	99.0%	64.4%	65.3%	63.0%	66.0%	75.8%	75.3%
Acquisition expense ratio	29.6%	11.1%	22.9%	11.5%	9.5%	21.4%	19.8%
General and administrative expense ratio	5.2%	7.1%	10.8%	10.2%	9.0%	7.0%	7.9%
Combined ratio	133.8%	82.6%	99.0%	84.7%	84.5%	104.2%	103.0%

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$70,602	$33,964	107.9%
Net premiums written	69,338	28,796	140.8%
Net premiums earned	100,552	106,583	(5.7%)
Expenses
Losses and loss expenses	242,860	105,486	130.2%
Acquisition expenses	27,513	31,558	(12.8%)
General and administrative expenses	8,015	5,545	44.5%
	278,388	142,589	95.2%
Underwriting loss	$(177,836)	$(36,006)	393.9%
Loss ratio	241.5%	99.0%	142.5%
Acquisition expense ratio	27.4%	29.6%	(2.2%)
General and administrative expense ratio	8.0%	5.2%	2.8%
Combined ratio	276.9%	133.8%	143.1%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was primarily due to a large contract renewed in the third quarter of 2005. This contract was reflected in the fourth quarter results in 2004. Premiums written on this policy in the three months ended September 30, 2005 were approximately $41.1 million. Offsetting this increase were premium adjustments of $10.1 million related primarily to adjustments made on the expiring portion of the early renewed contract. The remaining increase was due to a moderate increase in pricing on certain programs.

Losses and Loss Expenses. The loss ratio from this segment was impacted by the effects of Hurricanes Katrina and Rita in the three months ended September 30, 2005. The combined gross losses of these storms in this segment totaled $193.0 million. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals and loss recoveries, were $187.9 million for this segment prior to tax effects. The three month period ended September 30, 2004 included losses from Hurricanes Charley, Frances, Ivan, and Jeanne.

Offsetting the hurricane losses, favorable loss reserve development of $13.5 million was experienced in the quarter compared to $18.0 million of favorable loss reserve development in the quarter ended September 30, 2004.

Acquisition Expenses. The decrease in the acquisition expense ratio for 2005 was largely due to a moderate shift in the mix of business and a slight strengthening of terms on certain contracts.

General and Administrative Expenses. The general and administrative expense ratio increased for the three months ended September 30, 2005 due to a moderate shift in the mix of business from 2004.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$54,036	$38,413	40.7%
Net premiums written	50,171	35,476	41.4%
Net premiums earned	71,613	65,079	10.0%
Expenses
Losses and loss expenses	175,521	41,885	319.1%
Acquisition expenses	6,941	7,248	(4.2%)
General and administrative expenses	6,212	4,651	33.6%
	185,674	53,784	245.2%
Underwriting (loss) income	$(114,061)	$11,295	(1,109.8%)
Loss ratio	240.9%	64.4%	176.5%
Acquisition expense ratio	9.7%	11.1%	(1.4%)
General and administrative expense ratio	8.7%	7.1%	1.6%
Combined ratio	259.3%	82.6%	176.7%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was due to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita. Reinstatement premiums for this segment totaled $20.2 million. In addition, a large 18 month contract was renewed during the quarter for $10.6 million. This contract was reflected in the first quarter 2004 results. These increases were partially offset by business that was not renewed where pricing, terms, and conditions did not meet the Company’s requirements and business that was renewed at lower rates.

Losses and Loss Expenses. The loss ratio for this segment was impacted by the effects of Hurricanes Katrina and Rita. The combined gross losses of these storms totaled $161.6 million for this segment. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals and loss recoveries, were $134.9 million prior to tax effects. The three month period ended September 30, 2004 included losses from Hurricanes Charley, Frances, Ivan, and Jeanne.

Offsetting the effects of the hurricanes and other events, favorable loss development from prior years of $1.7 million was experienced in this segment compared to positive loss development from prior years for the three months ended September 30, 2004 of $17.6 million.

Acquisition Expenses. The decrease in acquisition expense ratio for the three months ended September 30, 2005 was primarily due to reduced brokerage costs on the reinstatement premiums recorded during the quarter.

General and Administrative Expenses. The General and administrative expense ratio for the three months ended September 30, 2005 were largely unchanged from the corresponding prior year period.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$101,146	$164,495	(38.5%)
Net premiums written	98,529	164,468	(40.1%)
Net premiums earned	107,132	94,904	12.9%
Expenses
Losses and loss expenses	59,702	62,007	(3.7%)
Acquisition expenses	26,005	21,748	19.6%
General and administrative expenses	10,021	10,273	(2.5%)
	95,728	94,028	1.8%
Underwriting income	$11,404	$876	1,201.8%
Loss ratio	55.7%	65.3%	(9.6%)
Acquisition expense ratio	24.3%	22.9%	1.4%
General and administrative expense ratio	9.4%	10.8%	(1.4%)
Combined ratio	89.4%	99.0%	(9.6%)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The decrease in gross premiums written was due to business not renewed where pricing, terms and conditions no longer met the Company’s requirements. Total premiums from expiring contracts that were not renewed for the three months ended September 30, 2005 of $55.5 million was partially offset by new business written of $12.1 million. The expiring contracts included three contracts related to a single, large national carrier. Premiums earned increased due to premiums being earned out from contracts written over the last twenty-four months.

Losses and Loss Expenses. The decrease in the loss ratio in 2005 was a result of favorable loss reserve development of $2.5 million compared to $5.4 million of unfavorable development for the corresponding period in 2004. Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business.

Acquisition Expenses. The acquisition cost ratio for the three months ended September 30, 2005 increased slightly due to less favorable commission terms as a result of increases in competition and a slight change in the mix of business.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 have decreased due to a decrease in the corporate overhead allocation based on decreased premium written.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$27,736	$25,467	8.9%
Net premiums written	20,147	23,930	(15.8%)
Net premiums earned	24,995	26,953	(7.3%)
Expenses
Losses and loss expenses	120,349	16,975	609.0%
Acquisition expenses	2,665	3,105	(14.2%)
General and administrative expenses	3,064	2,761	11.0%
	126,078	22,841	452.0%
Underwriting (loss) income	$(101,083)	$4,112	(2,558.2%)
Loss ratio	481.5%	63.0%	418.5%
Acquisition expense ratio	10.7%	11.5%	(0.8%)
General and administrative expense ratio	12.3%	10.2%	2.1%
Combined ratio	504.5%	84.7%	419.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in premiums written was a result of $9.1 million of business being written by the Company’s U.S. insurance operations that had not yet commenced underwriting in 2004 and growth experienced in Endurance U.K. New business written for the quarter totaled $13.1 million (including U.S. insurance operations) and was offset by $9.6 million of business that was not renewed where pricing, terms and conditions did not meet the Company’s requirements.

Losses and Loss Expenses. The loss ratio for this segment was impacted by the effects of Hurricanes Katrina and Rita in the three months ended September 30, 2005. The combined gross losses of these storms totaled $118.3 million for this segment. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $116.9 million prior to tax effects. The three month period ended September 30, 2004 included the loss effects from Hurricanes Charley, Frances, Ivan, and Jeanne.

The increase in the loss ratio due to the hurricanes was partially offset by favorable prior period loss reserve development of $2.4 million in the three months ended September 30, 2005 compared to $3.1 million in the three months ended September 30, 2004.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2005 decreased due to the increase in premiums being written by the U.S. insurance operations on which commissions earned offset expenses incurred.

General and Administrative Expenses. General and administrative expenses increased reflecting the additional start up expenses incurred by the U.S. insurance operations.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors’ and officers’ liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$83,247	$59,993	38.8%
Net premiums written	78,161	59,993	30.3%
Net premiums earned	66,530	61,406	8.3%
Expenses
Losses and loss expenses	47,046	40,547	16.0%
Acquisition expenses	3,281	5,831	(43.7%)
General and administrative expenses	7,599	5,501	38.1%
	57,926	51,879	11.7%
Underwriting income	$8,604	$9,527	(9.7%)
Loss ratio	70.7%	66.0%	4.7%
Acquisition expense ratio	4.9%	9.5%	(4.6%)
General and administrative expense ratio	11.4%	9.0%	2.4%
Combined ratio	87.0%	84.5%	2.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in premiums resulted primarily from favorable underwriting conditions within this segment’s healthcare and excess casualty line and from new business written by the Company’s U.S. insurance operations. The Company underwrote $25.2 million of new business in this segment in the third quarter of 2005 compared to new business of $14.1 million in the same quarter in 2004. The increase in premiums earned was a result of higher premiums written in the twelve months ended September 30, 2005 against those written in the corresponding twelve month period ended September 30, 2004. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a twelve month period.

Losses and Loss Expenses. The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. Favorable loss development on prior year reserves of $0.4 million was recorded for the three months ended September 30, 2005 compared to $1.9 million of favorable loss development for the same period in 2004.

Acquisition Expenses. The acquisition expense ratio for the three months ended September 30, 2005 decreased due to a reduction of commissions paid to wholesale brokers, specifically in the healthcare and excess general liability lines.

General and Administrative Expenses. The increased general and administrative expenses reflected a higher allocation of corporate expenses commensurate with the increased level of premiums written in this segment and additional start-up expenses incurred by the U.S. insurance operations.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a number of other specialty lines including surety, agriculture, marine, energy and personal accident. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the three months ended September 30, 2005 and 2004, respectively.

	Three Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$69,077	$45,533	51.7%
Net premiums written	67,577	45,037	50.0%
Net premiums earned	91,077	54,562	66.9%
Expenses
Losses and loss expenses	154,972	41,355	274.7%
Acquisition expenses	14,881	11,657	27.7%
General and administrative expenses	7,285	3,802	91.6%
	177,138	56,814	211.8%
Underwriting loss	$(86,061)	$(2,252)	3,721.5%
Loss ratio	170.2%	75.8%	94.4%
Acquisition expense ratio	16.3%	21.4%	(5.1%)
General and administrative expense ratio	8.0%	7.0%	1.0%
Combined ratio	194.5%	104.2%	90.3%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was due to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita within the marine and energy line of business. Reinstatement premiums for this segment totaled $13.8 million. In addition, gross premiums written increased due to the addition of the surety line during 2004 which contributed $8.8 million of gross premiums written for the three months ended September 30, 2005. These increases were offset by slight declines in the aerospace line as compared to the same period in 2004. The growth in premiums earned reflected the increase in premiums written.

Losses and Loss Expenses. The loss ratio for this segment was impacted by the effects of Hurricanes Katrina and Rita on the marine and energy line of business in the three months ended September 30, 2005. The combined gross losses of these storms totaled $103.0 million. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $89.2 million prior to tax effects. The three month period ended September 30, 2004 included the loss effects from Hurricanes Charley, Frances, Ivan, and Jeanne. Other losses during the quarter included several aviation losses within the aerospace line as well as an oil rig fire within the marine and energy line of business. Favorable loss development on prior year reserves of $3.4 million was recorded for the three months ended September 30, 2005 as compared to favorable loss development of $4.9 million during the same period in 2004.

Acquisition Expenses. The decrease in the expense ratio for the three months ended September 30, 2005 was largely due to the reduced brokerage costs on the reinstatement premiums recorded during the quarter.

General and Administrative Expenses. General and administrative expenses have increased in line with the growth in underwriting activity, corporate staffing and increased corporate overhead allocation.

Consolidated results of operations — for the nine month periods ended September 30, 2005 and 2004

Results of operations for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004	Change(1)
Underwriting income	(in thousands)
Revenues
Gross premiums written	$1,476,245	$1,439,157	2.6%
Net premiums written	1,442,412	1,425,306	1.2%
Net premiums earned	1,316,685	1,221,300	7.8%
Other underwriting income	952	—	NM (2)
	1,317,637	1,221,300	7.9%
Expenses
Losses and loss expenses	1,264,583	719,472	75.8%
Acquisition expenses	251,204	249,332	0.8%
General and administrative expenses	116,174	96,837	20.0%
	1,631,961	1,065,641	53.1%
Underwriting (loss) income	(314,324)	155,659	(301.9%)
Net investment income	129,201	84,597	52.7%
Net foreign exchange losses	(2,354)	(2,949)	(20.2%)
Net realized (losses) gains on sales of investments	(4,934)	5,376	(191.8%)
Amortization of intangibles	(3,536)	(2,770)	27.7%
Interest expense	(16,889)	(5,433)	210.9%
Income tax benefit	42,123	7,996	426.8%
Net (loss) income	$(170,713)	$242,476	(170.4%)
Loss ratio	96.0%	58.9%	37.1%
Acquisition expense ratio	19.1%	20.4%	(1.3%)
General and administrative expense ratio	8.8%	7.9%	0.9%
Combined ratio	123.9%	87.2%	36.7%
Reserve for losses and loss expenses	$2,529,035	$1,448,962	74.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums. Gross premiums written during the nine months ended September 30, 2005 were relatively consistent with the same period in 2004. However, during the nine months ended September 30, 2005, the Company entered into a small number of reinsurance contracts in its Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments with premiums due of approximately $122.1 million that were not included in gross premiums written, but were accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion. After factoring in the effects of deposit accounting, gross premiums written increased approximately 2.6%. Excluding the effects of deposit accounting, the Company’s written premium increased by 11.1% or $159.2 million. Of this increase, $34.5 million relates to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita compared to reinstatement premiums for the nine months ended September 30, 2004 of $4.4 million. In addition,a large contract originally scheduled to renew during the fourth quarter of 2005 was renewed early during the nine months ended September 30, 2005 for additional gross written premium of $41.1 million. This contract was reflected in the fourth quarter results in 2004.

The Casualty Individual Risk and Aerospace and Other Specialty Lines segments experienced increases in gross premiums written from attractive opportunities in healthcare and excess casualty insurance and in small account workers’ compensation, marine, surety and agricultural treaties. Partially offsetting these increases, the Company experienced reductions of gross premiums written in its Casualty Treaty Reinsurance and Property Per Risk Treaty Reinsurance segments due to increased competition and reinsurance capacity where the Company did not renew business where pricing, terms, and conditions did not meet the Company’s requirements.

Premiums ceded during the nine month period ended September 30, 2005 totaled $33.8 million as compared with ceded premiums for the nine month period ended September 30, 2004, which totaled $13.9 million. Premiums ceded for the nine month period ended September 30, 2005 increased due to additional reinsurance purchased of $16.8 million by the U.S. insurance operations.

Net premiums earned increased in 2005 as a result of the increase in gross written premiums and reinstatement premiums that were earned at the time of reinstatement.

Net Investment Income. Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company’s investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in 2005 was principally due to an increase in investments from September 30, 2004 to September 30, 2005 of approximately 25.3% and a general increase in investment yields. The increase in investments resulted from positive net operating cash flows throughout the last twelve months. Investment expenses for the nine months ended September 30, 2005 were $4.5 million compared to investment expenses of $2.5 million for the same period in 2004.

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the nine month period ended September 30, 2005 were 4.07% and 2.10%, respectively. For the nine month period ended September 30, 2004, the annualized period book yield and total return were 3.67% and 3.47%, respectively. The Company has increased its absolute cash position from December 31, 2004 to September 30, 2005. The increase in cash and cash equivalents has shortened the portfolio’s overall duration to 2.69 years from 2.77 years at December 31, 2004 and 2.91 years at September 30, 2004. Overall, the annualized period book yield of the portfolio has increased due to the repositioning of some of the Company’s portfolio from government and municipal securities into higher yielding fixed income securities. Earnings from the Company’s investments in other ventures were $3.8 million, $0.2 million, and $6.6 million in the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, respectively, reflecting their inherent volatility.

Losses and Loss Expenses. The reported loss ratio is characterized by various factors and is significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the nine months ended September 30, 2005, the Company’s loss ratio was impacted most significantly by the effects of Hurricanes Katrina and Rita. The Company’s results for the nine months ended September 30, 2005 included gross losses related to Hurricanes Katrina and Rita of $575.9 million. Total losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals, and loss recoveries were $528.8 million prior to tax effects The gross losses related to Hurricane Katrina totaled $482.9 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $442.8 million prior to tax effects. The gross losses related to Hurricane Rita totaled $93.0 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $85.9 million prior to tax effects. The losses from these two hurricanes were incurred in the Company’s Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Property Individual Risk and Aerospace and Other Specialty Lines segments. The Company’s loss estimates for these hurricanes were derived primarily from a combination of a detailed review of in-force contracts and preliminary claims indications received from clients and brokers. Because of the short amount of time elapsed since the hurricanes, the high level of uncertainty due to the extreme complex and unique causation and coverage issues associated with these events, potential legal and regulatory developments related to these losses, and the multiple lines of business impacted, loss estimation at this early stage is difficult. As a result, actual losses from these hurricanes may vary materially from estimated losses, and such differences will be recorded in the period in which they become known. In addition during the nine month period ended September 30, 2005, the Company experienced property losses from European windstorm Erin, floods in California, Nevada and Israel and two industrial fires.

In the nine months ended September 30, 2005, loss emergence related to the 2002, 2003, and 2004 accident years was lower than expected and reserves held by the Company proved to be moderately redundant. During the period, the Company’s previously estimated ultimate losses for those accident years were reduced by $97.6 million. This favorable development in the Company’s estimated losses for prior years was experienced in all segments with the exception of the Company’s Casualty Treaty Reinsurance segment. The most significant favorable developments were experienced in the Property Per Risk Treaty Reinsurance and the Catastrophe Treaty Reinsurance segments. These favorable developments were net of reserve increases related to the 2004 Florida hurricanes, Japanese typhoons and mutual fund exposures. Favorable loss development of $111.0 million was reported for the nine month period ended September 30, 2004.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘Reserve for losses and loss expenses’’ below for further discussion.

Acquisition Expenses. The slight decrease in acquisition expense ratio was due primarily to reductions of commissions paid to wholesale brokers within the Casualty Individual Risk segment.

General and Administrative Expenses. The general and administrative expense ratio for the nine month period ended September 30, 2005 increased due to expenses related to the development of the Company’s U.S. insurance operations. The growth of general and administrative expenses also reflected the continued development of Endurance U.S. and Endurance U.K. At September 30, 2005, the Company had 356 employees compared to 273 employees at September 30, 2004. The increase of 83 employees related primarily to the growth of the U.S. insurance operations.

Underwriting results by operating segments

The determination of the Company’s business segments was based on how the Company monitors the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written; however, for financial statement presentation purposes, management determined that a small number reinsurance contracts written during the nine months ended September 30, 2005 were more appropriately accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated based on each segment’s proportional share of gross premiums written. Group reinsurance protection and recoveries are allocated to segments based on the underlying exposures covered.

The following table summarizes the underwriting results, associated ratios and reserve for losses and loss expenses for the Company’s six business segments for the nine month period ended September 30, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands)
Revenues
Gross premiums written	$341,233	$232,300	$384,439	$87,042	$236,016	$317,350	$(122,135)	$1,476,245
Net premiums written	339,895	228,436	379,360	75,706	229,461	311,689	(122,135)	1,442,412
Net premiums earned	333,624	192,438	331,494	78,509	190,636	235,297	(45,313)	1,316,685
Other underwriting income	—	—	—	—	—	—	952	952
	333,624	192,438	331,494	78,509	190,636	235,297	(44,361)	1,317,637
Expenses
Losses and loss expenses	350,387	189,828	218,238	167,638	124,729	241,112	(27,349)	1,264,583
Acquisition expenses	91,916	22,829	85,756	9,112	11,230	44,566	(14,205)	251,204
General and administrative expenses	23,229	16,895	27,166	8,873	18,351	21,660	—	116,174
	465,532	229,552	331,160	185,623	154,310	307,338	(41,554)	1,631,961
Underwriting (loss) income	$(131,908)	$(37,114)	$334	$(107,114)	$36,326	$(72,041)	$(2,807)	$(314,324)
Loss ratio	105.0%	98.6%	65.8%	213.5%	65.4%	102.5%	60.4%	96.0%
Acquisition expense ratio	27.6%	11.9%	25.9%	11.6%	5.9%	18.9%	31.3%	19.1%
General and administrative expense ratio	7.0%	8.8%	8.2%	11.3%	9.6%	9.2%	—	8.8%
Combined ratio	139.6%	119.3%	99.9%	236.4%	80.9%	130.6%	91.7%	123.9%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See ‘‘Deposit Accounting’’ below for further discussion.

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the nine month period ended September 30, 2004.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsur ance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Totals
	(in thousands)
Revenues
Gross premiums written	$332,628	$230,885	$404,341	$85,454	$194,499	$191,350	$1,439,157
Net premiums written	327,460	227,948	401,536	83,349	194,159	190,854	1,425,306
Net premiums earned	336,593	175,259	290,191	74,266	175,675	169,316	1,221,300
Expenses
Losses and loss expenses	224,917	48,297	185,141	33,946	114,445	112,726	719,472
Acquisition expenses	91,918	20,357	74,008	8,850	18,155	36,044	249,332
General and administrative expenses	21,322	15,667	25,432	8,027	15,435	10,954	96,837
	338,157	84,321	284,581	50,823	148,035	159,724	1,065,641
Underwriting (loss) income	$(1,564)	$90,938	$5,610	$23,443	$27,640	$9,592	$155,659
Loss ratio	66.8%	27.6%	63.8%	45.7%	65.1%	66.6%	58.9%
Acquisition expense ratio	27.3%	11.6%	25.5%	11.9%	10.3%	21.3%	20.4%
General and administrative expense ratio	6.3%	8.9%	8.8%	10.8%	8.8%	6.5%	7.9%
Combined ratio	100.4%	48.1%	98.1%	68.4%	84.2%	94.4%	87.2%

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$341,233	$332,628	2.6%
Net premiums written	339,895	327,460	3.8%
Net premiums earned	333,624	336,593	(0.9%)
Expenses
Losses and loss expenses	350,387	224,917	55.8%
Acquisition expenses	91,916	91,918	—
General and administrative expenses	23,229	21,322	8.9%
	465,532	338,157	37.7%
Underwriting loss	$(131,908)	$(1,564)	8,334.0%
Loss ratio	105.0%	66.8%	38.2%
Acquisition expense ratio	27.6%	27.3%	0.3%
General and administrative expense ratio	7.0%	6.3%	0.7%
Combined ratio	139.6%	100.4%	39.2%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The slight increase in gross premiums written was primarily due to the early renewal of a large contract in the first nine months of 2005 for additional premiums of $41.1 million. This contract was scheduled to renew during the fourth quarter of 2005 and was included in written premium in the fourth quarter of 2004. Factoring out the effects of this contract, gross written premiums decreased by $32.5 million. This decrease in gross premiums written was due to business not renewed because pricing, terms and conditions no longer met the Company’s requirements as well as from reduced lines on certain contracts (the net effect of these declines offset by new business written during the period was $72.6 million). Of the overall business written, Endurance U.K. contributed approximately $30.9 million in additional gross premiums over the same period in 2004. The remaining decreases were offset by favorable premium adjustments of $29.6 million for the nine months ended September 30, 2005.

Losses and Loss Expenses. The loss ratio in the nine months ended September 30, 2005 increased from the corresponding period in the prior year due to the effects of Hurricanes Katrina and Rita. The combined gross losses of these storms totaled $193.0 million. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals, and loss recoveries were $187.9 million prior to tax effects. The nine month period ended September 30, 2004 included losses from Hurricanes Charley, Frances, Ivan, and Jeanne.

Current period losses were partially offset by $54.4 million of favorable loss development from prior years. Favorable development for the nine month period ended September 30, 2004 was $30.9 million.

Acquisition Expenses. The acquisition expense ratio for 2005 was largely consistent with 2004. The slight increase was due to a moderate shift in the mix of business.

General and Administrative Expenses. The general and administrative expense ratio for 2005 was largely consistent with 2004.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$232,300	$230,885	0.6%
Net premiums written	228,436	227,948	0.2%
Net premiums earned	192,438	175,259	9.8%
Expenses
Losses and loss expenses	189,828	48,297	293.0%
Acquisition expenses	22,829	20,357	12.1%
General and administrative expenses	16,895	15,667	7.8%
	229,552	84,321	172.2%
Underwriting (loss) income	$(37,114)	$90,938	(140.8%)
Loss ratio	98.6%	27.6%	71.0%
Acquisition expense ratio	11.9%	11.6%	0.3%
General and administrative expense ratio	8.8%	8.9%	(0.1%)
Combined ratio	119.3%	48.1%	71.2%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was due to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita offset by business not renewed due to pricing, terms, and conditions not meeting the Company’s requirements. Reinstatement premiums for this segment totaled $20.2 million for the nine months ended September 30, 2005. Factoring out the impact of these reinstatement premiums, gross written premiums for the nine month period decreased from the same period last year by $18.8 million. The decrease in gross premiums written was due to business that has not been renewed where terms and conditions have no longer met the Company’s underwriting requirements as well as reduced lines on certain contracts. In general, the property catastrophe market was somewhat less favorable than the Company expected at the beginning of 2005, and accordingly, the Company’s catastrophe exposures have been reduced year over year. Programs in this segment with U.S. hurricane exposure have generally experienced moderate pricing increases, particularly those programs with significant loss activity in 2004. In contrast, programs without U.S. hurricane exposure have experienced moderate rate reductions.

Losses and Loss Expenses. The loss ratios for the nine month period ended September 30, 2005 increased significantly due to the impact of Hurricanes Katrina and Rita. The combined gross losses of these storms totaled $161.6 million. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals, and loss recoveries were $134.9 million prior to tax effects. The nine month period ended September 30, 2004 included losses from Hurricanes Charley, Frances, Ivan, and Jeanne. Current period losses were partially offset by $8.9 million of favorable loss development from prior years. Favorable development for the nine month period ended September 30, 2004 was $49.7 million.

Acquisition Expenses. The slight increase in acquisition expense ratio was a result of the changing profile of business written.

General and Administrative Expenses. General and administrative expense ratio was largely unchanged from the corresponding prior year period.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$384,439	$404,341	(4.9%)
Net premiums written	379,360	401,536	(5.5%)
Net premiums earned	331,494	290,191	14.2%
Expenses
Losses and loss expenses	218,238	185,141	17.9%
Acquisition expenses	85,756	74,008	15.9%
General and administrative expenses	27,166	25,432	6.8%
	331,160	284,581	16.4%
Underwriting income	$334	$5,610	(94.0%)
Loss ratio	65.8%	63.8%	2.0%
Acquisition expense ratio	25.9%	25.5%	0.4%
General and administrative expense ratio	8.2%	8.8%	(0.6%)
Combined ratio	99.9%	98.1%	1.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The decrease in gross premiums written was due to large non-renewals which were partially offset by new business. New business for the nine months ended September 30, 2005 consisted of new workers compensation reinsurance contracts written at Endurance U.S. Total new business written in this segment for the nine months ended September 30, 2005 was $102.2 million. New business was offset by approximately $131 million of premiums from contracts not renewed, principally where pricing, terms and conditions no longer met the Company’s requirements. The expiring contracts included three contracts related to a single, large national carrier that were not renewed that generated premiums written in the nine months ended September 30, 2004 of $50.6 million. The growth in premiums earned corresponded to the historical growth of premiums written.

Losses and Loss Expenses. Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long-tail nature of this business. The increased loss ratio in 2005 was a result of unfavorable loss development of $5.2 million compared to favorable development of $12.4 million in the nine months ended September 30, 2004. Prior year reserves were increased in 2005 as the Company’s regular claims audit process identified additional potential claims related to mutual fund exposures on two treaties that had not been fully reported to the Company. Further contributing to the increased loss ratio was the establishment of precautionary reserves based on recent legal actions brought by the New York Attorney General and the Securities and Exchange Commission against certain insurance brokers and insurance industry participants.

Acquisition Expenses. The acquisition cost ratio for the nine months ended September 30, 2005 was largely consistent with the same period in 2004.

General and Administrative Expenses. General and administrative expenses ratio for the nine months ended September 30, 2005 was largely consistent compared to the same period in 2004.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$87,042	$85,454	1.9%
Net premiums written	75,706	83,349	(9.2%)
Net premiums earned	78,509	74,266	5.7%
Expenses
Losses and loss expenses	167,638	33,946	393.8%
Acquisition expenses	9,112	8,850	3.0%
General and administrative expenses	8,873	8,027	10.5%
	185,623	50,823	265.2%
Underwriting (loss) income	$(107,114)	$23,443	(556.9%)
Loss ratio	213.5%	45.7%	167.8%
Acquisition expense ratio	11.6%	11.9%	(0.3%)
General and administrative expense ratio	11.3%	10.8%	0.5%
Combined ratio	236.4%	68.4%	168.0%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. Gross premiums written increased slightly for this segment over the same period in 2004. This increase was due to additional premiums written by the new U.S. insurance operations of $15.7 million for the nine months ended September 30, 2005. These increases were offset by decreases in new and renewal business written because pricing, terms, and conditions no longer met the Company’s requirements.

Losses and Loss Expenses. The increased loss ratio resulted from increased loss frequency and severity compared to the same period in 2004, due to losses from Hurricanes Katrina and Rita, European winter storm Erwin, floods in California, Nevada and Israel and two industrial fires. The loss ratio for this segment was most significantly impacted by the effects of Hurricanes Katrina and Rita in the nine months ended September 30, 2005. The combined gross losses of these storms totaled $118.3 million. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $116.9 million prior to tax effects. The nine month period ended September 30, 2004 included losses from Hurricanes Charley, Frances, Ivan, and Jeanne.

Further, this segment experienced favorable loss reserve development on prior year reserves of $6.7 million compared to favorable loss reserve development for the nine month period ended September 30, 2004 of $21.6 million.

Acquisition Expenses. The acquisition expense ratio for the nine months ended September 30, 2005 was largely consistent with the same period in 2004.

General and Administrative Expenses. General and administrative expenses increased reflecting the additional start-up expenses being incurred by the U.S. insurance operations.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors’ and officers’ liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$236,016	$194,499	21.3%
Net premiums written	229,461	194,159	18.2%
Net premiums earned	190,636	175,675	8.5%
Expenses
Losses and loss expenses	124,729	114,445	9.0%
Acquisition expenses	11,230	18,155	(38.1%)
General and administrative expenses	18,351	15,435	18.9%
	154,310	148,035	4.2%
Underwriting income	$36,326	$27,640	31.4%
Loss ratio	65.4%	65.1%	0.3%
Acquisition expense ratio	5.9%	10.3%	(4.4%)
General and administrative expense ratio	9.6%	8.8%	0.8%
Combined ratio	80.9%	84.2%	(3.3%)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. All lines of business in this segment experienced favorable underwriting conditions resulting in gross written premium growth in the nine months ended September 30, 2005. This segment’s excess general liability line experienced the most significant premium growth of $22.4 million, and casualty umbrella, professional lines, and healthcare combined to contribute additional growth of $19.1 million for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in premiums earned was a result of higher premiums written in the twelve months ended September 30, 2005 against those written in the corresponding twelve month period ended September 30, 2004. All premiums written by this segment are earned evenly over the terms of the insurance policies, typically a twelve month period.

Losses and Loss Expenses. The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. Consequently, in the nine months ended September 30, 2005, the Company reduced reserves for expected losses related to prior underwriting periods by $22.1 million compared to a reduction of $13.9 million in the nine months ended September 30, 2004.

Acquisition Expenses. The acquisition expense ratio for the nine months ended September 30, 2005 decreased due to a reduction of commissions paid to wholesale brokers, specifically on the healthcare and excess general liability lines. In addition, premiums written by the U.S. insurance operations incur minimal acquisition expenses due to acquisition expenses incurred on premiums written being offset by commissions earned.

General and Administrative Expenses. General and administrative expense ratio for the nine months ended September 30, 2005 was largely consistent with the same period in 2004.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of Aerospace lines, and a limited number of other reinsurance programs such as surety, marine, energy, personal accident, terrorism and others. Aerospace includes aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change(1)
	(in thousands)
Revenues
Gross premiums written	$317,350	$191,350	65.8%
Net premiums written	311,689	190,854	63.3%
Net premiums earned	235,297	169,316	39.0%
Expenses
Losses and loss expenses	241,112	112,726	113.9%
Acquisition expenses	44,566	36,044	23.6%
General and administrative expenses	21,660	10,954	97.7%
	307,338	159,724	92.4%
Underwriting (loss) income	$(72,041)	$9,592	(851.1%)
Loss ratio	102.5%	66.6%	35.9%
Acquisition expense ratio	18.9%	21.3%	(2.4%)
General and administrative expense ratio	9.2%	6.5%	2.7%
Combined ratio	130.6%	94.4%	36.2%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. The increase in gross premiums written was in large part due to the addition of agriculture and surety lines during 2005 which contributed a combined $83.8 million of gross premiums written for the nine months ended September 30, 2005. Additional premiums written were also generated by an expansion in the Company’s marine and energy and personal accident lines which have contributed a combined $73.8 million to premium growth. Included in these amounts were reinstatement premiums written and earned during the nine months ended September 30, 2005 of $13.8 million as a result of Hurricanes Katrina and Rita. Offsetting the growth was a decrease of $10.2 million gross premiums written in the aerospace line due to the non-renewal of a major contract and a reduction of satellite business written due to unfavorable pricing, terms and conditions. The growth in premiums earned was largely due to the increase in premiums written and the impact of reinstatement premiums.

Losses and Loss Expenses. The loss ratio for this segment was impacted by the effects of Hurricanes Katrina and Rita on the marine and energy line of business. The combined gross losses of these storms totaled $103.0 million. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals and loss recoveries were $89.2 million prior to tax effects. The nine month period ended September 30, 2004 included losses from Hurricanes Charley, Frances, Ivan, and Jeanne. In addition, the increased losses in the nine months ended September 30, 2005 reflected reported losses of $6.5 million related to a fire on an oil rig, which impacted the marine and energy line.

Offsetting the losses was favorable loss development on prior year reserves of $10.8 million in the nine months ended September 30, 2005 compared to favorable development of $15.4 million in the nine months ended September 30, 2004.

Acquisition Expenses. The acquisition expense ratio decreased for the nine months ended September 30, 2005 largely due to increasing agricultural premiums written in the nine month period ended September 30, 2005, which incur minimal acquisition expenses.

General and Administrative Expenses. General and administrative expenses have increased as a result of increased corporate overhead allocation based on increased premiums written.

Deposit accounting

During the nine months ended September 30, 2005, the Company entered into 22 reinsurance contracts with $122.1 million (2004: $nil) of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table reconciles the Company's underwriting results by segment and income before income taxes to the Company's financial statement presentation for the nine months ended September 30, 2005.

	Underwriting Results by Segment	Deposit Accounting	Totals
	(in thousands)
Underwriting income
Revenues
Gross premiums written	$1,598,380	$(122,135)	$1,476,245
Net premiums written	1,564,547	(122,135)	1,442,412
Net premiums earned	1,361,998	(45,313)	1,316,685
Other underwriting income	—	952	952
	1,361,998	(44,361)	1,317,637
Expenses
Losses and loss expenses	1,291,932	(27,349)	1,264,583
Acquisition expenses	265,409	(14,205)	251,204
General and administrative expenses	116,174	—	116,174
	1,673,515	(41,554)	1,631,961
Underwriting income	$(311,517)	$(2,807)	$(314,324)
Net investment income	127,478	1,723	129,201
Interest expense	(16,889)	—	(16,889)
Amortization of intangibles	(3,536)	—	(3,536)
Net foreign exchange losses	(2,354)	—	(2,354)
Net realized losses on sales of investments	(4,934)	—	(4,934)
Loss before income taxes	$(211,752)	$(1,084)	$(212,836)
Loss ratio	94.9%	(60.4%)	96.0%
Acquisition expense ratio	19.5%	(31.3%)	19.1%
General and administrative expense ratio	8.5%	—	8.8%
Combined ratio	122.9%	(91.7%)	123.9%

Significant transactions and events

As a result of the losses incurred by the Company due to Hurricane Katrina, on November 2, 2005, A.M. Best Company reduced the financial strength rating assigned to Endurance Specialty Holdings Ltd., Endurance Worldwide Insurance Limited and Endurance Reinsurance Corporation of American from ‘‘A’’ (Excellent) to ‘‘A−’’ (Excellent), with a stable outlook. Our new operating subsidiary, Traders & Pacific Insurance Company, was assigned the same ‘‘A−’’ (Excellent) rating with a stable outlook. We currently maintain a Standard & Poor’s financial strength rating for Endurance Bermuda, Endurance U.K. and Endurance U.S. of ‘‘A−’’ (Strong) with a positive outlook.

Hurricane Wilma made landfall in Mexico on October 21, 2005 and made landfall in Florida on October 24, 2005. Preliminary information indicates that this storm has caused substantial insured losses, and the Company expects that it will need to establish appropriate reserves in the fourth quarter of 2005, which may have a negative impact on its fourth quarter results of operations. While it is too early to derive a meaningful estimate of the Company’s losses from this event, publicly reported modeling estimates of the industry loss from this event currently range from $4 billion to $14.5 billion, although actual industry losses may differ substantially from these preliminary estimates.

On October 17, 2005, Endurance Holdings consummated the offering of $200 million principal amount of 6.15% Senior Notes pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3 (Registration No. 333-125457) filed on June 10, 2005 and declared effective by the U.S. Securities and Exchange Commission on June 10, 2005 (the ‘‘Shelf Registration Statement’’). The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. On October 19, 2005, Endurance Holdings used net proceeds from the offering to repay the $143.5 million outstanding under the credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes.

The 6.15% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings’ existing and future unsecured and unsubordinated debt. The 6.15% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.

The indenture governing the 6.15% Senior Notes contains certain limited covenants including:

•	limitations on liens on the stock of restricted subsidiaries;

•	restrictions as to the disposition of the stock of restricted subsidiaries; and

•	limitations on mergers, amalgamations, conversions, consolidations and successions.

In addition, the following events constitute an event of default under the indenture governing the 6.15% Senior Notes:

•	default of payment of principal or any premium when due;

•	a default for 30 days in payment of any interest;

•	a failure to observe or perform any other covenant or agreement in the debt securities or indenture, other than a covenant or agreement included solely for the benefit of a different series of debt securities, after 90 days written notice of the failure;

•	certain events of bankruptcy, insolvency or reorganization; or

•	a continuing default, for more than 30 days after Endurance Holdings receives notice of the default under any other indenture, mortgage, bond, debenture, note or other instrument, under which Endurance Holdings or its restricted subsidiaries may incur recourse indebtedness for borrowed money in an aggregate principal amount exceeding $50,000,000, if the default resulted in the acceleration of that indebtedness, and such acceleration has not been waived or cured.

Where an event of default occurs and is continuing, either the indenture trustee or the holders of not less than 25% in principal amount of the 6.15% Senior Notes may have the right to declare the principal and accrued interest of all the 6.15% Senior Notes to be due and payable immediately. If an event of default occurs involving certain events of bankruptcy, insolvency or reorganization, all unpaid principal of all the 6.15% Senior Notes then outstanding, and interest accrued thereon, if any, shall be due and payable immediately, without any declaration or other act on the part of the indenture trustee or any holder of the 6.15% Senior Notes.

The 6.15% Senior Notes are redeemable at the option of Endurance Holdings at any time at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) an amount equal to the sum of the present values of the remaining scheduled payments for principal and interest on the notes, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semi-annual basis at the Treasury Rate (as defined in the indenture governing the 6.15% Senior Notes), plus 25 basis points; plus in each case, accrued and unpaid interest on such notes to, but excluding, such redemption date. In addition, the 6.15% Senior Notes are redeemable at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest and additional amounts, if any, at the option of Endurance Holdings upon the occurrence of certain tax events.

On October 10, 2005, Endurance Holdings issued 8.0 million shares of its 7.75% Non-Cumulative, Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’). The Series A Preferred Shares sold in the offering were registered under the Securities Act of 1933, as amended, on a prospectus supplement to the Shelf Registration Statement.

The Series A Preferred Shares were issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds from this offering of $193.5 million after expenses and underwriting discounts. The proceeds from this offering are being used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes. The Series A Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2015 at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series A Preferred Shares before that date at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings:

•	submits a proposal to Endurance Holdings’ holders of ordinary shares concerning an amalgamation, consolidation, merger, arrangement, reconstruction, reincorporation, de-registration or other similar transaction involving Endurance Holdings that requires a vote of the holders of the Series A Preferred Shares, voting separately as a single class (alone or with one or more classes or series of preferred shares); or

•	submits any proposal for any other matter that, as a result of any change in Bermuda law after October 6, 2005 (whether by enactment or official interpretation), requires a vote of the holders of the Series A Preferred Shares, voting separately as a single class (alone or with one or more classes or series of preferred shares).

In addition, the Series A Preferred Shares are redeemable at a redemption price of $25.00 per share, plus declared and unpaid dividends, at the option of Endurance Holdings upon the occurrence of certain tax events.

Dividends on the Series A Preferred Shares, when, as and if declared by the board of directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, on a non-cumulative basis, quarterly in arrears on each dividend payment date, at an annual rate of 7.75%. Any such dividends to be distributed to the holders of the Series A Preferred Shares are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Series A Preferred Shares are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Shares and any parity shares for payment on any dividend payment date, then such dividends do not accrue and are not be payable. If Endurance Holdings’ board of directors or a duly authorized committee of the board has not declared a dividend before the dividend payment date for any dividend period, Endurance Holdings has no obligation to pay dividends for such dividend period after the dividend payment date for that dividend period, whether or not dividends on the Series A Preferred Shares are declared for any future dividend period.

The Series A Preferred Shares:

•	rank senior to junior shares with respect to the payment of dividends and distributions upon Endurance Holdings’ liquidation, dissolution or winding-up. Junior Shares include Endurance Holdings’ ordinary shares, and any other shares to be issued in the future, including class A shares and any other class of shares that rank junior to the Series A Preferred Shares (collectively ‘‘Junior Shares’’) either as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding-up; and

•	rank at least equally with each other series of shares ranking on parity with the Series A Preferred Shares as to dividends and distributions upon Endurance Holdings’ liquidation or dissolution or winding up, which are referred to as parity shares. As of the date hereof, no other series of parity shares is outstanding.

During any dividend period, so long as any Series A Preferred Shares remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series A Preferred Shares have been declared and paid:

•	no dividend shall be paid or declared on Endurance Holdings’ Junior Shares, other than a dividend payable solely in Junior Shares; and

•	no Junior Shares shall be purchased, redeemed or otherwise acquired for consideration by

Endurance Holdings, directly or indirectly (other than (i) as a result of a reclassification of Junior Shares for or into other Junior Shares, or the exchange or conversion of one Junior Share for or into another Junior Share, (ii) through the use of the proceeds of a substantially contemporaneous sale of Junior Shares and (iii) as permitted by the bye-laws of Endurance Holdings in effect on the date of issuance of the Series A Preferred Shares).

For any dividend period in which dividends are not paid in full upon the Series A Preferred Shares and any parity shares, all dividends declared for such dividend period with respect to the Series A Preferred Shares and such parity shares shall be declared on a pro-rata basis.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Junior Shares, a liquidating distribution in the amount of $25 per Series A Preferred Share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.

Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.

The Series A Preferred Shares are listed on the New York Stock Exchange under the symbol ‘‘ENHPRA.’’

On October 6, 2005, Endurance Holdings issued 6,079,000 of its ordinary shares. Goldman, Sachs & Co. purchased the ordinary shares from Endurance Holdings and subsequently sold the ordinary shares to public investors. The ordinary shares issued in the offering were registered under the Securities Act of 1933, as amended, on a prospectus supplement to the Shelf Registration Statement at a price of $33.15 per share ($32.90 per share, net of underwriters discount) raising approximately $200 million in net proceeds. The proceeds from this offering are being used by Endurance Holdings to provide additional capital to its subsidiaries and for other general corporate purposes.

On August 9, 2005, Endurance Holdings entered into a purchase agreement by and among Endurance Holdings, Goldman, Sachs & Co. and Texas Pacific Group and Thomas H. Lee (the ‘‘Selling Shareholders’’) for the sale of 7,741,030 ordinary shares held by the Selling Shareholders. The ordinary shares were sold under Endurance Holdings’ Form S-3 Shelf Registration Statement and represented approximately 13% of the ordinary shares then outstanding. Endurance Holdings did not receive any proceeds from this offering.

On May 4, 2005, Endurance Holdings entered into a purchase agreement by and among Endurance Holdings, Goldman, Sachs & Co. and Texas Pacific Group and Thomas H. Lee (the ‘‘Selling Shareholders’’) for the sale of 8,000,000 ordinary shares, par value $1.00 of Endurance Holdings held by the Selling Shareholders. The ordinary shares were sold under Endurance Holdings’ Form S-3 shelf registration statement (Reg. No. 333-116505) and represented approximately 13% of the ordinary shares then outstanding. Endurance Holdings did not receive any proceeds from this offering.

The Shelf Registration Statement permits Endurance Holdings to issue, in one or more offerings, up to an additional $148.5 million of debt, equity, or trust preferred securities. In addition, the Shelf Registration Statement also registers for possible future sales substantially all of the ordinary shares beneficially owned by certain of Endurance Holdings’ founding shareholders. The registration of the founding shareholders’ ordinary shares does not obligate these shareholders to sell any of these shares.

On April 18, 2005, Endurance Holdings amended its existing Credit Agreement among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent (the ‘‘Amended Agreement’’) in order to (i)

allow for the issuance of multi-currency letters of credit, (ii) allow for the ‘‘fronting’’ of letters of credit by banks that are participants in the Amended Agreement, (iii) extend the maturity of the facility to April 18, 2010, and (iv) increase the size of the facility to $925 million from $850 million. The remaining material terms of Endurance Holdings’ existing Credit Agreement, described previously in the 2004 Annual Report on Form 10-K, are unchanged.

Liquidity and capital resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S, and Traders & Pacific. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. and Traders & Pacific to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, and would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2005, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $367.8 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

Endurance U.S. is subject to regulation by the State of New York Insurance Department. Dividends may only be declared or distributed out of earned surplus. At September 30, 2005, Endurance U.S. did not have earned surplus; therefore Endurance U.S. is precluded from declaring or distributing any dividend during 2005 without the prior approval of the Superintendent of the State of New York Insurance Department.

Traders & Pacific is subject to regulation by the State of Delaware Department of Insurance. Dividends are limited to the greater of 10% of policyholders’ surplus or net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At September 30, 2005, Traders & Pacific did not have earned surplus; therefore Traders & Pacific is precluded from declaring or distributing dividends during 2005 without the prior approval of the Delaware Insurance Commissioner. Any dividends paid by Traders & Pacific are paid to Endurance U.S. and are then subject to Endurance U.S.’s dividend limitations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At September 30, 2005, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company's aggregate cash and invested assets as of September 30, 2005 totaled $4.5 billion compared to $4.3 billion as of June 30, 2005. The increase in cash and invested assets since June 30, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by loss and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares.

On an ongoing basis, the Company expects its funds to be sufficient to operate its business. Subsequent to the quarter closing, the Company raised additional capital of approximately $600 million through offerings of ordinary shares, 7.75% Non-Cumulative Preferred Shares, Series A, and 6.15% Senior Notes due October 15, 2015. Please see section entitled ‘‘Significant transactions and events’’ above for further detail on the Company’s capital initiatives undertaken subsequent to September 30, 2005. There can be no assurance that the Company will not incur additional indebtedness or issue additional equity in order to implement its business strategy or to pay claims.

On October 26, 2005, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.34 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A. The dividend on Endurance Holdings’ outstanding ordinary shares will be payable on December 30, 2005 to the ordinary shareholders of record on December 16, 2005 and the dividend on Endurance’s Series A Preferred Shares will be payable on December 15, 2005 to the Series A Preferred shareholders of record on December 1, 2005.

The following table sets forth Endurance Holdings’ consolidated capitalization as of September 30, 2005, on an actual basis and as adjusted to reflect the issuance by Endurance Holdings of ordinary shares, Series A Preferred Shares and 6.15% Senior Notes as noted above in ‘‘Significant transactions and events’’.

	As of September 30, 2005
	Actual	As Adjusted
	(in thousands, other than shares)
Debt Outstanding
Bank debt	$143,500	$—
Outstanding 7% Senior Notes due 2034	247,797	247,797
Outstanding 6.15% Senior Notes, due 2015	—	197,978
Total debt	391,297	445,775
Shareholders’ equity
Ordinary shares — 59,935,738 issued and outstanding, actual (66,014,738 issued and outstanding , as adjusted)	59,936	66,015
Non-cumulative preferred shares, Series A — (8,000,000, issued and outstanding, as adjusted)	—	8,000
Additional paid-in capital	1,072,936	1,452,156
Accumulated other comprehensive loss	(8,330)	(8,330)
Retained earnings	433,553	433,553
Total shareholders’ equity	1,558,095	1,951,394
Total capitalization	$1,949,392	$2,397,169

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk’’ included in the 2004 Annual Report on Form 10-K.

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

Reserve for losses and loss expenses

As of September 30, 2005, the Company had accrued losses and loss expense reserves of $2.5 billion. This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events as of September 30, 2005. During the three and nine month periods ended September 30, 2005, the Company paid losses and loss expenses of $97.4 million and $294.4 million, respectively.

As of September 30, 2005, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses and loss expenses. See ‘‘Critical Accounting Policies — Reserve for Losses and Loss Expenses’’ included in the 2004 Annual Report on Form 10-K for further details.

Incurred losses for the three months ended September 30, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsuranceance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting (1)	Total
	(in thousands)
Incurred related to:
Current year	$256,366	$174,188	$62,232	$122,700	$47,484	$158,356	$(12,842)	$808,484
Prior years	(13,506)	(1,667)	(2,530)	(2,351)	(438)	(3,384)	—	(23,876)
Total Incurred Losses	$242,860	$172,521	$59,702	$120,349	$47,046	$154,972	$(12,842)	$784,608

Incurred losses for the nine months ended September 30, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting (1)	Total
	(in thousands)
Incurred related to:
Current year	$404,787	$198,758	$213,027	$174,300	$146,793	$251,892	$(27,349)	$1,362,208
Prior years	(54,400)	(8,930)	5,211	(6,662)	(22,064)	(10,780)	—	(97,625)
Total Incurred Losses	$350,387	$189,828	$218,238	$167,638	$124,729	$241,112	$(27,349)	$1,264,583

(1)	This column reconciles the Company's incurred losses by segment to the Company's financial statement presentation. See ‘‘Deposit accounting’’ above for further discussion.

Incurred losses for the three months ended September 30, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Incurred related to:
Current year	$123,533	$59,528	$67,408	$20,057	$42,398	$46,264	$359,188
Prior years	(18,047)	(17,643)	(5,401)	(3,082)	(1,851)	(4,909)	(50,933)
Total Incurred Losses	$105,486	$41,885	$62,007	$16,975	$40,547	$41,355	$308,255

Incurred losses for the nine months ended September 30, 2004 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Incurred related to:
Current year	$255,823	$83,227	$196,389	$46,807	$123,063	$125,160	$830,469
Prior years	(30,906)	(34,930)	(11,248)	(12,861)	(8,618)	(12,434)	(110,997)
Total Incurred Losses	$224,917	$48,297	$185,141	$33,946	$114,445	$112,726	$719,472

Current year incurred losses for the three and nine months ended September 30, 2005 increased due to the effects of Hurricanes Katrina and Rita. Gross losses in relation to these two events were recorded in the amount of $575.9 million within the Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Property Individual Risk, and Aerospace and Other Specialty Lines segments. Total incurred losses for the three and nine months ended September 30, 2005 include approximately $23.9 million and $97.6 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2005 benefited the Company's reported loss ratio by approximately 5.4 and 7.4 percentage points, respectively.

The reductions in estimated losses for prior accident years reflected lower than expected emergence of catastrophic and attritional losses. The favorable loss development was experienced most significantly in the Company’s Property Per Risk Treaty Reinsurance and Casualty Individual Risk segments. The Casualty Individual Risk segment has received few claims which have reached a level that would result in the Company paying a claim. Unfavorable loss development was experienced in the Casualty Treaty Reinsurance segment for the nine month period due to the establishment of precautionary reserves based on recent legal actions brought by the New York Attorney General and the Securities and Exchange Commission against certain insurance brokers and insurance industry participants and additional potential claims related to mutual fund exposures.

Reserves for losses and loss expenses are comprised of the following at September 30, 2005:

	Property per RiskTreaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Case Reserves	$205,395	$83,421	$135,683	$72,528	$13,236	$110,995	$(5,901)	$615,357
IBNR	385,512	149,975	519,725	133,516	412,232	331,145	(18,427)	1,913,678
Reserve for Losses and Loss Expenses	$590,907	$233,396	$655,408	$206,044	$425,468	$442,140	$(24,328)	$2,529,035

(1)	This column reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation. See ‘‘Deposit accounting’’ above for further discussion.

Reserves for losses and loss expenses are comprised of the following at September 30, 2004:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Total
	(in thousands)
Case Reserves	$117,585	$19,473	$59,650	$20,998	$5,000	$60,641	$283,347
IBNR	241,376	83,715	347,130	45,543	261,909	185,942	1,165,615
Reserve for Losses and Loss Expenses	$358,961	$103,188	$406,780	$66,541	$266,909	$246,583	$1,448,962

Cautionary statement regarding forward-looking statements

Some of the statements contained herein, and certain statements that the Company may make in press releases or that Company officials may make orally, may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general and the insurance and reinsurance sectors specifically, both as to underwriting and investment matters. Statements that include the words ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘seek,’’ ‘‘will,’’ and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are, or will be, important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes these factors include, but are not limited to, the following:

—	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

—	the impact of acts of terrorism and acts of war;

—	the effects of terrorist related insurance legislation and laws;

—	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company’s underwriting, reserving or investment practices have anticipated;

—	decreased level of demand for property and casualty insurance or reinsurance, or increased competition due to an increase in capacity of property and casualty reinsurers;

—	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of the Company’s subsidiaries;

—	uncertainties in the Company’s reserving process;

—	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

—	changes in regulations or tax laws applicable to the Company, the Company’s subsidiaries, brokers or customers;

—	acceptance of the Company’s products and services, including new products and services;

—	the inability to renew business previously underwritten or acquired;

—	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

—	loss of key personnel;

—	political stability of Bermuda;

—	changes in accounting policies or practices;

—	the impact of the investigations of the New York Attorney General, the Securities and Exchange Commission and other regulators on the insurance and reinsurance industry and the Company in particular; and

—	changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect the Company’s investment portfolio.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2004 Annual Report on Form 10-K and our Current Report on Form 8-K dated October 3, 2005. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Endurance Holdings, Endurance U.S. and three employees of one of Endurance Holdings’ subsidiaries were named in a lawsuit filed on November 18, 2004; in the Court of Common Pleas in Hamilton County, Ohio. The suit alleges misappropriation of trade secrets from the employees' former employer, Great American Custom Insurance Services, Inc., and related entities; and asserts other related claims. The suit sought an unspecified amount of damages and injunctive relief against the defendants. On December 22, 2004, Endurance Holdings, Endurance U.S. and the other defendants filed motions to dismiss the lawsuit for lack of personal jurisdiction over the defendants and based on the doctrine of forum non conveniens. The lawsuit was settled effective September 16, 2005 and on October 7, 2005 the lawsuit was dismissed with prejudice.

On January 5, 2005, Endurance U.S. received a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S., it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. We have provided the NYAG with documents responsive to the subpoena.

Item 2.    Changes in Securities and Issuer Purchases of Equity Securities

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2005 − July 31, 2005	—	$—	—	2,437,386
August 1, 2005 − August 31, 2005	409,686	36.61	409,686	2,027,700
September 1, 2005 − September 30, 2005	273,500	36.56	273,500	1,754,200
Total	683,186	$36.59	683,186	1,754,200

(1)	Ordinary shares or share equivalents.

(2)	On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company will repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. On February 17, 2005 the Company extended this program by a further 2,000,000 shares and authorized the program through February 2007.

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

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: November 8, 2005	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President
Date: November 8, 2005	By:	/s/ James R. Kroner
James R. Kroner Chief Financial Officer (Principal Financial Officer)