Form 10-Q/A
period 2005-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2005-11-14
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Yes / X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes / X / No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / / No / X /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Description of Class	Shares Outstanding as of November 10, 2005
Ordinary Shares - $1.00 par value	66,007,139

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended September 30, 2005 of Endurance Specialty Holdings Ltd. (the "Company"), dated as of November 8, 2005 (the "Original Filing"), is being filed solely for the purpose of re-filing (i) Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in order to correct typographical errors in the amounts of prior year loss development included in the discussion of the Company's segment performance and (ii) Part II, Item 2 "Changes in Securities and Issuer Purchases of Equity Securities" in order to make a typographical correction to the table contained in subsection (c) thereto - "Purchases of Equity Securities by the Issuer and Affiliated Purchasers."

This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in this report to speak to any later date.

PART I

FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for the three and nine month periods ended September 30, 2005 of Endurance Specialty Holdings Ltd. ("Endurance Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in the 2004 Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 (the "2004 Annual Report on Form 10-K").

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2004 Annual Report on Form 10-K and in our Current Report on Form 8-K dated October 3, 2005 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its four wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), based in Bermuda; Endurance Worldwide Insurance Limited ("Endurance U.K."), based in London, England; Endurance Reinsurance Corporation of America ("Endurance U.S."), based in White Plains, New York and Traders & Pacific Insurance Company ("Traders & Pacific"), based in New York, New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the "Company."

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

The Company commenced its U.S. insurance operations in October 2004 and to date has primarily focused on recruiting and implementing the systems and infrastructure necessary to support the business in advance of writing significant premium volumes. The Company's U.S. insurance operations are initially focusing on general and all risk property, difference in conditions coverage, and primary, umbrella and excess casualty risks. These U.S. insurance opportunities, obtained principally through traditional producer relationships, allow the Company to diversify its client base and distribution in lines of business that complement its existing specialty insurance and reinsurance business. The Company is in the process of acquiring one or more licensed insurance companies which are currently not underwriting business to facilitate the underwriting of its U.S. insurance business. On August 1, 2005, the Company completed the acquisition of Traders and Pacific Insurance Company, a non-admitted Delaware domiciled insurer with licenses in 28 states. This acquisition and potential future acquisitions are not expected to be material to the Company's financial condition or results of operations.

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

Application of Critical Accounting Estimates

The Company's condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company's critical accounting estimates please refer to the 2004 Annual Report on Form 10-K. There were no material changes in the application of the Company's critical accounting estimates subsequent to that report. During the three and nine month periods ended September 30, 2005, the Company entered into a small number of reinsurance contracts which are accounted for by the deposit method of accounting specified by AICPA Statement of Position 98-7 – "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). Although management has determined that accounting for these contracts as deposits is the most appropriate treatment, the Company considers the risk of loss resulting from any one of these contracts to be more than remote, and such loss could be material. See "Deposit Accounting" below for further discussion. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and the Audit Committee of the Board of Directors.

Consolidated results of operations – for the three month periods ended September 30, 2005 and 2004

Results of operations for the three months ended September 30, 2005 and 2004 were as follows:

	2005	2004	Change(1)
	(in thousands)
Underwriting income
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

Premiums.    The slight increase in gross premiums written during the three months ended September 30, 2005 related to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita and new and renewal business written during the period. These increases were offset by the non-renewal of certain contracts due to pricing, terms and conditions that no longer met the Company's requirements. During the quarter ended September 30, 2005, gross premiums written included $34.5 million of reinstatement premiums primarily in the Property Catastrophe Reinsurance and Aerospace and Other Specialty Lines segments. In addition, $81.8 million of new business was written primarily in the Casualty Individual Risk and Aerospace and Other Specialty Lines segments. Within the Casualty Individual Risk segment, the healthcare line of business experienced favorable conditions resulting in an increase in gross written premiums of $6.7 million due to competitors exiting the market and resulting in a general decrease in overall market capacity within the medical professional line of business. Continued development in the surety, marine and personal accident lines within the Aerospace and Other Specialty Lines segment produced new business growth of $12.9 million in gross written premiums. In addition, an early renewal of a large property treaty contract during the three months ended September 30, 2005 resulted in additional gross written premium of $41.1 million. This contract was reflected in the fourth quarter results in 2004 within the Property Per Risk Treaty Reinsurance segment. For the three month period ended September 30, 2004, the Company wrote new business of $105.5 million.

The 2005 increases were offset by negative premium adjustments of $8.1 million related to prior periods compared to $3.8 million of negative premium adjustments in the quarter ended September 30, 2004. In addition, the Company's Casualty Treaty Reinsurance segment experienced a decrease in gross premiums written, primarily due to the non-renewal of contracts for a single, large national carrier. The remaining decrease resulted from contracts that were not renewed where pricing, terms and conditions did not meet the Company's requirements.

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

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended September 30, 2005 were 4.54% and 0.20%, respectively. For the three months ended September 30, 2004, the annualized period book yield and total return were 3.76% and 9.76%, respectively. The Company invested cash inflows during the three months ended September 30, 2005 of $109.7 million in a rising interest rate environment and reduced its holdings of tax free municipals, thereby increasing yields and lengthening duration to 2.69 years from 2.42 years at June 30, 2005. Overall, the annualized period book yield of the portfolio increased due to the repositioning of some of the Company's portfolio from government and municipal securities into higher yielding fixed income investments.

Losses and Loss Expenses.    The Company's results for the three months ended September 30, 2005 included gross losses related to Hurricanes Katrina and Rita of $575.9 million. Total losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals, and loss recoveries were $528.8 million prior to tax effects. The gross losses related to Hurricane Katrina totaled $482.9 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $442.9 million prior to tax effects. The gross losses related to Hurricane Rita totaled $93.0 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $85.9 million prior to tax effects. The losses from these two hurricanes were incurred in the Company's Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Property Individual Risk and Aerospace and Other Specialty Lines segments. The Company's loss estimates for these hurricanes were derived primarily from a review of in-force contracts and preliminary indications received from clients. Because of the short amount of time elapsed since the hurricanes, the potential legal and regulatory developments related to potential losses, and the multiple lines of business impacted, loss estimation at this early stage is difficult. As a result, actual losses from these hurricanes may vary materially from estimated losses, and such differences will be recorded in the period in which they become known.

In the three months ended September 30, 2005, loss emergence for the 2002, 2003, and 2004 accident years was less than expected, and reserves held by the Company proved to be moderately redundant. During the period, the Company's previously estimated ultimate losses for those accident years were reduced by $23.9 million. This favorable development in the Company's estimated losses for prior years was experienced across all of the Company's segments during the three months ended September 30, 2005, most significantly in the Property Per Risk Treaty Reinsurance segment.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and as experience develops and new information becomes known the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses. See "Reserve for losses and loss expenses" below for further discussion.

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

The following table summarizes the underwriting results, associated ratios and reserve for losses and loss expenses for the Company's six business segments for the three month period ended September 30, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands)
Revenues
Gross premiums written	$70,602	$54,036	$101,146	$27,736	$83,247	$69,077	$(35,279)	$370,565
Net premiums written	69,338	50,171	98,529	20,147	78,161	67,577	(35,279)	348,644
Net premiums earned	100,552	71,613	107,132	24,995	66,530	91,077	(20,733)	441,166
Other underwriting income	—	—	—	—	—	—	926	926
	100,552	71,613	107,132	24,995	66,530	91,077	(19,807)	442,092
Expenses
Losses and loss expenses	242,860	172,521	59,702	120,349	47,046	154,972	(12,842)	784,608
Acquisition expenses	27,513	6,941	26,005	2,665	3,281	14,881	(6,191)	75,095
General and administrative expenses	$8,015	$6,212	$10,021	$3,064	$7,599	$7,285	$—	$42,196
	278,388	185,674	95,728	126,078	57,926	177,138	(19,033)	901,899
Underwriting (loss) income	$(177,836)	$(114,061)	$11,404	$(101,083)	$8,604	$(86,061)	$(774)	$(459,807)
Loss ratio	241.5%	240.9%	55.7%	481.5%	70.7%	170.2%	61.9%	177.8%
Acquisition expense ratio	27.4%	9.7%	24.3%	10.7%	4.9%	16.3%	29.9%	17.0%
General and administrative expense ratio	8.0%	8.7%	9.4%	12.3%	11.4%	8.0%	—	9.6%
Combined ratio	276.9%	259.3%	89.4%	504.5%	87.0%	194.5%	91.8%	204.4%

(1)	This column reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See "Deposit Accounting" below for further discussion.

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

Premiums.    The increase in gross premiums written was due to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita. Reinstatement premiums for this segment totaled $20.2 million. In addition, a large 18 month contract was renewed during the quarter for $10.6 million. This contract was reflected in the first quarter 2004 results. These increases were partially offset by business that was not renewed where pricing, terms, and conditions did not meet the Company's requirements and business that was renewed at lower rates.

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

Premiums.    The decrease in gross premiums written was due to business not renewed where pricing, terms and conditions no longer met the Company's requirements. Total premiums from expiring contracts that were not renewed for the three months ended September 30, 2005 of $55.5 million was partially offset by new business written of $12.1 million. The expiring contracts included three contracts related to a single, large national carrier. Premiums earned increased due to premiums being earned out from contracts written over the last twenty-four months.

Losses and Loss Expenses.    The decrease in the loss ratio in 2005 was a result of favorable loss reserve development of $2.5 million compared to $5.4 million of favorable development for the corresponding period in 2004. Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business.

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

Premiums.    The increase in premiums written was a result of $9.1 million of business being written by the Company's U.S. insurance operations that had not yet commenced underwriting in 2004 and growth experienced in Endurance U.K. New business written for the quarter totaled $13.1 million (including U.S. insurance operations) and was offset by $9.6 million of business that was not renewed where pricing, terms and conditions did not meet the Company's requirements.

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

Premiums.    The increase in premiums resulted primarily from favorable underwriting conditions within this segment's healthcare and excess casualty line and from new business written by the Company's U.S. insurance operations. The Company underwrote $25.2 million of new business in this segment in the third quarter of 2005 compared to new business of $14.1 million in the same quarter in 2004. The increase in premiums earned was a result of higher premiums written in the twelve months ended September 30, 2005 against those written in the corresponding twelve month period ended September 30, 2004. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a twelve month period.

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

Consolidated results of operations – for the nine month periods ended September 30, 2005 and 2004

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

Premiums.    Gross premiums written during the nine months ended September 30, 2005 were relatively consistent with the same period in 2004. However, during the nine months ended September 30, 2005, the Company entered into a small number of reinsurance contracts in its Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments with premiums due of approximately $122.1 million that were not included in gross premiums written, but were accounted for as deposit liabilities. See "Deposit Accounting" below for further discussion. After factoring in the effects of deposit accounting, gross premiums written increased approximately 2.6%. Excluding the effects of deposit accounting, the Company's written premium increased by 11.1% or $159.2 million. Of this increase, $34.5 million relates to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita compared to reinstatement premiums for the nine months ended September 30, 2004 of $4.4 million. In addition, a large contract originally scheduled to renew during the fourth quarter of 2005 was renewed early during the nine months ended September 30, 2005 for additional gross written premium of $41.1 million. This contract was reflected in the fourth quarter results in 2004.

The Casualty Individual Risk and Aerospace and Other Specialty Lines segments experienced increases in gross premiums written from attractive opportunities in healthcare and excess casualty insurance and in small account workers' compensation, marine, surety and agricultural treaties. Partially offsetting these increases, the Company experienced reductions of gross premiums written in its Casualty Treaty Reinsurance and Property Per Risk Treaty Reinsurance segments due to increased competition and reinsurance capacity where the Company did not renew business where pricing, terms, and conditions did not meet the Company's requirements.

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

The annualized period book yield (which is the average yield of the invested portfolio after adjusting for accretion and amortization from the purchase price) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the nine month period ended September 30, 2005 were 4.07% and 2.10%, respectively. For the nine month period ended September 30, 2004, the annualized period book yield and total return were 3.67% and 3.47%, respectively. The Company has increased its absolute cash position from December 31, 2004 to September 30, 2005. The increase in cash and cash equivalents has shortened the portfolio's overall duration to 2.69 years from 2.77 years at December 31, 2004 and 2.91 years at September 30, 2004. Overall, the annualized period book yield of the portfolio has increased due to the repositioning of some of the Company's portfolio from government and municipal securities into higher yielding fixed income securities. Earnings from the Company's investments in other ventures were $3.8 million, $0.2 million, and $6.6 million in the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, respectively, reflecting their inherent volatility.

Losses and Loss Expenses.    The reported loss ratio is characterized by various factors and is significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the nine months ended September 30, 2005, the Company's loss ratio was impacted most significantly by the effects of Hurricanes Katrina and Rita. The Company's results for the nine months ended September 30, 2005 included gross losses related to Hurricanes Katrina and Rita of $575.9 million. Total losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals, and loss recoveries were $528.8 million prior to tax effects The gross losses related to Hurricane Katrina totaled $482.9 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $442.8 million prior to tax effects. The gross losses related to Hurricane Rita totaled $93.0 million while losses net of reinstatement premiums, other loss sensitive accruals, and loss recoveries related to this storm were $85.9 million prior to tax effects. The losses from these two hurricanes were incurred in the Company's Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Property Individual Risk and Aerospace and Other Specialty Lines segments. The Company's loss estimates for these hurricanes were derived primarily from a combination of a detailed review of in-force contracts and preliminary claims indications received from clients and brokers. Because of the short amount of time elapsed since the hurricanes, the high level of uncertainty due to the extreme complex and unique causation and coverage issues associated with these events, potential legal and regulatory developments related to these losses, and the multiple lines of business impacted, loss estimation at this early stage is difficult. As a result, actual losses from these hurricanes may vary materially from estimated losses, and such differences will be recorded in the period in which they become known. In addition during the nine month period ended September 30, 2005, the Company experienced property losses from European windstorm Erin, floods in California, Nevada and Israel and two industrial fires.

In the nine months ended September 30, 2005, loss emergence related to the 2002, 2003, and 2004 accident years was lower than expected and reserves held by the Company proved to be moderately redundant. During the period, the Company's previously estimated ultimate losses for those accident years were reduced by $97.6 million. This favorable development in the Company's estimated losses for prior years was experienced in all segments with the exception of the Company's Casualty Treaty Reinsurance segment. The most significant favorable developments were experienced in the Property Per Risk Treaty Reinsurance and the Catastrophe Treaty Reinsurance segments. These favorable developments were net of reserve increases related to the 2004 Florida hurricanes, Japanese typhoons and mutual fund exposures. Favorable loss development of $111.0 million was reported for the nine month period ended September 30, 2004.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company's actuaries and reflect management's best estimate of ultimate losses. See "Reserve for losses and loss expenses" below for further discussion.

Acquisition Expenses.    The slight decrease in acquisition expense ratio was due primarily to reductions of commissions paid to wholesale brokers within the Casualty Individual Risk segment.

General and Administrative Expenses.    The general and administrative expense ratio for the nine month period ended September 30, 2005 increased due to expenses related to the development of the Company's U.S. insurance operations. The growth of general and administrative expenses also reflected the continued development of Endurance U.S. and Endurance U.K. At September 30, 2005, the Company had 356 employees compared to 273 employees at September 30, 2004. The increase of 83 employees related primarily to the growth of the U.S. insurance operations.

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

The following table summarizes the underwriting results, associated ratios and reserve for losses and loss expenses for the Company's six business segments for the nine month period ended September 30, 2005.

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

Property Per Risk Treaty Reinsurance

The Company's Property Per Risk Treaty Reinsurance business reinsures individual property risks of ceding companies on a treaty basis. The Company's property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the nine months ended September 30, 2005 and 2004, respectively.

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

Premiums.    The slight increase in gross premiums written was primarily due to the early renewal of a large contract in the first nine months of 2005 for additional premiums of $41.1 million. This contract was scheduled to renew during the fourth quarter of 2005 and was included in written premium in the fourth quarter of 2004. Factoring out the effects of this contract, gross written premiums decreased by $32.5 million. This decrease in gross premiums written was due to business not renewed because pricing, terms and conditions no longer met the Company's requirements as well as from reduced lines on certain contracts (the net effect of these declines offset by new business written during the period was $72.6 million). Of the overall business written, Endurance U.K. contributed approximately $30.9 million in additional gross premiums over the same period in 2004. The remaining decreases were offset by favorable premium adjustments of $29.6 million for the nine months ended September 30, 2005.

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

Premiums.    The increase in gross premiums written was due to reinstatement premiums written and earned as a result of Hurricanes Katrina and Rita offset by business not renewed due to pricing,

terms, and conditions not meeting the Company's requirements. Reinstatement premiums for this segment totaled $20.2 million for the nine months ended September 30, 2005. Factoring out the impact of these reinstatement premiums, gross written premiums for the nine month period decreased from the same period last year by $18.8 million. The decrease in gross premiums written was due to business that has not been renewed where terms and conditions have no longer met the Company's underwriting requirements as well as reduced lines on certain contracts. In general, the property catastrophe market was somewhat less favorable than the Company expected at the beginning of 2005, and accordingly, the Company's catastrophe exposures have been reduced year over year. Programs in this segment with U.S. hurricane exposure have generally experienced moderate pricing increases, particularly those programs with significant loss activity in 2004. In contrast, programs without U.S. hurricane exposure have experienced moderate rate reductions.

Losses and Loss Expenses.    The loss ratios for the nine month period ended September 30, 2005 increased significantly due to the impact of Hurricanes Katrina and Rita. The combined gross losses of these storms totaled $161.6 million. Losses from Hurricanes Katrina and Rita, net of reinstatement premiums, other loss sensitive accruals, and loss recoveries were $134.9 million prior to tax effects. The nine month period ended September 30, 2004 included losses from Hurricanes Charley, Frances, Ivan, and Jeanne. Current period losses were partially offset by $8.9 million of favorable loss development from prior years. Favorable development for the nine month period ended September 30, 2004 was $34.9 million.

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

Premiums.    The decrease in gross premiums written was due to large non-renewals which were partially offset by new business. New business for the nine months ended September 30, 2005 consisted of new workers compensation reinsurance contracts written at Endurance U.S. Total new business written in this segment for the nine months ended September 30, 2005 was $102.2 million. New business was offset by approximately $131 million of premiums from contracts not renewed, principally where pricing, terms and conditions no longer met the Company's requirements. The expiring contracts included three contracts related to a single, large national carrier that were not renewed that generated premiums written in the nine months ended September 30, 2004 of $50.6 million. The growth in premiums earned corresponded to the historical growth of premiums written.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long-tail nature of this business. The increased loss ratio in 2005 was a result of unfavorable loss development of $5.2 million compared to favorable development of $11.2 million in the nine months ended September 30, 2004. Prior year reserves were increased in 2005 as the Company's regular claims audit process identified additional potential claims related to mutual fund exposures on two treaties that had not been fully reported to the Company. Further contributing to the increased loss ratio was the establishment of precautionary reserves based on recent legal actions brought by the New York Attorney General and the Securities and Exchange Commission against certain insurance brokers and insurance industry participants.

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

Premiums.    Gross premiums written increased slightly for this segment over the same period in 2004. This increase was due to additional premiums written by the new U.S. insurance operations of $15.7 million for the nine months ended September 30, 2005. These increases were offset by decreases in new and renewal business written because pricing, terms, and conditions no longer met the Company's requirements.

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

Further, this segment experienced favorable loss reserve development on prior year reserves of $6.7 million compared to favorable loss reserve development for the nine month period ended September 30, 2004 of $12.9 million.

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

Premiums.    All lines of business in this segment experienced favorable underwriting conditions resulting in gross written premium growth in the nine months ended September 30, 2005. This segment's excess general liability line experienced the most significant premium growth of $22.4 million, and casualty umbrella, professional lines, and healthcare combined to contribute additional growth of $19.1 million for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in premiums earned was a result of higher premiums written in the twelve months ended September 30, 2005 against those written in the corresponding twelve month period ended September 30, 2004. All premiums written by this segment are earned evenly over the terms of the insurance policies, typically a twelve month period.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. Consequently, in the nine months ended September 30, 2005, the Company reduced reserves for expected losses related to prior underwriting periods by $22.1 million compared to a reduction of $8.6 million in the nine months ended September 30, 2004.

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

Premiums.    The increase in gross premiums written was in large part due to the addition of agriculture and surety lines during 2005 which contributed a combined $83.8 million of gross premiums written for the nine months ended September 30, 2005. Additional premiums written were also generated by an expansion in the Company's marine and energy and personal accident lines which have contributed a combined $73.8 million to premium growth. Included in these amounts were reinstatement premiums written and earned during the nine months ended September 30, 2005 of $13.8 million as a result of Hurricanes Katrina and Rita. Offsetting the growth was a decrease of $10.2 million gross premiums written in the aerospace line due to the non-renewal of a major contract and a reduction of satellite business written due to unfavorable pricing, terms and conditions. The growth in premiums earned was largely due to the increase in premiums written and the impact of reinstatement premiums.

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

Offsetting the losses was favorable loss development on prior year reserves of $10.8 million in the nine months ended September 30, 2005 compared to favorable development of $12.4 million in the nine months ended September 30, 2004.

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

Deposit accounting

During the nine months ended September 30, 2005, the Company entered into 22 reinsurance contracts with $122.1 million (2004: $nil) of premiums that, in management's judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

Significant transactions and events

As a result of the losses incurred by the Company due to Hurricane Katrina, on November 2, 2005, A.M. Best Company reduced the financial strength rating assigned to Endurance Specialty Holdings Ltd., Endurance Worldwide Insurance Limited and Endurance Reinsurance Corporation of American from "A" (Excellent) to "A−" (Excellent), with a stable outlook. Our new operating subsidiary, Traders & Pacific Insurance Company, was assigned the same "A−" (Excellent) rating with a stable outlook. We currently maintain a Standard & Poor's financial strength rating for Endurance Bermuda, Endurance U.K. and Endurance U.S. of "A−" (Strong) with a positive outlook.

Hurricane Wilma made landfall in Mexico on October 21, 2005 and made landfall in Florida on October 24, 2005. Preliminary information indicates that this storm has caused substantial insured losses, and the Company expects that it will need to establish appropriate reserves in the fourth quarter of 2005, which may have a negative impact on its fourth quarter results of operations. While it is too early to derive a meaningful estimate of the Company's losses from this event, publicly reported modeling estimates of the industry loss from this event currently range from $4 billion to $14.5 billion, although actual industry losses may differ substantially from these preliminary estimates.

On October 17, 2005, Endurance Holdings consummated the offering of $200 million principal amount of 6.15% Senior Notes pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3 (Registration No. 333-125457) filed on June 10, 2005 and declared effective by the U.S. Securities and Exchange Commission on June 10, 2005 (the "Shelf Registration Statement"). The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. On October 19, 2005, Endurance Holdings used net proceeds from the offering to repay the $143.5 million outstanding under the credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes.

The 6.15% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings' existing and future unsecured and unsubordinated debt. The 6.15% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings' subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.

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

On October 10, 2005, Endurance Holdings issued 8.0 million shares of its 7.75% Non-Cumulative, Preferred Shares, Series A (the "Series A Preferred Shares"). The Series A Preferred Shares sold in the offering were registered under the Securities Act of 1933, as amended, on a prospectus supplement to the Shelf Registration Statement.

The Series A Preferred Shares were issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds from this offering of $193.5 million after expenses and underwriting discounts. The proceeds from this offering are being used to provide additional capital to Endurance Holdings' subsidiaries and for other general corporate purposes. The Series A Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2015 at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series A Preferred Shares before that date at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings:

•	submits a proposal to Endurance Holdings' holders of ordinary shares concerning an amalgamation, consolidation, merger, arrangement, reconstruction, reincorporation, de-registration or other similar transaction involving Endurance Holdings that requires a vote of the holders of the Series A Preferred Shares, voting separately as a single class (alone or with one or more classes or series of preferred shares); or

•	submits any proposal for any other matter that, as a result of any change in Bermuda law after October 6, 2005 (whether by enactment or official interpretation), requires a vote of the holders of the Series A Preferred Shares, voting separately as a single class (alone or with one or more classes or series of preferred shares).

In addition, the Series A Preferred Shares are redeemable at a redemption price of $25.00 per share, plus declared and unpaid dividends, at the option of Endurance Holdings upon the occurrence of certain tax events.

Dividends on the Series A Preferred Shares, when, as and if declared by the board of directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, on a non-cumulative basis, quarterly in arrears on each dividend payment date, at an annual rate of 7.75%. Any such dividends to be distributed to the holders of the Series A Preferred Shares are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Series A Preferred Shares are not cumulative. Accordingly, in the event dividends are not declared on the Series A Preferred Shares and any parity shares for payment on any dividend payment date, then such dividends do not accrue and are not be payable. If Endurance Holdings' board of directors or a duly authorized committee of the board has not declared a dividend before the dividend payment date for any dividend period, Endurance Holdings has no obligation to pay dividends for such dividend period after the dividend payment date for that dividend period, whether or not dividends on the Series A Preferred Shares are declared for any future dividend period.

The Series A Preferred Shares:

•	rank senior to junior shares with respect to the payment of dividends and distributions upon Endurance Holdings' liquidation, dissolution or winding-up. Junior Shares include Endurance Holdings' ordinary shares, and any other shares to be issued in the future, including class A shares and any other class of shares that rank junior to the Series A Preferred Shares (collectively "Junior Shares") either as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding-up; and

•	rank at least equally with each other series of shares ranking on parity with the Series A Preferred Shares as to dividends and distributions upon Endurance Holdings' liquidation or dissolution or winding up, which are referred to as parity shares. As of the date hereof, no other series of parity shares is outstanding.

During any dividend period, so long as any Series A Preferred Shares remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series A Preferred Shares have been declared and paid:

•	no dividend shall be paid or declared on Endurance Holdings' Junior Shares, other than a dividend payable solely in Junior Shares; and

•	no Junior Shares shall be purchased, redeemed or otherwise acquired for consideration by Endurance Holdings, directly or indirectly (other than (i) as a result of a reclassification of Junior Shares for or into other Junior Shares, or the exchange or conversion of one Junior Share for or into another Junior Share, (ii) through the use of the proceeds of a substantially contemporaneous sale of Junior Shares and (iii) as permitted by the bye-laws of Endurance Holdings in effect on the date of issuance of the Series A Preferred Shares).

For any dividend period in which dividends are not paid in full upon the Series A Preferred Shares and any parity shares, all dividends declared for such dividend period with respect to the Series A Preferred Shares and such parity shares shall be declared on a pro-rata basis.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings' assets available for distribution to shareholders, before any distribution is made to holders of Junior Shares, a liquidating distribution in the amount of $25 per Series A Preferred Share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares and any parity shares and only to the extent of Endurance Holdings' assets, if any, that are available after satisfaction of all liabilities to creditors.

Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings' bye-laws.

The Series A Preferred Shares are listed on the New York Stock Exchange under the symbol "ENHPRA."

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

On August 9, 2005, Endurance Holdings entered into a purchase agreement by and among Endurance Holdings, Goldman, Sachs & Co. and Texas Pacific Group and Thomas H. Lee (the "Selling Shareholders") for the sale of 7,741,030 ordinary shares held by the Selling Shareholders. The ordinary shares were sold under Endurance Holdings' Form S-3 Shelf Registration Statement and represented approximately 13% of the ordinary shares then outstanding. Endurance Holdings did not receive any proceeds from this offering.

On May 4, 2005, Endurance Holdings entered into a purchase agreement by and among Endurance Holdings, Goldman, Sachs & Co. and Texas Pacific Group and Thomas H. Lee (the "Selling Shareholders") for the sale of 8,000,000 ordinary shares, par value $1.00 of Endurance Holdings held by the Selling Shareholders. The ordinary shares were sold under Endurance Holdings' Form S-3 shelf registration statement (Reg. No. 333-116505) and represented approximately 13% of the ordinary shares then outstanding. Endurance Holdings did not receive any proceeds from this offering.

The Shelf Registration Statement permits Endurance Holdings to issue, in one or more offerings, up to an additional $148.5 million of debt, equity, or trust preferred securities. In addition, the Shelf Registration Statement also registers for possible future sales substantially all of the ordinary shares beneficially owned by certain of Endurance Holdings' founding shareholders. The registration of the founding shareholders' ordinary shares does not obligate these shareholders to sell any of these shares.

On April 18, 2005, Endurance Holdings amended its existing Credit Agreement among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and

JPMorgan Chase Bank, N.A. as Administrative Agent (the "Amended Agreement") in order to (i) allow for the issuance of multi-currency letters of credit, (ii) allow for the "fronting" of letters of credit by banks that are participants in the Amended Agreement, (iii) extend the maturity of the facility to April 18, 2010, and (iv) increase the size of the facility to $925 million from $850 million. The remaining material terms of Endurance Holdings' existing Credit Agreement, described previously in the 2004 Annual Report on Form 10-K, are unchanged.

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

Traders & Pacific is subject to regulation by the State of Delaware Department of Insurance. Dividends are limited to the greater of 10% of policyholders' surplus or net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At September 30, 2005, Traders & Pacific did not have earned surplus; therefore Traders & Pacific is precluded from declaring or distributing dividends during 2005 without the prior approval of the Delaware Insurance Commissioner. Any dividends paid by Traders & Pacific are paid to Endurance U.S. and are then subject to Endurance U.S.'s dividend limitations.

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

On an ongoing basis, the Company expects its funds to be sufficient to operate its business. Subsequent to the quarter closing, the Company raised additional capital of approximately $600 million through offerings of ordinary shares, 7.75% Non-Cumulative Preferred Shares, Series A, and 6.15% Senior Notes due October 15, 2015. Please see section entitled "Significant transactions and events" above for further detail on the Company's capital initiatives undertaken subsequent to September 30, 2005. There can be no assurance that the Company will not incur additional indebtedness or issue additional equity in order to implement its business strategy or to pay claims.

On October 26, 2005, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.34 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A. The dividend on Endurance Holdings' outstanding ordinary shares will be payable on December 30, 2005 to the ordinary shareholders of record on December 16, 2005 and the dividend on Endurance's Series A Preferred Shares will be payable on December 15, 2005 to the Series A Preferred shareholders of record on December 1, 2005.

The following table sets forth Endurance Holdings' consolidated capitalization as of September 30, 2005, on an actual basis and as adjusted to reflect the issuance by Endurance Holdings of ordinary shares, Series A Preferred Shares and 6.15% Senior Notes as noted above in "Significant transactions and events".

	As of September 30, 2005
	Actual	As Adjusted
	(in thousands, other than shares)
Debt Outstanding
Bank debt	$143,500	$—
Outstanding 7% Senior Notes due 2034	247,797	247,797
Outstanding 6.15% Senior Notes, due 2015	—	197,978
Total debt	391,297	445,775
Shareholders' equity
Ordinary shares – 59,935,738 issued and outstanding, actual (66,014,738 issued and outstanding , as adjusted)	59,936	66,015
Non-cumulative preferred shares, Series A – (8,000,000, issued and outstanding, as adjusted)	—	8,000
Additional paid-in capital	1,072,936	1,452,156
Accumulated other comprehensive loss	(8,330)	(8,330)
Retained earnings	433,553	433,553
Total shareholders' equity	1,558,095	1,951,394
Total capitalization	$1,949,392	$2,397,169

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Information about Market Risk" included in the 2004 Annual Report on Form 10-K.

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

Reserve for losses and loss expenses

As of September 30, 2005, the Company had accrued losses and loss expense reserves of $2.5 billion. This amount represents management's best estimate of the ultimate liability for payment of losses and loss expenses related to loss events as of September 30, 2005. During the three and nine month periods ended September 30, 2005, the Company paid losses and loss expenses of $97.4 million and $294.4 million, respectively.

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

Reserves for losses and loss expenses are comprised of the following at September 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands)
Case Reserves	$205,395	$83,421	$135,683	$72,528	$13,236	$110,995	$(5,901)	$615,357
IBNR	385,512	149,975	519,725	133,516	412,232	331,145	(18,427)	1,913,678
Reserve for Losses and Loss Expenses...	$590,907	$233,396	$655,408	$206,044	$425,468	$442,140	$(24,328)	$2,529,035

(1)	This column reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation. See "Deposit accounting" above for further discussion.

Reserves for losses and loss expenses are comprised of the following at September 30, 2004:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Totals
	(in thousands)
Case Reserves	$117,585	$19,473	$59,650	$20,998	$5,000	$60,641	$283,347
IBNR	241,376	83,715	347,130	45,543	261,909	185,942	1,165,615
Reserve for Losses and Loss Expenses..	$358,961	$103,188	$406,780	$66,541	$266,909	$246,583	$1,448,962

Cautionary statement regarding forward-looking statements

Some of the statements contained herein, and certain statements that the Company may make in press releases or that Company officials may make orally, may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general and the insurance and reinsurance sectors specifically, both as to underwriting and investment matters. Statements that include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are, or will be, important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes these factors include, but are not limited to, the following:

-	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

-	the impact of acts of terrorism and acts of war;

-	the effects of terrorist related insurance legislation and laws;

-	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than the Company's underwriting, reserving or investment practices have anticipated;

-	decreased level of demand for property and casualty insurance or reinsurance, or increased competition due to an increase in capacity of property and casualty reinsurers;

-	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of the Company's subsidiaries;

-	uncertainties in the Company's reserving process;

-	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

-	changes in regulations or tax laws applicable to the Company, the Company's subsidiaries, brokers or customers;

-	acceptance of the Company's products and services, including new products and services;

-	the inability to renew business previously underwritten or acquired;

-	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

-	loss of key personnel;

-	political stability of Bermuda;

-	changes in accounting policies or practices;

-	the impact of the investigations of the New York Attorney General, the Securities and Exchange Commission and other regulators on the insurance and reinsurance industry and the Company in particular; and

-	changes in general economic conditions, including inflation, foreign currency exchange rates and other factors which could affect the Company's investment portfolio.

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

PART II
OTHER INFORMATION

Item 2.    Changes in Securities and Issuer Purchases of Equity Securities

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1, 2005 – July 31, 2005	-	$-	-	1,754,200
August 1, 2005 – August 31, 2005	-	-	-	1,754,200
September 1, 2005 – September 30, 2005	-	-	-	1,754,200
Total	-	$-	-	1,754,200

(1)	Ordinary shares or share equivalents.

(2)	On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company will repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases will be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. On February 17, 2005 the Company extended this program by a further 2,000,000 shares and authorized the program through February 2007.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: November 14, 2005	By: /s/ Kenneth J. LeStrange Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President

Date: November 14, 2005	By: /s/ James R. Kroner James R. Kroner Chief Financial Officer (Principal Financial Officer)