Form 10-K
period 2005-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2006-03-01
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the fiscal year ended December 31, 2005, or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Wellesley House
90 Pitts Bay Road
Pembroke HM 08, Bermuda

(Address of principal executive offices, including postal code)

Registrant’s telephone number, including area code: (441) 278-0400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $1.00 per share	New York Stock Exchange
Preferred Shares, Series A, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2005, was $2,266,578,582.

As of February 24, 2006, 66,165,176 ordinary shares were outstanding.

Certain portions of the registrant’s definitive proxy statement relating to its 2006 annual general meeting of shareholders are incorporated by reference into Part III of this report and certain portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts II and IV of this report.

ENDURANCE SPECIALTY HOLDINGS LTD.
Table of Contents

Item		Page Number
PART I
1.	Business.	4
1A.	Risk Factors.	19
1B.	Unresolved Staff Comments.	51
2.	Properties	51
3.	Legal Proceedings.	51
4.	Submission of Matters to a Vote of Security Holders	52
PART II
5.	Market for the Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities.	53
6.	Selected Financial Data.	54
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
7A.	Quantitative and Qualitative Disclosures about Market Risk	56
8.	Financial Statements and Supplementary Data.	57
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
9A.	Controls and Procedures.	57
9B.	Other Information.	58
PART III
10.	Directors and Executive Officers of the Registrant	59
11.	Executive Compensation	59
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	59
13.	Certain Relationships and Related Transactions	59
14.	Principal Accountant Fees and Services	60
PART IV
15.	Exhibits, Financial Statement Schedules.	61

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under ‘‘Item 1. Business,’’ ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this Annual Report on Form 10-K may include forward-looking statements, which reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general and the insurance and reinsurance sectors specifically, both as to underwriting and investment matters. Statements which include the words ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘seek,’’ ‘‘will,’’ and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	uncertainties due to our limited operating history;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) or Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’) becomes subject to income taxes in the United States or the United Kingdom;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations may impede our ability to charge adequate rates and efficiently allocate capital;

•	reduced acceptance of our products and services, including new products and services;

•	the inability to renew business previously underwritten or acquired;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	the impact of the investigations of the New York Attorney General on the industry and on the Company in particular;

•	the commercial and investment activities of our significant shareholders may lead to conflicts of interst;

•	our investment performance may affect our financial assets and ability to conduct business;

•	we may require additional capital in the future which may not be available or only available on unfavorable terms; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

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

We seek to create a portfolio of specialty lines which are profitable and have limited correlation with one another. We believe that a well constructed portfolio of diversified risks will produce less volatile results than each of the individual lines of business independently, allow for greater capital efficiency and provide a superior risk-adjusted return on capital. We identify and underwrite insurance and reinsurance business through our experienced underwriting staff and apply a centralized quantitative framework of risk analysis across all of our business segments. We produce our business through the leading worldwide insurance and reinsurance brokers and intermediaries.

We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. On March 5, 2003, Endurance Holdings consummated the initial public offering of its ordinary shares.

Since our inception in December 2001, we have been able to achieve significant success in the development of our business. Our accomplishments include the following:

•	building our business from a startup in 2001 to $1.7 billion in gross premiums for the year ended December 31, 2005;

•	successfully launching numerous specialty business segments supported by centralized, leading-edge technical resources;

•	building a substantial client base around the world;

•	recruiting a highly experienced management team and building a staff of approximately 380 including 41 actuaries and risk modelers;

•	licensing insurance subsidiaries in Bermuda, the United Kingdom and the United States;

•	acquiring renewal rights to the property catastrophe business of LaSalle Re Limited;

•	acquiring renewal rights to the majority of the reinsurance business of The Hartford Fire Insurance Company and HartRe Company, L.L.C.;

•	acquiring renewal rights to the majority of the surety reinsurance business of XL Reinsurance America Inc. on a prospective basis;

•	successfully raising $600 million in capital through the sale of equity, hybrid and debt securities within a period of two weeks in 2005;

•	expanding our credit capacity to a $925 million multi-year, multi-currency letter of credit and revolving credit facility;

•	issuing $250 million of 7% Senior Notes due 2034 in 2004;

•	successfully completing our initial public offering in February 2003 and obtaining a New York Stock Exchange (‘‘NYSE’’) listing;

•	repurchasing $263.5 million of our ordinary shares since our start up in 2001; and

•	paying $132.5 million in dividends to our ordinary shareholders during 2005, 2004 and 2003.

We operate our business through the following subsidiaries:

Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’)

Endurance Bermuda was incorporated on November 30, 2001 and is registered with the Bermuda Monetary Authority (‘‘BMA’’) as a Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and the policies of the BMA require Endurance Bermuda to maintain minimum levels of statutory capital, surplus and liquidity to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. Endurance Bermuda, headquartered in Pembroke, Bermuda, focuses on property and casualty insurance and reinsurance business that is of a low frequency, high severity nature. Endurance Bermuda is headed by Daniel M. Izard.

Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’)

Endurance U.K. was incorporated on April 10, 2002. On December 4, 2002, Endurance U.K. was authorized by the United Kingdom Financial Services Authority (‘‘FSA’’) to begin writing certain lines of insurance and reinsurance in the United Kingdom. Headquartered in London, Endurance U.K. is able to operate throughout the European Union, subject to compliance with certain notification requirements of the FSA and in some cases, certain local regulatory requirements, and focuses on the origination of property and casualty insurance and reinsurance from non-North American markets. Endurance U.K. is headed by Mark W. Boucher.

Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’)

Endurance U.S. Reinsurance was incorporated on September 5, 2002. On December 18, 2002, Endurance U.S. Reinsurance received a license from the New York State Department of Insurance to conduct business as a property and casualty reinsurer. Certain reinsurance business, known as working layer, is characterized by higher frequency and lower severity of losses as compared to the type of reinsurance business targeted by Endurance Bermuda. We believe that this business, which requires a higher degree of client contact including underwriting, claims, actuarial and accounting reviews, would be difficult to underwrite from a Bermuda location. Endurance U.S. Reinsurance focuses on such working layer business and provides us with access to classes of reinsurance business and types of reinsurance clients which we would not otherwise be able to effectively access from Bermuda. Endurance U.S. Reinsurance is headed by William M. Jewett.

Traders & Pacific Insurance Company (‘‘Endurance U.S. Insurance’’)

On August 1, 2005, we acquired Endurance U.S. Insurance, a Delaware domiciled property and casualty surplus lines insurer eligible to write surplus lines business in 30 states at December 31, 2005.

Endurance U.S. Insurance intends to pursue surplus lines eligibility in all U.S. jurisdictions. Endurance U.S. Insurance focuses on finding specialized insurance opportunities that allow us to diversify our client base and distribution in lines of business that complement our existing specialty insurance and reinsurance business. As part of our strategy, we are in the process of acquiring additional licensed insurance companies which are currently not underwriting business to facilitate the underwriting of our U.S. insurance business. Endurance U.S. Insurance is headed by Michael P. Fujii.

Endurance Services Limited (‘‘Endurance Services’’)

Endurance Services was incorporated on January 12, 2004. Endurance Services provides administrative support to and enhances operational efficiencies among Endurance Bermuda, Endurance U.S. Reinsurance, Endurance U.K. and Endurance U.S. Insurance. Endurance Services is headed by John L. O’Connor.

Business Strategy

Our goal is to generate a superior long-term return on capital by leveraging our competitive strengths and successfully executing our strategy.

The key elements of our strategy are:

•	Maintain a Portfolio of Profitable Specialty Lines. We believe there are significant opportunities in a number of lines of business in the current market environment. We participate in those specific specialty lines that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We intend to use our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times.

•	Utilize Monoline Level of Expertise in Each Line of Business. We have formed teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by a senior executive and is supported by highly experienced underwriting personnel who are specialists in their unique business line.

•	Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We license a broad array of catastrophe modeling products available from EQE, AIR and RMS. We have also launched our own proprietary underwriting risk management system and have built a proprietary suite of individual contract, portfolio, capital allocation and market risk management and price monitoring tools around this system. We proactively monitor market trends to look for competitive threats to the lines of business in which we are operating as well as to analyze potential new lines that may provide attractive opportunities. We use information gathered to update and adjust the assumptions underlying our models as appropriate.

We require significant amounts of data in our underwriting process. All major accounts are underwritten with dedicated actuarial involvement. We avoid writing business for which we believe sufficient underwriting data is not available, and therefore, have not written qualifying quota share agreements for Lloyd’s of London syndicates and have written only a limited amount of retrocessional business. We also limit the use of retrocessional protection, relying upon our underwriting analysis and portfolio diversification for risk management purposes.

•	Maintain an Efficient Expense Structure. We believe an efficient expense structure will allow us to produce more profitable results and more easily deploy our resources to those lines of business that become more attractive as market conditions change. Several factors contribute to our low cost structure, including our utilization of brokerage distribution rather than direct placement, and our centralized risk management structure, which limits redundant expenses and systems.

•	Proactively Manage Our Capital Base. We actively manage our capital by allocating resources to underwriting opportunities which we believe will offer the highest risk-adjusted return on capital. Over the long-term, we will seek to return excess capital to our shareholders rather than use excess capital to underwrite business at unattractive pricing levels or coverage terms. We have already undertaken a number of capital management initiatives including selective use of various debt and equity securities to raise capital, four acquisitions at prices which were accretive to our earnings, selective repurchases of our ordinary shares on favorable terms, and the payment of shareholder dividends.

Business Segments

Our commitment to specialized underwriting requires market knowledge, analytic capabilities and experience more typically found in monoline companies. Accordingly, we have organized our company by business segment, under the direction of managers for each line of business who are recognized leaders in their respective fields. We support these managers with centralized and state of the art analytic expertise and technology. Our six business segments and the related gross premiums written and acquired for the year ended December 31, 2005 are as follows:

Business Segment	Gross Premiums Written and Acquired	% of Total
	(in thousands)
Property Per Risk Treaty Reinsurance	$361,859	21.7%
Property Catastrophe Reinsurance	250,469	15.0%
Casualty Treaty Reinsurance	436,027	26.1%
Property Individual Risk	112,736	6.8%
Casualty Individual Risk	308,695	18.5%
Aerospace and Other Specialty Lines	342,382	20.5%
Deposit Accounting(1)	(143,291)	(8.6)%
Total	$1,668,877	100.0%

(1)	Reconciles gross premiums written and acquired by segment to the Company’s financial statement presentation.

These segments and their associated lines of business are described in greater detail below.

Property Per Risk Treaty Reinsurance.    Our Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. This segment is comprised of a diversified portfolio of property per risk reinsurance contracts covering claims from individual insurance policies issued by our ceding company clients and including both personal lines and commercial exposures (principally covering buildings, structures, equipment, contents and time element coverages). Loss exposures in this segment include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. This segment is comprised of proportional and excess of loss reinsurance agreements. Our current mix of business, as measured by gross premiums written during the year ended December 31, 2005, is approximately 38% excess of loss and 62% proportional. Currently, 58.4% of the exposures reinsured in this segment are in the United States. The remaining reinsured risks represent worldwide exposures, including the United States. This segment is underwritten by Endurance U.S. Reinsurance, Endurance U.K. and Endurance Bermuda.

Because the reinsurance contracts written in this segment are exposed to losses on an individual policy basis, we underwrite and price the agreements based on anticipated claims frequency. We use actuarial techniques to examine our ceding companies’ underwriting results as well as the underwriting results from the ceding companies with comparable books of business and pertinent industry results. These experience analyses are compared against actuarial exposure analyses to refine our pricing assumptions. Our pricing also takes into account our variable and fixed expenses and our assessment of an appropriate return on the capital required to support each individual contract relative to our portfolio of risks.

Reinsurance contracts that provide coverage through individual underlying insurance policies may contain significant risk of accumulation of exposures, both to natural and other perils. Our underwriting process explicitly recognizes these exposures. Natural perils, such as windstorm, earthquake and flood, are analyzed through our catastrophe modeling systems. Other perils, such as fire and terrorism events, are considered on a contract-by-contract basis and monitored for cumulative aggregate exposure. All of our excess of loss agreements have risk limits in place and, with a limited number of exceptions, all treaties either have occurrence limits or limited reinstatement rights.. Proportional contracts can be particularly prone to accumulations of exposure and losses in catastrophic events. Most of our proportional contracts in force at December 31, 2005 are also subject to occurrence limits. The only exceptions made to our occurrence limits requirements are a result of explicit approval by our executive management and have been based on complete and ongoing disclosures by our ceding companies of the underlying policies.

This business segment typically operates as a subscription market, with the reinsurance intermediaries seeking participation for specific treaties among a number of reinsurers. Those reinsurers that ultimately subscribe to any given treaty participate at substantially the same pricing, terms and conditions. Our maximum capacity on any one program is $30 million on any one risk and our average commitment has been approximately $1.7 million for 2005.

Our principal competitors in this segment include Arch Capital Group Ltd. (‘‘Arch’’), Aspen Insurance Limited, Folksamerica Re, GeneralCologne Re, Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (‘‘Munich Re’’), PartnerRe Ltd. (‘‘PartnerRe’’), Swiss Reinsurance Company (‘‘Swiss Re’’), Transatlantic Reinsurance Company (‘‘Transatlantic Re’’) and XL Capital Ltd. (‘‘XL’’).

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

We have licensed catastrophe modeling software from the principal modeling firms, including EQE, RMS and AIR. These software tools use exposure data provided by our ceding company clients to simulate catastrophic losses. We have high standards for the quality and level of detail of such exposure data and have an expressed preference for data at the zip code or postal code level. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and effectively surcharged for increased uncertainty. Our commitment to detailed exposure data precludes significant involvement as a retrocessionaire in the current market. In 2005, less than 1% of the gross premiums written in this segment have been derived from other reinsurers, with over 99% coming from the catastrophe programs of insurance companies.

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

Similar to the Property Per Risk Treaty Reinsurance segment, the Property Catastrophe Reinsurance market operates on a subscription basis with all subscribing reinsurers participating at substantially the same pricing, terms and conditions. Our average attachment point is approximately $223 million for the 2005 year. Generally, our maximum capacity on any one program is $50 million per event.

Our property catastrophe business is diversified geographically. As of December 31, 2005, approximately 53% of our property catastrophe premium was associated with exposures in the United States and the remainder from over 34 other countries around the world. Our principal exposures outside the United States are in the United Kingdom, continental Europe, Australia, Canada and Japan. Our estimates of exposures to the major perils in each of these territories are provided in the ‘‘Underwriting and Risk Management’’ section below.

Our principal competitors in this segment include ACE Tempest Reinsurance Ltd. (‘‘Tempest Re’’), Arch, AXIS Specialty Limited (‘‘AXIS’’), IPC Holdings Ltd., Montpelier Re Holdings Ltd. (‘‘Montpelier Re’’), PartnerRe, RenaissanceRe Holdings Ltd. (‘‘RenaissanceRe’’) and XL Re Ltd. (‘‘XL Re’’).

Casualty Treaty Reinsurance.    Our Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. Approximately 82% of the exposures are in the United States, with the remainder representing worldwide risks, including the United States based on 2005 gross premiums written. The exposures that we reinsure include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation. We write severity oriented casualty treaty business such as clash and high excess workers’ compensation in Endurance Bermuda. Other casualty treaty business is underwritten by Endurance U.S. Reinsurance and Endurance U.K.

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

The maximum capacity available for casualty treaty programs that are exposed to loss by individual policy limits is $30 million, but we rarely allocate capacity over $15 million. Our average capacity commitment in this segment as of December 31, 2005 was approximately $6 million per program.

Our principal competitors in this segment are AXIS, Arch, American Re Ltd., Chubb Re, Inc. (‘‘Chubb Re’’), General Re, Munich Re, RenaissanceRe, Swiss Re, Transatlantic Re and XL.

Property Individual Risk.    Our Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured for each policy. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. We underwrite property individual risk business at Endurance U.K. and Endurance U.S. Insurance.

Our risks in this business segment are all well diversified across a range of industries. These industries include real estate, retail, manufacturing, chemicals, financial, utilities, telecommunications, construction and civil engineering, municipalities/institutional properties and other industries.

As of December 31, 2005, approximately 31% of the insured risks were located in the United States and the remainder in the rest of the world, including worldwide exposures which include U.S. based risks. We expect the proportion of business written outside of the United States to increase as we expand our capabilities in Endurance U.K. Approximately 98% of the business in this segment is written on an excess of loss basis and 2% is written on a primary or proportional basis for the 2005 year.

Endurance U.S. Insurance offers gross limits capacity of up to $25 million on any one risk. Endurance U.K. limits its lines to no more than $40 million on any one risk and on risks located in catastrophe zones.

Our competitors in this segment include a large number of insurance and reinsurance companies. Among our most frequent competitors are ACE Ltd. (‘‘ACE’’), Allianz AG, Allied World Assurance Company Ltd. (‘‘AWAC’’), Arch, Factory Mutual Insurance Company, Lexington Insurance Company, Montpelier Re, Royal & Sun Alliance Insurance Group Plc, RLI Corp. and Zurich Financial Services Group (‘‘Zurich’’).

Casualty Individual Risk.    Our Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This segment is comprised of three lines of business: excess casualty insurance, professional lines insurance and healthcare. For the year ended December 31, 2005, these lines of business represented approximately 42%, 20% and 38% of the gross premiums written for this segment, respectively. This segment is underwritten by Endurance Bermuda and Endurance U.S. Insurance.

The excess casualty insurance line of business written by Endurance Bermuda provides third party liability insurance for a wide range of industry groups. Our clients are typically Fortune 1000 companies with sophisticated risk management practices who generally retain large portions of their own risk and purchase large insurance limits. Our target clients within this group are in strong financial positions, have formal, well-developed risk management programs and proactive claims detection and management procedures. As of December 31, 2005, approximately 18% of our insured risks in this line of business were solely located in the United States and the remainder represented worldwide exposures, including the United States.

Endurance Bermuda’s minimum attachment point for the excess casualty insurance line of business is $25 million and the average attachment point for 2005 is approximately $219 million. In all cases, we carefully review and approve our policy forms and endorsements to ensure we are fully comfortable with the scope of coverage we provide. Our maximum line in this category is $50 million. Our average line is approximately $25 million based on business written in 2005.

The excess casualty insurance line of business written by Endurance U.S. Insurance provides third party liability insurance for a wide range of industry groups. These industries include real estate, manufacturing, chemicals, financial, utilities, telecommunications, construction and other industries. All of the insured risks written by Endurance U.S. in this line of business are located in the United States. In all cases, we carefully review and approve our policy forms and endorsements to ensure we are fully comfortable with the scope of coverage we provide. Our maximum line in this category is $50 million. Our average line is approximately $20 to $25 million.

Endurance Bermuda’s principal competitors in this line of business include ACE, Arch, AWAC, Lloyd’s, Starr Excess Liability Insurance Company, Ltd. (‘‘Starr Excess’’), XL and Zurich. Endurance U.S. Insurance’s competes in this line primarily with ACE, Arch, AWAC, Lloyd’s, American International Group (‘‘AIG’’), Chubb Re, XL and Zurich.

Our professional lines insurance line of business is written solely by Endurance Bermuda and includes a full range of products: directors’ and officers’ liability insurance, errors and omissions insurance, employment practices liability insurance and pension trust liability insurance. Coverage can be offered on a stand alone, blended or an integrated excess casualty basis. Our clients include both non-profit and for-profit entities representing a wide range of industry groups. We target clients with strong, stable financial positions, paying particular attention to liquidity, solvency margins, profitability and internal controls and compliance. As of December 31, 2005, 98% of our risks were worldwide, including the United States.

We generally require a minimum attachment point of $25 million and our average attachment point has been approximately $167 million. We have maximum limits capacity of up to $25 million and an average limit of $15.7 million on any one risk. Business in this segment is written almost exclusively on a claims-made basis and all of the business is written on an excess of loss basis.

Our principal competitors in this line of business include ACE, Arch, AWAC, Lloyd’s, Starr Excess and XL.

Our healthcare business is written by Endurance Bermuda and is focused on one narrow niche within the medical professional liability market: excess hospital medical professional liability insurance. Within this market, we target institutional healthcare providers such as large, stand-alone hospitals, multi-hospital systems, university teaching hospitals and integrated healthcare delivery systems. We do not insure stand-alone individual physicians, physician groups, or other healthcare professionals nor do we seek risks that are principally from long-term care facilities. As of December 31, 2005, all of our healthcare insureds were based in the United States.

All of the business in our healthcare line of business is written on an excess of loss basis. Our average attachment point is approximately $36 million based on 2005 policies written. The business is written almost exclusively on a claims-made basis. Our average program participation is approximately $21 million for 2005.

Our principal underwriting considerations from this line of business are based on evaluations of risk management policies and procedures, historical claims activity, current exposures and operating jurisdictions. Pricing is determined based on account-specific experience and exposure ratings. We incorporate the insight that we have gained from a proprietary database of over 1.1 million medical professional liability claims.

Our principal competitors in this line of business are ACE, AIG, CNA Financial Corporation, Swiss Re and Zurich.

Aerospace and Other Specialty Lines.    Our Aerospace and Other Specialty Lines business segment is comprised primarily of the insurance and reinsurance of aerospace lines, and unique opportunities in a number of other reinsurance programs such as marine and energy, personal accident, terrorism, agriculture, surety and others.

Our aerospace line is comprised of aviation and space business. The aviation business includes hull, aircraft liability and aircraft products coverages. Currently, approximately 44% of the exposures insured in this line of business are in the United States, with the remainder being distributed throughout the world, including the United States. We write these exposures both as insurance and treaty reinsurance. In all cases, we track our exposures by original insured in order to monitor our maximum exposures by major airline and by major manufacturer.

Our average attachment point is $10.9 million. Our average commitment during 2005 was approximately $3 million per program.

Our expertise in the aviation category has allowed us to create an extensive database of historical aviation claims and program structures. Individual account decisions are based on a combination of qualitative evaluations of the risk management programs of the original insureds and quantitative examinations of our clients’ track records and the records of peer and comparable operations.

The space business includes satellite launch and in-orbit coverage. We have chosen to write space business through industry recognized leaders, and currently support three organizations on a treaty reinsurance basis only.

Our principal competitors in this line of business are GE Frankona, Hannover Ruckversicherungs-Aktiengesellschaft, Lloyd’s, Munich Re, Swiss Re and XL Re.

Our remaining business in this segment represents a variety of contracts which were underwritten utilizing the expertise of our senior underwriting staff. These contracts are those that do not fit within our other segments.

Please see Note 7 — ‘‘Segment Reporting’’ to our audited consolidated financial statements for additional information about our business segments and the geographic distribution of our gross premiums written and acquired for the last three fiscal years. As an internationally licensed insurance carrier, we are not permitted to write, and have generated no revenue from Bermuda-based risks.

Distribution

We are a broker-market participant and conduct business almost exclusively through insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense which would be incurred in creating wholly owned distribution networks.

During 2005, Aon was the largest distributor of our reinsurance lines while Marsh was the largest distributor of our insurance lines. A breakdown of our distribution by broker is provided in the table below:

Broker	Percentage of Gross (1) Premiums Written for the Year Ended December 31, 2005
Marsh	26.9%
Aon	24.3
Willis	13.7
Benfield	9.3
All Other	25.8
Total	100.0%

(1)	Prior to deposit accounting adjustments.

Claims Management

Claims are managed by the Company’s experienced, technical claims teams. The responsibilities of the claims staff include the review of initial loss reports, administration of claims databases, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and, where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, and notification to reinsurers. In addition, significant auditing of our insurance company clients is performed throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and overall quality of our clients’ performance.

Upon receipt, claims notices are recorded by the claims staff within our underwriting, financial and claims systems. When the Company is notified of insured losses, claims personnel record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

To assist with the tracking and reporting of significant claims, the Company maintains a claims database. The Company’s claims database tracks all individual claims movements of $250,000 and greater and is utilized for senior management approval for losses exceeding designated authority levels.

Reserve for Losses and Loss Expenses

We are required by applicable insurance laws and regulations and U.S. GAAP to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and loss reserves prudently after reflecting on all information known to us as of the date they are recorded.

We use statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. The period of time from the reporting of a loss to us and the settlement of our liability may be several years. During this period, additional facts and trends will be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase in our overall reserves, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves.

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

To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed regularly, and such adjustments, if any, are recorded in earnings in the periods in which they are determined. Our losses and loss expenses reserves are reviewed annually by our outside actuarial specialists.

While management believes that it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

Underwriting and Risk Management

Internal underwriting controls are exercised through David S. Cash, our Chief Underwriting Officer. Underwriting authority is delegated to the managers of our lines of business and to underwriters in accordance with prudent practice and an understanding of each individual’s capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These letters contain our operating guidelines, a description of the analytic process to be followed, referral requirements broken down by sources of business, terms and conditions, situations and the limits capacity and annual premium for any one contract. Our profitability guidelines are attached to each such letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, by line of business. Our profitability guidelines are regularly reviewed to reflect changes in market conditions, interest rates, capital structure and market-expected returns.

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

Before we review any program proposal, we consider the appropriateness of the client, including the quality of its management and its risk management strategy. In addition, we require each program to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered. We further request information on the client’s loss history for the perils being reinsured, together with relevant underwriting considerations. If a program meets the preceding underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives.

It is our corporate objective to limit the risk of a significant loss on an economic basis from a one in one hundred year series of catastrophic events to no more than 25% of our total capital. We define ‘‘economic basis’’ as premiums plus reinstatement premiums less incurred losses and loss expenses.

To achieve the above objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

Our proprietary systems include those for modeling risks associated with property catastrophe, hospital professional liability, aviation, property individual risk and workers’ compensation business,

various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risk on a contract by contract basis across our lines of business.

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

Separate from our natural catastrophe exposed businesses, we underwrite and accept casualty and specialty insurance and reinsurance business. We apply the same standards with respect to actuarial and risk analysis to these businesses using commercial data and models licensed from the Insurance Services Office, Inc., the National Council on Compensation Insurance, Inc., the Reinsurance Association of America, A.M. Best, Airclaims Ltd., Bloomberg, and various professional service firms. As with our natural catastrophe exposed businesses, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.

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

In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by location and line of business based on a number of factors, including market conditions. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 5 — ‘‘Reinsurance’’ in the Notes to the Consolidated Financial Statements of the Company.

Investments

We follow an investment strategy designed to maximize income while providing sufficient liquidity to meet claims and to prudently manage risk and long-term economic return, consistent with our investment policy. In determining our investment decisions, we consider the impact of various catastrophic events, particularly those to which our insurance and reinsurance portfolio may be exposed, on our invested assets to protect our financial position. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. At December 31, 2005, our aggregated invested assets portfolio consisted of $4.3 billion of high investment grade rated, liquid, fixed maturity securities, $0.5 billion of cash and cash equivalents and $0.2 billion of alternative investments.

Our fixed maturity portfolio is managed by external investment management firms in accordance with the investment policy set by the Investment Committee of our Board of Directors. The average credit quality of our fixed maturity investments is AAA/Aaa, with no investments in securities rated below A−/A3 as determined by Standard & Poor’s (‘‘S&P’’) and Moody’s Investors Service, Inc. (‘‘Moody’s’’), respectively. Short-term instruments must be rated a minimum of A-1/P-1. The target duration is 3.0 years, and the portfolio has an income versus total return orientation. At December 31, 2005, the average duration of our invested assets was 2.72 years. There have been no credit losses to date.

The following table sets forth the types of securities in our fixed maturity portfolio, excluding cash equivalents and short term securities, and their fair values and amortized costs as of December 31, 2005:

Type of Investment	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. government and agencies	$998,280	$2,898	$(10,505)	$990,673
Non-U.S. government securities	228,394	2,040	(1,131)	229,303
Corporate securities	687,464	2,801	(9,169)	681,096
Mortgage-backed securities	1,849,748	4,394	(27,663)	1,826,479
Asset-backed securities	601,858	126	(6,196)	595,788
Total	$4,365,744	$12,259	$(54,664)	$4,323,339

U.S. Government and Agencies.    U.S. government and agency securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, FreddieMac and FannieMae.

Non-U.S. government securities.    Non U.S. government securities represent the fixed income obligations of non-U.S. governmental entities.

Corporate Securities.    Corporate securities are comprised of bonds issued by corporations rated A−/A3 or higher and are diversified across a wide range of issuers and industries. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in our portfolio represented less than 1.1% of total invested assets at December 31, 2005. We had no realized credit related losses during 2005. Our investment policy calls for the sale of any bond which becomes rated less than the lower of A− or A3 from S&P or Moody’s.

Mortgage-Backed Securities.    The majority of the mortgage-backed securities in our investment portfolio are FreddieMac, FannieMae and AAA-rated non-agency securities. They are collateralized by residential and commercial mortgages. Our portfolio has relatively low cash flow variability as compared to the overall mortgage market. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received.

Asset-Backed Securities.    Asset-backed securities are diversified both by type of collateral and issuer. Most of our asset-backed securities are AAA-rated bonds backed by pools of automobile loan receivables and credit card receivables, home equity loans and other collateral originated by a variety of financial institutions.

The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security’s priority in the issue’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include performance of the underlying consumer or corporate loans, which act as collateral to these securities.

The investment ratings (provided by major rating agencies) for fixed maturity securities held as of December 31, 2005 and the percentage of our total fixed maturity securities they represented at such date were as follows:

Ratings	Fair Value	Percentage
	(in thousands)
U.S. government and agency securities	$990,673	22.9%
AAA/Aaa	2,721,235	62.9
AA/Aa	210,779	4.9
A/A	400,652	9.3
Total	$4,323,339	100.0%

The maturity distribution for fixed maturity securities held as of December 31, 2005 was as follows:

Maturity	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$146,042	$145,676
Due after one year through five years	1,167,962	1,156,792
Due after five years through ten years	486,492	483,345
Due after ten years	113,642	115,259
Mortgage-backed securities	1,849,748	1,826,479
Asset-backed securities	601,858	595,788
Total	$4,365,744	$4,323,339

Our investment returns for the year ended December 31, 2005 were as follows (in thousands):

Net investment income from investments in other ventures	$13,346
Other net investment income	167,629
Net investment income	$180,975
Net realized losses on sales of investments	(8,244)
Net decrease in unrealized gains	(50,092)
Total net investment return	$122,639

Alternative Funds.    During 2004 and 2005, our Board of Directors approved the investment of up to $200 million of our invested assets in alternative funds, which invest largely in senior secured distressed debt, derivatives, equity long and short, senior secured bank debt and high yield securities. As of December 31, 2005, we had invested $142.5 million in such alternative funds.

We determine the fair values of our investments in alternative funds based upon the net valuation criteria established by the managers of the alternative funds. These net valuations are established based upon the valuation criteria in the governing documents of the alternative funds. Due to a delay in the valuations reported by the fund managers, all our investments in these alternative funds are reported on a one month lag. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares or partnership interests of the alternative funds. Many of the alternative funds are subject to restrictions on redemptions and sale which are determined by the governing documents and thereby limit our ability to liquidate these investments in the short term.

Our investment in alternative funds is recorded on our balance sheet as investments in other ventures, under the equity method. Our investments in other ventures had a carrying value of $161.9 million at December 31, 2005. Interest income, income distributions and realized and unrealized gains and losses on our investments in the alternative funds are included in net investment income and totaled $13.3 million for the year ended 2005.

Investment Oversight.    The Investment Committee of the Company’s Board of Directors establishes an investment policy and supervises our investment activity. The Investment Committee also regularly monitors our overall investment results, reviews compliance with our investment objectives and policy, and ultimately reports our overall investment results to the full Board of Directors. Our investment policy specifies minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. This includes limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries. Our investment managers may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon the business we have written, the currency in which our loss reserves are denominated or regulatory requirements.

We have engaged our investment managers to provide investment advisory and management services. We have agreed to pay investment management fees based on the month-end market values held under their respective custody. The fees, which vary depending on the amount of assets under management, are included in net investment income. These agreements may be terminated by either party upon written notice.

Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. As a result of the losses incurred by us due to Hurricane Katrina, on November 2, 2005, A.M. Best reduced the financial strength rating assigned to Endurance Bermuda, Endurance U.K. and Endurance U.S. Reinsurance from ‘‘A’’ (Excellent) to ‘‘A−’’ (Excellent), with a stable outlook. Our new operating subsidiary, Endurance U.S. Insurance, was assigned the same ‘‘A−’’ (Excellent) rating with a stable outlook. During the year, S&P also undertook a review of our ratings and reaffirmed an ‘‘A−’’ (Strong) financial strength rating for Endurance Bermuda, Endurance U.K. and Endurance U.S. Reinsurance and assigned the same ‘‘A−’’ rating to Endurance U.S. Insurance with a positive outlook.

The objective of A.M. Best’s and S& rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s and S&P opinions of our capitalization, performance and management, and are not applicable to our securities and are not a recommendation to buy, sell or hold such securities. A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (In Liquidation), and includes 16 separate ratings categories. Within these categories, ‘‘A++’’ (Superior) and ‘‘A+’’ (Superior) are the highest, followed by ‘‘A’’ (Excellent) and ‘‘A−’’ (Excellent). Publications of A.M. Best indicate that the ‘‘A’’ and ‘‘A−’’ ratings are assigned to those companies that, in A.M. Best’s opinion, have demonstrated an excellent ability to meet their obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. The rating ‘‘A−’’ (Excellent) by A.M. Best is the fourth highest of 15 rating levels (the rating of ‘‘S’’ (Suspended) is considered a rating category but not a rating level). S&P maintains a letter rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (Under Regulatory Supervision). Within these categories, ‘‘AAA’’ (Extremely Strong) is the highest, followed by ‘‘AA+’’, ‘‘AA’’ and ‘‘AA−’’ (Very Strong) and ‘‘A+’’, ‘‘A’’ and ‘‘A−’’ (Strong). Publications of S&P indicate that the ‘‘A+’’, ‘‘A’’ and ‘‘A−’’ ratings are assigned to those companies that, in S&P opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. These ratings may be changed, suspended, or withdrawn at the discretion of S&P. The rating ‘‘A−’’ (Strong) by S&P is the seventh highest of twenty-one rating levels.

Competition

The insurance and reinsurance industries are mature and highly competitive. Insurance and reinsurance companies compete on the basis of many factors, including premium charges, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in the particular risk to be underwritten, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged and other terms and conditions of the reinsurance and insurance business offered. These factors operate at the individual market participant level and in the aggregate across the insurance and reinsurance industry more generally. In addition, background economic conditions and variations in the insurance and reinsurance buying practices of insureds and ceding companies, by participant and in the aggregate, contribute to cyclical movements in insurance and reinsurance rates, terms and conditions and ultimately insurance and reinsurance industry aggregate financial results.

We compete in the Bermuda, U.S., London and international insurance and reinsurance markets directly with numerous other parties, including established global insurance and reinsurance companies, other start-up insurance and reinsurance entities, as well as potential capital markets and securitization structures aimed at managing catastrophe and other risks. Many of these entities have significantly larger amounts of capital and more employees than Endurance Holdings and its subsidiaries and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

In general, we believe operating conditions in the insurance and reinsurance marketplace were more challenging during the first half of 2005 than those of prior years. Pricing pressures and increased capacity were seen predominately in the property lines. However, we retained our underwriting discipline throughout this period turning away business when terms and conditions did not meet our underwriting requirements. In the third and fourth quarters of 2005, Hurricanes Katrina, Rita and Wilma significantly impacted the industry, with Hurricane Katrina being reported as the largest insured event in history. We expect to see certain catastrophe exposed segments of the industry experience reductions in capacity driven by rising rates, heightened attention to exposure levels and increased capital requirements by rating agencies. Outside of the catastrophe exposed risks, we expect a generally stable pricing environment with some specialty areas, including U.S. on-shore property individual risk and property per risk treaty reinsurance lines, experiencing modest increases in rates.

Employees

As of February 24, 2006, we had 396 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

Item 1A.	Risk Factors

Before investing in any of our securities, you should carefully consider the following risk factors and all other information set forth in this Annual Report on Form 10-K. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment.

Risks Relating to Our Business

Since we have a limited operating history, it is difficult to predict our future performance.

Our Bermuda operating subsidiary, Endurance Bermuda, was formed on November 30, 2001 and began operations on December 17, 2001. Our other operating subsidiaries were formed or acquired after 2001. As a result, there is limited historical financial and operating information available to help you evaluate our past performance or to make a decision about an investment in our ordinary securities. Companies in their early stages of development present substantial business and financial risks and may suffer significant losses. Young companies must successfully develop business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other steps necessary to conduct their intended business activities. As a result of these risks, it is possible that we may not successfully continue implementing our business strategy or successfully complete the development of the infrastructure necessary to run our business. In addition, because of our limited operating history, our historical financial results may not accurately predict our future performance. As a result of industry factors or factors specific to us, we may have to alter our anticipated methods of conducting our business, such as the nature, amount and types of risks we assume.

Our losses related to Hurricanes Katrina, Rita and Wilma may be worse than we have estimated and may have a further material adverse impact on our financial results.

For the year ended December 31, 2005, the Company’s results were adversely impacted by Hurricanes Katrina, Rita and Wilma (the ‘‘2005 Hurricanes’’). The Company’s estimated combined gross losses from these storms at December 31, 2005 totaled $855.9 million. Total losses from the 2005 Hurricanes, net of reinstatement premiums, other loss sensitive accruals, reinsurance recoveries and taxes, were $717.8 million. Current industry loss estimates indicate combined losses from the 2005 Hurricanes could reach over $80 billion.

Our Hurricane Katrina, Rita and Wilma loss estimates are subject to a high level of uncertainty due to extremely complex and unique causation and coverage issues associated with these events, including the attribution of losses to wind or flood damage or other perils, potential legal and regulatory developments related to potential losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the three hurricanes. We expect that these issues may be subject to litigation by state attorneys general and private parties and will not be resolved for a considerable period of time. As a result, both industry-wide insured losses and our losses from the 2005 Hurricanes may ultimately be materially greater or lesser than our estimated losses at December 31, 2005, and any additional losses could have a further material adverse impact on our financial results.

If actual claims exceed our reserve for losses and loss expenses, our financial condition and results of operations could be adversely affected.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we insure or reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined continually in an ongoing process as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Moreover, these uncertainties are greater for companies like us than for those with a longer operating history because we do not yet have an established loss history. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate.

To the extent we determine that actual losses and loss expenses exceed our expectations and reserves recorded in our financial statements, we will be required to immediately increase reserves. This could cause a material reduction in our profitability and capital.

As a property and property catastrophe insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.

Our property and property catastrophe insurance and reinsurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan and earthquakes in California and the New Madrid region of the United States. The loss experience of property catastrophe insurers and reinsurers has generally been characterized as low frequency but high severity in nature. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our unearned premium and loss reserves will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted. See ‘‘Business — Underwriting and Risk Management.’’

As a property and casualty insurer and reinsurer, we could face losses from war, terrorism and political unrest.

We may have substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that our loss reserves will be inadequate to cover these risks. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. We often seek to exclude terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate completely our exposure to terrorist acts, and thus it is possible that these acts will have a material adverse effect on us.

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

Our contracts are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. If actual renewals do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a large number of reinsurance contracts are subject to renewal.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or on our results of operations.

We seek to limit our loss exposure by writing many of our insurance and reinsurance contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event and following prudent underwriting guidelines for each program written. In the case of proportional treaties, we seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. Most of our direct liability insurance policies include maximum aggregate limitations. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and whether a policy falls within particular zone limits. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition and our results of operations, possibly to the extent of eliminating our shareholders’ equity.

If we choose to purchase reinsurance, we may be unable to do so and our net income could be reduced or we could incur a net loss in the event of an unusual loss experience.

We have been generally less reliant on the purchase of reinsurance than many of our competitors, partially due to our strategic emphasis on underwriting analysis and portfolio diversification for risk management purposes. In 2005, we purchased minimal amounts of reinsurance protection; however, due to the development and expected growth of Endurance U.S. Insurance, we expect the amount of reinsurance protection to increase in future years. We consider purchasing reinsurance if it is deemed prudent from a risk mitigation perspective or if it is expected to have a favorable cost/benefit relationship relative to our retained risk portfolio. Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of our control, may reduce to some extent our ability to use reinsurance to balance exposures across our reinsurance or insurance operations. Because we have had a low level of reinsurance purchases, our net income could be reduced in the event of a large unreinsured event or adverse overall experience.

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We are not aware of any planned departures with the exception of James R. Kroner, our former Chief Financial Officer, who retired effective December 31, 2005 and Steven W. Carlsen, our Chief Operating Officer and Chairman of the Underwriting Committee, who will retire on June 1, 2006 and who has now been appointed to the Endurance Board of Directors, where he will sit on the Investment and Underwriting Committees. We rely substantially upon the services of Kenneth J. LeStrange, our Chief Executive Officer, President and Chairman of the Board of Directors, Michael J. McGuire, our Chief Financial Officer and David S. Cash, our Chief Underwriting Officer. Each of Messrs. LeStrange and Cash has an employment agreement with us. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. All of our 45 Bermuda-based professional employees who require work permits, including Messrs. LeStrange and McGuire, have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual. The Bermuda government has not denied a work permit to any of our current Bermuda employees for whom we have applied. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

A decline in the financial strength ratings of Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance or Endurance U.S. Insurance could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. As a result of the losses incurred by us due to Hurricane Katrina, on November 2, 2005, A.M. Best reduced the financial strength rating assigned to Endurance Holdings, Endurance Bermuda, Endurance U.K. and Endurance U.S. Reinsurance from ‘‘A’’ (Excellent) to ‘‘A−’’ (Excellent), with a stable outlook. Our new operating subsidiary Endurance U.S. Insurance, was assigned the same ‘‘A−’’ (Excellent) rating with a stable outlook. We currently maintain an S&P financial strength rating for Endurance Bermuda, Endurance U.K. and Endurance U.S. Reinsurance of ‘‘A−’’ (Strong), and during 2005, Endurance U.S. Insurance was assigned the same ‘‘A−’’ (Strong) rating with a positive outlook.

If our ratings are reduced from their current level by A.M. Best or S&P, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below ‘‘B++’’ (one level below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Endurance Holdings is a holding company and, as such, has no substantial operations of its own. Dividends and other permitted distributions from insurance subsidiaries are expected to be Endurance Holdings’ primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends, if any, to shareholders. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by Endurance Bermuda unless certain regulatory requirements are met. The inability of Endurance Bermuda to pay dividends in an amount sufficient to enable Endurance Holdings to meet its cash requirements at the holding company level could have a material adverse effect on its operations. In addition, Endurance U.K., Endurance U.S. Reinsurance and Endurance U.S. Insurance are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. We therefore do not expect to receive dividends from these subsidiaries for the foreseeable future.

Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares, class A shares and 7.75% Non-Cumulative Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’), and make other payments. Under the Bermuda Companies Act 1981, as amended (the ‘‘Companies Act’’), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Series A Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Series A Preferred Shares have been declared and paid. Preference shares, including the Series A Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings. For a discussion of the legal limitations on our subsidiaries’ ability to pay dividends to Endurance Holdings and of Endurance Holdings to pay dividends to its shareholders, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.’’

The cost of reinsurance security arrangements may materially impact our margins.

As a Bermuda reinsurer, Endurance Bermuda is required to post collateral security with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers, such as Endurance Bermuda. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusteed assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $900 million in letters of credit under our letter of credit and revolving credit facility that expires on August 18, 2010. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.

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

The right of certain of our founding shareholders to designate members of our Board of Directors may prevent or frustrate attempts by shareholders to replace or remove the current management of the Company.

As of February 24, 2006, our remaining founding shareholders beneficially own ordinary shares aggregating approximately 25% of the equity interest in our ordinary shares on a fully diluted basis assuming the full exercise of all vested share options, restricted share units and warrants exercisable for ordinary shares or class A shares. Certain of our founding shareholders have contractual rights to nominate designees as candidates for election to our Board of Directors and select from our directors members of committees of our Board of Directors, and have so designated two of our existing eleven directors.

As a result of their ownership position and contractual rights, our founding shareholders and their board representatives, independently and voting together with our other existing shareholders, will have the ability to significantly influence matters requiring shareholder approval, including, without limitation, the election of directors and amalgamations, consolidations and sales of all or substantially all of our assets.

The commercial and investment activities of our significant investors may lead to conflicts of interest.

Certain of our founding shareholders engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We derive a significant portion of our business through reinsurance relationships and other arrangements in which Aon, one of our founding shareholders, has acted as a broker or insurance or reinsurance intermediary. Although Aon sold the majority of its direct holdings of our ordinary shares in December 2004, due to Aon’s remaining investment in us and their involvement in our formation, it is possible that certain brokers and intermediaries that compete with Aon will perceive a conflict of interest in our relationships with Aon and may, therefore, be hesitant to present insurance and reinsurance proposals and opportunities to us.

Some of our founding shareholders and their affiliates have sponsored, and may in the future sponsor, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which, together with our significant investors, may compete with us. Certain of our founding shareholders and their affiliates have also entered into agreements with and made investments in numerous companies that may compete with us.

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

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturity securities. Our income derived from our invested assets (including net realized losses) was $172.7 million for the year ended December 31, 2005. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.

With respect to our longer-term liabilities, we strive to structure our investments in a manner that recognizes our liquidity needs for our future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general and specific liability profile. However, if our liquidity needs or general and specific liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in that manner. The market value of our fixed maturity investments will be subject to fluctuations depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to attempt to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed, and trades are made to balance our exposure to interest rates. However, a significant increase in interest rates could have a material adverse effect on our book value.

We may be adversely affected by foreign currency fluctuations.

We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2005, approximately 21.3% of our gross premiums before deposit accounting adjustments were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars (‘‘Major Currencies’’). We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current rating agency ratings. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. In the year ended December 31, 2005, our top four brokers represented approximately 74.2% of our gross premiums written before deposit accounting adjustments. See ‘‘Business — Distribution.’’ One of those brokers, Aon, is currently one of our investors. Affiliates of two of our major brokers, Marsh and Benfield, have also co-sponsored the formation of other Bermuda reinsurers that compete with us, and these brokers may decide to favor the reinsurers they sponsored over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Recent examples of emerging claims and coverage issues include:

•	larger settlements and jury awards for professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance;

•	a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices related to the conduct of our business; and

•	increased litigation and regulatory involvement in the claims settlement process from claims arising from the 2005 Hurricanes.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions and certain finite-risk insurance products could adversely affect our business, financial condition and results of operations.

Contingent commission arrangements and finite-risk reinsurance have become the focus of investigations by the U.S. Securities and Exchange Commission and numerous U.S. Attorney’s Offices and state Attorneys General. Contingent commission arrangements are the payment by insurers to brokers of additional sums in connection with the placement of business by brokers with those insurers. Finite-risk reinsurance has been defined as a form of reinsurance in which, among other things, the time value of money is considered in the product’s design and pricing, and there is less risk transfer to the insurer or reinsurer in return for less premium being paid. At this time, we are unable to predict the potential effects, if any, that these investigations and inquiries may have upon the insurance industry or what changes, if any, may be made to laws and regulations regarding the insurance industry. Any of the foregoing could, either directly or indirectly, have an adverse impact on our results of operations. Consistent with long-standing and wide-spread industry practice, in the past we have entered into incentive commission agreements; however, we have ceased entering into these agreements. Since we assume a degree of credit risk associated with brokers with respect to most of our insurance and reinsurance business, our results of operations could be adversely affected in the event that the credit quality of Marsh, Aon or our other brokers is severely impacted by the current investigations or changes to current contingent commission practices.

On January 5, 2005, Endurance U.S. Reinsurance received a subpoena from the New York Attorney General requesting documents in connection with the investigation into contingent commission agreements. Among other things, the subpoena sought documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. The Company provided the New York Attorney General with an initial set of documents responsive to the subpoena on January 21, 2005. While we are unable to predict the ultimate impact of the receipt of the subpoena from the New York Attorney General, the possible receipt of fines and penalties or consequent rating agency actions, if any, could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive environment which could adversely impact our operating margins.

The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers. For information regarding competition in each of our business segments, see ‘‘Business — Business Segments.’’ Many of our competitors have greater financial, marketing and management resources. A number of newly-organized, Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Further, insurance/risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance or reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

•	capital initiatives undertaken by several of our competitors as a result of the 2005 Hurricanes’ impact on the industry;

•	the formation of several new reinsurance companies since September 2005, each capitalized in excess of $500 million, that will likely compete in the same markets as we do;

•	legislative mandates for insurers to provide certain types of coverage in areas where we or our ceding clients do business, such as the mandated terrorism coverage in the Terrorism Risk Insurance Act of 2002, could eliminate the opportunities for us to write those coverages; and

•	programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other ‘‘alternative markets’’ types of coverage could eliminate the opportunities for us to write those coverages.

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

Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and fines and other sanctions, which could have a material adverse effect on our business. See ‘‘Regulatory Matters.’’

Risks Related to Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our financial condition.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Endurance Holdings and Endurance Bermuda an assurance that if any legislation is enacted in Bermuda that would ‘‘impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition’’ of any such tax will not be applicable to Endurance Holdings, Endurance Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, however, it is possible that after March 28, 2016 we may be subject to Bermuda taxes.

We and our subsidiaries may be subject to U.S. tax which may have a material adverse effect on our financial condition and results of operations.

Endurance Holdings and Endurance Bermuda are Bermuda companies and Endurance U.K. is an English company. Endurance Holdings, Endurance Bermuda and Endurance U.K. each intends to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code, or regulations or court decisions, the Internal Revenue Service (‘‘IRS’’), might contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are/is engaged in a trade or business in the United States. If Endurance Holdings, Endurance Bermuda and/or Endurance U.K. were engaged in a trade or business in the United States, and if Endurance U.K. or Endurance Bermuda were to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business were attributable to a ‘‘permanent establishment’’ in the United States (or in the case of Endurance Bermuda, with respect to investment income, arguably even if such income were not attributable to a ‘‘permanent establishment’’), Endurance Holdings, Endurance U.K. and/or Endurance Bermuda would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% ‘‘branch profits’’ tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.

Holders of Endurance Holdings’ ordinary shares or Series A Preferred Shares who own 10% or more of our voting power may be subject to taxation under the ‘‘controlled foreign corporation’’ (‘‘CFC’’) rules.

Certain ‘‘10% U.S. Shareholders’’ of a foreign corporation that is considered a ‘‘controlled foreign corporation’’ (a ‘‘CFC’’) for U.S. federal income tax purposes must include in gross income such 10% U.S. shareholder’s pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart F income is not distributed. See ‘‘Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Share — Shareholders Who Are U.S. Persons — Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.’’ Due to the dispersion of Endurance Holdings’ share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its shares entitled to vote and authorize Endurance Holdings to purchase such shares under certain circumstances, and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. Accordingly, investors should consult their tax advisors regarding the application of the CFC rules to an investment in Endurance Holdings.

U.S. Persons who hold ordinary shares or Series A Preferred Shares may be subject to U.S. income taxation on their pro rata share of our ‘‘related party insurance income’’ (‘‘RPII’’).

The CFC rules apply to certain insurance and reinsurance companies that earn RPII. If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Series A Preferred Shares of Endurance Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Endurance U.K.’s or Endurance Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. Although Endurance U.K. and Endurance Bermuda intend to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own ordinary shares or Series A Preferred Shares will not be required to recognize gross income inclusions attributable to RPII. See ‘‘Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — RPII Companies; RPII Exceptions.’’

The RPII rules provide that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. Persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of ordinary shares or Series A Preferred Shares because Endurance Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares and Series A Preferred Shares. See ‘‘Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Disposition of Ordinary Shares and Series A Preferred Shares; Uncertainty as to the Application of RPII.’’

U.S. Persons who hold ordinary shares or Series A Preferred Shares will be subject to adverse tax consequences if we are considered a ‘‘passive foreign investment company’’ (a ‘‘PFIC’’) for U.S. federal income tax purposes.

We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2005. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2005 year or any future year. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See ‘‘Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Passive Foreign Investment Companies.’’

U.S. Persons who hold ordinary shares or Series A Preferred Shares will be subject to adverse tax consequences if we or any of our subsidiaries are considered a ‘‘foreign personal holding company’’ (‘‘FPHC’’) for U.S. federal income tax purposes.

Endurance Holdings and/or any of its non-U.S. subsidiaries could be considered to be a FPHC for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares could be deemed to be owned by five or fewer individuals who are citizens or residents of the United States, and the percentage of our income, or that of our subsidiaries, that consists of ‘‘foreign personal holding company income,’’ as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our existing shareholder base, that neither we nor any of our subsidiaries are a FPHC for U.S. federal income tax purposes. Due to the lack of complete information regarding our ultimate share ownership, however, we cannot be certain that we will not be considered a FPHC. If we were considered a FPHC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. The FPHC rules have been repealed for tax years of foreign corporations beginning after December 31, 2004 and for tax years of such U.S. shareholders with or within which such tax years of the foreign corporation ends.

REGULATORY MATTERS

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

Bermuda

The Insurance Act 1978 of Bermuda and related regulations, as amended (the ‘‘Insurance Act’’), regulates the insurance business of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the BMA under the Insurance Act. Endurance Bermuda is a registered as a Class 4 insurer by the BMA; however, as a holding company, Endurance Holdings is not subject to Bermuda insurance regulations. Insurance as well as reinsurance is regulated under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance (the ‘‘Minister’’) advises the BMA on matters connected with the discharge of the BMA’s functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA.

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

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda’s principal office is its executive offices in Pembroke, Bermuda. Michael J. McGuire has been appointed by the Board of Directors as Endurance Bermuda’s principal representative and is in the process of being approved by the BMA. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Insurance Act applies has occurred. Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio would be a reportable ‘‘event.’’

Independent Approved Auditor

Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Endurance Bermuda, are required to be filed annually with the BMA. Endurance Bermuda’s independent auditor must be approved by the BMA and may be the same person or firm that audits Endurance Holdings’ consolidated financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist

As a registered Class 4 insurer, Endurance Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Michael E. Angelina, Chief Actuary for the Company, has been appointed by our Board of Directors and is in the process of being approved by the BMA to act as Endurance Bermuda’s loss reserve specialist.

Statutory Financial Statements

An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements, in the case of the Company, will be prepared in accordance with U.S. GAAP. As a general business insurer, Endurance Bermuda is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by BMA.

Annual Statutory Financial Return

Endurance Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

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

c.	15% of net losses and loss expense reserves;

2.	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Endurance Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

3.	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA (at least 7 days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

4.	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers, like Endurance Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

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

Under the Companies Act, the Minister has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Certain Other Bermuda Law Considerations

Endurance Holdings and Endurance Bermuda will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the Company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the Company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As ‘‘exempted’’ companies, Endurance Holdings and Endurance Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (3) to acquire any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Government of Bermuda or a public authority or (4) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Endurance Holdings’ business or Endurance Bermuda’s business (as the case may be) carried on outside Bermuda. Endurance Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

The Bermuda government actively encourages foreign investment in ‘‘exempted’’ entities like Endurance Holdings and Endurance Bermuda that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Endurance Holdings and Endurance Bermuda are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda. See ‘‘Material Tax Considerations — Certain Bermuda Tax Considerations.’’

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government maintains a policy limiting the duration of work permits to six years, with certain exemptions for key employees.

U.K. Regulation

General

On December 1, 2001, the FSA assumed its full powers and responsibilities as the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of regulated activities (including deposit taking, insurance, investment management and most other financial services business by way of business in the U.K.), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into ‘‘classes’’ (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

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

Endurance UK has accordingly received authorization from the FSA to conduct the following additional regulated activities: arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. In both cases, those activities are restricted to non-investment insurance contracts.

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

As an FSA authorized insurer, the insurance and reinsurance businesses of Endurance U.K. are subject to close supervision by the FSA. The FSA has implemented specific requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, which place a strong emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom.

The FSA has prompted a market initiative in the United Kingdom insurance industry to resolve perceived problems resulting from contract uncertainty, which may exist where the full terms and conditions of a contract of insurance or reinsurance are not established at or before the time when the contract comes into force. The FSA’s stated preferred outcome is that a market solution is produced which meets the regulator’s main concerns, which are that policyholders should know precisely what protection they have bought; and that insurers, reinsurers and brokers should have a clearer view, at the time of inception of a contract of the relevant legal, fiduciary, operational and underwriting risks to which they are subject. The FSA has stated, however, that new regulatory requirements may be introduced if a satisfactory outcome does not materialize. Any such outcome may therefore increase the required regulatory capital of Endurance U.K., along with other insurers and reinsurers. The FSA expects the United Kingdom insurance industry to produce an acceptable solution by the end of 2006.

Supervision

The FSA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, visits to insurance companies and regular formal interviews.

The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. periodically, which varies in length according to the risk profile of the insurer. The FSA performs the risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken.

Solvency Requirements

The Integrated Prudential Sourcebook requires that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Integrated Prudential Sourcebook, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Integrated Prudential Sourcebook. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required minimum margin of solvency Endurance UK. Endurance U.K. continuously monitors its solvency capital position and maintains capital in excess of the required minimum margin of solvency.

Each insurance company writing various classes of business is required by the Integrated Prudential Sourcebook to maintain equalization provisions calculated in accordance with the provisions of the Integrated Prudential.

Insurers are required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin. This represents a more risk-based calculation than the previous solvency margin requirements. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. is currently calculating the Enhanced Capital Requirement for December 31, 2005. Should the Company not meet this test, additional capital may be required. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA. This calculation is used along with other tools by the FSA to help establish the ICG. The FSA are currently in the process of establishing the ICG number required for Endurance U.K. It is expected that this will be set during mid-2006.

In addition, an insurer (other than a pure reinsurer) that is part of a group, is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

Restrictions on Dividend Payments

U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. The FSA’s rules require Endurance U.K., in its early years of trading, to notify the FSA of any proposed or actual payment of a dividend that is greater than forecast in the business plans submitted by Endurance U.K. with its application for authorization. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment.

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

Supervision of Management

The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified ‘‘controlled functions’’ within a regulated entity, must be approved by the FSA.

Change of Control

FSMA regulates the acquisition of control of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired control of Endurance U.K.

Under FSMA, any person proposing to acquire control over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person’s application to acquire control. In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such control and that the interests of consumers would not be threatened by such acquisition of control. Failure to make the relevant prior application could result in action being taken against the Company by the FSA.

Intervention and Enforcement

The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Integrated Prudential Sourcebook and breaches of the conduct of business rules generally applicable to authorized persons. The FSA also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA’s stated policy is to pursue criminal prosecution in all appropriate cases.

Passporting

European Union directives allow Endurance U.K. to conduct business in European Union states other than the United Kingdom in compliance with the scope of permission granted these companies by the FSA without the necessity of additional licensing or authorization in other European Union jurisdictions. This ability to operate in other jurisdictions of the European Union on the basis of home state authorization and supervision is sometimes referred to as passporting. Insurers may operate outside their home member state either on a services basis or on an establishment basis. Operating on a services basis means that the Company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the Company has a branch or physical presence in the host state.

In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although the Company nonetheless may have to comply with certain local rules. In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.

U.S. Regulation

Endurance U.S. Reinsurance was organized on September 5, 2002. On December 18, 2002, Endurance U.S. Reinsurance received a license to write certain lines of insurance and reinsurance business from the New York State Department of Insurance. On August 1, 2005, Endurance U.S. Reinsurance acquired Endurance U.S. Insurance, which is domiciled in Delaware, is licensed to write certain lines of insurance and reinsurance in Delaware, Idaho and Wyoming and (as of February 6, 2006) is eligible to write surplus lines insurance in an additional thirty-four jurisdictions.

State Insurance Holding Company Regulation of Endurance Holdings

Endurance Holdings, as the indirect parent of Endurance U.S. Reinsurance and Endurance U.S. Insurance, and Endurance U.S. Holdings Corp., as the direct parent of Endurance U.S. Reinsurance, are subject to the insurance holding company laws of New York and Delaware, the states in which Endurance U.S. Reinsurance and Endurance U.S. Insurance are organized and domiciled. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the Insurance Departments of New York and Delaware and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system affecting Endurance U.S. Reinsurance and Endurance U.S. Insurance, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the New York Superintendent and the Delaware Commissioner of Insurance.

Changes of Control

Before a person can acquire control of a U.S. domestic insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner where the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Endurance Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of both Endurance U.S. Reinsurance and Endurance U.S. Insurance, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable.

State Insurance Regulation of Endurance U.S. Reinsurance and Endurance U.S. Insurance

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

State insurance authorities have broad regulatory powers with respect to various aspects of the business of both Endurance U.S. Reinsurance and Endurance U.S. Insurance including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction. State insurance laws and regulations require Endurance U.S. Reinsurance and Endurance U.S. Insurance to file financial statements with insurance departments everywhere it is licensed or authorized or accredited to conduct insurance business; and the operations of Endurance U.S. Reinsurance and Endurance U.S. Insurance are subject to examination by those departments at any time. Endurance U.S. Reinsurance and Endurance U.S. Insurance prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

State Dividend Limitations

Under the New York and Delaware Insurance Law, Endurance U.S. Reinsurance and Endurance U.S. Insurance, respectively, may only pay dividends to us out of earned surplus. Under New York Insurance Law, this is defined as the portion of the insurer’s surplus that represents net earnings, gains or profits, after deduction of all losses, that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. In Delaware, the definition of earned surplus is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the Delaware Commissioner, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.

In addition, the ability of Endurance U.S. Reinsurance to declare or pay any dividend to us which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of:

1.	10% of Endurance U.S. Reinsurance’s surplus to policyholders as shown on its last statement on file with the New York Superintendent; or

2.	100% of Endurance U.S. Reinsurance’s adjusted net investment income during that period will be subject to the prior approval of the New York Superintendent.

The ability of Endurance U.S. Insurance to declare or pay any dividend, together with all dividends declared or distributed by it during the previous 12 months exceeds the greater of:

1.	ten percent of its policyholders surplus as of the 31st day of December next preceding; or

2.	the net income, not including realized capital gains for the 12-month period ending the 31st day of December next preceding will be subject to the prior approval of the Delaware Commissioner.

Any dividend paid by Endurance U.S. Insurance must first be paid to its immediate parent, Endurance U.S. Reinsurance, which is subject to the restrictions of the New York Insurance Law, as set forth above.

The dividend limitations imposed by the New York and Delaware Insurance Law is based on the statutory financial results of Endurance U.S. Reinsurance and Endurance U.S. Insurance determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2005 and 2004, neither Endurance U.S. Reinsurance nor Endurance U.S. Insurance had earned surplus, and therefore, both entities will be precluded from declaring or distributing any dividend until each entity has earned surplus.

New York and Delaware State Risk-Based Capital Regulations

The New York and Delaware Insurance Laws require that insurers report their risk-based capital (‘‘RBC’’) based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Departments use the formula only as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. The Insurance Laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the Departments as to the use and publication of RBC data. The New York Superintendent and Delaware Commissioner have explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels.

Statutory Accounting Practices

Statutory accounting practices, or ‘‘SAP,’’ is a basis of accounting developed to assist U.S. insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

U.S. GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by the New York and Delaware Departments, determine, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiary and thus determine, in part, the amount of funds they have available to pay dividends to us.

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

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing ‘‘credit for reinsurance’’ which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. Endurance U.K. and Endurance Bermuda are not licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

We do not believe that Endurance U.K. and Endurance Bermuda are in violation of insurance laws of any jurisdiction in the U.S. There can be no assurance however, that inquiries or challenges to Endurance U.K.’s or Endurance Bermuda’s insurance or reinsurance activities will not be raised in the future.

MATERIAL TAX CONSIDERATIONS

Certain Bermuda Tax Considerations

Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or our shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal interest or dividends paid to holders of the ordinary shares or Series A Preferred Shares, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that we or our shareholders will not be subject to any such tax in the future.

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

Certain United States Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings, Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance U.S. Insurance and the ownership of our ordinary shares and Series A Preferred Shares.

This summary is based upon the Code, the regulations promulgated under, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax treaty between the United States and Bermuda (the ‘‘Bermuda Treaty’’) and the tax treaty between the United States and the United Kingdom (the ‘‘U.K. Treaty’’), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this Annual Report on Form 10-K. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor’s investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold ordinary shares or Series A Preferred Shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary assumes that an investor will hold our ordinary shares and Series A Preferred Shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares and Series A Preferred Shares under U.S. federal, state, local and other tax laws.

For U.S. federal income tax purposes and for purposes of the following discussion, a ‘‘U.S. Person’’ means (i) a citizen or resident of the United States, (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, or a partnership, or other entity treated as a partnership for U.S federal income tax purposes, in each case created or organized in the United States or under the laws of the United States or of any of its political subdivisions, (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source or (iv) a trust if either (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust or (b) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes. A ‘‘Non-U.S. Person’’ is a nonresident alien individual, or a corporation, estate or trust that is not a U.S. person.

If a partnership owns ordinary shares or Series A Preferred Shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership that owns ordinary shares or Series A Preferred Shares, you should consult your tax advisor.

United States Taxation of Endurance Holdings, Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance and Endurance U.S. Insurance

We intend to continue to operate Endurance Holdings, Endurance Bermuda and Endurance U.K. in such a manner that they will not be considered to be conducting business within the United States for purposes of U.S. federal income taxation. Whether business is being conducted in the United States is an inherently factual determination. Because the Code, regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not contend successfully that Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are or will be engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax (at a current maximum rate of 35%), as well as a 30% branch profits tax in certain circumstances, on its income which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation is entitled to deductions and credits only if it timely files a U.S. federal income tax return. Endurance Holdings, Endurance Bermuda and Endurance U.K. intend to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax.

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

Foreign insurance companies that conduct an insurance business within the United States must maintain a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty, either because it fails to satisfy one of the limitations on Bermuda Treaty benefits described above or because Endurance Bermuda is considered to have a U.S. permanent establishment, a significant portion of Endurance Bermuda’s premium and investment income could be subject to U.S. federal income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is not clear whether it applies to other income, such as investment income. If Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty, but the Bermuda Treaty is interpreted so as not to apply to investment income, a significant portion of Endurance Bermuda’s investment income could be subject to U.S. federal income tax even if Endurance Bermuda does not maintain a permanent establishment in the United States.

Under the U.K. Treaty, Endurance U.K., if entitled to the benefits of the U.K. Treaty, will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Endurance U.K. intends to conduct its activities in a manner so that it does not have a permanent establishment in the United States, although we cannot predict whether we will achieve this result. Endurance U.K. will be entitled to the benefits of the U.K. Treaty if (i) during at least half of the days during the relevant taxable period, at least 50% of Endurance U.K.’s stock is beneficially owned, directly or indirectly, by citizens or residents of the United States and the United Kingdom, and less than 50% of Endurance U.K.’s gross income for the relevant taxable period is paid or accrued, directly or indirectly, to persons who are not U.S. or U.K. residents in the form of payments that are deductible for purposes of U.K. taxation or (ii) with respect to specific items of income, profit or gain derived from the United States, if such income, profit or gain is considered to be derived in connection with, or incidental to, Endurance U.K.’s business conducted in the United Kingdom.

Foreign corporations not engaged in a trade or business in the United States are nonetheless subject to U.S. withholding tax at a rate of 30% of the gross amount of certain ‘‘fixed or determinable annual or periodical gains, profits and income’’ derived from sources within the United States (such as dividends and certain interest on investments), subject to reduction by applicable treaties.

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

Endurance U.S. Reinsurance is a New York State corporation and Endurance U.S. Insurance is a Delaware company. Each will be subject to taxation in the United States at regular corporate rates. Dividends paid by Endurance U.S. Holdings Corp. to Endurance Bermuda will be subject to U.S. withholding tax at the rate of 30%.

United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares

Shareholders Who Are U.S. Persons

Dividends.    Distributions with respect to ordinary shares and Series A Preferred Shares (including the payment of additional amounts, in the case of the Series A Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the ‘‘controlled foreign corporation,’’ ‘‘related person insurance income’’ and ‘‘passive foreign investment company’’ rules These dividends should constitute ‘‘qualified dividend income’’ as defined in Section 1(h)(11)(B) of the Code and, thus, should be entitled to the 15% preferential federal income tax rate applicable to ‘‘qualified dividends’’ received before January 1, 2009 by certain shareholders (such as individuals), provided that we are not considered a PFIC or a foreign investment company.

Distributions with respect to Endurance Holdings’ ordinary shares and Series A Preferred Shares will not be eligible for the dividends-received deduction allowed to U.S. corporations under the Code. The amount of any distribution in excess of the current and accumulated earnings and profits of Endurance Holdings will first be applied to reduce a holder’s tax basis in the ordinary shares or Series A Preferred Shares as the case may be, and any amount in excess of tax basis will be treated as gain from the sale or exchange of such holder’s shares.

Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.    Each ‘‘10% U.S. Shareholder’’ of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities, in such corporation on the last day, in such year, in which such corporation is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart F income is not distributed. A foreign corporation is considered a CFC if ‘‘10% U.S. Shareholders’’ own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. The Series A Preferred Shares should not be considered voting stock for purposes of determining whether a U.S. Person would be a ‘‘10% U.S. Shareholder’’ unless and until there exists a Nonpayment Event which triggers the Series A Preferred Shareholders' right to elect two additional directors to the board of directors of Endurance Holdings. In such case, the Series A Preferred Shares should be treated as voting stock for as long as such right continues.

For purposes of taking into account insurance income, a CFC also includes a foreign corporation in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. Due to the anticipated dispersion of Endurance Holdings’ share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of any shares that are entitled to vote and authorize the board to repurchase such shares under certain circumstances and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. (These bye-law provisions are described in ‘‘Risk Factors — Risks Related to Ownership of Our Ordinary Shares and our Series A Preferred Shares.’’). There can be no assurance, however, that the IRS will not challenge the effectiveness of these provisions for purposes of preventing 10% U.S. Shareholder status and that a court will not sustain such challenge.

RPII Companies.    The CFC rules also apply to certain insurance companies that earn ‘‘related person insurance income.’’ For purposes of applying the CFC rules to foreign corporations that earn RPII, a different definition of ‘‘controlled foreign corporation,’’ as discussed below, applies.

RPII is defined as any ‘‘insurance income’’ attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a ‘‘RPII Shareholder’’ of the foreign corporation or a ‘‘related person’’ to such RPII Shareholder. In general, and subject to certain limitations, ‘‘insurance income’’ is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company.

For purposes of the RPII rules, ‘‘related person’’ means someone who controls or is controlled by the RPII Shareholder or someone who is controlled by the same person or persons which control the RPII Shareholder. ‘‘Control’’ is measured by either more than 50% in value or more than 50% in voting power of stock, applying constructive ownership principles. A corporation’s pension plan is ordinarily not a ‘‘related person’’ with respect to the corporation unless the pension plan owns, directly or indirectly through the application of constructive ownership rules, more than 50%, measured by vote or value, of the stock of the corporation.

For purposes of inclusion of Endurance U.K.’s or Endurance Bermuda’s RPII in the income of a RPII Shareholder, to the extent required under the RPII rules, the term ‘‘RPII Shareholder’’ means any U.S. Person who owns, directly or indirectly through foreign entities, any amount (rather than stock possessing 10% or more of the total combined voting power) of Endurance U.K.’s or Endurance Bermuda’s stock. Endurance U.K. or Endurance Bermuda will be treated as a CFC for RPII purposes if such persons collectively own directly, indirectly through foreign entities or by application of the constructive ownership rules 25% or more of the stock of Endurance U.K. or Endurance Bermuda by vote or value.

RPII Exceptions.    The special RPII rules do not apply if (i) direct or indirect insureds and persons related to such insureds, whether or not U.S. Persons, own, directly or indirectly, less than 20% of the voting power and less than 20% of the value of the stock of Endurance U.K. or Endurance Bermuda, as applicable (the ‘‘20% Ownership Exception’’), (ii) RPII, determined on a gross basis, is less than 20% of Endurance U.K.’s or Endurance Bermuda’s gross insurance income for the taxable year, as applicable (the ‘‘20% Gross Income Exception’’), (iii) Endurance U.K. or Endurance Bermuda elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business and to waive all treaty benefits with respect to RPII and meets certain other requirements or (iv) Endurance U.K. or Endurance Bermuda elects to be treated as a U.S. corporation. Endurance Bermuda and Endurance U.K. intend to operate in a manner that is intended to ensure that each qualifies for the 20% Gross Income Exception. It is possible that neither Endurance Bermuda nor Endurance U.K. will be successful in qualifying under this exception.

If none of these exceptions applies, each U.S. Person who owns shares in Endurance Holdings (and therefore, indirectly in Endurance U.K. and Endurance Bermuda) on the last day of Endurance Holdings’ taxable year, will be required to include in its gross income for U.S. federal income tax purposes its share of RPII of Endurance U.K. and/or Endurance Bermuda for the entire taxable year. This inclusion will be determined as if such RPII were distributed proportionately only to such U.S. Persons holding shares in Endurance Holdings at that date. The inclusion will be limited to the current-year earnings and profits of Endurance U.K. or Endurance Bermuda, as applicable, reduced by the shareholder’s pro rata share, if any, of certain prior year deficits in earnings and profits.

Computation of RPII.    In order to determine how much RPII each of Endurance U.K. and Endurance Bermuda has earned in each taxable year, Endurance Holdings intends to obtain and rely upon information from Endurance U.K.’s and Endurance Bermuda’s insureds and reinsureds to determine whether any of the insureds, reinsureds or other persons related to such insureds or reinsureds own shares in Endurance Holdings and are U.S. Persons. Endurance Holdings may not be able to determine whether any of the underlying insureds of the insurance companies to which Endurance U.K. and Endurance Bermuda provide insurance or reinsurance are U.S. shareholders or related persons to such shareholders. Consequently, Endurance Holdings may not be able to determine accurately the gross amount of RPII earned by Endurance U.K. or Endurance Bermuda in a given taxable year. For any taxable year in which Endurance U.K.’s or Endurance Bermuda’s gross RPII is 20% or more of its gross insurance income for the year, Endurance Holdings may also seek information from its shareholders to determine whether direct or indirect owners of shares in Endurance Holdings at the end of the year are U.S. Persons so that the RPII may be determined and apportioned among such persons. To the extent Endurance Holdings is unable to determine whether a direct or indirect owner of shares is a U.S. Person, Endurance Holdings may assume that such owner is not a U.S. Person, thereby increasing the per share RPII amount for all shareholders identified as U.S. Persons.

Basis Adjustments.    A RPII Shareholder’s tax basis in its Endurance Holdings ordinary shares or Series A Preferred Shares, as the case may be, will be increased by the amount of any RPII that the shareholder includes in income. Any distributions made by Endurance Holdings out of previously taxed RPII income will be exempt from further tax in the hands of the RPII Shareholder. The RPII Shareholder’s tax basis in its Endurance Holdings shares will be reduced by the amount of any distributions that are excluded from income under this rule.

Information Reporting.    Under certain circumstances, U.S. Persons owning stock in a foreign corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required with respect to (i) a person who is treated as a RPII Shareholder, (ii) a 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the foreign corporation, and who owned the stock on the last of that year and (iii) under certain circumstances, a U.S. Person who acquires stock in a foreign corporation, and as a result thereof owns 10% or more of the voting power or value of such foreign corporation, whether or not such foreign corporation is a CFC. For any taxable year in which Endurance Holdings determines that gross RPII constitutes 20% or more of Endurance U.K.’s or Endurance Bermuda’s gross insurance income and the 20% Ownership Exception does not apply, Endurance Holdings intends to mail to all U.S. Persons registered as holders of its ordinary shares and Series A Preferred Shares IRS Form 5471, completed with information from Endurance Holdings, for attachment to the U.S. federal income tax returns of such shareholders. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII Shareholder also must file IRS Form 5471 in the circumstances described above. Failure to file IRS Form 5471 may result in penalties.

Tax-Exempt Shareholders.    Tax-exempt entities will be required to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income.

Dispositions of Ordinary Shares and Series A Preferred Shares.    Subject to the discussion below relating to the redemption of Series A Preferred Shares or the potential application of Code section 1248 or the ‘‘PFIC’’ rules, any gain or loss realized by a U.S. Person on the sale or other disposition of ordinary shares or Series A Preferred Shares will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the amount realized upon such sale or exchange and such person’s tax basis in the shares. If the holding period for these shares exceeds one year at the time of the disposition, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and generally will constitute ‘‘passive income’’ for foreign tax credit limitation purposes.

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned directly, indirectly through certain foreign entities or constructively 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as ordinary income to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. For these purposes, the Series A Preferred Shares should not be considered as having voting power unless and until there exists a Nonpayment Event which triggers the Series A Preferred Shareholders' right to elect two additional directors to the board of directors of Endurance Holdings. In such case, the Series A Preferred Shares should be treated as voting stock for as long as such right continues.

Section 1248 also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes and would be taxed as an insurance company if it were a domestic corporation, regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Gross Income Exception or the 20% Ownership Exception applies. Proposed regulations do not specifically address whether or how Code section 1248 would apply to dispositions of shares of stock in a foreign corporation that is not a CFC and does not directly engage in the insurance business, but has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that the application of Code section 1248 under the RPII rules should not apply to the disposition of ordinary shares or Series A Preferred Shares because Endurance Holdings is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will not interpret the regulations in a contrary manner or that the U.S. Treasury Department will not amend the regulations to provide that these rules will apply to dispositions of our ordinary shares and Series A Preferred Shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of our shares.

Uncertainty as to Application of RPII.    Regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes might ultimately be made or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts or otherwise, might have retroactive effect. Accordingly, the meaning of the RPII provisions and their application to Endurance U.K. and Endurance Bermuda is uncertain. These provisions include the grant of authority to the U.S. Treasury to prescribe ‘‘such regulations as may be necessary to carry out the purposes of this subsection, including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise.’’ In addition, there can be no assurance that the IRS will not challenge any determinations by Endurance U.K. or Endurance Bermuda as to the amount, if any, of RPII that should be includible in income or that the amounts of the RPII inclusions will not be subject to adjustment based upon subsequent IRS examination. Prospective investors should consult their tax advisors as to the effects of these uncertainties.

Redemption of Series A Preferred Shares.    Subject to the discussion herein relating to the application of the RPII and PFIC rules, under Section 302 of the Code, a redemption of the Series A Preferred Shares will be treated as a dividend to the extent of our current and accumulated earnings and profits, unless such redemption satisfies the tests set forth under Section 302(b) of the Code, which would treat the redemption as a sale or exchange subject to taxation as described above under ‘‘Dispositions of Ordinary Shares and Series A Preferred Shares.’’ A redemption will be treated as a sale or exchange if: (i) it is ‘‘substantially disproportionate,’’ (ii) constitutes a ‘‘complete termination of the holder's stock interest’’ in us, or (iii) is ‘‘not essentially equivalent to a dividend’’, each within the meaning of Section 302(b) of the Code. In determining whether any of these tests are satisfied, shares considered to be owned by a U.S. Person by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. Because the determination as to whether any of the alternative tests of Section 302(b) of the Code is satisfied with respect to a particular holder of the Series A Preferred Shares will depend on the facts and circumstances as of the time the determination is made, U.S. shareholders should consult their tax advisors, at such time, to determine their tax treatment in light of their particular circumstances.

Passive Foreign Investment Companies.    In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes ‘‘passive income’’ or (ii) 50% or more of its assets produce passive income.

If Endurance Holdings were characterized as a PFIC during a given year, U.S. Persons owning ordinary shares or Series A Preferred Shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an ‘‘excess distribution’’ with respect to, their shares, unless such shareholders made a ‘‘qualified electing fund election’’ or ‘‘mark-to-market’’ election. It is uncertain that Endurance Holdings would be able to provide its shareholders with the information necessary for a U.S. Person to make the elections. In general, a shareholder receives an ‘‘excess distribution’’ if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxed in equal portions at the highest applicable tax rate on ordinary income throughout the shareholder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period.

For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions, however, contain an express exception for income derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business.

This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Endurance Holdings expects for purposes of the PFIC rules that each of Endurance U.K. and Endurance Bermuda will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business. Accordingly, neither expects to be treated as a PFIC for U.S. federal income tax purposes. There can be no assurances, however, that this will be the case. The PFIC statutory provisions contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received ‘‘directly its proportionate share of the income . . .’’ and as if it ‘‘held its proportionate share of the assets . . .’’ of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule Endurance Holdings should be deemed to own the assets and to have received the income of its insurance subsidiaries directly for purposes of determining whether it qualifies for the insurance exception. Consequently, Endurance Holdings does not expect to be treated as a PFIC for U.S. federal income tax purposes. This interpretation of the look-through rule is consistent with the legislative intention generally to exclude bona fide insurance companies from the application of PFIC provision. There can be no assurance, however, that the IRS will not challenge this position or that a court will not sustain such challenge. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

Other.    Except as discussed below with respect to backup withholding, dividends paid by Endurance Holdings will not be subject to U.S. withholding tax.

Information Reporting and Backup Withholding.    Information returns may be filed with the IRS in connection with payments of dividends with respect to our ordinary shares or Series A Preferred Shares and the proceeds from a sale or other disposition of the shares unless the shareholder establishes an exemption from the information reporting rules. A U.S. Person holding our ordinary shares or Series A Preferred Shares that does not establish such an exemption may be subject to U.S. backup withholding tax on these payments if the holder fails to provide its taxpayer identification number or otherwise comply with the backup withholding rules. The amount of any backup withholding from a payment to a U.S. Person will be allowed as a credit against the U.S. Person's U.S. federal income tax liability and may entitle such person to a refund, provided that the required information is furnished to the IRS.

Shareholders Who Are Non-U.S. Persons

Dividends and Disposition.    In general (and subject to the discussion below under ‘‘Information Reporting and Backup Withholding’’), a Non-U.S. Person will not be subject to U.S. federal income or withholding tax with respect to payments of dividends on, or gain upon the disposition of, our ordinary shares or Series A Preferred Shares unless (i) the dividends or gain is effectively connected with the conduct by the Non-U.S. Person of a trade or business in the United States or (ii) in the case of gain upon the disposition of shares, the Non-U.S. Person is an individual who is present in the United States for 183 days or more in the taxable year and certain other conditions are met. Nonresident alien individuals will not be subject to U.S. estate tax with respect to our ordinary shares or Series A Preferred Shares.

Dividends or gain that is effectively connected with the conduct by a Non-U.S. Person of a trade or business in the United States generally will be subject to regular U.S. federal income tax in the same manner as if it were realized by a U.S. Person. In addition, if such Non-US. Person is a non-US. corporation, such dividends or gain may be subject to a branch profits tax at a rate of 30% (or such lower rate as is provided by an applicable income tax treaty).

Information Reporting and Backup Withholding.    If our ordinary shares or Series A Preferred Shares are held by a Non-U.S. Person through a non-U.S. (and non-U.S. related) broker or financial institution, information reporting and backup withholding generally would not be required. Information reporting, and possibly backup withholding, may apply if the shares are held by a Non-U.S. Person through a U.S. (or U.S. related) broker or financial institution and the Non-U.S. Person fails to provide appropriate information. Non-U.S. Persons should consult their tax advisors concerning the application of the information reporting and backup withholding rules.

Proposed U.S. Tax Legislation.    Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While there are no currently pending legislative proposals which, if enacted, would have a material adverse effect on us or our shareholders, it is possible that broader based legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

AVAILABLE INFORMATION

General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Investment, Nominating and Corporate Governance and Underwriting Committees of our Board of Directors, can be found at www.endurance.bm. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Any of the above referenced documents can also be obtained in print, free of charge, by contacting Investor Relations at Endurance Specialty Holdings Ltd., Suite No. 784, 48 Par-la-ville Road, Hamilton HM11, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.

Item 1B.	Unresolved Staff Comments

The Company had no outstanding unresolved comments from the Securities and Exchange Commission staff.

Item 2.	Properties

The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office are located. Additionally, the Company and its subsidiaries lease office space in the United States and the United Kingdom including White Plains, New York; New York, New York; Chicago, Illinois; Los Angeles, California; San Francisco, California and London, England. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2005, please see Note 9 — ‘‘Commitments and Contingencies’’ of our consolidated financial statements.

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

Endurance Holdings, Endurance U.S. Reinsurance and three employees of Endurance U.S. Insurance were named in a lawsuit filed on November 18, 2004 in the Court of Common Pleas in Hamilton County, Ohio. The suit alleged misappropriation of trade secrets from the employees' former employer, Great American Insurance Company, and related entities and asserted other related claims. The lawsuit was settled effective September 16, 2005 and on October 7, 2005 the lawsuit was dismissed with prejudice.

On January 5, 2005, Endurance U.S. Reinsurance received a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S. Reinsurance, it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena sought documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. We subsequently provided the NYAG with an initial set of documents responsive to the subpoena on January 21, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 26, 2005, Endurance Holdings held a Special General Meeting of Shareholders in Pembroke, Bermuda. Represented in person or by proxy at the Special General Meeting were 43,220,791 votes or 72% percent of the eligible votes. At the Special General Meeting, the Endurance Holdings shareholders voted on the following two proposals:

Proposal 1: To adopt the Company’s Employee Share Purchase Plan.

The following are the results of the voting:

FOR	42,773,959
AGAINST	433,667
ABSTAIN	13,165

Proposal 2: To establish the Company’s 2005 Sharesave Scheme and authorize the Company’s Board of Directors to do all acts and things which they may consider necessary or desirable to bring the 2005 Sharesave Scheme into effect and to make such modifications which they may consider necessary or desirable to obtain or maintain the approval of the 2005 Sharesave Scheme by Her Majesty’s Revenue and Customs of the U.K.

The following are the results of the voting:

FOR	42,768,854
AGAINST	437,069
ABSTAIN	14,868

PART II

Item 5.	Market for the Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are publicly traded on the NYSE under the symbol ‘‘ENH.’’ The following table sets forth, for the fiscal quarters and periods indicated, the high and low sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2004
First quarter	$35.70	$32.11
Second quarter	37.20	32.00
Third quarter	35.16	31.80
Fourth quarter	34.50	30.50
2005
First quarter	$37.85	$33.22
Second quarter	38.00	35.80
Third quarter	39.64	30.16
Fourth quarter	37.48	31.00

Number of Holders of Ordinary Shares

The approximate number of record holders of our ordinary shares as of February 24, 2006 was 121, not including beneficial owners of shares registered in nominee or street name.

Dividend History and Restrictions

We paid a quarterly dividend of $0.25 per ordinary share in each of the four quarters of 2005. We paid a quarterly dividend of $0.18 per ordinary share in the first quarter of 2004 and quarterly dividends of $0.21 per ordinary share in the second, third, and fourth quarters of 2004. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2005, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $563 million. At December 31, 2005, Endurance U.S. Reinsurance, Endurance U.S. Insurance and Endurance U.K. were precluded by regulatory restrictions from declaring or distributing dividends. Our credit facilities prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of our Series A Preferred Shares prohibit dividends from being declared or paid on ordinary shares unless the full dividends for the latest completed dividend period on all outstanding Series A Preferred Shares have been declared and paid.

For a description of working capital restrictions and other limitations upon the payment of dividends, see ‘‘Item 1. Business — Regulatory Matters,’’ ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and Note 15 to the Company’s audited consolidated financial statements.

Recent Sales of Unregistered Securities

None.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information for the years and period ended and as of the dates indicated. As described in Note 1 to our audited consolidated financial statements included elsewhere in the Company's Annual Report on Form 10-K, our audited consolidated financial statements include the accounts of Endurance Holdings, Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance and Endurance U.S. Insurance. Endurance Bermuda was incorporated on November 30, 2001 and commenced operations on December 17, 2001. Endurance Holdings was incorporated on June 27, 2002 and effected an exchange offer in July 2002 with the shareholders of Endurance Bermuda. The exchange offer was accounted for as a business combination of companies under common control. On December 17, 2002, the Company effected a share premium issuance to existing shareholders. Except as otherwise indicated, all share data in this prospectus assumes the share premium issuance to existing shareholders of four additional shares for each common share outstanding had occurred as of the date such data is presented.

We derived the following selected consolidated financial and additional data for the period from November 30, 2001 (inception) through December 31, 2001 and for the years ended December 31, 2002, 2003, 2004 and 2005 from our audited consolidated financial statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information along with the information contained in the Company's Annual Report on Form 10-K, including ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31, 2005, 2004, 2003, 2002 and the period ended December 31, 2001	2005	2004	2003	2002	2001
	(in thousands, except for per share amounts)
Selected Income Statement Data:
Gross premiums written and acquired (a)	$1,668,877	$1,711,357	$1,601,997	$798,760	$376
Net premiums written and acquired (b)	1,619,349	1,697,020	1,597,844	764,918	376
Net premiums earned (includes $19.0 million $11.3 million, $0.3 million and $30.7 million from related parties in 2005, 2004, 2003 and 2002, respectively)	1,723,694	1,632,600	1,173,947	369,489	1
Net investment income	180,975	122,059	71,010	42,938	838
Net realized (losses) gains on sales of investments	(8,244)	6,130	5,718	6,730	—
Losses and loss expenses (includes $10.4 million, $9.4 million, $0.2 million and $17.5 million from related parties in 2005, 2004, 2003 and 2002, respectively)	1,650,943	937,330	663,696	204,455	—

For the years ended December 31, 2005, 2004, 2003, 2002 and the period ended December 31, 2001	2005	2004	2003	2002	2001
	(in thousands, except for per share amounts)
Acquisition expenses (includes $5.7 million, $1.2 million, $nil and $7.0 million from related parties in 2005, 2004, 2003 and 2002, respectively)	329,692	329,784	230,549	64,013	—
General and administrative expenses	148,036	133,725	100,657	49,999	527
Net (loss) income	(220,484)	355,584	263,437	102,066	312
Preferred Dividends	(2,720)	—	—	—	—
Net (loss) income available to common shareholders	(223,204)	355,584	263,437	102,066	312
Per Share Data:
Dividends declared and paid per common share	$1.00	$0.81	$0.32	$—	$—
Basic (loss) earnings per common share	$(3.60)	$5.66	$4.19	$1.74	$0.01
Diluted (loss) earnings per common share	$(3.60)	$5.28	$4.00	$1.73	$0.01
Weighted average number of common shares outstanding:
Basic	62,029	62,781	62,933	58,699	39,630
Diluted	62,029	67,283	65,900	58,858	39,630
As of December 31,	2005	2004	2003	2002	2001
	(in thousands)
Selected Balance Sheet Data:
Cash and investments	$4,953,237	$3,940,353	$2,674,232	$1,663,249	$1,162,498
Total assets	6,352,537	5,225,838	3,458,964	2,054,594	1,165,099
Reserve for losses and loss expenses	2,603,590	1,549,661	833,158	200,840	—
Reserve for unearned premiums	803,629	897,605	824,685	403,305	375
Debt	447,092	391,280	103,029	192,000	—
Preferred stock, Series A non-cumulative	8,000	—	—	—	—
Total shareholders’ equity	1,872,543	1,862,455	1,644,815	1,217,500	1,162,312
Per Share Data:
Book value per common share (c)	$25.18	$30.30	$25.68	$22.14	$19.37
Diluted book value per common share (d)	$23.17	$27.91	$24.03	$21.73	$19.37

Selected Ratios (based on U.S. GAAP income statement data):

For the years ended December 31,	2005	2004	2003
Loss ratio (e)	95.8%	57.4%	56.5%
Acquisition expense ratio (f)	19.1%	20.2%	19.6%
General and administrative expense ratio (g)	8.6%	8.2%	8.6%
Combined ratio (h)	123.5%	85.8%	84.7%

(a)	Gross premiums written and acquired for the year ended December 31, 2003 included $400.3 million of gross premiums acquired in the HartRe transaction. Gross premiums written and acquired for the year ended December 31, 2002 included $90.0 million of gross premiums acquired in the LaSalle transaction.

(b)	Net premiums written and acquired for the year ended December 31, 2003 included $400.3 million of gross premiums acquired in the HartRe transaction. Net premiums written and acquired for the year ended December 31, 2002 included $69.0 million of net premiums acquired in the LaSalle transaction.

(c)	Book value per share is a non-GAAP measure based on total shareholders’ equity divided by basic common shares outstanding of 66,412,937 at December 31, 2005, 61,472,808 at December 31, 2004, 64,046,776 at December 31, 2003, 55,000,000 at December 31, 2002 and 60,000,000 at December 31, 2001. Common shares outstanding include 274,036 vested restricted share units for purposes of the December 31, 2005 book value per share calculation.

(d)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 72,172,980 at December 31, 2005, 66,729,185 at December 31, 2004, 68,444,576 at December 31, 2003, 56,016,679 at December 31, 2002 and 60,000,000 at December 31, 2001. Common shares outstanding include 274,036 vested restricted share units for purposes of the December 31, 2005 book value per share calculation. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

(e)	The loss ratio is calculated by dividing losses and loss expenses by net premiums earned.

(f)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(g)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(h)	The combined ratio is the sum of the loss ratio, the acquisition expense ratio and the general and administrative expense ratio. As a recently formed company, our historical combined ratio may not be indicative of future underwriting performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section of our 2005 Annual Report to Shareholders entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ is incorporated herein by reference and is filed as Exhibit 13.1 to this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company believes that it is principally exposed to four types of market risk: interest rate risk, equity price risk, foreign currency risk and credit risk.

Interest Rate Risk.    The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. The Company expects to manage interest rate risk through an asset liability strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of assets not managed versus liabilities (including reserves for losses and loss expenses) is approximately three years. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. As of December 31, 2005, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on the Company’s assets invested in cash and fixed income securities of $4.8 billion would have been an estimated decrease in market value of 2.8% or approximately $136 million, and the impact on our cash and fixed income securities of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of 2.6% or approximately $125 million.

The Company's investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Equity Price Risk.    The Company's investments in alternative funds are exposed to equity price risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets have a direct impact on the market valuation of these investments. The Company's investments in alternative funds at December 31, 2005 were $161.9 million which represents 3.3% of the Company's invested assets.

Foreign Currency Risk.    The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2005, 21.3% of the Company’s gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian

Dollars, Japanese Yen and Australian Dollars (‘‘Major Currencies’’). The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves for liabilities incurred in major currencies including U.S. dollars, Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian dollars at the time such reserves are established. The Company has no currency hedges in place; however, as part of its matching strategy, the Company may consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies.

Credit Risk.    The Company has exposure to credit risk primarily as a holder of fixed maturity securities and investments in other ventures. The Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit our credit exposure by purchasing fixed income investments rated A−/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 1.1% or less of its total portfolio.

In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased retrocessional coverage. The Company does not rely heavily on retrocessional reinsurance, but when purchased, does require its reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2005 was $17.2 million. At December 31, 2005, the Company had no allowance for estimated uncollectible losses recoverable.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Audited Consolidated Financial Statements and related notes, specifically, Note 17 containing the Condensed Unaudited Quarterly Financial Data, included in our 2005 Annual Report to Shareholders are incorporated herein by reference and are filed as Exhibit 13.1 to this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.

Item 9A.	Controls and Procedures

a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the ‘‘Exchange Act’’) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Chief

Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management’s Annual Report on Internal Control over Financial Reporting and the associated Report of Independent Registered Public Accounting Firm included in our 2005 Annual Report to Shareholders are incorporated herein by reference and are filed as Exhibit 13.1 to this Form 10-K.

b)	Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

No information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2005 was not so reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated herein by reference to the sections captioned ‘‘Board of Directors’’, ‘‘Management,’’ ‘‘Section 16 Beneficial Ownership Reporting Compliance,’’ and ‘‘Executive Compensation’’ of our proxy statement for our 2006 Annual General Meeting of Shareholders.

Our Board of Directors has adopted a code of ethics entitled ‘‘Code of Business Conduct and Ethics’’ which applies to all of our employees, officers and directors, including our chief executive officer and chief financial officer. Copies of this code can be found at www.endurance.bm and may be obtained, without cost, by writing Endurance Specialty Holdings Ltd., Attention: Secretary, Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the section captioned ‘‘Executive Compensation’’ of our proxy statement for our 2006 Annual General Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned ‘‘Security Ownership of Certain Beneficial Owners’’ and ‘‘Security Ownership of Directors and Executive Officers’’ of our proxy statement for our 2006 Annual General Meeting of Shareholders.

Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,990,855	$18.25	1,448,790
Equity compensation plans not approved by security holders	—	—	—
Total	3,990,855	$18.25	1,448,790

(1)	Weighted average exercise price does not include $nil exercise price of 919,814 restricted share units included in the number of securities to be issued upon exercise.

Item 13.	Certain Relationships and Related Transactions

Certain founding shareholders, including Aon Corporation and its affiliates (‘‘Aon’’), received 9,292,490 warrants issued on December 31, 2001 with a total estimated fair value of $51.9 million.

During the years ended December 31, 2005, 2004 and 2003 the Company was party to agreements with various affiliates of Aon:

Underwriting activities.    In the normal course of business, the Company enters into reinsurance contracts with various subsidiaries of Aon. Such contracts resulted in net premiums earned of

$19.0 million, losses and loss expenses of $10.4 million and acquisition expenses of $5.7 million for the year ended December 31, 2005. As of December 31, 2005, related reinsurance premiums receivable totaled $19.2 million. During the year ended December 31, 2005, affiliates of Aon produced 24.3% of the Company’s gross premiums written before deposit accounting adjustments.

For the year ended December 31, 2004, related party contracts resulted in net premiums earned of $11.3 million, losses and loss expenses of $9.4 million and acquisition expenses of $1.2 million. As of December 31, 2004, related reinsurance premiums receivable totaled $9.4 million. During the year ended December 31, 2004, affiliates of Aon produced 31.2% of the Company’s gross premiums written.

For the year ended December 31, 2003, related party contracts resulted in net premiums earned of $0.3 million and losses and loss expenses of $0.2 million. As of December 31, 2003, there was no related reinsurance premiums receivable. During the year ended December 31, 2003, affiliates of Aon produced 29.4% of the Company’s gross premiums written.

In addition, we pay brokerage fees and commissions to Aon and its affiliates, which vary based on the amount of business produced. During the years ended December 31, 2005, 2004 and 2003, we incurred $25.6 million, $32.1 million and $22.1 million respectively, in brokerage fees and commissions in connection with these transactions.

For purposes of these related party calculations, gross premiums written excludes premiums acquired in business combination transactions.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the section captioned ‘‘Principal Accountant Fees and Services’’ of our proxy statement for our 2006 Annual General Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

1.	Financial statements and other information from the Registrant’s 2005 Annual Report to Shareholders which are incorporated herein by reference and attached hereto as Exhibit 13.1:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Exhibit 13.1).

Management Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Ernst & Young

Audited Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form. See pages S-1 through S-10.

Schedule I — Summary of Investments Other Than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Report of Independent Registered Public Accounting Firm – Ernst & Young

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2005.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.
4.4	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

Exhibit Number	Description of Document
4.5	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.6	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
4.10	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
4.11	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.4	Amended Credit Agreement, dated as of April 18, 2005, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2005.
10.5	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.

Exhibit Number	Description of Document
10.6	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.7	Purchase Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, HartRe Company, L.L.C. and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 21, 2003.
10.8	Quota Share Retrocession Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 21, 2003.
10.9	Bill of Sale and Assignment Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 21, 2003.
10.10	Claims Handling Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 21, 2003.
10.11	Trust Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, Endurance Reinsurance Corporation of America and The Bank of New York. Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 21, 2003.
10.12	Share Purchase Agreement, dated as of August 20, 2003, between Teachers Insurance and Annuity Association of America and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 26, 2003.
10.13	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.
10.14	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.15	Amended and Restated 2003 Non-Employee Director Equity Incentive Plan.**
10.16	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.17	2005 Sharesave Scheme.**
10.18	Employment Agreement dated as of February 27, 2003 between the Registrant and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**

Exhibit Number	Description of Document
10.19	Employment Agreement, dated as of April 30, 2004, between Endurance Services Limited and Steven W. Carlsen. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.**
10.20	Employment Agreement, dated as of April 30, 2004, between Endurance Specialty Insurance Ltd. and James R. Kroner. Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.**
10.21	Employment Agreement dated as of January 7, 2003 between Endurance Worldwide Insurance Limited and Mark. W. Boucher. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on March 2, 2004.**
10.22	Renewal Rights Purchase Agreement, dated as of October 1, 2004, by and between XL Reinsurance America Inc. and Endurance Reinsurance Corporation of America. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 4, 2004.
13.1	Selected Portions of the Registrant’s 2005 Annual Report to Shareholders.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditor.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: March 1, 2006	/s/ Kenneth J. LeStrange
	Name:	Kenneth J. LeStrange
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Kenneth J. LeStrange	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

Kenneth J. LeStrange

/s/ Michael J. McGuire	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2006

Michael J. McGuire

/s/ John T. Baily	Director	March 1, 2006

John T. Baily

/s/ Norman Barham	Director	March 1, 2006

Norman Barham

/s/ Galen R. Barnes	Director	March 1, 2006

Galen R. Barnes

/s/ William H. Bolinder	Director	March 1, 2006

William H. Bolinder

/s/ Steven W. Carlsen	Director	March 1, 2006

Steven W. Carlsen

/s/ Brendan R. O’Neill	Director	March 1, 2006

Brendan R. O’Neill

/s/ Richard C. Perry	Director	March 1, 2006

Richard C. Perry

/s/ Robert A. Spass	Director	March 1, 2006

Robert A. Spass

/s/ Therese M. Vaughan	Director	March 1, 2006

Therese M. Vaughan

/s/ R. Max Williamson	Director	March 1, 2006

R. Max Williamson

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2005
(in thousands of United States dollars)

	Cost (1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturities
U.S. government and government agencies and authorities	$998,280	$990,673	$990,673
U.S. states, municipalities and political subdivisions	5,135	4,965	4,965
Foreign governments	223,259	224,338	224,338
Corporate bonds	687,464	681,096	681,096
U.S. asset backed securities	601,858	595,788	595,788
U.S. mortgage backed securities	1,849,748	1,826,479	1,826,479
Total fixed maturities	4,365,744	4,323,339	4,323,339
Investments in other ventures	142,500	161,883	161,883
Total Investments	$4,508,244	$4,485,222	$4,485,222

(1) Investments in fixed maturities are shown at amortized cost.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS – PARENT ONLY
DECEMBER 31, 2005 AND 2004
(In thousands of United States dollars except share amounts)

	2005	2004
ASSETS
Fixed maturity investments available for sale, at fair value	$—	$—
Investment in subsidiary	2,288,489	2,101,687
Cash and cash equivalents	26,189	7,304
Accrued investment income	—	—
Amounts due from subsidiaries	9,786	7,354
Other assets	6,139	4,688
Total assets	$2,330,603	$2,121,033
LIABILITIES
Debt	$447,092	$247,780
Other liabilities	10,968	10,798
Total liabilities	458,060	258,578
SHAREHOLDERS' EQUITY
Preferred Shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2004 – nil)	8,000	—
Common shares
Ordinary – 66,138,901 issued and outstanding (2004 – 61,254,992)	66,139	61,255
Additional paid-in capital	1,453,722	1,111,633
Accumulated other comprehensive (loss) income	(19,672)	39,473
Retained earnings	364,354	650,094
Total shareholders' equity	1,872,543	1,862,455
Total liabilities and shareholders' equity	$2,330,603	$2,121,033

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Cont'd.
STATEMENTS OF (LOSS) INCOME - PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of United States dollars)

	2005	2004	2003
Revenues
Net investment (loss) income	$(318)	$1,859	$2,358
Net realized gains on sales of investments	—	—	507
Total revenues	(318)	1,859	2,865
Expenses
General and administrative expenses	14,487	10,442	7,264
Net realized losses on sales of investments	—	2,543	—
Interest expense	20,236	9,842	4,238
Total expenses	34,723	22,827	11,502
Net loss before equity in net (loss) income of subsidiaries	(35,041)	(20,968)	(8,637)
Equity in net (loss) income of subsidiaries	(185,443)	376,552	272,074
Net (loss) income	(220,484)	355,584	263,437
Preferred dividends	(2,720)	—	—
Net (loss) income available to common shareholders	$(223,204)	$355,584	$263,437

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS - PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of United States dollars)

	2005	2004	2003
Cash flows used in operating activities:
Net (loss) income	$(220,484)	$355,584	$263,437
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	123	348	1,476
Net realized gains on sales of investments	—	2,543	(507)
Stock-based compensation expense	2,106	2,351	1,565
Equity in net (loss) income of subsidiary	185,443	(376,552)	(272,074)
Accrued investment income	—	892	(892)
Other assets	28	(1,454)	1,196
Other liabilities	4,834	15,039	597
Net cash used in operating activities	(27,950)	(1,249)	(5,202)
Cash flows (used in) provided by investing activities:
Proceeds from sales of fixed maturity investments	—	112,485	91,218
Proceeds from maturities and calls on fixed maturity investments	—	6,164	19,300
Purchases of fixed maturity investments	—	(16,235)	(216,787)
Investments in subsidiary	(588,200)	(196,070)	(50,000)
Dividends received from subsidiary	156,720	99,000	93,609
Net amounts loaned to subsidiaries	4,450	361	(3,363)
Net cash (used in) provided by investing activities	(427,030)	5,705	(66,023)
Cash flows provided by financing activities:
Proceeds from subsidiary borrowing	—	—	—
Issuance of common shares	202,711	2,821	206,582
Issuance of preference shares	193,700	—	—
Offering and registration costs paid	(2,769)	(4,152)	—
Repurchase of common shares	(51,937)	(91,484)	(20,295)
Settlement of restricted shares	(2,702)	(1,625)	—
Proceeds from bank debt	—	—	—
Issuance of long term debt	199,278	247,775	—
Bank debt repaid	—	(103,029)	(88,971)
Interest rate lock settlement	—	(2,698)	—
Dividends paid	(64,416)	(50,346)	(20,505)
Net cash provided by financing activities	473,865	(2,738)	76,811
Net increase in cash and cash equivalents	18,885	1,718	5,586
Cash and cash equivalents, beginning of year	7,304	5,586	—
Cash and cash equivalents, end of year	$26,189	$7,304	$5,586

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2005

Segment	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Property Per Risk Treaty Reinsurance	$48,552	$563,723	$183,933	$425,035	$—	$442,084	$120,278	$28,213	$360,517
Property Catastrophe Reinsurance	7,910	219,453	50,131	252,828	—	321,507	30,681	21,109	246,604
Casualty Treaty Reinsurance	73,686	690,548	269,046	445,324	—	267,454	119,389	34,733	430,727
Property Individual Risk	6,502	211,591	55,201	103,710	—	185,075	11,114	11,699	91,774
Casualty Individual Risk	10,448	459,178	158,338	260,464	—	158,501	14,752	25,905	295,878
Aerospace and Other Specialty Lines	37,507	505,722	150,523	316,081	—	337,240	56,888	26,377	337,140
Deposit accounting(3)	(17,885)	(46,625)	(63,543)	(79,748)	—	(60,918)	(23,410)	—	(143,291)
Not Allocated to Segments	—	—	—	—	180,975	—	—	—	—
Total	$166,720	$2,603,590	$803,629	$1,723,694	$180,975	$1,650,943	$329,692	$148,036	$1,619,349

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s proportional share of gross premiums written.

(3)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2004

Segment	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Property Per Risk Treaty Reinsurance	$68,247	$379,902	$253,881	$464,024	$—	$284,631	$125,363	$31,451	$436,202
Property Catastrophe Reinsurance	8,474	78,621	55,947	234,961	—	65,651	26,592	19,912	244,072
Casualty Treaty Reinsurance	76,635	467,225	282,948	378,894	—	257,723	97,456	33,339	438,451
Property Individual Risk	6,911	70,218	58,096	102,780	—	46,051	12,599	11,324	110,400
Casualty Individual Risk	9,125	300,112	115,902	235,621	—	147,657	23,685	22,084	246,371
Aerospace and Other Specialty Lines	26,027	253,583	130,831	216,320	—	135,617	44,089	15,615	221,524
Not Allocated to Segments	—	—	—	—	122,059	—	—	—	—
Total	$195,419	$1,549,661	$897,605	$1,632,600	$122,059	$937,330	$329,784	$133,725	$1,697,020

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s proportional share of gross premiums written.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2003

Segment	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Property Per Risk Treaty Reinsurance	$75,137	$188,757	$277,621	$296,551	$—	$179,031	$74,454	$25,021	$469,290
Property Catastrophe Reinsurance	5,062	62,725	45,878	174,158	—	33,393	19,807	13,738	184,303
Casualty Treaty Reinsurance	61,067	236,521	223,135	284,843	—	178,725	76,643	22,537	387,497
Property Individual Risk	5,982	36,117	48,937	65,408	—	23,317	7,058	7,955	83,929
Casualty Individual Risk	11,467	152,473	103,718	173,266	—	118,515	19,069	16,882	214,232
Aerospace and Other Specialty Lines	24,672	156,565	125,396	179,721	—	130,715	33,518	14,524	258,593
Not Allocated to Segments	—	—	—	—	71,010	—	—	—	—
Total	$183,387	$833,158	$824,685	$1,173,947	$71,010	$663,696	$230,549	$100,657	$1,597,844

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s proportional share of gross premiums written.

SCHEDULE IV

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands of United States dollars)

Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2005:
Property and liability insurance	$473,532	$49,528	$1,195,345	$1,619,349	74%
Year ended December 31, 2004:
Property and liability insurance	$409,118	$14,337	$1,302,239	$1,697,020	77%
Year ended December 31, 2003:
Property and liability insurance	$383,870	$4,153	$1,218,127	$1,597,844	76%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Endurance Specialty Holdings Ltd.

We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 15, 2006 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Hamilton, Bermuda

February 15, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2005.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.
4.4	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.5	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.6	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
4.10	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
4.11	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

Exhibit Number	Description of Document
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.4	Amended Credit Agreement, dated as of April 18, 2005, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2005.
10.5	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.6	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.7	Purchase Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, HartRe Company, L.L.C. and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 21, 2003.
10.8	Quota Share Retrocession Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 21, 2003.
10.9	Bill of Sale and Assignment Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on May 21, 2003.
10.10	Claims Handling Agreement, dated as of May 15, 2003, by and between Hartford Fire Insurance Company and Endurance Reinsurance Corporation of America. Incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on May 21, 2003.
10.11	Trust Agreement, dated as of May 15, 2003, by and among Hartford Fire Insurance Company, Endurance Reinsurance Corporation of America and The Bank of New York. Incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on May 21, 2003.
10.12	Share Purchase Agreement, dated as of August 20, 2003, between Teachers Insurance and Annuity Association of America and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 26, 2003.
10.13	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.
10.14	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**

Exhibit Number	Description of Document
10.15	Amended and Restated 2003 Non-Employee Director Equity Incentive Plan.**
10.16	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.17	2005 Sharesave Scheme.**
10.18	Employment Agreement dated as of February 27, 2003 between the Registrant and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.19	Employment Agreement, dated as of April 30, 2004, between Endurance Services Limited and Steven W. Carlsen. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.**
10.20	Employment Agreement, dated as of April 30, 2004, between Endurance Specialty Insurance Ltd. and James R. Kroner. Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004.**
10.21	Employment Agreement dated as of January 7, 2003 between Endurance Worldwide Insurance Limited and Mark. W. Boucher. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 filed on March 2, 2004.**
10.22	Renewal Rights Purchase Agreement, dated as of October 1, 2004, by and between XL Reinsurance America Inc. and Endurance Reinsurance Corporation of America. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 4, 2004.
13.1	Selected Portions of the Registrant’s 2005 Annual Report to Shareholders.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditor.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.