Form 10-Q
period 2006-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2006-05-09
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2006, or

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

Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 4, 2006
Ordinary Shares – $1.00 par value	66,255,795

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars except share amounts)

	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS	(UNAUDITED)
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,394,506 and $4,365,744 at March 31, 2006 and December 31, 2005)	$4,310,088	$4,323,339
Investments in other ventures, under equity method	184,215	161,883
Total investments	4,494,303	4,485,222
Cash and cash equivalents	562,060	468,015
Premiums receivable, net (includes $49,077 and $39,712 from related parties at March 31, 2006 and December 31, 2005, respectively)	798,008	575,109
Deferred acquisition costs	178,427	166,720
Securities lending collateral	439,652	408,663
Prepaid reinsurance premiums	39,617	27,132
Losses recoverable	26,442	17,248
Accrued investment income	33,737	33,734
Intangible assets	65,086	65,633
Deferred tax asset	61,745	69,360
Other assets	34,109	35,701
Total assets	$6,733,186	$6,352,537
LIABILITIES
Reserve for losses and loss expenses	$2,688,986	$2,603,590
Reserve for unearned premiums	939,165	803,629
Deposit liabilities	151,418	92,523
Reinsurance balances payable	102,726	85,281
Securities lending payable	439,652	408,663
Debt	447,112	447,092
Other liabilities	40,139	39,216
Total liabilities	4,809,198	4,479,994
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — 8,000,000 issued and outstanding (2005 — 8,000,000)	8,000	8,000
Common shares
Ordinary — $1.00 par value, 66,255,795 issued and outstanding (2005 — 66,138,901)	66,256	66,139
Additional paid-in capital	1,454,842	1,453,722
Accumulated other comprehensive loss	(55,815)	(19,672)
Retained earnings	450,705	364,354
Total shareholders’ equity	1,923,988	1,872,543
Total liabilities and shareholders’ equity	$6,733,186	$6,352,537

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenues
Gross premiums written	$571,381	$702,491
Net premiums written	543,009	699,178
Change in unearned premiums	(122,803)	(261,580)
Net premiums earned (includes $15,206 and $1,916 from related parties for the three months ended March 31, 2006 and 2005, respectively)	420,206	437,598
Net investment income	61,904	40,011
Net realized losses on sales of investments	(3,330)	(4,453)
Other underwriting income	2,071	171
Total revenues	480,851	473,327
Expenses
Losses and loss expenses (includes $9,177 and $2,251 payable to related parties for the three months ended March 31, 2006 and 2005, respectively)	238,732	251,059
Acquisition expenses (includes $4,702 and $517 payable to related parties for the three months ended March 31, 2006 and 2005, respectively)	73,771	86,775
General and administrative expenses	44,298	33,546
Amortization of intangibles	1,158	1,220
Net foreign exchange (gains) losses	(2,886)	2,421
Interest expense	7,526	5,471
Total expenses	362,599	380,492
Income before income taxes	118,252	92,835
Income tax (expense) benefit	(11,216)	3,424
Net income	107,036	96,259
Preferred dividends	(3,875)	—
Net income available to common shareholders	$103,161	$96,259
Comprehensive income
Net income	$107,036	$96,259
Other comprehensive loss
Net unrealized holding losses on investments arising during the period (net of applicable deferred income taxes in 2006 — $3,759 and 2005 — $2,994)	(39,947)	(40,943)
Foreign currency translation adjustments	452	(3,667)
Reclassification adjustment for net realized losses included in net income	3,330	4,453
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22
Other comprehensive loss	(36,143)	(40,135)
Comprehensive income	$70,893	$56,124
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	66,445,049	61,291,642
Diluted	71,294,548	66,165,886
Basic earnings per common share	$1.55	$1.57
Diluted earnings per common share	$1.45	$1.45

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Preferred shares
Balance, beginning and end of period	$8,000	$—
Common shares
Balance, beginning of period	66,139	61,255
Issuance of common shares	117	80
Repurchase of common shares	—	(756)
Balance, end of period	66,256	60,579
Additional paid-in capital
Balance, beginning of period	1,453,722	1,111,633
Issuance of common shares	620	428
Repurchase of common shares	—	(25,983)
Issuance of restricted share units in lieu of dividends	247	210
Public offering and registration costs	(43)	5
Settlement of equity awards	(1,832)	(1,500)
Stock-based compensation expense	2,128	6,929
Balance, end of period	1,454,842	1,091,722
Accumulated other comprehensive loss
Cumulative foreign currency translation adjustments:
Balance, beginning of period	23,842	34,202
Foreign currency translation adjustments	452	(3,667)
Balance, end of period	24,294	30,535
Unrealized holding losses on investments:
Balance, beginning of period	(40,948)	7,927
Net unrealized holding losses arising during the period, net of reclassification adjustment	(36,617)	(36,490)
Balance, end of period	(77,565)	(28,563)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,566)	(2,656)
Net change from current period hedging transactions, net of reclassification adjustment	22	22
Balance, end of period	(2,544)	(2,634)
Total accumulated other comprehensive loss	(55,815)	(662)
Retained earnings
Balance, beginning of period	364,354	650,094
Net income	107,036	96,259
Issuance of restricted share units in lieu of dividends	(247)	(210)
Dividends on preferred shares	(3,875)	—
Dividends on common shares	(16,563)	(15,142)
Balance, end of period	450,705	731,001
Total shareholders’ equity	$1,923,988	$1,882,640

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Cash flows provided by operating activities:
Net income	$107,036	$96,259
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,243	8,644
Net realized losses	3,330	4,453
Deferred taxes	7,615	(11,457)
Stock-based compensation expense	2,128	6,929
Equity in earnings of investments in other ventures	(9,332)	(3,750)
Premiums receivable, net	(222,899)	(301,975)
Deferred acquisition costs	(11,707)	(42,763)
Losses recoverable	(9,194)	(231)
Prepaid reinsurance premiums	(12,485)	(742)
Accrued investment income	(3)	(3,788)
Other assets	7,599	2,492
Reserve for losses and loss expenses	85,396	157,296
Reserve for unearned premiums	135,536	260,368
Deposit liabilities	58,895	56,108
Reinsurance balances payable	24,805	(3,188)
Other liabilities	756	(4,575)
Net cash provided by operating activities	175,719	220,080
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	450,320	911,066
Proceeds from maturities and calls on fixed maturity investments	122,061	88,762
Purchases of fixed maturity investments	(604,318)	(1,149,960)
Purchase of investments in other ventures, under equity method	(13,000)	(13,750)
Purchases of fixed assets	(4,711)	(3,525)
Net cash paid for subsidiary acquisition	(7,971)	(9,261)
Net cash used in investing activities	(57,619)	(176,668)
Cash flows used in financing activities:
Issuance of common shares	712	508
Settlement of equity awards	(1,832)	(1,500)
Offering and registration costs paid	(43)	(55)
Repurchase of common shares	—	(26,917)
Dividends paid	(20,438)	(15,142)
Net cash used in financing activities	(21,601)	(43,106)
Effect of exchange rate changes on cash and cash equivalents	(2,454)	2,336
Net increase in cash and cash equivalents	94,045	2,642
Cash and cash equivalents, beginning of period	468,015	271,143
Cash and cash equivalents, end of period	$562,060	$273,785
Supplemental cash flow information
Net taxes recovered	$4,322	$1,620
Interest paid	$8,750	$9,799

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its four wholly owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), based in London, England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), based in New York and Traders & Pacific Insurance Company (‘‘Endurance U.S. Insurance’’), based in New York. Endurance Holdings and its wholly owned subsidiaries are collectively referred to herein as the ‘‘Company.’’

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the ‘‘2005 Annual Report on Form 10-K’’).

Certain reclassifications have been made for 2005 to conform to the 2006 presentation and have no impact on net income previously reported.

2.	Securities lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% – 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $429.3 million and $399.7 million in securities on loan at March 31, 2006 and December 31, 2005, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Earnings per share

Endurance Holdings follows Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share,’’ to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the unsettled bonus restricted share units discussed in Note 4. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Numerator:
Net income available to common shareholders	$103,161	$96,259
Denominator:
Weighted average shares — basic
Common shares outstanding	66,191,735	61,054,357
Unsettled bonus restricted share units outstanding	253,314	237,285
	66,445,049	61,291,642
Share equivalents
Unvested incentive restricted share units outstanding	191,384	197,929
Warrants	3,317,767	3,284,849
Options	1,340,348	1,391,466
Weighted average shares — diluted	71,294,548	66,165,886
Basic earnings per common share	$1.55	$1.57
Diluted earnings per common share	$1.45	$1.45

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on February 16, 2006 (2005 — $Nil). The preferred share dividend was paid on March 15, 2006 to the shareholders of record on March 1, 2006. Endurance Holdings also declared a dividend of $0.25 per common share on February 16, 2006 (2005 — $0.25). The dividend was paid on March 31, 2006 to the shareholders of record on March 17, 2006.

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Dividends declared per preferred share	$0.484375	$—
Dividends declared per common share	$0.25	$0.25

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123(R) (‘‘SFAS 123(R)’’) under the modified-prospective method as it relates to its stock-based employee compensation and other stock plans. Prior to January 1, 2006, the Company accounted for its Option Plan under the fair value recognition provisions of the Statement of Financial Accounting Standard 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation,’’ as subsequently amended by Statement of Financial Accounting Standard No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure.’’ The compensation costs recorded by the Company were materially consistent under SFAS 123(R) and SFAS 123 and thus, adoption of SFAS 123(R) did not have a material impact on the Company’s financial position or results of operations.

The Company has a stock-based employee compensation plan (the ‘‘Option Plan’’) which provides for the grant of options to purchase the Company’s common shares, share appreciation rights, restricted share units, share bonuses and other equity incentive awards to key employees. Two types of restricted share units are issued by the Company: bonus restricted share units (‘‘Bonus units’’) and incentive restricted share units (‘‘Incentive units’’). Bonus units issued by the Company do not require future service; however, they provide for a four year period in which unsettled Bonus units are forfeited if the holder departs the Company and violates the terms of a non-compete provision set forth in the Option Plan. The Company settles Bonus units pro rata over the four year non-compete term. Incentive units generally vest over a period of five years on a graded basis and are forfeited by an employee upon departure from the Company. The Company settles Incentive units as they vest over the life of the unit. At the Company’s exclusive option, the Bonus and Incentive units may be settled in cash, ordinary shares or in a combination thereof.

Under the terms of the Option Plan, a total of 4,986,975 common shares have been reserved for issuance. At March 31, 2006, 3,670,290 options had been granted with vesting dates between December 14, 2001 and July 14, 2007 and 1,491,505 restricted share units had been granted with vesting dates between March 1, 2003 and November 21, 2010. Activity with respect to the Option Plan for the period ended March 31, 2006 and 2005 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Options outstanding, beginning of period	3,081,041	3,253,691
Options granted	—	—
Options forfeited	(10,000)	(26,400)
Options exercised	(31,500)	(4,850)
Options outstanding, end of period	3,039,541	3,222,441
Exercisable options, end of period	2,728,771	2,257,346

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans, cont’d.

The following table illustrates certain weighted average exercise price data for the period ended March 31, 2006 and 2005:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Weighted average exercise prices of:
Options granted	$—	$—
Options forfeited	$26.40	$20.58
Options exercised	$18.21	$19.25

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.5 million (2005 — $0.5 million). The Company received proceeds of $0.6 million from the exercise of these options with no realized tax benefit from the exercise during the three months ended March 31, 2006. The Company issued new shares in response to the exercise of the above options.

The range of exercise prices for all options outstanding at March 31, 2006 under the Option Plan was $17.62 — $33.66 per share. The weighted average exercise price of options outstanding at March 31, 2006 was $18.19. The weighted average exercise price of exercisable options at March 31, 2006 was $18.11 (2005 — $19.17) and their weighted average remaining contract life was 5.88 years. There were no options that expired during the three month period ended March 31, 2006. The maximum term of an option is 10 years. The total fair value of options vested during the three month period ended March 31, 2006 was $0.4 million (2005 — $0.5 million).

No additional options were granted under the Option Plan for the three months ended March 31, 2006 or during the year ended December 31, 2005.

Activity with respect to the Bonus units for the period ended March 31, 2006 and 2005 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Bonus units outstanding, beginning of period	274,036	217,816
Bonus units granted	53,153	136,525
Bonus units forfeited	(2,189)	(660)
Bonus units settled	(107,117)	(74,953)
Unsettled Bonus units, end of period	217,883	278,728

On March, 1, 2006, the Company settled $1.6 million of its 2005 annual bonus obligations to certain employees with grants of 51,492 Bonus units. On March 1, 2005, the Company settled $4.8 million of its 2004 annual bonus obligations to certain employees with grants of 134,702 Bonus units. The fair value of the Bonus units at the date of grant was equal to the bonus obligation recognized during the year ended December 31, 2005, and as such, no additional compensation expense has been recognized. During the three months ended March 31, 2006, 1,661 Bonus units (2005 — 1,823) were granted to holders in lieu of dividends.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans, cont’d.

Activity with respect to the Incentive units for the period ended March 31, 2006 and 2005 is as follows:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Incentive units outstanding, beginning of period	652,419	595,664
Incentive units granted	222,135	3,785
Incentive units forfeited	(9,425)	(1,590)
Incentive units settled	(38,970)	(21,526)
Unvested Incentive units outstanding, end of period	826,159	576,333

During the three month period ended March 31, 2006, the Company granted 215,824 unvested Incentive units (2005 — Nil) with a fair value of $6.8 million (2005 — $Nil). Unvested Incentive units are granted subject to vesting provisions which are generally five years and are automatically settled upon vesting. Compensation expenses related to awards with graded vesting schedules issued subsequent to January 1, 2006 were recognized by the Company on an accelerated basis over the vesting term. Compensation expense related to previously issued awards were also recognized on an accelerated basis. In addition, 6,311 unvested Incentive units were granted to holders in lieu of dividends (2005 — 3,785).

For the three months ended March 31, 2006, compensation costs recognized in income were $0.6 million (2005 — $2.1 million) and there were no recognized tax benefits for 2006 or 2005. At March 31, 2006, compensation costs not yet recognized related to non-vested awards was $15.7 million. This expense is expected to be recognized between 2006 and 2009, with approximately 40.5% expected to be recognized during the remainder of 2006.

On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the ‘‘ESPP’’) and the 2005 Sharesave Scheme. Neither the ESPP nor the 2005 Sharesave Scheme is subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and neither plan is a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’).

Following approval by the Company’s shareholders, 200,000 of Endurance Holdings’ ordinary shares, par value $1.00 per share, were reserved for issuance under the ESPP. Under the terms of the ESPP, which is administered by the Compensation Committee of the Board of Directors, employees of Endurance Holdings and certain of its subsidiaries who have completed five months of service may purchase Endurance Holdings’ ordinary shares at a 15% discount from the market price of the ordinary shares on the last trading day of each quarter from payroll deductions of between 1%-10% of their gross base salaries withheld during the period. Participants are eligible to receive dividends on their Endurance Holdings ordinary shares as of the purchase date. Participating employees may discontinue their participation at any time, but may not resume participation in the ESPP for a period of one year from the date of withdrawal from the plan. Ordinary shares purchased under the ESPP must be held for one year prior to disposition.

Compensation expense related to the ESPP of approximately $24,500 was recorded for the three month period ended March 31, 2006 (2005 — $Nil) for 5,016 common shares purchased under the ESPP.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans, cont’d.

Under the terms of the 2005 Sharesave Scheme, all U.K. eligible employees may save between £5 and £250 per month for three, five or seven years, as determined by the Company. At the end of the savings period participating employees' savings may be used to purchase Endurance Holdings’ ordinary shares at an exercise price, which was established at a 15% discount from the market price on the date the options were granted. Participating employees may terminate their participation in the 2005 Sharesave Scheme and receive a refund of their contributed funds. The 2005 Sharesave Scheme was approved by Her Majesty’s Revenue on February 20, 2006.

On February 22, 2006, 13,124 options were granted under the 2005 Sharesave Scheme for a term of three years with a fair value of approximately $87,000. Compensation expense related to these options for the three months ended March 31, 2006 was approximately $7,000. Total compensation expense is recognized on a straight-line basis over the three year term of the option. Options granted in the three months ended March 31, 2006 are exercisable within six months following the three year term at an exercise price of £15.97 or $27.82 per share. No such options were forfeited, exercised or expired during the period.

The fair value of each option issued during 2006 under the 2005 Sharesave Scheme was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The volatility assumption of approximately 24% was derived from daily changes of the Company’s historical stock prices. The other assumptions used in the option-pricing model were as follows: risk free interest rate for 2006 of 4.84%, expected life of 3.25 years and a dividend yield of 3.07%. The weighted average remaining contract life of options outstanding at March 31, 2006 is 3.25 years. The maximum term of an option is 3.5 years. The total fair value of options vested during the three month period ended March 31, 2006 was $Nil.

5.	Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has six reportable business segments: Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Casualty Treaty Reinsurance, Property Individual Risk, Casualty Individual Risk and Aerospace and Other Specialty Lines.

•	Property Per Risk Treaty Reinsurance — reinsures individual property risks of ceding companies on a treaty basis.

•	Property Catastrophe Reinsurance — reinsures catastrophic perils for ceding companies on a treaty basis.

•	Casualty Treaty Reinsurance — reinsures third party liability exposures from ceding companies on a treaty basis.

•	Property Individual Risk — insurance and facultative reinsurance of commercial properties.

•	Casualty Individual Risk — insurance and facultative reinsurance of third party liability exposures.

•	Aerospace and Other Specialty Lines — insurance and reinsurance of aerospace, surety, marine and energy, agricultural, personal accident and other lines.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated based on each segment’s proportional share of gross premiums written. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. However, under the provisions of AICPA Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ a small number of reinsurance contracts written during the three months ended March 31, 2006 and 2005 have been accounted for as deposit liabilities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the three months ended March 31, 2006:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$122,480	$100,804	$205,469	$28,574	$51,583	$161,620	$(99,149)	$571,381
Net premiums written	122,480	100,804	203,466	10,690	46,002	158,716	(99,149)	543,009
Net premiums earned	98,109	53,398	151,047	21,058	69,368	83,983	(56,757)	420,206
Other underwriting income	—	—	—	—	—	—	2,071	2,071
	98,109	53,398	151,047	21,058	69,368	83,983	(54,686)	422,277
Expenses
Losses and loss expenses	40,435	32,705	85,960	(5,461)	47,068	69,298	(31,273)	238,732
Acquisition expenses	20,097	7,811	42,521	1,291	3,355	19,267	(20,571)	73,771
General and administrative expenses	7,449	6,573	11,836	3,777	5,531	9,132	—	44,298
	67,981	47,089	140,317	(393)	55,954	97,697	(51,844)	356,801
Underwriting income (loss)	$30,128	$6,309	$10,730	$21,451	$13,414	$(13,714)	$(2,842)	$65,476
Net loss ratio	41.2%	61.2%	56.9%	(25.9%)	67.9%	82.5%	55.1%	56.8%
Acquisition expense ratio	20.5%	14.6%	28.2%	6.1%	4.8%	22.9%	36.2%	17.6%
General and administrative expense ratio	7.6%	12.3%	7.8%	17.9%	8.0%	10.9%	—	10.5%
Combined ratio	69.3%	88.1%	92.9%	(1.9%)	80.7%	116.3%	91.3%	84.9%
Reserve for losses and loss expenses	$525,225	$218,434	$760,706	$196,312	$509,582	$550,942	$(72,215)	$2,688,986

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the three months ended March 31, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$171,290	$110,690	$251,543	$23,374	$47,690	$183,526	$(85,622)	$702,491
Net premiums written	171,290	110,690	249,783	23,149	47,781	182,107	(85,622)	699,178
Net premiums earned	118,585	58,899	118,044	27,197	60,464	65,065	(10,656)	437,598
Other underwriting income	—	—	—	—	—	—	171	171
	118,585	58,899	118,044	27,197	60,464	65,065	(10,485)	437,769
Expenses
Losses and loss expenses	44,531	10,770	79,138	39,332	37,450	45,715	(5,877)	251,059
Acquisition expenses	32,423	7,296	29,753	3,470	4,625	12,920	(3,712)	86,775
General and administrative expenses	6,616	4,806	9,304	2,224	3,093	7,503	—	33,546
	83,570	22,872	118,195	45,026	45,168	66,138	(9,589)	371,380
Underwriting income (loss)	$35,015	$36,027	$(151)	$(17,829)	$15,296	$(1,073)	$(896)	$66,389
Net loss ratio	37.6%	18.3%	67.0%	144.6%	61.9%	70.3%	55.2%	57.4%
Acquisition expense ratio	27.3%	12.4%	25.2%	12.8%	7.6%	19.9%	34.8%	19.8%
General and administrative expense ratio	5.6%	8.2%	7.9%	8.2%	5.1%	11.5%	—	7.7%
Combined ratio	70.5%	38.9%	100.1%	165.6%	74.6%	101.7%	90.0%	84.9%
Reserve for losses and loss expenses	$382,464	$69,922	$538,037	$100,458	$337,547	$284,406	$(5,877)	$1,706,957

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2006 and 2005, respectively:

	2006	2005
Total underwriting income	$65,476	$66,389
Net investment income	61,904	40,011
Net foreign exchange gains (losses)	2,886	(2,421)
Net realized losses on sales of investments	(3,330)	(4,453)
Amortization of intangibles	(1,158)	(1,220)
Interest expense	(7,526)	(5,471)
Income before income taxes	$118,252	$92,835

6.	Commitments and contingencies

Concentrations of credit risk.    As of March 31, 2006, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources.    During the three month period ended March 31, 2006 and 2005, the Company obtained 74.2% and 74.0% of its gross premiums written before deposit accounting adjustments through four brokers, respectively: Aon Corporation — 23.5% (2005 – 26.9%); Marsh & McLennan Companies; Inc. — 22.9% (2005 – 23.9%); Willis Companies — 16.0% (2005 – 10.4%); and Benfield Group — 11.8% (2005 – 12.6%).

Letters of credit.    As of March 31, 2006, the Company’s bankers had issued letters of credit of $507.1 million (December 31, 2005 – $374.8 million) under its credit facility in favor of certain ceding companies.

Investment commitments.    As of March 31, 2006 and December 31, 2005, the Company had committed cash and cash equivalents and fixed maturity investments of $241.9 million and $230.4 million in favor of certain ceding companies to collateralize obligations, respectively. As of March 31, 2006 and December 31, 2005, the Company had also pledged $467.1 million and $417.1 million of its fixed maturity investments as collateral to secure $424.9 million and $371.1 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2006 and December 31, 2005, cash and fixed maturity investments with fair values of $28.1 million and $28.5 million were on deposit with U.S. state regulators, respectively and $29.0 million and $26.7 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to the investments in other ventures at March 31, 2006. Of the balance outstanding at March 31, 2006, the Company is subject to redemption restriction provisions of between two to three years from the date of acquisition. At March 31, 2006, the Company was committed to investing a further $20.0 million in alternative investment funds. Of this amount, $15.3 million was invested in April 2006.

Employment agreements.    The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Commitments and contingencies, cont’d.

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2006 are as follows:

Year Ended March 31,	Amount
2007	$7,099
2008	8,049
2009	8,030
2010	7,594
2011	7,370
2012 and thereafter	37,250
$75,392

Total rent expense under operating leases for the three month period ended March 31, 2006 was $2.1 million (2005 — $1.6 million).

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

On January 5, 2005, Endurance U.S. Reinsurance received a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S. Reinsurance, it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. The Company provided the NYAG with an initial set of documents responsive to the subpoena on January 21, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three month period ended March 31, 2006 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in the 2005 Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the ‘‘Risk Factors’’ set forth in the 2005 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its four wholly owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), based in London, England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), based in New York and Traders & Pacific Insurance Company (‘‘Endurance U.S. Insurance’’), based in New York. Endurance Holdings and its wholly owned subsidiaries are collectively referred to in this discussion and analysis as the ‘‘Company.’’

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2005 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated results of operations — for the three month periods ended March 31, 2006 and 2005

Results of operations for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005	Change(1)
	(in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$571,381	$702,491	(18.7%)
Net premiums written	543,009	699,178	(22.3%)
Net premiums earned	420,206	437,598	(4.0%)
Other underwriting income	2,071	171	NM(2)
	422,277	437,769	(3.5%)
Expenses
Losses and loss expenses	238,732	251,059	(4.9%)
Acquisition expenses	73,771	86,775	(15.0%)
General and administrative expenses	44,298	33,546	32.1%
	356,801	371,380	(3.9%)
Underwriting income	65,476	66,389	(1.4%)
Net investment income	61,904	40,011	54.7%
Net foreign exchange gains (losses)	2,886	(2,421)	NM(2)
Net realized losses on sales of investments	(3,330)	(4,453)	(25.2%)
Amortization of intangibles	(1,158)	(1,220)	(5.1%)
Interest expense	(7,526)	(5,471)	37.6%
Income tax (expense) benefit	(11,216)	3,424	NM(2)
Net income	$107,036	$96,259	11.2%
Net loss ratio	56.8%	57.4%	(0.6)
Acquisition expense ratio	17.6%	19.8%	(2.2)
General and administrative expense ratio	10.5%	7.7%	2.8
Combined ratio	84.9%	84.9%	—
Reserve for losses and loss expenses	$2,688,986	$1,706,957	57.5%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written during the quarter ended March 31, 2006 were lower than gross premiums written during the same period in 2005 due primarily to declines within the Property Per Risk Treaty Reinsurance segment of $37.6 million, Casualty Treaty Reinsurance segment of $67.1 million and Aerospace and Other Specialty Lines segment of $25.6 million. Declines in gross premiums written resulted from a combination of factors, including the shifting of renewal dates out of the first quarter of 2006, the nonrenewal of contracts where pricing, terms and conditions no longer met the Company’s requirements and the nonrenewal of a significant contract within our aerospace line. These declines were offset by modest increases in the Company’s Property Individual Risk and Casualty Individual Risk segments. Declines in gross premiums written for the three months ended March 31, 2006 over those noted in the same period of 2005 were offset by certain adjustments to previously booked premium estimates due to updated information received from brokers and clients.

The Company entered into contracts with gross premiums written of $99.1 million and $85.6 million for the three months ended March 31, 2006 and 2005, respectively, which the Company determined required the application of deposit accounting. These contracts were written within the Company’s Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments, but were excluded from gross premiums written and accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion. Including the effects of deposit accounting, gross premiums written during the three months ended March 31, 2006 declined approximately 18.7% from the same period in 2005. Excluding the effects of deposit accounting, the Company’s gross premiums written would have declined by 14.9% from the same period in 2005.

Premiums ceded increased by $25.1 million for the three month period ended March 31, 2006 over the same period in 2005 due to the continued growth of Endurance U.S. Insurance. Endurance U.S. Insurance began writing business late in 2005 and uses strategic retrocessional coverage to manage its risk exposures.

Net premiums earned decreased in the three months ended March 31, 2006 compared to the same period of 2005 as a result of declines in the overall gross premiums written and due to the increase in ceded business as a result of growth in the Company’s U.S. insurance business.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments partially offset by investment management fees and other investment expenses. The increase in net investment income was principally due to an increase in invested assets from March 31, 2005 to March 31, 2006 of approximately 24.7%, which was invested during a rising interest rate environment, and the strong performance of the Company’s investments in other ventures. The increase in invested assets resulted from positive net operating cash flows and from capital initiatives in the fourth quarter of 2005. Investment expenses for the three months ended March 31, 2006 were $1.9 million compared to investment expenses of $1.4 million for the same period in 2005.

The net earned yield (which is the actual net earned income from the investment portfolio after adjusting for accretion and amortization from the purchase price divided by the average book value of assets) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended March 31, 2006 were 4.95% and 0.43%, respectively. For the three months ended March 31, 2005, the net earned yield and total return were 3.98% and (1.00)%, respectively. The yield on the benchmark five year U.S. Treasury bond has fluctuated in a range of 56 basis points from a low of 4.27% to a high of 4.83% during the quarter. The Company has increased its cash position to 11.1% as of March 31, 2006 up from 9.5% at December 31, 2005. Interest rates continue to be volatile and have risen since year end. The portfolio has become more defensive in nature with a greater allocation to cash and a shorter duration of 2.66 years, down from 2.72 years at December 31, 2005 and 2.91 years at March 31, 2005. Overall, the net earned yield of the portfolio has increased due to investments made during the last twelve months, the repositioning of some of the Company’s portfolio into higher yielding sectors, and strong returns generated by investments in other ventures.

A portion of the Company’s fixed maturities were in an unrealized loss position at March 31, 2006. The Company evaluates these investments to determine whether such securities values are other-than-temporarily-impaired given the length of time the security has been impaired, the expected maturity of the investment, the significance of the decline, the liquidity, business prospects and overall financial condition of the issuer and the Company’s intent and ability to hold the investment to recovery. With respect to securities where the decline in value is determined to be temporary, a subsequent decision may be made to sell that security and realize a loss. Such a sale would not contradict the Company’s determination that the decline was temporary because subsequent decisions to sell a security are made within the context of overall risk management, new information and the assessment of such security’s value relative to comparable securities. While the Company’s external investment managers may, at a given point in time, believe the preferred course of action is to hold securities until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision by the Company to sell the security and realize the loss, based upon a change in market and other factors discussed above. The Company believes these subsequent decisions are consistent with the classification of its investment portfolio as ‘‘available for sale.’’

During the three months ended March 31, 2006, the Company identified 15 fixed maturity securities with a fair market value of $67.7 million which were considered to be other-than-temporarily-impaired. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss of $2.1 million on these securities.

Losses and Loss Expenses.    For the three months ended March 31, 2006, the Company experienced a slight decrease in the net loss ratio over that reported in the same period in 2005. The Company increased its overall reserves for the quarter ended March 31, 2006 to reflect a number of catastrophe events that occurred in the quarter, including widespread tornados, windstorms and flooding in the U.S., Europe and Australia, while at the same time recording net favorable loss development on its prior accident years.

For the three months ended March 31, 2006, a portion of the loss reserves held by the Company for all prior accident years proved to be moderately redundant. Consequently, the Company experienced favorable development of $42.5 million on previously estimated ultimate losses compared to favorable development of $46.0 million experienced during the three month period ended March 31, 2005. This reduction in the Company’s estimated losses for prior years was experienced most significantly in the Property Per Risk Treaty Reinsurance and Property Individual Risk segments. During the three months ended March 31, 2006, the Company increased the amount of reserves for Hurricanes Katrina, Rita and Wilma (the ‘‘2005 Hurricanes’’) by $35.0 million, which was more than offset by favorable 2005 accident year development within the property and specialty lines. In addition, certain reallocations between the reportable segments of the Company in relation to the 2005 Hurricanes were made which reflects the actual reporting and payment of claims versus the Company’s estimates by segment.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information arises, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘Reserve for Losses and Loss Expenses’’ for further discussion.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to Endurance U.S. Insurance writing and ceding premiums on which commissions were earned and offset against acquisition expenses.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended March 31, 2006 increased compared to the general and administrative expense ratio for the three months ended March 31, 2005. The growth in the absolute levels of general and administrative expenses principally reflected the development of Endurance U.S. Insurance. Endurance U.S. Insurance had 58 employees at March 31, 2006 compared to 20 at March 31, 2005. At March 31, 2006, the Company had 399 employees compared to 320 employees at March 31, 2005.

Underwriting results by operating segments

The determination of the Company’s business segments was based on the Company’s method of monitoring the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written; however, for financial statement presentation purposes, management determined that a small number of reinsurance contracts written for the three months ended March 31, 2006 and 2005 were more appropriately accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated based on each segment’s proportional share of gross premiums written. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

The following table summarizes the underwriting results, associated ratios and reserve for losses and loss expenses for the Company’s six business segments for the three month period ended March 31, 2006.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands, except for ratios)
Revenues
Gross premiums written	$122,480	$100,804	$205,469	$28,574	$51,583	$161,620	$(99,149)	$571,381
Net premiums written	122,480	100,804	203,466	10,690	46,002	158,716	(99,149)	543,009
Net premiums earned	98,109	53,398	151,047	21,058	69,368	83,983	(56,757)	420,206
Other underwriting income	—	—	—	—	—	—	2,071	2,071
	98,109	53,398	151,047	21,058	69,368	83,983	(54,686)	422,277
Expenses
Losses and loss expenses	40,435	32,705	85,960	(5,461)	47,068	69,298	(31,273)	238,732
Acquisition expenses	20,097	7,811	42,521	1,291	3,355	19,267	(20,571)	73,771
General and administrative expenses	7,449	6,573	11,836	3,777	5,531	9,132	—	44,298
	67,981	47,089	140,317	(393)	55,954	97,697	(51,844)	356,801
Underwriting income (loss)	$30,128	$6,309	$10,730	$21,451	$13,414	$(13,714)	$(2,842)	$65,476
Net loss ratio	41.2%	61.2%	56.9%	(25.9%)	67.9%	82.5%	55.1%	56.8%
Acquisition expense ratio	20.5%	14.6%	28.2%	6.1%	4.8%	22.9%	36.2%	17.6%
General and administrative expense ratio	7.6%	12.3%	7.8%	17.9%	8.0%	10.9%	—	10.5%
Combined ratio	69.3%	88.1%	92.9%	(1.9%)	80.7%	116.3%	91.3%	84.9%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See ‘‘Deposit Accounting’’ below for further discussion.

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended March 31, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands, except for ratios)
Revenues
Gross premiums written	$171,290	$110,690	$251,543	$23,374	$47,690	$183,526	$(85,622)	$702,491
Net premiums written	171,290	110,690	249,783	23,149	47,781	182,107	(85,622)	699,178
Net premiums earned	118,585	58,899	118,044	27,197	60,464	65,065	(10,656)	437,598
Other underwriting income	—	—	—	—	—	—	171	171
	118,585	58,899	118,044	27,197	60,464	65,065	(10,485)	437,769
Expenses
Losses and loss expenses	44,531	10,770	79,138	39,332	37,450	45,715	(5,877)	251,059
Acquisition expenses	32,423	7,296	29,753	3,470	4,625	12,920	(3,712)	86,775
General and administrative expenses	6,616	4,806	9,304	2,224	3,093	7,503	—	33,546
	83,570	22,872	118,195	45,026	45,168	66,138	(9,589)	371,380
Underwriting income (loss)	$35,015	$36,027	$(151)	$(17,829)	$15,296	$(1,073)	$(896)	$66,389
Net loss ratio	37.6%	18.3%	67.0%	144.6%	61.9%	70.3%	55.2%	57.4%
Acquisition expense ratio	27.3%	12.4%	25.2%	12.8%	7.6%	19.9%	34.8%	19.8%
General and administrative expense ratio	5.6%	8.2%	7.9%	8.2%	5.1%	11.5%	—	7.7%
Combined ratio	70.5%	38.9%	100.1%	165.6%	74.6%	101.7%	90.0%	84.9%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation. See ‘‘Deposit Accounting’’ below for further discussion.

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the three months ended March 31, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$122,480	$171,290	(28.5%)
Net premiums written	122,480	171,290	(28.5%)
Net premiums earned	98,109	118,585	(17.3%)
Expenses
Losses and loss expenses	40,435	44,531	(9.2%)
Acquisition expenses	20,097	32,423	(38.0%)
General and administrative expenses	7,449	6,616	12.6%
	67,981	83,570	(18.7%)
Underwriting income	$30,128	$35,015	(14.0%)
Net loss ratio	41.2%	37.6%	3.6
Acquisition expense ratio	20.5%	27.3%	(6.8)
General and administrative expense ratio	7.6%	5.6%	2.0
Combined ratio	69.3%	70.5%	(1.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The decrease in gross premiums written for the three months ended March 31, 2006 was primarily due to the nonrenewal of contracts where pricing, terms and conditions no longer met the Company’s requirements as well as decreased participation levels on certain treaties in order to manage aggregate exposures. Gross premiums written of $52.6 million were not renewed, and there were no significant new contracts bound in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Premiums earned in the three months ended March 31, 2006 decreased as a result of the decline in gross premiums written in comparison with the three months ended March 31, 2005.

Losses and Loss Expenses.    The net loss ratio for the three months ended March 31, 2006 increased from the same period in 2005 due to a higher net loss ratio used for the initial estimate of reserves within this segment. The increase for 2006 was offset by favorable development on the segment’s prior year loss reserves of $30.7 million as compared to favorable development of $28.9 million for the three months ended March 31, 2005. Favorable development primarily related to the 2004 accident year was offset by unfavorable development on the 2005 Hurricanes of $16.8 million.

Acquisition Expenses.    The acquisition expense ratio for the three months ended March 31, 2006 decreased by 6.8 points from the same period in 2005. As a result of the increase in the segment’s net loss ratio during the three months ended March 31, 2006, certain sliding scale commissions were reduced, which contributed to the decline in the acquisition expense ratio.

General and Administrative Expenses.    The increase in general and administrative expenses for 2006 reflected the growth in corporate expenses allocated to the segments.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the three months ended March 31, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$100,804	$110,690	(8.9%)
Net premiums written	100,804	110,690	(8.9%)
Net premiums earned	53,398	58,899	(9.3%)
Expenses
Losses and loss expenses	32,705	10,770	203.7%
Acquisition expenses	7,811	7,296	7.1%
General and administrative expenses	6,573	4,806	36.8%
	47,089	22,872	105.9%
Underwriting income	$6,309	$36,027	(82.5%)
Net loss ratio	61.3%	18.3%	43.0
Acquisition expense ratio	14.6%	12.4%	2.2
General and administrative expense ratio	12.3%	8.1%	4.2
Combined ratio	88.2%	38.8%	49.4

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    Gross premiums written for the three months ended March 31, 2006 decreased as a result of business that was not renewed where pricing, terms and conditions no longer met the Company’s requirements as well as decreased participation levels on certain treaties in order to manage aggregate exposures. Nonrenewals totaled $36.0 million while the Company was able to attract new business of $24.7 million during the three months ended March 31, 2006.

Losses and Loss Expenses.    The increase in the net loss ratio for the three months ended March 31, 2006 reflects net unfavorable development of $10.1 million for the three months ended March 31, 2006 as compared to favorable development of $5.1 million in the same period in 2005. The unfavorable development for the three months ended March 31, 2006 primarily relates to net unfavorable development of $15.0 million on the 2005 accident year due to flooding in Switzerland and an explosion at an oil depot partially offset by favorable development of $6.9 million related to the 2005 Hurricanes. In addition, the overall level of catastrophe events in the first quarter of 2006 was higher than was experienced in the same period of 2005 related to widespread tornados, windstorms and flooding within the U.S., Europe and Australia. The Company established reserves to reflect these events.

Acquisition Expenses.    The increase in the acquisition expense ratio for the three months ended March 31, 2006 was a result of the changing profile of business written.

General and Administrative Expenses.    The increase in general and administrative expenses for 2006 reflected the growth in corporate expenses allocated to the segments.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the three months ended March 31, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$205,469	$251,543	(18.3%)
Net premiums written	203,466	249,783	(18.5%)
Net premiums earned	151,047	118,044	28.0%
Expenses
Losses and loss expenses	85,960	79,138	8.6%
Acquisition expenses	42,521	29,753	42.9%
General and administrative expenses	11,836	9,304	27.2%
	140,317	118,195	18.7%
Underwriting income (loss)	$10,730	$(151)	NM(2)
Net loss ratio	56.9%	67.0%	(10.1)
Acquisition expense ratio	28.2%	25.2%	3.0
General and administrative expense ratio	7.8%	7.9%	(0.1)
Combined ratio	92.9%	100.1%	(7.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written decreased for the quarter ended March 31, 2006 compared to the same period in 2005 due to a combination of factors including:

•	the non-renewal of three large workers’ compensation contracts, which resulted in a net decrease in gross premiums written of $23.2 million including the effects of premium adjustments and extension premiums received for these contracts. One of these contracts is expected to renew later in 2006;

•	renewals at lower rates, including $35.7 million due to the deterioration of pricing and terms and nonrenewals within our U.S. based business; and

•	increased ceding company retentions on certain workers’ compensation catastrophe business.

Offsetting these declines during the three months ended March 31, 2006, the Company entered into a large new European based casualty treaty contract, which resulted in additional premiums of approximately $25 million. The increase in net premiums earned resulted from premium adjustments which were booked for contracts nearing the end of the policy term primarily related to the workers’ compensation contracts noted above.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The decrease in the net loss ratio above was primarily a result of net favorable development on prior loss reserves for the three months ended March 31, 2006 of $8.4 million as compared to favorable development for the same period of 2005 of $1.9 million. During the three months ended March 31, 2006, $1.4 million of unfavorable development was noted on the 2005 Hurricanes.

Acquisition Expenses.    The increase in the acquisition expense ratio was due to acquisition expenses incurred in relation to premium adjustments recorded within the three months ended March 31, 2006. As a result of the decrease in the segments net loss ratio during the first quarter of 2006, certain sliding scale commissions were increased, which also contributed to the increase in the acquisition expense ratio.

General and Administrative Expenses.    The increase in general and administrative expenses for 2006 reflected the growth in corporate expenses allocated to the segments. The allocated expenses increased due to an increase in the overall growth of the Company.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured per policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the three months ended March 31, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$28,574	$23,374	22.2%
Net premiums written	10,690	23,149	(53.8%)
Net premiums earned	21,058	27,197	(22.6%)
Expenses
Losses and loss expenses	(5,461)	39,332	NM(2)
Acquisition expenses	1,291	3,470	(62.8%)
General and administrative expenses	3,777	2,224	69.8%
	(393)	45,026	NM(2)
Underwriting income (loss)	$21,451	$(17,829)	NM(2)
Net loss ratio	(25.9%)	144.6%	(170.5)
Acquisition expense ratio	6.1%	12.8%	(6.7)
General and administrative expense ratio	17.9%	8.2%	9.7
Combined ratio	(1.9%)	165.6%	(167.5)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written for the three months ended March 31, 2006 was due to the net increase in premiums written on certain U.S. working layer policies offset by nonrenewals and pricing pressures in our worldwide sourced business. The Company wrote gross premiums of $19.1 million due to the expansion of its ability to write business on a non-admitted basis within the U.S. Offsetting this expansion, gross premiums written decreased as a result of pricing pressures and a deterioration of terms and conditions that resulted in policies that were not renewed of $9.5 million during the first quarter of 2006. Net premiums earned declined in 2006 due to the increase in the amount of business on which the Company cedes a portion of the gross premiums written in order to strategically manage its overall risk exposures.

Losses and Loss Expenses.    The current year losses of $18.3 million recorded for the three months ended March 31, 2006 were more than offset by the favorable development on prior accident years of $23.7 million. The 2005 accident year accounted for $22.8 million of this favorable development, $10.6 million of which was related to the 2005 Hurricanes. In addition, the decrease in the net loss ratio for the first quarter of 2006 resulted from the absence of losses during this period as compared to the significant losses recorded for the same period in 2005.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to Endurance U.S. Insurance writing and ceding premiums on which commissions were earned and offset against acquisition expenses in 2006.

General and Administrative Expenses.    The general and administrative expense ratio increased for the first quarter of 2006 due to the growth in Endurance U.S. Insurance, increased corporate expenses and overall higher staffing levels.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors’ and officers’ liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the three months ended March 31, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$51,583	$47,690	8.2%
Net premiums written	46,002	47,781	(3.7%)
Net premiums earned	69,368	60,464	14.7%
Expenses
Losses and loss expenses	47,068	37,450	25.7%
Acquisition expenses	3,355	4,625	(27.5%)
General and administrative expenses	5,531	3,093	78.8%
	55,954	45,168	23.9%
Underwriting income	$13,414	$15,296	(12.3%)
Net loss ratio	67.9%	61.9%	6.0
Acquisition expense ratio	4.8%	7.6%	(2.8)
General and administrative expense ratio	8.0%	5.2%	2.8
Combined ratio	80.7%	74.7%	6.0

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The net increase in gross premiums written for the three months ended March 31, 2006 resulted from new business written within the primary casualty lines of $7.5 million and increased pricing on renewal premiums within the healthcare line of $2.1 million. Offsetting these increases was declines in the excess general liability line of $5.7 million due to the shifting of renewal dates for the three months ended March 31, 2006 as compared to the same period in 2005. The professional lines remained relatively consistent for the three months ended March 31, 2006 and 2005. The increase in net premiums earned resulted from increased gross premiums written within the first quarter of 2006 and the continued earning of excess general liability premiums written in prior years.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the

Company paying a claim. The six point increase in the reported loss ratio between the three months ended March 31, 2006 and 2005 was the result of prior period favorable development being $8.2 million higher in 2005. The Company reduced expected losses related to prior underwriting periods by $4.1 million in the three months ended March 31, 2006 largely related to the 2005 accident year as compared to favorable development recorded in the same period last year of $12.3 million largely related to the 2003 underwriting year.

Acquisition Expenses.    For the three months ended March 31, 2006, the acquisition expense ratio decreased due to Endurance U.S. Insurance writing and ceding premiums on which commissions were earned and offset against acquisition expenses.

General and Administrative Expenses.    The increase in the general and administrative expense ratio was a result of start-up expenses incurred by Endurance U.S. Insurance as well as a general increase in corporate expenses allocated to all segments for the period ended March 31, 2006.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised of the insurance and reinsurance of aerospace lines, and a number of other specialty lines including surety, agriculture, marine and energy, personal accident and others. Aerospace risks include aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the three months ended March 31, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$161,620	$183,526	(11.9%)
Net premiums written	158,716	182,107	(12.8%)
Net premiums earned	83,983	65,065	29.1%
Expenses
Losses and loss expenses	69,298	45,715	51.6%
Acquisition expenses	19,267	12,920	49.1%
General and administrative expenses	9,132	7,503	21.7%
	97,697	66,138	47.7%
Underwriting income (loss)	$(13,714)	$(1,073)	NM(2)
Net loss ratio	82.5%	70.3%	12.2
Acquisition expense ratio	22.9%	19.9%	3.0
General and administrative expense ratio	10.9%	11.5%	(0.6)
Combined ratio	116.3%	101.7%	14.6

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The decrease in gross premiums written for the three months ended March 31, 2006 was largely a result of a decrease in gross premiums written within the aerospace line due to the Company not renewing a large aviation contract that contributed $48.7 million to gross premiums written in the first quarter of 2005. Offsetting the decline in gross premiums written was a net increase in business of $8.5 million recorded within the marine and energy line and approximately $25 million in the agriculture line as a result of new business outpacing nonrenewals and improved pricing on renewed business for the three months ended March 31, 2006 as compared to the same period in 2005.

The increase in premiums earned resulted from the continued earning of premiums written in prior years and certain premium adjustments that were earned based on the portion of the contract expired at the time it was recorded.

Losses and Loss Expenses.    The increase in the net loss ratio for the first quarter of 2006 resulted from unfavorable development related to the 2005 accident year of $22.1 million, which includes unfavorable development on the 2005 Hurricanes of approximately $34 million, primarily within the marine and energy line. Favorable development of $9.6 million was experienced within this segment in relation to the 2003 and 2004 accident years during the first quarter of 2006. The resulting net prior year unfavorable loss development of $12.0 million impacted the loss ratio by 14.3 percentage points for the three months ended March 31, 2006 compared to no development on prior loss reserves for the same period in 2005.

Acquisition Expenses.    The increase in the acquisition expense ratio resulted from an increase in the acquisition costs associated with the surety line of business for the three months ended March 31, 2006. This increase was due to a large commission expense recorded as a result of a premium adjustment in the first quarter of 2006.

General and Administrative Expenses.    General and administrative expenses increased in line with the increased corporate overhead allocation for the three months ended March 31, 2006. The general and administrative expense ratio for the first quarter of 2006 is down slightly as a result of the increase in net premiums earned for this period.

Deposit accounting

During the three months ended March 31, 2006 and 2005, the Company entered into reinsurance contracts with $99.1 million and $85.6 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as gross premium written and losses and loss expenses. Instead, the profits or losses from these contracts are recognized net as other underwriting income or investment income over the contract or expected claim payment periods. Income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net investment income over the estimated claim settlement period. Income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as other underwriting income over the contract risk period.

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table reconciles the Company's underwriting results by segment and income before income taxes to the Company's financial statement presentation for the three months ended March 31, 2006.

	Underwriting Results by Segment	Deposit Accounting	Totals
	(in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$670,530	$(99,149)	$571,381
Net premiums written	642,158	(99,149)	543,009
Net premiums earned	476,963	(56,757)	420,206
Other underwriting income	—	2,071	2,071
	476,963	(54,686)	422,277
Expenses
Losses and loss expenses	270,005	(31,273)	238,732
Acquisition expenses	94,342	(20,571)	73,771
General and administrative expenses	44,298	—	44,298
	408,645	(51,844)	356,801
Underwriting income	$68,318	$(2,842)	$65,476
Net investment income	63,334	(1,430)	61,904
Interest expense	(7,526)	—	(7,526)
Amortization of intangibles	(1,158)	—	(1,158)
Net foreign exchange gains	2,886	—	2,886
Net realized losses on sales of investments	(3,330)	—	(3,330)
Income before income taxes	$122,524	$(4,272)	$118,252
Net loss ratio	56.6%	55.1%	56.8%
Acquisition expense ratio	19.8%	36.2%	17.6%
General and administrative expense ratio	9.3%	—	10.5%
Combined ratio	85.7%	91.3%	84.9%

Liquidity and capital resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance and Endurance U.S. Insurance. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance and Endurance U.S. Insurance to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, and would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2006, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $548 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

Endurance U.S. Reinsurance is subject to regulation by the State of New York Insurance Department. Dividends may only be declared or distributed out of earned surplus. At March 31, 2006,

Endurance U.S. Reinsurance did not have earned surplus; therefore, Endurance U.S. Reinsurance is precluded from declaring or distributing any dividend during 2006 without the prior approval of the Superintendent of the State of New York Insurance Department.

Endurance U.S. Insurance is subject to regulation by the State of Delaware Department of Insurance. Dividends are limited to the greater of 10% of policyholders’ surplus or net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At March 31, 2006, Endurance U.S. Insurance did not have earned surplus; therefore, Endurance U.S. Insurance is precluded from declaring or distributing dividends during 2006 without the prior approval of the Delaware Insurance Commissioner. Any dividends paid by Endurance U.S. Insurance are paid to Endurance U.S. Reinsurance and are then subject to Endurance U.S. Reinsurance’s dividend limitations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has "profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At March 31, 2006, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company's aggregate cash and invested assets as of March 31, 2006 totaled $5.1 billion compared to $5.0 billion as of December 31, 2005. The increase in cash and invested assets since December 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid. The decline in cash flows from operations for the three months ended March 31, 2006 as compared to the same period in 2005 was primarily a result of claims payment activity during the first quarter of 2006 related to the 2005 Hurricanes. During the first three months ended March 31, 2006, the Company paid claims of $163.5 million as compared to $89.9 million in the same period of 2005.

On an ongoing basis, the Company expects its funds to be sufficient to operate its business. There can be no assurance that the Company will not incur additional indebtedness or issue additional equity in order to implement its business strategy or to pay claims.

On February 16, 2006, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A. The dividend on Endurance Holdings’ outstanding ordinary shares was paid on March 31, 2006 to the ordinary shareholders of record on March 17, 2006, and the dividend on Endurance’s Series A Preferred Shares was paid on March 15, 2006 to the Series A Preferred shareholders of record on March 1, 2006.

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk’’ included in the Company’s 2005 Annual Report on Form 10-K.

Currency

The Company’s functional currency is U.S. dollars for Endurance Bermuda, Endurance U.S. Reinsurance and Endurance U.S. Insurance and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the FSA’s rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

Reserve for losses and loss expenses

As of March 31, 2006, the Company had accrued losses and loss expenses reserves of $2.7 billion. This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events as of March 31, 2006. During the three month periods ended March 31, 2006 and 2005, the Company paid losses and loss expenses of $163.5 million and $89.9 million, including deposit accounting adjustments, respectively.

As of March 31, 2006, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses and loss expenses. See "Critical Accounting Policies — Reserve for Losses and Loss Expenses" included in the 2005 Annual Report on Form 10-K for further details.

Incurred losses for the three months ended March 31, 2006 are summarized as follows:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$71,151	$22,605	$94,340	$18,285	$51,177	$57,248	$(33,533)	$281,273
Prior years	(30,716)	10,100	(8,380)	(23,746)	(4,109)	12,050	2,260	(42,541)
Total Incurred Losses	$40,435	$32,705	$85,960	$(5,461)	$47,068	$69,298	$(31,273)	$238,732

(1)	Reconciles the Company's incurred losses by segment to the Company's financial statement presentation. See ‘‘Deposit accounting’’ above for further discussion.

Incurred losses for the three months ended March 31, 2005 are summarized as follows:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$73,431	$15,916	$81,067	$36,855	$49,715	$45,953	$(5,877)	$297,060
Prior years	(28,900)	(5,146)	(1,929)	2,477	(12,265)	(238)	—	(46,001)
Total Incurred Losses	$44,531	$10,770	$79,138	$39,332	$37,450	$45,715	$(5,877)	$251,059

(1)	Reconciles the Company's incurred losses by segment to the Company's financial statement presentation. See ‘‘Deposit accounting’’ above for further discussion.

Incurred losses for the three months ended March 31, 2006 include approximately $42.5 million in favorable development of reserves, including deposit accounting adjustments, relating to the prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2006 benefited the Company's reported loss ratio by approximately 10.1 percentage points.

During the three months ended March 31, 2006, the reduction in the Company's initial estimated losses for prior accident years, after deposit accounting adjustments, was experienced most significantly in the Property Per Risk Treaty Reinsurance segment, where the initial estimate was reduced by approximately $29.3 million and the Property Individual Risk segment, where the initial estimate was reduced by approximately $23.7 million.

The above reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses.

Offsetting prior year favorable development was $35.0 million of net unfavorable development related to the 2005 Hurricanes. The unfavorable development related to these storms was $16.8 million, $1.4 million and $34.3 million within the Property Per Risk Treaty Reinsurance, Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments, respectively. Favorable development on the 2005 Hurricanes of $6.9 million and $10.6 million was experienced in the Property Catastrophe Reinsurance and Property Individual Risk segments, respectively. Net unfavorable development related to the 2005 Hurricanes was more than offset by favorable 2005 accident year development primarily within the Company’s property and specialty lines.

Reserves for losses and loss expenses are comprised of the following at March 31, 2006:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Case Reserves	$363,392	$172,076	$161,028	$142,150	$9,083	$278,636	$(15,355)	$1,111,010
IBNR	161,833	46,358	599,678	54,162	500,499	272,306	(56,860)	1,577,976
Reserve for Losses and Loss Expenses	$525,225	$218,434	$760,706	$196,312	$509,582	$550,942	$(72,215)	$2,688,986

(1)	Reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation. See ‘‘Deposit accounting’’ above for further discussion.

Reserves for losses and loss expenses are comprised of the following at December 31, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Case Reserves	$332,001	$173,984	$140,986	$150,267	$9,083	$225,747	$(13,576)	$1,018,492
IBNR	231,722	45,469	549,562	61,324	450,095	279,975	(33,049)	1,585,098
Reserve for Losses and Loss Expenses	$563,723	$219,453	$690,548	$211,591	$459,178	$505,722	$(46,625)	$2,603,590

(1)	Reconciles the Company's reserves for losses and loss expenses by segment to the Company's financial statement presentation. See ‘‘Deposit accounting’’ above for further discussion.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	uncertainties due to our limited operating history;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations may impede our ability to charge adequate rates and efficiently allocate capital;

•	reduced acceptance of our products and services, including new products and services;

•	the inability to renew business previously underwritten or acquired;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	the impact of the investigations of the New York Attorney General on the industry and on the Company in particular;

•	the commercial and investment activities of our significant shareholders may lead to conflicts of interst;

•	our investment performance may affect our financial assets and ability to conduct business;

•	we may require additional capital in the future which may not be available or only available on unfavorable terms; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2005 Annual Report on Form 10-K and our Current Report. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

On January 5, 2005, Endurance U.S. Reinsurance received a subpoena from the Office of the Attorney General of the State of New York (the ‘‘NYAG’’) in connection with its investigation into contingent commission arrangements with brokers. Although the subpoena was addressed to Endurance U.S. Reinsurance, it called for the production of documents from all affiliates of Endurance Holdings. Among other things, the subpoena seeks documents concerning efforts by any insurance broker to exclude or limit an insurance company's access to the insurance market and documents concerning efforts or requests by any insurance broker to manipulate bids or price quotes, or submit false or inflated bids or price quotes in insurance markets. The Company provided the NYAG with an initial set of documents responsive to the subpoena on January 21, 2005.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Changes in Securities and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)    The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: May 9, 2006	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President
Date: May 9, 2006	By:	/s/ Michael J. McGuire
Michael J. McGuire Chief Financial Officer (Principal Financial Officer)