Form 10-Q
period 2006-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2006-08-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended June 30, 2006, or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 4, 2006
Ordinary Shares – $1.00 par value	66,096,340

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS	(UNAUDITED)
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,439,522 and $4,365,744 at June 30, 2006 and December 31, 2005)	$4,323,661	$4,323,339
Investments in other ventures, under equity method	204,272	161,883
Total investments	4,527,933	4,485,222
Cash and cash equivalents	669,583	468,015
Premiums receivable, net (includes $12,110 and $39,712 from related parties at June 30, 2006 and December 31, 2005, respectively)	827,239	575,109
Deferred acquisition costs	175,717	166,720
Securities lending collateral	371,407	408,663
Prepaid reinsurance premiums	56,194	27,132
Losses recoverable	27,452	17,248
Accrued investment income	36,740	33,734
Intangible assets	71,436	65,633
Deferred tax asset	66,545	69,360
Other assets	35,540	35,701
Total assets	$6,865,786	$6,352,537
LIABILITIES
Reserve for losses and loss expenses	$2,782,803	$2,603,590
Reserve for unearned premiums	967,844	803,629
Deposit liabilities	173,527	92,523
Reinsurance balances payable	122,829	85,281
Securities lending payable	371,407	408,663
Debt	447,131	447,092
Other liabilities	63,710	39,216
Total liabilities	4,929,251	4,479,994
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — 8,000,000 issued and outstanding (2005 — 8,000,000)	8,000	8,000
Common shares
Ordinary — $1.00 par value, 66,096,340 issued and outstanding (2005 — 66,138,901)	66,096	66,139
Additional paid-in capital	1,450,435	1,453,722
Accumulated other comprehensive loss	(82,087)	(19,672)
Retained earnings	494,091	364,354
Total shareholders’ equity	1,936,535	1,872,543
Total liabilities and shareholders’ equity	$6,865,786	$6,352,537

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues
Gross premiums written	$451,253	$403,189	$1,022,634	$1,105,680
Net premiums written	$408,678	$394,590	$951,687	$1,093,768
Change in unearned premiums	(2,000)	43,331	(124,803)	(218,249)
Net premiums earned (includes $20,583 and $5,225 from related parties for the six months ended June 30, 2006 and 2005, respectively)	406,678	437,921	826,884	875,519
Net investment income	59,209	39,133	119,683	78,444
Net realized (losses) gains on sales of investments	(8,729)	592	(12,059)	(3,861)
Other underwriting (loss) income	(1,992)	418	1,509	1,289
Total revenues	455,166	478,064	936,017	951,391
Expenses
Losses and loss expenses (includes $15,820 and $3,399 from related parties for the six months ended June 30, 2006 and 2005, respectively)	269,445	228,916	508,177	479,975
Acquisition expenses (includes $6,332 and $1,469 payable to related parties for the six months ended June 30, 2006 and 2005, respectively)	76,758	89,334	150,529	176,109
General and administrative expenses	47,425	40,432	91,723	73,978
Amortization of intangibles	1,158	1,158	2,316	2,378
Net foreign exchange (gains) losses	(11,997)	1,742	(14,883)	4,163
Interest expense	7,459	5,612	14,985	11,083
Total expenses	390,248	367,194	752,847	747,686
Income before income taxes	64,918	110,870	183,170	203,705
Income tax (expense) benefit	(868)	(853)	(12,084)	2,571
Net income	64,050	110,017	171,086	206,276
Preferred dividends	(3,875)	—	(7,750)	—
Net income available to common shareholders	$60,175	$110,017	$163,336	$206,276
Other comprehensive (loss) income
Net income	$64,050	$110,017	$171,086	$206,276
Net unrealized holding (losses) gains on investments arising during the period (net of applicable deferred income taxes of $6,049 and $1,707 for the six months ended June 30, 2006 and 2005, respectively)	(37,264)	42,206	(77,211)	1,263
Foreign currency translation adjustments	2,241	(9,542)	2,693	(13,209)
Reclassification adjustment for net realized losses (gains) included in net income	8,729	(592)	12,059	3,861
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	23	44	45
Other comprehensive (loss) income	(26,272)	32,095	(62,415)	(8,040)
Comprehensive income	$37,778	$142,112	$108,671	$198,236
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	66,397,742	60,631,594	66,421,265	60,959,737
Diluted	71,109,361	66,063,355	71,243,145	66,276,048
Basic earnings per common share	$0.91	$1.81	$2.46	$3.38
Diluted earnings per common share	$0.85	$1.67	$2.29	$3.11

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Preferred shares
Balance, beginning and end of period	$8,000	$—
Common shares
Balance, beginning of period	66,139	61,255
Issuance of common shares	286	109
Repurchase of common shares	(329)	(1,439)
Balance, end of period	66,096	59,925
Additional paid-in capital
Balance, beginning of period	1,453,722	1,111,633
Issuance of common shares	3,440	976
Repurchase of common shares	(9,679)	(50,319)
Issuance of restricted share units in lieu of dividends	494	439
Public offering and registration costs	(48)	(390)
Settlement of equity awards	(1,970)	(1,639)
Stock-based compensation expense	4,476	9,315
Balance, end of period	1,450,435	1,070,015
Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	23,842	34,202
Foreign currency translation adjustments	2,693	(13,209)
Balance, end of period	26,535	20,993
Unrealized holding losses on investments:
Balance, beginning of period	(40,948)	7,927
Net unrealized holding losses arising during the period, net of reclassification adjustment	(65,152)	5,124
Balance, end of period	(106,100)	13,051
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,566)	(2,656)
Net change from current period hedging transactions, net of reclassification adjustment	44	45
Balance, end of period	(2,522)	(2,611)
Total accumulated other comprehensive (loss) income	(82,087)	31,433
Retained earnings
Balance, beginning of period	364,354	650,094
Net income	171,086	206,276
Issuance of restricted share units in lieu of dividends	(494)	(438)
Dividends on preferred shares	(7,750)	—
Dividends on common shares	(33,105)	(30,180)
Balance, end of period	494,091	825,752
Total shareholders’ equity	$1,936,535	$1,987,125

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Cash flows provided by operating activities:
Net income	$171,086	$206,276
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	8,093	10,421
Depreciation and amortization of other intangibles	7,514	7,012
Net realized losses on sales of investments	12,059	3,861
Deferred taxes	2,815	(9,602)
Stock-based compensation expense	4,476	9,315
Equity in earnings of unconsolidated ventures	(13,890)	(3,917)
Premiums receivable, net	(252,130)	(233,760)
Deferred acquisition costs	(8,997)	(30,228)
Prepaid reinsurance premiums	(29,062)	(4,524)
Losses recoverable	(10,204)	(1,706)
Accrued investment income	(3,006)	(1,873)
Other assets	9,193	(2,783)
Reserve for losses and loss expenses	179,213	273,880
Reserve for unearned premiums	164,215	212,275
Deposit liabilities	81,004	56,341
Reinsurance balances payable	41,507	(14,107)
Other liabilities	16,262	(4,696)
Net cash provided by operating activities	380,148	472,185
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	803,400	1,673,542
Proceeds from maturities and calls on fixed maturity investments	309,086	326,665
Purchases of fixed maturity investments	(1,171,391)	(2,183,952)
Purchase of investments in other ventures	(28,499)	(13,750)
Purchases of fixed assets	(8,441)	(4,918)
Net cash paid in acquisitions	(12,078)	(9,475)
Net cash used in investing activities	(107,923)	(211,888)
Cash flows used in financing activities:
Issuance of common shares	3,678	1,085
Repurchase of common shares	(10,008)	(51,937)
Settlement of equity awards	(1,970)	(1,639)
Offering and registration costs paid	(48)	(248)
Dividends paid	(40,855)	(30,180)
Net cash used in financing activities	(49,203)	(82,919)
Effect of exchange rate changes on cash and cash equivalents	(21,454)	8,764
Net increase in cash and cash equivalents	201,568	186,142
Cash and cash equivalents, beginning of period	468,015	271,143
Cash and cash equivalents, end of period	$669,583	$457,285

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its five wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited, based in London, England; Endurance Reinsurance Corporation of America, based in New York; Traders & Pacific Insurance Company, based in New York; and Core Insurance Company, based in New York. Endurance Holdings and its wholly owned subsidiaries are collectively referred to herein as the ‘‘Company.’’

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record the reserve for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Certain reclassifications have been made for 2005 to conform to the 2006 presentation and have no impact on net income previously reported.

2.	Securities lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% – 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $364.5 million and $399.7 million in securities on loan at June 30, 2006 and December 31, 2005, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Numerator:
Net income available to common shareholders	$60,175	$110,017	$163,336	$206,276
Denominator:
Weighted average shares — basic
Common shares outstanding	66,181,345	60,352,912	66,186,511	60,701,697
Unsettled bonus restricted share units outstanding	216,397	278,682	234,754	258,040
	66,397,742	60,631,594	66,421,265	60,959,737
Share equivalents
Unvested incentive restricted share units outstanding	355,184	213,381	303,446	203,281
Warrants	3,165,668	3,612,508	3,271,202	3,533,061
Options	1,190,767	1,605,872	1,247,232	1,579,969
Weighted average shares — diluted	71,109,361	66,063,355	71,243,145	66,276,048
Basic earnings per common share	$0.91	$1.81	$2.46	$3.38
Diluted earnings per common share	$0.85	$1.67	$2.29	$3.11

On May 3, 2006, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’). The dividend on Endurance Holdings’ outstanding ordinary shares was paid on June 30, 2006 to the ordinary shareholders of record on June 16, 2006, and the dividend on the Series A Preferred Shares was paid on June 15, 2006 to the Series A Preferred shareholders of record on June 1, 2006.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Dividends declared per preferred share	$0.484375	—	$0.96875	—
Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123(R) (‘‘SFAS 123(R)’’) under the modified-prospective method as it relates to its stock-based employee compensation and other stock plans. Prior to January 1, 2006, the Company accounted for its Option Plan under the fair value recognition provisions of Statement of Financial Accounting Standard 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation,’’ as subsequently amended by Statement of Financial Accounting Standard No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure.’’ The compensation costs recorded by the Company were materially consistent under SFAS 123(R) and SFAS 123 and thus, adoption of SFAS 123(R) did not have a material impact on the Company’s financial position or results of operations.

The Company has a stock-based employee compensation plan (the ‘‘Option Plan’’) which provides for the grant of options to purchase the Company’s common shares, share appreciation rights, share bonuses and other equity incentive awards to key employees. Two types of restricted share units are issued by the Company: bonus restricted share units (‘‘Bonus units’’) and incentive restricted share units (‘‘Incentive units’’). Bonus units issued by the Company do not require future service; however, they provide for a four year period in which unsettled Bonus units are forfeited if the holder departs the Company and violates the terms of a non-compete provision set forth in the Option Plan. The Company settles Bonus units pro rata over the four year non-compete term. Incentive units generally vest over a period of five years on a graded basis and are forfeited by an employee upon departure from the Company. The Company settles Incentive units as they vest over the life of the unit. At the Company’s exclusive option, the Bonus and Incentive units may be settled in cash, ordinary shares or in a combination thereof.

Under the terms of the Option Plan, a total of 4,986,975 common shares have been reserved for issuance. At June 30, 2006, 3,670,290 options had been granted with vesting dates between December 14, 2001 and July 14, 2007 and 1,519,909 restricted share units had been granted with vesting dates between March 1, 2003 and November 21, 2010. Activity with respect to the Option Plan for the three and six months ended June 30, 2006 is as follows:

	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006
Options outstanding, beginning of period	3,039,541	3,081,041
Options granted	—	—
Options forfeited	—	(10,000)
Options exercised	(160,000)	(191,500)
Options outstanding, end of period	2,879,541	2,879,541
Exercisable options, end of period	2,593,471	2,593,471

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans, cont'd.

The following table illustrates certain weighted average exercise price data for the three and six months ended June 30, 2006:

	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006
Weighted average exercise prices of:
Options granted	$—	$—
Options forfeited	$—	$26.40
Options exercised	$17.64	$17.73

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2.1 million and $2.6 million, respectively. The Company received proceeds of $2.8 million and $3.4 million from the exercise of these options with no realized tax benefit from the exercise during the three and six months ended June 30, 2006, respectively. The Company issued new shares in response to the exercise of the above options.

The range of exercise prices for all options outstanding at June 30, 2006 under the Option Plan was $17.37 – $33.41 per share. The weighted average exercise price of options outstanding at June 30, 2006 was $18.74. The weighted average exercise price of exercisable options at June 30, 2006 was $18.48. The weighted average remaining contract life of outstanding options was 5.63 years. There were no options that expired during the three or six month periods ended June 30, 2006. The maximum term of an option is 10 years. The total fair value of options vested during the three and six month periods ended June 30, 2006 was $0.2 million and $0.6 million, respectively.

No additional options were granted under the Option Plan for the three or six months ended June 30, 2006.

Activity with respect to the Bonus units for the three and six months ended June 30, 2006 is as follows:

	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006
Bonus units outstanding, beginning of period	217,883	274,036
Bonus units granted	416	53,569
Bonus units forfeited	(328)	(2,517)
Bonus units settled	—	(107,117)
Unsettled Bonus units outstanding, end of period	217,971	217,971

On March, 1, 2006, the Company settled $1.6 million of its 2005 annual bonus obligations to certain employees with grants of 51,492 Bonus units. The fair value of the Bonus units at the date of grant was equal to the bonus obligation recognized during the year ended December 31, 2005, and as such, no additional compensation expense has been recognized. During the three and six months ended June 30, 2006, 1,690 and 3,351 Bonus units, respectively, were granted to holders in lieu of dividends.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans, cont'd.

Activity with respect to the Incentive units for the three and six months ended June 30, 2006 is as follows:

	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006
Incentive units outstanding, beginning of period	826,159	652,419
Incentive units granted	27,988	250,123
Incentive units forfeited	(9,183)	(18,608)
Incentive units settled	(7,839)	(46,809)
Unvested Incentive units outstanding, end of period	837,125	837,125

During the three and six months ended June 30, 2006, the Company granted 21,500 and 237,324 unvested Incentive units, respectively, with fair values of $0.7 million and $7.5 million. Unvested Incentive units are granted subject to vesting provisions which are generally five years and are automatically settled upon vesting. Compensation expenses related to awards with graded vesting schedules issued subsequent to January 1, 2006 were recognized by the Company on an accelerated basis over the vesting term. Compensation expense related to previously issued awards were also recognized on an accelerated basis. In addition, 6,488 and 12,799 unvested Incentive units were granted to holders in lieu of dividends for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2006, compensation costs recognized in income were $2.4 million and $3.0 million, respectively, and there were no recognized tax benefits for 2006. At June 30, 2006, compensation costs not yet recognized related to non-vested awards was $14.0 million.

This expense is expected to be recognized between 2006 and 2009, with approximately 33% expected to be recognized during the remainder of 2006.

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

4.	Stock-based employee compensation and other stock plans, cont'd.

Compensation expense related to the ESPP of approximately $25,000 and $50,000 was recorded for the three and six months ended June 30, 2006, respectively for 5,250 and 10,266 common shares purchased under the ESPP.

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

On February 22, 2006, 13,124 options were granted under the 2005 Sharesave Scheme for a term of three years with a fair value of approximately $86,975. Compensation expense related to these options was approximately $7,250 for both the three and six months ended June 30, 2006. Total compensation expense is recognized on a straight-line basis over the three year term of the option. Options outstanding at June 30, 2006 are exercisable within six months following the three year term at an exercise price of £15.97 or $27.82 per share. No such options were forfeited, exercised or expired during the period.

The fair value of each option issued during 2006 under the 2005 Sharesave Scheme was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The volatility assumption of approximately 24% was derived from daily changes of the Company’s historical stock prices. The other assumptions used in the option-pricing model were as follows: risk free interest rate for 2006 of 4.84%, expected life of 3.25 years and a dividend yield of 3.07%. The weighted average remaining contract life of options outstanding at June 30, 2006 is 3.25 years. The maximum term of an option is 3.5 years. The total fair value of options vested during the three and six months ended June 30, 2006 was $Nil and $Nil, respectively.

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

•	Property Per Risk Treaty Reinsurance — reinsures individual property risks of ceding companies on a treaty basis.

•	Property Catastrophe Reinsurance — reinsures catastrophic perils for ceding companies on a treaty basis.

•	Casualty Treaty Reinsurance — reinsures third party liability exposures from ceding companies on a treaty basis.

•	Property Individual Risk — insures and writes facultative reinsurance of commercial properties.

•	Casualty Individual Risk — insures and writes facultative reinsurance of third party liability exposures.

•	Aerospace and Other Specialty Lines — insures and reinsures risks related to aerospace, surety, marine and energy, agricultural, personal accident and other lines.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont'd.

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

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. However, under the provisions of AICPA Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ a small number of reinsurance contracts written during the three and six months ended June 30, 2006 and 2005 have been accounted for as deposit liabilities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2006:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$49,998	$100,526	$79,426	$52,590	$106,633	$108,192	$(46,112)	$451,253
Net premiums written	49,998	100,526	74,716	26,699	96,482	106,369	(46,112)	408,678
Net premiums earned	89,861	57,380	119,731	18,384	69,969	101,524	(50,171)	406,678
Other underwriting loss	—	—	—	—	—	—	(1,992)	(1,992)
	89,861	57,380	119,731	18,384	69,969	101,524	(52,163)	404,686
Expenses
Losses and loss expenses	83,117	27,668	59,224	23,347	46,821	70,267	(40,999)	269,445
Acquisition expenses	26,506	7,670	32,995	729	3,364	19,200	(13,706)	76,758
General and administrative expenses	6,019	8,470	7,847	5,753	10,195	9,141	—	47,425
	115,642	43,808	100,066	29,829	60,380	98,608	(54,705)	393,628
Underwriting income (loss)	$(25,781)	$13,572	$19,665	$(11,445)	$9,589	$2,916	$2,542	$11,058
Loss ratio	92.5%	48.2%	49.5%	127.0%	66.9%	69.2%	81.7%	66.3%
Acquisition expense ratio	29.5%	13.4%	27.6%	4.0%	4.8%	18.9%	27.3%	18.9%
General and administrative expense ratio	6.7%	14.7%	6.5%	31.3%	14.6%	9.0%	—	11.6%
Combined ratio	128.7%	76.3%	83.6%	162.3%	86.3%	97.1%	109.0%	96.8%
Reserve for losses and loss expenses	$527,290	$213,445	$803,130	$200,810	$560,700	$577,713	$(100,285)	$2,782,803

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$99,342	$67,574	$31,750	$35,932	$105,079	$64,747	$(1,235)	$403,189
Net premiums written	99,268	67,574	31,048	32,410	103,520	62,005	(1,235)	394,590
Net premiums earned	114,487	61,926	106,317	26,318	63,642	79,154	(13,923)	437,921
Other underwriting income	—	—	—	—	—	—	418	418
	114,487	61,926	106,317	26,318	63,642	79,154	(13,505)	438,339
Expenses
Losses and loss expenses	62,996	6,536	79,398	7,958	40,233	40,425	(8,630)	228,916
Acquisition expenses	31,981	8,593	29,996	2,977	3,325	16,764	(4,302)	89,334
General and administrative expenses	8,599	5,877	7,840	3,585	7,659	6,872	—	40,432
	103,576	21,006	117,234	14,520	51,217	64,061	(12,932)	358,682
Underwriting income (loss)	$10,911	$40,920	$(10,917)	$11,798	$12,425	$15,093	$(573)	$79,657
Loss ratio	55.0%	10.5%	74.7%	30.3%	63.2%	51.1%	62.0%	52.3%
Acquisition expense ratio	28.0%	13.9%	28.2%	11.3%	5.3%	21.1%	30.9%	20.4%
General and administrative expense ratio	7.5%	9.5%	7.4%	13.6%	12.0%	8.7%	—	9.2%
Combined ratio	90.5%	33.9%	110.3%	55.2%	80.5%	80.9%	92.9%	81.9%
Reserve for losses and loss expenses	$391,239	$60,699	$606,885	$95,659	$377,968	$304,684	$(13,593)	$1,823,541

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont'd.

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2006 and 2005, respectively:

	2006	2005
Total underwriting income	$11,058	$79,657
Net investment income	59,209	39,133
Net foreign exchange gains (losses)	11,997	(1,742)
Net realized (losses) gains on sales of investments	(8,729)	592
Amortization of intangibles	(1,158)	(1,158)
Interest expense	(7,459)	(5,612)
Income before income taxes	$64,918	$110,870

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the six months ended June 30, 2006:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$172,478	$201,330	$284,895	$81,164	$158,216	$269,812	$(145,261)	$1,022,634
Net premiums written	172,478	201,330	278,182	37,389	142,484	265,085	(145,261)	951,687
Net premiums earned	187,970	110,778	270,778	39,442	139,337	185,507	(106,928)	826,884
Other underwriting income	—	—	—	—	—	—	1,509	1,509
	187,970	110,778	270,778	39,442	139,337	185,507	(105,419)	828,393
Expenses
Losses and loss expenses	123,552	60,373	145,184	17,886	93,889	139,565	(72,272)	508,177
Acquisition expenses	46,601	15,481	75,517	2,018	6,721	38,467	(34,276)	150,529
General and administrative expenses	13,468	15,043	19,683	9,530	15,726	18,273	—	91,723
	183,621	90,897	240,384	29,434	116,336	196,305	(106,548)	750,429
Underwriting income (loss)	$4,349	$19,881	$30,394	$10,008	$23,001	$(10,798)	$1,129	$77,964
Loss ratio	65.7%	54.5%	53.6%	45.3%	67.4%	75.2%	67.6%	61.5%
Acquisition expense ratio	24.8%	14.0%	27.9%	5.1%	4.8%	20.7%	32.0%	18.2%
General and administrative expense ratio	7.2%	13.6%	7.3%	24.2%	11.3%	9.9%	—	11.1%
Combined ratio	97.7%	82.1%	88.8%	74.6%	83.5%	105.8%	99.6%	90.8%
Reserve for losses and loss expenses	$527,290	$213,445	$803,130	$200,810	$560,700	$577,713	$(100,285)	$2,782,803

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the six months ended June 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$270,632	$178,264	$283,293	$59,306	$152,769	$248,273	$(86,857)	$1,105,680
Net premiums written	270,558	178,264	280,831	55,560	151,300	244,112	(86,857)	1,093,768
Net premiums earned	233,072	120,825	224,362	53,514	124,106	144,220	(24,580)	875,519
Other underwriting income	—	—	—	—	—	—	1,289	1,289
	233,072	120,825	224,362	53,514	124,106	144,220	(23,291)	876,808
Expenses
Losses and loss expenses	107,526	17,306	158,535	47,290	77,684	86,140	(14,506)	479,975
Acquisition expenses	64,404	15,889	59,750	6,447	7,949	29,684	(8,014)	176,109
General and administrative expenses	15,214	10,683	17,145	5,809	10,752	14,375	—	73,978
	187,144	43,878	235,430	59,546	96,385	130,199	(22,520)	730,062
Underwriting income (loss)	$45,928	$76,947	$(11,068)	$(6,032)	$27,721	$14,021	$(771)	$146,746
Loss ratio	46.1%	14.3%	70.7%	88.4%	62.6%	59.7%	59.0%	54.8%
Acquisition expense ratio	27.7%	13.2%	26.6%	12.0%	6.4%	20.6%	32.6%	20.1%
General and administrative expense ratio	6.5%	8.8%	7.6%	10.9%	8.7%	10.0%	—	8.5%
Combined ratio	80.3%	36.3%	104.9%	111.3%	77.7%	90.3%	91.6%	83.4%
Reserve for losses and loss expenses	$391,239	$60,699	$606,885	$95,659	$377,968	$304,684	$(13,593)	$1,823,541

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont'd.

The following table reconciles total segment results to income before income taxes for the six months ended June 30, 2006 and 2005, respectively:

	2006	2005
Total underwriting income	$77,964	$146,746
Net investment income	119,683	78,444
Net foreign exchange gains (losses)	14,883	(4,163)
Net realized losses on sales of investments	(12,059)	(3,861)
Amortization of intangibles	(2,316)	(2,378)
Interest expense	(14,985)	(11,083)
Income before income taxes	$183,170	$203,705

6.	Commitments and contingencies

Concentrations of credit risk.    As of June 30, 2006, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources.    During the six month period ended June 30, 2006 and 2005, the Company obtained 73.8% and 71.3% of its gross premiums written before deposit accounting adjustments through four brokers, respectively: Marsh & McLennan Companies, Inc. – 24.9% (2005 – 25.2%); Aon Corporation – 22.9% (2005 – 24.9%); Willis Companies – 15.9% (2005 – 10.5%); and Benfield Group – 10.1% (2005 – 10.7%).

Letters of credit.    As of June 30, 2006, the Company had issued on its behalf letters of credit of $477.0 million (December 31, 2005 – $374.8 million) under its credit facility in favor of certain ceding companies.

Investment commitments.    As of June 30, 2006 and December 31, 2005, the Company had committed cash and cash equivalents and fixed maturity investments of $266.7 million and $230.4 million in favor of certain ceding companies to collateralize obligations, respectively. As of June 30, 2006 and December 31, 2005, the Company had also pledged $454.6 million and $417.1 million of its fixed maturity investments as collateral to secure $416.8 million and $371.1 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2006 and December 31, 2005, cash and fixed maturity investments with fair values of $36.4 million and $28.5 million were on deposit with U.S. state regulators, respectively and $29.7 million and $26.7 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to the investments in other ventures at June 30, 2006. Of the balance outstanding at June 30, 2006, the Company is subject to redemption restriction provisions of between two to three years from the date of acquisition. At June 30, 2006, the Company was committed to investing a further $4.5 million in alternative investment funds.

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

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2006 are as follows:

Year Ended June 30,	Amount
2007	$8,546
2008	9,298
2009	9,266
2010	8,741
2011	10,915
2012 and thereafter	38,773
$85,539

Total rent expense under operating leases for the six month period ended June 30, 2006 was $4.8 million (2005 – $3.4 million).

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

7.	Subsequent events

In order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (‘‘Shackleton’’), a Cayman Island reinsurance company during the third quarter of 2006. On August 1, 2006, Shackleton financed the reinsurance coverage provided to Endurance Bermuda through the issuance of a $125 million risk-linked catastrophe bond pursuant to Rule 144A under the Securities Act of 1933 and the entrance into a $110 million multi-year risk-linked credit facility.

The reinsurance consists of three separate coverages. The first coverage is $125 million of reinsurance for earthquake risk in California from August 1, 2006 through January 31, 2008. The second coverage consists of $60 million of protection for hurricanes in the U.S. Northeast, Gulf Coast and certain inland states. The final coverage provides $50 million of reinsurance for losses resulting from hurricanes or California earthquakes following occurrence of a major hurricane or California earthquake. The second and third coverages provide protection from August 1, 2006 through July 31, 2008.

The reinsurance coverage provided by Shackleton to Endurance Bermuda was based on a modeled loss trigger designed to closely mimic the exposures in the Company’s portfolio of insurance and reinsurance business. Upon the occurrence of a hurricane or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss exceeds the designated attachment point for the peril at issue, then Endurance Bermuda may make a recovery under the applicable reinsurance agreement. The amount recoverable is related to and limited by the Company’s ultimate net loss from the loss event. The modeled loss trigger is reset to reflect any applicable changes in the Company’s portfolio of insurance and reinsurance business on July 31, 2007.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Subsequent events, cont'd.

Shackleton is a variable interest entity under the provisions of FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’. The Company is not the primary beneficiary of Shackleton and is therefore not required to consolidate Shackleton in its consolidated financial statements.

The Company has also purchased retrocessional reinsurance coverage at various retention levels in addition to the coverage obtained in the above noted catastrophe bond and loan transactions.

On August 2, 2006, Endurance Holdings' Board of Directors declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its Series A Preferred Shares. The dividend on Endurance Holdings' outstanding ordinary shares will be payable on September 29, 2006 to the ordinary shareholders of record on September 15, 2006 and the dividend on the Series A Preferred Shares will be payable on September 15, 2006 to the Series A Preferred shareholders of record on September 1, 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for the three and six month periods ended June 30, 2006 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the ‘‘2005 Annual Report on Form 10-K’’).

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

Overview

Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its five wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), based in London, England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), based in New York; Traders & Pacific Insurance Company (‘‘Traders & Pacific’’) and Core Insurance Company (‘‘Core’’ and together with Traders & Pacific, ‘‘Endurance U.S. Insurance’’), both based in New York.

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

Casualty insurance and reinsurance is primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, workers’ compensation, public liability, automobile liability, personal liability, marine liability and aviation liability insurance. The Company writes casualty lines through its Casualty Treaty Reinsurance, Casualty Individual Risk, and Aerospace and Other Specialty Lines segments.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and the reserve for losses and loss expenses. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2005 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report with the exception of changes in the Company’s reserve for losses and loss expenses and other-than-temporary impairment of investments policies as updated below. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Reserve for Losses and Loss Expenses.    The reserve for losses and loss expenses includes case reserves and reserves for unpaid reported losses and losses incurred but not reported (‘‘IBNR’’). Case reserves are generally based upon the amount of reserves recommended by the ceding company, but may be increased when it is determined by the Company that the size and severity of the loss differs from that reported by the ceding company. The reserve for unpaid reported losses and loss expenses is established by management based on reports from reinsurance intermediaries, ceding companies and insureds and consultations with independent legal counsel, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. The reserve for IBNR losses and loss expenses is established by management based on reported losses and loss expenses and estimates of ultimate losses and loss expenses.

The reserve for losses and loss expenses are initially estimated by the Company using information either developed by the Company from internal or independent external sources, or by using pricing information created by the Company or provided to the Company by insureds and brokers at the time individual contracts and policies are bound. In addition, the Company incorporates commercially available models, contract by contract review by our experienced underwriters, and to a limited extent, overall market share assumptions for specific loss events, to estimate our losses and loss expense reserves. In the Company’s assumed reinsurance business within the Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments, the Company estimates the reserve for losses and loss expenses by relying upon available industry data, as well as its own historical data for property lines and the ceding company’s operations and loss history, including historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns and rate change history. The information gathered by the Company is used to develop individual point estimates of carried reserves for each business segment. These individual point estimates are then aggregated along with actual losses reported to reach the total reserve carried in the Company’s consolidated financial statements. All of the Company’s loss reserving is currently performed on a point estimate basis. The Company does not utilize range estimation in the loss reserving process.

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. However, as the Company progresses and accumulates its own loss reserve history, it becomes more appropriate to incorporate actual loss experience. As of the quarter ended June 30, 2006, the Company believes that its own loss development history in relation to its property lines of business provides a credible basis on which to estimate its reserves. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, and Property Individual Risk segments.

The Company continues to use a variety of methods in establishing the reserve for losses and loss expenses. One method is the expected loss ratio approach which is based on expected results independent of current reporting activity. This approach is typically used for immature loss periods (i.e., current accident year). A second methodology, known as the Bornheuter-Ferguson method, establishes an initial loss estimate (expected loss technique) for each underwriting quarter by segment and type of contract. The portion of the initial loss estimate that is the IBNR reserve is then reduced each subsequent quarter by an amount equal to the amount of losses expected to be reported for that business segment during that quarter. Over time, the IBNR reserve will be reduced to zero and be replaced with the actual losses reported to the Company. The Company uses these multiple methods, supplemented with its own actuarial and professional judgment, to establish its best estimate of the reserve for losses and loss expenses.

The most significant assumptions used for the three and six month periods ended June 30, 2006 to estimate the reserve for losses and loss expenses are as follows:

1. the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;

2. the loss and exposure information provided by ceding companies, insureds and brokers in support of their submissions can be used to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;

3. historic loss development and trend experience is assumed to be indicative of future loss development and trends; and

4. no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur.

The above four assumptions significantly influence the Company’s determination of expected loss ratios and related loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for losses and loss expenses. While there can be no guarantee that any of the above assumptions will prove to be correct, management believes that these assumptions represent a realistic and appropriate basis for estimating the reserve for losses and loss expenses.

For the Company’s assumed reinsurance business, the Company relies on claims and loss expense information provided to it by its ceding company counterparties to establish its case reserves. In order to verify the accuracy and completeness of such information, the Company’s underwriters, actuaries, accounting and claims personnel perform claims and underwriting reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, the Company’s reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instances where an amicable solution is not feasible, the Company’s position is to vigorously defend its position in litigation or arbitration. As of June 30, 2006 and December 31, 2005, the Company was not involved in any material claims litigation or arbitration proceedings.

Several aspects of the Company’s casualty insurance and reinsurance operations complicate the process of estimating loss reserves as compared to other insurance and reinsurance operations. Among these aspects are the differences in the Company’s policy forms compared to more traditional forms, the lack of complete historical data for losses of the same type intended to be covered by the policies and contracts written by the Company, and the expectation that a portion of losses in excess of the Company’s attachment levels in many of its contracts will be low in frequency and high in severity, limiting the usefulness of claims experience of other insurers and reinsurers for similar claims. In addition, the inherent uncertainties of estimating the Company’s reserves for its reinsurance business increases principally due to: (i) the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to a reinsurer, (ii) the differing reserving practices among ceding companies, (iii) the diversity of loss development patterns among different types of reinsurance treaties or contracts and (iv) a reinsurer’s reliance on the ceding companies for loss information. As at June 30, 2006, the Company’s reserve for losses and loss expenses in its reinsurance business was $1.9 billion.

Backlogs in the recording of the Company’s assumed reinsurance business can also impair the accuracy of its loss reserve estimates. As of June 30, 2006 and December 31, 2005, there were no significant backlogs related to the processing of assumed reinsurance information at the Company.

The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as property catastrophe, to many years for some casualty lines. To the extent that actual reported losses for specific lines of business and segments exceed expected reported losses, the carried estimate of ultimate loss will be correspondingly increased, and to the extent that actual reported losses are less than expected reported losses, the carried estimate of ultimate losses will be reduced. Moreover, the Company assumes in its loss reserving process that, on average, such time periods between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. For the Company’s reinsurance business, due to ceding company and reinsurance intermediary reporting patterns, the time period is generally longer than for its insurance business segments, resulting in reliance by the Company for a longer period of time on its actuarial estimates of losses and loss reserves.

During the period between the recording of expected losses and the reporting of actual losses from insureds and ceding companies, additional facts and trends may be revealed to the Company. As these facts and trends become apparent, case reserves will be adjusted, sometimes requiring an increase in the overall reserves of the Company, and at other times requiring a reallocation of IBNR reserves to case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new reserves or the adjustment of previously recorded reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While management believes that it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and it is possible that losses and loss expenses will exceed the total reserves.

The reserve for losses and loss expenses is based in part upon the estimation of losses resulting from catastrophic events. Estimation of the losses and loss expenses resulting from catastrophic events based upon the Company’s historical claims experience is inherently difficult because of the Company’s short operating history and the possible severity of catastrophe claims. Therefore, the Company utilizes both proprietary and commercially-available models, as well as historical reinsurance industry catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

Under accounting principles generally accepted in the United States (‘‘U.S. GAAP’’), the Company is not permitted to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding companies or insureds as a result of the event, its estimate of the potential losses incurred, and its estimate of the portion of such loss the Company has insured or reinsured. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial.

Because of the above factors, ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary.

Results for the three and six month periods ended June 30, 2006 included $21.6 million of unfavorable and $21.0 million of favorable development of prior year reserve for losses and loss expenses, respectively. See ‘‘Reserve for losses and loss expenses’’ below for further discussion.

Other-than-Temporary Impairment of Investments.    The Company regularly evaluates the fair value of its investments to determine if they are other-than-temporarily-impaired. The key factors considered are the length of time the security has been impaired, the expected maturity of the investment, the significance of the decline, the liquidity, business prospects and overall financial condition of the issuer and the Company’s intent and ability to hold the investment to recovery. If the decline in fair value is determined to be other-than-temporary, the cost of the security is written down to fair value and the amount is included in realized gains (losses) on sales of investments in the consolidated statements of income and comprehensive income. In contrast, the unrealized losses for securities which are determined to be temporarily impaired are reflected in comprehensive income (loss) in the consolidated statement of income and comprehensive income while the accumulation of unrealized gains (losses) on investments is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheet. With respect to securities where the decline in fair value is determined to be temporary, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions to sell a security where the Company had previously intended to hold the security to recovery are based on new information that arises and is consistent with the dynamic nature of portfolio management. Such sales of securities are not considered to contradict the Company’s assertion regarding the intent to hold the securities to recovery.

During the three months ended June 30, 2006, the Company identified 25 fixed maturity securities with fair values totaling $213.4 million which were considered to be other-than-temporarily-impaired. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss of $4.8 million on these securities.

Consolidated results of operations — for the three month period ended June 30, 2006 and 2005

Results of operations for the three months ended June 30, 2006 and 2005 were as follows:

	2006	2005	Change (1)
Underwriting income	(in thousands, except for ratios)
Revenues
Gross premiums written	$451,253	$403,189	11.9%
Net premiums written	408,678	394,590	3.6%
Net premiums earned	406,678	437,921	(7.1%)
Other underwriting (loss) income	(1,992)	418	NM(2)
	404,686	438,339	(7.7%)
Expenses
Losses and loss expenses	269,445	228,916	17.7%
Acquisition expenses	76,758	89,334	(14.1%)
General and administrative expenses	47,425	40,432	17.3%
	393,628	358,682	9.7%
Underwriting income(3)	11,058	79,657	(86.1%)
Net investment income	59,209	39,133	51.3%
Net foreign exchange gains (losses)	11,997	(1,742)	NM(2)
Net realized (losses) gains on sales of investments	(8,729)	592	NM(2)
Amortization of intangibles	(1,158)	(1,158)	—
Interest expense	(7,459)	(5,612)	32.9%
Income tax expense	(868)	(853)	1.8%
Net income	$64,050	$110,017	(41.8%)
Loss ratio	66.3%	52.3%	14.0
Acquisition expense ratio	18.9%	20.4%	(1.5)
General and administrative expense ratio	11.6%	9.2%	2.4
Combined ratio	96.8%	81.9%	14.9

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	Underwriting income is an internal performance measure used by the Company in the management of its operations. Underwriting income represents results of the Company’s underwriting segments. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s performance. Underwriting income is a non-U.S. GAAP measure and should not be viewed as a substitute for U.S. GAAP net income.

Premiums.    The increase in gross premiums written during the quarter ended June 30, 2006 compared to the same period in 2005 was due to price increases on catastrophe exposed lines in the Property Catastrophe Reinsurance and Property Individual Risk segments and from continued growth in our specialty and treaty casualty reinsurance lines. Offsetting these increases was a decline in Property Per Risk Treaty Reinsurance, where the Company strategically did not renew approximately $48 million of premiums related to several large underperforming accounts.

Premiums ceded in the quarter ended June 30, 2006 increased over the same period in 2005 due to the continued growth of the Property Individual Risk and Casualty Individual Risk segments. The Company also ceded additional premiums in relation to its Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme loss events.

Net premiums earned in the second quarter of 2006 decreased from the same period in the prior year primarily due to an increase in the level of ceded earned premium of $21.5 million.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company’s investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in the second quarter of 2006 was principally due to an increase in cash and investments from June 30, 2005 to June 30, 2006 of 20.8%. This increase resulted from positive net operating cash flows throughout the last twelve months and a general increase in investment yields. Investment expenses for the three months ended June 30, 2006 were $1.7 million compared to $1.6 million for the same period in 2005.

The annualized net earned yield (which is the actual net earned income from the investment portfolio after adjusting for accretion and amortization from the purchase price divided by the average book value of assets) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended June 30, 2006 were 4.62% and 0.88%, respectively. For the three months ended June 30, 2005, the annualized period net earned yield and total return were 3.79% and 7.44%, respectively. The Company has moderately increased its absolute cash position from March 31, 2006 to June 30, 2006. The increase in cash and cash equivalents has decreased the portfolio’s overall duration to 2.64 years from 2.66 years at March 31, 2006 and 2.72 years at December 31, 2005. Overall, the annualized period book yield of the portfolio has increased due to the addition of higher yielding spread securities and the positive earnings from the Company’s investments in other ventures experienced during the second quarter.

During the three months ended June 30, 2006, the Company identified 25 fixed maturity securities with fair values totaling $213.4 million which were considered to be other-than-temporarily-impaired. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss of $4.8 million on these securities. During the three months ended June 30, 2005, no investments were considered other-than-temporarily-impaired.

Losses and Loss Expenses.    The reported loss ratio for the three months ended June 30, 2006 was impacted by unfavorable loss reserve development on 2005 accident year loss reserves offset by favorable loss reserve development on all other accident years.

During the three months ended June 30, 2006, the Company increased its loss reserves related to prior years, which resulted in overall unfavorable loss reserve development in the quarter of $21.6 million compared to $27.7 million of favorable loss reserve development for the same period in 2005. Unfavorable loss reserve development for the three months ended June 30, 2006 was primarily due to increased claims from Hurricanes Katrina, Rita and Wilma (the ‘‘2005 Hurricanes’’) and a corresponding increase in the expected ultimate losses from these storms, which resulted in an $84.0 million increase to the Company’s estimated ultimate losses and loss expenses for these events during the three months ended June 30, 2006. The unfavorable loss reserve development on the 2005 Hurricanes impacted the Company’s Property Per Risk Treaty Reinsurance, Treaty Catastrophe Reinsurance and Aerospace and Other Specialty Lines segments. The estimated losses from the 2005 Hurricanes continue to be subjected to considerable uncertainty due to the extent of damage caused, the delay in adjusting losses in the affected areas and related coverage issues associated with the attribution of losses to wind or flood damage. Overall unfavorable loss reserve development on the 2005 accident year was partially offset by favorable loss reserve development of $62.4 million across all accident years and business segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly. As experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘— Reserve for Losses and Loss Expenses’’ above for further discussion.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to Endurance U.S. Insurance writing and ceding premiums on which commissions were earned and offset against acquisition expenses.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended June 30, 2006 increased principally due to the growth in the U.S. insurance operations. At June 30, 2006, the Company had 418 employees compared to 344 employees at June 30, 2005.

Underwriting results by operating segments

The determination of the Company’s business segments was based on the Company’s method of monitoring the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written; however, for financial statement presentation purposes, management determined that a small number of reinsurance contracts written for the three months ended June 30, 2006 and 2005 were more appropriately accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion.

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

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended June 30, 2006.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands except for ratios)
Revenues
Gross premiums written	$49,998	$100,526	$79,426	$52,590	$106,633	$108,192	$(46,112)	$451,253
Net premiums written	49,998	100,526	74,716	26,699	96,482	106,369	(46,112)	408,678
Net premiums earned	89,861	57,380	119,731	18,384	69,969	101,524	(50,171)	406,678
Other underwriting income	—	—	—	—	—	—	(1,992)	(1,992)
	89,861	57,380	119,731	18,384	69,969	101,524	(52,163)	404,686
Expenses
Losses and loss expenses	83,117	27,668	59,224	23,347	46,821	70,267	(40,999)	269,445
Acquisition expenses	26,506	7,670	32,995	729	3,364	19,200	(13,706)	76,758
General and administrative expenses	6,019	8,470	7,847	5,753	10,195	9,141	—	47,425
	115,642	43,808	100,066	29,829	60,380	98,608	(54,705)	393,628
Underwriting income (loss)	$(25,781)	$13,572	$19,665	$(11,445)	$9,589	$2,916	$2,542	$11,058
Loss ratio	92.5%	48.2%	49.5%	127.0%	66.9%	69.2%	81.7%	66.3%
Acquisition expense ratio	29.5%	13.4%	27.6%	4.0%	4.8%	18.9%	27.3%	18.9%
General and administrative expense ratio	6.7%	14.7%	6.5%	31.3%	14.6%	9.0%	—	11.6%
Combined ratio	128.7%	76.3%	83.6%	162.3%	86.3%	97.1%	109.0%	96.8%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

The following table provides a summary of the segment revenues and results for the three months ended June 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands except for ratios)
Revenues
Gross premiums written	$99,342	$67,574	$31,750	$35,932	$105,079	$64,747	$(1,235)	$403,189
Net premiums written	99,268	67,574	31,048	32,410	103,520	62,005	(1,235)	394,590
Net premiums earned	114,487	61,926	106,317	26,318	63,642	79,154	(13,923)	437,921
Other underwriting income	—	—	—	—	—	—	418	418
	114,487	61,926	106,317	26,318	63,642	79,154	(13,505)	438,339
Expenses
Losses and loss expenses	62,996	6,536	79,398	7,958	40,233	40,425	(8,630)	228,916
Acquisition expenses	31,981	8,593	29,996	2,977	3,325	16,764	(4,302)	89,334
General and administrative expenses	8,599	5,877	7,840	3,585	7,659	6,872	—	40,432
	103,576	21,006	117,234	14,520	51,217	64,061	(12,932)	358,682
Underwriting income (loss)	$10,911	$40,920	$(10,917)	$11,798	$12,425	$15,093	$(573)	$79,657
Loss ratio	55.0%	10.5%	74.7%	30.3%	63.2%	51.1%	62.0%	52.3%
Acquisition expense ratio	28.0%	13.9%	28.2%	11.3%	5.3%	21.1%	30.9%	20.4%
General and administrative expense ratio	7.5%	9.5%	7.4%	13.6%	12.0%	8.7%	—	9.2%
Combined ratio	90.5%	33.9%	110.3%	55.2%	80.5%	80.9%	92.9%	81.9%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the three months ended June 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	June 30, 2006	June 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$49,998	$99,342	(49.7%)
Net premiums written	49,998	99,268	(49.6%)
Net premiums earned	89,861	114,487	(21.5%)
Expenses
Losses and loss expenses	83,117	62,996	31.9%
Acquisition expenses	26,506	31,981	(17.1%)
General and administrative expenses	6,019	8,599	(30.0%)
	115,642	103,576	11.6%
Underwriting income	$(25,781)	$10,911	NM(2)
Loss ratio	92.5%	55.0%	37.5
Acquisition expense ratio	29.5%	28.0%	1.5
General and administrative expense ratio	6.7%	7.5%	(0.8)
Combined ratio	128.7%	90.5%	38.2

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The decrease in gross premiums written for the three months ended June 30, 2006 was due to strategic nonrenewals of approximately $48 million in premiums related to certain large underperforming contracts. At renewal, the pricing, terms and conditions on these contracts no longer met the Company’s underwriting requirements.

Losses and Loss Expenses.    The loss ratio in the three months ended June 30, 2006 increased from the corresponding period for 2005 due to unfavorable loss reserve development of $20.6 million in the current period as compared to $12.0 million of favorable loss reserve development in the quarter ended June 30, 2005. Current quarter unfavorable loss reserve development was impacted by an increase in the Company’s estimated ultimate loss for the 2005 Hurricanes in this segment of $24.8 million. Favorable loss reserve development on all other prior year reserves partially offset this adverse development by $4.2 million. In addition, the Company had a few contracts that reported higher than expected losses during the quarter.

Acquisition Expenses.    The acquisition cost ratio for the three months ended June 30, 2006 was largely consistent compared to the same period in 2005.

General and Administrative Expenses.    General and administrative expenses have declined between the two periods reflecting a smaller allocation of corporate expenses commensurate with the lower level of gross premiums written.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the three months ended June 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	June 30, 2006	June 30, 2005	Change (1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$100,526	$67,574	48.8%
Net premiums written	100,526	67,574	48.8%
Net premiums earned	57,380	61,926	(7.3%)
Expenses
Losses and loss expenses	27,668	6,536	323.3%
Acquisition expenses	7,670	8,593	(10.7%)
General and administrative expenses	8,470	5,877	44.1%
	43,808	21,006	108.5%
Underwriting income	$13,572	$40,920	(66.8%)
Loss ratio	48.2%	10.5%	37.7
Acquisition expense ratio	13.4%	13.9%	(0.5)
General and administrative expense ratio	14.7%	9.5%	5.2
Combined ratio	76.3%	33.9%	42.4

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written for the three months ended June 30, 2006 over the same period in 2005 was largely due to pricing increases on programs with U.S. catastrophe exposures. Pricing increases accounted for $16.9 million in additional premiums for the quarter ended June 30, 2006 over those reflected in the same period of 2005. In addition, new business outpaced nonrenewals by approximately $13 million.

Losses and Loss Expenses.    The loss ratio in the three months ended June 30, 2006 increased from the corresponding period in 2005 due to unfavorable loss reserve development of $26.5 million for the three months ended June 30, 2006 as compared to $2.1 million of favorable loss reserve development in the quarter ended June 30, 2005. Current quarter unfavorable loss reserve development was impacted by an increase in the Company’s estimated ultimate loss for the 2005 Hurricanes of $35.6 million. Favorable loss reserve development of $9.1 million on all other prior year reserves partially offset this adverse development. The current accident year loss ratio for this business segment reflects the absence of significant loss events in the second quarter of 2006 or 2005.

Acquisition Expenses.    The acquisition expense ratio for the three months ended June 30, 2006 was largely unchanged from the corresponding prior year period.

General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2006 increased due to an increase in corporate allocated expenses as a result of the increase in gross premiums written.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the three months ended June 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	June 30, 2006	June 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$79,426	$31,750	150.2%
Net premiums written	74,716	31,048	140.6%
Net premiums earned	119,731	106,317	12.6%
Expenses
Losses and loss expenses	59,224	79,398	(25.4%)
Acquisition expenses	32,995	29,996	10.0%
General and administrative expenses	7,847	7,840	0.1%
	100,066	117,234	(14.6%)
Underwriting (loss) income	$19,665	$(10,917)	NM(2)
Loss ratio	49.5%	74.7%	(25.2)
Acquisition expense ratio	27.6%	28.2%	(0.6)
General and administrative expense ratio	6.5%	7.4%	(0.9)
Combined ratio	83.6%	110.3%	(26.7)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written was in large part due to the increase in workers’ compensation gross premiums written at Endurance U.S. Reinsurance of $35.6 million during the second quarter of 2006 over those written in the second quarter of 2005. Workers’ compensation gross premiums written increased due to the renewal of a contract during the quarter that was originally written in the first quarter of 2005 and additional premiums recorded due to changes in premium estimates. In addition, Endurance Bermuda increased limits on a large casualty treaty contract in the second quarter of 2006 which resulted in $5.9 million of additional gross premiums written. The growth in premiums earned was in line with the historical growth of gross premiums written.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of reserves due to the long tail nature of this business. The decrease in the loss ratio for the three months ended June 30, 2006 was a result of decreases in prior year loss reserves of $13.1 million compared to $9.7 million of unfavorable loss reserve development for the corresponding period in 2005. Prior year reserves were decreased in the second quarter of 2006 as claims have not emerged as originally estimated by the Company.

Acquisition Expenses.    The acquisition cost ratio for the three months ended June 30, 2006 was largely consistent compared to the same period in 2005.

General and Administrative Expenses.    General and administrative expense ratio for the three months ended June 30, 2006 decreased as net earned premium has increased by 12.6%. General and administrative expenses in total were consistent between the two periods.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured per policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the three months ended June 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	June 30, 2006	June 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$52,590	$35,932	46.4%
Net premiums written	26,699	32,410	(17.6)%
Net premiums earned	18,384	26,318	(30.1)%
Expenses
Losses and loss expenses	23,347	7,958	193.4%
Acquisition expenses	729	2,977	(75.5%)
General and administrative expenses	5,753	3,585	60.5%
	29,829	14,520	105.4%
Underwriting income	$(11,445)	$11,798	NM(2)
Loss ratio	127.0%	30.3%	96.7
Acquisition expense ratio	4.0%	11.3%	(7.3)
General and administrative expense ratio	31.3%	13.6%	17.7
Combined ratio	162.3%	55.2%	107.1

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in premiums written was a result of new business written by the Company’s U.S. insurance operations. The decrease in premiums earned for the three months ended June 30, 2006 as compared to the same period in 2005 resulted from an increase in the amount of gross premiums written which are subsequently ceded in order to strategically manage its overall risk exposures.

Losses and Loss Expenses.    The increase in the loss ratio was due to a $19.0 million loss from an industrial fire in Canada. Partially offsetting this loss was favorable loss reserve development of $5.1 million in the three months ended June 30, 2006 compared to favorable prior period loss reserve development of $6.8 million in the three months ended June 30, 2005. Prior year reserves were decreased in the second quarter of 2006 as claims have not emerged as originally estimated by the Company.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to Endurance U.S. Insurance writing and ceding premiums on which commissions were earned and offset against acquisition expenses for the three months ended June 30, 2006.

General and Administrative Expenses.    General and administrative expenses increased in the second quarter of 2006 due to the growth in Endurance U.S. Insurance and higher overall staffing levels.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes workers’ compensation, third party general liability insurance, directors’ and officers’ liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the three months ended June 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	June 30, 2006	June 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$106,633	$105,079	1.5%
Net premiums written	96,482	103,520	(6.8%)
Net premiums earned	69,969	63,642	9.9%
Expenses
Losses and loss expenses	46,821	40,233	16.4%
Acquisition expenses	3,364	3,325	1.2%
General and administrative expenses	10,195	7,659	33.1%
	60,380	51,217	17.9%
Underwriting income	$9,589	$12,425	(22.8%)
Loss ratio	66.9%	63.2%	3.7
Acquisition expense ratio	4.8%	5.3%	(0.5)
General and administrative expense ratio	14.6%	12.0%	2.6
Combined ratio	86.3%	80.5%	5.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The slight increase in gross premiums written in the second quarter of 2006 compared to the same period in 2005 resulted from the growth in Endurance U.S. Insurance and the addition of a large direct worker’s compensation contract at Endurance U.S. Reinsurance, which was previously structured as a reinsurance agreement within the Casualty Treaty Reinsurance segment. Together these increases contributed $17.5 million of additional premiums in the three months ended June 30, 2006. In addition, a modest amount of growth was experienced in professional lines despite competition and pricing pressures. This growth was offset by declines totaling $19.8 million in the excess casualty and healthcare lines where contracts were not renewed as pricing, terms and conditions no longer met the Company’s underwriting requirements. The increase in premiums earned was a result of the continued earning of premiums written in prior years.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries is based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. Consequently, in the quarters ended June 30, 2006 and 2005, the Company reduced reserves for expected losses related to prior underwriting periods by $8.0 million and $9.4 million, respectively. The most significant reductions to reserves during the second quarter of 2006 were for expected losses from the 2003 and 2004 accident years where notices of potential losses have not developed as originally expected.

Acquisition Expenses.    The acquisition expense ratio for the three months ended June 30, 2006 remained relatively consistent with the same period in 2005.

General and Administrative Expenses.    The increase in the general and administrative expense ratio was a result of start-up expenses incurred by Endurance U.S. Insurance.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised of the insurance and reinsurance of aerospace lines, and a number of other specialty lines including surety, agriculture, marine and energy, personal accident and others. Aerospace risks include aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the three months ended June 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	June 30, 2006	June 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$108,192	$64,747	67.1%
Net premiums written	106,369	62,005	71.5%
Net premiums earned	101,524	79,154	28.3%
Expenses
Losses and loss expenses	70,267	40,425	73.8%
Acquisition expenses	19,200	16,764	14.5%
General and administrative expenses	9,141	6,872	33.0%
	98,608	64,061	53.9%
Underwriting income	$2,916	$15,093	(80.7)%
Loss ratio	69.2%	51.1%	18.1
Acquisition expense ratio	18.9%	21.1%	(2.2)
General and administrative expense ratio	9.0%	8.7%	0.3
Combined ratio	97.1%	80.9%	16.2

(1) With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written was in large part due to growth in the Company’s agriculture, surety and marine and energy lines of $33.2 million, $8.9 million, and $7.6 million, respectively. Additional agriculture premiums were recorded during the quarter on two large contracts totaling $24.5 million due to new information received. Growth within the marine and energy line resulted from price increases on catastrophe exposed business. Offsetting these increases were declines in the Company’s aerospace and personal accident lines. Premiums earned increased with the continued growth in gross premiums written.

Losses and Loss Expenses.    The increase in the loss ratio for the second quarter of 2006 resulted from unfavorable loss reserve development related to the 2005 accident year. Unfavorable loss development for the second quarter of 2006 was $7.6 million as compared to favorable loss reserve development of $7.2 million for the second quarter of 2005. Unfavorable loss reserve development of $20.9 million was recorded in relation to the 2005 Hurricanes and was partially offset by $13.3 million of favorable loss reserve development on all other prior year reserves during the second quarter of 2006.

Acquisition Expenses.    The expense ratio for the three months ended June 30, 2006 decreased from the equivalent period in 2005 due to shifts in the mix of business primarily due to agricultural contracts, which generally have lower acquisition cost.

General and Administrative Expenses.    The general and administrative expense ratio remained relatively consistent for the three months ended June 30, 2006 as compared to the same period in the prior year.

Consolidated results of operations — for the six month period ended June 30, 2006 and 2005

Results of operations for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005	Change(1)
	(in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$1,022,634	$1,105,680	(7.5%)
Net premiums written	951,687	1,093,768	(13.0%)
Net premiums earned	826,884	875,519	(5.6%)
Other underwriting income	1,509	1,289	17.1
	828,393	876,808	(5.5%)
Expenses
Losses and loss expenses	508,177	479,975	5.9%
Acquisition expenses	150,529	176,109	(14.5%)
General and administrative expenses	91,723	73,978	24.0%
	750,429	730,062	2.8%
Underwriting income (3)	77,964	146,746	(46.9%)
Net investment income	119,683	78,444	52.6%
Net foreign exchange gains (losses)	14,883	(4,163)	NM(2)
Net realized losses on sales of investments	(12,059)	(3,861)	212.3%
Amortization of intangibles	(2,316)	(2,378)	(2.6%)
Interest expense	(14,985)	(11,083)	35.2%
Income tax (expense) benefit	(12,084)	2,571	NM(2)
Net income	$171,086	$206,276	(17.1%)
Loss ratio	61.5%	54.8%	6.7
Acquisition expense ratio	18.2%	20.1%	(1.9)
General and administrative expense ratio	11.1%	8.5%	2.6
Combined ratio	90.8%	83.4%	7.4

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	Underwriting income is an internal performance measure used by the Company in the management of its operations. Underwriting income represents results of the Company’s underwriting segments. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s performance. Underwriting income is a non-U.S. GAAP measure and should not be viewed as a substitute for U.S. GAAP net income.

Premiums.    Gross premiums written during the six months ended June 30, 2006 decreased as compared with the same period in 2005. The decrease in gross premiums written in comparison with 2005 was primarily due to a decline in gross premiums written of $90.8 million within the Property Per Risk Treaty Reinsurance segment. The Company nonrenewed certain contracts in both the first and second quarters of 2006 where pricing, terms, and conditions no longer met the Company’s requirements. Partially offsetting this decrease was increases in gross premiums written in comparison with 2005 in the Property Catastrophe Reinsurance, Property Individual Risk and Aerospace and Other Specialty Lines segments of $23.1 million, $21.9 million and $10.0 million, respectively. These increases were largely due to pricing improvements on catastrophe exposed lines in the Property Catastrophe Reinsurance and Property Individual Risk segments and from continued growth in the Aerospace and Other Specialty Lines segment.

Premiums ceded increased by $59.0 million for the six month period ended June 30, 2006 over the same period in 2005 as a result of continued growth in the Company’s Property Individual Risk and

Casualty Individual Risk segments. The Company also ceded additional premiums in relation to its Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments. These additional purchases of reinsurance have been made by the Company to strategically manage its overall risk exposures and to enhance its ability to withstand extreme loss scenarios.

Net premiums earned decreased in the six months ended June 30, 2006 as a result of the decline in gross premiums written and an increase in ceded premiums.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company’s investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in 2006 was principally due to an increase in cash and investments from June 30, 2005 to June 30, 2006 of approximately 20.8%. This increase resulted from positive net operating cash flows throughout the last twelve months and a general increase in investment yields. Investment expenses for the six months ended June 30, 2006 were $3.6 million compared to investment expenses of $2.9 million for the same period in 2005.

The net earned yield (which is the actual net earned income from the investment portfolio after adjusting for accretion and amortization from the purchase price divided by the average book value of assets) and total return of the investment portfolio (which includes realized and unrealized gains and losses) for the six month period ended June 30, 2006 were 4.75% and 1.31%, respectively. For the six month period ended June 30, 2005, the net earned yield and total return were 3.85% and 3.02%, respectively. The Company has increased its absolute cash position from December 31, 2005 to June 30, 2006. The increase in cash and cash equivalents has shortened the portfolio’s overall duration to 2.64 years from 2.72 years at December 31, 2005 compared to 2.42 years at June 30, 2005. Overall, the annualized period book yield of the portfolio has increased due to the repositioning of some of the Company’s portfolio from government securities into higher yielding fixed income securities and the positive impact of earnings from the Company’s investments in other ventures during the first quarter of 2006. Earnings from the Company’s investments in other ventures were $9.3 million and $4.6 million in the quarters ended March 31, 2006 and June 30, 2006, respectively, reflecting their inherent volatility.

During the six months ended June 30, 2006, the Company identified 40 fixed maturity securities with fair values totaling $281.1 million which were considered to be other-than-temporarily-impaired. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss of $6.9 million on these securities. During the six months ended June 30, 2005, no investments were considered other-than-temporarily-impaired.

Losses and Loss Expenses.    During the six months ended June 30, 2006, the Company experienced an increase in the loss ratio over that reported for the comparable 2005 period. During the six months ended June 30, 2006 and 2005, the Company had overall favorable loss reserve development of $21.0 million and $73.8 million, respectively. The 2006 favorable loss reserve development included adverse loss development on the 2005 Hurricanes of $119.0 million. This adverse loss reserve development on the 2005 Hurricanes impacted the Company’s Property Per Risk Treaty Reinsurance, Treaty Catastrophe Reinsurance and Aerospace and Other Specialty Lines segments while overall favorable prior year loss reserve development on all other prior year reserves impacted all of the Company’s segments. The estimated losses from the 2005 Hurricanes continue to be subjected to considerable uncertainty due to the extent of damage caused, the delay in adjusting losses in the affected areas and related coverage issues associated with the attribution of losses to wind or flood damage. In addition, the Company experienced moderate losses in the first half of 2006 including an industrial fire in Canada and certain tornados and windstorms. During the six months ended June 30, 2005, the Company experienced a moderate amount of property losses from European windstorm Erwin, floods in California, Nevada and Israel and two industrial fires.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘— Reserve for Losses and Loss Expenses’’ for further discussion.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to Endurance U.S. Insurance writing and ceding premiums on which commissions were earned and offset against acquisition expenses.

General and Administrative Expenses.    The general and administrative expense ratio for the six month period ended June 30, 2006 increased slightly, principally due to expenses incurred related to the development of the Company’s U.S. insurance operations. In addition, at June 30, 2006, the Company had 418 employees compared to 344 employees at June 30, 2005.

Underwriting results by operating segments

The determination of the Company’s business segments was based on the Company’s method of monitoring the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written; however, for financial statement presentation purposes, management determined that a small number of reinsurance contracts written for the six months ended June 30, 2006 and 2005 were more appropriately accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated based on each segment’s proportional share of gross premiums written. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the six month period ended June 30, 2006.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands except for ratios)
Revenues
Gross premiums written	$172,478	$201,330	$284,895	$81,164	$158,216	$269,812	$(145,261)	$1,022,634
Net premiums written	172,478	201,330	278,182	37,389	142,484	265,085	(145,261)	951,687
Net premiums earned	187,970	110,778	270,778	39,442	139,337	185,507	(106,928)	826,884
Other underwriting income	—	—	—	—	—	—	1,509	1,509
	187,970	110,778	270,778	39,442	139,337	185,507	(105,419)	828,393
Expenses
Losses and loss expenses	123,552	60,373	145,184	17,886	93,889	139,565	(72,272)	508,177
Acquisition expenses	46,601	15,481	75,517	2,018	6,721	38,467	(34,276)	150,529
General and administrative expenses	13,468	15,043	19,683	9,530	15,726	18,273	—	91,723
	183,621	90,897	240,384	29,434	116,336	196,305	(106,548)	750,429
Underwriting income (loss)	$4,349	$19,881	$30,394	$10,008	$23,001	$(10,798)	$1,129	$77,964
Loss ratio	65.7%	54.5%	53.6%	45.3%	67.4%	75.2%	67.6%	61.5%
Acquisition expense ratio	24.8%	14.0%	27.9%	5.1%	4.8%	20.7%	32.0%	18.2%
General and administrative expense ratio	7.2%	13.6%	7.3%	24.2%	11.3%	9.9%	—	11.1%
Combined ratio	97.7%	82.1%	88.8%	74.6%	83.5%	105.8%	99.6%	90.8%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands except for ratios)
Revenues
Gross premiums written	$270,632	$178,264	$283,293	$59,306	$152,769	$248,273	$(86,857)	$1,105,680
Net premiums written	270,558	178,264	280,831	55,560	151,300	244,112	(86,857)	1,093,768
Net premiums earned	233,072	120,825	224,362	53,514	124,106	144,220	(24,580)	875,519
Other underwriting income	—	—	—	—	—	—	1,289	1,289
	233,072	120,825	224,362	53,514	124,106	144,220	(23,291)	876,808
Expenses
Losses and loss expenses	107,526	17,306	158,535	47,290	77,684	86,140	(14,506)	479,975
Acquisition expenses	64,404	15,889	59,750	6,447	7,949	29,684	(8,014)	176,109
General and administrative expenses	15,214	10,683	17,145	5,809	10,752	14,375	—	73,978
	187,144	43,878	235,430	59,546	96,385	130,199	(22,520)	730,062
Underwriting income (loss)	$45,928	$76,947	$(11,068)	$(6,032)	$27,721	$14,021	$(771)	$146,746
Loss ratio	46.1%	14.3%	70.7%	88.4%	62.6%	59.7%	59.0%	54.8%
Acquisition expense ratio	27.7%	13.2%	26.6%	12.0%	6.4%	20.6%	32.6%	20.1%
General and administrative expense ratio	6.5%	8.8%	7.6%	10.9%	8.7%	10.0%	—	8.5%
Combined ratio	80.3%	36.3%	104.9%	111.3%	77.7%	90.3%	91.6%	83.4%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the six months ended June 30, 2006 and 2005, respectively.

	SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	Change (1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$172,478	$270,632	(36.3%)
Net premiums written	172,478	270,558	(36.3%)
Net premiums earned	187,970	233,072	(19.4%)
Expenses
Losses and loss expenses	123,552	107,526	14.9%
Acquisition expenses	46,601	64,404	(27.6%)
General and administrative expenses	13,468	15,214	(11.5%)
	183,621	187,144	(1.9%)
Underwriting income	$4,349	$45,928	(90.5%)
Loss ratio	65.7%	46.1%	19.6
Acquisition expense ratio	24.8%	27.7%	(2.9)
General and administrative expense ratio	7.2%	6.5%	0.7
Combined ratio	97.7%	80.3%	17.4

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The decrease in gross premiums written for the six months ended June 30, 2006 was due to strategic nonrenewals of approximately $84 million in premiums related to certain large underperforming contracts. At renewal, the pricing, terms and conditions on these contracts no longer met the Company’s underwriting requirements. Premiums earned decreased in the six months ended June 30, 2006 due to the net effect of the decline in gross premiums written and the earning of certain positive premium adjustments during the period.

Losses and Loss Expenses.    This increase in losses and loss expenses is primarily related to higher than expected development on prior year loss reserves and higher than expected attritional losses on the current accident year. During the six months ended June 30, 2006, the Company recorded favorable loss reserve development of $10.1 million compared to $40.9 million in 2005. The current year favorable development includes an increase of $41.7 million in the Company’s estimated ultimate loss for the 2005 Hurricanes which was offset by favorable development of all other prior year reserves of $51.8 million.

Acquisition Expenses.    As a result of the increase in the segment’s loss ratio during the six months ended June 30, 2006, certain sliding scale commissions were reduced, which contributed to the decline in the acquisition expense ratio.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended June 30, 2006 was largely consistent compared to the same period in 2005.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the six months ended June 30, 2006 and 2005, respectively.

	SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	Change (1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$201,330	$178,264	12.9%
Net premiums written	201,330	178,264	12.9%
Net premiums earned	110,778	120,825	(8.3%)
Expenses
Losses and loss expenses	60,373	17,306	248.9%
Acquisition expenses	15,481	15,889	(2.6%)
General and administrative expenses	15,043	10,683	40.8%
	90,897	43,878	107.2%
Underwriting income	$19,881	$76,947	(74.2%)
Loss ratio	54.5%	14.3%	40.2
Acquisition expense ratio	14.0%	13.2%	0.8
General and administrative expense ratio	13.6%	8.8%	4.8
Combined ratio	82.1%	36.3%	45.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written for the six months ended June 30, 2006 over the same period in 2005 was largely due to price increases and changes in terms and conditions on programs in this segment with U.S. wind exposures.

Losses and Loss Expenses.    The increase in the loss ratio for the six month period ended June 30, 2006 reflected unfavorable loss development on the 2005 Hurricanes. The unfavorable loss development recorded for the first half of 2006 was $36.6 million as compared to favorable loss reserve development for the six months ended June 30, 2005 of $7.3 million. The 2006 period was impacted by an increase in the Company’s estimated ultimate loss for the 2005 Hurricanes of $28.8 million. Additional adverse development on all other prior years reserves was $7.8 million. There were no significant loss events in the first half of 2006 and 2005 which significantly impacted the current accident year loss ratio.

Acquisition Expenses.    The acquisition expense ratio for the six months ended June 30, 2006 was consistent with the same period in 2005.

General and Administrative Expenses.    General and administrative expenses increased as a result of the increase in allocated corporate expenses commensurate with the higher level of premiums written in this segment.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the six months ended June 30, 2006 and 2005, respectively.

	SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	Change (1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$284,895	$283,293	0.6%
Net premiums written	278,182	280,831	(0.9%)
Net premiums earned	270,778	224,362	20.7%
Expenses
Losses and loss expenses	145,184	158,535	(8.4%)
Acquisition expenses	75,517	59,750	26.4%
General and administrative expenses	19,683	17,145	14.8%
	240,384	235,430	2.1%
Underwriting (loss) income	$30,394	$(11,068)	NM (2)
Loss ratio	53.6%	70.7%	(17.1)
Acquisition expense ratio	27.9%	26.6%	1.3
General and administrative expense ratio	7.3%	7.6%	(0.3)
Combined ratio	88.8%	104.9%	(16.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written slightly increased for the six months ended June 30, 2006, compared to the same period in 2005 due to a combination of factors. Extension and adjustment premiums on three large workers’ compensation contracts resulted in a net increase in gross premiums written of $15.3 million. This increase was largely offset by decreases in gross premiums written in the U.S. based business due to the deterioration of pricing and terms and conditions resulting in nonrewals and reductions in renewed business. Gross premiums written were also negatively impacted by increased ceding company retentions on certain workers’ compensation catastrophe programs.

The increase in net premiums earned resulted from premium adjustments which were booked for contracts nearing the end of the policy term primarily related to the workers’ compensation contracts noted above.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Increased uncertainty exists regarding the development of loss reserves due to the long tail nature of this business. The decreased loss ratio in the six months ended June 30, 2006 was a result of favorable loss development of $21.5 million compared to unfavorable loss reserve development of $7.7 million in the six months ended June 30, 2005. Prior year reserves were decreased in the first half of 2006 as claims have not emerged as originally estimated by the Company.

Acquisition Expenses.    As a result of the decrease in the segment’s loss ratio during the first half of 2006, certain sliding scale commissions were increased, which contributed to the increase in the acquisition expense ratio. In addition, acquisition expenses were recorded in relation to premium adjustments recorded within the six months ended June 30, 2006.

General and Administrative Expenses.    General and administrative expenses remained relatively consistent for the six months ended June 30, 2006 as compared to the same period in prior year.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured per policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the six months ended June 30, 2006 and 2005, respectively.

	SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	Change (1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$81,164	$59,306	36.9%
Net premiums written	37,389	55,560	(32.7%)
Net premiums earned	39,442	53,514	(26.3%)
Expenses
Losses and loss expenses	17,886	47,290	(62.2%)
Acquisition expenses	2,018	6,447	(68.7%)
General and administrative expenses	9,530	5,809	64.1%
	29,434	59,546	(50.6%)
Underwriting (loss) income	$10,008	$(6,032)	NM (2)
Loss ratio	45.3%	88.4%	(43.1)
Acquisition expense ratio	5.1%	12.0%	(6.9)
General and administrative expense ratio	24.2%	10.9%	13.3
Combined ratio	74.6%	111.3%	(36.7)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written for the six months ended June 30, 2006, was due to the net increase in premiums written on certain U.S. insurance policies offset by nonrenewals and pricing pressures in our international property insurance lines. The Company wrote gross premiums of $56.8 million due to the expansion of its U.S. insurance operations during the first half of 2006. Offsetting the expansion was a decline of $28.4 million from the nonrenewal of policies as a result of the elimination of the Company’s Bermuda based property insurance unit and from a deterioration of terms and conditions during the first half of 2006. The decrease in net premiums earned in the first half of 2006 as compared to the same period in 2005 resulted from an increase in premiums ceded in order to strategically manage overall risk exposures.

Losses and Loss Expenses.    The decreased loss ratio resulted from favorable loss reserve development on prior year loss reserves of $28.8 million for the six months ended June 30, 2006 as compared to favorable loss reserve development for the six months ended June 30, 2005 of $4.3 million. The improved prior year loss reserve development resulted primarily from favorable loss reserve development in relation to the 2005 Hurricanes as claims have not materialized as expected on this segment. A single large loss occurred during the six months ended June 30, 2006 as a result of an industrial fire in Canada as compared to losses from European winter storm Erwin, floods in California, Nevada and Israel and two industrial fires in the same period of 2005.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to increased ceded premiums on which commissions were earned and offset against acquisition expenses in the first half of 2006 as compared to the same period in 2005.

General and Administrative Expenses.    The general and administrative expense ratio increased for the first half of 2006 due to the growth in Endurance U.S. Insurance, increased corporate expenses and overall higher staffing levels as compared to the first half of 2005.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes third party general liability insurance, directors’ and officers’ liability insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the six months ended June 30, 2006 and 2005, respectively.

	SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	Change (1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$158,216	$152,769	3.6%
Net premiums written	142,484	151,300	(5.8%)
Net premiums earned	139,337	124,106	12.3%
Expenses
Losses and loss expenses	93,889	77,684	20.9%
Acquisition expenses	6,721	7,949	(15.4%)
General and administrative expenses	15,726	10,752	46.3%
	116,336	96,385	20.7%
Underwriting income	$23,001	$27,721	(17.0)%
Loss ratio	67.4%	62.6%	4.8
Acquisition expense ratio	4.8%	6.4%	(1.6)
General and administrative expense ratio	11.3%	8.7%	2.6
Combined ratio	83.5%	77.7%	5.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written for the first half of 2006 resulted from new premiums written on the primary casualty lines and a new direct worker’s compensation policy, which was previously written as reinsurance within the Casualty Treaty Reinsurance segment. These increases totaled $27.7 million for the six months ended June 30, 2006 as compared to the same period in 2005. The increase in gross premiums written was offset by a decrease in gross premiums written in the excess casualty and healthcare lines of $23.0 million for the first half of 2006 resulting from pricing pressures within these lines. The increase in premiums earned was a result of the continued earning of premiums written in the twelve months ended June 30, 2006. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a twelve month period.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. This segment is primarily comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. Consequently, in the six months ended June 30, 2006, the Company reduced reserves for expected losses related to prior underwriting periods by $12.1 million compared to a reduction of $21.6 million in the six months ended June 30, 2005. Prior year loss reserves were decreased for the first half of 2006 as claims have not emerged as originally estimated by the Company.

Acquisition Expenses.    The acquisition expense ratio for the six months ended June 30, 2006 decreased due to increased ceded premiums on which commissions were earned and offset against acquisition expenses.

General and Administrative Expenses.    The increase in the general and administrative expense ratio was a result of start-up expenses incurred by Endurance U.S. Insurance as well as a general increase in corporate expenses allocated to all segments for the period ended June 30, 2006.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised of the insurance and reinsurance of aerospace lines, and a number of other specialty lines including surety, agriculture, marine and energy, personal accident and others. Aerospace risks include aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the six months ended June 30, 2006 and 2005, respectively.

	SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$269,812	$248,273	8.7%
Net premiums written	265,085	244,112	8.6%
Net premiums earned	185,507	144,220	28.6%
Expenses
Losses and loss expenses	139,565	86,140	62.0%
Acquisition expenses	38,467	29,684	29.6%
General and administrative expenses	18,273	14,375	27.1%
	196,305	130,199	50.8%
Underwriting income	$(10,798)	$14,021	NM (2)
Loss ratio	75.2%	59.7%	15.5
Acquisition expense ratio	20.7%	20.6%	0.1
General and administrative expense ratio	9.9%	10.0%	(0.1)
Combined ratio	105.8%	90.3%	15.5

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written for the first half of 2006 was the net result of growth within the Company’s agriculture, marine and energy, personal accident and surety lines, offset by the discontinuation of a large aviation contract that contributed $48.7 million to gross premiums written in the first half of 2005. The increase of $57.8 million and $16.1 million within the agriculture and marine and energy lines, respectively, were a result of new business outpacing nonrenewals, improved pricing on renewed business, and certain increases in premium estimates for the six months ended June 30, 2006 as compared to the same period in 2005. The increase in premiums earned resulted from the continued earning of premiums written in prior years and certain premium adjustments that were earned based on the portion of the contract expired at the time it was recorded.

Losses and Loss Expenses.    The increase in the loss ratio for the six months ended June 30, 2006 resulted from unfavorable loss reserve development of $19.7 million. The unfavorable loss reserve development in the first half of 2006, included $55.1 million related to the 2005 Hurricanes within the marine and energy line. The marine and energy line loss reserve development was offset in part by favorable loss reserve development in the segment on all other prior year reserves of $35.4 million for the first half of 2006. The first half of 2005 had favorable loss development of $7.4 million and no significant incurred losses.

Acquisition Expenses.    The acquisition expense ratio for the six months ended June 30, 2006 was largely unchanged from the equivalent period in 2005.

General and Administrative Expenses.    The general and administrative expense ratio for the six months ended June 30, 2006 was relatively consistent with the same period in 2005.

Deposit accounting

During the six months ended June 30, 2006 and 2005, the Company realized $145.3 million and $86.9 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as gross premium written and losses and loss expenses. Instead, the profits or losses from these contracts are recognized net as other underwriting income or loss over the contract or expected claim payment periods. Income or loss associated with contracts determined to transfer only significant timing risk is included as a component of other underwriting income and recognized over the estimated claim settlement period. Income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as other underwriting income over the contract risk period.

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table reconciles the Company's underwriting results by segment and income before income taxes to the Company's financial statement presentation for the six months ended June 30, 2006.

	Underwriting Results by Segment	Deposit Accounting	Totals
	(in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$1,167,895	$(145,261)	$1,022,634
Net premiums written	1,096,948	(145,261)	951,687
Net premiums earned	933,812	(106,928)	826,884
Other underwriting income	—	1,509	1,509
	933,812	(105,419)	828,393
Expenses
Losses and loss expenses	580,449	(72,272)	508,177
Acquisition expenses	184,805	(34,276)	150,529
General and administrative expenses	91,723	—	91,723
	856,977	(106,548)	750,429
Underwriting income(1)	$76,835	$1,129	$77,964
Net investment income	119,683	—	119,683
Interest expense	(14,985)	—	(14,985)
Amortization of intangibles	(2,316)	—	(2,316)
Net foreign exchange gains	14,883	—	14,883
Net realized losses on sales of investments	(12,059)	—	(12,059)
Income before income taxes	$182,041	$1,129	$183,170
Loss ratio	62.2%	67.6%	61.5%
Acquisition expense ratio	19.8%	32.0%	18.2%
General and administrative expense ratio	9.8%	—	11.1%
Combined ratio	91.8%	99.6%	90.8%

(1)	Underwriting income is an internal performance measure used by the Company in the management of its operations. Underwriting income represents results of the Company’s underwriting segments. In addition to presenting net income determined in accordance with U.S. GAAP, the Company believes that showing underwriting income enables investors, analysts, rating agencies and other users of its financial information to more easily analyze the Company’s results of operations in a manner similar to how management analyzes the Company’s performance. Underwriting income is a non-U.S. GAAP measure and should not be viewed as a substitute for U.S. GAAP net income.

Significant transactions and events

In order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (‘‘Shackleton’’), a Cayman Island reinsurance company during the third quarter of 2006. On August 1, 2006, Shackleton financed the reinsurance coverage provided to Endurance Bermuda through the issuance of a $125 million risk-linked catastrophe bond pursuant to Rule 144A under the Securities Act of 1933 and the entrance into a $110 million multi-year risk-linked credit facility.

The reinsurance consists of three separate coverages. The first coverage is $125 million of reinsurance for earthquake risk in California from August 1, 2006 through January 31, 2008. The second coverage consists of $60 million of protection for hurricanes in the U.S. Northeast, Gulf Coast and certain inland states. The final coverage provides $50 million of reinsurance for losses resulting from hurricanes or California earthquakes following occurrence of a major hurricane or California earthquake. The second and third coverages provide protection from August 1, 2006 through July 31, 2008.

The reinsurance coverage provided by Shackleton to Endurance Bermuda was based on a modeled loss trigger designed to closely mimic the exposures in the Company’s portfolio of insurance and reinsurance business. Upon the occurrence of a hurricane or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss exceeds the designated attachment point for the peril at issue, then Endurance Bermuda may make a recovery under the applicable reinsurance agreement. The amount recoverable is related to and limited by the Company’s ultimate net loss from the loss event. The modeled loss trigger is reset to reflect any applicable changes in the Company’s portfolio of insurance and reinsurance business on July 31, 2007.

Shackleton is a variable interest entity under the provisions of FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’. The Company is not the primary beneficiary of Shackleton and is therefore not required to consolidate Shackleton in its consolidated financial statements.

The Company has also purchased retrocessional reinsurance coverage at various retention levels in addition to the coverage obtained in the above noted catastrophe bond and loan transactions.

On August 2, 2006, Endurance Holdings' Board of Directors declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’). The dividend on Endurance Holdings' outstanding ordinary shares will be payable on September 29, 2006 to the ordinary shareholders of record on September 15, 2006 and the dividend on the Series A Preferred Shares will be payable on September 15, 2006 to the Series A Preferred shareholders of record on September 1, 2006.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, and would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2006, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $424.0 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

Endurance U.S. Reinsurance is subject to regulation by the State of New York Insurance Department. Dividends may only be declared or distributed out of earned surplus. At June 30, 2006, Endurance U.S. Reinsurance did not have earned surplus; therefore, Endurance U.S. Reinsurance is precluded from declaring or distributing any dividend during 2006 without the prior approval of the Superintendent of the State of New York Insurance Department.

Endurance U.S. Insurance’s two operating subsidiaries, Traders & Pacific and Core, are subject to regulation by the State of Delaware Department of Insurance and the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration, respectively. Dividends are limited to the greater of 10% of policyholders’ surplus or net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At June 30, 2006, Traders and Pacific did not have earned surplus; therefore, Traders & Pacific is precluded from declaring or distributing dividends during 2006 without the prior approval of the Delaware Insurance Commissioner. At June 30, 2006, Core did not have earned surplus; therefore, Core also is precluded from declaring or distributing dividends during 2006 without the prior approval of the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration. Any dividends paid by Traders & Pacific and Core are paid to Endurance U.S. Reinsurance and are then subject to Endurance U.S. Reinsurance’s dividend limitations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At June 30, 2006, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company's aggregate cash and cash equivalents and investments as of June 30, 2006 totaled $5.2 billion compared to $5.0 billion as of December 31, 2005. The increase in cash and cash equivalents and investments since December 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, interest paid and dividends paid. The decline in cash flows from operations for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily a result of claims payment activity during the first half of 2006. During the six months ended June 30, 2006, the Company paid claims of $351.0 million, including $164.0 million related to the 2005 Hurricanes, as compared to $197.0 million in the same period of 2005.

The Company had gross premiums written of $1.0 billion during the six months ended June 30, 2006. This has increased the premiums receivable, net by 43.8% from December 31, 2005 to $827.2 million as of June 30, 2006. The expected cash flow from premiums receivable, net is expected to be largely collected in the next 12 months, and on an ongoing basis, the Company expects its funds to be sufficient to operate its business. There can be no assurance that the Company will not incur additional indebtedness or issue additional equity in order to implement its business strategy or to pay claims.

The Company is subject to requirements to meet certain restrictive covenants related to its 6.15% and 7% Senior Notes and the 2005 Credit Facility. The Company was in compliance with all covenants contained in these agreements as of June 30, 2006.

On May 3, 2006, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on the Series A Preferred Shares. The dividend on Endurance Holdings’ outstanding ordinary shares was paid on June 30, 2006 to the ordinary shareholders of record on June 16, 2006, and the dividend on the Series A Preferred Shares was paid on June 15, 2006 to the Series A Preferred shareholders of record on June 1, 2006.

On February 16, 2006, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on the Series A Preferred Shares. The dividend on Endurance Holdings’ outstanding ordinary shares was paid on March 31, 2006 to the ordinary shareholders of record on March 17, 2006, and the dividend on the Series A Preferred Shares was paid on March 15, 2006 to the Series A Preferred shareholders of record on March 1, 2006.

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

Reserve for losses and loss expenses

As of June 30, 2006, the Company had accrued losses and loss expenses reserves of $2.8 billion. This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events as of June 30, 2006. During the six month period ended June 30, 2006 and 2005, the Company paid losses and loss expenses of $351.0 million and $197.1 million, respectively.

As of June 30, 2006, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses and loss expenses. See ‘‘Critical Accounting Policies — Reserve for Losses and Loss Expenses’’ updated above for further details.

Incurred losses for the three months ended June 30, 2006 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$62,550	$1,197	$72,355	$28,449	$54,787	$62,637	$(34,112)	$247,863
Prior years	20,567	26,471	(13,131)	(5,102)	(7,966)	7,630	(6,887)	21,582
Total Incurred Losses	$83,117	$27,668	$59,224	$23,347	$46,821	$70,267	$(40,999)	$269,445

Incurred losses for the six months ended June 30, 2006 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$133,700	$23,802	$166,695	$46,734	$105,964	$119,886	$(67,645)	$529,136
Prior years	(10,148)	36,571	(21,511)	(28,848)	(12,075)	19,679	(4,627)	(20,959)
Total Incurred Losses	$123,552	$60,373	$145,184	$17,886	$93,889	$139,565	$(72,272)	$508,177

Incurred losses for the three months ended June 30, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$74,990	$8,653	$69,728	$14,746	$49,594	$47,583	$(8,630)	$256,664
Prior years	(11,994)	(2,117)	9,670	(6,788)	(9,361)	(7,158)	—	(27,748)
Total Incurred Losses	$62,996	$6,536	$79,398	$7,958	$40,233	$40,425	$(8,630)	$228,916

Incurred losses for the six months ended June 30, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$148,420	$24,569	$150,794	$51,601	$99,310	$93,536	$(14,506)	$553,724
Prior years	(40,894)	(7,263)	7,741	(4,311)	(21,626)	(7,396)	—	(73,749)
Total Incurred Losses	$107,526	$17,306	$158,535	$47,290	$77,684	$86,140	$(14,506)	$479,975

(1)	This column reconciles the Company's incurred losses by segment to the Company's financial statement presentation. See ‘‘Deposit Accounting’’ above for further discussion.

Incurred losses for the three and six months ended June 30, 2006 included approximately $21.6 million unfavorable loss reserve development and $21.0 million favorable loss reserve development, respectively, relating to prior accident years as compared to $27.7 million and $73.7 million of favorable loss reserve development for the three and six months ended June 30, 2005, respectively. The unfavorable loss reserve development experienced during the three months ended June 30, 2006 impacted the Company's reported loss ratio by approximately 5.3 percentage points. Unfavorable loss reserve development for the three months ended June 30, 2006 was primarily due to increased claims from the 2005 Hurricanes and a corresponding increase in the expected ultimate losses from the storms. The Company’s unfavorable loss reserve development was partially offset by favorable loss reserve development across all accident years and business segments.

The favorable loss reserve development experienced during the six months ended June 30, 2006 benefited the Company’s reported loss ratio by 2.5 percentage points. The six months ended June 30, 2006 favorable loss reserve development included adverse loss development on the 2005 Hurricanes offset by overall favorable prior year loss reserve development on all other prior year reserves across all of the Company’s segments.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	uncertainties due to our limited operating history;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations may impede our ability to charge adequate rates and efficiently allocate capital;

•	reduced acceptance of our products and services, including new products and services;

•	the inability to renew business previously underwritten or acquired;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	the impact of the investigations of the New York Attorney General on the industry and on the Company in particular;

•	the commercial and investment activities of our significant shareholders may lead to conflicts of interest;

•	our investment performance may affect our financial assets and ability to conduct business;

•	we may require additional capital in the future which may not be available or only available on unfavorable terms; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2005 Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

b)    Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1, 2006 – April 30, 2006	—	$—	—	1,754,200
May 1, 2006 – May 31, 2006	144,900	30.19	144,900	1,609,300
June 1, 2006 – June 30, 2006	184,200	30.58	184,200	1,425,100
Total	329,100	$30.41	329,100	1,425,100

(1)	Ordinary shares or share equivalents.

(2)	On May 24, 2004, the Company initiated a share repurchase program. Under this program, the Company may repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. On February 17, 2005 the Company extended this program by a further 2,000,000 shares and authorized the program through February 2007.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submissions of Matters to a Vote of Security Holders

On May 3, 2006, the Company held its Annual General Meeting of Shareholders in Pembroke, Bermuda. Represented in person or by proxy at the Annual General Meeting were 52,405,493 ordinary shares or 83% percent of the eligible ordinary shares, which was 83% of the ordinary shares then outstanding. At the Annual General Meeting, the Company’s shareholders voted on the following proposals:

Proposal No. 1 — Election of Directors

The election of three Class I directors for a term of three years:

Steven W. Carlsen
        Kenneth J. LeStrange
        R. Max Williamson

and one Class II director for a term of one year:

Therese M. Vaughan

to the Board of Directors of Endurance Specialty Holdings Ltd.

The following are the results of the voting:

DIRECTOR NOMINEE	FOR	WITHHELD
Steven W. Carlsen	39,280,347	13,125,146
Kenneth J. LeStrange	51,488,805	916,688
Therese M. Vaughan	52,001,589	403,904
R. Max Williamson	51,995,132	410,361

The election of a slate of director designees to the Board of Directors of Endurance Specialty Insurance Ltd.

The following are the results of the voting:

DIRECTOR DESIGNEE	FOR	WITHHELD
John T. Baily	51,916,691	488,802
Norman Barham	51,998,720	406,773
Galen R. Barnes	51,996,438	409,055
William H. Bolinder	51,995,221	410,272
Steven W. Carlsen	51,376,772	1,028,721
Kenneth J. LeStrange	52,005,700	399,793
Brendan R. O’Neill	51,994,060	411,433
Richard C. Perry	51,367,136	1,038,357
Robert A. Spass	51,290,235	1,115,258
Therese M. Vaughan	52,001,541	403,952
R. Max Williamson	51,994,830	410,663

The election of a slate of director designees to the Board of Directors of Endurance Worldwide Holdings Limited

The following are the results of the voting:

DIRECTOR DESIGNEE	FOR	WITHHELD
William H. Bolinder	52,005,700	399,793
Mark. W. Boucher	51,746,803	658,690
Kenneth J. LeStrange	52,005,700	399,793
Simon Minshall	51,367,289	1,038,204
Brendan R. O’Neill	51,995,106	410,387

The election of a slate of director designees to the Board of Directors of Endurance Worldwide Insurance Limited

The following are the results of the voting:

DIRECTOR DESIGNEE	FOR	WITHHELD
William H. Bolinder	52,005,700	399,793
Mark W. Boucher	51,746,600	658,893
Kenneth J. LeStrange	52,005,700	399,793
Simon Minshall	51,286,889	1,118,604
Brendan R. O’Neill	51,994,359	411,134

Proposal No. 2 — The appointment of Ernst & Young as the Company’s independent auditors for the year ending December 31, 2006 and the authorization of the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

The following are the results of the voting:

52,358,833 ordinary shares voted FOR the appointment of Ernst & Young

42,382 ordinary shares voted AGAINST the appointment of Ernst & Young

4,278 ordinary shares ABSTAINED from the appointment of Ernst & Young

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

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: August 8, 2006	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer, President

Date: August 8, 2006	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)