Form 10-Q
period 2006-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2006-11-08
CIK 1179755

 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2006, or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of November 2, 2006
Ordinary Shares – $1.00 par value	66,241,147

INDEX

Page
Part I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	2
Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2006 and 2005	3
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2006 and 2005	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	56
Item 4. Controls and Procedures	56
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	57
Item 2. Changes in Securities and Issuer Purchases of Equity Securities	57
Item 3. Defaults Upon Senior Securities	57
Item 4. Submission of Matters to a Vote of Security Holders	57
Item 5. Other Information	57
Item 6. Exhibits	57
SIGNATURES	58

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS	(UNAUDITED)
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,692,382 and $4,365,744 at September 30, 2006 and December 31, 2005)	$4,652,163	$4,323,339
Investments in other ventures, under equity method	223,536	161,883
Total investments	4,875,699	4,485,222
Cash and cash equivalents	527,990	468,015
Premiums receivable, net (includes $15,064 and $39,712 from related parties at September 30, 2006 and December 31, 2005, respectively)	769,462	575,109
Deferred acquisition costs	196,794	166,720
Securities lending collateral	349,630	408,663
Prepaid reinsurance premiums	108,251	27,132
Losses recoverable	37,447	17,248
Accrued investment income	37,007	33,734
Intangible assets	70,255	65,633
Deferred tax asset	65,738	69,360
Other assets	37,201	35,699
Total assets	$7,075,474	$6,352,535
LIABILITIES
Reserve for losses and loss expenses	$2,769,418	$2,603,590
Reserve for unearned premiums	997,478	803,629
Deposit liabilities	173,992	92,523
Reinsurance balances payable	147,218	85,281
Securities lending payable	349,630	408,663
Debt	447,151	447,092
Other liabilities	73,413	39,214
Total liabilities	4,958,300	4,479,992
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2005 – 8,000,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 66,196,147 issued and outstanding (2005 – 66,138,901)	66,196	66,139
Additional paid-in capital	1,452,438	1,453,722
Accumulated other comprehensive loss	(11,123)	(19,672)
Retained earnings	601,663	364,354
Total shareholders’ equity	2,117,174	1,872,543
Total liabilities and shareholders’ equity	$7,075,474	$6,352,535

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Revenues
Gross premiums written	$ 476,213	$ 370,565	$ 1,498,847	$ 1,476,245
Net premiums written	$ 385,422	$ 348,644	$ 1,337,109	$ 1,442,412
Change in unearned premiums	22,553	92,522	(102,250)	(125,727)
Net premiums earned (includes $28,324 and $5,971 from related parties for the nine months ended September 30, 2006 and 2005, respectively)	407,975	441,166	1,234,859	1,316,685
Net investment income	63,581	49,034	185,416	127,477
Net realized losses on sales of investments	(6,375)	(1,073)	(18,434)	(4,934)
Other underwriting (loss) income	(1,837)	1,386	(328)	2,676
Total revenues	463,344	490,513	1,401,513	1,441,904
Expenses
Losses and loss expenses (includes $18,122 and $3,470 from related parties for the nine months ended September 30, 2006 and 2005, respectively)	188,033	784,608	696,210	1,264,583
Acquisition expenses (includes $9,556 and $1,787 payable to related parties for the nine months ended September 30, 2006 and 2005, respectively)	78,460	75,095	228,989	251,204
General and administrative expenses	51,932	42,196	145,807	116,174
Amortization of intangibles	1,158	1,158	3,474	3,536
Net foreign exchange losses (gains)	3,633	(1,809)	(11,250)	2,354
Interest expense	7,528	5,806	22,513	16,889
Total expenses	330,744	907,054	1,085,743	1,654,740
Income (loss) before income taxes	132,600	(416,541)	315,770	(212,836)
Income tax (expense) benefit	(4,370)	39,552	(16,454)	42,123
Net income (loss)	128,230	(376,989)	299,316	(170,713)
Preferred dividends	(3,875)	—	(11,625)	—
Net income (loss) available to common shareholders	$ 124,355	$ (376,989)	$ 287,691	$ (170,713)
Other comprehensive income (loss)
Net income (loss)	$ 128,230	$ (376,989)	$ 299,316	$ (170,713)
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes of $735 and $1,834 for the nine months ended September 30, 2006 and 2005, respectively)	63,789	(42,292)	(13,422)	(41,029)
Foreign currency translation adjustments	778	1,434	3,471	(11,775)
Reclassification adjustment for net realized losses included in net income (loss)	6,375	1,073	18,434	4,934
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income (loss)	22	22	66	67
Other comprehensive income (loss)	70,964	(39,763)	8,549	(47,803)
Comprehensive income (loss)	$ 199,194	$ (416,752)	$ 307,865	$ (218,516)
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	66,338,596	60,210,380	66,393,406	60,707,206
Diluted	71,487,103	60,210,380	71,427,613	60,707,206
Basic earnings (loss) per common share	$ 1.87	$ (6.26)	$ 4.33	$ (2.81)
Diluted earnings (loss) per common share	$ 1.74	$ (6.26)	$ 4.03	$ (2.81)

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Preferred shares
Balance, beginning and end of period	$ 8,000	$ —
Common shares
Balance, beginning of period	66,139	61,255
Issuance of common shares	386	120
Repurchase of common shares	(329)	(1,439)
Balance, end of period	66,196	59,936
Additional paid-in capital
Balance, beginning of period	1,453,722	1,111,633
Issuance of common shares	4,181	1,137
Repurchase of common shares	(9,679)	(50,319)
Issuance of restricted share units in lieu of dividends	732	665
Public offering and registration costs	(133)	(519)
Settlement of equity awards	(3,451)	(1,639)
Stock-based compensation expense	7,066	11,978
Balance, end of period	1,452,438	1,072,936
Accumulated other comprehensive loss
Cumulative foreign currency translation adjustments:
Balance, beginning of period	23,842	34,202
Foreign currency translation adjustments	3,471	(11,775)
Balance, end of period	27,313	22,427
Unrealized holding losses on investments:
Balance, beginning of period	(40,948)	7,927
Net unrealized holding losses arising during the period, net of reclassification adjustment	5,012	(36,095)
Balance, end of period	(35,936)	(28,168)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,566)	(2,656)
Net change from current period hedging transactions, net of reclassification adjustment	66	67
Balance, end of period	(2,500)	(2,589)
Total accumulated other comprehensive loss	(11,123)	(8,330)
Retained earnings
Balance, beginning of period	364,354	650,094
Net income (loss)	299,316	(170,713)
Issuance of restricted share units in lieu of dividends	(732)	(665)
Dividends on preferred shares	(11,625)	—
Dividends on common shares	(49,650)	(45,163)
Balance, end of period	601,663	433,553
Total shareholders’ equity	$2,117,174	$1,558,095

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows provided by operating activities:
Net income (loss)	$ 299,316	$ (170,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	10,412	16,546
Depreciation and amortization of other intangibles	11,526	11,780
Net realized gains (losses) on sales of investments	18,434	4,934
Deferred taxes	3,622	(43,527)
Stock-based compensation expense	7,066	11,978
Equity in earnings of unconsolidated ventures	(17,903)	(10,529)
Premiums receivable, net	(194,353)	(210,339)
Deferred acquisition costs	(30,074)	(12,791)
Prepaid reinsurance premiums	(81,119)	(16,519)
Losses recoverable	(20,199)	(21,391)
Accrued investment income	(3,273)	(4,014)
Other assets	3,803	(3,810)
Reserve for losses and loss expenses	165,828	979,374
Reserve for unearned premiums	193,849	132,364
Deposit liabilities	81,469	77,148
Reinsurance balances payable	65,896	(9,918)
Other liabilities	31,293	4,328
Net cash provided by operating activities	545,593	734,901
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,107,917	2,181,326
Proceeds from maturities and calls on fixed maturity investments	429,656	471,388
Purchases of fixed maturity investments	(1,854,120)	(3,052,836)
Purchase of investments in other ventures	(43,750)	(37,500)
Purchases of fixed assets	(13,615)	(9,300)
Net cash paid in acquisitions	(12,055)	(32,238)
Net cash used in investing activities	(385,967)	(479,160)
Cash flows used in financing activities:
Issuance of common shares	4,495	1,257
Repurchase of common shares	(10,008)	(51,937)
Settlement of equity awards	(3,451)	(1,638)
Offering and registration costs paid	(133)	(433)
Dividends paid	(61,275)	(45,163)
Net cash used in financing activities	(70,372)	(97,914)
Effect of exchange rate changes on cash and cash equivalents	(29,279)	11,214
Net increase in cash and cash equivalents	59,975	169,041
Cash and cash equivalents, beginning of period	468,015	271,143
Cash and cash equivalents, end of period	$ 527,990	$ 440,184

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its five wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited, based in London, England; Endurance Reinsurance Corporation of America, based in New York; Endurance American Insurance Company (formerly Core Insurance Company), based in New York; and Endurance American Specialty Insurance Company (formerly Traders & Pacific Insurance Company), based in New York. Endurance Holdings and its wholly owned subsidiaries are collectively referred to herein as the ‘‘Company.’’

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record the reserve for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

Certain reclassifications have been made for 2005 to conform to the 2006 presentation and have no impact on net income (loss) previously reported.

2.	Securities lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% – 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The Company had $341.7 million and $399.7 million in securities on loan at September 30, 2006 and December 31, 2005, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3.	Earnings per share

Endurance Holdings follows Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share,’’ to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income (loss) available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the unsettled bonus restricted share units discussed in Note 4. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) available to common shareholders	$124,355	$ (376,989)	$287,691	$ (170,713)
Denominator:
Weighted average shares – basic
Common shares outstanding	66,120,306	59,930,303	66,164,200	60,441,740
Unsettled bonus restricted share units outstanding	218,290	280,077	229,206	265,466
	66,338,596	60,210,380	66,393,406	60,707,206
Share equivalents
Unvested incentive restricted share units outstanding	487,856	—	416,085	—
Warrants	3,421,750	—	3,359,778	—
Options	1,238,901	—	1,258,344	—
Weighted average shares – diluted	71,487,103	60,210,380	71,427,613	60,707,206
Basic earnings (loss) per common share	$1.87	$ (6.26)	$4.33	$ (2.81)
Diluted earnings (loss) per common share	$1.74	$ (6.26)	$4.03	$ (2.81)

The following table details dividends declared in the three and nine months periods ended September 30, 2006 and 2005.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Dividends declared per preferred share	$0.484375	—	$1.453125	—
Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3.	Earnings per share, cont’d.

On November 1, 2006, Endurance Holdings’ Board of Directors declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its Series A Preferred Shares. The dividend on Endurance Holdings’ outstanding ordinary shares will be payable on December 29, 2006 to the ordinary shareholders of record on December 15, 2006 and the dividend on the Series A Preferred Shares will be payable on December 15, 2006 to the Series A Preferred shareholders of record on December 1, 2006.

4.	Long term incentive and share award plans

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123(R) (‘‘SFAS 123(R)’’) under the modified-prospective method as it relates to its stock-based employee compensation plan (the ‘‘Option Plan’’), the non-employee Director incentive plan (the ‘‘Director Incentive Plan’’), and other stock plans. Prior to January 1, 2006, the Company utilized the fair value recognition provisions of Statement of Financial Accounting Standard 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation,’’ as subsequently amended by Statement of Financial Accounting Standard No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure.’’ The compensation costs recorded by the Company were materially consistent under SFAS 123(R) and SFAS 123 and thus, adoption of SFAS 123(R) did not have a material impact on the Company’s financial position or results of operations.

Employee incentive plan

The Option Plan provides for the grant of options to purchase the Company’s common shares, share appreciation rights, share bonuses and other equity incentive awards to key employees. Three types of restricted share units are issued by the Company: bonus restricted share units (‘‘Bonus units’’), incentive restricted share units (‘‘Incentive units’’) and option dividend restricted share units (‘‘Option dividend units’’). Bonus units issued by the Company do not require future service; however, they are forfeited if the holder departs the Company and violates the terms of a non-compete provision set forth in the Option Plan during that period. The Bonus units are fully vested upon issuance and are expensed immediately. The Company settles the Bonus units pro rata over the four year non-compete term. Incentive units generally vest over a period of five years on a graded basis, are expensed by the Company on an accelerated basis over the vesting term, are automatically settled upon vesting and are forfeited by an employee upon departure from the Company.

On July 1, 2006, the Company created a second option agreement for U.S. taxpayers and issued Option dividend units in order to comply with Section 409A of the U.S. Internal Revenue Code and the regulations promulgated by the U.S. Internal Revenue Service under Section 409A. The new form of option agreement eliminates the reduction in strike price for dividends paid by the Company relating to unexercised options. The Option dividend units are issued in lieu of the strike price adjustments for dividends paid by the Company. The Option dividend units generally vest and are settled on the first March 1st following the six month anniversary of the date of issuance of the Option dividend unit.

At the Company’s exclusive option, the Bonus, Incentive and Option dividend units may be settled in cash, ordinary shares or in a combination thereof. With respect to certain subsidiaries, the Company generally withholds an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with awards under the Option Plan.

Under the terms of the Option Plan, a total of 4,986,975 common shares have been reserved for issuance. As of September 30, 2006, 176,970 common shares remained available for issuance under this plan.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

4.	Long term incentive and share award plans, cont’d.

Activity with respect to the Option Plan for the three and nine months ended September 30, 2006 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Options Outstanding
Beginning of period	2,809,541	3,001,041
Options granted	—	—
Options forfeited	—	—
Options exercised	(40,000)	(231,500)
Options outstanding, end of period	2,769,541	2,769,541
Exercisable options, end of period	2,486,971	2,486,971

The following table illustrates certain weighted average exercise price data for the three and nine months ended September 30, 2006:

	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Weighted average exercise prices of:
Options granted	$—	$—
Options forfeited	$—	$—
Options exercised	$17.31	$17.66

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.7 million and $3.3 million, respectively. The Company received proceeds of $0.7 million and $4.1 million from the exercise of these options with no realized tax benefit from the exercise during the three and nine months ended September 30, 2006, respectively. The Company issued new shares in response to the exercise of the above options.

The range of exercise prices for all options outstanding at September 30, 2006 under the Option Plan was $17.12 – $33.86 per share. The weighted average exercise price of options outstanding at September 30, 2006 was $18.25. The weighted average exercise price of exercisable options at September 30, 2006 was $17.41. The weighted average remaining contract life of outstanding options was 5.33 years. No options expired during the three or nine-month periods ended September 30, 2006. The maximum term of an option is 10 years. The total fair value of options vested during the three and nine month periods ended September 30, 2006 was $0.1 million and $0.7 million, respectively. No additional options were granted under the Option Plan for the three or nine months ended September 30, 2006.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

4.	Long term incentive and share award plans, cont’d.

Activity with respect to the Bonus units for the three and nine months ended September 30, 2006 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Bonus Units Outstanding
Beginning of period	217,971	274,036
Granted	1,548	55,117
Forfeited	320	(2,197)
Settled	—	(107,117)
Unsettled, end of period	219,839	219,839

On March, 1, 2006, the Company settled $1.6 million of its 2005 annual bonus obligations to certain employees with grants of 51,492 Bonus units. The fair value of the Bonus units at the date of grant was equal to the bonus obligation recognized during the year ended December 31, 2005, and as such, no additional compensation expense has been recognized. During the three and nine months ended September 30, 2006, 1,548 and 4,899 Bonus units, respectively, were granted to holders in lieu of dividends.

Activity with respect to the Incentive units for the three and nine months ended September 30, 2006 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Incentive Units Outstanding
Beginning of period	819,488	652,419
Granted	11,177	243,663
Forfeited	(3,329)	(21,937)
Settled	(98,261)	(145,070)
Unvested, end of period	729,075	729,075

During the three and nine months ended September 30, 2006, the Company granted 6,018 and 225,842 unvested Incentive units, respectively, with fair values of $0.2 million and $7.1 million. In addition, 5,159 and 17,821 unvested Incentive units were granted to holders in lieu of dividends for the three and nine months ended September 30, 2006.

Activity with respect to the Option dividend units for the three and nine months ended September 30, 2006 is as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Option Dividend Units Outstanding
Beginning of period	—	—
Granted	66,728	66,728
Forfeited	—	—
Settled	—	—
Unvested, end of period	66,728	66,728

During the three and nine months ended September 30, 2006, the Company granted 66,728 unvested Option dividend units, respectively, with fair values of $2.1 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

4.	Long term incentive and share award plans, cont’d.

For the three and nine months ended September 30, 2006, compensation costs recognized in earnings for all restricted share units were $2.2 million and $5.1 million, respectively, and there were no recognized tax benefits for 2006. At September 30, 2006, compensation costs not yet recognized related to non-vested awards was $11.3 million. This expense is expected to be recognized between 2006 and 2009, with approximately 16.2% expected to be recognized during the remainder of 2006.

Employee share purchase plans

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

Following approval by the Company’s shareholders, 200,000 of Endurance Holdings’ ordinary shares, par value $1.00 per share, were reserved for issuance under the ESPP. Under the terms of the ESPP, which is administered by the Compensation Committee of the Board of Directors, employees of Endurance Holdings and certain of its subsidiaries who have completed five months of service may purchase Endurance Holdings’ ordinary shares at a 15% discount from the market price of the ordinary shares on the last trading day of each quarter from payroll deductions of between 1% – 10% of their gross base salaries withheld during the period. Participants are eligible to receive dividends on their Endurance Holdings ordinary shares as of the purchase date. Participating employees may discontinue their participation at any time, but may not resume participation in the ESPP for a period of one year from the date of withdrawal from the plan. Ordinary shares purchased under the ESPP must be held for one year prior to disposition.

Compensation expense related to the ESPP of approximately $22,000 and $72,000 was recorded for the three and nine months ended September 30, 2006, respectively for 4,218 and 14,484 common shares purchased under the ESPP.

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

On February 22, 2006, 13,124 options were granted under the 2005 Sharesave Scheme for a term of three years with a fair value of approximately $86,975. Compensation expense related to these options was approximately $7,250 and $21,750 for the three and nine months ended September 30, 2006, respectively. Total compensation expense is recognized on a straight-line basis over the three-year term of the option. Options outstanding at September 30, 2006 are exercisable within six months following the three-year term at an exercise price of £15.97 or $27.82 per share. No such options were forfeited, exercised or expired during the period.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

4.	Long term incentive and share award plans, cont’d.

interest rate for 2006 of 4.84%, expected life of 3.25 years and a dividend yield of 3.07%. The weighted average remaining contract life of options outstanding at September 30, 2006 is 3.25 years. The maximum term of an option is 3.5 years. The total fair value of options vested during the three and nine months ended September 30, 2006 was $Nil and $Nil, respectively.

Director incentive plan

The Director incentive plan provides for the grant of options to purchase the Company’s common shares as well as the issuance of restricted share units to directors. The options expire the earlier of 1) the tenth annual anniversary of the date of grant or 2) the first annual anniversary of the last day on which a Director serves on the Board of Directors. Each option vests and is exercisable on or after the six month anniversary of the date of grant. The restricted share units become fully vested and convert into common shares six months following the date of grant.

During the three and nine months ended September 30, 2006, the Company did not grant any options. At September 30, 2006, 80,000 fully vested options remain unexercised.

During the three and nine months ended September 30, 2006, the Company granted 125 and 17,762 restricted share units, respectively, with fair values of $Nil and $0.5 million. For the three and nine months ended September 30, 2006, compensation costs recognized in income were $0.2 million and $0.2 million, respectively, and there were no recognized tax benefits for 2006. At September 30, 2006, compensation costs not yet recognized related to non-vested awards was $0.2 million.

The maximum number of common shares which may be issued under the plan is 750,000. As of September 30, 2006, 631,274 ordinary shares remained available for issuance under this plan.

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
except ratios, share and per share amounts)

5.	Segment reporting, cont’d.

and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated based on each segment’s proportional share of gross premiums written. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. However, under the provisions of AICPA Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ a small number of reinsurance contracts written during the three and nine months ended September 30, 2006 and 2005 have been accounted for as deposit liabilities.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2006:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$124,235	$ 37,931	$ 98,387	$47,860	$108,921	$ 65,508	$ (6,629)	$ 476,213
Net premiums written	116,146	22,378	95,620	4,397	93,931	59,579	(6,629)	385,422
Net premiums earned	87,212	60,735	104,558	15,476	74,586	101,363	(35,955)	407,975
Other underwriting loss	—	—	—	—	—	—	(1,837)	(1,837)
	87,212	60,735	104,558	15,476	74,586	101,363	(37,792)	406,138
Expenses
Losses and loss expenses	30,074	10,866	58,875	7,744	49,421	58,989	(27,936)	188,033
Acquisition expenses	25,069	7,159	26,469	567	4,528	24,547	(9,879)	78,460
General and administrative expenses	10,644	5,315	9,960	6,571	10,586	8,856	—	51,932
	65,787	23,340	95,304	14,882	64,535	92,392	(37,815)	318,425
Underwriting income	$ 21,425	$ 37,395	$ 9,254	$ 594	$ 10,051	$ 8,971	$ 23	$ 87,713
Loss ratio	34.5%	17.9%	56.3%	50.0%	66.2%	58.2%	77.7%	46.1%
Acquisition expense ratio	28.7%	11.8%	25.3%	3.7%	6.1%	24.2%	27.5%	19.3%
General and administrative expense ratio	12.2%	8.7%	9.5%	42.5%	14.2%	8.7%	—	12.7%
Combined ratio	75.4%	38.4%	91.1%	96.2%	86.5%	91.1%	105.2%	78.1%
Reserve for losses and loss expenses	$489,305	$184,772	$841,588	$193,275	$615,947	$567,146	$(122,615)	$2,769,418

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$ 70,602	$ 54,036	$101,146	$ 27,736	$ 83,247	$ 69,077	$(35,279)	$ 370,565
Net premiums written	69,338	50,171	98,529	20,147	78,161	67,577	(35,279)	348,644
Net premiums earned	100,552	71,613	107,132	24,995	66,530	91,077	(20,733)	441,166
Other underwriting income	—	—	—	—	—	—	1,386	1,386
	100,552	71,613	107,132	24,995	66,530	91,077	(19,347)	442,552
Expenses
Losses and loss expenses	242,860	172,521	59,702	120,349	47,046	154,972	(12,842)	784,608
Acquisition expenses	27,513	6,941	26,005	2,665	3,281	14,881	(6,191)	75,095
General and administrative expenses	8,015	6,212	10,021	3,064	7,599	7,285	—	42,196
	278,388	185,674	95,728	126,078	57,926	177,138	(19,033)	901,899
Underwriting income (loss)	$(177,836)	$(114,061)	$ 11,404	$(101,083)	$ 8,604	$(86,061)	$ (314)	$(459,347)
Loss ratio	241.5%	240.9%	55.7%	481.5%	70.7%	170.2%	61.9%	177.8%
Acquisition expense ratio	27.4%	9.7%	24.3%	10.7%	5.0%	16.3%	29.9%	17.0%
General and administrative expense ratio	8.0%	8.7%	9.4%	12.2%	11.4%	8.0%	—	9.6%
Combined ratio	276.9%	259.3%	89.4%	504.4%	87.1%	194.5%	91.8%	204.4%
Reserve for losses and loss expenses	$ 590,907	$ 233,396	$655,408	$ 206,044	$425,468	$442,140	$(24,328)	$2,529,035

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

The following table reconciles total segment results to income (loss) before income taxes for the three months ended September 30, 2006 and 2005, respectively:

	2006	2005
Total underwriting income (loss)	$ 87,713	$(459,347)
Net investment income	63,581	49,034
Net foreign exchange (losses) gains	(3,633)	1,809
Net realized losses on sales of investments	(6,375)	(1,073)
Amortization of intangibles	(1,158)	(1,158)
Interest expense	(7,528)	(5,806)
Income (loss) before income taxes	$132,600	$(416,541)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2006:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$296,713	$239,261	$383,282	$129,024	$267,137	$335,320	$(151,890)	$1,498,847
Net premiums written	288,624	223,708	373,802	41,786	236,415	324,664	(151,890)	1,337,109
Net premiums earned	275,182	171,513	375,336	54,918	213,923	286,870	(142,883)	1,234,859
Other underwriting income	—	—	—	—	—	—	(328)	(328)
	275,182	171,513	375,336	54,918	213,923	286,870	(143,211)	1,234,531
Expenses
Losses and loss expenses	153,626	71,240	204,059	25,630	143,310	198,554	(100,209)	696,210
Acquisition expenses	71,671	22,640	101,986	2,586	11,248	63,013	(44,155)	228,989
General and administrative expenses	24,430	20,729	30,168	16,251	26,604	27,625	—	145,807
	249,727	114,609	336,213	44,467	181,162	289,192	(144,364)	1,071,006
Underwriting income (loss)	$ 25,455	$ 56,904	$ 39,123	$ 10,451	$ 32,761	$ (2,322)	$ 1,153	$ 163,525
Loss ratio	55.8%	41.5%	54.4%	46.7%	67.0%	69.2%	70.1%	56.4%
Acquisition expense ratio	26.0%	13.2%	27.2%	4.7%	5.3%	22.0%	30.9%	18.5%
General and administrative expense ratio	8.9%	12.1%	8.0%	29.6%	12.4%	9.6%	—	11.8%
Combined ratio	90.7%	66.8%	89.6%	81.0%	84.7%	100.8%	101.0%	86.7%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2005:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
Revenues
Gross premiums written	$ 341,233	$232,300	$384,439	$ 87,042	$236,016	$317,350	$(122,135)	$1,476,245
Net premiums written	339,895	228,436	379,360	75,706	229,461	311,689	(122,135)	1,442,412
Net premiums earned	333,624	192,438	331,494	78,509	190,636	235,297	(45,313)	1,316,685
Other underwriting income	—	—	—	—	—	—	2,676	2,676
	333,624	192,438	331,494	78,509	190,636	235,297	(42,637)	1,319,361
Expenses
Losses and loss expenses	350,387	189,828	218,238	167,638	124,729	241,112	(27,349)	1,264,583
Acquisition expenses	91,916	22,829	85,756	9,112	11,230	44,566	(14,205)	251,204
General and administrative expenses	23,229	16,895	27,166	8,873	18,351	21,660	—	116,174
	465,532	229,552	331,160	185,623	154,310	307,338	(41,554)	1,631,961
Underwriting income (loss)	$(131,908)	$(37,114)	$ 334	$(107,114)	$ 36,326	$(72,041)	$(1,083)	$(312,600)
Loss ratio	105.0%	98.6%	65.8%	213.5%	65.4%	102.5%	60.4%	96.0%
Acquisition expense ratio	27.5%	11.9%	25.9%	11.6%	5.9%	18.9%	31.3%	19.1%
General and administrative expense ratio	7.0%	8.8%	8.2%	11.3%	9.6%	9.2%	—	8.8%
Combined ratio	139.5%	119.3%	99.9%	236.4%	80.9%	130.6%	91.7%	123.9%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

The following table reconciles total segment results to income (loss) before income taxes for the nine months ended September 30, 2006 and 2005, respectively:

	2006	2005
Total underwriting income (loss)	$163,525	$(312,600)
Net investment income	185,416	127,477
Net foreign exchange gains (losses)	11,250	(2,354)
Net realized losses on sales of investments	(18,434)	(4,934)
Amortization of intangibles	(3,474)	(3,536)
Interest expense	(22,513)	(16,889)
Income (loss) before income taxes	$315,770	$(212,836)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

6.	Commitments and contingencies

Concentrations of credit risk.    As of September 30, 2006, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources.    During the nine month periods ended September 30, 2006 and 2005, the Company obtained 78.7% and 71.5% of its gross premiums written before deposit accounting adjustments through four brokers, respectively: Marsh & McLennan Companies, Inc. – 31.0% (2005 – 26.9%); Aon Corporation – 20.3% (2005 – 23.4%); Willis Companies – 18.9% (2005 – 12.3%); and Benfield Group – 8.5% (2005 – 8.9%).

Letters of credit.    As of September 30, 2006, the Company had issued on its behalf letters of credit of $458.5 million (December 31, 2005 – $374.8 million) under its credit facility in favor of certain ceding companies.

Investment commitments.    As of September 30, 2006 and December 31, 2005, the Company had committed cash and cash equivalents and fixed maturity investments of $269.2 million and $230.4 million in favor of certain ceding companies to collateralize obligations, respectively. As of September 30, 2006 and December 31, 2005, the Company had also pledged $476.0 million and $417.1 million of its fixed maturity investments as collateral for $436.3 million and $371.1 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2006 and December 31, 2005, cash and fixed maturity investments with fair values of $37.1 million and $28.5 million were on deposit with U.S. state regulators, respectively, and $29.8 million and $26.7 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to the investments in other ventures at September 30, 2006. Of the balance outstanding at September 30, 2006, the Company is subject to redemption restriction provisions of between two to three years from the date of acquisition. As of September 30, 2006, the Company was committed to investing a further $4.25 million in alternative investment funds.

Employment agreements.    The Company has entered into employment agreements with certain officers that provide for option awards, executive benefits and severance payments under certain circumstances.

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2006 are as follows:

Year Ended September 30,	Amount
2007	$9,487
2008	9,610
2009	9,453
2010	9,015
2011	8,980
2012 and thereafter	39,717
$86,262

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

6.	Commitments and contingencies, cont’d.

Total rent expense under operating leases for the nine month period ended September 30, 2006 was $6.6 million (2005 – $4.8 million).

Legal Proceedings.    The Company is party to various legal proceedings generally arising in the normal course of its business. While any legal proceeding contains an element of uncertainty, the Company does not believe that the eventual outcome of any litigation or arbitration proceeding to which it is presently a party could have a material adverse effect on its financial condition or business. Pursuant to the Company’s insurance and reinsurance agreements, disputes are generally required to be settled by arbitration.

7.	Reinsurance

In order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (‘‘Shackleton’’), a Cayman Island reinsurance company, during the third quarter of 2006. On August 1, 2006, Shackleton financed the reinsurance coverage provided to Endurance Bermuda through the issuance of a $125 million risk-linked catastrophe bond pursuant to Rule 144A under the Securities Act of 1933 and the entrance into a $110 million multi-year risk-linked credit facility.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

8.	Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109 ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48; however, this statement is not expected to have a material impact on the Company’s results or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any interim periods. The Company is currently evaluating the impact of the adoption of SFAS 157; however, this statement is not expected to have a material impact on the Company’s results or financial condition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for the three and nine month periods ended September 30, 2006 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the ‘‘2005 Annual Report on Form 10-K’’).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the ‘‘Risk Factors’’ set forth in the 2005 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its five wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), based in London, England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), based in New York; Endurance American Insurance Company, formerly Core Insurance Company, (‘‘Endurance American’’) and Endurance American Specialty Insurance Company, formerly Traders & Pacific Insurance Company, (‘‘Endurance American Specialty’’ and together with Endurance American, ‘‘Endurance U.S. Insurance’’), both based in New York.

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

Casualty insurance and reinsurance is primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, general liability, workers’ compensation, public liability, automobile liability, personal liability, umbrella liability, marine liability and aviation liability insurance. The Company writes casualty lines through its Casualty Treaty Reinsurance, Casualty Individual Risk, and Aerospace and Other Specialty Lines segments.

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

Reserve for Losses and Loss Expenses.    The reserve for losses and loss expenses includes case reserves and reserves for unpaid reported losses and losses incurred but not reported (referred to as IBNR). Case reserves are generally based upon the amount of reserves recommended by the ceding company, but may be increased when it is determined by the Company that the size and severity of the loss differs from that reported by the ceding company. The reserve for unpaid reported losses and loss expenses is established by management based on reports from reinsurance intermediaries, ceding companies and insureds and consultations with independent legal counsel, and represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. The reserve for IBNR losses and loss expenses is established by management based on reported losses and loss expenses and estimates of ultimate losses and loss expenses.

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

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. However, as the Company matures and accumulates its own loss reserve history, it becomes more appropriate to incorporate the Company’s actual loss experience. As of the quarter ended June 30, 2006, the Company determined that its own loss development history in relation to its property lines of business had reached a level of maturity to provide a credible basis on which to estimate its reserve for losses and loss expenses. As such, the

Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance and Property Individual Risk segments as of September 30, 2006.

The Company continues to use a variety of methods in establishing the reserve for losses and loss expenses. One method is the expected loss ratio approach which is based on expected results independent of current reporting activity. This approach is typically used for immature loss periods (i.e., current accident year). A second methodology, known as the Bornheuter-Ferguson method, establishes an initial loss estimate (expected loss technique) for each underwriting quarter by segment and type of contract. The portion of the initial loss estimate that is the IBNR reserve is then reduced each subsequent quarter by an amount equal to the amount of losses expected to be reported for that business segment during that quarter. Over time, the IBNR reserve will be reduced to zero and be replaced with the actual losses reported to the Company. The Company uses these multiple methods, supplemented with its own actuarial and professional judgment, to establish its best estimate of reserves for losses and loss expenses.

The most significant assumptions used as of September 30, 2006 to estimate the reserve for losses and loss expenses across the Company’s six segments are as follows:

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

The above four assumptions significantly influence the Company’s determination of expected loss ratios and related loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for losses and loss expenses and are applicable to all of the Company’s segments. Certain of the Company’s segments are by their nature subject to additional uncertainties, including the Company’s Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Casualty Treaty Reinsurance, Casualty Individual Risk and Aerospace and Other Specialty Lines segments, which are discussed in detail below. While there can be no guarantee that any of the above assumptions will prove to be correct, management believes that these assumptions represent a realistic and appropriate basis for estimating the reserve for losses and loss expenses. Due to its relatively short operating history, the Company has not changed its key assumptions over the periods presented. In addition, the Company does not at this time include a provision for uncertainty, either explicit or implicit, in its reserve for losses and loss expenses.

In addition to the assumptions noted above, several other aspects of the Company’s Casualty Treaty Reinsurance and Casualty Individual Risk segments’ operations complicate the process of estimating loss reserves. These include the lack of long-term historical data for losses of the same type intended to be covered by the policies and contracts written by the Company and the expectation that a portion of losses in excess of the Company’s attachment levels in many of its contracts will be low in frequency and high in severity, limiting the usefulness of claims experience of other insurers and reinsurers for similar claims. In addition, the Company’s Casualty Individual Risk segment includes policy forms that vary from more traditional forms. The primary difference in the policy form used by the Company from more traditional forms relates to the coverage being provided on an occurrence reported basis instead of the typical occurrence or claims-made basis used in traditional forms. The occurrence reported product typically covers occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period.

For the Company’s assumed reinsurance business, including business within the Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, Casualty Treaty Reinsurance and Aerospace and Other Specialty Lines segments, the Company relies on claims and loss expense information provided to it by its ceding company counterparties to establish its case reserves. In order to verify the accuracy and completeness of such information, the Company’s underwriters, actuaries, accounting and claims personnel perform claims and underwriting reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, the Company’s reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instances where an amicable solution is not feasible, the Company’s position is to vigorously defend its position in litigation or arbitration. As of September 30, 2006 and December 31, 2005, the Company was not involved in any material claims litigation or arbitration proceedings.

In addition, the inherent uncertainties of estimating the Company’s reserves for its reinsurance business increases principally due to: (i) the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company, (ii) the differing reserving practices among ceding companies, (iii) the diversity of loss development patterns among different types of reinsurance treaties or contracts and (iv) the Company’s reliance on the ceding companies for loss information. As of September 30, 2006, the Company’s estimated reserves for losses and loss expenses in its reinsurance business were $1.9 billion.

Backlogs in the recording of the Company’s assumed reinsurance business can also impair the accuracy of its loss reserve estimates. As of September 30, 2006 and December 31, 2005, there were no significant backlogs related to the processing of assumed reinsurance information at the Company.

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

Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of the losses and loss expenses resulting from catastrophic events based upon the Company’s historical claims experience is inherently difficult because of the

Company’s short operating history and the possible severity of catastrophe claims. Therefore, the Company utilizes both proprietary and commercially available models, as well as historical reinsurance industry catastrophe claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

Under accounting principles generally accepted in the United States, the Company is not permitted to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding companies or insureds as a result of the event, its estimate of the potential losses incurred, and its estimate of the portion of such loss the Company has insured or reinsured. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial. See ‘‘Reserve for Losses and Loss Expenses’’ below for further discussion.

Because of the above factors, ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary.

Other-than-Temporary Impairment of Investments.    The Company regularly evaluates the fair value of its investments to determine if they are other-than-temporarily-impaired. The key factors considered are the length of time the security has been impaired, the expected maturity of the investment, the significance of the decline, the liquidity, business prospects and overall financial condition of the issuer and the Company’s intent and ability to hold the investment to recovery. If the decline in fair value is determined to be other-than-temporary, the cost of the security is written down to fair value and the amount is included in realized gains (losses) on sales of investments in the consolidated statements of income (loss) and comprehensive income (loss). In contrast, the unrealized losses for securities which are determined to be temporarily impaired are reflected in comprehensive income (loss) in the consolidated statement of income (loss) and comprehensive income (loss) while the accumulation of unrealized gains (losses) on investments is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheet. With respect to securities where the decline in fair value is determined to be temporary, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions to sell a security where the Company had previously intended to hold the security to recovery are based on new information that arises and is consistent with the dynamic nature of portfolio management. Such sales of securities are not considered to contradict the Company’s assertion regarding the intent to hold the securities to recovery.

During the three months ended September 30, 2006, the Company identified 15 fixed maturity securities with fair values totaling $197.8 million which were considered to be other-than-temporarily-impaired. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss of $4.8 million on these securities.

Consolidated results of operations — for the three month period ended September 30, 2006 and 2005

Results of operations for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005	Change (1)
Underwriting income (loss)	(in thousands, except for ratios)
Revenues
Gross premiums written	$476,213	$ 370,565	28.5%
Net premiums written	385,422	348,644	10.5%
Net premiums earned	407,975	441,166	(7.5%)
Other underwriting (loss) income	(1,837)	1,386	NM(2)
	406,138	442,552	(8.2%)
Expenses
Losses and loss expenses	188,033	784,608	(76.0%)
Acquisition expenses	78,460	75,095	4.5%
General and administrative expenses	51,932	42,196	23.1%
	318,425	901,899	(64.7%)
	87,713	(459,347)	NM(2)
Net investment income	63,581	49,034	29.7%
Net foreign exchange (losses) gains	(3,633)	1,809	NM(2)
Net realized losses on sales of investments	(6,375)	(1,073)	494.1%
Amortization of intangibles	(1,158)	(1,158)	—
Interest expense	(7,528)	(5,806)	29.7%
Income tax (expense) benefit	(4,370)	39,552	NM(2)
Net income (loss)	$128,230	$(376,989)	NM(2)
Loss ratio	46.1%	177.8%	(131.7)
Acquisition expense ratio	19.3%	17.0%	2.3
General and administrative expense ratio	12.7%	9.6%	3.1
Combined ratio	78.1%	204.4%	(126.3)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written increased in the third quarter of 2006 by $105.6 million compared to the third quarter of 2005. The third quarter of 2005 included $34.5 million of reinstatement premiums recorded due to Hurricanes Katrina and Rita. The increase in the current quarter gross premiums written resulted primarily from increased participation and price improvements on a large contract within the Property Per Risk Treaty Reinsurance segment, new business written in the Property Individual Risk and Casualty Individual Risk segments and from price increases in the Property Catastrophe Reinsurance segment. Offsetting these increases in gross premiums written was a decline in Casualty Treaty Reinsurance driven by increased competition and pricing pressures.

Premiums ceded in the three months ended September 30, 2006 increased over the same period in 2005 due to the continued growth of the Company’s U.S. insurance operations where a higher level of reinsurance protection is utilized. In addition, Endurance Bermuda entered into collateralized catastrophe reinsurance agreements, resulting in approximately $39 million of additional ceded premiums written for the third quarter of 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses. Please see the ‘‘Significant transactions and events’’ section for additional information.

Excluding the $34.5 million of reinstatement premiums related to Hurricanes Katrina and Rita in 2005, net premiums earned in the third quarter of 2006 were relatively consistent with the third quarter of 2005.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company’s investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in the third quarter of 2006 was principally due to a 20.2% increase in cash and cash equivalents and investments and an increase in investment yields from September 30, 2005 to September 30, 2006. The increase in cash and cash equivalents and investments resulted from positive net operating cash flows throughout the last twelve months. Investment expenses for the three months ended September 30, 2006 were $2.1 million compared to $1.6 million for the same period in 2005.

The annualized net earned yield (which is the actual net earned income from the investment portfolio after adjusting for accretion and amortization from the purchase price divided by the average book value of assets) and annualized total return of the investment portfolio (which includes realized and unrealized gains and losses) for the three months ended September 30, 2006 were 4.82% and 11.16%, respectively. For the three months ended September 30, 2005, the annualized period net earned yield and total return were 4.54% and 0.20%, respectively. The defensive posture of the investment portfolio plus operating cash and declining interest rates during the quarter resulted in the duration of the portfolio contracting to 2.48 years from 2.64 years at June 30, 2006. Overall, the annualized period book yield of the portfolio has increased due to the addition of higher yielding spread securities and the positive earnings from the Company’s investments in other ventures experienced during the third quarter.

During the three months ended September 30, 2006, the Company identified 15 fixed maturity securities with fair values totaling $197.8 million which were considered to be other-than-temporarily-impaired. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss of $4.8 million on these securities. During the three months ended September 30, 2005, no investments were considered other-than-temporarily-impaired.

Losses and Loss Expenses.    The loss ratio for the three months ended September 30, 2006 decreased 131.7 percentage points from the third quarter of 2005. The third quarter of 2005 included 117.5 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during the third quarter of 2006. The loss ratio for the three months ended September 30, 2006 also decreased quarter over quarter as claim emergence from the first half of 2006 was lower than expected. During 2006, the Company began incorporating its own loss history in its loss reserve estimation process in the Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, and Property Individual Risk segments.

During the three months ended September 30, 2006 and 2005, a portion of the Company’s loss reserves for prior years experienced favorable prior year loss reserve development of $10.0 million and $23.9 million, respectively. Favorable prior year loss reserve development for the current quarter resulted from losses not materializing as originally estimated by the Company, primarily in relation to the 2004 and 2005 accident years in the Casualty Individual Risk, Casualty Treaty Reinsurance, and Property Per Risk Treaty Reinsurance segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly. As experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘Reserve for Losses and Loss Expenses’’ above for further discussion.

Acquisition Expenses.    The increase in the acquisition expense ratio was due to increases in loss sensitive accruals in 2006 due to the absence of significant loss activity as compared to the third quarter of 2005.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended September 30, 2006 increased principally due to the growth in the U.S. insurance operations. At September 30, 2006, the Company had 454 employees compared to 356 employees at September 30, 2005.

Underwriting results by operating segments

The determination of the Company’s business segments was based on the Company’s method of monitoring the performance of its underwriting operations. For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written; however, for financial statement presentation purposes, management determined that a small number of reinsurance contracts written for the three months ended September 30, 2006 and 2005 were more appropriately accounted for as deposit liabilities. See ‘‘Deposit Accounting’’ below for further discussion.

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

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended September 30, 2006.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands, except for ratios)
Revenues
Gross premiums written	$124,235	$37,931	$ 98,387	$47,860	$108,921	$ 65,508	$ (6,629)	$476,213
Net premiums written	116,146	22,378	95,620	4,397	93,931	59,579	(6,629)	385,422
Net premiums earned	87,212	60,735	104,558	15,476	74,586	101,363	(35,955)	407,975
Other underwriting loss	—	—	—	—	—	—	(1,837)	(1,837)
	87,212	60,735	104,558	15,476	74,586	101,363	(37,792)	406,138
Expenses
Losses and loss expenses	30,074	10,866	58,875	7,744	49,421	58,989	(27,936)	188,033
Acquisition expenses	25,069	7,159	26,469	567	4,528	24,547	(9,879)	78,460
General and administrative expenses	10,644	5,315	9,960	6,571	10,586	8,856	—	51,932
	65,787	23,340	95,304	14,882	64,535	92,392	(37,815)	318,425
Underwriting income (loss)	$ 21,425	$37,395	$ 9,254	$ 594	$ 10,051	$ 8,971	$ 23	$ 87,713
Loss ratio	34.5%	17.9%	56.3%	50.0%	66.2%	58.2%	77.7%	46.1%
Acquisition expense ratio	28.7%	11.8%	25.3%	3.7%	6.1%	24.2%	27.5%	19.3%
General and administrative expense ratio	12.2%	8.7%	9.5%	42.5%	14.2%	8.7%	—	12.7%
Combined ratio	75.4%	38.4%	91.1%	96.2%	86.5%	91.1%	105.2%	78.1%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the three month period ended September 30, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands, except for ratios)
Revenues
Gross premiums written	$ 70,602	$ 54,036	$101,146	$ 27,736	$83,247	$ 69,077	$(35,279)	$ 370,565
Net premiums written	69,338	50,171	98,529	20,147	78,161	67,577	(35,279)	348,644
Net premiums earned	100,552	71,613	107,132	24,995	66,530	91,077	(20,733)	441,166
Other underwriting income	—	—	—	—	—	—	1,386	1,386
	100,552	71,613	107,132	24,995	66,530	91,077	(19,347)	442,552
Expenses
Losses and loss expenses	242,860	172,521	59,702	120,349	47,046	154,972	(12,842)	784,608
Acquisition expenses	27,513	6,941	26,005	2,665	3,281	14,881	(6,191)	75,095
General and administrative expenses	8,015	6,212	10,021	3,064	7,599	7,285	—	42,196
	278,388	185,674	95,728	126,078	57,926	177,138	(19,033)	901,899
Underwriting income (loss)	$(177,836)	$(114,061)	$ 11,404	$(101,083)	$ 8,604	$(86,061)	$ (314)	$(459,347)
Loss ratio	241.5%	240.9%	55.7%	481.5%	70.7%	170.2%	61.9%	177.8%
Acquisition expense ratio	27.4%	9.7%	24.3%	10.7%	5.0%	16.3%	29.9%	17.0%
General and administrative expense ratio	8.0%	8.7%	9.4%	12.2%	11.4%	8.0%	—	9.6%
Combined ratio	276.9%	259.3%	89.4%	504.4%	87.1%	194.5%	91.8%	204.4%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the three months ended September 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$124,235	$ 70,602	76.0%
Net premiums written	116,146	69,338	67.5%
Net premiums earned	87,212	100,552	(13.3%)
Expenses
Losses and loss expenses	30,074	242,860	(87.6%)
Acquisition expenses	25,069	27,513	(8.9%)
General and administrative expenses	10,644	8,015	32.8%
	65,787	278,388	(76.4%)
Underwriting income (loss)	$ 21,425	$(177,836)	NM(2)
Loss ratio	34.5%	241.5%	(207.0)
Acquisition expense ratio	28.7%	27.4%	1.3
General and administrative expense ratio	12.2%	8.0%	4.2
Combined ratio	75.4%	276.9%	(201.5)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to increased participation and improved pricing on renewal of a large contract and price increases on catastrophe exposed business.

The increase in ceded premiums written was due to Endurance Bermuda entering into collateralized catastrophe reinsurance agreements, resulting in approximately $7 million of additional ceded premiums written for the third quarter of 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses.

Premiums earned decreased in the three months ended September 30, 2006 compared to the same period in 2005 due to the net effect of declines in gross premiums written over the first half of 2006.

Losses and Loss Expenses.    The loss ratio in the three months ended September 30, 2006 decreased 207.0 percentage points from the third quarter of 2005. The third quarter of 2005 included 187.8 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during the third quarter of 2006. The loss ratio for the three months ended September 30, 2006 also decreased quarter over quarter as claim emergence from the first half of 2006 was lower than expected.

During the three months ended September 30, 2006 and 2005, a portion of the Company’s loss reserves for prior years experienced favorable development of $13.9 million and $13.5 million, respectively. Favorable prior year loss reserve development for the current quarter resulted as losses have not materialized as originally estimated by the Company, primarily in relation to the 2005 and 2004 accident years.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2006 increased largely due to an increase in loss sensitive accruals as a result of the absence of significant loss events during the third quarter of 2006 as compared to the same period in 2005.

General and Administrative Expenses.    The general and administrative expense ratio increased for the third quarter of 2006 compared to the same period in 2005 reflecting an increased allocation of corporate expenses commensurate with the increase in the third quarter 2006 gross premiums written and growth in total corporate expenses.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the three months ended September 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$37,931	$ 54,036	(29.8%)
Net premiums written	22,378	50,171	(55.4%)
Net premiums earned	60,735	71,613	(15.2%)
Expenses
Losses and loss expenses	10,866	172,521	(93.7%)
Acquisition expenses	7,159	6,941	3.1%
General and administrative expenses	5,315	6,212	(14.4%)
	23,340	185,674	(87.4%)
Underwriting income (loss)	$37,395	$(114,061)	NM(2)
Loss ratio	17.9%	240.9%	(223.0)
Acquisition expense ratio	11.8%	9.7%	2.1
General and administrative expense ratio	8.7%	8.7%	—
Combined ratio	38.4%	259.3%	(220.9)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written for the three months ended September 30, 2006 decreased over the same period in 2005. In the third quarter of 2006, new business and pricing increases on U.S. catastrophe-exposed business added approximately $15 million of gross premiums written while the non-renewal of a large contract decreased gross premiums written by $10.6 million from the same period in 2005. The third quarter of 2005 included reinstatement premiums of $20.2 million recorded in relation to Hurricanes Katrina and Rita.

The increase in ceded premiums written was due to Endurance Bermuda entering into collateralized catastrophe reinsurance agreements, resulting in approximately $12 million of additional ceded premiums written for the third quarter of 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses.

Net premiums earned decreased between the three months ended September 30, 2006 and 2005 due to the inclusion of reinstatement premiums from Hurricanes Katrina and Rita in 2005.

Losses and Loss Expenses.    The loss ratio in the three months ended September 30, 2006 decreased 223.0 percentage points from the third quarter of 2005. The third quarter of 2005 included 203.0 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during the third quarter of 2006. The loss ratio for the three months ended September 30, 2006 also decreased quarter over quarter as claim emergence from the first half of 2006 was lower than expected.

During the three months ended September 30, 2006, a portion of the Company’s loss reserves for prior years experienced adverse prior year loss reserve development of $1.2 million compared to favorable prior year loss reserve development of $1.7 million in the third quarter of 2005.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2006 increased largely due to an increase in loss sensitive accruals as a result of the absence of significant loss events during the third quarter of 2006 as compared to the same period in 2005.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended September 30, 2006 was consistent with the same period in 2005.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, general liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the three months ended September 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$ 98,387	$101,146	(2.7%)
Net premiums written	95,620	98,529	(3.0%)
Net premiums earned	104,558	107,132	(2.4%)
Expenses
Losses and loss expenses	58,875	59,702	(1.4%)
Acquisition expenses	26,469	26,005	1.8%
General and administrative expenses	9,960	10,021	(0.6%)
	95,304	95,728	(0.4%)
Underwriting income	$ 9,254	$ 11,404	(18.9%)
Loss ratio	56.3%	55.7%	0.6
Acquisition expense ratio	25.3%	24.3%	1.0
General and administrative expense ratio	9.5%	9.4%	0.1
Combined ratio	91.1%	89.4%	1.7

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    For the three months ended September 30, 2006, gross premiums written decreased slightly by $2.8 million from the same period in 2005. This decline was the result of increased levels of competition and pricing pressures in the third quarter of 2006 versus the same period in 2005. The slight decline in premiums earned was in line with the modest decline in gross premiums written.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Uncertainty exists regarding the development of reserves due to the long tail nature of this business. The loss ratio for the three months ended September 30, 2006 was relatively consistent with the third quarter of 2005. During the current quarter, the Company experienced favorable prior year loss reserve development of $2.3 million compared to $2.5 million for the corresponding period in 2005. The decrease in prior year reserves in the third quarter of 2006 occurred because claims have not emerged as originally estimated by the Company.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2006 was consistent compared to the same period in 2005.

General and Administrative Expenses.    The general and administrative expense ratio for the three months ended September 30, 2006 was consistent compared to the same period in 2005.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured per policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the three months ended September 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$47,860	$ 27,736	72.6%
Net premiums written	4,397	20,147	(78.2%)
Net premiums earned	15,476	24,995	(38.1%)
Expenses
Losses and loss expenses	7,744	120,349	(93.6%)
Acquisition expenses	567	2,665	(78.7%)
General and administrative expenses	6,571	3,064	114.5%
	14,882	126,078	(88.2%)
Underwriting income (loss)	$ 594	$(101,083)	NM(2)
Loss ratio	50.0%	481.5%	(431.5)
Acquisition expense ratio	3.7%	10.7%	(7.0)
General and administrative expense ratio	42.5%	12.2%	30.3
Combined ratio	96.2%	504.4%	(408.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written was a result of $29.5 million of new business written by the Company’s U.S. insurance operations in the three months ended September 30, 2006 compared to the same period in 2005. Offsetting this increase in gross premiums written were declines due to non-renewals and pricing pressures in our worldwide business for the third quarter of 2006 over 2005.

Premiums ceded in the three months ended September 30, 2006 increased over the same period in 2005 predominantly due to the continued growth of the Company’s U.S. insurance operations where a higher level of reinsurance protection is utilized. In addition, Endurance Bermuda entered into collateralized catastrophe reinsurance agreements, resulting in approximately $13 million of additional ceded premiums written for the third quarter of 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses.

Losses and Loss Expenses.    The loss ratio in the three months ended September 30, 2006 decreased 431.5 percentage points from the third quarter of 2005. The third quarter of 2005 included 468.1 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during the current quarter. The loss ratio for the three months ended September 30, 2006 also decreased quarter over quarter as claim emergence from the first half of 2006 was lower than expected.

During the three months ended September 30, 2006, a portion of the Company’s loss reserves for prior years in this segment experienced adverse development of $2.1 million compared to favorable prior year loss reserve development of $2.4 million in the third quarter of 2005.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to the U.S. insurance operations writing and ceding premiums on which commissions were earned and offset against acquisition expenses for the three months ended September 30, 2006 as compared to the same period in 2005.

General and Administrative Expenses.    General and administrative expenses increased in the third quarter of 2006 due to growth in direct expenses incurred due to higher staffing levels and higher allocated corporate expenses commensurate with the increased level of premiums written by the U.S. insurance operations as compared to the same period in 2005.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes workers’ compensation, general liability insurance, directors’ and officers’ liability insurance, umbrella liability, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the three months ended September 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$108,921	$83,247	30.8%
Net premiums written	93,931	78,161	20.2%
Net premiums earned	74,586	66,530	12.1%
Expenses
Losses and loss expenses	49,421	47,046	5.0%
Acquisition expenses	4,528	3,281	38.0%
General and administrative expenses	10,586	7,599	39.3%
	64,535	57,926	11.4%
Underwriting income	$ 10,051	$ 8,604	16.8%
Loss ratio	66.2%	70.7%	(4.5)
Acquisition expense ratio	6.1%	5.0%	1.1
General and administrative expense ratio	14.2%	11.4%	2.8
Combined ratio	86.5%	87.1%	(0.6)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written in the third quarter of 2006 compared to the same period in 2005 resulted from the growth in the casualty and casualty umbrella insurance lines, and a California direct workers’ compensation initiative, which together contributed $34.9 million of new premiums. In addition, a modest amount of growth was experienced in professional lines during the current quarter despite competition and pricing pressures. This growth was offset during the current quarter by declines totaling $13.2 million in the excess casualty and healthcare lines where contracts were not renewed as pricing pressures and increased competition resulted in prices, terms and conditions that no longer met the Company’s underwriting requirements compared to the same period in 2005. The increase in premiums earned was a result of the continued earning of premiums written in prior years.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that have resulted or would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries is based on historical industry loss data and business segment specific pricing information. A significant portion of this segment is comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. During the quarters ended September 30, 2006 and 2005, the Company reduced reserves for expected losses related to prior underwriting periods by $8.1 million and $0.4 million, respectively. The reductions to reserves during the third quarter of 2006 were experienced across all prior accident years.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2006 increased over the same period in 2005 due to growth in a large workers’ compensation program with higher acquisition expenses.

General and Administrative Expenses.    The increase in the general and administrative expense ratio for the three months ended September 30, 2006 was a result of higher allocated corporate expenses commensurate with the higher level of gross premiums written in the segment over the same period in 2005.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised of the insurance and reinsurance of aerospace lines, and a number of other specialty lines including surety, agriculture, marine, personal accident and others. Aerospace risks include aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the three months ended September 30, 2006 and 2005, respectively.

	THREE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$ 65,508	$ 69,077	(5.2%)
Net premiums written	59,579	67,577	(11.8%)
Net premiums earned	101,363	91,077	11.3%
Expenses
Losses and loss expenses	58,989	154,972	(61.9%)
Acquisition expenses	24,547	14,881	65.0%
General and administrative expenses	8,856	7,285	21.6%
	92,392	177,138	(47.8%)
Underwriting income (loss)	$ 8,971	$(86,061)	NM(2)
Loss ratio	58.2%	170.2%	(112.0)
Acquisition expense ratio	24.2%	16.3%	7.9
General and administrative expense ratio	8.7%	8.0%	0.7
Combined ratio	91.1%	194.5%	(103.4)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written for the third quarter of 2006 decreased compared to the same period of 2005. During the current quarter, the Company experienced growth in the agriculture,

aerospace and surety lines of $17.6 million, $2.8 million, and $2.7 million, respectively, as compared to the third quarter of 2005. The growth in agriculture premiums was primarily due to an increase in prior quarter premium estimates based on new information received. Offsetting these increases was a decline in the Company’s marine line of $25.4 million for the third quarter of 2006 compared to the same period in 2005. The Company strategically non-renewed several energy and marine whole account contracts in order to manage overall aggregate exposures. The third quarter of 2005 included reinstatement premiums of $13.8 million recorded in relation to Hurricanes Katrina and Rita.

The increase in ceded premiums written was due to Endurance Bermuda entering into collateralized catastrophe reinsurance agreements, resulting in approximately $3 million of additional ceded premiums written for the third quarter of 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses.

Premiums earned increased with the continued growth in gross premiums written during the nine months ended September 30, 2006 as compared to the same period in 2005.

Losses and Loss Expenses.    The loss ratio in the three months ended September 30, 2006 decreased 112.0 percentage points from the third quarter of 2005. The third quarter of 2005 included 102.9 percentage points related to Hurricanes Katrina and Rita while significant catastrophic activity was limited during the current quarter.

During the three months ended September 30, 2006, a portion of the Company’s loss reserves for prior years experienced adverse development of $7.6 million compared to favorable prior year loss reserve development of $3.4 million in the third quarter of 2005. The modest adverse prior year loss reserve development predominantly related to the 2005 accident year.

Acquisition Expenses.    The acquisition expense ratio for the three months ended September 30, 2006 increased from the third quarter of 2005 due to the increase in loss sensitive accruals as a result of the absence of significant loss events during the third quarter of 2006 as compared to the same period in 2005 and certain acquisition expenses recorded in relation to the additional premiums recorded on an agriculture contract.

General and Administrative Expenses.    The general and administrative expense ratio remained relatively consistent for the three months ended September 30, 2006 as compared to the same period in the prior year.

Consolidated results of operations — for the nine month period ended September 30, 2006 and 2005

Results of operations for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005	Change(1)
	(in thousands, except for ratios)
Underwriting income (loss)
Revenues
Gross premiums written	$1,498,847	$1,476,245	1.5%
Net premiums written	1,337,109	1,442,412	(7.3%)
Net premiums earned	1,234,859	1,316,685	(6.2%)
Other underwriting (loss) income	(328)	2,676	NM(2)
	1,234,531	1,319,361	(6.4%)
Expenses
Losses and loss expenses	696,210	1,264,583	(44.9%)
Acquisition expenses	228,989	251,204	(8.8%)
General and administrative expenses	145,807	116,174	25.5%
	1,071,006	1,631,961	(34.4%)
	163,525	(312,600)	NM(2)
Net investment income	185,416	127,477	45.5%
Net foreign exchange gains (losses)	11,250	(2,354)	NM(2)
Net realized losses on sales of investments	(18,434)	(4,934)	273.6%
Amortization of intangibles	(3,474)	(3,536)	(1.8%)
Interest expense	(22,513)	(16,889)	33.3%
Income tax (expense) benefit	(16,454)	42,123	NM(2)
Net income (loss)	$ 299,316	$(170,713)	NM(2)
Loss ratio	56.4%	96.0%	(39.6)
Acquisition expense ratio	18.5%	19.1%	(0.6)
General and administrative expense ratio	11.8%	8.8%	3.0
Combined ratio	86.7%	123.9%	(37.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written during the nine months ended September 30, 2006 increased slightly as compared with the same period in 2005. The nine months ended September 30, 2005 included $34.5 million of reinstatement premiums recorded due to Hurricanes Katrina and Rita. The increase in gross premiums written in comparison with 2005 was primarily due to growth in the Company’s U.S. insurance operations of $108.2 million included within the Property Individual Risk and Casualty Individual Risk segments as well as pricing increases within the Catastrophe Treaty Reinsurance segment. Partially offsetting these increases were declines in gross premiums written in comparison with 2005 in the Property Per Risk Treaty Reinsurance and Casualty Treaty Reinsurance segments due to non-renewals of contracts where pricing, terms and conditions no longer met the Company underwriting requirements.

Premiums ceded in the nine months ended September 30, 2006 increased over the same period in 2005 due to the continued growth of the Company’s U.S. insurance operations where a higher level of reinsurance protection is utilized. In addition, Endurance Bermuda entered into collateralized catastrophe reinsurance agreements, resulting in approximately $39 million of additional ceded premiums written for the nine months ended September 30, 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses. Please see the ‘‘Significant transactions and events’’ section for additional information.

Net premiums earned decreased in the nine months ended September 30, 2006 as a result of the increase in ceded premiums.

Net Investment Income.    Net investment income was derived primarily from interest earned on fixed maturity investments and earnings from the Company’s investments in other ventures, partially offset by investment management fees and other investment expenses. The increase in net investment income in 2006 was principally due to a 20.2% increase in cash and cash equivalents and investments and an increase in investment yields from September 30, 2005 to September 30, 2006. The increase in cash and cash equivalents and investments resulted from positive net operating cash flows throughout the last twelve months. Investment expenses for the nine months ended September 30, 2006 were $5.6 million compared to investment expenses of $4.5 million for the same period in 2005.

The annualized net earned yield (which is the actual net earned income from the investment portfolio after adjusting for accretion and amortization from the purchase price divided by the average book value of assets) and annualized total return of the investment portfolio (which includes realized and unrealized gains and losses) for the nine month period ended September 30, 2006 were 4.77% and 5.41%, respectively. For the nine-month period ended September 30, 2005, the net earned yield and total return were 4.07% and 2.10%, respectively. The Company modestly reduced the duration of the investment portfolio plus operating cash to 2.48 years from 2.72 years at December 31, 2005 compared to 2.69 years at September 30, 2005. This was done as a defensive move in anticipation of raising interest rates. Overall, the annualized period book yield of the portfolio increased due to the repositioning of some of the Company’s portfolio from government securities into higher yielding fixed income securities and the positive impact of earnings from the Company’s investments in other ventures during the first quarter of 2006. Earnings from the Company’s investments in other ventures were $9.3 million, $4.6 million, and $4.0 million in the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively, reflecting their inherent volatility.

During the nine months ended September 30, 2006, the Company identified 55 fixed maturity securities with fair values totaling $479.2 million which were considered to be other-than-temporarily-impaired. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss of $11.7 million on these securities. During the nine months ended September 30, 2005, no investments were considered other-than-temporarily-impaired.

Losses and Loss Expenses.    The loss ratio for the nine months ended September 30, 2006 decreased 39.6 percentage points from the same period in 2005. The decline was because the first nine months of 2005 also included 42.6 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during the nine months ended September 30, 2006. During 2006, the Company began incorporating its own loss history in its loss reserve estimation process in its Property Per Risk Treaty Reinsurance, Property Catastrophe Reinsurance, and Property Individual Risk segments.

During the nine months ended September 30, 2006 and 2005, a portion of the Company’s loss reserves for prior years experienced favorable development of $31.0 million and $97.6 million, respectively. The 2006 favorable prior year loss reserve development included adverse loss development on Hurricanes Katrina, Rita and Wilma of $119.0 million while overall favorable prior year loss reserve development was experienced on other prior year reserves, which impacted all of the Company’s segments.

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

Acquisition Expenses.    The acquisition expense ratio was consistent for the nine months ended September 30, 2006 compared to the same period in 2005.

General and Administrative Expenses.    The general and administrative expense ratio for the nine-month period ended September 30, 2006 increased principally due to additional expenses incurred in relation to the development of the Company’s U.S. insurance operations as compared to the nine months ended September 30, 2005. At September 30, 2006, the Company had 454 employees compared to 356 employees at September 30, 2005.

Underwriting results by operating segments

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the nine-month period ended September 30, 2006.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands, except for ratios)
Revenues
Gross premiums written	$296,713	$239,261	$383,282	$129,024	$267,137	$335,320	$(151,890)	$1,498,847
Net premiums written	288,624	223,708	373,802	41,786	236,415	324,664	(151,890)	1,337,109
Net premiums earned	275,182	171,513	375,336	54,918	213,923	286,870	(142,883)	1,234,859
Other underwriting income	—	—	—	—	—	—	(328)	(328)
	275,182	171,513	375,336	54,918	213,923	286,870	(143,211)	1,234,531
Expenses
Losses and loss expenses	153,626	71,240	204,059	25,630	143,310	198,554	(100,209)	696,210
Acquisition expenses	71,671	22,640	101,986	2,586	11,248	63,013	(44,155)	228,989
General and administrative expenses	24,430	20,729	30,168	16,251	26,604	27,625	—	145,807
	249,727	114,609	336,213	44,467	181,162	289,192	(144,364)	1,071,006
Underwriting income (loss)	$ 25,455	$ 56,904	$ 39,123	$ 10,451	$ 32,761	$ (2,322)	$ 1,153	$ 163,525
Loss ratio	55.8%	41.5%	54.4%	46.7%	67.0%	69.2%	70.1%	56.4%
Acquisition expense ratio	26.0%	13.2%	27.2%	4.7%	5.3%	22.0%	30.9%	18.5%
General and administrative expense ratio	8.9%	12.1%	8.0%	29.6%	12.4%	9.6%	—	11.8%
Combined ratio	90.7%	66.8%	89.6%	81.0%	84.7%	100.8%	101.0%	86.7%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

The following table summarizes the underwriting results and associated ratios for the Company’s six business segments for the nine-month period ended September 30, 2005.

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace and Other Specialty Lines	Deposit Accounting(1)	Totals
	(in thousands, except for ratios)
Revenues
Gross premiums written	$ 341,233	$232,300	$384,439	$ 87,042	$236,016	$317,350	$(122,135)	$1,476,245
Net premiums written	339,895	228,436	379,360	75,706	229,461	311,689	(122,135)	1,442,412
Net premiums earned	333,624	192,438	331,494	78,509	190,636	235,297	(45,313)	1,316,685
Other underwriting income	—	—	—	—	—	—	2,676	2,676
	333,624	192,438	331,494	78,509	190,636	235,297	(42,637)	1,319,361
Expenses
Losses and loss expenses	350,387	189,828	218,238	167,638	124,729	241,112	(27,349)	1,264,583
Acquisition expenses	91,916	22,829	85,756	9,112	11,230	44,566	(14,205)	251,204
General and administrative expenses	23,229	16,895	27,166	8,873	18,351	21,660	—	116,174
	465,532	229,552	331,160	185,623	154,310	307,338	(41,554)	1,631,961
Underwriting income (loss)	$(131,908)	$(37,114)	$ 334	$(107,114)	$ 36,326	$(72,041)	$ (1,083)	$(312,600)
Loss ratio	105.0%	98.6%	65.8%	213.5%	65.4%	102.5%	60.4%	96.0%
Acquisition expense ratio	27.5%	11.9%	25.9%	11.6%	5.9%	18.9%	31.3%	19.1%
General and administrative expense ratio	7.0%	8.8%	8.2%	11.3%	9.6%	9.2%	—	8.8%
Combined ratio	139.5%	119.3%	99.9%	236.4%	80.9%	130.6%	91.7%	123.9%

(1)	Reconciles the Company's underwriting results by segment to the Company's financial statement presentation.

Property Per Risk Treaty Reinsurance

The Company’s Property Per Risk Treaty Reinsurance business segment reinsures individual property risks of ceding companies on a treaty basis. The Company’s property per risk reinsurance contracts cover claims from individual insurance policies written by its ceding company clients and include both personal lines and commercial lines exposures. The following table summarizes the underwriting results and associated ratios for the Property Per Risk Treaty Reinsurance business segment for the nine months ended September 30, 2006 and 2005, respectively.

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$296,713	$ 341,233	(13.0%)
Net premiums written	288,624	339,895	(15.1%)
Net premiums earned	275,182	333,624	(17.5%)
Expenses
Losses and loss expenses	153,626	350,387	(56.2%)
Acquisition expenses	71,671	91,916	(22.0%)
General and administrative expenses	24,430	23,229	5.2%
	249,727	465,532	(46.4%)
Underwriting income (loss)	$ 25,455	$(131,908)	NM(2)
Loss ratio	55.8%	105.0%	(49.2)
Acquisition expense ratio	26.0%	27.5%	(1.5)
General and administrative expense ratio	8.9%	7.0%	1.9
Combined ratio	90.7%	139.5%	(48.8)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The decrease in gross premiums written for the nine months ended September 30, 2006 was due to strategic non-renewals of approximately $89 million in premiums related to certain large underperforming contracts compared to the same period in 2005. At renewal, the pricing, terms and conditions on these contracts no longer met the Company’s underwriting requirements. Offsetting this decrease was $44.8 million of additional premiums due to changes in premium estimates and new business written during the nine months ended September 30, 2006 compared to the same period in 2005.

The increase in ceded premiums written was due to Endurance Bermuda entering into collateralized catastrophe reinsurance agreements, resulting in approximately $7 million of additional ceded premiums written during the nine months ended September 30, 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses.

Premiums earned decreased in the nine months ended September 30, 2006 due to the net effect of the decline in gross premiums written.

Losses and Loss Expenses.    The loss ratio in the nine months ended September 30, 2006 decreased 49.2 percentage points from the same period in 2005. The loss ratio for the first nine months of 2005 included 56.6 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during 2006. The loss ratio for the nine months ended September 30, 2006 also decreased as claim emergence from the first half of 2006 was lower than expected.

During the nine months ended September 30, 2006 and 2005, a portion of the Company’s loss reserves for prior years experienced favorable development of $24.0 million and $54.4 million,

respectively. Favorable prior year loss reserve development for the nine months ended September 30, 2006 resulted as losses have not materialized as originally estimated by the Company, primarily in relation to the 2004 accident year. The 2006 favorable prior year loss reserve development included adverse loss development on Hurricanes Katrina, Rita and Wilma of $31.7 million while overall favorable prior year loss reserve development for the nine month period ended September 30, 2006 was experienced on other prior year reserves.

Acquisition Expenses.    The decrease in the acquisition expense ratio for the nine months ended September 30, 2006 resulted from the overall decrease in gross premiums written and the effects of certain loss sensitive accrual adjustments compared to the same period of 2005.

General and Administrative Expenses.    The general and administrative expense ratio for the nine months ended September 30, 2006 increased as a result of the growth in overall allocated corporate expenses over the same period of 2005.

Property Catastrophe Reinsurance

The Company’s Property Catastrophe Reinsurance business segment reinsures catastrophic perils for ceding companies on a treaty basis. The Company’s property catastrophe reinsurance contracts provide protection for most catastrophic losses that are covered in the underlying insurance policies written by its ceding company clients. Protection under property catastrophe treaties is provided on an occurrence basis, allowing the Company’s ceding company clients to combine losses that have been incurred in any single event from multiple underlying policies. The following table summarizes the underwriting results and associated ratios for the Property Catastrophe Reinsurance business segment for the nine months ended September 30, 2006 and 2005, respectively.

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$239,261	$ 232,300	3.0%
Net premiums written	223,708	228,436	(2.1%)
Net premiums earned	171,513	192,438	(10.9%)
Expenses
Losses and loss expenses	71,240	189,828	(62.5%)
Acquisition expenses	22,640	22,829	(0.8%)
General and administrative expenses	20,729	16,895	22.7%
	114,609	229,552	(50.1%)
Underwriting income (loss)	$ 56,904	$(37,114)	NM(2)
Loss ratio	41.5%	98.6%	(57.1)
Acquisition expense ratio	13.2%	11.9%	1.3
General and administrative expense ratio	12.1%	8.8%	3.3
Combined ratio	66.8%	119.3%	(52.5)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written for the nine months ended September 30, 2006 increased over the same period in 2005. This increase in gross premiums written was due to new business and pricing increases on U.S. catastrophe exposed business during the nine months ended September 30, 2006 while the 2005 period included reinstatement premiums of $20.2 million recorded in relation to Hurricanes Katrina and Rita.

The increase in ceded premiums written was due to Endurance Bermuda entering into collateralized catastrophe reinsurance agreements, resulting in approximately $12 million of additional ceded premiums written in the nine months ended September 30, 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses.

Net premiums earned decreased between the nine months ended September 30, 2006 and 2005, as the 2005 earned premiums included reinstatement premiums from Hurricanes Katrina and Rita.

Losses and Loss Expenses.    The loss ratio in the nine months ended September 30, 2006 decreased 57.1 percentage points from the same period of 2005. The first nine months of 2005 included 79.3 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during 2006. The loss ratio for the nine months ended September 30, 2006 also decreased as claim emergence from the first half of 2006 was lower than expected.

During the nine months ended September 30, 2006, a portion of the Company’s loss reserves for prior years experienced adverse development of $37.7 million compared to favorable prior year loss reserve development of $8.9 million in the same period of 2005. The unfavorable prior year loss development in the current period resulted largely due to an increase of $28.8 million in the Company’s estimated losses for Hurricanes Katrina, Rita and Wilma.

Acquisition Expenses.    The acquisition expense ratio for the nine months ended September 30, 2006 increased compared with the same period in 2005. The 2006 acquisition expense ratio was higher due to certain reduced brokerage costs on reinstatement premiums recorded for the nine months ended September 30, 2005.

General and Administrative Expenses.    The general and administrative expense ratio increased as a result of the increase in direct and allocated corporate expenses commensurate with an overall higher level of corporate expenses for the nine months ended September 30, 2006 as compared to the same period of 2005.

Casualty Treaty Reinsurance

The Company’s Casualty Treaty Reinsurance business segment reinsures third party liability exposures from ceding companies on a treaty basis. The exposures that the Company reinsures include automobile liability, professional liability, directors’ and officers’ liability, general liability, umbrella liability and workers’ compensation. The following table summarizes the underwriting results and associated ratios for the Casualty Treaty Reinsurance business segment for the nine months ended September 30, 2006 and 2005, respectively.

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$383,282	$384,439	(0.3%)
Net premiums written	373,802	379,360	(1.5%)
Net premiums earned	375,336	331,494	13.2%
Expenses
Losses and loss expenses	204,059	218,238	(6.5%)
Acquisition expenses	101,986	85,756	18.9%
General and administrative expenses	30,168	27,166	11.1%
	336,213	331,160	1.5%
Underwriting income	$ 39,123	$ 334	NM(2)
Loss ratio	54.4%	65.8%	(11.4)
Acquisition expense ratio	27.2%	25.9%	1.3
General and administrative expense ratio	8.0%	8.2%	(0.2)
Combined ratio	89.6%	99.9%	(10.3)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    Gross premiums written decreased slightly for the nine months ended September 30, 2006, compared to the same period in 2005 due to a combination of factors. Extension and adjustment premiums on three large workers’ compensation contracts resulted in a net increase in gross premiums written of $10.0 million for the nine months ended September 30, 2006. This increase, as well as new business written internationally, was more than offset for the nine months ended September 30, 2006 by decreases in gross premiums written in the U.S.-based business due to a shift in certain workers’ compensation premiums now written on a direct basis and the deterioration of pricing and terms and conditions resulting in non-renewals as compared to the same period in 2005. Gross premiums written were also negatively impacted by increased ceding company retentions on certain worker’s compensation catastrophe programs for the first nine months of 2006.

The increase in net premiums earned for the nine months ended September 30, 2006 resulted from premium adjustments which were booked for contracts nearing the end of the policy term primarily related to the worker’s compensation contracts noted above. In addition, ceded premiums written increased by $4.4 million for the nine months ended September 30, 2006 as Endurance Bermuda entered into collateralized catastrophe reinsurance agreements as well as other reinsurance in order to manage overall risk exposures compared to the same period of 2005.

Losses and Loss Expenses.    Claims may not be reported for many years in the lines of business included in this segment. Uncertainty exists regarding the development of loss reserves due to the long tail nature of this business. The decreased loss ratio in the nine months ended September 30, 2006 was a result of favorable prior year loss development of $23.8 million compared to unfavorable prior year loss reserve development of $5.2 million in the nine months ended September 30, 2005. The decrease in prior year reserves in the nine months ended September 30, 2006 occurred because claims have not emerged as originally estimated by the Company primarily in the 2002, 2004, and 2005 accident years.

Acquisition Expenses.    As a result of the decrease in the segment’s loss ratio during the nine months ended September 30, 2006, certain sliding scale commissions were increased, which contributed to the increase in the acquisition expense ratio over the nine months ended September 30, 2005.

General and Administrative Expenses.    The general and administrative expense ratio remained relatively consistent for the nine months ended September 30, 2006 as compared to the same period in 2005.

Property Individual Risk

The Company’s Property Individual Risk business segment is comprised of the insurance and facultative reinsurance of commercial properties. The policies written in this segment provide coverage for one insured per policy. The types of risks insured are generally commercial properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The following table summarizes the underwriting results and associated ratios for the Property Individual Risk business segment for the nine months ended September 30, 2006 and 2005, respectively.

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$129,024	$ 87,042	48.2%
Net premiums written	41,786	75,706	(44.8%)
Net premiums earned	54,918	78,509	(30.0%)
Expenses
Losses and loss expenses	25,630	167,638	(84.7%)
Acquisition expenses	2,586	9,112	(71.6%)
General and administrative expenses	16,251	8,873	83.2%
	44,467	185,623	(76.0%)
Underwriting income (loss)	$ 10,451	$(107,114)	NM(2)
Loss ratio	46.7%	213.5%	(166.8)
Acquisition expense ratio	4.7%	11.6%	(6.9)
General and administrative expense ratio	29.6%	11.3%	18.3
Combined ratio	81.0%	236.4%	(155.4)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums.    The increase in gross premiums written for the nine months ended September 30, 2006 was principally due to the increase in premiums written of $79.8 million due to the expansion of its U.S. insurance operations as compared to the same period in 2005. Offsetting this expansion during the nine months ended September 30, 2006 was a decline of $27.3 million from the non-renewal of policies as a result of the elimination of the Company’s Bermuda based property insurance unit and $10.5 million from a deterioration of terms and conditions on other worldwide business from the same period in 2005.

Premiums ceded in the nine months ended September 30, 2006 increased over the same period in 2005 due to the continued growth of the Company’s U.S. insurance operations where a higher level of reinsurance protection is utilized. In addition, Endurance Bermuda entered into collateralized catastrophe reinsurance agreements, resulting in approximately $13 million of additional ceded premiums written in the nine months ended September 30, 2006. These additional purchases of reinsurance were made to strategically manage the Company’s overall risk exposures and to enhance the Company’s ability to withstand extreme earthquake and windstorm losses.

The decrease in net premiums earned in the nine months ended September 30, 2006 as compared to the same period in 2005 resulted from an increase in premiums ceded.

Losses and Loss Expenses.    The loss ratio in the nine months ended September 30, 2006 decreased 166.8 percentage points from the same period of 2005. The first nine months of 2005 included 149.3 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during 2006. The loss ratio for the nine months ended September 30, 2006 also decreased as claim emergence from the first half of 2006 was lower than expected.

During the nine months ended September 30, 2006 and 2005, a portion of the Company’s loss reserves for prior years experienced favorable development of $26.7 million and $6.7 million, respectively. The improved prior year loss reserve development in the current period resulted primarily from the 2005 accident year as claims have not materialized as expected. Factoring out prior year development, the current year loss ratio was impacted by a single large loss occurring during the nine months ended September 30, 2006 as a result of an industrial fire in Canada as compared to losses from European winter storm Erwin, floods in California, Nevada and Israel, two industrial fires and Hurricanes Katrina and Rita in the same period of 2005.

Acquisition Expenses.    The decrease in the acquisition expense ratio was due to increased ceded premiums written on which commissions were earned and offset against acquisition expenses in the nine months ended September 30, 2006 as compared to the same period in 2005.

General and Administrative Expenses.    The general and administrative expense ratio increased for the nine months ended September 30, 2006 due to the growth in the U.S. insurance operations, increased corporate expenses and overall higher staffing levels as compared to the same period in 2005.

Casualty Individual Risk

The Company’s Casualty Individual Risk business segment is comprised of the insurance and facultative reinsurance of third party liability exposures. This includes general liability insurance, directors’ and officers’ liability insurance, umbrella insurance, errors and omissions insurance and employment practices liability insurance, all written for a wide range of industry groups, as well as medical professional liability insurance which is written for large institutional healthcare providers. The following table summarizes the underwriting results and associated ratios for the Casualty Individual Risk business segment for the nine months ended September 30, 2006 and 2005, respectively.

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$267,137	$236,016	13.2%
Net premiums written	236,415	229,461	3.0%
Net premiums earned	213,923	190,636	12.2%
Expenses
Losses and loss expenses	143,310	124,729	14.9%
Acquisition expenses	11,248	11,230	0.2%
General and administrative expenses	26,604	18,351	45.0%
	181,162	154,310	17.4%
Underwriting income	$ 32,761	$ 36,326	(9.8%)
Loss ratio	67.0%	65.4%	1.6
Acquisition expense ratio	5.3%	5.9%	(0.6)
General and administrative expense ratio	12.4%	9.6%	2.8
Combined ratio	84.7%	80.9%	3.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written for the nine months ended September 30, 2006 resulted from new premiums written on the primary casualty lines and a large direct workers’ compensation program. These increases totaled $59.9 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in gross premiums written was offset by a decrease in gross premiums written in the excess casualty and healthcare lines of $36.2 million for the nine months ended September 30, 2006 resulting from non-renewals and pricing pressures within these lines.

Ceded premiums written increased for the nine months ended September 30, 2006 largely as a result of growth in gross premiums written and ceded by the U.S. insurance operations where the Company utilizes significant reinsurance protection.

The increase in premiums earned was a result of the continued earning of premiums written in the twelve months ended September 30, 2006. All premiums written by this segment are earned ratably over the terms of the insurance policies, typically a twelve-month period.

Losses and Loss Expenses.    The Company has received only a limited number of notices of potential losses for this segment, very few of which have yet reached a level that have resulted or would result in the Company paying a claim. Accordingly, the reserve for losses and loss expenses established by the Company's actuaries was based on historical industry loss data and business segment specific pricing information. A significant portion of this segment is comprised of claims made severity business. While not short tail, this business can generally be expected to report losses within three to seven years. During the nine months ended September 30, 2006, the Company reduced reserves for expected losses related to prior underwriting periods by $20.2 million compared to a reduction of $22.1 million in the nine months ended September 30, 2005. Prior year loss reserves were decreased in the current period as claims have not emerged as originally estimated by the Company.

Acquisition Expenses.    The acquisition expense ratio for the nine months ended September 30, 2006 was relatively consistent with the same period in 2005.

General and Administrative Expenses.    The increase in the general and administrative expense ratio was a result of start-up expenses incurred by the U.S. insurance operations as well as a general increase in corporate expenses allocated to all segments for the nine months ended September 30, 2006 as compared to the same period in 2005.

Aerospace and Other Specialty Lines

The Company’s Aerospace and Other Specialty Lines business segment is comprised of the insurance and reinsurance of aerospace lines, and a number of other specialty lines including surety, agriculture, marine, personal accident and others. Aerospace risks include aviation hull, aircraft liability and aircraft products coverage, and satellite launch and in-orbit coverage. The following table summarizes the underwriting results and associated ratios for the Aerospace and Other Specialty Lines business segment for the nine months ended September 30, 2006 and 2005, respectively.

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	Change(1)
	(in thousands, except for ratios)
Revenues
Gross premiums written	$335,320	$ 317,350	5.7%
Net premiums written	324,664	311,689	4.2%
Net premiums earned	286,870	235,297	21.9%
Expenses
Losses and loss expenses	198,554	241,112	(17.7%)
Acquisition expenses	63,013	44,566	41.4%
General and administrative expenses	27,625	21,660	27.5%
	289,192	307,338	(5.9%)
Underwriting income (loss)	$ (2,322)	$(72,041)	(96.8%)
Loss ratio	69.2%	102.5%	(33.3)
Acquisition expense ratio	22.0%	18.9%	3.1
General and administrative expense ratio	9.6%	9.2%	0.4
Combined ratio	100.8%	130.6%	(29.8)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    The increase in gross premiums written for the nine months ended September 30, 2006 was the net result of growth within the Company’s agriculture and surety lines, offset by declines in marine and energy, personal accident, and the discontinuation of a large aviation contract that contributed $48.7 million to gross premiums written in the nine months ended September 30, 2005. The increase of $75.4 million and $9.1 million within the agriculture and surety lines, respectively, was a result of new business outpacing non-renewals, improved pricing on renewed business, and certain increases in premium estimates for the nine months ended September 30, 2006 as compared to the same period in 2005.

Ceded premiums written increased as a result of Endurance Bermuda entering into collateralized catastrophe reinsurance agreements during the nine months ended September 30, 2006 as compared to the same period in 2005.

The increase in premiums earned resulted from the continued earning of premiums written in prior years and certain premium adjustments that were earned based on the portion of the contract expired at the time it was recorded.

Losses and Loss Expenses.    The loss ratio in the nine months ended September 30, 2006 decreased 33.3 percentage points from the same period of 2005. The decline was because the first nine months of 2005 included 43.8 percentage points related to Hurricanes Katrina and Rita. There was limited catastrophic loss activity during the current period.

During the nine months ended September 30, 2006, a portion of the Company’s loss reserves for prior years experienced adverse development of $27.3 million compared to favorable prior year loss reserve development of $10.8 million in the same period of 2005. The current period adverse prior year loss reserve development predominantly related to an increase of $63.2 million in the Company’s estimated ultimate losses for Hurricanes Katrina, Rita and Wilma.

Acquisition Expenses.    The acquisition expense ratio for the nine months ended September 30, 2006 increased from the equivalent period in 2005 due to large commission expenses recorded as a result of premium adjustments on certain agriculture contracts.

General and Administrative Expenses.    The general and administrative expense ratio for the nine months ended September 30, 2006 was consistent with the same period in 2005.

Deposit accounting

During the nine months ended September 30, 2006 and 2005, the Company realized $151.9 million and $122.1 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as gross premium written and losses and loss expenses. Instead, the profits or losses from these contracts are recognized net as other underwriting income or loss over the contract or expected claim payment periods. Income or loss associated with contracts determined to transfer only significant timing risk or only significant underwriting risk are included as a component of other underwriting income and recognized over the estimated claim settlement period or contract risk period, respectively.

For internal management reporting purposes, underwriting results by segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table reconciles the Company's underwriting results by segment and income before income taxes to the Company's financial statement presentation for the nine months ended September 30, 2006.

	Underwriting Results by Segment	Deposit Accounting	Totals
	(in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$1,650,737	$(151,890)	$1,498,847
Net premiums written	1,488,999	(151,890)	1,337,109
Net premiums earned	1,377,742	(142,883)	1,234,859
Other underwriting income	—	(328)	(328)
	1,377,742	(143,211)	1,234,531
Expenses
Losses and loss expenses	796,419	(100,209)	696,210
Acquisition expenses	273,144	(44,155)	228,989
General and administrative expenses	145,807	—	145,807
	1,215,370	(144,364)	1,071,006
	162,372	$1,153	$163,525
Net investment income	185,416	—	185,416
Interest expense	(22,513)	—	(22,513)
Amortization of intangibles	(3,474)	—	(3,474)
Net foreign exchange gains	11,250	—	11,250
Net realized losses on sales of investments	(18,434)	—	(18,434)
Income before income taxes	$ 314,617	$ 1,153	$ 315,770
Loss ratio	57.8%	70.1%	56.4%
Acquisition expense ratio	19.8%	30.9%	18.5%
General and administrative expense ratio	10.6%	—	11.8%
Combined ratio	88.2%	101.0%	86.7%

Significant transactions and events

In order to enhance the Company’s ability to manage risk related to large natural catastrophes in the U.S., Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (‘‘Shackleton’’), a Cayman Island reinsurance company, during the third quarter of 2006. On August 1, 2006, Shackleton financed the reinsurance coverage provided to Endurance Bermuda through the issuance of a $125 million risk-linked catastrophe bond pursuant to Rule 144A under the Securities Act of 1933 and the entrance into a $110 million multi-year risk-linked credit facility.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, and would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2006, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $391 million without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

Endurance U.S. Reinsurance is subject to regulation by the State of New York Insurance Department. Dividends may only be declared or distributed out of earned surplus. At September 30, 2006, Endurance U.S. Reinsurance did not have earned surplus; therefore, Endurance U.S. Reinsurance is precluded from declaring or distributing any dividend during 2006 without the prior approval of the Superintendent of the State of New York Insurance Department.

Endurance U.S. Insurance’s two operating subsidiaries, Endurance American Specialty and Endurance American, are subject to regulation by the State of Delaware Department of Insurance. Dividends are limited to the greater of 10% of policyholders’ surplus or net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At September 30, 2006, both Endurance American Specialty and Endurance American did not have earned surplus; therefore, both companies are precluded from declaring or distributing dividends during 2006 without the prior approval of the Delaware Insurance Commissioner. Endurance American Specialty is subject to Endurance American’s dividend limitations. In turn, dividends paid by Endurance American are paid to Endurance U.S. Reinsurance and are then subject to Endurance U.S. Reinsurance’s dividend limitations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ’’profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At September 30, 2006, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company's aggregate cash and cash equivalents and investments as of September 30, 2006 totaled $5.4 billion compared to $5.0 billion as of December 31, 2005. The increase in cash and cash equivalents and investments since December 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, interest paid and dividends paid. The decline in cash flows from operations for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily a result of claims payment activity during 2006. During the nine months ended September 30, 2006, the Company paid claims of $567.1 million, including $277.2 million related to Hurricanes Katrina, Rita and Wilma, as compared to $294.4 million in the same period of 2005.

The Company had gross premiums written of $1.5 billion during the nine months ended September 30, 2006. This has increased the premiums receivable, net by 33.8% from December 31, 2005 to $769.5 million as of September 30, 2006. The expected cash flow from premiums receivable, net is expected to be largely collected in the next 12 months, and on an ongoing basis, the Company expects its funds to be sufficient to operate its business. There can be no assurance that the Company will not incur additional indebtedness or issue additional equity in order to implement its business strategy or to pay claims.

The Company is subject to requirements to meet certain restrictive covenants related to its 6.15% and 7% Senior Notes and the 2005 Credit Facility. The Company was in compliance with all covenants contained in these agreements as of September 30, 2006.

On August 2, 2006, Endurance Holdings’ Board of Directors declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its Series A Preferred Shares. The dividend on Endurance Holdings’ outstanding ordinary shares was paid on September 29, 2006 to the ordinary shareholders of record on September 15, 2006 and the dividend on the Series A Preferred Shares was paid on September 15, 2006 to the Series A Preferred shareholders of record on September 1, 2006.

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

Reserve for losses and loss expenses

As of September 30, 2006, the Company had accrued losses and loss expenses reserves of $2.8 billion. This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events as of September 30, 2006. During the nine months ended September 30, 2006 and 2005, the Company paid losses and loss expenses of $567.1 million and $294.4 million, respectively.

As of September 30, 2006, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage and case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company's consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses and loss expenses. See ‘‘Critical Accounting Policies — Reserve for Losses and Loss Expenses’’ updated above for further details.

Incurred losses for the three months ended September 30, 2006 are summarized as follows:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$ 43,938	$ 9,690	$ 61,206	$5,602	$ 57,504	$51,346	$(31,213)	$ 198,073
Prior years	(13,864)	1,176	(2,331)	2,142	(8,083)	7,643	3,277	(10,040)
Total Incurred Losses	$ 30,074	$10,866	$ 58,875	$7,744	$ 49,421	$58,989	$(27,936)	$ 188,033

Incurred losses for the nine months ended September 30, 2006 are summarized as follows:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$ 177,638	$33,493	$ 227,901	$ 52,336	$163,467	$171,232	$ (98,858)	$ 727,209
Prior years	(24,012)	37,747	(23,842)	(26,706)	(20,157)	27,322	(1,351)	(30,999)
Total Incurred Losses	$ 153,626	$71,240	$ 204,059	$ 25,630	$143,310	$198,554	$(100,209)	$ 696,210

Incurred losses for the three months ended September 30, 2005 are summarized as follows:

	Property Per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$ 256,366	$174,188	$ 62,232	$122,700	$47,484	$158,356	$(12,842)	$ 808,484
Prior years	(13,506)	(1,667)	(2,530)	(2,351)	(438)	(3,384)	—	(23,876)
Total Incurred Losses	$ 242,860	$172,521	$ 59,702	$120,349	$47,046	$154,972	$(12,842)	$ 784,608

Incurred losses for the nine months ended September 30, 2005 are summarized as follows:

	Property per Risk Treaty Reinsurance	Property Catastrophe Reinsurance	Casualty Treaty Reinsurance	Property Individual Risk	Casualty Individual Risk	Aerospace & Other Specialty Lines	Deposit Accounting(1)	Total
	(in thousands)
Incurred related to:
Current year	$ 404,787	$198,758	$213,027	$174,300	$ 146,793	$ 251,892	$(27,349)	$1,362,208
Prior years	(54,400)	(8,930)	5,211	(6,662)	(22,064)	(10,780)	—	(97,625)
Total Incurred Losses	$ 350,387	$189,828	$218,238	$167,638	$ 124,729	$ 241,112	$(27,349)	$1,264,583

(1)	This column reconciles the Company's incurred losses by segment to the Company's financial statement presentation. See ‘‘Deposit Accounting’’ above for further discussion.

Incurred losses for the three and nine months ended September 30, 2006 included approximately $10.0 million favorable prior year loss reserve development and $31.0 million favorable prior year loss reserve development, respectively, relating to prior accident years as compared to $23.9 million and $97.6 million of favorable prior year loss reserve development for the three and nine months ended September 30, 2005, respectively. The favorable prior year loss reserve development experienced during the three months ended September 30, 2006 impacted the Company's reported loss ratio by approximately 2.5 percentage points. Favorable prior year loss reserve development for the three months ended September 30, 2006 was primarily due to reductions in reserves for the Property Per Risk Treaty Reinsurance, Casualty Individual Risk and Casualty Treaty Reinsurance segments where claims have not materialized as expected.

The favorable prior year loss reserve development experienced during the nine months ended September 30, 2006 benefited the Company’s reported loss ratio by 2.5 percentage points. The nine months ended September 30, 2006 favorable prior year loss reserve development included adverse loss development on Hurricanes Katrina, Rita and Wilma of $119.0 million offset by reductions in other prior year loss reserves, which impacted all of the Company’s segments.

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

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: November 8, 2006	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President

Date: November 8, 2006	By:	/s/ Michael J. McGuire
Michael J. McGuire Chief Financial Officer (Principal Financial Officer)