Form 10-K
period 2006-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2007-03-01
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the fiscal year ended December 31, 2006, or

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

Yes No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2006, was $2,115,082,880.

As of February 23, 2007, 66,433,581 ordinary shares were outstanding.

Certain portions of the registrant’s definitive proxy statement relating to its 2006 annual general meeting of shareholders are incorporated by reference into Part III of this report and certain portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts II and IV of this report.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) or Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’) becomes subject to income taxes in the United States or the United Kingdom;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations may impede our ability to charge adequate rates and efficiently allocate capital;

•	reduced acceptance of our products and services, including new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	our investment performance;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

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

Overview

Endurance Holdings is a holding company domiciled in Bermuda. Through our operating subsidiaries based in Bermuda, the United Kingdom and the United States, we focus on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. We define specialty lines as those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. Our portfolio of specialty lines of business is organized into two business segments — Insurance and Reinsurance.

We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ five wholly-owned operating subsidiaries are Endurance Bermuda, domiciled in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), domiciled in England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), domiciled in New York; Endurance American Insurance Company (‘‘Endurance American’’), domiciled in Delaware; and Endurance American Specialty Insurance Company (‘‘Endurance American Specialty’’), domiciled in Delaware. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion as ‘‘we’’ or the ‘‘Company’’ and Endurance American and Endurance American Specialty are collectively referred to in this discussion as ‘‘Endurance U.S. Insurance’’. Endurance Holdings’ ordinary shares are traded on the New York Stock Exchange under the symbol ‘‘ENH’’.

Business Strategy

Our goal is to leverage our competitive strengths and successfully execute our strategy in order to generate a superior long-term return on capital.

The key elements of our strategy are:

•	Maintain a Portfolio of Profitable Specialty Lines. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We use our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times.

•	Utilize Monoline Level of Expertise in Each Line of Business. We have teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by highly experienced underwriting personnel who are specialists in their unique business line.

•	Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We require significant amounts of data in our underwriting process and proactively monitor market trends to look for competitive threats to the lines of business in which we are operating as well as to analyze potential new lines that may provide attractive opportunities. We use information gathered to update and adjust the assumptions underlying our risk management models as appropriate.

•	Maintain Strong Risk Management Policies. We believe that a strong risk management culture is key to maximizing risk adjusted returns on capital, and managing volatility and other risks that could threaten the Company’s solvency. Our enterprise risk management techniques include sophisticated modeling technology and a detailed internal control structure that gives us a competitive advantage in managing our underwriting, investment and operational risks across the Company.

•	Maintain an Efficient Expense Structure. We believe an efficient expense structure will allow us to produce more profitable results and more easily deploy our resources to those lines of business that become more attractive as market conditions change. Several factors contribute to our low cost structure, including our utilization of brokerage distribution rather than direct placement, and our centralized risk management structure, which limits redundant expenses and systems.

•	Utilization of Reinsurance Protection to Enhance Risk Management. We have historically managed our portfolio risk by relying upon our underwriting analysis and portfolio diversification. When we are insuring correlated risks such as natural perils, we will purchase catastrophe reinsurance at a level consistent with the size of the individual book of business. In addition to being a critical tool for managing loss risk accumulations, reinsurance is also used to ensure our insurance businesses are of sufficient size to be considered a lead market for their products. In our Reinsurance business segment, we continue to believe that most reinsurance risk is difficult to reinsure and, therefore, the Company strategically reviews and underwrites this business on a net basis. However, we strategically purchase reinsurance across our entire portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.

•	Maintain a Portfolio of Investments to Generate Net Investment Income and Book Value Growth. We actively manage our investment portfolio within a risk adjusted, expected return framework. Our investment objectives focus on supporting the needs of the Company, adding value and managing investment risk efficiently. Flexibility exists within this framework to optimize asset allocation based on market opportunities to maximize our risk-adjusted returns.

•	Proactively Manage Our Capital Base. We actively manage our capital by allocating resources to underwriting and investment opportunities which we believe will offer the highest risk-adjusted return on capital. Over the long-term, we will continue to seek to return excess capital to our shareholders rather than use excess capital to underwrite business at unattractive pricing levels or coverage terms.

Business Segments

During 2006, we established two new global leadership roles within the Company to lead our reinsurance and insurance activities. Following year end, William Jewett was appointed President and Chief Executive Officer of our reinsurance business and is responsible for strategy, profitability and underwriting results for our reinsurance business worldwide. This appointment complimented an earlier appointment in 2006 of Michael Fujii to lead our global insurance business. In conjunction with the appointment of Mr. Jewett, Mr. Fujii assumed additional responsibilities as President and Chief Executive Officer of our insurance operations. In addition, as part of our management realignment, Daniel Izard was appointed Chief Operating Officer of Endurance, assuming global responsibility for operating effectiveness and shared services across our organization.

As a result of the above shift in our operating structure and the implementation of certain strategic initiatives during 2006, the Company changed its business segments to reflect the current manner by which the chief operating decision maker views and manages the business. As a result, we currently report two business segments — Insurance and Reinsurance. All segment data for prior reporting periods has been adjusted to reflect the current segment reporting. Financial data relating to our two segments is included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Audited Consolidated Financial Statements and related notes presented under Item 8 — Financial Statements and Supplementary Data.

Our two business segments and the related gross and net premiums written for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006		2005		2004
Business Segments	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Insurance	$576,745	$416,637	$421,431	$387,653	$359,702	$356,771
Reinsurance	1,371,889	1,327,919	1,390,737	1,374,987	1,351,655	1,340,249
Subtotal	$1,948,634	$1,744,556	$1,812,168	$1,762,640	$1,711,357	$1,697,020
Deposit Accounting(1)	(158,992)	(158,992)	(143,291)	(143,291)	—	—
Total	$1,789,642	$1,585,564	$1,668,877	$1,619,349	$1,711,357	$1,697,020

(1)	Reconciles gross premiums written by segment to the Company’s financial statement presentation.

Insurance

Our Insurance business segment is comprised of five lines of business: property, casualty, healthcare liability, workers’ compensation and professional lines. From our Bermuda office, we provide casualty, healthcare liability and professional lines insurance. From our United States offices, we provide property, casualty, workers’ compensation and professional lines insurance. From our London office, we provide property insurance. Gross and net premiums written for the lines of business in the Insurance business segment for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006		2005		2004
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$173,292	$61,290	$112,736	$91,774	$112,900	$110,400
Casualty	128,933	89,817	129,951	117,043	85,226	85,225
Healthcare Liability	106,988	106,988	117,120	117,120	111,097	111,098
Workers’ Compensation	93,779	86,867	—	—	—	—
Professional Lines	73,753	71,675	61,624	61,716	50,479	50,048
Total	$576,745	$416,637	$421,431	$387,653	$359,702	$356,771

We purchase reinsurance in managing the Insurance business segment. Insurance premiums ceded vary by line of business and are based on a number of factors, including market conditions. The benefits of ceding risks to third party reinsurers include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance purchased does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured, and as such, we seek out highly rated reinsurers and, where appropriate, request collateral in the form of funds held or letters of credit.

Property.    Our property insurance line of business is comprised of insured properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The properties insured are generally of a commercial nature and are spread across a variety of industries, such as real estate, retail, manufacturing, chemicals, financial services, utilities, telecommunications, construction, civil engineering and municipalities/institutions.

Casualty.    Our casualty insurance line of business provides third party liability insurance for a wide range of industry groups. Our excess casualty clients are typically Fortune 1000 companies with sophisticated risk management practices who generally retain large portions of their own risk and purchase large insurance limits. In addition, we write casualty insurance that targets middle market companies at lower attachment points for real estate, manufacturing, chemicals, financial, utilities, telecommunications, construction and other industries.

Healthcare Liability.    Our healthcare liability line of business is focused on excess hospital medical professional liability insurance. Within this market, we target institutional healthcare providers such as large, stand-alone hospitals, multi-hospital systems, university teaching hospitals and integrated healthcare delivery systems. We do not insure stand-alone individual physicians, physician groups or other healthcare professionals nor do we seek risks that are principally from long-term care facilities.

Workers’ Compensation.    Our workers’ compensation insurance line is primarily focused on niche markets in the U.S. Our target clients are small accounts written through local producers utilizing innovative technology and web-based systems to provide exceptional service to our clients. To support this business, we have entered into strategic relationships with seasoned and experienced specialists in the workers’ compensation insurance market.

Professional Lines.    Our professional lines insurance business includes directors’ and officers’ liability, errors and omissions, employment practices liability and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.

Reinsurance

Our Reinsurance business segment is comprised of seven lines of business: casualty, property, catastrophe, agriculture, marine, aerospace and surety and other specialty. From our Bermuda office, we provide casualty, property, catastrophe and aerospace reinsurance. From our United States offices, we provide casualty, property, agriculture, aerospace, marine and surety reinsurance. From our London office, we provide casualty, property and marine reinsurance. Gross and net premiums written, prior to deposit accounting adjustments, for the lines of business in the Reinsurance business segment for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006		2005		2004
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$400,111	$396,663	$385,604	$380,303	$401,393	$398,588
Property	318,883	310,795	361,859	360,517	441,369	436,201
Catastrophe	291,755	270,126	300,892	297,027	286,873	283,936
Agriculture	107,104	106,262	33,035	33,035	4,825	4,825
Marine	103,387	100,120	118,976	118,976	50,662	50,166
Aerospace	76,816	73,466	120,501	120,501	132,731	132,731
Surety and Other Specialty	73,833	70,487	69,870	64,628	33,802	33,802
Total	$1,371,889	$1,327,919	$1,390,737	$1,374,987	$1,351,655	$1,340,249

We purchase a limited amount of reinsurance in managing the Reinsurance business segment. The Company uses industry loss warranties and collateralized catastrophe reinsurance to protect against the risk of severe catastrophe events or the occurrence of multiple significant catastrophe events. Reinsurance purchased does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured and as such, we seek out highly rated reinsurers and, where appropriate, request collateral in the form of funds held or letters of credit.

Our primary lines of business in the Reinsurance business segment are as follows:

Casualty.    Our casualty reinsurance business line reinsures third party liability exposures from ceding companies on a treaty basis such as automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation.

Property.    Our property reinsurance business line reinsures property risks of ceding companies on a treaty basis. Property reinsurance covers claims from individual property insurance policies issued by our ceding company clients including both personal lines and commercial exposures (principally covering buildings, structures, equipment, contents and time element coverages). Loss exposures in this segment include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. We underwrite our property reinsurance line of business on both a proportional and excess of loss basis.

Catastrophe.    Our catastrophe reinsurance business line reinsures catastrophic perils for ceding companies on a treaty basis. The principal perils reinsured in our catastrophe reinsurance business include hurricanes, typhoons, earthquakes, floods, tornados, hail and fire, as well as certain workers’ compensation coverages.

Agriculture.    Our agriculture reinsurance business line reinsures risks associated with the production of food and fiber. Our agriculture reinsurance business line includes traditional treaty, proportional and aggregate stop loss reinsurance for primary insurance companies writing multiple peril, hail and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposure to yield or price.

Marine.    Our marine line of business consists of the reinsurance of bluewater hull, brownwater hull and cargo insurance business. Our marine reinsurance is underwritten on a proportional and non-proportional basis.

Aerospace.    Our aerospace line of business is comprised primarily of the reinsurance of aviation and space businesses. The aviation business includes hull, aircraft liability and aircraft products coverages. The space business includes satellite launch and in-orbit coverage.

Surety and Other Specialty.    Our surety and other specialty line of business consists of unique opportunities in a number of other reinsurance programs such as surety, personal accident and terrorism. Our surety business provides reinsurance on both a proportional and excess of loss basis. We provide surety reinsurance for contract and commercial surety as well as for the fidelity line of business. Our remaining business in this line represents a variety of contracts which are underwritten utilizing the expertise of our senior underwriting staff. These contracts are those that do not fit within our other lines of business detailed above.

Please see the Audited Consolidated Financial Statements’ Note 9 — ‘‘Segment Reporting’’ for additional information about our business segments and the geographic distribution of our gross premiums written for the last three fiscal years.

Distribution

We are a broker-market participant and conduct the majority of our business through insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks.

During 2006, Marsh & McLennan Companies, Inc. was the largest distributor of our Insurance and Reinsurance business segments. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2006, 2005 and 2004 is provided in the tables below:

Insurance Business Segment

	Percentage of Gross premiums written
Broker	2006	2005	2004
Marsh & McLennan Companies, Inc.	18.5%	33.6%	43.3%
Aon Corporation	12.4%	18.6%	23.0%
Willis Companies	6.8%	9.7%	10.6%
Swett & Crawford	6.5%	2.8%	—
American Wholesale Insurance Group	5.6%	1.6%	—
All Others	50.2%	33.7%	23.1%
Total	100.0%	100.0%	100.0%

Reinsurance Business Segment

	Percentage of Gross premiums written(1)
Broker	2006	2005	2004
Marsh & McLennan Companies, Inc. (including Guy Carpenter)	25.1%	24.9%	23.9%
Willis Companies	22.4%	15.0%	13.2%
Aon Corporation	22.3%	26.0%	33.4%
Benfield Group	12.6%	12.1%	11.8%
All Others	17.6%	22.0%	17.7%
Total	100.0%	100.0%	100.0%

(1)	Prior to deposit accounting adjustments.

Claims Management

Claims are managed by our experienced, technical claims teams located within our operating subsidiaries. The responsibilities of the claims staff include the review of initial loss reports, administration of claims databases, generation of appropriate responses to claims reports, identification and handling of coverage issues, determination of whether further investigation is required and where appropriate, retention of claims counsel, establishment of case reserves, payment of claims, managing salvage and subrogation and notification to reinsurers. In addition, our claims staff conducts audits of our insurance company clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and overall quality of our clients’ performance.

Upon receipt, claims notices are recorded by the claims staff within our underwriting, financial and claims systems. When the Company is notified of insured losses or discovers potential losses as part of its claims audits, claims personnel record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

Reserve for Losses and Loss Expenses

We are required by applicable insurance laws and regulations and accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to prudently establish these loss and loss expense reserves after evaluating on all information known to us as of the date they are recorded.

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

Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of losses from catastrophic events based upon our own historical claims experience is inherently difficult because of our short operating history and the potential severity of property catastrophe claims. Therefore, we utilize commercially available models, as well as historical reinsurance industry property catastrophe claims experience to supplement our own historical claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed regularly, and adjustments, if any, are recorded in earnings in the periods in which they are determined. Our loss and loss expense reserves are reviewed annually by our outside actuarial specialists.

While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and there can be no assurance that losses and loss expenses will not exceed the total reserves.

Enterprise Risk Management

We have developed a strong risk management culture within the Company through the establishment of various processes and controls focused on the Company’s risk exposures. Our enterprise risk management (‘‘ERM’’) activities are critical to the organization’s senior management, business units and Board of Directors. The goals of our ERM framework that drive our corporate strategy are as follows:

•	identify and manage the risks that threaten the Company and its solvency;

•	optimize the Company’s risk based capital position;

•	maximize the Company’s risk adjusted returns on capital;

•	manage underwriting, investment and operational volatility; and

•	communicate clearly our approach to our employees and external audiences.

In order to meet our ERM goals, the Company has established risk tolerances applicable to all areas of our business. In addition, we have developed processes, models and a detailed internal control structure to specifically address our risk exposures. The Company’s primary risk exposure areas are underwriting risk, including certain key underwriting risks associated with the pricing and exposure evaluation process, catastrophe correlation/aggregation and underwriting terms and conditions, loss reserve estimation process; investment risks, and operational risks. The following sections will more specifically address our method and procedures for addressing and managing these risks inherent to our business.

Underwriting and Risk Management.    Internal underwriting controls are established by our Chief Executive Officer and Chief Underwriting Officer. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with prudent practice and an understanding of each individual’s capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These letters contain our operating guidelines, a description of the analytic process to be followed, referral requirements broken down by sources of business, terms and conditions, situations and the limits capacity and annual premium for any one contract. Our profitability guidelines are attached to each such letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, and minimum return on risk based capital by line of business. Our profitability guidelines are regularly reviewed by the Chief Underwriting Officer and Chief Actuary to reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and our Risk Committee through regular reviews of the Company’s risk profile and reserve processes.

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

Before we review any program proposal, we consider the appropriateness of the client, including the quality of its management and its risk management strategy. In addition, we require each program to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered. We further request information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. If a program meets the preceding underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives.

It is our corporate objective to limit the risk of a significant loss on an economic basis from a one-in-one-hundred year series of catastrophic events to no more than 25% of our total capital. We define ‘‘economic basis’’ as premiums plus reinstatement premiums less incurred losses and loss expenses and acquisition expenses.

To achieve the above objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

We have licensed catastrophe modeling software from the principal modeling firms, including EQE, RMS and AIR. These software tools use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We have high standards for the quality and level of detail of such exposure data and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and surcharged for increased uncertainty. Our commitment to detailed exposure data precludes significant involvement as a retrocessionaire in the current market.

Data output from the software described above is incorporated in our proprietary models. Our proprietary systems include those for modeling risks associated with property catastrophe, healthcare liability, aviation, property and workers’ compensation business, various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments.

Data output from both our licensed and proprietary software models are used to estimate the amount of premium that is required to pay the long-term expected losses under the proposed contracts. The data output is also used to estimate correlation among both new business and our existing portfolio. The degree of correlation is used to estimate the incremental capital required to support our participation on each proposed risk, allowing us to deploy capital to contracts and calculate a return on consumed capital. Finally, the data output is used to monitor and control our cumulative exposure to individual perils across all of our businesses.

Our pricing of catastrophe reinsurance contracts is based on a combination of modeled loss estimates, actual ceding company loss history, surcharges for potential unmodeled exposures, fixed and variable expense estimates and profit requirements. The profit requirements are based on incremental capital usage estimates described above and our required return on consumed capital.

We have fully integrated our internal actuarial staff into the underwriting and decision making process. We use in-depth actuarial and risk analyses to evaluate contracts prior to authorization. In addition to internal actuaries and risk professionals, we make use of outside consultants as necessary to develop appropriate analyses for pricing. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis.

To monitor the catastrophe and correlation risk of our property insurance and property reinsurance business, we have subscribed to and utilize natural catastrophe modeling tools from EQE, RMS and AIR. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to the modeling companies to improve the efficiencies of these models. We also supplement the model output in certain territories with the results of our proprietary models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio.

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

In addition to the above technical and analytical practices, our underwriters use a variety of means, including specific contract terms, to manage our exposure to loss. These include occurrence limits, aggregate limits, reinstatement provisions and loss ratio caps. Additionally, our underwriters use appropriate exclusions, terms and conditions to further eliminate particular risks or exposures that our underwriting team deems to be outside of the intent of the coverage we are willing to offer. Our Bermuda underwriting location provides us with a particular advantage for certain lines of business because there are no regulatory limitations upon our use of coverage restrictions in insurance policies.

In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks to other reinsurers include reducing exposure on individual risks, protecting against catastrophic risks and maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 5 — ‘‘Reinsurance’’ in the Notes to the Consolidated Financial Statements of the Company.

Investment Risk Management.    Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships, risk management and auditing and accounting. Our investment team uses risk measurement tools in executing effective risk management to facilitate an opportunity focused and risk integrated approach to investing.

Our investment policy has been approved and is supervised by the Company’s Board of Directors and is implemented by our Chief Investment Officer and our investment management team. The Investment Committee of the Board of Directors also regularly monitors our overall investment results, reviews compliance with our investment objectives and investment policy, and ultimately reports our overall investment results to the full Board of Directors.

Our investment policy establishes authority for our investment activities and specifies risk tolerances and minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. This includes limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries. Our investment managers may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon the business we have written, the currency in which our loss reserves are denominated or regulatory requirements.

Our investment policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk budget, which estimates the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a specified period. In determining our investment decisions, we consider the impact of various catastrophic events, particularly those to which our insurance and reinsurance portfolio may be exposed, on our invested assets in order to protect our financial position. The investment risk budget is approved by the Investment Committee and revised quarterly based on market conditions and developing needs of the Company.

We utilize a number of capital-at-risk models, which include volatility-scenario based measures and value-at-risk (‘‘VaR’’) calculations to manage our aggregate investment risk exposures. Our capital-at-risk models also include the rating agencies assessment of risk capital. Volatility scenario — based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. We adjust our scenarios for a variety of extreme as well as expected outcomes. Our VaR analysis focuses on investment amounts that could be lost over a certain time horizon given a specified level of probability utilizing historic correlations and volatilities. The industry-standard VaR is typically more applicable to trading operations with short-term operations and utilizes only two years of historical data. We have adjusted this standard model given our longer time horizon and perspective, incorporating eight years of historical data, no time decay and a 95% confidence level. Management and the Board of Directors regularly reviews investment strategy allocations, risk and capital allocations, expected returns and expected return on capital.

The portfolio is widely diversified between different types of fixed income securities including corporate, agency, asset-backed and mortgage-backed securities and our policy limits ensure broad issuer diversification. The credit quality of our fixed maturity portfolio is primarily A or better with a AAA average.

We utilize external portfolio managers to oversee the day-to-day activities of our investment portfolio, thus effectively leveraging internal capabilities with external resources. Our investment professionals actively monitor our investment managers’ performance within the established investment objectives.

Investments

We follow an investment strategy designed to optimize book value growth and net investment income at an appropriate level of risk considering market conditions and business considerations while providing sufficient liquidity to meet claims. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. At December 31, 2006, our aggregated invested assets, including pending securities transactions, consisted of $4.7 billion of investment grade fixed maturities, $0.5 billion of cash and cash equivalents and $0.3 billion of alternative investments.

Our fixed maturity and alternative investment portfolios are managed by external investment management firms in accordance with the investment policy set by the Investment Committee of our Board of Directors. The average credit quality of our fixed maturity investments is AAA/Aaa. Short-term instruments must be rated a minimum of A-1/P-1. The target duration is 3.0 years. At December 31, 2006, the average duration of our invested assets was 2.44 years.

The following tables set forth the types of securities in our fixed maturity portfolio, excluding cash equivalents and short-term securities, and their fair values and amortized costs as of December 31, 2006 and 2005:

	December 31, 2006
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies	$878,091	$1,302	$(3,250)	$876,143
Non-U.S. government securities	244,415	287	(2,502)	242,200
Corporate securities	881,429	2,466	(10,077)	873,818
Mortgage-backed securities	2,108,017	4,815	(25,330)	2,087,502
Asset-backed securities	637,867	636	(3,962)	634,541
Total	$4,749,819	$9,506	$(45,121)	$4,714,204

	December 31, 2005
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies	$998,280	$2,898	$(10,505)	$990,673
Non-U.S. government securities	228,394	2,040	(1,131)	229,303
Corporate securities	687,464	2,801	(9,169)	681,096
Mortgage-backed securities	1,851,386	2,756	(27,663)	1,826,479
Asset-backed securities	601,858	126	(6,196)	595,788
Total	$4,367,382	$10,621	$(54,664)	$4,323,339

U.S. Government and Agencies.    U.S. government and agency securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation (‘‘FreddieMac’’) and the Federal National Mortgage Association (‘‘FannieMae’’).

Non-U.S. Government Securities.    Non U.S. government securities represent the fixed income obligations of non-U.S. governmental entities, including state and municipal securities issued by states, cities or municipalities in the United States.

Corporate Securities.    Corporate securities are comprised of bonds issued by corporations, primarily rated A−/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds, issued by corporations rated below BBB−. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in our portfolio represented less than 0.8% of total invested assets including pending securities transactions at December 31, 2006. We had no realized credit related losses during 2006.

Mortgage-Backed Securities.    The majority of the mortgage-backed securities in our investment portfolio are FreddieMac, FannieMae and AAA−rated non-agency securities. They are collateralized by residential and commercial mortgages. Our portfolio has relatively low cash flow variability as compared to the overall mortgage market. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flow will be received.

Asset-Backed Securities.    Asset-backed securities are diversified both by type of collateral and issuer. Most of our asset-backed securities are AAA-rated bonds backed by pools of automobile loan receivables and credit card receivables, home equity loans and other collateral originated by a variety of financial institutions.

The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include performance of the underlying consumer or corporate loans, which act as collateral to these securities.

The investment ratings (provided by major rating agencies) for fixed maturity securities held as of December 31, 2006 and 2005 and the percentage of our total fixed maturity securities they represented at such date were as follows:

	2006		2005
Ratings	Fair Value	Percent of Total	Fair Value	Percent of Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$876,143	18.6%	$990,673	22.9%
AAA/Aaa	3,119,196	66.2%	2,721,235	62.9%
AA/Aa	291,615	6.2%	210,779	4.9%
A/A	359,524	7.6%	400,652	9.3%
BBB	6,481	0.1%	—	—
Below BBB	60,694	1.2%	—	—
Not rated	551	0.1%	—	—
Total	$4,714,204	100.0%	$4,323,339	100.0%

The maturity distribution for fixed maturities held as of December 31, 2006 and 2005 was as follows:

	2006		2005
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$202,241	$201,642	$146,042	$145,676
Due after one year through five years	1,314,642	1,305,760	1,167,962	1,156,792
Due after five years through ten years	409,673	408,647	486,492	483,345
Due after ten years	77,379	76,112	113,642	115,259
Mortgage-backed securities	2,108,017	2,087,502	1,851,386	1,826,479
Asset-backed securities	637,867	634,541	601,858	595,788
Total	$4,749,819	$4,714,204	$4,367,382	$4,323,339

Alternative Funds.    As of December 31, 2006, our Board of Directors have approved the investment of up to 14.2% of total shareholders’ equity or approximately $300 million of our invested assets in alternative funds, which invest largely in senior secured bank debt and high yield securities, distressed debt, derivatives and equity long/short strategies. As of December 31, 2006, we held $253.1 million of such alternative funds.

Our investment in alternative funds is recorded on our balance sheet as investments in other ventures, under equity method accounting. Our investments in other ventures had a carrying value of $253.1 million at December 31, 2006, which approximates fair value. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the alternative funds. These net valuations are established based upon the valuation criteria in the governing documents of the alternative funds. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares or partnership interests of the alternative funds. Due to a delay in the valuations reported by the fund managers, our investments in these alternative funds are generally reported on a one month lag. Many of the alternative funds are subject to restrictions on redemptions and sale which are determined by the governing documents and thereby limit our ability to liquidate these investments in the short term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the alternative funds are included in net investment income and totaled $29.1 million for the year ended 2006.

We have engaged our investment managers to provide investment advisory and management services. We have agreed to pay investment management fees, which vary depending on the amount of assets under management, and are included in net investment income. These agreements may be terminated by either party upon written notice.

Our investment returns for the year ended December 31, 2006, 2005 and 2004 were as follows:

Investment Returns	2006	2005	2004
	(U.S. dollars in thousands)
Net investment income from investments in other ventures	$29,073	$13,346	$6,036
Other net investment income	228,376	167,105	116,023
Net investment income	$257,449	$180,451	$122,059
Net realized (losses) gains on sales of investments	(20,342)	(8,244)	6,130
Net decrease in unrealized loss	(3,513)	(51,727)	(18,487)
Total net investment return	$233,594	$120,480	$109,702

During the year ended December 31, 2006, the Company identified securities which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value at the time of impairment, and the Company realized losses of $13.4 million in relation to these securities for 2006 (2005 – $Nil; 2004 – $Nil).

Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. During 2006, S&P undertook a review of our ratings and upgraded the financial strength rating of Endurance Holdings and its operating subsidiaries to an ‘‘A’’ (Strong), with a stable outlook. Also during 2006, A.M. Best undertook a review of Endurance Holdings and its operating subsidiaries and reaffirmed a financial strength rating of ‘‘A−’’ (Excellent), with a positive outlook. Endurance Holdings and its operating subsidiaries maintain a Moody’s rating of A2, with a stable outlook.

The objective of A.M. Best’s and S&P’s rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s and S&P’s opinions of our capitalization, performance and management, and are not applicable to our securities and are not a recommendation to buy, sell or hold such securities. A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (In Liquidation), and includes 16 separate ratings categories. Within these categories, ‘‘A++’’ (Superior) and ‘‘A+’’ (Superior) are the highest, followed by ‘‘A’’ (Excellent) and ‘‘A−’’ (Excellent). Publications of A.M. Best indicate that the ‘‘A’’ and ‘‘A−’’ ratings are assigned to those companies that, in A.M. Best’s opinion, have demonstrated an excellent ability to meet their obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. The rating ‘‘A−’’ (Excellent) by A.M. Best is the fourth highest of 15 rating levels.

S&P maintains a letter rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (Under Regulatory Supervision). Within these categories, ‘‘AAA’’ (Extremely Strong) is the highest, followed by ‘‘AA+’’, ‘‘AA’’ and ‘‘AA−’’ (Very Strong) and ‘‘A+’’, ‘‘A’’ and ‘‘A−’’ (Strong). Publications of S&P indicate that the ‘‘A+’’, ‘‘A’’ and ‘‘A−’’ ratings are assigned to those companies that, in S&P’s opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. These ratings may be changed, suspended, or withdrawn at the discretion of S&P. The rating ‘‘A’’ (Strong) by S&P is the sixth highest of twenty-one rating levels.

Moody’s maintains a letter rating system ranging from ‘‘Aaa’’ to ‘‘C.’’ Within these categories, ‘‘Aaa’’ is the highest, followed by ‘‘Aa’’ and ‘‘A.’’ Within each of these categories, ratings are further broken down into ‘‘Aa1,’’ ‘‘Aa2’’ and ‘‘Aa3.’’ Ratings may be changed, suspended, or withdrawn at the discretion of Moody’s. The rating ‘‘A2’’ by Moody’s is the sixth highest of twenty-one rating levels.

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

In our Insurance business segment, where competition tends to be focused more on availability, service and considerations other than price, we compete with insurers that provide property and casualty based lines of insurance in each of our markets as follows:

North America — ACE Ltd. (‘‘ACE’’), American International Group (‘‘AIG’’), Arch Capital Group Ltd. (‘‘Arch’’), Factory Mutual Insurance Company, RLI Corp., Axis Capital Holdings Group (‘‘Axis’’) and Zurich Financial Services Group (‘‘Zurich’’).

Europe — ACE, Allianz AG, Lloyd’s, Royal & Sun Alliance Insurance Group Plc and Zurich.

Bermuda — ACE, AIG, Starr Excess Liability Insurance Co Ltd. (‘‘Starr Excess’’), XL Capital Ltd. (‘‘XL’’) and Zurich.

In our Reinsurance business segment, we compete in the global reinsurance market place and our main competitors in North America, Europe and Bermuda include the following:

North America — Folksamerica Re, General Re Corporation, Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (‘‘Munich Re’’), Partner Reinsurance Company Ltd. (‘‘PartnerRe’’), Swiss Reinsurance Company (‘‘Swiss Re’’), Transatlantic Reinsurance Company, and XL.

Europe — General Cologne Re, Hannover Ruckversicherungs-Aktiengesellschaft, Lloyd’s, Munich Re, PartnerRe, SCOR Reinsurance Company, Swiss Re and XL.

Bermuda — ACE, Arch, Axis, IPC Holdings Ltd., Montpelier Re Holdings Ltd., PartnerRe, Renaissance Reinsurance Ltd. and XL.

In general, we believe operating conditions in 2006 in the insurance and reinsurance marketplace were more favorable for our property lines of business, especially for U.S. risks having coastal storm and earthquake exposure. Operating conditions for our insurance and reinsurance casualty lines were more challenging in 2006. Pricing pressures and increased capacity were seen in many of our casualty lines. However, we retained our underwriting discipline throughout this period by turning away business when terms and conditions did not meet our underwriting requirements. In 2007, we expect to experience increased competition in certain catastrophe-exposed segments of our business. This increased competition is expected to emerge as a result of the increased levels of capital held by companies, along with reductions in demand for insurance and reinsurance in certain catastrophe exposed markets. This shift has the potential to produce a mismatch between the supply and demand for insurance and reinsurance products and may result in price reductions for some of our products. Outside of the catastrophe-exposed risks, we expect a generally stable to slightly declining pricing environment.

Employees

As of February 23, 2007, we had 484 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

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

Our success depends upon our ability to accurately assess the risks associated with the businesses that we insure or reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined continually in an ongoing process as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Moreover, these uncertainties are greater for companies like us than for those with a longer operating history because we do not yet have an extensive loss history. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate.

To the extent we determine that actual losses and loss expenses exceed our expectations and loss reserves recorded in our financial statements, we will be required to immediately increase our reserve for losses and loss expenses. This could cause a material reduction in our profitability and capital.

As a property and catastrophe insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.

Our property and catastrophe insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan and earthquakes in California and the New Madrid region of the United States. The loss experience of property catastrophe insurers and reinsurers has generally been characterized as low frequency but high severity in nature. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our premiums will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted. See ‘‘Item 1. Business — Underwriting and Risk Management.’’

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

If actual renewals of our existing contracts do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected.

Our contracts are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. If actual renewals do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a large number of reinsurance contracts are subject to renewal.

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

We may be unable to purchase reinsurance and our net income could be reduced or we could incur a net loss in the event of an unusual loss experience.

We purchase reinsurance if it is deemed prudent from a risk mitigation perspective or if it is expected to have a favorable cost/benefit relationship relative to our retained risk portfolio. Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of our control, may reduce to some extent our ability to use reinsurance to balance exposures across our reinsurance or insurance operations. Accordingly, we may not be able to obtain our desired amounts of reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance from entities with satisfactory creditworthiness.

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Kenneth J. LeStrange, our Chief Executive Officer, President and Chairman of the Board of Directors, Michael J. McGuire, our Chief Financial Officer, Michael E. Angelina, Chief Actuary and Risk Officer and David S. Cash, our Chief Underwriting Officer. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. All of our 50 Bermuda-based professional employees who require work permits, including Messrs. LeStrange, McGuire and Angelina, have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

A decline in the financial strength ratings of Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance or Endurance U.S. Insurance could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. We currently maintain an A.M. Best financial strength rating of ‘‘A−’’ (Excellent) with a positive outlook and an S&P financial strength rating of ‘‘A’’ (Strong) with a stable outlook. If our ratings are reduced from their current level by A.M. Best or S&P, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below ‘‘B++’’ (one level below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.

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

Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares, class A shares and 7.75% Non-Cumulative Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’), and make other payments. Under the Bermuda Companies Act 1981, as amended (the ‘‘Companies Act’’), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Series A Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Series A Preferred Shares have been declared and paid. Preference shares, including the Series A Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings. For a discussion of the legal limitations on our subsidiaries’ ability to pay dividends to Endurance Holdings and of Endurance Holdings to pay dividends to its shareholders, see ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.’’

The cost of reinsurance security arrangements may materially impact our margins.

As a Bermuda reinsurer, Endurance Bermuda is required to post collateral security with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers, such as Endurance Bermuda. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusteed assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $900 million in letters of credit under our letter of credit and revolving credit facility that expires on April 18, 2010. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.

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

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturities. Our income derived from our invested assets (including net realized losses) was $237.1 million for the year ended December 31, 2006. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.

With respect to our liabilities, we strive to structure our investments in a manner that recognizes their cash flow profile and resulting potential liquidity needs. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability profile. However, if our liquidity needs or liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in that manner. The market value of our fixed maturity investments will be subject to fluctuations depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

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

We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2006, approximately 17% of our gross premiums, prior to deposit accounting adjustments, were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars (‘‘Major Currencies’’). We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. In the year ended December 31, 2006, our top four brokers represented approximately 69.2% of our gross premiums written before deposit accounting adjustments. See ‘‘Item 1. Business — Distribution.’’ Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. To date we have not experienced any losses related to such credit risks.

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

Recent examples of emerging claims and coverage issues include:

•	larger settlements and jury awards for professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance;

•	a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices related to the conduct of our business; and

•	increased litigation and regulatory involvement in the claims settlement process from claims arising from Hurricanes Katrina, Rita and Wilma.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.

We operate in a highly competitive environment which could adversely impact our operating margins.

The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers. For information regarding competition in each of our business segments, see ‘‘Item 1. Business — Business Segments.’’ Many of our competitors have greater financial, marketing and management resources. A number of newly-organized, Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

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

Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and fines and other sanctions, which could have a material adverse effect on our business. See ‘‘Regulatory Matters’’ below.

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

Endurance Holdings and Endurance Bermuda are Bermuda companies and Endurance U.K. is an English company. Endurance Holdings, Endurance Bermuda and Endurance U.K. each intend to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code, or regulations or court decisions, the Internal Revenue Service (‘‘IRS’’) might contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are/is engaged in a trade or business in the United States. If Endurance Holdings, Endurance Bermuda and/or Endurance U.K. were engaged in a trade or business in the United States, and if Endurance U.K. or Endurance Bermuda were to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business were attributable to a ‘‘permanent establishment’’ in the United States (or in the case of Endurance Bermuda, with respect to investment income, arguably even if such income were not attributable to a ‘‘permanent establishment’’), Endurance Holdings, Endurance U.K. and/or Endurance Bermuda would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% ‘‘branch profits’’ tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.

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

We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2006. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2006 year or any future year. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See ‘‘Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Passive Foreign Investment Companies.’’

REGULATORY MATTERS

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

Bermuda

The Insurance Act 1978 of Bermuda and related regulations, as amended (the ‘‘Insurance Act’’), regulates the insurance business of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the BMA under the Insurance Act. Endurance Bermuda is registered as a Class 4 insurer by the BMA; however, as a holding company, Endurance Holdings is not subject to Bermuda insurance regulations. Insurance, as well as reinsurance, is regulated under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether (a) it has fulfilled the minimum criteria with respect to the body corporate, (b) it has, or has available to it, adequate knowledge and expertise to operate an insurance business and (c) the premises intended to be used in the business are adequate for the conduct of the business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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

The BMA utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. We believe that the BMA’s risk based approach will not have a material impact on Endurance Bermuda’s operations. As part of the BMA’s risk based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3 and Class 4 insurers. The BMA has also recently adopted guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act.

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

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda’s principal office is its executive offices in Pembroke, Bermuda. Michael J. McGuire has been appointed by the Board of Directors as Endurance Bermuda’s principal representative and has been approved by the BMA. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Insurance Act applies has occurred. Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio would be a reportable ‘‘event.’’

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

Loss Reserve Specialist

As a registered Class 4 insurer, Endurance Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Michael E. Angelina, Chief Actuary and Risk Officer for the Company, has been appointed by our Board of Directors and has been approved by the BMA to act as Endurance Bermuda’s loss reserve specialist.

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

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of Endurance Bermuda if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Endurance Bermuda to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting. If it appears to the BMA that there is a risk of Endurance Bermuda becoming insolvent, or that Endurance Bermuda is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Endurance Bermuda (i) not to effect further contracts of insurance, or any contract of insurance of a specified description; (ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; and (ix) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time.

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

Bermuda Guidance Notes

The BMA has issued Guidance Notes on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the BMA issued the Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Endurance Bermuda and other relevant parties to observe at all times.

Controller Notification

Each shareholder or prospective shareholder will be responsible for notifying the BMA in writing within 45 days of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Endurance Holdings and ultimately Endurance Bermuda. The BMA may serve a notice of objection on any controller of Endurance Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller. Endurance Bermuda will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of Endurance Bermuda. The Notice has to be given within 45 days of Endurance Bermuda becoming aware of the relevant facts.

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without a work permit issued by the Department of Immigration. Work permits may be granted or extended by the Bermuda Government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda Government announced a policy that places six-year term limits on individuals’ work, with certain exemptions for key employees.

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

Endurance U.K. has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance in all classes of general business (limited in the case of credit and surety to reinsurance only) except legal expenses and assistance business. On January 14, 2005, as a result of the implementation by the United Kingdom Government of the Insurance Mediation Directive (2002/92/EC) various additional activities, which had previously been unregulated, fell within the scope of FSA regulation.

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

In December, 2004, the FSA prompted a market initiative in the United Kingdom insurance industry to resolve perceived problems resulting from contract uncertainty, which may exist where the full terms and conditions of a contract of insurance or reinsurance are not established at or before the time when the contract comes into force. The FSA’s stated preferred outcome was that a market solution should be produced which met the regulator’s main concerns, which were that policyholders should know precisely what protection they have bought; and that insurers, reinsurers and brokers should have a clearer view, at the time of inception of a contract of the relevant legal, fiduciary, operational and underwriting risks to which they are subject. On January 24, 2007, the FSA announced that the insurance industry had met the challenge laid down by the regulator to achieve a solution to contract certainty in the United Kingdom. Accordingly, the FSA does not, at present, intend to propose new rules to address the problem. However, the FSA also stated that contract certainty would continue to be a supervisory priority in 2007 and that, in those cases where it believes that firms have fallen behind the rest of the market in reducing the number of contracts that do not meet the market’s contract certainty standards, it would consider regulatory action to address this. This action might include increases in required regulatory capital or the commencement of enforcement action.

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

Solvency Requirements

The FSA’s General Prudential Sourcebook and Prudential Sourcebook for Insurers (together, the ‘‘Prudential Sourcebooks’’) require that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Prudential Sourcebooks, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Prudential Sourcebooks. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the E.U. Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required minimum margin of solvency of Endurance UK. Endurance U.K. continuously monitors its solvency capital position and maintains capital in excess of the required minimum margin of solvency. Each insurance company writing various classes of business is also required by the Prudential Sourcebooks to maintain equalization provisions calculated in accordance with the provisions of the Prudential Sourcebook for Insurers.

Insurers are required to calculate an Enhanced Capital Requirement (‘‘ECR’’) in addition to their required minimum solvency margin and to report it to the FSA (though the ECR is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance (‘‘ICG’’) regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA and has agreed with the FSA the bases and methodology for this calculation. This calculation is used along with other tools by the FSA to help establish the ICG. Endurance U.K. is currently calculating the ECR for December 31, 2006. Should Endurance U.K. not meet this test, additional capital may be required.

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

Restrictions on Dividend Payments

U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. The FSA’s rules require Endurance U.K. to notify the FSA of any proposed or actual payment of a dividend. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment.

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

Intervention and Enforcement

The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Prudential Sourcebooks and breaches of the conduct of business rules generally applicable to authorized persons. The FSA also has the power to prosecute criminal offences arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA’s stated policy is to pursue criminal prosecution in all appropriate cases.

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

U.S. Regulation

Endurance U.S. Reinsurance was organized under the laws of New York on September 5, 2002. On December 18, 2002, Endurance U.S. Reinsurance received a license to write certain lines of insurance and reinsurance business from the New York State Insurance Department. On August 1, 2005, Endurance U.S. Reinsurance acquired Endurance American Specialty Insurance Company, a Delaware insurance company, which transacts business on a surplus lines basis. On June 5, 2006, Endurance U.S. Reinsurance acquired Endurance American Insurance Company, a Delaware insurance company, which transacts business on an admitted basis.

New York Insurance Holding Company Regulation of Endurance Holdings

Endurance Holdings, as the indirect parent of Endurance U.S. Reinsurance and Endurance U.S. Insurance, and Endurance U.S. Holdings Corp., as the direct parent of Endurance U.S. Reinsurance, are subject to the insurance holding company laws of New York and Delaware, the states in which Endurance U.S. Reinsurance and Endurance U.S. Insurance are organized and domiciled, respectively. These laws generally require, among other things, the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system involving Endurance U.S. Reinsurance and Endurance U.S. Insurance, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the New York Superintendent of Insurance (the ‘‘New York Superintendent’’) and the Delaware Commissioner of Insurance (the ‘‘Delaware Commissioner’’), respectively.

Changes of Control

Before a person can acquire control of a U.S. domestic insurer (or reinsurer), prior written approval must be obtained from the insurance commissioner of the state where the insurer (or reinsurer) is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer (or reinsurer), the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Endurance Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of both Endurance U.S. Reinsurance and Endurance U.S. Insurance, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable

State Insurance Regulation of Endurance U.S. Reinsurance and Endurance U.S. Insurance

The terms and conditions of reinsurance agreements generally are generally not subject to regulation by any U.S. state insurance department with respect to rates or policy terms unlike primary insurance agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

State insurance authorities have broad regulatory powers with respect to various aspects of the business of both Endurance U.S. Reinsurance and Endurance U.S. Insurance including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction. State insurance laws and regulations require Endurance U.S. Reinsurance and Endurance U.S. Insurance to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business; and the operations of Endurance U.S. Reinsurance and Endurance U.S. Insurance are subject to examination by those departments at any time. Endurance U.S. Reinsurance and Endurance U.S. Insurance prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

State Dividend Limitations

Under the New York and Delaware insurance law, Endurance U.S. Reinsurance and Endurance U.S. Insurance, respectively, may only pay dividends to their respective parent companies out of earned surplus. Under the New York insurance law, earned surplus is defined as the portion of the insurer’s surplus that represents net earnings, gains or profits, after deduction of all losses, that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. In Delaware, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the Delaware Commissioner, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.

In addition, the ability of Endurance U.S. Reinsurance to declare or pay any dividend to its direct parent company, Endurance U.S. Holdings Corp., which, together with all dividends declared or distributed by it during the preceding twelve months, exceeds the lesser of:

1.	ten percent of Endurance U.S. Reinsurance’s surplus to policyholders as shown on its last statement on file with the New York Superintendent; or

2.	one hundred percent of Endurance U.S. Reinsurance’s adjusted net investment income during that period will be subject to the prior approval of the New York Superintendent.

The ability of Endurance U.S. Insurance to declare or pay any dividend, together with all dividends declared or distributed by it within the preceding twelve months exceeds the greater of:

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

The dividend limitations imposed by the New York and Delaware Insurance Law is based on the statutory financial results of Endurance U.S. Reinsurance and Endurance U.S. Insurance determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2006, 2005 and 2004, neither Endurance U.S. Reinsurance nor Endurance U.S. Insurance had earned surplus, and therefore, both entities will be precluded from declaring or distributing any dividend until each entity has earned surplus.

New York and Delaware State Risk-Based Capital Regulations

The New York and Delaware insurance laws require that insurers report their risk-based capital (‘‘RBC’’) based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The State insurance departments use the formula only as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the state insurance departments as to the use and publication of RBC data. The New York Superintendent and Delaware Commissioner have explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels.

Statutory Accounting Practices

Statutory accounting practices, or ‘‘SAP,’’ are a basis of accounting developed to assist U.S. insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

U.S. GAAP concerns an insurer’s solvency, but it also concerns other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by the New York and Delaware Departments of Insurance, determine, among other things, the amount of statutory surplus and statutory net income of Endurance Holdings’ U.S. insurance company subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends to their respective parent companies.

Operations of Endurance U.K. and Endurance Bermuda

Endurance U.K. and Endurance Bermuda are not admitted to do business in any state in the United States. Insurance laws of each state of the United States and of many other countries restrict or prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted alien insurers and reinsurers such as Endurance U.K. and Endurance Bermuda.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing ‘‘credit for reinsurance’’ which are imposed on their ceding companies. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of written premiums which applies to the remaining portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. As stated above, Endurance U.K. and Endurance Bermuda are not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed or non-accredited reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

We do not believe that Endurance U.K. and Endurance Bermuda are in violation of insurance laws of any jurisdiction in the United States. There can be no assurance however, that inquiries or challenges to Endurance U.K.’s or Endurance Bermuda’s insurance or reinsurance activities will not be raised in the future.

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

United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares

Shareholders Who Are U.S. Persons

Dividends.    Distributions with respect to ordinary shares and Series A Preferred Shares (including the payment of additional amounts, in the case of the Series A Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the ‘‘controlled foreign corporation,’’ ‘‘related person insurance income’’ and ‘‘passive foreign investment company’’ rules. These dividends should constitute ‘‘qualified dividend income’’ as defined in Section 1(h)(11)(B) of the Code and, thus, should be entitled to the 15% preferential federal income tax rate applicable to ‘‘qualified dividends’’ received before January 1, 2011 by certain shareholders (such as individuals), provided that we are not considered a PFIC or a foreign investment company.

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

Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.    Each ‘‘10% U.S. Shareholder’’ of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities, in such corporation on the last day, in such year, in which such corporation is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart F income is not distributed. A foreign corporation is considered a CFC if ‘‘10% U.S. Shareholders’’ own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. The Series A Preferred Shares should not be considered voting stock for purposes of determining whether a U.S. Person would be a ‘‘10% U.S. Shareholder’’ unless and until there exists a Nonpayment Event which triggers the Series A Preferred Shareholders’ right to elect two additional directors to the board of directors of Endurance Holdings. In such case, the Series A Preferred Shares should be treated as voting stock for as long as such right continues.

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

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned directly, indirectly through certain foreign entities or constructively 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as ordinary income to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. For these purposes, the Series A Preferred Shares should not be considered as having voting power unless and until there exists a Nonpayment Event which triggers the Series A Preferred Shareholders’ right to elect two additional directors to the board of directors of Endurance Holdings. In such case, the Series A Preferred Shares should be treated as voting stock for as long as such right continues.

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

Redemption of Series A Preferred Shares.    Subject to the discussion herein relating to the application of the RPII and PFIC rules, under Section 302 of the Code, a redemption of the Series A Preferred Shares will be treated as a dividend to the extent of our current and accumulated earnings and profits, unless such redemption satisfies the tests set forth under Section 302(b) of the Code, which would treat the redemption as a sale or exchange subject to taxation as described above under ‘‘Dispositions of Ordinary Shares and Series A Preferred Shares.’’ A redemption will be treated as a sale or exchange if: (i) it is ‘‘substantially disproportionate,’’ (ii) constitutes a ‘‘complete termination of the holder’s stock interest’’ in us, or (iii) is ‘‘not essentially equivalent to a dividend’’, each within the meaning of Section 302(b) of the Code. In determining whether any of these tests are satisfied, shares considered to be owned by a U.S. Person by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. Because the determination as to whether any of the alternative tests of Section 302(b) of the Code is satisfied with respect to a particular holder of the Series A Preferred Shares will depend on the facts and circumstances as of the time the determination is made, U.S. shareholders should consult their tax advisors, at such time, to determine their tax treatment in light of their particular circumstances.

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

Information Reporting and Backup Withholding.    Information returns may be filed with the IRS in connection with payments of dividends with respect to our ordinary shares or Series A Preferred Shares and the proceeds from a sale or other disposition of the shares unless the shareholder establishes an exemption from the information reporting rules. A U.S. Person holding our ordinary shares or Series A Preferred Shares that does not establish such an exemption may be subject to U.S. backup withholding tax on these payments if the holder fails to provide its taxpayer identification number or otherwise comply with the backup withholding rules. The amount of any backup withholding from a payment to a U.S. Person will be allowed as a credit against the U.S. Person’s U.S. federal income tax liability and may entitle such person to a refund, provided that the required information is furnished to the IRS.

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

AVAILABLE INFORMATION

General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Investment, Nominating and Corporate Governance and Underwriting Committees of our Board of Directors, can be found at www.endurance.bm. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission (the ‘‘SEC’’). Any of the above referenced documents can also be obtained in print, free of charge, by contacting the Secretary at Endurance Specialty Holdings Ltd., Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.

Item 1B.	Unresolved Staff Comments

The Company had no outstanding, unresolved comments from the SEC staff at December 31, 2006.

Item 2.	Properties

The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office are located. Additionally, the Company and its subsidiaries lease office space in the United States and the United Kingdom including White Plains, New York; New York, New York; Chicago, Illinois; Los Angeles, California; San Francisco, California and London, England. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2006, please see Note 11 — ‘‘Commitments and Contingencies’’ of our Audited Consolidated Financial Statements.

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

None.

PART II

Item 5.	Market for the Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are publicly traded on the New York Stock Exchange (‘‘NYSE’’) under the symbol ‘‘ENH.’’ The following table sets forth, for the fiscal quarters and periods indicated, the high and low sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2005
First quarter	$37.85	$33.22
Second quarter	38.00	35.80
Third quarter	39.64	30.16
Fourth quarter	37.48	31.00
2006
First quarter	$36.13	$30.69
Second quarter	32.77	29.83
Third quarter	35.38	29.80
Fourth quarter	37.89	34.45

Number of Holders of Ordinary Shares

The approximate number of record holders of our ordinary shares as of February 23, 2007 was 202, not including beneficial owners of shares registered in nominee or street name.

Dividend History and Restrictions

We paid a quarterly dividend of $0.25 per ordinary share in each of the four quarters of 2006 and 2005. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2006, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $696 million. At December 31, 2006, Endurance U.S. Reinsurance, Endurance U.S. Insurance and Endurance U.K. were precluded by regulatory restrictions from declaring or distributing dividends. Our credit facilities prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of our Series A Preferred Shares prohibit dividends from being declared or paid on ordinary shares unless the full dividends for the latest completed dividend period on all outstanding Series A Preferred Shares have been declared and paid.

For a description of working capital restrictions and other limitations upon the payment of dividends, see ‘‘Item 1. Business — Regulatory Matters,’’ ‘‘Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and ‘‘Item 8. Financial Statements and Supplementary Data’’ Note 17 to the Company’s Audited Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information for the years ended and as of the dates indicated. As described in Note 1 to our Audited Consolidated Financial Statements included elsewhere in the Company’s Annual Report on Form 10-K, our Audited Consolidated Financial Statements include the accounts of Endurance Holdings, Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance and Endurance U.S. Insurance.

We derived the following selected consolidated financial for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information along with the information contained in the Company’s Annual Report on Form 10-K, including ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31, 2006, 2005, 2004, 2003 and 2002	2006	2005	2004	2003	2002
	(U.S. dollars in thousands, except for per share amounts)
Selected Income Statement Data:
Gross premiums written(a)	$1,789,642	$1,668,877	$1,711,357	$1,601,997	$798,760
Net premiums written(b)	1,585,564	1,619,349	1,697,020	1,597,844	764,918
Net premiums earned	1,638,574	1,723,694	1,632,600	1,173,947	369,489
Net investment income	257,449	180,451	122,059	71,010	42,938
Net realized (losses) gains on sales of investments	(20,342)	(8,244)	6,130	5,718	6,730
Net losses and loss expenses	827,630	1,650,943	937,330	663,696	204,455
Acquisition expenses	317,489	331,309	329,784	230,549	64,013
General and administrative expenses	190,373	146,419	133,725	100,657	49,999
Net income (loss)	498,126	(220,484)	355,584	263,437	102,066
Preferred Dividends	(15,500)	(2,720)	—	—	—
Net income (loss) available to common shareholders	482,626	(223,204)	355,584	263,437	102,066
Per Share Data:
Dividends declared and paid per common share	$1.00	$1.00	$0.81	$0.32	$—
Basic earnings (loss) per common share	$7.26	($3.60)	$5.66	$4.19	$1.74
Diluted earnings (loss) per common share	$6.73	($3.60)	$5.28	$4.00	$1.73
Weighted average number of common shares outstanding:
Basic	66,436	62,029	62,781	62,933	58,699
Diluted	71,755	62,029	67,283	65,900	58,858

As of December 31,	2006	2005	2004	2003	2002
	(U.S. dollars in thousands)
Selected Balance Sheet Data:
Cash and investments	$5,515,044	$4,953,237	$3,940,353	$2,674,232	$1,663,249
Total assets	6,925,554	6,348,407	5,224,398	3,458,518	2,054,594
Reserve for losses and loss expenses	2,701,686	2,603,590	1,549,661	833,158	200,840
Reserve for unearned premiums	843,202	803,629	897,605	824,685	403,305
Debt	447,172	447,092	391,280	103,029	192,000
Preferred stock, Series A non-cumulative	8,000	8,000	—	—	—
Total shareholders’ equity	2,297,874	1,872,543	1,862,455	1,644,815	1,217,500
Per Share Data:
Book value per common share(c)	$31.45	$25.18	$30.30	$25.68	$22.14
Diluted book value per common share(d)	$28.87	$23.17	$27.91	$24.03	$21.73

Selected Ratios (based on U.S. GAAP income statement data):

For the years ended December 31,	2006	2005	2004
Net loss ratio(e)	50.5%	95.8%	57.4%
Acquisition expense ratio(f)	19.4%	19.2%	20.2%
General and administrative expense ratio(g)	11.6%	8.5%	8.2%
Combined ratio(h)	81.5%	123.5%	85.8%

(a)	Gross premiums written for the year ended December 31, 2003 included $400.3 million of gross premiums acquired in the HartRe transaction. Gross premiums written for the year ended December 31, 2002 included $90.0 million of gross premiums acquired in the LaSalle transaction.

(b)	Net premiums written for the year ended December 31, 2003 included $400.3 million of gross premiums acquired in the HartRe transaction. Net premiums written for the year ended December 31, 2002 included $69.0 million of net premiums acquired in the LaSalle transaction.

(c)	Book value per share is a non-GAAP measure based on total shareholders’ equity divided by basic common shares outstanding of 66,701,712 at December 31, 2006, 66,412,937 at December 31, 2005, 61,472,808 at December 31, 2004, 64,046,776 at December 31, 2003 and 55,000,000 at December 31, 2002. Common shares outstanding include 221,331 vested restricted share units for purposes of the December 31, 2006 book value per share calculation.

(d)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 72,654,109 at December 31, 2006, 72,172,980 at December 31, 2005, 66,729,185 at December 31, 2004, 68,444,576 at December 31, 2003 and 56,016,679 at December 31, 2002. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

(e)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.

(f)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(g)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(h)	The combined ratio is the sum of the loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section of our 2006 Annual Report to Shareholders entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ is incorporated herein by reference and is filed as Exhibit 13.1 to this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company believes that it is principally exposed to four types of market risk: interest rate risk, equity price risk, foreign currency risk and credit risk.

Interest Rate Risk.    The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. The Company manages its interest rate risk through an asset liability strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of assets not managed versus liabilities (including reserves for losses and loss expenses) is approximately three years. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. As of December 31, 2006 and 2005, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed income securities of $5.3 billion would have been as follows:

	Interest Rate Shift in Basis Points
	−100	−50	0	50	100
	(U.S. dollars in millions)
December 31, 2006
Total market value	$5,386.0	$5,325.8	$5,262.0	$5,195.3	$5,126.9
Market value change from base	2.36%	1.21%	—	(1.27%)	(2.57%)
Change in unrealized value	$124.0	$63.8	—	($66.7)	($135.1)
December 31, 2005
Total market value	$4,916.8	$4,855.8	$4,791.4	$4,724.2	$4,655.3
Market value change from base	2.62%	1.35%	—	(1.40%)	(2.84%)
Change in unrealized value	$125.4	$64.4	—	($67.2)	($136.1)

Another method used by the Company to evaluate portfolio risk is Value-at-Risk (‘‘VaR’’). VaR is a probablistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss for this year period is expected to be less than or equal to 3.24% at December 31, 2006, compared to an expected loss of less than or equal to 3.0% at December 31, 2005.

The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Equity Price Risk.    The Company’s investments in alternative funds are exposed to equity price risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets have a direct impact on the market valuation of these investments. The Company’s investments in alternative funds at December 31, 2006 were $253.1 million which represents 4.6% of the Company’s invested assets including pending securities transactions.

Foreign Currency Risk.    The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2006, approximately 17% of the Company’s gross premiums, prior to deposit accounting adjustments, were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars (‘‘Major Currencies’’). The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves for liabilities incurred in major currencies including U.S. dollars, Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian dollars at the time such reserves are established. The Company has no currency hedges in place; however, as part of its matching strategy, the Company may consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies.

Credit Risk.    The Company has exposure to credit risk primarily as a holder of fixed maturity securities and investments in other ventures. The Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit our credit exposure by investing the fixed income portfolio primarily in investments rated A−/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 2% or less of its total portfolio. As at December 31, 2006 66.2% of the Company’s fixed income portfolio was rated AAA by S&P, Moody’s or other rating agency, 13.8% was rated A or better and 1.3% of the Company’s portfolio was rated below investment grade.

In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. The Company relies on reinsurance within its insurance businesses in order to manage risk accumulations. The Company continues not to rely heavily on retrocessional reinsurance, but strategically purchases this coverage across the whole portfolio to reduce our exposure to the risk of a severe catastrophe event or occurrence of multiple significant catastrophe events. When reinsurance or retrocessional reinsurance is purchased, we require our reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2006 was $44.2 million (2005 — $17.2 million). At December 31, 2006 and 2005, the Company had no allowance for estimated uncollectible losses recoverable.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Audited Consolidated Financial Statements, Notes to the Audited Consolidated Financial Statements and the Condensed Unaudited Quarterly Financial Data included in our 2006 Annual Report to Shareholders are incorporated herein by reference and are filed as Exhibit 13.1 to this Form 10-K.

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

Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management’s Annual Report on Internal Control over Financial Reporting and the associated Report of Independent Registered Public Accounting Firm included in our 2006 Annual Report to Shareholders are incorporated herein by reference and are filed as Exhibit 13.1 to this Form 10-K.

b)	Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

No information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2006 was not so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the sections captioned ‘‘Board of Directors,’’ ‘‘Management’’ and ‘‘Section 16 Beneficial Ownership Reporting Compliance’’ of our proxy statement for our 2007 Annual General Meeting of Shareholders.

Our Board of Directors has adopted a code of ethics entitled ‘‘Code of Business Conduct and Ethics’’ which applies to all of our employees, officers and directors, including our chief executive officer and chief financial officer. Copies of this code can be found at www.endurance.bm and may be obtained in print, without cost, by writing Endurance Specialty Holdings Ltd., Attention: Secretary, Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the sections captioned ‘‘Compensation Discussion and Analysis,’’ ‘‘Compensation Committee Report ’’ and ‘‘Executive Compensation’’ of our Proxy Statement for our 2007 Annual General Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned ‘‘Security Ownership of Certain Beneficial Owners’’ and ‘‘Security Ownership of Directors and Executive Officers’’ of our Proxy Statement for our 2007 Annual General Meeting of Shareholders.

Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,599,977	$18.50	1,080,910
Equity compensation plans not approved by security holders	—	—	—
Total	3,599,977	$18.50	1,080,910

(1)	Weighted average exercise price does not include $Nil exercise price of 1,011,309 restricted stock units included in the number of securities to be issued upon exercise.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the sections captioned ‘‘Transactions with Related Persons, Promoters and Certain Control Persons’’ and ‘‘Board of Directors’’ of our Proxy Statement for our 2007 Annual General Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the section captioned ‘‘Audit Fees’’ of our Proxy Statement for our 2007 Annual General Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

1.	Financial statements and other information from the Registrant’s 2006 Annual Report to Shareholders which are incorporated herein by reference:

Management Report on Effectiveness of Internal Control over Financial Reporting (Exhibit 13.1)

Reports of Independent Registered Public Accounting Firm — Ernst & Young (Exhibit 13.1).

Consolidated Balance Sheets at December 31, 2006 and December 31, 2005 (Exhibit 13.1).

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004 (Exhibit 13.1).

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004 (Exhibit 13.1).

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (Exhibit 13.1).

Notes to Consolidated Financial Statements (Exhibit 13.1).

Consolidated Selected Financial Data (Exhibit 13.1)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Exhibit 13.1).

2.	Financial statement schedules required to be filed by Item 8 of this Form:

Schedule I — Summary of Investments Other Than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Schedule VI — Supplementary Information for Property and Casualty Insurance Underwritten

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2005.

Exhibit Number	Description of Document
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.
4.4	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.5	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.6	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
4.10	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
4.11	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.

Exhibit Number	Description of Document
10.4	Amended Credit Agreement, dated as of April 18, 2005, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2005.
10.5	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.6	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004
10.7	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.
10.8	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.9	Amended and Restated 2003 Non-Employee Director Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2005.**
10.10	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.11	2005 Sharesave Scheme. Incorporaated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005.**
10.12	Renewal Rights Purchase Agreement, dated as of October 1, 2004, by and between XL Reinsurance America Inc. and Endurance Reinsurance Corporation of America. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 4, 2004.
10.13	Termination Agreement entered into as of June 1, 2006 between Endurance Services Limited and Steven W. Carlsen. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2006.**
10.14	Amendment No. 1 to Share Option Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 6, 2006.**
10.15	Amendment No. 1 to Restricted Share Unit Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 6, 2006.**
10.16	Consulting Agreement, effective as of June 1, 2006, by and between Endurance Services Limited, and Shadowbrook Advising Inc. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 6, 2006.**

Exhibit Number	Description of Document
10.17	Form of Share Option Agreement No. 2. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**
10.18	Form of Option Dividend Restricted Share Unit Agreement. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**
10.19	Reinsurance Agreement, dated as of August 1, 2006, by and between Endurance Specialty Insurance Ltd. and Shackleton Re Limited. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 1, 2006.
10.20	Reinsurance Agreement, dated as of August 1, 2006, by and between Endurance Specialty Insurance Ltd. and Shackleton Re Limited. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on August 1, 2006.
13.1	Selected Portions of the Registrant’s 2006 Annual Report to Shareholders
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: February 28, 2007	/s/ Kenneth J. LeStrange
	Name:	Kenneth J. LeStrange
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Kenneth J. LeStrange	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007
Kenneth J. LeStrange

/s/ Michael J. McGuire	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007
Michael J. McGuire
	Director	February 28, 2007
Gregor S. Bailar
/s/ John T. Baily	Director	February 28, 2007
John T. Baily
/s/ Norman Barham	Director	February 28, 2007
Norman Barham
/s/ Galen R. Barnes	Director	February 28, 2007
Galen R. Barnes
/s/ William H. Bolinder	Director	February 28, 2007
William H. Bolinder
/s/ Steven W. Carlsen	Director	February 28, 2007
Steven W. Carlsen
/s/ Brendan R. O’Neill	Director	February 28, 2007
Brendan R. O’Neill
/s/ Richard C. Perry	Director	February 28, 2007
Richard C. Perry
/s/ William J. Raver	Director	February 28, 2007
William J. Raver
/s/ Robert A. Spass	Director	February 28, 2007
Robert A. Spass
/s/ Therese M. Vaughan	Director	February 28, 2007
Therese M. Vaughan
/s/ R. Max Williamson	Director	February 28, 2007
R. Max Williamson

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2006
(in thousands of United States dollars)

	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturities
U.S. government and government agencies and authorities	$878,091	$876,143	$876,143
U.S. states, municipalities and political subdivisions	8,004	7,864	7,864
Foreign governments	236,411	234,336	234,336
Corporate bonds	881,429	873,818	873,818
U.S. asset backed securities	637,867	634,541	634,541
U.S. mortgage backed securities	2,108,017	2,087,502	2,087,502
Total fixed maturities	4,749,819	4,714,204	4,714,204
Investments in other ventures	204,612	253,068	253,068
Total Investments	$4,954,431	$4,967,272	$4,967,272

(1)	Investments in fixed maturity securities are shown at amortized cost.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS – PARENT ONLY
DECEMBER 31, 2006 AND 2005
(In thousands of United States dollars except share amounts)

	2006	2005
ASSETS
Investment in subsidiary	$2,731,690	$2,288,489
Cash and cash equivalents	14,355	26,189
Amounts due from subsidiaries	7,132	9,786
Other assets	6,786	6,139
Total assets	$2,759,963	$2,330,603
LIABILITIES
Debt	$447,172	$447,092
Other liabilities	14,917	10,968
Total liabilities	462,089	458,060
SHAREHOLDERS’ EQUITY
Preferred Shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2005 – 8,000,000)	8,000	8,000
Common shares
Ordinary – 66,480,381 issued and outstanding (2005 – 66,138,901)	66,480	66,139
Additional paid-in capital	1,458,063	1,453,722
Accumulated other comprehensive loss	(14,465)	(19,672)
Retained earnings	779,796	364,354
Total shareholders’ equity	2,297,874	1,872,543
Total liabilities and shareholders’ equity	$2,759,963	$2,330,603

See accompanying notes to the consolidated financial statements.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Cont’d.
STATEMENTS OF INCOME (LOSS) – PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars)

	2006	2005	2004
Revenues
Net investment income (loss)	$223	$(318)	$1,859
Net realized gains on sales of investments	—	—	—
Total revenues	223	(318)	1,859
Expenses
General and administrative expenses	12,339	14,487	10,442
Net realized losses on sales of investments	—	—	2,543
Interest expense	30,040	20,236	9,842
Total expenses	42,379	34,723	22,827
Net loss before equity in net income (loss) of subsidiaries	(42,156)	(35,041)	(20,968)
Equity in net income (loss) of subsidiaries	540,282	(185,443)	376,552
Net income (loss)	498,126	(220,484)	355,584
Preferred dividends	(15,500)	(2,720)	—
Net income (loss) available to common shareholders	$482,626	$(223,204)	$355,584

See accompanying notes to the consolidated financial statements.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS – PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars)

	2006	2005	2004
Cash flows used in operating activities:
Net income (loss)	$498,126	$(220,484)	$355,584
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	167	123	348
Net realized gains on sales of investments	—	—	2,543
Stock-based compensation expense	(1,005)	2,106	2,351
Equity in net loss (income) of subsidiary	(540,282)	185,443	(376,552)
Accrued investment income	—	—	892
Other assets	(647)	28	(1,454)
Other liabilities	3,949	4,834	15,039
Net cash used in operating activities	(39,692)	(27,950)	(1,249)
Cash flows provided by (used in) investing activities:
Proceeds from sales of fixed maturity investments	—	—	112,485
Proceeds from maturities and calls on fixed maturity investments	—	—	6,164
Purchases of fixed maturity investments	—	—	(16,235)
Investments in subsidiary	(11,800)	(588,200)	(196,070)
Dividends received from subsidiary	114,000	156,720	99,000
Net amounts loaned to subsidiaries	11,807	4,450	361
Net cash provided by (used in) investing activities	114,007	(427,030)	5,705
Cash flows (used in) provided by financing activities:
Issuance of common shares	9,253	202,711	2,821
Issuance of preference shares	—	193,700	—
Offering and registration costs paid	(134)	(2,769)	(4,152)
Repurchase of common shares	(10,008)	(51,937)	(91,484)
Settlement of restricted shares	(3,498)	(2,702)	(1,625)
Issuance of long term debt	—	199,278	247,775
Bank debt repaid	—	—	(103,029)
Interest rate lock settlement	—	—	(2,698)
Dividends paid	(81,762)	(64,416)	(50,346)
Net cash (used in) provided by financing activities	(86,149)	473,865	(2,738)
Net (decrease) increase in cash and cash equivalents	(11,834)	18,885	1,718
Cash and cash equivalents, beginning of year	26,189	7,304	5,586
Cash and cash equivalents, end of year	$14,355	$26,189	$7,304

See accompanying notes to the consolidated financial statements.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2006

	Insurance	Reinsurance	Deposit Accounting(3)	Total
Deferred Acquisition Costs	$39,875	$140,042	$(11,108)	$168,809
Reserve for Losses and Loss Expenses	865,347	1,964,961	(128,622)	2,701,686
Unearned Premiums	321,015	564,367	(42,180)	843,202
Net Premiums Earned	371,762	1,447,167	(180,355)	1,638,574
Net Investment Income(1)	—	—		257,449
Losses and Loss Expenses	252,310	696,962	(121,642)	827,630
Amortization of Deferred Acquisition Costs	32,528	341,194	(56,233)	317,489
Other Operating Expenses(2)	49,524	140,849	—	190,373
Net Premiums Written	416,637	1,327,919	(158,992)	1,585,564

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s proportional share of gross premiums written.

(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

YEAR ENDED DECEMBER 31, 2005

	Insurance	Reinsurance	Deposit Accounting(3)	Total
Deferred Acquisition Costs	$12,822	$167,655	$(17,885)	$162,592
Reserve for Losses and Loss Expenses	670,769	1,979,446	(46,625)	2,603,590
Unearned Premiums	213,539	653,633	(63,543)	803,629
Net Premiums Earned	364,175	1,439,267	(79,748)	1,723,694
Net Investment Income(1)	—	—	—	180,451
Losses and Loss Expenses	343,577	1,368,284	(60,918)	1,650,943
Amortization of Deferred Acquisition Costs	27,483	327,236	(23,410)	331,309
Other Operating Expenses(2)	35,987	110,432	—	146,419
Net Premiums Written	387,653	1,374,987	(143,291)	1,619,349

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s proportional share of gross premiums written.

(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2004

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$16,036	$179,383	$195,419
Reserve for Losses and Loss Expenses	370,330	1,179,331	1,549,661
Unearned Premiums	173,998	723,607	897,605
Net Premiums Earned	338,401	1,294,199	1,632,600
Net Investment Income(1)	—	—	122,059
Losses and Loss Expenses	193,709	743,621	937,330
Amortization of Deferred Acquisition Costs	36,284	293,500	329,784
Other Operating Expenses(2)	33,407	100,318	133,725
Net Premiums Written	356,771	1,340,249	1,697,020

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s proportional share of gross premiums written.

SCHEDULE IV

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars)

Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2006:
Property and liability insurance	$576,745	$204,078	$1,212,897	$1,585,564	76%
Year ended December 31, 2005:
Property and liability insurance	$473,532	$49,528	$1,195,345	$1,619,349	74%
Year ended December 31, 2004:
Property and liability insurance	$409,118	$14,337	$1,302,239	$1,697,020	77%

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2006

	Insurance	Reinsurance	Deposit Accounting(2)	Total
Deferred Acquisition Costs	$39,875	$140,042	$(11,108)	$168,809
Reserve for Losses and Loss Expenses	865,347	1,964,961	(128,622)	2,701,686
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	321,015	564,367	(42,180)	843,202
Net Premiums Earned	371,762	1,447,167	(180,355)	1,638,574
Net Investment Income(1)	—	—		257,449
Losses and Loss Expenses
Current Year	306,697	701,950	(123,278)	885,369
Prior Year	(54,387)	(4,988)	1,636	(57,739)
Amortization of Deferred Acquisition Costs	32,528	341,194	(56,233)	317,489
Paid Losses and Loss Expenses	87,531	734,971	(39,644)	782,858
Net Premiums Written	416,637	1,327,919	(158,992)	1,585,564

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

YEAR ENDED DECEMBER 31, 2005

	Insurance	Reinsurance	Deposit Accounting(2)	Total
Deferred Acquisition Costs	$12,822	$167,655	$(17,885)	$162,592
Reserve for Losses and Loss Expenses	670,769	1,979,446	(46,625)	2,603,590
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	213,539	653,633	(63,543)	803,629
Net Premiums Earned	364,175	1,439,267	(79,748)	1,723,694
Net Investment Income(1)	—	—	—	180,451
Losses and Loss Expenses
Current Year	401,573	1,472,750	(60,918)	1,813,405
Prior Year	(57,996)	(104,466)	—	(162,462)
Amortization of Deferred Acquisition Costs	27,483	327,236	(23,410)	331,309
Paid Losses and Loss Expenses	50,020	544,261	(14,293)	579,988
Net Premiums Written	387,653	1,374,987	(143,291)	1,619,349

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2004

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$16,036	$179,383	$195,419
Reserve for Losses and Loss Expenses	370,330	1,179,331	1,549,661
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	173,998	723,607	897,605
Net Premiums Earned	338,401	1,294,199	1,632,600
Net Investment Income(1)	—	—	122,059
Losses and Loss Expenses
Current Year	224,562	849,448	1,074,010
Prior Year	(30,853)	(105,827)	(136,680)
Amortization of Deferred Acquisition Costs	36,284	293,500	329,784
Paid Losses and Loss Expenses	14,095	222,599	236,694
Net Premiums Written	356,771	1,340,249	1,697,020

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

Exhibit Index

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2005.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.
4.4	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.5	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.6	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
4.10	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
4.11	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

Exhibit Number	Description of Document
10.3	Credit Agreement, dated as of August 6, 2004, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.4	Amended Credit Agreement, dated as of April 18, 2005, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 20, 2005.
10.5	Pledge and Security Agreement, dated as of August 6, 2004, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent and Custodian and JPMorgan Chase Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004.
10.6	Account Control Agreement, dated as of August 6, 2004, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004
10.7	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.
10.8	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.9	Amended and Restated 2003 Non-Employee Director Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2005.**
10.10	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.11	2005 Sharesave Scheme. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005.**
10.12	Renewal Rights Purchase Agreement, dated as of October 1, 2004, by and between XL Reinsurance America Inc. and Endurance Reinsurance Corporation of America. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 4, 2004.
10.13	Termination Agreement entered into as of June 1, 2006 between Endurance Services Limited and Steven W. Carlsen. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2006.**
10.14	Amendment No. 1 to Share Option Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 6, 2006.**
10.15	Amendment No. 1 to Restricted Share Unit Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 6, 2006.**
10.16	Consulting Agreement, effective as of June 1, 2006, by and between Endurance Services Limited, and Shadowbrook Advising Inc. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 6, 2006.**
10.17	Form of Share Option Agreement No. 2. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**

Exhibit Number	Description of Document
10.18	Form of Option Dividend Restricted Share Unit Agreement. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**
10.19	Reinsurance Agreement, dated as of August 1, 2006, by and between Endurance Specialty Insurance Ltd. and Shackleton Re Limited. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 1, 2006.
10.20	Reinsurance Agreement, dated as of August 1, 2006, by and between Endurance Specialty Insurance Ltd. and Shackleton Re Limited. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on August 1, 2006.
13.1	Selected Portions of the Registrant’s 2006 Annual Report to Shareholders
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.