Form 10-Q
period 2007-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2007-05-10
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2007, or

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

Large accelerated filer / X /	Accelerated filer / /	Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /     No / X /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 4, 2007
Ordinary Shares – $1.00 par value	65,943,545

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	MARCH 31, 2007	DECEMBER 31, 2006
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,870,673 and $4,749,819 at March 31, 2007 and December 31, 2006)	$4,838,405	$4,714,204
Investments in other ventures, under equity method	267,721	253,068
Total investments	5,106,126	4,967,272
Cash and cash equivalents	518,800	547,772
Premiums receivable, net	808,064	660,570
Deferred acquisition costs	186,374	168,809
Securities lending collateral	217,698	226,762
Prepaid reinsurance premiums	92,722	105,058
Losses recoverable	55,579	44,244
Accrued investment income	36,792	40,692
Intangible assets	69,415	70,366
Deferred tax asset	61,385	54,019
Other assets	37,508	39,990
Total assets	$7,190,463	$6,925,554
LIABILITIES
Reserve for losses and loss expenses	$2,790,183	$2,701,686
Reserve for unearned premiums	987,748	843,202
Deposit liabilities	155,380	161,024
Reinsurance balances payable	147,745	172,328
Securities lending payable	217,698	226,762
Debt	447,192	447,172
Other liabilities	77,971	75,506
Total liabilities	4,823,917	4,627,680
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2006 – 8,000,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 65,967,559 issued and outstanding (2006 – 66,480,381)	65,968	66,480
Additional paid-in capital	1,431,623	1,458,063
Accumulated other comprehensive loss	(131)	(14,465)
Retained earnings	861,086	779,796
Total shareholders’ equity	2,366,546	2,297,874
Total liabilities and shareholders’ equity	$7,190,463	$6,925,554

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Revenues
Gross premiums written	$573,291	$571,381
Ceded premiums written	(39,626)	(28,372)
Net premiums written	533,665	543,009
Change in unearned premiums	(156,620)	(122,803)
Net premiums earned (includes $Nil and $15,206 from related parties for the three months ended March 31, 2007 and 2006, respectively)	377,045	420,206
Net investment income	74,813	61,544
Net realized losses on investments	(2,084)	(3,330)
Other underwriting (loss) income	(5,936)	3,501
Total revenues	443,838	481,921
Expenses
Losses and loss expenses (includes $Nil and $9,177 payable to related parties for the three months ended March 31, 2007 and 2006, respectively)	210,594	238,732
Acquisition expenses (includes $Nil and $4,702 payable to related parties for the three months ended March 31, 2007 and 2006, respectively)	67,530	75,248
General and administrative expenses	48,829	43,891
Amortization of intangibles	1,127	1,158
Net foreign exchange losses (gains)	2,613	(2,886)
Interest expense	7,529	7,526
Total expenses	338,222	363,669
Income before income taxes	105,616	118,252
Income tax expense	(3,781)	(11,216)
Net income	101,835	107,036
Preferred dividends	(3,875)	(3,875)
Net income available to common shareholders	$97,960	$103,161
Comprehensive income
Net income	$101,835	$107,036
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes in 2007 – ($1,251) and 2006 – $3,759)	12,039	(39,947)
Foreign currency translation adjustments	189	452
Reclassification adjustment for net realized losses included in net income	2,084	3,330
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22
Other comprehensive income (loss)	14,334	(36,143)
Comprehensive income	$116,169	$70,893
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	66,612,980	66,445,049
Diluted	72,073,063	71,294,548
Basic earnings per common share	$1.47	$1.55
Diluted earnings per common share	$1.36	$1.45

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Preferred shares
Balance, beginning and end of period	$8,000	$8,000
Common shares
Balance, beginning of period	66,480	66,139
Issuance of common shares	348	117
Repurchase of common shares	(860)	—
Balance, end of period	65,968	66,256
Additional paid-in capital
Balance, beginning of period	1,458,063	1,453,722
Issuance of common shares	3,290	620
Repurchase of common shares	(29,212)	—
Issuance of restricted share units in lieu of dividends	106	247
Public offering and registration costs	(18)	(43)
Settlement of equity awards	(1,950)	(1,832)
Stock-based compensation expense	1,344	2,128
Balance, end of period	1,431,623	1,454,842
Accumulated other comprehensive loss
Cumulative foreign currency translation adjustments:
Balance, beginning of period	28,852	23,842
Foreign currency translation adjustments	189	452
Balance, end of period	29,041	24,294
Unrealized holding losses on investments:
Balance, beginning of period	(40,841)	(40,948)
Net unrealized holding losses arising during the period, net of reclassification adjustment	14,123	(36,617)
Balance, end of period	(26,718)	(77,565)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,476)	(2,566)
Net change from current period hedging transactions, net of reclassification adjustment	22	22
Balance, end of period	(2,454)	(2,544)
Total accumulated other comprehensive loss	(131)	(55,815)
Retained earnings
Balance, beginning of period	779,796	364,354
Net income	101,835	107,036
Issuance of restricted share units in lieu of dividends	(106)	(247)
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(16,564)	(16,563)
Balance, end of period	861,086	450,705
Total shareholders’ equity	$2,366,546	$1,923,988

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Cash flows provided by operating activities:
Net income	$101,835	$107,036
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net premium on investments	1,823	4,659
Depreciation and amortization of other intangibles	3,823	3,584
Net realized losses on investments	2,084	3,330
Deferred taxes	(7,366)	7,615
Stock-based compensation expense	1,344	2,128
Equity in earnings of investments in other ventures	(12,153)	(9,332)
Premiums receivable, net	(147,494)	(222,899)
Deferred acquisition costs	(17,565)	(11,766)
Losses recoverable	(11,335)	(9,194)
Prepaid reinsurance premiums	12,336	(12,485)
Accrued investment income	3,900	(3)
Other assets	297	7,599
Reserve for losses and loss expenses	88,497	85,396
Reserve for unearned premiums	144,546	135,536
Deposit liabilities	(5,644)	58,895
Reinsurance balances payable	(23,399)	24,805
Other liabilities	(12,772)	(60)
Net cash provided by operating activities	122,757	174,844
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	556,711	450,320
Proceeds from maturities and calls on fixed maturity investments	153,817	122,061
Purchases of fixed maturity investments	(807,490)	(604,318)
Purchase of investments in other ventures, under equity method	(2,500)	(13,000)
Purchases of fixed assets	(2,082)	(4,711)
Change in securities lending collateral received	9,064	(30,989)
Net cash paid for subsidiary acquisition	(1,359)	(7,971)
Other	(952)	(2,908)
Net cash used in investing activities	(94,791)	(91,516)
Cash flows (used in) provided by financing activities:
Issuance of common shares	3,638	712
Settlement of equity awards	(1,950)	(1,832)
Offering and registration costs paid	(18)	(43)
Change in securities lending collateral	(9,064)	30,989
Repurchase of common shares	(30,072)	—
Dividends paid	(20,439)	(20,438)
Net cash (used in) provided by financing activities	(57,905)	9,388
Effect of exchange rate changes on cash and cash equivalents	967	1,329
Net (decrease) increase in cash and cash equivalents	(28,972)	94,045
Cash and cash equivalents, beginning of period	547,772	468,015
Cash and cash equivalents, end of period	$518,800	$562,060
Supplemental cash flow information
Net taxes (paid) recovered	$(45)	$4,322
Interest paid	$8,750	$8,750

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its five wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), based in Bermuda; Endurance Worldwide Insurance Limited, based in London, England; Endurance Reinsurance Corporation of America, based in New York; Endurance American Insurance Company, based in New York; and Endurance American Specialty Insurance Company, based in New York. Endurance Holdings and its wholly owned subsidiaries are collectively referred to herein as the ‘‘Company.’’

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the ‘‘2006 Annual Report on Form 10-K’’).

Certain reclassifications have been made for 2006 to conform to the 2007 presentation and have no impact on net income previously reported.

2.	Significant events

Credit Facility.    On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other changes, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012. As amended, the credit facility is referred to as the ‘‘2007 Credit Facility.’’

The full amount of the 2007 Credit Facility is available for revolving credit borrowings and for the issuance of letters of credit. The proceeds of the facility may be used for general corporate and working capital purposes, to finance potential acquisitions and for the repurchase of Endurance Holdings’ outstanding publicly or privately issued securities. So long as the Company is not in default

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Significant events, cont’d.

under the terms of the facility, the Company may request that the size of the facility be increased by $500 million, provided that no participating lender is obligated to increase its commitments under the facility.

Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be secured by a portion of the investment portfolio of such subsidiary borrowing under the facility to the extent of such subsidiary’s borrowing. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit, that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of those of its subsidiaries that are parties to the 2007 Credit Facility.

The interest rate for revolving loans under the 2007 Credit Facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 0.5% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR. For letters of credit issued on a secured basis, the Company is required to pay a fee ranging from 0.165% to 0.29% on the daily stated amount of such letters of credit. For letters of credit issued on an unsecured basis, the Company is required to pay a fee ranging from 0.275% to 0.375% on the daily stated amount of such letters of credit. In addition, the 2007 Credit Facility requires the Company to pay to the lenders a facility fee and a utilization fee.

The 2007 Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.4 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the loan facilities.

The 2007 Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the credit facility, the lenders can terminate their commitments under the revolving credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the credit facility.

3.	Earnings per share

Endurance Holdings follows Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share,’’ to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the unsettled bonus restricted share units discussed in detail in the Company’s 2006 Annual Report on Form 10-K. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Earnings per share, cont’d.

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Numerator:
Net income available to common shareholders	$97,960	$103,161
Denominator:
Weighted average shares – basic
Common shares outstanding	66,418,642	66,191,735
Unsettled bonus restricted share units outstanding	194,338	253,314
	66,612,980	66,445,049
Share equivalents
Unvested incentive restricted share units outstanding	486,394	191,384
Warrants	3,795,596	3,317,767
Options	1,178,093	1,340,348
Weighted average shares – diluted	72,073,063	71,294,548
Basic earnings per common share	$1.47	$1.55
Diluted earnings per common share	$1.36	$1.45

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on February 22, 2007 (2006 – $0.484375). The preferred share dividend was paid on March 15, 2007 to shareholders of record on March 1, 2007. Endurance Holdings also declared a dividend of $0.25 per common share on February 28, 2007 (2006 – $0.25). The dividend was paid on March 30, 2007 to shareholders of record on March 16, 2007.

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Dividends declared per preferred share	$0.484375	$0.484375
Dividends declared per common share	$0.25	$0.25

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans

The Company has a stock-based employee compensation plan (the ‘‘Option Plan’’) and other stock plans which are disclosed in detail in the Company’s 2006 Annual Report on Form 10-K. The Option Plan provides for the grant of options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees. At the Company’s exclusive option, restricted share units may be settled in cash, ordinary shares or in a combination thereof. Generally, cash settlements are equal to the minimum statutory withholding requirements based on the individual employee’s tax paying jurisdiction.

5.	Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments: Insurance and Reinsurance.

•	Insurance — The lines of business underwritten by the Company in the Insurance business segment are property, casualty, healthcare liability, workers’ compensation and professional lines. The property line of business is comprised of the insurance and facultative reinsurance of commercial properties. The casualty, healthcare liability, workers’ compensation and professional lines of business are comprised of the insurance and facultative reinsurance of third party liability exposures.

•	Reinsurance — The lines of business underwritten by the Company in the Reinsurance business segment are property, casualty, catastrophe, agriculture, marine, aerospace and surety and other specialty. The property, catastrophe, agriculture, marine and aerospace lines of business are principally comprised of the reinsurance of insurance companies’ insurance exposures related to various types of property on an excess of loss or proportional basis. The casualty and surety and other specialty lines of business are comprised of the reinsurance of underlying insurance companies’ third party liability insurance exposures on an excess of loss or proportional basis.

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned by each respective segment. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on various factors, including each segment’s proportional share of gross premiums written, headcount, and other variables deemed relevant to the allocation of such expenses. In 2006, general and administrative expenses not directly incurred by the segments were allocated based on each segment’s proportional share of gross premiums written. Ceded reinsurance and recoveries are recorded within the segment to which they apply. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended March 31, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$147,033	$429,473	$(3,215)	$573,291
Ceded premiums written	(38,944)	(682)	—	(39,626)
Net premiums written	108,089	428,791	(3,215)	533,665
Net premiums earned	110,324	291,396	(24,675)	377,045
Other underwriting loss	—	—	(5,936)	(5,936)
	110,324	291,396	(30,611)	371,109
Expenses
Net losses and loss expenses	63,529	169,699	(22,634)	210,594
Acquisition expenses	13,826	61,417	(7,713)	67,530
General and administrative expenses	22,217	26,612	—	48,829
	99,572	257,728	(30,347)	326,953
Underwriting income (loss)	$10,752	$33,668	$(264)	$44,156
Net loss ratio	57.6%	58.2%	91.7%	55.9%
Acquisition expense ratio	12.5%	21.1%	31.3%	17.9%
General and administrative expense ratio	20.2%	9.1%	—	12.9%
Combined ratio	90.3%	88.4%	123.0%	86.7%
Reserve for losses and loss expenses	$918,534	$2,010,117	$(138,468)	$2,790,183

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended March 31, 2006:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$80,157	$590,373	$(99,149)	$571,381
Ceded premiums written	(23,465)	(4,907)	—	(28,372)
Net premiums written	56,692	585,466	(99,149)	543,009
Net premiums earned	90,426	386,537	(56,757)	420,206
Other underwriting income	—	—	3,501	3,501
	90,426	386,537	(53,256)	423,707
Expenses
Net losses and loss expenses	41,607	228,398	(31,273)	238,732
Acquisition expenses	6,123	89,696	(20,571)	75,248
General and administrative expenses	7,959	35,932	—	43,891
	55,689	354,026	(51,844)	357,871
Underwriting income (loss)	$34,737	$32,511	$(1,412)	$65,836
Net loss ratio	46.0%	59.1%	55.1%	56.8%
Acquisition expense ratio	6.8%	23.2%	36.2%	17.9%
General and administrative expense ratio	8.8%	9.3%	—	10.5%
Combined ratio	61.6%	91.6%	91.3%	85.2%
Reserve for losses and loss expenses	$705,894	$2,055,307	$(72,215)	$2,688,986

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2007 and 2006, respectively:

	2007	2006
Total underwriting income	$44,156	$65,836
Net investment income	74,813	61,544
Net foreign exchange (losses) gains	(2,613)	2,886
Net realized losses on sales of investments	(2,084)	(3,330)
Amortization of intangibles	(1,127)	(1,158)
Interest expense	(7,529)	(7,526)
Income before income taxes	$105,616	$118,252

The following table provides gross premiums written, by line of business, for the three months ended March 31, 2007 and 2006:

Business Segment	2007	2006
Insurance
Property	$27,042	$28,573
Casualty	26,796	21,786
Healthcare liability	18,790	21,062
Workers’ compensation	61,633	—
Professional lines	12,772	8,736
Total Insurance	$147,033	$80,157
Reinsurance
Casualty	$91,936	$185,578
Property	36,701	122,480
Catastrophe	140,499	120,695
Agriculture	93,061	50,531
Marine	33,080	57,246
Aerospace	6,480	22,700
Surety and other specialty	27,716	31,143
Total Reinsurance	$429,473	$590,373
Subtotal total company	$576,506	$670,530
Deposit accounting(1)	(3,215)	(99,149)
Total	$573,291	$571,381

(1)	Reconciles gross premiums written to the Company’s financial statement presentation.

6.	Commitments and contingencies

Concentrations of credit risk.    As of March 31, 2007, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Commitments and contingencies, cont’d.

Major production sources.    During the three months ended March 31, 2007 and 2006, the Company obtained 67.8% and 74.2% of its gross premiums written before deposit accounting adjustments through four brokers, respectively: Marsh & McLennan Companies, Inc. (including Guy Carpenter) – 31.7% (2006 – 22.9%); Aon Corporation – 17.0% (2006 – 23.5%); Willis Companies – 9.6% (2006 – 16.0%); and Benfield Group – 9.5% (2006 – 11.8%).

Letters of credit.    As of March 31, 2007, the Company had issued letters of credit of $514.2 million (December 31, 2006 – $498.5 million) under its credit facility in favor of certain ceding companies.

Investment commitments.    As of March 31, 2007 and December 31, 2006, the Company had pledged cash and cash equivalents and fixed maturity investments of $234.4 million and $231.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2007 and December 31, 2006, the Company had also pledged $469.4 million and $456.4 million of its fixed maturity investments as collateral for $418.7 million and $409.9 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2007 and December 31, 2006, cash and fixed maturity investments with fair values of $41.3 million and $40.9 million were on deposit with U.S. state regulators, respectively, and $29.2 million and $28.5 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to the investments in other ventures at March 31, 2007. Of the balance outstanding at March 31, 2007, the Company is subject to redemption restriction provisions of between one to three years from the date of acquisition with respect to 99.4% of the amount invested in other ventures.

Reinsurance commitments.    In the ordinary course of business, the Company enters into reinsurance agreements which may include terms which could require the Company to collateralize certain of its obligations as a result of certain triggering events, as defined in such agreements.

Employment agreements.    The Company has entered into employment agreements with certain officers that provide for awards of the Company’s equity securities, executive benefits and severance payments under certain circumstances.

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2007 are as follows:

Twelve Months Ended March 31,	Amount
2008	$10,135
2009	10,067
2010	9,668
2011	9,459
2012	9,526
2013 and thereafter	36,640
$85,495

Total lease expense under operating leases for the three months ended March 31, 2007 was $2.6 million (2006 – $2.1 million).

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

7.	Income taxes

In July 2006, the FASB issued Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109 ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 with no resulting material impact on the Company’s results or financial condition. The total amount of unrecognized tax benefits at March 31, 2007 was zero.  In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the three months ended March 31, 2007, the Company did not recognize or accrue interest and penalties.  The Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years before 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three month period ended March 31, 2007 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this ‘‘Form 10-Q’’) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the ‘‘2006 Annual Report on Form 10-K’’).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward looking statements that involve risk and uncertainties. Please see the section ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the ‘‘Risk Factors’’ set forth in the 2006 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has five wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), domiciled in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), domiciled in England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), domiciled in New York, Endurance American Insurance Company (‘‘Endurance American’’), domiciled in Delaware and Endurance American Specialty Insurance Company (‘‘Endurance American Specialty’’), domiciled in Delaware. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the ‘‘Company.’’

The Company writes specialty lines of property and casualty insurance and reinsurance on a global basis, and seeks to create a portfolio of specialty lines of business that are profitable and have limited correlation with one another. The Company’s portfolio of specialty lines of business is organized into two business segments, Insurance and Reinsurance.

In the Insurance business segment, the Company writes property, casualty, healthcare liability, workers’ compensation and professional lines insurance. In the Reinsurance business segment, the Company writes property, casualty, catastrophe, agriculture, marine, aerospace and surety and other specialty reinsurance.

The Company’s Insurance and Reinsurance business segments both include property-related coverages which provide insurance or reinsurance of an insurable interest in tangible property for property loss, damage or loss of use. The Company writes property insurance and reinsurance through its property insurance, catastrophe reinsurance, property reinsurance, agriculture reinsurance, marine reinsurance, aerospace reinsurance and surety and other specialty reinsurance business lines.

In addition, the Company’s Insurance and Reinsurance business segments include various casualty insurance and reinsurance coverages, which are primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting from such injuries. Casualty insurance and reinsurance includes general liability, automobile liability, professional liability, employers’ liability, workers’ compensation, directors’ and officers’ liability, personal liability and aviation liability. The Company writes casualty insurance and reinsurance through its casualty insurance, professional lines insurance, healthcare liability insurance, workers’ compensation insurance, casualty reinsurance, marine reinsurance, aerospace reinsurance and surety and other specialty reinsurance lines of business.

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2006 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated results of operations — for the three month periods ended March 31, 2007 and 2006

Results of operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$573,291	$571,381	0.3%
Net premiums written	533,665	543,009	(1.7%)
Net premiums earned	377,045	420,206	(10.3%)
Other underwriting (loss) income	(5,936)	3,501	NM (2)
	371,109	423,707	(12.4%)
Expenses
Losses and loss expenses	210,594	238,732	(11.8%)
Acquisition expenses	67,530	75,248	(10.3%)
General and administrative expenses	48,829	43,891	11.3%
	326,953	357,871	(8.6%)

Net investment income	74,813	61,544	21.6%
Net foreign exchange (losses) gains	(2,613)	2,886	NM(2)
Net realized losses on investments	(2,084)	(3,330)	(37.4%)
Amortization of intangibles	(1,127)	(1,158)	(2.7%)
Interest expense	(7,529)	(7,526)	0.0%
Income tax expense	(3,781)	(11,216)	(66.3%)

Net income	$101,835	$107,036	(4.9%)

Net loss ratio	55.9%	56.8%	(0.9)
Acquisition expense ratio	17.9%	17.9%	0.0
General and administrative expense ratio	12.9%	10.5%	2.4
Combined ratio	86.7%	85.2%	1.5
Reserve for losses and loss expenses	$2,790,183	$2,688,986	3.8%

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

	Three Months Ended
	March 31, 2007	March 31, 2006	Change
	(U.S. dollars in thousands)
Supplemental information
Gross premiums written	$573,291	$571,381	0.3%
Deposit accounting premiums	3,215	99,149	(96.8%)
Total premiums written, including deposit premiums	$576,506	$670,530	(14.0%)

Premiums

Total premiums written, including deposit premiums, in the three months ended March 31, 2007 were $576.5 million, a decrease of $94.0 million, or 14.0%, compared to the same period in 2006. The decrease is attributable to intended reductions in premium writings in the Company’s Reinsurance business segment, offset in part by growth in Endurance’s Insurance business segment

Ceded premiums written increased in the first quarter of 2007 from the same period in 2006 as the Company purchased additional reinsurance in relation to its expanding Insurance business segment, which is consistent with its overall risk management strategy. The Company’s net written premiums have correspondingly declined as a result of the growing use of reinsurance.

Net premiums earned for the three months ended March 31, 2007 were $377.0 million, a decrease of $43.2 million, or 10.3%, from the first quarter of 2006. The decrease in net premiums earned resulted from increased reinsurance purchases, including premiums ceded to the Company’s catastrophe bond and loan facility, Shackleton Re, a variable interest entity, and an absence of positive earned premium adjustments which benefited the first quarter of 2006. Endurance’s combined ratio was 86.7% in the first quarter of 2007 versus 85.2% for the first quarter of 2006.

Net Investment Income

Net investment income increased in the first quarter of 2007 compared to the first quarter of 2006 principally due to an 11.2% increase in cash and cash equivalents and investments over 2006, higher portfolio yields, and strong alternative investment performance. The increase in cash and cash equivalents and investments since the first quarter of 2006 resulted from positive net operating cash flows throughout 2006 and the first quarter of 2007. Investment expenses, including investment management fees, for the first quarter of 2007 were $2.7 million compared to $1.9 million for the same period in 2006.

The net earned yield (which is the actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets), total return on the investment portfolio (which includes realized and unrealized gains and losses), market yield and portfolio duration for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net earned yield	5.46%	4.95%
Total return on investment portfolio	1.66%	0.43%
Market yield	5.27%	5.16%
Portfolio duration(1)	2.56	2.66

(1)	Includes only cash and fixed maturity securities.

During the first quarter of 2007, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 48 basis points range, with a high of 4.88% and a low of 4.40%. Trading activity was light but focused on reducing cash, asset backed and residential mortgage exposures from prior periods and increasing allocations to U.S. Treasuries, agencies and commercial mortgage backed securities. The duration of the fixed income portfolio has decreased compared to March 31, 2006 primarily due to the sale of U.S. Government and agency securities and subsequent reinvestment in shorter duration structured securities. Given the current market conditions of limited additional yield for taking risk, the portfolio continues to maintain a very high average credit quality.

Net Realized Investment Losses

Our investment portfolio is actively managed to generate income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains (losses) as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2007 were $556.7 million compared to $450.3 million during the three months ended March 31, 2006. Net realized investment losses for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(U.S. dollars in thousands)
Gross realized gains	$1,273	$2,438
Gross realized losses excluding other-than-temporary impairments	(1,767)	(3,661)
Other-than-temporary impairment losses	(1,590)	(2,107)
Net realized investment losses	$(2,084)	$(3,330)

During the three months ended March 31, 2007, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss on these securities in the current period of $1.6 million (2006 – $2.1 million).

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended March 31, 2007, the Company’s net loss ratio was adversely impacted by European Windstorm Kyrill, while in the first quarter of 2006 the absence of major catastrophes favorably impacted the net loss ratio. The Company’s combined gross losses from this storm in the current period were $40.0 million and were recorded within the marine, property and catastrophe lines of the Reinsurance business segment and the property line of the Insurance business segment. The Company’s losses net of reinstatement premiums, other loss sensitive accruals, loss recoveries and taxes were $33.9 million for Windstorm Kyrill.

Favorable prior year loss reserve development was $55.9 million for the first quarter of 2007 as compared to favorable prior year loss reserve development for the first quarter of 2006 of $42.5 million. In the first quarter of 2007, prior year reserves emerged favorably in both short and long tail lines of business within the Insurance and Reinsurance business segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Reserve adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘Reserve for Losses and Loss Expenses’’ below for further discussion.

Acquisition Expenses

The acquisition expense ratio for the three months ended March 31, 2007 was consistent with the ratio for the same period in 2006.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the first quarter of 2007 increased as compared to the same period in 2006 primarily due to the continued expansion of the Company’s U.S. insurance operations, changes in allocation methodology, changes in Endurance’s mix of business, and slower earned premium growth due to the increase in reinsurance purchases. Management seeks to grow the Company’s Insurance business segment in the coming year through continued development of its U.S. insurance operations and other opportunities that may arise. A total of 88 employees are dedicated to the Company’s U.S. Insurance operations at March 31, 2007 compared to 58 employees at March 31, 2006. At March 31, 2007, the Company had a total of 484 employees as compared to 399 employees at March 31, 2006.

Net Income

The Company produced net income of $101.8 million in the three months ended March 31, 2007, compared to net income of $107.0 million in the same period of 2006. The decrease in net income for the current period of 2007 compared to 2006 was primarily due to losses related to Windstorm Kyrill as compared to the absence of catastrophic events in the same period of 2006 and the decline in the Company’s net premiums earned for the first quarter of 2007 compared to 2006. These decreases were partially offset by the $13.3 million, or 21.6% increase in net investment income.

Reserve for losses and loss expenses

In order to capture the key dynamics of loss development and expected volatility that may arise within the Company’s reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a ‘‘short,’’ ‘‘long’’ or ‘‘other’’ tail pattern. The Company views short tail business as that for which development typically emerges within a period of several calendar quarters while long tail business would emerge over many years. Within the Company’s Reinsurance business segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as ‘‘other’’ in the tables below.

As of March 31, 2007, the Company had accrued losses and loss expenses reserves of $2.8 billion (2006 - $2.7 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three month periods ended March 31, 2007 and 2006, the Company paid losses and loss expenses of $138.7 million and $163.5 million, including deposit accounting adjustments, respectively.

As of March 31, 2007, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage; case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves reflect management’s best estimate of ultimate losses and loss expenses. See ‘‘Critical Accounting Estimates — Reserve for Losses and Loss Expenses’’ included in the 2006 Annual Report on Form 10-K for further details.

Losses and loss expenses for the three months ended March 31, 2007 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance business segment:
Short tail	$16,137	($16,098)	$39
Long tail	73,899	(10,409)	63,490
Total Insurance	90,036	(26,507)	63,529
Reinsurance business segment:
Short tail	$123,183	($15,338)	$107,845
Long tail	48,312	(5,036)	43,276
Other	21,276	(2,698)	18,578
Total Reinsurance	192,771	(23,072)	169,699
Deposit accounting(1)	(16,306)	(6,328)	(22,634)
Totals	$266,501	($55,907)	$210,594

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three months ended March 31, 2007 include $55.9 million in favorable loss reserve development relating to prior accident years. The favorable loss reserve development experienced during the first quarter of 2007 benefited the Company’s 2007 reported loss ratio by approximately 14.8 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses. Favorable development of prior year loss reserves for the first quarter of 2007 relates primarily to the Company’s short and long tail lines included in its Insurance business segment, as well as the short tail lines of business in the Reinsurance business segment.

Losses and loss expenses for the three months ended March 31, 2006 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance business segment:
Short tail	$18,285	$(23,746)	$(5,461)
Long tail	51,177	(4,109)	47,068
Total Insurance	69,462	(27,855)	41,607
Reinsurance business segment:
Short tail	143,488	(4,412)	139,076
Long tail	87,121	(8,330)	78,791
Other	14,735	(4,204)	10,531
Total Reinsurance	245,344	(16,946)	228,398
Deposit accounting(1)	(33,533)	2,260	(31,273)
Totals	$281,273	$(42,541)	$238,732

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three months ended March 31, 2006 include approximately $42.5 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced benefited the Company’s first quarter 2006 reported loss ratio by approximately 10.1 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses and relates primarily to the property lines of business within the Company’s Insurance and Reinsurance business segments.

Reserves for losses and loss expenses were comprised of the following at March 31, 2007:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance business segment:
Short tail	$121,095	$43,359	$164,454
Long tail	32,998	721,082	754,080
Total Insurance	154,093	764,441	918,534
Reinsurance business segment:
Short tail	645,790	383,624	1,029,414
Long tail	217,718	597,609	815,327
Other	9,760	155,616	165,376
Total Reinsurance	873,268	1,136,849	2,010,117
Deposit accounting(1)	(58,030)	(80,438)	(138,468)
Totals	$969,331	$1,820,852	$2,790,183

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at March 31, 2006:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance business segment:
Short tail	$142,150	$54,162	$196,312
Long tail	9,083	500,499	509,582
Total Insurance	151,233	554,661	705,894
Reinsurance business segment:
Short tail	796,560	411,642	1,208,202
Long tail	170,810	554,942	725,752
Other	7,762	113,591	121,353
Total Reinsurance	975,132	1,080,175	2,055,307
Deposit accounting(1)	(15,355)	(56,860)	(72,215)
Totals	$1,111,010	$1,577,976	$2,688,986

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Underwriting results by operating segments

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. Management measures the Company’s results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by business segments are allocated directly. Remaining corporate overhead is allocated to business segments based on various factors, including each segment’s proportional share of gross premiums written, headcount, and other variables deemed relevant to the allocation of such expenses. In 2006, general and administrative expenses not directly incurred by the segments were allocated based on each segment’s proportional share of gross premiums written.

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written.

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance business segment for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007	March 31, 2006	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$147,033	$80,157	83.4%
Ceded premiums written	(38,944)	(23,465)	66.0%
Net premiums written	108,089	56,692	90.7%
Net premiums earned	110,324	90,426	22.0%
Expenses
Losses and loss expenses	63,529	41,607	52.7%
Acquisition expenses	13,826	6,123	125.8%
General and administrative expenses	22,217	7,959	179.1%
	99,572	55,689	78.8%
Underwriting income	$10,752	$34,737	(69.0%)
Net loss ratio	57.6%	46.0%	11.6
Acquisition expense ratio	12.5%	6.8%	5.7
General and administrative expense ratio	20.2%	8.8%	11.4
Combined ratio	90.3%	61.6%	28.7

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. Gross premiums written for the first quarter of 2007 in the Insurance business segment increased by 83.4% over the first quarter of 2006. Gross and net premiums written for each line of business in the Insurance business segment for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31, 2007		March 31, 2006
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$27,042	$6,127	$28,573	$10,690
Casualty	26,796	17,761	21,786	16,204
Healthcare Liability	18,790	18,790	21,062	21,062
Workers’ Compensation	61,633	54,810	—	—
Professional Lines	12,772	10,601	8,736	8,736
Total	$147,033	$108,089	$80,157	$56,692

The increase in the Insurance business segment gross premiums written for the three months ended March 31, 2007 compared to 2006 was largely driven by the continued development of the Company’s workers’ compensation business that began in the second quarter of 2006, yielding $61.6 million of additional gross premiums written in the first quarter of 2007. The Company’s workers’ compensation business is written on a specialized and targeted basis in a single state. The remaining Insurance lines of business grew 6.5% over the prior year as growth in the Company’s professional and casualty lines of business were partially offset by a decline in the healthcare liability business. The declines experienced in the current period of 2007 in the healthcare liability business lines from the first quarter of 2006 were due to increased pricing pressures, competition and excess capacity, which resulted in business being declined by the Company due to rates or terms not meeting the Company’s required return characteristics.

Ceded premiums written by the Company in the Insurance business segment increased in the first quarter of 2007 compared to the same period in 2006 because of an increase in reinsurance purchases, including excess of loss reinsurance purchases, and which corresponds to the increase in gross premiums written for this segment. The Company expects to continue to use such third party reinsurance in relation to its U.S. insurance operations as a means of managing its aggregate risk exposures.

The net premiums earned by the Company in the Insurance business segment in the three months ended March 31, 2007 also increased compared to 2006, although not as quickly as gross premiums written increased, due to increased use of third party reinsurance in this segment and the continued earning of lower gross premiums written in prior periods, partially offset by the effects of increased ceded premiums written in recent periods.

Net Losses and Loss Expenses.    The net loss ratio in the Company’s Insurance business segment for the three months ended March 31, 2007 reflected the following:

•	A change in business mix as $32.1 million of premium was earned related to our workers’ compensation business compared with none during the 2006 quarter,

•	the impact of additional ceded premiums earned on catastrophe reinsurance protections during the period, unanticipated current accident quarter losses reported in the international property book, and

•	favorable development from prior accident quarters.

Windstorm Kyrill contributed $1.2 million of gross losses to the Insurance business segment during the quarter. During the three months ended March 31, 2007, the Company’s previously estimated ultimate losses for the Insurance business segment for prior accident years were reduced by $26.5 million compared to a $27.9 million reduction during the first quarter of 2006. The short tail lines in the Company’s Insurance business segment experienced the largest net reductions of $16.1 million, while the long tail lines experienced $10.4 million of favorable development for prior accident years in the first quarter of 2007. Reductions resulted as claims have not materialized as originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expenses in the Insurance business segment increased for the three months ended March 31, 2007 compared to 2006 due to changes in business mix. During the current quarter, earned acquisition costs related to workers’ compensation business totaled $7.7 million during the first quarter of 2007 compared to none during the same period in 2006. Additionally, decreased earnings in business lines that generally yield lower acquisition expenses, such as professional lines and healthcare liability, contributed to the period to period increase.

General and Administrative Expenses. The increase in general and administrative expenses in the Insurance business segment for the first quarter of 2007 as compared to 2006 resulted from expenditures related to the expansion of the Company’s U.S. insurance operations and an increase in indirect expense allocations. As gross premiums written by the U.S. insurance operations continue to increase and the related expansion costs stabilize, the Company expects that the general and administrative expense ratio will correspondingly become more stable.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three months ended March 31, 2007 and 2006. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended
	March 31, 2007	March 31, 2006	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$429,473	$590,373	(27.3%)
Ceded premiums written	(682)	(4,907)	(86.1%)
Net premiums written	428,791	585,466	(26.8%)
Net premiums earned	291,396	386,537	(24.6%)
Expenses
Losses and loss expenses	169,699	228,398	(25.7%)
Acquisition expenses	61,417	89,696	(31.5%)
General and administrative expenses	26,612	35,932	(25.9%)
	257,728	354,026	(27.2%)
Underwriting income	$33,668	$32,511	3.6%
Ratios
Loss ratio	58.2%	59.1%	(0.9)
Acquisition expense ratio	21.1%	23.2%	(2.1)
General and administrative expense ratio	9.1%	9.3%	(0.2)
Combined ratio	88.4%	91.6%	(3.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums. Gross premiums written in the Reinsurance business segment decreased in the first quarter of 2007 by 27.3% over the first quarter of 2006. Gross and net premiums written for each line of business in the Reinsurance business segment for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31, 2007		March 31, 2006
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$91,936	$91,921	$185,578	$183,575
Property	36,701	36,527	122,480	122,480
Catastrophe	140,499	140,183	120,695	120,695
Agriculture	93,061	93,061	50,531	50,531
Marine	33,080	33,016	57,246	57,246
Aerospace	6,480	6,375	22,700	22,700
Surety and other specialty	27,716	27,708	31,143	28,239
Total	$429,473	$428,791	$590,373	$585,466

Gross premiums written, including deposit premiums, in Endurance’s Reinsurance business segment for the first quarter of 2007 were $429.5 million, a decrease of 27.3% from the $590.4 million premiums written in the same period in 2006. This decline was partially driven by the non-renewal of several international casualty and property treaties with premiums of $46.9 million that no longer met the Company’s margin requirements. In addition, the Company completed its transition away from the offshore energy business with the non-renewal of contracts representing $33.7 million of premiums. Gross premiums written during the current quarter also do not reflect $112.0 million of premiums predominately related to policy extensions and premium adjustments recorded in the first quarter of 2006 in connection with two large treaty contracts. These declines were partially offset by continued growth in the Company’s agriculture and catastrophe lines of business.

Net premiums earned by the Company in the Reinsurance business segment for the three months ended March 31, 2007 decreased compared to the first quarter of 2006, due to the decrease in gross premiums written in this business segment and the absence of material earned premium adjustments during the current quarter. The rate of decrease in net premiums earned was less than the decline in gross premiums written due to the continued earning of gross premiums written by the Company in prior years.

Losses and Loss Expenses.    The loss ratio in the Company’s Reinsurance business segment for the three months ended March 31, 2007 decreased compared to the first quarter of 2006 as a result of the low level of catastrophe losses outside of Europe and favorable loss emergence in several lines of business despite a gross loss of $38.8 million resulting from Windstorm Kyrill. The majority of the Reinsurance business segment’s losses in respect to Windstorm Kyrill were experienced in the catastrophe line of business, with a small amount of losses in the property and marine lines of business. In each of the first quarters of 2007 and 2006, the Company experienced favorable loss reserve development from prior years. During the first quarter of 2007, the majority of the favorable loss reserve development emanated from this segment’s short tail lines of business. During the three months ended March 31, 2007 and 2006, the Company’s previously estimated ultimate losses for the Reinsurance business segment for prior accident years were reduced by $23.1 million and $16.9 million, respectively, as claims emergence has been less than originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance business segment decreased for the first quarter of 2007 as compared to the first quarter of 2006 due to changes in business mix, including $41.8 million less earned premium related to workers compensation reinsurance, a component of the casualty line of business, which was associated with a higher than average acquisition ratio.

General and Administrative Expenses. The general and administrative expenses experienced by the Reinsurance business segment in the three months ended March 31, 2007 decreased from the same period in 2006 as a result of decreases in the Company’s indirect expense allocations and reduction in gross premiums written during the quarter.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007	March 31, 2006	Change(1)
	(U.S. Dollars in thousands)
Revenues
Gross premiums written	$(3,215)	$(99,149)	(96.8%)
Net premiums written	(3,215)	(99,149)	(96.8%)
Net premiums earned	(24,675)	(56,757)	(56.5%)
Other underwriting (loss) income	(5,936)	3,501	NM (2)
Total revenues	(30,611)	(53,256)	(42.5%)
Expenses
Losses and loss expenses	(22,634)	(31,273)	(27.6%)
Acquisition expenses	(7,713)	(20,571)	(62.5%)
General and administrative expenses	—	—	—
	(30,347)	(51,844)	(41.5%)
Underwriting loss	$(264)	$(1,412)	(81.3%)
Ratios
Loss ratio	91.7%	55.1%	36.6
Acquisition expense ratio	31.3%	36.2%	(4.9)
General and administrative expense ratio	—	—	—
Combined ratio	123.0%	91.3%	31.7

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

During the three months ended March 31, 2007 and 2006, the Company realized $3.2 million and $99.1 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although having a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as gross premium written and losses and loss expenses. Instead, the profits or losses from these contracts are recognized net as other underwriting income or loss over the contract or expected claim payment periods. Income or loss associated with contracts determined to transfer only significant timing risk or only significant underwriting risk are included as a component of net other underwriting income (loss) and recognized over the estimated claim settlement period or contract risk period, respectively.

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(U.S. dollars in thousands)
Total underwriting income	$44,156	$65,836
Net investment income	74,813	61,544
Net foreign exchange (losses) gains	(2,613)	2,886
Net realized losses on sales of investments	(2,084)	(3,330)
Amortization of intangibles	(1,127)	(1,158)
Interest expense	(7,529)	(7,526)
Consolidated income before income taxes	$105,616	$118,252

Significant transactions and events

Credit Facility.    On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, to, among other changes, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012. As amended, the credit facility is referred to as the ‘‘2007 Credit Facility.’’

The full amount of the 2007 Credit Facility is available for revolving credit borrowings and for the issuance of letters of credit. The proceeds of the facility may be used for general corporate and working capital purposes, to finance potential acquisitions and for the repurchase of Endurance Holdings’ outstanding publicly or privately issued securities. So long as the Company is not in default under the terms of the facility, the Company may request that the size of the facility be increased by $500 million, provided that no participating lender is obligated to increase its commitments under the facility.

Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be secured by a portion of the investment portfolio of such subsidiary borrowing under the facility to the extent of such subsidiary’s borrowing. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit, that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of those of its subsidiaries that are parties to the 2007 Credit Facility.

The interest rate for revolving loans under the 2007 Credit Facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 0.5% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR. For letters of credit issued on a secured basis, the Company is required to pay a fee ranging from 0.165% to 0.29% on the daily stated amount of such letters of credit. For letters of credit issued on an unsecured basis, the Company is required to pay a fee ranging from 0.275% to 0.375% on the daily stated amount of such letters of credit. In addition, the 2007 Credit Facility requires the Company to pay to the lenders a facility fee and a utilization fee.

The 2007 Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.4 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the loan facilities.

The 2007 Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the credit facility, the lenders can terminate their commitments under the revolving credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the credit facility.

Liquidity and capital resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, and would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other capital and surplus distributions. As of March 31, 2007, Endurance Bermuda could pay a dividend or otherwise return capital and surplus totaling approximately $881 million (December 31, 2006 — $826 million) without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

Endurance U.S. Reinsurance is subject to regulation by the State of New York Insurance Department. Dividends may only be declared or distributed out of earned surplus. At December 31, 2006, Endurance U.S. Reinsurance did not have earned surplus; therefore, Endurance U.S. Reinsurance is precluded from declaring or distributing any dividend during 2007 without the prior approval of the Superintendent of the State of New York Insurance Department.

Endurance American and Endurance American Specialty are subject to regulation by the State of Delaware Department of Insurance. Dividends are limited to the greater of 10% of policyholders’ surplus or net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2006, neither Endurance American and Endurance American Specialty had any earned surplus; therefore, both Endurance American and Endurance American Specialty are precluded from declaring or distributing dividends during 2007 without the prior approval of the Delaware Insurance Commissioner. Any dividends paid by Endurance American Specialty are paid to Endurance American and are then subject to Endurance American’s dividend limitations. In turn, any dividends paid by Endurance American are paid to Endurance U.S. Reinsurance and are then subject to Endurance U.S. Reinsurance’s dividend limitations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At March 31, 2007, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company’s aggregate cash and invested assets as of March 31, 2007 totaled $5.6 billion compared to $5.5 billion as of December 31, 2006. The increase in cash and invested assets since December 31, 2006 resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid. The decrease in cash flows from operations for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily a result of timing of ceded premium payments to reinsurers, timing of paid loss disbursements and increased employee bonus payments during the three months ended March 31, 2007.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2007, absent the occurrence of one or more significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility or arrange for additional financing.

Under the Company’s recently amended and restated syndicated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion, of which $658 million was available as of May 8, 2007. As of March 31, 2007, and May 8, 2007, there were no borrowings under this line of credit. See ‘‘Significant transactions and events’’ above.

Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk’’ included in the Company’s 2006 Annual Report on Form 10-K.

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for Endurance Bermuda, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

•	changes in tax laws or regulations applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign laws and regulations, which may impede our ability to obtain business, charge adequate rates or efficiently allocate capital;

•	competition from state-sponsored insurance companies and risk pools;

•	reduced acceptance of our products and services, including new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	our investment performance;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2006 Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2007 — January 31, 2007	—	$—	—	1,425,100
February 1, 2007 — February 28, 2007	246,800	36.39	246,800	2,000,000
March 1, 2007 — March 31, 2007	613,300	34.39	613,300	1,386,700
Total	860,100	$34.96	860,100	1,386,700

(1)	Ordinary shares or share equivalents.
(2)	On February 28, 2007, the Company initiated a share repurchase program to replace its expiring program. Under this program, the Company may repurchase up to 2,000,000 of its ordinary shares and share equivalents. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. In addition, on March 26, 2007, the Company adopted a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to facilitate the continuing repurchase of its ordinary shares in accordance with its share repurchase authorization.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement, dated as of May 8, 2007, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.2	Amended and Restated Pledge and Security Agreement, dated as of May 8, 2007, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent, The Bank of New York, as Custodian and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.3	Amended and Restated Account Control Agreement, dated as of May 8, 2007, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian.
10.4	2007 Equity Incentive Plan
10.5	Form of Restricted Share Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	May 10, 2007	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President
Date:	May 10, 2007	By:	/s/ Michael J. McGuire
Michael J. McGuire Chief Financial Officer (Principal Financial Officer)