Form 10-Q
period 2007-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2007-08-09
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended June 30, 2007, or

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

Large accelerated filer / X /	Accelerated filer / /	Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /     No / X /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 3, 2007
Ordinary Shares – $1.00 par value	64,616,128

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	JUNE 30, 2007	DECEMBER 31, 2006
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,817,986 and $4,749,819 at June 30, 2007 and December 31, 2006)	$4,728,942	$4,714,204
Investments in other ventures, under equity method	281,241	253,068
Total investments	5,010,183	4,967,272
Cash and cash equivalents	625,662	547,772
Premiums receivable, net	839,106	660,570
Deferred acquisition costs	198,537	168,809
Securities lending collateral	173,884	226,762
Prepaid reinsurance premiums	99,446	105,058
Losses recoverable	66,377	44,244
Accrued investment income	40,443	40,692
Intangible assets	70,456	70,366
Deferred tax asset	57,993	54,019
Other assets	43,760	39,990
Total assets	$7,225,847	$6,925,554
LIABILITIES
Reserve for losses and loss expenses	$2,767,525	$2,701,686
Reserve for unearned premiums	1,027,229	843,202
Deposit liabilities	143,073	161,024
Reinsurance balances payable	194,012	172,328
Securities lending payable	173,884	226,762
Debt	447,213	447,172
Net payable for investments purchased	31,767	—
Other liabilities	61,298	75,506
Total liabilities	4,846,001	4,627,680
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2006 – 8,000,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 64,591,095 issued and outstanding (2006 – 66,480,381)	64,591	66,480
Additional paid-in capital	1,378,685	1,458,063
Accumulated other comprehensive loss	(47,525)	(14,465)
Retained earnings	976,095	779,796
Total shareholders’ equity	2,379,846	2,297,874
Total liabilities and shareholders’ equity	$7,225,847	$6,925,554

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$506,803	$451,253	$1,080,094	$1,022,634
Ceded premiums written	(58,577)	(42,575)	(98,203)	(70,947)
Net premiums written	$448,226	$408,678	$981,891	$951,687
Change in unearned premiums	(30,675)	(2,000)	(187,295)	(124,803)
Net premiums earned (includes $Nil and $20,583 from related parties for the six months ended June 30, 2007 and 2006, respectively)	417,551	406,678	794,596	826,884
Net investment income	78,548	60,291	153,361	121,835
Net realized losses on investments	(9,038)	(8,729)	(11,122)	(12,059)
Other underwriting (loss) income	(3,203)	(1,992)	(9,139)	1,509
Total revenues	483,858	456,248	927,696	938,169
Expenses
Losses and loss expenses (includes $Nil and $15,820 from related parties for the six months ended June 30, 2007 and 2006, respectively)	207,179	269,445	417,773	508,177
Acquisition expenses (includes $Nil and $6,332 to related parties for the six months ended June 30, 2007 and 2006, respectively)	73,941	79,197	141,471	154,445
General and administrative expenses	48,664	46,068	97,493	89,959
Amortization of intangibles	1,127	1,158	2,254	2,316
Net foreign exchange (gains) losses	(2,072)	(11,997)	541	(14,883)
Interest expense	7,531	7,459	15,060	14,985
Total expenses	336,370	391,330	674,592	754,999
Income before income taxes	147,488	64,918	253,104	183,170
Income tax expense	(12,147)	(868)	(15,928)	(12,084)
Net income	135,341	64,050	237,176	171,086
Preferred dividends	(3,875)	(3,875)	(7,750)	(7,750)
Net income available to common shareholders	$131,466	$60,175	$229,426	$163,336
Other comprehensive loss
Net income	$135,341	$64,050	$237,176	$171,086
Net unrealized holding losses on investments arising during the period (net of applicable deferred income taxes of $3,892 and $6,049 for the six months ended June 30, 2007 and 2006, respectively)	(59,341)	(37,264)	(47,302)	(77,211)
Foreign currency translation adjustments	2,887	2,241	3,076	2,693
Reclassification adjustment for net realized losses included in net income	9,038	8,729	11,122	12,059
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	44	44
Other comprehensive loss	(47,394)	(26,272)	(33,060)	(62,415)
Comprehensive income	$87,947	$37,778	$204,116	$108,671
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	65,530,868	66,397,742	66,068,935	66,421,265
Diluted	70,930,107	71,109,361	71,294,303	71,243,145
Basic earnings per common share	$2.01	$0.91	$3.47	$2.46
Diluted earnings per common share	$1.85	$0.85	$3.22	$2.29

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Preferred shares
Balance, beginning and end of period	$8,000	$8,000
Common shares
Balance, beginning of period	66,480	66,139
Issuance of common shares	554	286
Repurchase of common shares	(2,443)	(329)
Balance, end of period	64,591	66,096
Additional paid-in capital
Balance, beginning of period	1,458,063	1,453,722
Issuance of common shares	6,794	3,440
Repurchase of common shares	(87,440)	(9,679)
Issuance of restricted share units in lieu of dividends	290	494
Public offering and registration costs	(18)	(48)
Settlement of equity awards	(2,273)	(1,970)
Stock-based compensation expense	3,269	4,476
Balance, end of period	1,378,685	1,450,435
Accumulated other comprehensive loss
Cumulative foreign currency translation adjustments:
Balance, beginning of period	28,852	23,842
Foreign currency translation adjustments	3,076	2,693
Balance, end of period	31,928	26,535
Unrealized holding losses on investments:
Balance, beginning of period	(40,841)	(40,948)
Net unrealized holding losses arising during the period, net of reclassification adjustment	(36,180)	(65,152)
Balance, end of period	(77,021)	(106,100)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,476)	(2,566)
Net change from current period hedging transactions, net of reclassification adjustment	44	44
Balance, end of period	(2,432)	(2,522)
Total accumulated other comprehensive loss	(47,525)	(82,087)
Retained earnings
Balance, beginning of period	779,796	364,354
Net income	237,176	171,086
Issuance of restricted share units in lieu of dividends	(290)	(494)
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(32,837)	(33,105)
Balance, end of period	976,095	494,091
Total shareholders’ equity	$2,379,846	$1,936,535

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$237,176	$171,086
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	2,165	8,093
Depreciation and amortization of other intangibles	7,846	7,514
Net realized losses on investments	11,122	12,059
Deferred taxes	(3,974)	2,815
Stock-based compensation expense	3,269	4,476
Equity in earnings of unconsolidated ventures	(25,673)	(13,890)
Premiums receivable, net	(178,536)	(252,130)
Deferred acquisition costs	(29,728)	(6,597)
Prepaid reinsurance premiums	5,612	(29,062)
Losses recoverable	(22,133)	(10,204)
Accrued investment income	249	(3,006)
Other assets	4,000	9,193
Reserve for losses and loss expenses	65,839	179,213
Reserve for unearned premiums	184,027	164,215
Deposit liabilities	(17,951)	81,004
Reinsurance balances payable	22,962	41,507
Other liabilities	(13,996)	7,638
Net cash provided by operating activities	252,276	373,924
Cash flows provided by (used in) investing activities:
Proceeds from sales of fixed maturity investments	1,262,062	803,400
Proceeds from maturities and calls on fixed maturity investments	356,215	309,086
Purchases of fixed maturity investments	(1,642,972)	(1,171,391)
Purchase of investments in other ventures	(2,500)	(28,499)
Purchases of fixed assets	(9,409)	(8,441)
Change in securities lending collateral received	52,878	37,256
Net cash paid in acquisition	(3,622)	(12,078)
Other	(11,601)	(23,697)
Net cash provided by (used in) investing activities	1,051	(94,364)
Cash flows used in financing activities:
Issuance of common shares	7,292	3,678
Repurchase of common shares	(89,883)	(10,008)
Offering and registration costs paid	(18)	(48)
Change in securities lending collateral	(52,878)	(37,256)
Settlement of equity awards	(2,273)	(1,970)
Dividends paid	(40,587)	(40,855)
Net cash used in financing activities	(178,347)	(86,459)
Effect of exchange rate changes on cash and cash equivalents	2,910	8,467
Net increase in cash and cash equivalents	77,890	201,568
Cash and cash equivalents, beginning of period	547,772	468,015
Cash and cash equivalents, end of period	$625,662	$669,583

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined.

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

Certain reclassifications have been made for 2006 to conform to the 2007 presentation and have no impact on net income previously reported. Such reclassifications include information presented in Note 5.

2.	Significant events

Credit Facility.    On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other changes, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the ‘‘Credit Agreement’’). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things, modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preference shares following a default under the Credit Agreement. As amended, the credit facility is referred to as the ‘‘2007 Credit Facility.’’

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

Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be collateralized by a portion of the investment portfolio of such subsidiary borrowing under the facility to the extent of such subsidiary’s borrowing. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit, that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of its subsidiaries that are parties to the 2007 Credit Facility.

The interest rate for revolving loans under the 2007 Credit Facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 0.5% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR, plus a fee ranging from 0.165% to 0.375% depending on the Company’s leverage ratio and if the loan is collateralized or uncollateralized. For letters of credit issued on a collateralized basis, the Company is required to pay a fee ranging from 0.165% to 0.29% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis, the Company is required to pay a fee ranging from 0.275% to 0.375% on the daily stated amount of such letters of credit. In addition, the 2007 Credit Facility requires the Company to pay to the lenders a facility fee and a utilization fee.

The 2007 Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.4 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that have a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the facility generally restrict the declaration or payment of dividends on the Company’s common shares if the Company is already in default or the payment or declaration would cause a default under the terms of the credit facility.

The 2007 Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the 2007 Credit Facility, the lenders can terminate their commitments under the revolving 2007 Credit Facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the 2007 Credit Facility.

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

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Numerator:
Net income available to common shareholders	$131,466	$60,175	$229,426	$163,336
Denominator:
Weighted average shares – basic
Common shares outstanding	65,388,436	66,181,345	65,900,693	66,186,511
Unsettled bonus restricted share units outstanding	142,432	216,397	168,242	234,754
	65,530,868	66,397,742	66,068,935	66,421,265
Share equivalents
Unvested incentive restricted share units outstanding	110,102	355,184	49,926	303,446
Warrants	4,106,820	3,165,668	3,984,135	3,271,202
Options	1,182,317	1,190,767	1,191,307	1,247,232
Weighted average shares – diluted	70,930,107	71,109,361	71,294,303	71,243,145
Basic earnings per common share	$2.01	$0.91	$3.47	$2.46
Diluted earnings per common share	$1.85	$0.85	$3.22	$2.29

On May 9, 2007, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’). The dividend on Endurance Holdings’ outstanding ordinary shares was paid on June 30, 2007 to the ordinary shareholders of record on June 15, 2007, and the dividend on the Series A Preferred Shares was paid on June 15, 2007 to the Series A Preferred shareholders of record on June 1, 2007.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Dividends declared per preferred share	$0.484375	$0.484375	$0.96875	$0.96875
Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

4.	Stock-based employee compensation and other stock plans

The Company has several share-based employee compensation plans which are disclosed in detail in the Company’s 2006 Annual Report on Form 10-K. In addition, at its meeting on February 28, 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan to allow for the issuance

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans, cont’d.

of equity incentives to non-employee directors of the Company and eligible employees of the Company and its subsidiaries. At the Annual General Meeting of Shareholders held on May 9, 2007, the Company’s shareholders approved the adoption of the 2007 Equity Incentive Plan. The 2007 Equity Incentive Plan allows the Company to grant options to purchase the Company’s ordinary shares, restricted shares, restricted share units, stock appreciation rights, share bonuses and other forms of equity incentive awards, as determined by the Compensation Committee of the Company’s Board of Directors, to employees and non-employee directors. At the Company’s exclusive option, restricted share units may be settled in cash, ordinary shares or in a combination thereof. Generally, cash settlements of restricted share units are equal to the minimum statutory withholding requirements based on the individual employee’s tax paying jurisdiction.

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

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned by each respective segment. General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on various factors, including each segment’s proportional share of premiums, headcount, and other variables deemed relevant to the allocation of such expenses. In 2006, general and administrative expenses not directly incurred by the segments were allocated based on each segment’s proportional share of gross premiums written. Ceded reinsurance and recoveries are recorded within the segment to which they apply. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$197,967	$328,815	$(19,979)	$506,803
Ceded premiums written	(45,967)	(12,610)	—	(58,577)
Net premiums written	152,000	316,205	(19,979)	448,226
Net premiums earned	124,057	324,318	(30,824)	417,551
Other underwriting loss	—	—	(3,203)	(3,203)
	124,057	324,318	(34,027)	414,348
Expenses
Net losses and loss expenses	63,422	171,172	(27,415)	207,179
Acquisition expenses	16,528	64,555	(7,142)	73,941
General and administrative expenses	18,592	30,072	—	48,664
	98,542	265,799	(34,557)	329,784
Underwriting income	$25,515	$58,519	$530	$84,564
Net loss ratio	51.1%	52.8%	88.9%	49.6%
Acquisition expense ratio	13.3%	19.9%	23.2%	17.7%
General and administrative expense ratio	15.0%	9.3%	—	11.7%
Combined ratio	79.4%	82.0%	112.1%	79.0%
Reserve for losses and loss expenses	$967,273	$1,935,124	$(134,872)	$2,767,525

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

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

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2006:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$159,223	$338,142	$(46,112)	$451,253
Ceded premiums written	(36,042)	(6,533)	—	(42,575)
Net premiums written	123,181	331,609	(46,112)	408,678
Net premiums earned	88,353	368,496	(50,171)	406,678
Other underwriting loss	—	—	(1,992)	(1,992)
	88,353	368,496	(52,163)	404,686
Expenses
Net losses and loss expenses	70,168	240,276	(40,999)	269,445
Acquisition expenses	6,532	86,371	(13,706)	79,197
General and administrative expenses	13,823	32,245	—	46,068
	90,523	358,892	(54,705)	394,710
Underwriting (loss) income	$(2,170)	$9,604	$2,542	$9,976
Net loss ratio	79.4%	65.2%	81.7%	66.3%
Acquisition expense ratio	7.4%	23.4%	27.3%	19.5%
General and administrative expense ratio	15.7%	8.8%	—	11.3%
Combined ratio	102.5%	97.4%	109.0%	97.1%
Reserve for losses and loss expenses	$761,510	$2,121,578	$(100,285)	$2,782,803

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2007 and 2006, respectively:

	2007	2006
Total underwriting income	$84,564	$9,976
Net investment income	78,548	60,291
Net foreign exchange gains	2,072	11,997
Net realized losses on investments	(9,038)	(8,729)
Amortization of intangibles	(1,127)	(1,158)
Interest expense	(7,531)	(7,459)
Income before income taxes	$147,488	$64,918

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides gross premiums written by line of business for the three months ended June 30, 2007 and 2006:

Business Segment	2007	2006
Insurance
Property	$40,835	$52,591
Casualty	42,343	42,877
Healthcare liability	28,054	31,047
Workers’ compensation	57,142	6,431
Professional lines	29,593	26,277
Total Insurance	197,967	159,223
Reinsurance
Casualty	27,788	77,188
Property	65,476	49,998
Catastrophe	147,506	102,763
Agriculture	24,118	42,373
Marine	12,220	14,560
Aerospace	20,263	25,560
Surety and other specialty	31,444	25,700
Total Reinsurance	328,815	338,142
Subtotal total company	526,782	497,365
Deposit accounting(1)	(19,979)	(46,112)
Total	$506,803	$451,253

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting adjustment reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$345,000	$758,288	$(23,194)	$1,080,094
Ceded premiums written	(84,911)	(13,292)	—	(98,203)
Net premiums written	260,089	744,996	(23,194)	981,891
Net premiums earned	234,382	615,713	(55,499)	794,596
Other underwriting loss	—	—	(9,139)	(9,139)
	234,382	615,713	(64,638)	785,457
Expenses
Net losses and loss expenses	126,951	340,871	(50,049)	417,773
Acquisition expenses	30,354	125,973	(14,856)	141,471
General and administrative expenses	40,809	56,684	—	97,493
	198,114	523,528	(64,905)	656,737
Underwriting income	$36,268	$92,185	$267	$128,720
Net loss ratio	54.2%	55.4%	90.2%	52.6%
Acquisition expense ratio	13.0%	20.5%	26.8%	17.8%
General and administrative expense ratio	17.3%	9.1%	—	12.3%
Combined ratio	84.5%	85.0%	117.0%	82.7%

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2006:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$239,380	$928,515	$(145,261)	$1,022,634
Ceded premiums written	(59,507)	(11,440)	—	(70,947)
Net premiums written	179,873	917,075	(145,261)	951,687
Net premiums earned	178,779	755,033	(106,928)	826,884
Other underwriting income	—	—	1,509	1,509
	178,779	755,033	(105,419)	828,393
Expenses
Net losses and loss expenses	111,775	468,674	(72,272)	508,177
Acquisition expenses	12,655	176,066	(34,276)	154,445
General and administrative expenses	21,782	68,177	—	89,959
	146,212	712,917	(106,548)	752,581
Underwriting income	$32,567	$42,116	$1,129	$75,812
Net loss ratio	62.5%	62.1%	67.6%	61.5%
Acquisition expense ratio	7.1%	23.3%	32.0%	18.7%
General and administrative expense ratio	12.2%	9.0%	—	10.9%
Combined ratio	81.8%	94.4%	99.6%	91.1%

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the six months ended June 30, 2007 and 2006, respectively:

	2007	2006
Total underwriting income	$128,720	$75,812
Net investment income	153,361	121,835
Net foreign exchange (losses) gains	(541)	14,883
Net realized losses on investments	(11,122)	(12,059)
Amortization of intangibles	(2,254)	(2,316)
Interest expense	(15,060)	(14,985)
Income before income taxes	$253,104	$183,170

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides gross premiums written by line of business for the six months ended June 30, 2007 and 2006:

Business Segment	2007	2006
Insurance
Property	$67,877	$81,164
Casualty	69,140	64,664
Healthcare liability	46,843	52,109
Workers’ compensation	118,775	6,431
Professional lines	42,365	35,012
Total Insurance	345,000	239,380
Reinsurance
Casualty	119,725	262,767
Property	102,177	172,478
Catastrophe	288,005	223,459
Agriculture	117,179	92,904
Marine	45,299	71,806
Aerospace	26,743	48,259
Surety and other specialty	59,160	56,842
Total Reinsurance	758,288	928,515
Subtotal total company	1,103,288	1,167,895
Deposit accounting(1)	(23,194)	(145,261)
Total	$1,080,094	$1,022,634

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting adjustment reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

6.	Commitments and contingencies

Concentrations of credit risk.    As of June 30, 2007, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources.    During the six months ended June 30, 2007, the Company obtained 66.5% (2006 – 73.8%) of its gross premiums written before deposit accounting adjustments through four brokers: Marsh & McLennan Companies, Inc. (including Guy Carpenter) – 30.4% (2006 – 24.9%); Aon Corporation – 16.1% (2006 – 22.9%); Willis Companies – 11.6% (2006 – 15.9%); and Benfield Group – 8.4% (2006 – 10.1%).

Letters of credit.    As of June 30, 2007, the Company had issued letters of credit of $528.0 million (December 31, 2006 – $498.5 million) under its credit facility in favor of certain ceding companies.

Investment commitments.    As of June 30, 2007 and December 31, 2006, the Company had pledged cash and cash equivalents and fixed maturity investments of $230.7 million and $231.6 million,

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Commitments and contingencies, cont’d.

respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2007 and December 31, 2006, the Company had also pledged $482.5 million and $456.4 million of its cash and fixed maturity investments as required to meet collateral requirements for $434.0 million and $409.9 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2007 and December 31, 2006, cash and fixed maturity investments with fair values of $122.2 million and $40.9 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $30.8 million and $28.5 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to the investments in other ventures at June 30, 2007. Of the balance outstanding at June 30, 2007, the Company is subject to redemption restriction provisions of between one to three years from the date of acquisition with respect to 99.4% of the amount invested in other ventures. In addition at June 30, 2007, the Company was committed to investing a further $3.7 million (December 31, 2006 – $6.2 million) in alternative investment funds.

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

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2007 are as follows:

Twelve Months Ended June 30,	Amount
2008	$9,043
2009	9,516
2010	9,531
2011	9,483
2012	9,555
2013 and thereafter	34,793
$81,921

Total lease expense under operating leases for the six months ended June 30, 2007 was $5.4 million (2006 – $4.8 million).

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

7.	Income taxes, cont’d.

recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 with no resulting material impact on the Company’s results or financial condition. The total amount of unrecognized tax benefits at June 30, 2007 was zero. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the three and six months ended June 30, 2007, the Company did not recognize or accrue interest and penalties. The Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years before 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and six month periods ended June 30, 2007 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this ‘‘Form 10-Q’’) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the ‘‘2006 Annual Report on Form 10-K’’).

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

Consolidated results of operations — for the three month periods ended June 30, 2007 and 2006

Results of operations for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$506,803	$451,253	12.3%
Net premiums written	448,226	408,678	9.7%
Net premiums earned	417,551	406,678	2.7%
Other underwriting loss	(3,203)	(1,992)	60.8%
	414,348	404,686	2.4%
Expenses
Losses and loss expenses	207,179	269,445	(23.1%)
Acquisition expenses	73,941	79,197	(6.6%)
General and administrative expenses	48,664	46,068	5.6%
	329,784	394,710	(16.4%)
Net investment income	78,548	60,291	30.3%
Net foreign exchange gains	2,072	11,997	(82.7%)
Net realized losses on investments	(9,038)	(8,729)	3.5%
Amortization of intangibles	(1,127)	(1,158)	(2.7%)
Interest expense	(7,531)	(7,459)	1.0%
Income tax expense	(12,147)	(868)	1,299.4%
Net income	$135,341	$64,050	111.3%
Loss ratio	49.6%	66.3%	(16.7)
Acquisition expense ratio	17.7%	19.5%	(1.8)
General and administrative expense ratio	11.7%	11.3%	0.4
Combined ratio	79.0%	97.1%	(18.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

	Three Months Ended
	June 30, 2007	June 30, 2006	Change
	(U.S. dollars in thousands, except for ratios)
Supplemental information
Gross premiums written	$506,803	$451,253	12.3%
Deposit accounting premiums	19,979	46,112	(56.7%)
Total premiums written, including deposit premiums	$526,782	$497,365	5.9%

Premiums

Total premiums written, including deposit premiums, in the three months ended June 30, 2007 were $526.8 million, an increase of $29.4 million, or 5.9%, compared to the same period in 2006. The increase was driven by growth in the Insurance business segment offset in part by a decline in the Reinsurance business segment.

Ceded premiums written increased in the second quarter of 2007 from the same period in 2006, as the Company purchased additional reinsurance in relation to its expanding Insurance business segment and on certain of its reinsurance business lines, consistent with the Company’s overall risk management strategy. The Company’s net written premiums increased for the second quarter of 2007 due to the growth in premiums written as compared to the second quarter of 2006.

Net premiums earned for the three months ended June 30, 2007 were $417.6 million, an increase of $10.9 million, or 2.7%, from the second quarter of 2006. The increase in net premiums earned resulted from the growth in gross premiums written for the second quarter of 2007.

Net Investment Income

Net investment income increased 30.3% to $78.5 million in the second quarter of 2007 compared to the second quarter of 2006 principally due to a 2.2% increase in cash, cash equivalents and investments over December 31, 2006, higher portfolio yields on cash and fixed maturity securities, and strong alternative investment performance. The increase in cash, cash equivalents and investments since the second quarter of 2006 resulted from positive net operating cash flows throughout 2006 and 2007. Investment expenses, including investment management fees, for the second quarter of 2007 were $2.2 million compared to $1.7 million for the same period in 2006.

The annualized net earned yield (which is the actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets), total return on the investment portfolio (which includes realized and unrealized gains and losses), market yield and portfolio duration for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
Annualized Net earned yield	5.67%	4.62%
Total return on investment portfolio	0.45%	0.88%
Market yield(1)	5.49%	5.44%
Portfolio duration(1)	2.71	2.64

(1)	Includes only cash and fixed maturity securities.

During the second quarter of 2007, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 70 basis point range, with a high of 5.21% and a low of 4.51%. The Company’s activities were focused on reducing cash, asset backed and residential mortgage exposures from prior periods and increasing allocations to U.S. Treasuries, agencies and commercial mortgage backed securities. The duration of the fixed income portfolio has increased compared to June 30, 2006 primarily due to a reduction in cash balances and shorter duration U.S. government and agencies and the addition of mortgages and corporate securities. The increase in yields across the interest rate curve has also caused the natural extension of mortgage pass-throughs in the portfolio. Given the current market conditions, the portfolio continues to maintain a very high average credit quality.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing liquidity. The portfolio is constantly adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2007 were $705.4 million compared to $353.1 million during the three months ended June 30, 2006. Net realized investment losses for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(U.S. dollars in thousands)
Gross realized gains	$529	$119
Gross realized losses excluding other-than-temporary impairments	(5,183)	(4,065)
Other-than-temporary impairment losses	(4,384)	(4,783)
Net realized investment losses	$(9,038)	$(8,729)

During the three months ended June 30, 2007, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss on these securities in the current period of $4.4 million (2006 – $4.8 million).

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended June 30, 2007 and 2006, the Company’s net loss ratio benefited from the absence of significant catastrophic losses.

Favorable prior year loss reserve development was $29.9 million for the second quarter of 2007 as compared to unfavorable prior year loss reserve development for the second quarter of 2006 of $21.6 million. In the second quarter of 2007, prior year reserves emerged favorably in both short and long tail lines of the Insurance business segment and the short tail line within the Reinsurance business segment. Unfavorable loss development for the three months ended June 30, 2006 resulted from an increase by the Company in its expected ultimate losses related to the 2005 catastrophes.

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

Acquisition Expenses

The decrease in the acquisition expense ratio for the three months ended June 30, 2007 as compared to the same period in 2006 was due to the increase in catastrophe and property related gross premiums written, which typically have lower acquisition costs.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the second quarter of 2007 was materially consistent with the ratio for the same quarter in 2006.

Net Income

The Company produced net income of $135.3 million in the three months ended June 30, 2007, compared to net income of $64.1 million in the same period of 2006. The increase in net income for the current period of 2007 compared to 2006 was primarily due to a favorable variance in prior year loss reserve development, period over period, of $49.2 million and growth in net investment income of 30.3% for the current period.

Reserve for losses and loss expenses

In order to capture the key dynamics of loss development and expected volatility that may arise within the Company’s reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a ‘‘short,’’ ‘‘long’’ or ‘‘other’’ tail pattern. The Company views short tail business as that for which development typically emerges within a period of a few years while long tail business would emerge over many years. Within the Company’s Reinsurance business segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as ‘‘other’’ in the tables below.

As of June 30, 2007, the Company had accrued losses and loss expenses reserves of $2.8 billion (December 31, 2006 – $2.7 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three month periods ended June 30, 2007 and 2006, the Company paid losses and loss expenses of $249.6 million and $188.5 million, including deposit accounting adjustments, respectively. The increase in paid claims for the current quarter was primarily due to claims payments in relation to the Company’s growing agriculture line of $70.2 million compared to $16.1 million for the second quarter of 2006.

As of June 30, 2007, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage; case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves reflect management’s best estimate of ultimate losses and loss expenses. See ‘‘Critical Accounting Estimates — Reserve for Losses and Loss Expenses’’ included in the 2006 Annual Report on Form 10-K for further details.

Losses and loss expenses for the three months ended June 30, 2007 are summarized as follows:

	Incurred related to:		Total incurred losses
	Current year	Prior years
	(U.S. dollars in thousands)
Insurance:
Short tail	$6,856	$(15,172)	$(8,316)
Long tail	75,291	(3,553)	71,738
Total Insurance	82,147	(18,725)	63,422
Reinsurance:
Short tail	55,938	(10,114)	45,824
Long tail	93,524	1,136	94,660
Other	30,151	537	30,688
Total Reinsurance	179,613	(8,441)	171,172
Deposit accounting(1)	(24,700)	(2,715)	(27,415)
Totals	$237,060	$(29,881)	$207,179

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three months ended June 30, 2007 include $29.9 million in favorable loss reserve development relating to prior accident years. The favorable loss reserve development experienced during the second quarter of 2007 benefited the Company’s 2007 net loss ratio by approximately 7.2 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses than was previously estimated by the Company. Favorable development of prior year loss reserves for the second quarter of 2007 related primarily to the Company’s short and long tail lines included in its Insurance business segment, as well as the short tail line of business in the Reinsurance business segment.

Losses and loss expenses for the three months ended June 30, 2006 are summarized as follows:

	Incurred related to:		Total incurred losses
	Current year	Prior years
	(U.S. dollars in thousands)
Insurance:
Short tail	$28,449	$(5,102)	$23,347
Long tail	54,787	(7,966)	46,821
Total Insurance	83,236	(13,068)	70,168
Reinsurance:
Short tail	105,873	58,523	164,396
Long tail	65,258	(10,115)	55,143
Other	27,608	(6,871)	20,737
Total Reinsurance	198,739	41,537	240,276
Deposit accounting(1)	(34,112)	(6,887)	(40,999)
Totals	$247,863	$21,582	$269,445

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three months ended June 30, 2006 include approximately $21.6 million in unfavorable development of reserves relating to prior accident years. The unfavorable loss reserve development experienced by the Company in the second quarter of 2006 increased the net loss ratio by approximately 5.3 percentage points. The net increase in estimated losses for prior accident years primarily reflects an increase in the expected ultimate losses related to the 2005 catastrophes in the short tail lines of business within the Company’s Reinsurance business segment.

Reserves for losses and loss expenses were comprised of the following at June 30, 2007:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$100,339	$34,066	$134,405
Long tail	49,928	782,940	832,868
Total Insurance	150,267	817,006	967,273
Reinsurance:
Short tail	614,638	360,303	974,941
Long tail	234,964	598,815	833,779
Other	9,267	117,137	126,404
Total Reinsurance	858,869	1,076,255	1,935,124
Deposit accounting(1)	(65,639)	(69,233)	(134,872)
Totals	$943,497	$1,824,028	$2,767,525

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at June 30, 2006:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$153,272	$47,858	$201,130
Long tail	9,127	551,253	560,380
Total Insurance	162,399	599,111	761,510
Reinsurance:
Short tail	773,818	459,855	1,233,673
Long tail	181,465	581,078	762,543
Other	8,287	117,075	125,362
Total Reinsurance	963,570	1,158,008	2,121,578
Deposit accounting(1)	(31,308)	(68,977)	(100,285)
Totals	$1,094,661	$1,688,142	$2,782,803

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Underwriting results by operating segments

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. Management measures the Company’s results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by business segments are allocated directly. Remaining corporate overhead is allocated to business segments based on various factors, including each segment’s proportional share of premiums, headcount, and other variables deemed relevant to the allocation of such expenses. In 2006, general and administrative expenses not directly incurred by the segments were allocated based on each segment’s proportional share of gross premiums written.

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written.

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance business segment for the three months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$197,967	$159,223	24.3%
Ceded premiums written	(45,967)	(36,042)	27.5%
Net premiums written	152,000	123,181	23.4%
Net premiums earned	124,057	88,353	40.4%
Expenses
Losses and loss expenses	63,422	70,168	(9.6%)
Acquisition expenses	16,528	6,532	153.0%
General and administrative expenses	18,592	13,823	34.5%
	98,542	90,523	8.9%
Underwriting income (loss)	$25,515	$(2,170)	NM (2)
Net loss ratio	51.1%	79.4%	(28.3)
Acquisition expense ratio	13.3%	7.4%	5.9
General and administrative expense ratio	15.0%	15.7%	(0.7)
Combined ratio	79.4%	102.5%	(23.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums.    Gross premiums written for the second quarter of 2007 in the Insurance business segment increased by 24.3% over the second quarter of 2006. Gross and net premiums written for each line of business in the Insurance business segment for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30, 2007		June 30, 2006
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$40,835	$17,262	$52,591	$26,699
Casualty	42,343	26,815	42,877	33,113
Healthcare Liability	28,054	28,054	31,047	31,047
Workers’ Compensation	57,142	52,999	6,431	6,045
Professional Lines	29,593	26,870	26,277	26,277
Total	$197,967	$152,000	$159,223	$123,181

The increase in the Insurance business segment gross premiums written for the three months ended June 30, 2007 compared to 2006 was largely driven by the continued development of the Company’s workers’ compensation line of business. The Company’s workers’ compensation business transitioned from the Company’s Reinsurance business segment in the second quarter of 2006 and yielded $50.7 million of additional gross premiums written in the second quarter of 2007 compared to the same period in 2006. The Company’s workers’ compensation business continues to be written on a specialized and targeted basis in a single state. The remaining insurance lines of business decreased by 7.8% over the second quarter of 2006 as the Company non-renewed contracts within the property and healthcare liability lines of business due to declines in pricing, terms and conditions as a result of increased competition.

Ceded premiums written by the Company in the Insurance business segment increased in the second quarter of 2007 compared to the same period in 2006 because of an increase in reinsurance purchases, including excess of loss reinsurance purchases, which corresponds to the increase in gross premiums written for this segment. The Company expects to continue to use such third party reinsurance in relation to its U.S. insurance operations as a means of managing its aggregate risk and limit exposures.

Net premiums earned by the Company in the Insurance business segment in the three months ended June 30, 2007 also increased compared to 2006, due to the increase in gross premiums written within this segment and the continued earning of gross premiums written in prior periods, partially offset by the effects of increased ceded premiums written in recent periods.

Net Losses and Loss Expenses.    The net loss ratio in the Company’s Insurance business segment decreased by 28.3 points for the three months ended June 30, 2007 over the same period in 2006 as a result of the absence of large losses in the current period compared with a $19.0 million industrial fire loss in Canada during 2006 and an increase in favorable development from prior accident quarters.

During the three months ended June 30, 2007, the Company’s previously estimated ultimate losses for the Insurance business segment for prior accident years were reduced by $18.7 million compared to a $13.1 million reduction during the second quarter of 2006. The short tail line in the Company’s Insurance business segment experienced the largest net reductions of $15.2 million, while the long tail line experienced $3.6 million of favorable development for prior accident years in the second quarter of 2007. Reductions in reserves for losses and loss expenses in the Insurance business segment for the current and prior period resulted as claims have not materialized as originally estimated by the Company.

Acquisition Expenses.    Acquisition expenses in the Insurance business segment increased for the three months ended June 30, 2007 compared to 2006 due to changes in business mix. During the current quarter, acquisition costs related to the Company’s workers’ compensation business, which has a higher acquisition expense ratio than the Company’s other insurance lines, totaled $10.5 million compared to

$0.2 million during the same period in 2006. Additionally, decreased earned premiums in business lines with lower acquisition expenses, such as healthcare liability, contributed to the period over period increase.

General and Administrative Expenses.    The increase in general and administrative expenses in the Insurance business segment for the second quarter of 2007 as compared to 2006 resulted from expenditures related to the expansion of the Company’s U.S. insurance operations and an increase in indirect expense allocations. However, the general and administrative expense ratio decreased during the current period as a result of the increase in earned premiums related to the workers’ compensation initiative within the Insurance business segment.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three months ended June 30, 2007 and 2006. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Total premiums written	$328,815	$338,142	(2.8%)
Ceded premiums written	(12,610)	(6,533)	93.0%
Net premiums written	316,205	331,609	(4.6%)
Net premiums earned	324,318	368,496	(12.0%)
Expenses
Losses and loss expenses	171,172	240,276	(28.7%)
Acquisition expenses	64,555	86,371	(25.3%)
General and administrative expenses	30,072	32,245	(6.7%)
	265,799	358,892	(25.9%)
Underwriting income	$58,519	$9,604	509.3%
Net loss ratio	52.8%	65.2%	(12.4)
Acquisition expense ratio	19.9%	23.4%	(3.5)
General and administrative expense ratio	9.3%	8.8%	0.5
Combined ratio	82.0%	97.4%	(15.4)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    Total and net premiums written for each line of business in the Reinsurance business segment for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30, 2007		June 30, 2006
	Total Premiums Written	Net Premiums Written	Total Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$27,788	$27,610	$77,188	$76,004
Property	65,476	67,074	49,998	49,998
Catastrophe	147,506	137,720	102,763	99,238
Agriculture	24,118	22,018	42,373	42,373
Marine	12,220	12,704	14,560	14,560
Aerospace	20,263	18,326	25,560	23,995
Surety and other specialty	31,444	30,753	25,700	25,441
Total	$328,815	$316,205	$338,142	$331,609

Total premiums written, which includes deposit premiums, in Endurance’s Reinsurance business segment for the second quarter of 2007 were $328.8 million, a decrease of 2.8% from the $338.1 million of premiums written in the same period in 2006. This decline was partially driven by decreases in the Company’s casualty line of business due to the absence of premiums associated with workers’ compensation business, the majority of which is now written in the Insurance business segment. In addition, premiums decreased in the agriculture line of business from timing differences between the first and second quarters of 2006 and 2007. These declines were partially offset by continued growth in the Reinsurance business segment’s catastrophe and property lines of business as a result of new business written and certain premium adjustments.

Net premiums earned by the Company in the Reinsurance business segment for the three months ended June 30, 2007 decreased compared to the first quarter of 2006, due to the decrease in total premiums written in this business segment and the decrease in earned premium adjustments during the current quarter.

Losses and Loss Expenses.    The net loss ratio in the Company’s Reinsurance business segment for the three months ended June 30, 2007 decreased compared to the second quarter of 2006 as a result of favorable loss emergence during the current quarter as compared to unfavorable prior year loss reserve development recorded in the same period of 2006. During the second quarter of 2007, net favorable prior year loss reserve development of $8.4 million emanated primarily from this segment’s short tail lines of business as claims did not emerge as originally estimated by the Company. For the second quarter of 2006, net unfavorable prior year loss reserve development of $41.5 million was recorded primarily in the Reinsurance business segment’s short tail lines as a result of an increase in the expected ultimate losses related to the 2005 catastrophes.

Acquisition Expenses.    The Company’s acquisition expense ratio in the Reinsurance business segment decreased for the second quarter of 2007 as compared to the second quarter of 2006 due to changes in business mix, including $45.0 million less earned premium from several workers’ compensation reinsurance treaties in the casualty line that had higher acquisition expenses than other lines in the Reinsurance business segment.

General and Administrative Expenses.    The general and administrative expenses incurred by the Reinsurance business segment in the three months ended June 30, 2007 decreased from the same period in 2006 primarily as a result of decreases in the Company’s indirect expense allocations during the current quarter.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$(19,979)	$(46,112)	(56.7%)
Net premiums written	(19,979)	(46,112)	(56.7%)
Net premiums earned	(30,824)	(50,171)	(38.6%)
Other underwriting (loss) income	(3,203)	(1,992)	60.8%
	(34,027)	(52,163)	(34.8%)
Expenses
Losses and loss expenses	(27,415)	(40,999)	(33.1%)
Acquisition expenses	(7,142)	(13,706)	(47.9%)
General and administrative expenses	—	—	—
	(34,557)	(54,705)	(36.8%)
Underwriting loss	$530	$2,542	(79.2%)
Ratios
Loss ratio	88.9%	81.7%	7.2
Acquisition expense ratio	23.2%	27.3%	(4.1)
General and administrative expense ratio	—	—	—
Combined ratio	112.1%	109.0%	3.1

(1)	With respect to ratios, changes show increase or decrease in percentage points.

During the three months ended June 30, 2007 and 2006, $20.0 million and $46.1 million, respectively, of premiums, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of Statement of Position 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk (‘‘SOP 98-7’’). While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks that have a low probability of occurrence, however, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended
	June 30, 2007	June 30, 2006
	(U.S. dollars in thousands)
Total underwriting income	$84,564	$9,976
Net investment income	78,548	60,291
Net foreign exchange gains	2,072	11,997
Net realized losses on investments	(9,038)	(8,729)
Amortization of intangibles	(1,127)	(1,158)
Interest expense	(7,531)	(7,459)
Consolidated income before income taxes	$147,488	$64,918

Consolidated results of operations — for the six month period ended June 30, 2007 and 2006

Results of operations for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$1,080,094	$1,022,634	5.6%
Net premiums written	981,891	951,687	3.2%
Net premiums earned	794,596	826,884	(3.9%)
Other underwriting (loss) income	(9,139)	1,509	NM (2)
	785,457	828,393	(5.2%)
Expenses
Losses and loss expenses	417,773	508,177	(17.8%)
Acquisition expenses	141,471	154,445	(8.4%)
General and administrative expenses	97,493	89,959	8.4%
	656,737	752,581	(12.7%)
Net investment income	153,361	121,835	25.9%
Net foreign exchange (losses) gains	(541)	14,883	NM(2)
Net realized losses on investments	(11,122)	(12,059)	(7.8%)
Amortization of intangibles	(2,254)	(2,316)	(2.7%)
Interest expense	(15,060)	(14,985)	0.5%
Income tax expense	(15,928)	(12,084)	31.8%
Net income	$237,176	$171,086	38.6%
Loss ratio	52.6%	61.5%	(8.9)
Acquisition expense ratio	17.8%	18.7%	(0.9)
General and administrative expense ratio	12.3%	10.9%	1.4
Combined ratio	82.7%	91.1%	(8.4)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

	Six Months Ended
	June 30, 2007	June 30, 2006	Change
	(U.S. dollars in thousands)
Supplemental information
Gross premiums written	$1,080,094	$1,022,634	5.6%
Deposit accounting premiums	23,194	145,261	(84.0%)
Total premiums written, including deposit premiums	$1,103,288	$1,167,895	(5.5%)

Premiums

Total premiums written, including deposit premiums, in the six months ended June 30, 2007 were $1,103.3 million, a decrease of $64.6 million, or 5.5%, compared to the same period in 2006. The decrease in total premiums for the six months ended June 30, 2007 as compared to the same period in 2006 primarily related to a decrease in premiums written by the Company’s Reinsurance business segment.

Ceded premiums written increased for the six months ended June 30, 2007 from the same period in 2006 as the Company purchased additional reinsurance in relation to its expanding Insurance business segment, which is consistent with its overall risk management strategy. The Company’s net written premiums increased for the six months ended June 30, 2007 due to the growth in premiums written, which outpaced the growth in ceded premiums as compared to the six months ended June 30, 2006.

Net premiums earned for the six months ended June 30, 2007 were $794.6 million, a decrease of $32.3 million, or 3.9%, from the same period in 2006. The decrease in net premiums earned resulted from increased reinsurance purchases, including premiums ceded to the Company’s catastrophe bond and loan facility, Shackleton Re, and a decrease in the amount of positive earned premium adjustments and extension premiums which benefited the first six months of 2006.

Net Investment Income

Net investment income increased 25.9% to $153.4 million for the six months ended June 30, 2007 compared to the first six months of 2006 principally due to a 2.2% increase in cash, cash equivalents and investments over 2006, higher portfolio yields on cash and fixed maturity securities, and strong alternative investment performance. The increase in cash, cash equivalents and investments since June 30, 2006 resulted from positive net operating cash flows throughout 2006 and through June 30, 2007. Investment expenses, including investment management fees, for the six months ended June 30, 2007 were $4.9 million compared to $3.6 million for the same period in 2006.

The net earned yield (which is the actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets), total return on the investment portfolio (which includes realized and unrealized gains and losses), market yield and portfolio duration for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
Net earned yield	5.53%	4.75%
Total return on investment portfolio	2.12%	1.31%
Market yield(1)	5.49%	5.44%
Portfolio duration(1)	2.71	2.64

(1) Includes only cash and fixed maturity securities.

During the first six months of 2007, the yield on the benchmark five year U.S. Treasury bond fluctuated within an 81 basis point range, with a high of 5.21% and a low of 4.40%. The Company’s activities were focused on generating cash, increasing exposure to mortgage and US governments while decreasing asset backed and corporate securities. The duration of the fixed income portfolio has increased compared to June 30, 2006 primarily due to an increase in mortgage backed securities. The increase in yields across the interest rate curve has also caused the natural extension of mortgage pass-throughs in the portfolio. Given the current market conditions of limited additional yield for taking risk, the portfolio continues to maintain a very high average credit quality.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing liquidity. The portfolio is constantly adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains (losses) which are dependent on movements in financial markets and interest rates. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2007 were $1,262.1 million compared to $803.4 million during the six months ended June 30, 2006. Net realized investment losses for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(U.S. dollars in thousands)
Gross realized gains	$1,802	$2,557
Gross realized losses excluding other-than-temporary impairments	(6,950)	(7,726)
Other-than-temporary impairment losses	(5,974)	(6,890)
Net realized investment losses	$(11,122)	$(12,059)

During the six months ended June 30, 2007, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss on these securities in the current period of $6.0 million (2006 – $6.9 million).

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the six months ended June 30, 2007, the Company’s net loss ratio was adversely impacted by European Windstorm Kyrill, while in the six months ended June 30, 2006 the absence of major catastrophes favorably impacted the net loss ratio. The Company’s combined gross losses from Windstorm Kyrill in the current period were $40.0 million and were recorded primarily within the catastrophe line of the Reinsurance business segment, and to a lesser extent in the Company’s marine and property lines of the Reinsurance business segment and the property line of the Insurance business segment. The Company’s losses net of reinstatement premiums, other loss sensitive accruals, loss recoveries and taxes were $33.9 million for Windstorm Kyrill.

Favorable prior year loss reserve development was $85.8 million for the first six months of 2007 as compared to favorable prior year loss reserve development for the six months ended June 30, 2006 of $21.0 million. In the six months ended June 30, 2007, prior year reserves emerged favorably in both short and long tail lines of business within the Insurance and Reinsurance business segments as claims did not emerge as originally estimated by the Company. During the six months ended June 30, 2006, the Company had overall net favorable prior year loss reserve development, despite adverse loss development on the 2005 catastrophes. This adverse development primarily impacted the Company’s short tail lines in the Reinsurance business segment while overall favorable prior year loss reserve development was experienced across all other lines within the Insurance and Reinsurance business segments.

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

Acquisition Expenses

The acquisition expense ratio for the six months ended June 30, 2007 decreased from the same period in 2006. The decrease in acquisition expenses was due to change in the mix of business, with more premiums written in the catastrophe reinsurance line, which typically has lower associated acquisition costs, and fewer premiums written in the casualty reinsurance line, which typically has higher associated acquisition costs, as compared to the same period in 2006.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the six months ended June 30, 2007 increased as compared to the same period in 2006 primarily due to the continued expansion of the

Company’s U.S. insurance operations, changes in Endurance’s mix of business, and increases in reinsurance purchases. Management seeks to grow the Company’s Insurance business segment in the coming year through continued investment in the infrastructure necessary to support its U.S. Insurance operations.

Net Income

The Company produced net income of $237.2 million in the six months ended June 30, 2007, compared to net income of $171.1 million in the same period of 2006. The increase in net income for the first six months of 2007 was primarily due to the increase in favorable prior year loss reserve development as compared to the same period of 2006 with lower favorable loss reserve development due to an increase in the expected ultimate losses related to the 2005 catastrophes. In addition, net investment income increased during the current period by 25.9% over the six months ended June 30, 2006. These increases were offset during the six months ended June 30, 2007 by losses related to Windstorm Kyrill as compared to the absence of catastrophic events in the same period of 2006 and the decline in the Company’s net premiums earned for the first six months of 2007 compared to 2006.

Reserve for losses and loss expenses

In order to capture the key dynamics of loss development and expected volatility that may arise within the Company’s reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a ‘‘short,’’ ‘‘long’’ or ‘‘other’’ tail pattern. The Company views short tail business as that for which development typically emerges within a period of a few years while long tail business would emerge over many years. Within the Company’s Reinsurance business segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as ‘‘other’’ in the tables below.

As of June 30, 2007, the Company had accrued losses and loss expenses reserves of $2.8 billion (December 31, 2006 – $2.7 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six month periods ended June 30, 2007 and 2006, the Company paid losses and loss expenses of $389.9 million and $352.0 million, including deposit accounting adjustments, respectively. The increase in paid claims for the six months ended June 30, 2007 was primarily due to claims payments in relation to the Company’s agriculture line of $71.6 million compared to $17.0 million for the same period of 2006.

As of June 30, 2007, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage; case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves reflect management’s best estimate of ultimate losses and loss expenses. See ‘‘Critical Accounting Estimates — Reserve for Losses and Loss Expenses’’ included in the 2006 Annual Report on Form 10-K for further details.

Losses and loss expenses for the six months ended June 30, 2007 are summarized as follows:

	Incurred related to:		Total incurred losses
	Current year	Prior years
	(U.S. dollars in thousands)
Insurance:
Short tail	$23,004	$(31,270)	$(8,266)
Long tail	149,179	(13,962)	135,217
Total Insurance	172,183	(45,232)	126,951
Reinsurance:
Short tail	227,963	(25,452)	202,511
Long tail	92,989	(3,900)	89,089
Other	51,432	(2,161)	49,271
Total Reinsurance	372,384	(31,513)	340,871
Deposit accounting(1)	(41,006)	(9,043)	(50,049)
Totals	$503,561	$(85,788)	$417,773

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the six months ended June 30, 2007 include $85.8 million in favorable loss reserve development relating to prior accident years. The favorable loss reserve development experienced during the first six months of 2007 benefited the Company’s 2007 reported loss ratio by approximately 10.8 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses. Favorable development of prior year loss reserves for the six months ended June 30, 2007 was recorded in the short, long and other tail lines of business within both the Insurance and Reinsurance business segments.

Losses and loss expenses for the six months ended June 30, 2006 are summarized as follows:

	Incurred related to:		Total incurred losses
	Current year	Prior years
	(U.S. dollars in thousands)
Insurance:
Short tail	$46,734	$(28,848)	$17,886
Long tail	105,964	(12,075)	93,889
Total Insurance	152,698	(40,923)	111,775
Reinsurance:
Short tail	249,361	54,111	303,472
Long tail	152,379	(18,445)	133,934
Other	42,343	(11,075)	31,268
Total Reinsurance	444,083	24,591	468,674
Deposit accounting(1)	(67,645)	(4,627)	(72,272)
Totals	$529,136	$(20,959)	$508,177

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the six months ended June 30, 2006 include approximately $21.0 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development benefited the Company’s reported loss ratio by approximately 2.5 percentage points for the first six months of 2006. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses primarily in the short and long tail lines of the

Insurance business segment and the long tail and other lines of the Reinsurance business segment. Net unfavorable development for the six months ended June 30, 2006 was recorded in the short tail line within the Reinsurance business segment as the Company increased its expected ultimate losses in relation to the 2005 catastrophes.

Underwriting results by operating segments

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. Management measures the Company’s results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by business segments are allocated directly. Remaining corporate overhead is allocated to business segments based on various factors, including each segment’s proportional share of premiums, headcount, and other variables deemed relevant to the allocation of such expenses. In 2006, general and administrative expenses not directly incurred by the segments were allocated based on each segment’s proportional share of gross premiums written.

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written.

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance business segment for the six months ended June 30, 2007 and 2006.

	Six Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$345,000	$239,380	44.1%
Ceded premiums written	(84,911)	(59,507)	42.7%
Net premiums written	260,089	179,873	44.6%
Net premiums earned	234,382	178,779	31.1%
Expenses
Losses and loss expenses	126,951	111,775	13.6%
Acquisition expenses	30,354	12,655	139.9%
General and administrative expenses	40,809	21,782	87.4%
	198,114	146,212	35.5%
Underwriting income	$36,268	$32,567	11.4%
Net loss ratio	54.2%	62.5%	(8.3)
Acquisition expense ratio	13.0%	7.1%	5.9
General and administrative expense ratio	17.3%	12.2%	5.1
Combined ratio	84.5%	81.8%	2.7

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    Gross and net premiums written for each line of business in the Insurance business segment for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30, 2007		June 30, 2006
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$67,877	$23,389	$81,164	$37,389
Casualty	69,140	44,577	64,664	49,318
Healthcare Liability	46,843	46,843	52,109	52,109
Workers’ Compensation	118,775	107,809	6,431	6,044
Professional Lines	42,365	37,471	35,012	35,013
Total	$345,000	$260,089	$239,380	$179,873

The increase in the Insurance business segment gross premiums written for the six months ended June 30, 2007 compared to 2006 was largely driven by the continued development of the Company’s workers’ compensation business that was transitioned from the Reinsurance business segment during the second quarter of 2006. During the first six months of 2007, the workers’ compensation line yielded $112.3 million of additional gross premiums written in the Insurance business segment. The Company’s workers’ compensation business is written on a specialized and targeted basis in a single state. The Insurance segment’s casualty and professional lines also grew as a result of new business written during the six months ended June 30, 2007. Gross premiums written in the remaining lines in the Insurance business segment decreased by 2.9% over the prior year as the property and healthcare liability lines non-renewed business due to declines in pricing, terms and conditions as a result of increased competition.

Ceded premiums written by the Company in the Insurance business segment increased in the six months ended June 30, 2007 compared to the same period in 2006 consistent with the increase in gross premiums written. The Company expects to continue to use such third party reinsurance as a means of managing its aggregate risk and to limit exposures.

Net premiums earned by the Company in the Insurance business segment in the six months ended June 30, 2007 also increased compared to 2006, due to the increase in gross premiums written within this segment and the continued earning of gross premiums written in prior periods, partially offset by the effects of increased ceded premiums written in recent periods.

Net Losses and Loss Expenses.    The net loss ratio in the Company’s Insurance business segment for the six months ended June 30, 2007 reflected the absence of large losses in the current period and an increase in favorable development from prior accident quarters compared to the same period in 2006. During the six months ended June 30, 2007, Windstorm Kyrill contributed $1.2 million of gross losses to the Insurance business segment while the six months ended June 30, 2006 included a $19.0 million loss due to an industrial fire.

The Company’s previously estimated ultimate losses for the Insurance business segment for prior accident years were reduced by $45.2 million during the six months ended June 30, 2007 compared to a $40.9 million reduction for the same period in 2006. The short tail lines in the Company’s Insurance business segment experienced the largest net reductions of $31.3 million, while the long tail lines experienced $14.0 million of favorable development for prior accident years in the six months ended June 30, 2007. Reductions in reserves for losses and loss expenses in the Insurance business segment for the current and prior period resulted as claims have not materialized as originally estimated by the Company.

Acquisition Expenses.    Acquisition expenses in the Insurance business segment increased for the six months ended June 30, 2007 compared to 2006 due to changes in business mix. During the current quarter, earned acquisition costs related to workers’ compensation business, which generally has higher acquisition expenses than the Company’s other insurance lines, totaled $18.2 million compared to $0.2 million during the same period in 2006. Additionally, decreased earned premiums in business lines with lower acquisition expenses, such as healthcare liability, contributed to the period to period increase.

General and Administrative Expenses.    The increase in general and administrative expenses in the Insurance business segment for the six months ended June 30, 2007 as compared to 2006 resulted from expenditures related to the expansion of the Company’s U.S. insurance operations and an increase in indirect expense allocations. As gross premiums written by the U.S. insurance operations continue to increase and the related expansion costs stabilize, the Company expects that the general and administrative expense ratio will correspondingly become more stable.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the six months ended June 30, 2007 and 2006. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Six Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Total premiums written	$758,288	$928,515	(18.3%)
Ceded premiums written	(13,292)	(11,440)	16.2%
Net premiums written	744,996	917,075	(18.8%)
Net premiums earned	615,713	755,033	(18.5%)
Expenses
Losses and loss expenses	340,871	468,674	(27.3%)
Acquisition expenses	125,973	176,066	(28.5%)
General and administrative expenses	56,684	68,177	(16.9%)
	523,528	712,917	(26.6%)
Underwriting income	$92,185	$42,116	118.9%
Net loss ratio	55.4%	62.1%	(6.7)
Acquisition expense ratio	20.5%	23.3%	(2.8)
General and administrative expense ratio	9.1%	9.0%	0.1
Combined ratio	85.0%	94.4%	(9.4)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums.    Total and net premiums written for each line of business in the Reinsurance business segment for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30, 2007		June 30, 2006
	Total Premiums Written	Net Premiums Written	Total Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$119,725	$119,532	$262,767	$259,579
Property	102,177	103,601	172,478	172,478
Catastrophe	288,005	277,904	223,459	219,933
Agriculture	117,179	115,079	92,904	92,904
Marine	45,299	45,718	71,806	71,806
Aerospace	26,743	24,701	48,259	46,695
Surety and other specialty	59,160	58,461	56,842	53,680
Total	$758,288	$744,996	$928,515	$917,075

Total premiums written, which includes deposit premiums, in Endurance’s Reinsurance business segment for the six months ended June 30, 2007 were $758.3 million, a decrease of 18.3% from the $928.5 million of premiums written in the same period in 2006. This decline was driven primarily by the following factors:

•	the Company transitioned a significant portion of its workers’ compensation reinsurance business from the casualty line of its Reinsurance business segment to the workers’ compensation line of its Insurance business segment during the second quarter of 2006, which contributed $65.4 million of written premiums to the Reinsurance segment’s period over period decline;

•	the Company non-renewed several international casualty and property treaties and a large U.S. workers’ compensation treaty that no longer met the Company’s underwriting requirements, which contributed $100.1 million to the period over period decline; and

•	the Company non-renewed all of its offshore energy exposures during the first quarter of 2007 within the marine line which contributed to the $26.5 million period over period decline in marine premiums.

The above noted declines were partially offset by growth in the Company’s agriculture and catastrophe lines of business due to better than expected renewal and new business opportunities.

Net premiums earned by the Company in the Reinsurance business segment for the six months ended June 30, 2007 decreased compared to the same period in 2006, due to the decrease in total premiums written in this business segment during the current period.

Losses and Loss Expenses.    The loss ratio in the Company’s Reinsurance business segment for the six months ended June 30, 2007 decreased compared to the six months ended June 30, 2006 as a result of favorable loss emergence and a low level of catastrophe losses despite a gross loss of $38.8 million resulting from Windstorm Kyrill. The majority of the Reinsurance business segment’s losses in respect to Windstorm Kyrill were experienced in the catastrophe line of business, with a smaller portion of the losses recorded in the property and marine lines of business.

In the six months ended June 30, 2007, the Reinsurance business segment experienced favorable loss reserve development from prior years of $31.5 million while in the six months ended June 30, 2006 the Reinsurance business segment experienced unfavorable loss development of $24.6 million on prior year reserves. The favorable prior year loss reserve development during 2007 emanated from this segment’s short tail lines of business as losses did not materialize as originally estimated by the Company. The unfavorable prior year loss development for the six months ended June 30, 2006 resulted from an increase in the estimated ultimate losses from the 2005 catastrophes.

Acquisition Expenses.    The Company’s acquisition expense ratio in the Reinsurance business segment decreased for the six months ended June 30, 2007 as compared to the six months ended

June 30, 2006 due to changes in business mix, including a reduction in workers compensation reinsurance, a component of the casualty line of business that had a higher acquisition expense ratio than the Company’s other reinsurance lines.

General and Administrative Expenses.    The general and administrative expense ratio for the six months ended June 30, 2007 was materially consistent with the ratio for the six months ended June 30, 2006.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the six months ended June 30, 2007 and 2006.

	Six Months Ended
	June 30, 2007	June 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$(23,194)	$(145,261)	(84.0%)
Net premiums written	(23,194)	(145,261)	(84.0%)
Net premiums earned	(55,499)	(106,928)	(48.1%)
Other underwriting (loss) income	(9,139)	1,509	NM (2)
	(64,638)	(105,419)	(38.7%)
Expenses
Losses and loss expenses	(50,049)	(72,272)	(30.7%)
Acquisition expenses	(14,856)	(34,276)	(56.7%)
General and administrative expenses	—	—	—
	(64,905)	(106,548)	(39.1%)
Underwriting loss	$267	$1,129	(76.4%)
Ratios
Loss ratio	90.2%	67.6%	22.6
Acquisition expense ratio	26.8%	32.0%	(5.2)
General and administrative expense ratio	—	—	—
Combined ratio	117.0%	99.6%	17.4

(1) With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

During the six months ended June 30, 2007 and 2006, $23.2 million and $145.3 million, respectively, of premiums were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that have a low probability of occurrence, however, could produce material losses. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(U.S. dollars in thousands)
Total underwriting income	$128,720	$75,812
Net investment income	153,361	121,835
Net foreign exchange (losses) gains	(541)	14,883
Net realized losses on investments	(11,122)	(12,059)
Amortization of intangibles	(2,254)	(2,316)
Interest expense	(15,060)	(14,985)
Consolidated income before income taxes	$253,104	$183,170

Significant transactions and events

Credit Facility.    On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other changes, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the ‘‘Credit Agreement’’). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things, modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preference shares following a default under the Credit Agreement. As amended, the credit facility is referred to as the ‘‘2007 Credit Facility.’’

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

Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be collateralized by a portion of the investment portfolio of such subsidiary borrowing under the facility to the extent of such subsidiary’s borrowing. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit, that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of those of its subsidiaries that are parties to the 2007 Credit Facility.

The interest rate for revolving loans under the 2007 Credit Facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 0.5% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR, plus a fee ranging from 0.165% to 0.375% depending on the Company’s leverage ratio and if the loan is collateralized or uncollaterized. For letters of credit issued on a collateralized basis, the Company is required to pay a fee ranging from 0.165% to 0.29% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis, the Company is required to pay a fee ranging from 0.275% to 0.375% on the daily stated amount of such letters of credit. In addition, the 2007 Credit Facility requires the Company to pay to the lenders a facility fee and a utilization fee.

The 2007 Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.4 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that have a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the facility generally restrict the declaration or payment of dividends on the Company’s common shares if the Company is already in default or the payment or declaration would cause a default under the terms of the credit facility.

The 2007 Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the 2007 Credit Facility, the lenders can terminate their commitments under the revolving credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the 2007 Credit Facility.

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, and would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other capital and surplus distributions. As of June 30, 2007, Endurance Bermuda could pay a dividend or otherwise return capital and surplus totaling approximately $881 million (December 31, 2006 – $826 million) without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

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

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the

U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At June 30, 2007, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company’s aggregate cash and invested assets as of June 30, 2007 totaled $5.6 billion compared to $5.5 billion as of December 31, 2006. The increase in cash and invested assets since December 31, 2006 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid. The decrease in cash flows from operations for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily a result of timing of ceded premium payments to reinsurers, timing of paid loss disbursements and increased employee bonus payments.

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

Under the Company’s recently amended and restated syndicated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion, of which approximately $647 million was available as of June 30, 2007. As of June 30, 2007, there were no borrowings under this line of credit. See ‘‘Significant transactions and events’’ above.

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

Item 2.    Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2007 – April 30, 2007	68,900	$34.97	68,900	1,317,800
May 1, 2007 – May 31, 2007	1,513,400	$37.82	1,513,400	15,804,400
June 1, 2007 – June 30, 2007	—	—	—	15,804,400
Total	1,582,300	$37.69	1,582,300	15,804,400

(1)	Ordinary shares or share equivalents.
(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. Under this program, the Company may repurchase up to 18,000,000 of its ordinary shares and share equivalents, an increase of 16 million shares from the two million shares previously authorized under the February 28th share repurchase program. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On May 9, 2007, the Company held its Annual General Meeting of Shareholders in Pembroke, Bermuda. Represented in person or by proxy at the Annual General Meeting were 63,154,639 ordinary shares or 95% percent of the eligible ordinary shares, which was 95% of the ordinary shares then outstanding. At the Annual General Meeting, the Company’s shareholders voted on the following proposals:

Proposal No. 1 — Election of Directors

•	To elect four Class II directors for a term of three years:

John T. Baily
Norman Barham
Galen R. Barnes
Therese M. Vaughan

and two Class I directors for a term of two years:

Gregor S. Bailar
William J. Raver

to the Board of Directors of Endurance Specialty Holdings Ltd.

The following are the results of the voting:

DIRECTOR NOMINEE	FOR	WITHHELD
Gregor S. Bailar	62,468,394	686,245
John T. Baily	62,469,212	685,427
Norman Barham	62,468,549	686,090
Galen R. Barnes	62,470,124	684,515
William J. Raver	62,468,335	686,304
Therese M. Vaughan	62,467,656	686,983

•	To elect a slate of director designees to the Board of Directors of Endurance Specialty Insurance Ltd.

The following are the results of the voting:

DIRECTOR DESIGNEE	FOR	WITHHELD
Gregor S. Bailar	62,620,149	534,490
John T. Baily	62,620,370	534,269
Norman Barham	62,620,304	534,335
Galen R. Barnes	62,621,125	533,514
William H. Bolinder	62,621,384	533,255
Steven W. Carlsen	62,620,101	534,538
Kenneth J. LeStrange	62,620,746	533,893
Brendan R. O’Neill	62,619,575	535,064
Richard C. Perry	62,619,575	535,064
William J. Raver	62,620,375	534,264
Robert A. Spass	62,458,524	696,115
Therese M. Vaughan	62,619,640	534,999
R. Max Williamson	62,619,463	535,176

•	To elect a slate of director designees to the Board of Directors of Endurance Worldwide Holdings Limited

The following are the results of the voting:

DIRECTOR DESIGNEE	FOR	WITHHELD
William H. Bolinder	62,621,353	533,286
Steven W. Carlsen	62,620,476	534,163
Jon Godfray	62,621,006	533,633
Daniel M. Izard	62,620,983	533,656
Kenneth J. LeStrange	62,621,095	533,544
Simon Minshall	62,621,335	533,304
Brendan R. O’Neill	62,620,172	534,467

•	To elect a slate of director designees to the Board of Directors of Endurance Worldwide Insurance Limited

The following are the results of the voting:

DIRECTOR DESIGNEE	FOR	WITHHELD
William H. Bolinder	62,621,490	533,149
Steven W. Carlsen	62,620,476	534,163
Jon Godfray	62,620,869	533,770
Daniel M. Izard	62,620,883	533,756
Kenneth J. LeStrange	62,621,309	533,330
Simon Minshall	61,218,914	1,935,725
Brendan R. O’Neill	62,620,172	534,467

Proposal No. 2 — To appoint Ernst & Young as the Company’s independent registered public accounting firm for the year ending December 31, 2007 and the authorization of the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

The following are the results of the voting:

62,961,702 ordinary shares voted FOR the appointment of Ernst & Young

25,898 ordinary shares voted AGAINST the appointment of Ernst & Young

167,039 ordinary shares ABSTAINED from the appointment of Ernst & Young

Proposal No. 3 — To adopt the proposed 2007 Equity Incentive Plan.

The following are the results of the voting:

45,762,604 ordinary shares voted FOR the adoption of the 2007 Equity Incentive Plan

8,495,898 ordinary shares voted AGAINST the adoption of the 2007 Equity Incentive Plan

51,012 ordinary shares ABSTAINED from the adoption of the 2007 Equity Incentive Plan

8,845,125 ordinary shares NO VOTED on the adoption of the 2007 Equity Incentive Plan

Item 5.    Other Information

None

Item 6.    Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	First Amendment dated July 18, 2007 to the Amended and Restated Credit Agreement, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to the Current Report on Form 8-K filed on July 19, 2007.
10.2	Employment Agreement, dated May 31, 2007, by and between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to the Current Report on Form 8-K filed on June 1, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: August 9, 2007	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President
Date: August 9, 2007	By:	/s/ Michael J. McGuire
Michael J. McGuire Chief Financial Officer (Principal Financial Officer)