Form 10-Q
period 2007-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2007-11-09
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2007, or

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

Large accelerated filer / X /	Accelerated filer / /	Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /     No / X /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of November 2, 2007
Ordinary Shares – $1.00 par value	64,080,540

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	September 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,831,266 and $4,749,819 at September 30, 2007 and December 31, 2006)	$4,803,808	$4,714,204
Other investments	343,926	253,068
Total investments	5,147,734	4,967,272
Cash and cash equivalents	600,042	547,772
Premiums receivable, net	768,162	660,570
Deferred acquisition costs	212,000	168,809
Securities lending collateral	195,727	226,762
Prepaid reinsurance premiums	92,466	105,058
Losses recoverable	96,008	44,244
Accrued investment income	36,075	40,692
Intangible assets	69,388	70,366
Deferred tax asset	46,926	54,019
Receivable on pending investment sales, net	53,061	—
Other assets	50,852	39,990
Total assets	$7,368,441	$6,925,554
LIABILITIES
Reserve for losses and loss expenses	$2,841,810	$2,701,686
Reserve for unearned premiums	999,046	843,202
Deposit liabilities	130,272	161,024
Reinsurance balances payable	153,815	172,328
Securities lending payable	195,727	226,762
Debt	447,235	447,172
Other liabilities	74,915	75,506
Total liabilities	4,842,820	4,627,680
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2006 – 8,000,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 64,080,540 issued and outstanding (2006 – 66,480,381)	64,081	66,480
Additional paid-in capital	1,355,468	1,458,063
Accumulated other comprehensive income (loss)	10,652	(14,465)
Retained earnings	1,087,420	779,796
Total shareholders’ equity	2,525,621	2,297,874
Total liabilities and shareholders’ equity	$7,368,441	$6,925,554

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$423,271	$476,213	$1,503,365	$1,498,847
Ceded premiums written	(45,655)	(90,791)	(143,858)	(161,738)
Net premiums written	377,616	385,422	1,359,507	1,337,109
Change in unearned premiums	22,126	22,553	(165,169)	(102,250)
Net premiums earned (includes $Nil and $28,324 from related parties for the nine months ended September 30, 2007 and 2006, respectively)	399,742	407,975	1,194,338	1,234,859
Net investment income	62,605	63,581	215,966	185,416
Net realized losses on investments	(3,055)	(6,375)	(14,177)	(18,434)
Other underwriting income (loss)	1,697	(1,837)	(7,442)	(328)
Total revenues	460,989	463,344	1,388,685	1,401,513
Expenses
Losses and loss expenses (includes $Nil and $18,122 from related parties for the nine months ended September 30, 2007 and 2006, respectively)	186,456	188,033	604,229	696,210
Acquisition expenses (includes $Nil and $9,556 to related parties for the nine months ended September 30, 2007 and 2006, respectively)	76,604	81,857	218,075	236,302
General and administrative expenses	55,121	48,535	152,614	138,494
Amortization of intangibles	1,127	1,158	3,381	3,474
Net foreign exchange losses (gains)	700	3,633	1,241	(11,250)
Interest expense	7,533	7,528	22,593	22,513
Total expenses	327,541	330,744	1,002,133	1,085,743
Income before income taxes	133,448	132,600	386,552	315,770
Income tax expense	(2,047)	(4,370)	(17,975)	(16,454)
Net income	131,401	128,230	368,577	299,316
Preferred dividends	(3,875)	(3,875)	(11,625)	(11,625)
Net income available to common shareholders	$127,526	$124,355	$356,952	$287,691
Other comprehensive income
Net income	$131,401	$128,230	$368,577	$299,316
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes of $2,857 and $735 for the nine months ended September 30, 2007 and 2006, respectively)	53,221	63,789	5,919	(13,422)
Foreign currency translation adjustments	1,879	778	4,955	3,471
Reclassification adjustment for net realized losses included in net income	3,055	6,375	14,177	18,434
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	66	66
Other comprehensive income	58,177	70,964	25,117	8,549
Comprehensive income	$189,578	$199,194	$393,694	$307,865
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	64,468,309	66,338,596	65,529,530	66,393,406
Diluted	70,430,986	71,487,103	71,126,078	71,427,613
Basic earnings per common share	$1.98	$1.87	$5.45	$4.33
Diluted earnings per common share	$1.81	$1.74	$5.02	$4.03

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	Nine Months Ended September 30,
	2007	2006
Preferred shares
Balance, beginning and end of period	$8,000	$8,000
Common shares
Balance, beginning of period	66,480	66,139
Issuance of common shares	652	386
Repurchase of common shares	(3,051)	(329)
Balance, end of period	64,081	66,196
Additional paid-in capital
Balance, beginning of period	1,458,063	1,453,722
Issuance of common shares	7,300	4,181
Repurchase of common shares	(109,328)	(9,679)
Issuance of restricted share units in lieu of dividends	193	732
Public offering and registration costs	(4,491)	(133)
Settlement of equity awards	(3,414)	(3,451)
Stock-based compensation expense	7,145	7,066
Balance, end of period	1,355,468	1,452,438
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of period	28,852	23,842
Foreign currency translation adjustments	4,955	3,471
Balance, end of period	33,807	27,313
Unrealized holding losses on investments:
Balance, beginning of period	(40,841)	(40,948)
Net unrealized holding gains arising during the period, net of reclassification adjustment	20,096	5,012
Balance, end of period	(20,745)	(35,936)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,476)	(2,566)
Net change from current period hedging transactions, net of reclassification adjustment	66	66
Balance, end of period	(2,410)	(2,500)
Total accumulated other comprehensive income (loss)	10,652	(11,123)
Retained earnings
Balance, beginning of period	779,796	364,354
Net income	368,577	299,316
Issuance of restricted share units in lieu of dividends	(193)	(732)
Dividends on preferred shares	(11,625)	(11,625)
Dividends on common shares	(49,135)	(49,650)
Balance, end of period	1,087,420	601,663
Total shareholders’ equity	$2,525,621	$2,117,174

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$368,577	$299,316
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	3,145	10,412
Depreciation and amortization of other intangibles	11,720	11,526
Net realized losses on investments	14,177	18,434
Deferred taxes	7,093	3,622
Stock-based compensation expense	7,145	7,066
Equity in earnings of unconsolidated ventures	(22,184)	(17,903)
Premiums receivable, net	(107,592)	(194,353)
Deferred acquisition costs	(43,191)	(26,518)
Prepaid reinsurance premiums	12,592	(81,119)
Losses recoverable	(51,764)	(20,199)
Accrued investment income	4,617	(3,273)
Other assets	(6,302)	3,803
Reserve for losses and loss expenses	140,124	165,828
Reserve for unearned premiums	155,844	193,849
Deposit liabilities	(30,752)	81,469
Reinsurance balances payable	(17,348)	65,896
Other liabilities	(8,889)	22,059
Net cash provided by operating activities	437,012	539,915
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	2,243,281	1,107,917
Proceeds from maturities and calls on fixed maturity investments	533,954	429,656
Purchases of fixed maturity investments	(2,895,800)	(1,854,120)
Purchase of investments in other ventures	(68,800)	(43,750)
Purchases of fixed assets	(15,961)	(13,615)
Change in securities lending collateral received	31,035	59,033
Net cash paid in acquisition	(3,568)	(12,055)
Other	(17,977)	(32,751)
Net cash used in investing activities	(193,836)	(359,685)
Cash flows used in financing activities:
Issuance of common shares	7,866	4,495
Repurchase of common shares	(112,379)	(10,008)
Offering and registration costs paid	(23)	(133)
Change in securities lending collateral	(31,035)	(59,033)
Settlement of equity awards	(3,414)	(3,451)
Dividends paid	(60,760)	(61,275)
Net cash used in financing activities	(199,745)	(129,405)
Effect of exchange rate changes on cash and cash equivalents	8,839	9,150
Net increase in cash and cash equivalents	52,270	59,975
Cash and cash equivalents, beginning of period	547,772	468,015
Cash and cash equivalents, end of period	$600,042	$527,990

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings underwrites specialty lines of insurance and reinsurance on a global basis primarily through its six wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd., based in Bermuda; Endurance Worldwide Insurance Limited, based in London, England; Endurance Reinsurance Corporation of America, based in New York; American Merchants Casualty Company, based in New York; Endurance American Insurance Company, based in New York; and Endurance American Specialty Insurance Company, based in New York. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to herein as the ‘‘Company.’’

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined.

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

Acquisition.    On September 7, 2007, Endurance Holdings’ U.S. based holding company entered into an agreement to acquire all outstanding stock of ARMtech Insurance Services, Inc. and its affiliates (‘‘ARMtech’’). The base purchase price is $120 million, plus additional amounts as determined in accordance with the terms of the purchase agreement. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program. This acquisition is scheduled to close on or before December 15, 2007, pending receipt of applicable regulatory approvals.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Significant events, cont’d.

Variable Delivery Forward.    On September 11, 2007, Endurance Holdings consummated an equity forward sale arrangement under which Endurance Holdings is entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. (the ‘‘forward counterparty’’) for proceeds of approximately $150 million pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3ASR (Registration No. 333-130464) filed with the U.S. Securities and Exchange Commission on September 12, 2007. Under the terms of the forward sale agreement, Endurance Holdings will sell an aggregate of between 2,984,772 and 4,786,827 ordinary shares to the forward counterparty, subject to Endurance Holdings’ right to cash settle or net share settle all or a portion of such agreement.

On September 14, 2007, the forward counterparty sold 2,200,000 ordinary shares through Deutsche Bank Securities, Inc. in a public offering at $39.50 per ordinary share in order to hedge its position under the forward sale agreement. The forward counterparty advised the Company that it borrowed the shares sold in this transaction from one or more third-party share lenders. Subsequent to such initial sale, the forward counterparty will sell, from time to time, a total of 2,586,827 additional ordinary shares in connection with the forward sale agreement.

Endurance Holdings did not receive any proceeds from the sale of the ordinary shares by the forward counterparty, but Endurance Holdings will receive proceeds upon any prepayment, and may receive proceeds upon settlement of the forward sale agreement. The forward sale agreement will be physically settled by delivery of the requisite number of Endurance Holdings’ ordinary shares beginning July 20, 2010. The forward counterparty will pay Endurance Holdings approximately $150 million upon settlement of the forward sale agreement. The number of Endurance Holdings’ ordinary shares to be delivered to the forward counterparty varies depending upon the price of Endurance Holdings’ ordinary shares over a forty trading-day period beginning July 15, 2010 subject to an aggregate maximum of 4,786,827 and an aggregate minimum of 2,984,772 ordinary shares. The costs associated with the variable delivery forward were charged to additional paid in capital and the underlying shares were considered in the calculation of diluted earnings per share using the treasury stock method.

Endurance Holdings may accelerate settlement of or elect early termination with respect to, all or a portion of the forward sale agreement. The forward counterparty may elect early termination of the forward sale agreement upon the occurrence of certain events and the number of ordinary shares deliverable upon settlement of the forward sale agreement may be adjusted depending on the amount of our dividends or the occurrence of certain events.

Credit Facility.    On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other changes, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the ‘‘Credit Agreement’’). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things, modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preference shares following the occurrence of certain defaults as defined pursuant to the terms of the Credit Agreement. As amended, the credit facility is referred to as the ‘‘2007 Credit Facility’’.

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

Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be collateralized by a portion of the investment portfolio of such subsidiary borrowing under the facility to the extent of such subsidiary’s borrowing. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of its subsidiaries that are parties to the 2007 Credit Facility.

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

Endurance Holdings follows Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share,’’ to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the unsettled bonus restricted share and share units discussed in detail in the Company’s 2006 Annual Report on Form 10-K. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Earnings per share, cont’d.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common shareholders	$127,526	$124,355	$356,952	$287,691
Denominator:
Weighted average shares – basic
Common shares outstanding	64,325,818	66,120,306	65,369,966	66,164,200
Unsettled bonus restricted share and share units outstanding	142,491	218,290	159,564	229,206
	64,468,309	66,338,596	65,529,530	66,393,406
Share equivalents
Unvested incentive restricted share and share units outstanding	526,292	487,856	286,100	416,085
Warrants	4,264,994	3,421,750	4,115,353	3,359,778
Options	1,171,391	1,238,901	1,195,095	1,258,344
Weighted average shares – diluted	70,430,986	71,487,103	71,126,078	71,427,613
Basic earnings per common share	$1.98	$1.87	$5.45	$4.33
Diluted earnings per common share	$1.81	$1.74	$5.02	$4.03

During the three and nine months ended September 30, 2007 and 2006, Endurance Holdings declared and paid dividends on its ordinary shares and on its 7.75% Non-Cumulative Preferred Shares, Series A as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividends declared per preferred share	$0.484375	$0.484375	$1.453125	$1.453125
Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans

The Company has several share-based employee compensation plans which are disclosed in detail in the Company’s 2006 Annual Report on Form 10-K. In addition, at its meeting on February 28, 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan to allow for the issuance of equity incentives to non-employee directors of the Company and eligible employees of the Company and its subsidiaries. At the Annual General Meeting of Shareholders held on May 9, 2007, the Company’s shareholders approved the adoption of the 2007 Equity Incentive Plan. The 2007 Equity Incentive Plan allows the Company to grant options to purchase the Company’s ordinary shares, restricted shares, restricted share units, stock appreciation rights, share bonuses and other forms of equity incentive awards, as determined by the Compensation Committee of the Company’s Board of Directors, to employees and non-employee directors. At the Company’s exclusive option, restricted share units may be settled in cash, ordinary shares or in a combination thereof. Generally, cash settlements of restricted share units are equal to the minimum statutory withholding requirements based on the individual employee’s tax paying jurisdiction.

In September 2007, the Company offered to exchange the outstanding restricted share units held by current employees of the Company for restricted shares. The new restricted shares have substantially the same terms and fair value as the restricted share units, except that dividends on the restricted shares are paid in cash rather than in the form of additional restricted share units and holders of restricted shares are entitled to vote such shares at the Company’s annual or special general meeting of shareholders. The offer was made to 102 Endurance employees holding 616,267 restricted share units. Of the employees eligible to exchange restricted share units for restricted shares, 92 employees holding 597,927 restricted share units exchanged those restricted share units for an equal number of restricted shares and 10 employees holding 18,340 restricted share units declined the exchange offer.

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

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$180,046	$243,787	$(562)	$423,271
Ceded premiums written	(42,642)	(3,013)	—	(45,655)
Net premiums written	137,404	240,774	(562)	377,616
Net premiums earned	130,640	275,776	(6,674)	399,742
Other underwriting income	—	—	1,697	1,697
	130,640	275,776	(4,977)	401,439
Expenses
Net losses and loss expenses	69,709	119,798	(3,051)	186,456
Acquisition expenses	19,489	58,531	(1,416)	76,604
General and administrative expenses	21,988	33,133	—	55,121
	111,186	211,462	(4,467)	318,181
Underwriting income	$19,454	$64,314	$(510)	$83,258
Net loss ratio	53.4%	43.5%	45.7%	46.6%
Acquisition expense ratio	14.9%	21.2%	21.2%	19.2%
General and administrative expense ratio	16.8%	12.0%	—	13.8%
Combined ratio	85.1%	76.7%	66.9%	79.6%
Reserve for losses and loss expenses	$1,044,736	$1,923,370	$(126,296)	$2,841,810

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

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

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2006:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$156,781	$326,061	$(6,629)	$476,213
Ceded premiums written	(58,453)	(32,338)	—	(90,791)
Net premiums written	98,328	293,723	(6,629)	385,422
Net premiums earned	90,062	353,868	(35,955)	407,975
Other underwriting loss	—	—	(1,837)	(1,837)
	90,062	353,868	(37,792)	406,138
Expenses
Net losses and loss expenses	57,165	158,804	(27,936)	188,033
Acquisition expenses	8,492	83,244	(9,879)	81,857
General and administrative expenses	13,760	34,775	—	48,535
	79,417	276,823	(37,815)	318,425
Underwriting income	$10,645	$77,045	$23	$87,713
Net loss ratio	63.5%	44.9%	77.7%	46.1%
Acquisition expense ratio	9.4%	23.5%	27.5%	20.1%
General and administrative expense ratio	15.3%	9.8%	—	11.9%
Combined ratio	88.2%	78.2%	105.2%	78.1%
Reserve for losses and loss expenses	$809,222	$2,082,811	$(122,615)	$2,769,418

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the three months ended September 30, 2007 and 2006, respectively:

	2007	2006
Total underwriting income	$83,258	$87,713
Net investment income	62,605	63,581
Net foreign exchange losses	(700)	(3,633)
Net realized losses on investments	(3,055)	(6,375)
Amortization of intangibles	(1,127)	(1,158)
Interest expense	(7,533)	(7,528)
Income before income taxes	$133,448	$132,600

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides gross premiums written by line of business for the three months ended September 30, 2007 and 2006:

Business Segment	2007	2006
Insurance
Property	$28,379	$47,860
Casualty	30,133	28,294
Healthcare liability	30,262	37,812
Workers’ compensation	70,398	24,993
Professional lines	20,874	17,822
Total Insurance	180,046	156,781
Reinsurance
Casualty	66,006	86,933
Property	112,407	124,235
Catastrophe	43,684	49,385
Agriculture	6,917	16,324
Marine	1,598	16,236
Aerospace	7,581	17,761
Surety and other specialty	5,594	15,187
Total Reinsurance	243,787	326,061
Subtotal total company	423,833	482,842
Deposit accounting(1)	(562)	(6,629)
Total	$423,271	$476,213

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting adjustment reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$525,046	$1,002,075	$(23,756)	$1,503,365
Ceded premiums written	(127,552)	(16,306)	—	(143,858)
Net premiums written	397,494	985,769	(23,756)	1,359,507
Net premiums earned	365,021	891,489	(62,172)	1,194,338
Other underwriting loss	—	—	(7,442)	(7,442)
	365,021	891,489	(69,614)	1,186,896
Expenses
Net losses and loss expenses	196,660	460,670	(53,101)	604,229
Acquisition expenses	49,844	184,503	(16,272)	218,075
General and administrative expenses	62,796	89,818	—	152,614
	309,300	734,991	(69,373)	974,918
Underwriting income	$55,721	$156,498	$(241)	$211,978
Net loss ratio	53.9%	51.7%	85.4%	50.6%
Acquisition expense ratio	13.6%	20.7%	26.2%	18.2%
General and administrative expense ratio	17.2%	10.0%	—	12.8%
Combined ratio	84.7%	82.4%	111.6%	81.6%

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2006:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$396,161	$1,254,576	$(151,890)	$1,498,847
Ceded premiums written	(117,960)	(43,778)	—	(161,738)
Net premiums written	278,201	1,210,798	(151,890)	1,337,109
Net premiums earned	268,841	1,108,901	(142,883)	1,234,859
Other underwriting loss	—	—	(328)	(328)
	268,841	1,108,901	(143,211)	1,234,531
Expenses
Net losses and loss expenses	168,940	627,479	(100,209)	696,210
Acquisition expenses	21,147	259,310	(44,155)	236,302
General and administrative expenses	35,542	102,952	—	138,494
	225,629	989,741	(144,364)	1,071,006
Underwriting income	$43,212	$119,160	$1,153	$163,525
Net loss ratio	62.8%	56.6%	70.1%	56.4%
Acquisition expense ratio	7.9%	23.4%	30.9%	19.1%
General and administrative expense ratio	13.2%	9.3%	—	11.2%
Combined ratio	83.9%	89.3%	101.0%	86.7%

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting column reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the nine months ended September 30, 2007 and 2006, respectively:

	2007	2006
Total underwriting income	$211,978	$163,525
Net investment income	215,966	185,416
Net foreign exchange (losses) gains	(1,241)	11,250
Net realized losses on investments	(14,177)	(18,434)
Amortization of intangibles	(3,381)	(3,474)
Interest expense	(22,593)	(22,513)
Income before income taxes	$386,552	$315,770

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides gross premiums written by line of business for the nine months ended September 30, 2007 and 2006:

Business Segment	2007	2006
Insurance
Property	$96,256	$129,024
Casualty	99,273	92,957
Healthcare liability	77,105	89,921
Workers’ compensation	189,173	31,424
Professional lines	63,239	52,835
Total Insurance	525,046	396,161
Reinsurance
Casualty	185,730	349,700
Property	214,584	296,713
Catastrophe	331,689	272,843
Agriculture	124,095	109,228
Marine	46,898	88,043
Aerospace	34,325	66,021
Surety and other specialty	64,754	72,028
Total Reinsurance	1,002,075	1,254,576
Subtotal total company	1,527,121	1,650,737
Deposit accounting(1)	(23,756)	(151,890)
Total	$1,503,365	$1,498,847

(1)	The Insurance and Reinsurance business segments are shown prior to deposit accounting adjustments. The deposit accounting adjustment reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

6.	Commitments and contingencies

Concentrations of credit risk.    As of September 30, 2007, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources.    During the nine months ended September 30, 2007, the Company obtained 66.7% (2006 – 78.7%) of its gross premiums written before deposit accounting adjustments through four brokers: Marsh & McLennan Companies, Inc. (including Guy Carpenter) – 28.1% (2006 – 31.0%); Willis Companies – 15.7% (2006 – 18.9%); Aon Corporation – 15.6% (2006 – 20.3%); and Benfield Group – 7.3% (2006 – 8.5%).

Letters of credit.    As of September 30, 2007, the Company had issued letters of credit of $507.2 million (December 31, 2006 – $498.5 million) in favor of certain ceding companies.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Commitments and contingencies, cont’d.

Investment commitments.    As of September 30, 2007 and December 31, 2006, the Company had pledged cash and cash equivalents and fixed maturity investments of $228.2 million and $231.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2007 and December 31, 2006, the Company had also pledged $569.0 million and $456.4 million of its cash and fixed maturity investments as required to meet collateral obligations for $500.7 million and $409.9 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2007 and December 31, 2006, cash and fixed maturity investments with fair values of $119.3 million and $40.9 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $33.2 million and $28.5 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to other investments at September 30, 2007. The Company is generally subject to redemption restrictions provisions of between one to three years from the date of acquisition. With respect to the balance of the Company’s other investments at September 30, 2007, $104.0 million was ineligible for redemption. The remaining $239.9 million of other investments may be redeemed by the Company subject to certain notice and limit provisions. In addition, as of September 30, 2007, the Company was committed to investing a further $47.4 million (December 31, 2006 – $6.2 million) in various investment funds classified as other investments.

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

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2007 are as follows:

Twelve Months Ended September 30,	Amount
2008	$9,608
2009	9,543
2010	9,556
2011	9,526
2012	9,596
2013 and thereafter	32,140
$79,969

Total lease expense under operating leases for the nine months ended September 30, 2007 was $8.0 million (2006 – $6.6 million).

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

In July 2006, the FASB issued Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109 ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 with no resulting material impact on the Company’s results or financial condition. The total amount of unrecognized tax benefits at September 30, 2007 was zero. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the three and nine months ended September 30, 2007, the Company did not recognize or accrue interest and penalties. The Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years before 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for the three and nine month periods ended September 30, 2007 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly-owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this ‘‘Form 10-Q’’) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the ‘‘2006 Annual Report on Form 10-K’’).

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

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has six wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), domiciled in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), domiciled in England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), domiciled in New York; American Merchants Casualty Company (‘‘AMCC’’), domiciled in Ohio; Endurance American Insurance Company (‘‘Endurance American’’), domiciled in Delaware and Endurance American Specialty Insurance Company (‘‘Endurance American Specialty’’), domiciled in Delaware. Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the ‘‘Company.’’

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

Consolidated results of operations — for the three month periods ended September 30, 2007 and 2006

Results of operations for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$423,271	$476,213	(11.1%)
Net premiums written	377,616	385,422	(2.0%)
Net premiums earned	399,742	407,975	(2.0%)
Other underwriting income (loss)	1,697	(1,837)	NM (2)
	401,439	406,138	(1.2%)
Expenses
Losses and loss expenses	186,456	188,033	(0.8%)
Acquisition expenses	76,604	81,857	(6.4%)
General and administrative expenses	55,121	48,535	13.6%
	318,181	318,425	NM (2)
Net investment income	62,605	63,581	(1.5%)
Net foreign exchange loss	(700)	(3,633)	(80.7%)
Net realized losses on investments	(3,055)	(6,375)	(52.1%)
Amortization of intangibles	(1,127)	(1,158)	(2.7%)
Interest expense	(7,533)	(7,528)	0.1%
Income tax expense	(2,047)	(4,370)	(53.2%)
Net income	$131,401	128,230	2.5%
Loss ratio	46.6%	46.1%	0.5
Acquisition expense ratio	19.2%	20.1%	(0.9)
General and administrative expense ratio	13.8%	11.9%	1.9
Combined ratio	79.6%	78.1%	1.5

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

	Three Months Ended
	September 30, 2007	September 30, 2006	Change
	(U.S. dollars in thousands, except for ratios)
Supplemental information
Gross premiums written	$423,271	$476,213	(11.1%)
Deposit accounting premiums	562	6,629	(91.5%)
Total premiums written, including deposit premiums	$423,833	$482,842	(12.2%)

Premiums

Total premiums written, including deposit premiums, in the three months ended September 30, 2007 were $423.8 million, a decrease of $59.0 million, or 12.2%, compared to the same period in 2006. The decrease was driven by declines in the Reinsurance business segment offset in part by growth in the Insurance business segment.

Ceded premiums written decreased in the third quarter of 2007 from the same period in 2006. In the three months ended September 30, 2006, the Company entered into a collateralized catastrophe reinsurance agreement, which resulted in approximately $39 million of additional ceded premiums for the third quarter of 2006.

Net premiums earned for the three months ended September 30, 2007 were $399.7 million, a decrease of $8.2 million, or 2.0%, from the third quarter of 2006. The decrease in net premiums earned resulted from declines in both the amount of total premiums written and positive earned premium adjustments compared to the third quarter of 2006.

Net Investment Income

Net investment income decreased 1.5% or $1.0 million in the third quarter of 2007 compared to the third quarter of 2006. This decline was principally due to a decline in the performance of the Company’s alternative investment portfolio, which yielded $8.2 million less net investment income for the third quarter of 2007 compared to the same period in 2006. The decline in net investment income in the third quarter of 2007 was partially offset by additional earnings associated with the 6.4% increase in cash, cash equivalents and investments over the third quarter of 2006. The increase in cash, cash equivalents and investments since the third quarter of 2006 resulted from positive net operating cash flows throughout 2006 and 2007. Investment expenses, including investment management fees, for the third quarter of 2007 were $2.4 million compared to $2.1 million for the same period in 2006.

The annualized net earned yield (which is the actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets), total return on the investment portfolio (which includes realized and unrealized gains and losses), market yield and portfolio duration for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006
Annualized net earned yield	4.43%	4.82%
Total return on investment portfolio	2.40%	2.68%
Market yield(1)	5.37%	5.25%
Portfolio duration(1)	2.84	2.59

(1)	Includes only cash and fixed maturity securities held by the Company’s investment managers.

During the third quarter of 2007, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 110 basis point range, with a high of 5.09% and a low of 3.99%. The Company’s activities during the third quarter were focused on reducing Government securities and selectively adding mortgage and corporate exposure as opportunities to increase book yield arose. Subprime collateralized exposure in the fixed income portfolio is limited to $13.7 million of AAA rated securities. The duration of the portfolio has increased compared to September 30, 2006, primarily due to a decrease in shorter duration U.S. government and agencies and the Company’s selective purchases of mortgage-backed securities.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing sufficient liquidity for the Company to meet its obligations. The portfolio is constantly adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2007 were $981.2 million compared to $304.5 million during the three months ended September 30, 2006. Net realized investment losses for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(U.S. dollars in thousands)
Gross realized gains	$5,073	$1,341
Gross realized losses excluding other-than-temporary impairments	(3,115)	(2,887)
Other-than-temporary impairment losses	(5,013)	(4,829)
Net realized investment losses	$(3,055)	$(6,375)

During the three months ended September 30, 2007, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss on these securities in the current period of $5.0 million (2006 — $4.8 million). Gross realized losses arising during the current period, excluding other-than-temporary impairment losses, primarily resulted from higher interest rates prevailing at the time of disposition of fixed maturity securities.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended September 30, 2007 and 2006, the Company’s net loss ratio benefited from the absence of significant catastrophe losses.

Favorable prior year loss reserve development was $37.5 million for the third quarter of 2007 compared to $10.0 million of favorable prior year loss reserve development for the third quarter of 2006. In the third quarter of 2007, prior year reserves developed favorably in both short and long tail lines of the Insurance and Reinsurance business segments. Favorable loss reserve development for the three months ended September 30, 2006 resulted primarily from a decrease by the Company in its expected ultimate losses within the long tail lines of the Insurance business segment and all lines of the Reinsurance business segment.

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

Acquisition Expenses

The Company’s acquisition expense ratio for the third quarter of 2007 was materially consistent with its acquisition expense ratio for the same quarter in 2006.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the third quarter of 2007 increased over the third quarter of 2006, generally due to the continued investment in the expansion of the Company’s U.S. insurance operations and a general increase in employee related expenses. At September 30, 2007, the Company had 495 employees compared to 454 employees at September 30, 2006.

Net Income

The Company produced net income of $131.4 million in the three months ended September 30, 2007, compared to net income of $128.2 million in the same period of 2006. The increase in net income for the current period of 2007 compared to 2006 was primarily due to a decrease in realized losses on the sales of investments and a decrease in foreign exchange losses.

Consolidated results of operations — for the nine month period ended September 30, 2007 and 2006

Results of operations for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006	Change(1)
	(U.S. dollars in thousands, except for ratios)
Underwriting income
Revenues
Gross premiums written	$1,503,365	$1,498,847	0.3%
Net premiums written	1,359,507	1,337,109	1.7%
Net premiums earned	1,194,338	1,234,859	(3.3%)
Other underwriting loss	(7,442)	(328)	NM (2)
	1,186,896	1,234,531	(3.9%)
Expenses
Losses and loss expenses	604,229	696,210	(13.2%)
Acquisition expenses	218,075	236,302	(7.7%)
General and administrative expenses	152,614	138,494	10.2%
	974,918	1,071,006	(9.0%)
Net investment income	215,966	185,416	16.5%
Net foreign exchange (losses) gains	(1,241)	11,250	NM(2)
Net realized losses on investments	(14,177)	(18,434)	(23.1%)
Amortization of intangibles	(3,381)	(3,474)	(2.7%)
Interest expense	(22,593)	(22,513)	0.4%
Income tax expense	(17,975)	(16,454)	9.2%
Net income	$368,577	$299,316	23.1%
Loss ratio	50.6%	56.4%	(5.8)
Acquisition expense ratio	18.2%	19.1%	(0.9)
General and administrative expense ratio	12.8%	11.2%	1.6
Combined ratio	81.6%	86.7%	(5.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

	Nine Months Ended
	September 30, 2007	September 30, 2006	Change
	(U.S. dollars in thousands)
Supplemental information
Gross premiums written	$1,503,365	$1,498,847	0.3%
Deposit accounting premiums	23,756	151,890	(84.4%)
Total premiums written, including deposit premiums	$1,527,121	$1,650,737	(7.5%)

Premiums

Total premiums written, including deposit premiums, in the nine months ended September 30, 2007 were $1,527.1 million, a decrease of $123.6 million, or 7.5%, compared to the same period in 2006. The decrease in total premiums for the nine months ended September primarily related to a decrease in total premiums written by the Company’s Reinsurance business segment compared to the first nine months of 2006, partially offset by growth in the Company’s Insurance business segment.

Ceded premiums written for the nine months ended September 30, 2007 decreased 11.1% from the same period in 2006. In the nine months ended September 30, 2006, the Company entered into a collateralized reinsurance agreement, which resulted in approximately $39 million of additional ceded premiums.

Net premiums earned for the nine months ended September 30, 2007 were $1,194.3 million, a decrease of $40.5 million, or 3.3%, from the same period in 2006. The decrease in net premiums earned resulted from a decrease in the amount of positive earned premium adjustments and extension premiums which benefited the nine months ended September 30, 2006.

Net Investment Income

Net investment income increased 16.5% to $216.0 million for the nine months ended September 30, 2007 compared to the first nine months of 2006 principally due to a 6.4% increase in cash, cash equivalents and investments over 2006, higher portfolio yields on cash and fixed maturity securities, and strong alternative investment performance in the period. The increase in cash, cash equivalents and investments since September 30, 2006 resulted from positive net operating cash flows throughout 2006 and through September 30, 2007. Investment expenses, including investment management fees, for the nine months ended September 30, 2007 were $7.2 million compared to $5.6 million for the same period in 2006.

The annualized net earned yield (which is the actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets), total return on the investment portfolio (which includes realized and unrealized gains and losses), market yield and portfolio duration for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Annualized net earned yield	5.09%	4.77%
Total return on investment portfolio	4.56%	4.03%
Market yield(1)	5.37%	5.25%
Portfolio duration(1)	2.84	2.59

(1)	Includes only cash and fixed maturity securities held by the Company’s investment managers.

During the first nine months of 2007, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 122 basis point range, with a high of 5.21% and a low of 3.99%. The Company’s year to date activities were focused on reducing Government securities and selectively adding mortgage and corporate exposure as opportunities to increase book yield arose. Subprime collateralized exposure in the fixed income portfolio is limited to $13.7 million of AAA rated securities. The duration of the fixed income portfolio has increased compared to September 30, 2006 primarily due to selected purchases of mortgage backed securities.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing sufficient liquidity for the Company to meet its obligations. The portfolio is constantly adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains (losses) which are dependent on movements in financial markets and interest rates. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2007 were $2,243.3 million compared to $1,107.9 million during the nine months ended September 30, 2006. Net realized investment losses for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(U.S. dollars in thousands)
Gross realized gains	$6,875	$3,898
Gross realized losses excluding other-than-temporary impairments	(10,066)	(10,613)
Other-than-temporary impairment losses	(10,986)	(11,719)
Net realized investment losses	$(14,177)	$(18,434)

During the nine months ended September 30, 2007, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss on these securities in the current period of $11.0 million (2006 – $11.7 million). Gross realized losses arising during the current period, excluding other-than-temporary impairment losses, primarily resulted from higher interest rates prevailing at the time of disposition of fixed maturity securities.

Net Losses and Loss Expenses

The Company’s reported net loss ratio improved by 5.8 percentage points in the nine months ended September 30, 2007 compared to the same period in 2006. Favorable prior year loss reserve development was $121.0 million for the first nine months of 2007 compared to $31.0 million for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, prior year reserves developed favorably in both short and long tail lines of business within the Insurance and Reinsurance business segments as claims did not emerge as originally estimated by the Company. During the nine months ended September 30, 2006, the Company had overall net favorable prior year loss reserve development, despite adverse loss development on the 2005 catastrophes.

Partially offsetting the prior year favorable loss reserve development for the nine months ended September 30, 2007 were losses due to European Windstorm Kyrill and the European and Australian floods. The Company’s paid losses and case reserves from Windstorm Kyrill and the European and Australian floods were approximately $55 million and were recorded primarily within the catastrophe line of the Reinsurance business segment, and to a lesser extent in the Company’s marine and property lines of the Reinsurance business segment and the property line of the Insurance business segment.

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

Acquisition Expenses

The acquisition expense ratio for the nine months ended September 30, 2007 decreased from the same period in 2006. The decrease in acquisition expenses was due to changes in the mix of business, with more premiums written in the catastrophe reinsurance line, which typically has lower associated acquisition costs, and fewer premiums written in the casualty reinsurance line, which typically has higher associated acquisition costs.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the nine months ended September 30, 2007 increased compared to the same period in 2006 primarily due to the continued expansion of the Company’s U.S. insurance operations. Management seeks to grow the Company’s Insurance business segment in the coming year through the continued investments in underwriting teams and infrastructure necessary to grow its U.S. Insurance operations.

Net Income

The Company produced net income of $368.6 million in the nine months ended September 30, 2007, compared to net income of $299.3 million in the same period of 2006. The increase in net income for the first nine months of 2007 was primarily due to an increase in favorable prior year loss reserve development and an increase in net investment income compared to the nine months ended September 30, 2006. These favorable impacts on net income were partially offset during the nine months ended September 30, 2007 by a decline in net premiums earned.

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

As of September 30, 2007, the Company had accrued losses and loss expense reserves of $2.8 billion (December 31, 2006 – $2.7 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses. During the three and nine month periods ended September 30, 2007, the Company paid losses and loss expenses of $158.1 million and $548.0 million, including deposit accounting adjustments, compared to $215.2 million and $567.1 million for the same periods in 2006. The decrease in paid losses for the quarter and nine months ended September 30, 2007 was primarily due to the decline in loss payments related to the 2005 catastrophes as compared to the same periods in 2006.

As of September 30, 2007, the Company had been notified of a number of claims and potential claims under its insurance policies and reinsurance contracts. Of these notifications, management expects some of the claims to penetrate layers in which the Company provides coverage; case reserves have been established for these expected losses. In addition, the Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are currently a valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves reflect management’s best estimate of ultimate losses and loss expenses. See ‘‘Critical Accounting Estimates — Reserve for Losses and Loss Expenses’’ included in the 2006 Annual Report on Form 10-K for further details.

Losses and loss expenses for the three and nine months ended September 30, 2007 are summarized as follows:

	Three months ended September 30, 2007
	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$10,913	$(1,003)	$9,910
Long tail	83,897	(24,098)	59,799
Total Insurance	94,810	(25,101)	69,709
Reinsurance:
Short tail	60,626	(12,953)	47,673
Long tail	37,305	(2,269)	35,036
Other	29,979	7,110	37,089
Total Reinsurance	127,910	(8,112)	119,798
Deposit accounting(1)	1,226	(4,277)	(3,051)
Totals	$223,946	$(37,490)	$186,456

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

	Nine months ended September 30, 2007
	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$33,917	$(32,273)	$1,644
Long tail	233,076	(38,060)	195,016
Total Insurance	266,993	(70,333)	196,660
Reinsurance:
Short tail	288,833	(38,650)	250,183
Long tail	130,488	(6,361)	124,127
Other	80,974	5,386	86,360
Total Reinsurance	500,295	(39,625)	460,670
Deposit accounting(1)	(42,073)	(11,028)	(53,101)
Totals	$725,215	$(120,986)	$604,229

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three and nine months ended September 30, 2007 include $37.5 million and $121.0 million in favorable loss reserve development relating to prior accident years. The favorable loss reserve development experienced during the third quarter and nine months ended September 30, 2007 benefited the Company’s 2007 net loss ratios by 9.4 percentage points and 10.1 percentage points, respectively. The net reduction in estimated losses for prior accident years for the current quarter and first nine months of 2007 reflects lower than expected emergence of catastrophic and attritional losses than was previously estimated by the Company. Favorable development of prior year loss reserves for these periods related primarily to the Company’s short and long tail lines included in its Insurance and Reinsurance business segments.

Losses and loss expenses for the three and nine months ended September 30, 2006 are summarized as follows:

	Three months ended September 30, 2006
	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$5,602	$2,142	$7,744
Long tail	57,504	(8,083)	49,421
Total Insurance	63,106	(5,941)	57,165
Reinsurance:
Short tail	84,119	(4,372)	79,747
Long tail	57,395	(2,117)	55,278
Other	24,666	(887)	23,779
Total Reinsurance	166,180	(7,376)	158,804
Deposit accounting(1)	(31,213)	3,277	(27,936)
Totals	$198,073	$(10,040)	$188,033

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

	Nine months ended September 30, 2006
	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$52,336	$(26,706)	$25,630
Long tail	163,468	(20,158)	143,310
Total Insurance	215,804	(46,864)	168,940
Reinsurance:
Short tail	333,480	49,739	383,219
Long tail	209,774	(20,562)	189,212
Other	67,010	(11,962)	55,048
Total Reinsurance	610,264	17,215	627,479
Deposit accounting(1)	(98,859)	(1,350)	(100,209)
Totals	$727,209	$(30,999)	$696,210

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three and nine months ended September 30, 2006 include approximately $10.0 million and $31.0 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced by the Company in the third quarter and first nine months of 2006 decreased the net loss ratio in both periods by 2.5 percentage points. The net decrease in estimated losses for prior accident years primarily reflects lower than expected claims emergence on the long tail Insurance and long and other tail Reinsurance business segment offset by an increase in the expected ultimate losses related to the 2005 catastrophes in the short tail lines of business within the Company’s Reinsurance business segment for the nine months ended September 30, 2006.

Reserves for losses and loss expenses were comprised of the following at September 30, 2007:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$116,106	$29,551	$145,657
Long tail	46,092	852,988	899,080
Total Insurance	162,198	882,539	1,044,737
Reinsurance:
Short tail	577,103	346,842	923,945
Long tail	244,289	593,528	837,817
Other	18,260	143,347	161,607
Total Reinsurance	839,652	1,083,717	1,923,369
Deposit accounting(1)	(67,709)	(58,587)	(126,296)
Totals	$934,141	$1,907,669	$2,841,810

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at September 30, 2006:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$152,447	$40,828	$193,275
Long tail	8,303	607,644	615,947
Total Insurance	160,750	648,472	809,222
Reinsurance:
Short tail	745,512	401,647	1,147,159
Long tail	205,928	590,075	796,003
Other	8,764	130,885	139,649
Total Reinsurance	960,204	1,122,607	2,082,811
Deposit accounting(1)	(52,630)	(69,985)	(122,615)
Totals	$1,068,324	$1,701,094	$2,769,418

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance business segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$180,046	$156,781	$525,046	$396,161
Ceded premiums written	(42,642)	(58,453)	(127,552)	(117,960)
Net premiums written	137,404	98,328	397,494	278,201
Net premiums earned	130,640	90,062	365,021	268,841
Expenses
Losses and loss expenses	69,709	57,165	196,660	168,940
Acquisition expenses	19,489	8,492	49,844	21,147
General and administrative expenses	21,988	13,760	62,796	35,542
	111,186	79,417	309,300	225,629
Underwriting income	$19,454	$10,645	$55,721	$43,212
Net loss ratio	53.4%	63.5%	53.9%	62.8%
Acquisition expense ratio	14.9%	9.4%	13.6%	7.9%
General and administrative expense ratio	16.8%	15.3%	17.2%	13.2%
Combined ratio	85.1%	88.2%	84.7%	83.9%

Premiums.    Gross premiums written for the three and nine months ended September 30, 2007 in the Insurance business segment increased by 14.8% and 32.5% over the same periods in 2006. Gross and net premiums written for each line of business in the Insurance business segment were as follows:

	Three Months Ended
	September 30, 2007		September 30, 2006
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$28,379	$7,689	$47,860	$4,397
Casualty	30,133	16,467	28,294	16,194
Healthcare Liability	30,262	30,262	37,812	37,812
Workers’ Compensation	70,398	64,131	24,993	22,215
Professional Lines	20,874	18,855	17,822	17,710
Total	$180,046	$137,404	$156,781	$98,328

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$96,256	$31,078	$129,024	$41,786
Casualty	99,273	61,044	92,957	65,512
Healthcare Liability	77,105	77,105	89,921	89,921
Workers’ Compensation	189,173	171,941	31,424	28,260
Professional Lines	63,239	56,326	52,835	52,722
Total	$525,046	$397,494	$396,161	$278,201

The increase in the Insurance business segment gross premiums written for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was largely driven by the continued development of the Company’s workers’ compensation line of business. The Company’s workers’ compensation business transitioned from the Company’s Reinsurance business segment in the second quarter of 2006 and yielded $45.4 million and $157.7 million of additional gross premiums written in the Insurance business segment in the three and nine months ended September 30, 2007 compared to the same period in 2006. The Company’s workers’ compensation business continues to be written on a specialized and targeted basis in a single state. The property and healthcare insurance lines of business combined decreased by 31.6% and 20.8% for the three and nine months ended September 30, 2007 over the same periods in 2006. The lower premiums in the healthcare liability and property lines resulted from the Company non-renewing business due to insufficient pricing and shifting its participations to higher attaching, lower premium layers.

Ceded premiums written by the Company in the Insurance business segment decreased in the three months ended September 30, 2007 compared to the same periods in 2006 as the Company entered into a collateralized catastrophe reinsurance agreement which contributed approximately $13 million of additional ceded premiums in the third quarter of 2006. The increase in ceded premiums written for the nine months ended September 30, 2007 compared to the same period in 2006 resulted from reinsurance purchases, including excess of loss reinsurance purchases, which corresponds to the increase in gross premiums written for this segment. The Company expects to continue to use such third party reinsurance in relation to its U.S. insurance operations as a means of managing its aggregate risk and limit exposures.

Net premiums earned by the Company in the Insurance business segment in the three and nine months ended September 30, 2007 also increased compared to 2006, due to the increase in gross premiums written within this segment and the continued earning of gross premiums written in prior periods, partially offset by the effects of ceded premiums written in recent periods.

Net Losses and Loss Expenses.    The net loss ratio in the Company’s Insurance business segment improved by 10.1 and 8.9 percentage points for the three and nine months ended September 30, 2007 over the same periods in 2006, due to the increase in favorable prior year loss reserve development recorded in the current periods. During the three and nine months ended September 30, 2007, the Company’s previously estimated ultimate losses for the Insurance business segment for prior accident years were reduced by $25.1 million and $70.3 million compared to a $5.9 million and $46.9 million reduction during the three and nine months ended September 30, 2006, respectively. The long tail line in the Company’s Insurance business segment experienced the largest net reductions of $24.1 million and $38.1 million, while the short tail line experienced $1.0 million and $32.3 million of favorable development for prior accident years in the three and nine months ended September 30, 2007, respectively. Reductions in reserves for losses and loss expenses in the Insurance business segment for the current and prior periods resulted due to claims not materializing as originally estimated by the Company.

Partially offsetting the favorable prior year loss reserve development was a large European fire loss during the third quarter of 2007, which added 9.4 and 3.4 percentage points to the net loss ratio for the three and nine months ended September 30, 2007, respectively. No such large loss was incurred for the three months ended September 30, 2006; however, a similar large Canadian fire loss occurred during the nine months ended September 30, 2006, which added 8.0 percentage points to the net loss ratio for that period.

Acquisition Expenses.    Acquisition expenses in the Insurance business segment increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to changes in business mix. During the current quarter and first nine months of 2007, acquisition costs related to the Company’s workers’ compensation business, which has a higher acquisition expense ratio than the Company’s other insurance lines, totaled $13.2 million and $31.5 million compared to $1.6 million and $1.7 million during the same periods in 2006. Additionally, decreased earned premiums in business lines with lower acquisition expenses, such as property and healthcare liability, contributed to the period over period increase.

General and Administrative Expenses.    The increase in general and administrative expenses in the Insurance business segment for the third quarter and first nine months of 2007 compared to the same periods in 2006 resulted from expenditures related to the expansion of the Company’s U.S. insurance operations and an increase in indirect expense allocations.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and nine months ended September 30, 2007 and 2006. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$243,787	$326,061	$1,002,075	$1,254,576
Ceded premiums written	(3,013)	(32,338)	(16,306)	(43,778)
Net premiums written	240,774	293,723	985,769	1,210,798
Net premiums earned	275,776	353,868	891,489	1,108,901
Expenses
Losses and loss expenses	119,798	158,804	460,670	627,479
Acquisition expenses	58,531	83,244	184,503	259,310
General and administrative expenses	33,133	34,775	89,818	102,952
	211,462	276,823	734,991	989,741
Underwriting income (loss)	$64,314	$77,045	$156,498	$119,160
Net loss ratio	43.5%	44.9%	51.7%	56.6%
Acquisition expense ratio	21.2%	23.5%	20.7%	23.4%
General and administrative expense ratio	12.0%	9.8%	10.0%	9.3%
Combined ratio	76.7%	78.2%	82.4%	89.3%

Premiums.    Total and net premiums written for each line of business in the Reinsurance business segment for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30, 2007		September 30, 2006
	Total Premiums Written	Net Premiums Written	Total Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$66,006	$65,946	$86,933	$86,716
Property	112,407	112,398	124,235	116,146
Catastrophe	43,684	41,025	49,385	31,282
Agriculture	6,917	7,028	16,324	15,483
Marine	1,598	559	16,236	12,970
Aerospace	7,581	7,831	17,761	15,976
Surety and other specialty	5,594	5,987	15,187	15,150
Total	$243,787	$240,774	$326,061	$293,723

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Total Premiums Written	Net Premiums Written	Total Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$185,730	$185,478	$349,700	$346,295
Property	214,584	215,999	296,713	288,625
Catastrophe	331,689	318,929	272,843	251,214
Agriculture	124,095	122,106	109,228	108,387
Marine	46,898	46,277	88,043	84,776
Aerospace	34,325	32,532	66,021	62,671
Surety and other specialty	64,754	64,448	72,028	68,830
Total	$1,002,075	$985,769	$1,254,576	$1,210,798

Total premiums written, which includes deposit premiums, in Endurance’s Reinsurance business segment for the three and nine months ended September 30, 2007 decreased by 25.2% and 20.1% from the same periods in 2006. These declines for the third quarter of 2007 as compared to the third quarter of 2006 were driven by declines in total premiums for the casualty, property, marine and surety and other specialty lines as a result of non-renewals due to pricing, terms and conditions that no longer met the Company’s underwriting requirements. Additional declines in the casualty and agriculture lines resulted from the absence of positive premium adjustments in the current quarter as compared to the same period in 2006.

The decline in total premiums written in the Reinsurance business segment for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the non-renewal of certain international property and casualty accounts that no longer met the Company’s underwriting standards, as well as from the absence of positive premium adjustments and policy extension premiums associated with workers’ compensation business. The majority of the Company’s workers’ compensation business, beginning in the second quarter of 2006, has been written as direct insurance and therefore has been recorded in the Insurance business segment. In addition, the Company continued to exit the offshore energy business and non-renewed certain aviation exposures, which contributed to the $41.1 million and $31.7 million of declines in the marine and aerospace lines of business in the Reinsurance business segment during the nine months ended September 30, 2007 compared to the same period in 2006. These declines in premiums written in the Reinsurance business segment were partially offset by continued growth in new and renewal business within the Company’s catastrophe and agriculture lines of business during the nine months ended September 30, 2007.

Net premiums earned by the Company in the Reinsurance business segment for the three and nine months ended September 30, 2007 decreased compared to the same periods in 2006, due to the decrease in total premiums written in this business segment and the decrease in earned premium adjustments during the periods.

Losses and Loss Expenses.    The net loss ratio in the Company’s Reinsurance business segment for the three and nine months ended September 30, 2007 improved by 1.4 and 4.9 percentage points. During the three and nine months periods ended September 30, 2007, net favorable prior year loss reserve development of $8.1 million and $39.6 million emanated primarily from this segment’s short tail lines of business, as claims did not emerge as originally estimated by the Company. For the third quarter of 2006, net favorable prior year loss reserve development was recorded primarily in the Reinsurance business segment’s short tail lines while for the first nine months of 2006 net unfavorable prior year loss reserve development was recorded primarily in the short tail lines. The 2006 net unfavorable prior year loss reserve development for the nine months ended September 30, 2006 resulted from an increase in the expected ultimate losses related to the 2005 catastrophes.

Acquisition Expenses.    The Company’s acquisition expense ratio in the Reinsurance business segment decreased for the third quarter and first nine months of 2007 compared to the same periods in 2006 due to changes in business mix, including less earned premium from several workers’ compensation reinsurance treaties in the casualty line that had higher acquisition expenses than other lines in the Reinsurance business segment.

General and Administrative Expenses.    The general and administrative expenses incurred by the Reinsurance business segment in the three and nine months ended September 30, 2007 decreased from the same periods in 2006 primarily as a result of decreased indirect expense allocations, offset in part by increases in employee related direct costs. The increase in the general and administrative expense ratio for the three and nine month periods was due to the decrease in earned premiums compared to the same periods in 2006.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$(562)	$(6,629)	$(23,756)	$(151,890)
Ceded premiums written	—	—	—	—
Net premiums written	(562)	(6,629)	(23,756)	(151,890)
Net premiums earned	(6,674)	(35,955)	(62,172)	(142,883)
Other underwriting income (loss)	1,697	(1,837)	(7,442)	(328)
	(4,977)	(37,792)	(69,614)	(143,211)
Expenses
Losses and loss expenses	(3,051)	(27,936)	(53,101)	(100,209)
Acquisition expenses	(1,416)	(9,879)	(16,272)	(44,155)
General and administrative expenses	—	—	—	—
	(4,467)	(37,815)	(69,373)	(144,364)
Underwriting income (loss)	$(510)	$23	$(241)	$1,153

During the three and nine months ended September 30, 2007, $0.6 million and $23.8 million, respectively, of premiums, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of Statement of Position 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, compared to $6.6 million and $151.9 million for the same periods in 2006. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks that have a low probability of occurrence, however, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(U.S. dollars in thousands)
Total underwriting income	$83,258	$87,713	$211,978	$163,525
Net investment income	62,605	63,581	215,966	185,416
Net foreign exchange (losses) gains	(700)	(3,633)	(1,241)	11,250
Net realized losses on investments	(3,055)	(6,375)	(14,177)	(18,434)
Amortization of intangibles	(1,127)	(1,158)	(3,381)	(3,474)
Interest expense	(7,533)	(7,528)	(22,593)	(22,513)
Consolidated income before income taxes	$133,448	$132,600	$386,552	$315,770

Significant transactions and events

Acquisition.    On September 7, 2007, Endurance Holdings’ U.S. based holding company entered into an agreement to acquire all outstanding stock of ARMtech Insurance Services, Inc. and its affiliates (‘‘ARMtech’’). The base purchase price is $120 million, plus additional amounts as determined in accordance with the terms of the purchase agreement. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program. This acquisition is scheduled to close on or before December 15, 2007, pending receipt of applicable regulatory approvals.

Variable Delivery Forward.    On September 11, 2007, Endurance Holdings consummated an equity forward sale arrangement under which Endurance Holdings is entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. (the ‘‘forward counterparty’’) for proceeds of approximately $150 million pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3ASR (Registration No. 333-130464) filed with the U.S. Securities and Exchange Commission on September 12, 2007. Under the terms of the forward sale agreement, Endurance Holdings will sell an aggregate of between 2,984,772 and 4,786,827 ordinary shares to the forward counterparty, subject to Endurance Holdings’ right to cash settle or net share settle all or a portion of such agreement.

On September 14, 2007, the forward counterparty sold 2,200,000 ordinary shares through Deutsche Bank Securities, Inc. in a public offering at $39.50 per ordinary share in order to hedge its position under the forward sale agreement. The forward counterparty advised the Company that it borrowed the shares sold in this transaction from one or more third-party share lenders. Subsequent to such initial sale, the forward counterparty will sell, from time to time, a total of 2,586,827 additional ordinary shares in connection with the forward sale agreement.

Endurance Holdings did not receive any proceeds from the sale of the ordinary shares by the forward counterparty, but Endurance Holdings will receive proceeds upon any prepayment, and may receive proceeds upon settlement of the forward sale agreement. The forward sale agreement will be physically settled by delivery of the requisite number of Endurance Holdings’ ordinary shares beginning July 20, 2010. The forward counterparty will pay Endurance Holdings approximately $150 million upon settlement of the forward sale agreement. The number of Endurance Holdings’ ordinary shares to be delivered to the forward counterparty varies depending upon the price of Endurance Holdings’ ordinary shares over a forty trading-day period beginning July 15, 2010 subject to an aggregate maximum of 4,786,827 and an aggregate minimum of 2,984,772 ordinary shares.

Endurance Holdings may accelerate settlement of or elect early termination with respect to, all or a portion of the forward sale agreement. The forward counterparty may elect early termination of the forward sale agreement upon the occurrence of certain events and the number of ordinary shares deliverable upon settlement of the forward sale agreement may be adjusted depending on the amount of our dividends or the occurrence of certain events.

Credit Facility.    On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other changes, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the ‘‘Credit Agreement’’). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things, modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preference shares following the occurrence of certain defaults as defined pursuant to the terms of the Credit Agreement. As amended, the credit facility is referred to as the ‘‘2007 Credit Facility’’.

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

Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be collateralized by a portion of the investment portfolio of such subsidiary borrowing under the facility to the extent of such subsidiary’s borrowing. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of its subsidiaries that are parties to the 2007 Credit Facility.

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

Liquidity and capital resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, AMCC, Endurance American and Endurance American Specialty. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, AMCC, Endurance American and Endurance American Specialty to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, and would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other capital and surplus distributions. As of September 30, 2007, Endurance Bermuda could pay a dividend or otherwise return capital and surplus totaling approximately $1,039.9 million (December 31, 2006 – $826 million) without prior regulatory approval based upon insurance and Bermuda Companies Act regulations.

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

American Merchants Casualty Company is subject to regulation by the State of Ohio Department of Insurance. Dividends are limited to the greater of 10% of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding, or the net income of the insurer for the twelve-month period ending the thirty-first day of December next preceding, but shall not include pro rata distributions of any class of the insurer’s own securities. In addition, dividends may only be declared or distributed out of earned surplus, unless the prior approval of the Superintendent of the Ohio Insurance Department is received in advance of payment. At December 31, 2006, American Merchants Casualty Company did not have any earned surplus; therefore, it was precluded from declaring or distributing dividends during 2007 without the prior approval of the Ohio Superintendent of Insurance. Any dividends paid by American Merchants Casualty Company are paid to Endurance Reinsurance Corporation of America and are then subject to Endurance Reinsurance’s dividend limitations.

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

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At September 30, 2007, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

The Company’s aggregate cash and invested assets as of September 30, 2007 totaled $5.7 billion compared to $5.5 billion as of December 31, 2006. The increase in cash and invested assets since December 31, 2006 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid and general and administrative expenses paid. The decrease in cash flows from operations for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily a result of timing of ceded premium payments to reinsurers, timing of paid loss disbursements and increased employee bonus payments.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed income securities, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2007, absent the occurrence of one or more significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit or variable delivery forward facilities or arrange for additional financing.

The Company’s fixed maturity investment portfolio includes $3,127.7 million of asset-backed and mortgage-backed securities with a dollar weighted average rating of AAA with $13.3 million rated BBB or below. This portfolio includes $13.7 million of sub-prime collateralized securities, of which $13.6 million is rated AAA. Unrealized holding losses on investments as of September 30, 2007 were primarily due to movements in interest rates and market valuations and not as a result of credit impairments. The fixed maturity investment portfolio includes gross unrealized losses of $2.7 million associated with securities rated BBB or below and $0.2 million associated with sub-prime collateralized securities.

Under the Company’s recently amended and restated syndicated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion, of which approximately $695 million was available as of September 30, 2007. As of September 30, 2007, there were no borrowings under this line of credit.

Under the Company’s recently completed variable delivery forward transaction, the Company may elect to receive proceeds through early settlement or by borrowing against the future settlement value. See ‘‘Significant transactions and events’’ above.

Item 3.	Quantitative and qualitative information about market risk

There have been no material changes in market risk from the information provided under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Information about Market Risk’’ included in the Company’s 2006 Annual Report on Form 10-K.

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

Item 2.    Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1 – July 31, 2007	—	—	—	15,804,400
August 1 – August 31, 2007	608,000	$37.00	608,000	15,196,400
September 1 – September 30, 2007	—	—	—	15,196,400
	608,000	$37.00	608,000	15,196,400

(1)	Ordinary shares or share equivalents.
(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. Under this program, the Company may repurchase up to 18,000,000 of its ordinary shares and share equivalents, an increase of 16 million shares from the two million shares previously authorized under the February 28th share repurchase program. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Stock Purchase Agreement, dated as of September 7, 2007, by and among the Sellers named therein; ARMtech, Inc.; ARMtech Holdings, Inc.; ARMtech Insurance Services, Inc.; American Agri-Business Insurance Company; and Endurance U.S. Holdings Corp. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2007.

10.2	Underwriting Agreement, dated September 10, 2007, among Deutsche Bank Securities Inc.; Deutsche Bank AG, London branch; and Endurance Specialty Holdings Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on September 12, 2007.

10.3	Forward Sale Agreement, dated September 10, 2007, from Deutsche Bank AG, London branch to Endurance Specialty Holdings Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on September 12, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: November 9, 2007	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer, President
Date: November 9, 2007	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)