Form 10-K
period 2007-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2008-02-29
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the fiscal year ended December 31, 2007, or

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

Large accelerated filer         Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 29, 2007, was $2,586,227,444.

As of February 26, 2008, 60,378,522 ordinary shares were outstanding.

Certain portions of the registrant’s definitive proxy statement relating to its 2007 annual general meeting of shareholders are incorporated by reference into Part III of this report.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under ‘‘Item 1. Business,’’ ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this Annual Report on Form 10-K may include forward-looking statements, which reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us in general and the insurance and reinsurance sectors specifically, and as to both underwriting and investment matters. Statements which include the words ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘project,’’ ‘‘anticipate,’’ ‘‘seek,’’ ‘‘will,’’ and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) or Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’) becomes subject to income taxes in the United States or the United Kingdom;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	termination of or changes in the terms of the U.S. multiple peril crop insurance program;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	our investment performance;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	continued illiquidity in the credit markets worldwide and in the United States in particular; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

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

We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2007 are as follows:

•	Endurance Bermuda, domiciled in Bermuda;

•	Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), domiciled in England;

•	Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), domiciled in Delaware;

•	American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together ‘‘ARMtech’’);

•	Endurance American Insurance Company (‘‘Endurance American’’), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (‘‘Endurance American Specialty’’), domiciled in Delaware; and

•	American Merchants Casualty Company (‘‘American Merchants’’), domiciled in Ohio.

Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion as ‘‘we’’ or the ‘‘Company’’. Endurance Holdings’ ordinary shares are traded on the New York Stock Exchange under the symbol ‘‘ENH’’.

Business Strategy

Our goal is to leverage our competitive strengths and successfully execute our strategy in order to generate a superior long-term return on capital and become the best specialty insurer and reinsurer in the world.

The key elements of our strategy are:

•	Maintain a Portfolio of Profitable Specialty Lines. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We leverage our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times.

•	Utilize Monoline Level of Expertise in Each Line of Business. We have teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by highly experienced underwriting personnel who are specialists in their unique business line.

•	Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We require significant amounts of data in our underwriting process and proactively monitor market trends to look for competitive threats to the lines of business in which we operate as well as to analyze potential new lines that may provide attractive opportunities. We use information gathered to update and adjust the assumptions underlying our risk management models as appropriate.

•	Maintain Strong Risk Management Policies. We believe that a strong risk management culture is key to maximizing risk adjusted returns on capital and to manage volatility and other risks that could threaten the Company’s solvency. Our enterprise risk management techniques include sophisticated modeling technology and a detailed internal control structure that gives us a competitive advantage in managing our underwriting, investment and operational risks across the Company.

•	Focus on underlying profitability of business underwritten. We underwrite our business with a focus on the underlying profitability that the business brings to Endurance and are committed to expanding or contracting our businesses based upon the opportunities presented in the markets in which we participate.

•	Utilization of Reinsurance Protection to Enhance Risk Management. When we are insuring correlated risks such as natural perils, we will purchase catastrophe reinsurance at a level consistent with the size of the individual book of business. In addition to being a critical tool for managing loss risk accumulations, reinsurance is also used to ensure our insurance businesses are of sufficient size to be considered a lead market for their products. In our Reinsurance segment, we continue to believe that most reinsurance risk is difficult to reinsure and, therefore, the Company strategically reviews and underwrites this business on a net basis, managing our reinsurance portfolio risk through underwriting analysis and portfolio diversification; however, we may strategically purchase reinsurance protection across our entire portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.

•	Maintain a Portfolio of Investments to Generate Net Investment Income and Book Value Growth. We manage our investment portfolio within a risk adjusted, expected return framework. Our investment objectives focus on supporting the needs of the Company, adding value and managing investment risk efficiently. Flexibility exists within this framework to optimize asset allocation based on market opportunities to maximize our risk-adjusted returns.

•	Proactively Manage Our Capital Base. We actively manage our capital by allocating resources to underwriting and investment opportunities which we believe will offer the highest risk-adjusted return on capital. Over the long-term, we will continue to seek to return excess capital to our shareholders rather than use excess capital to underwrite business that no longer meets our underwriting requirements.

Business Segments

The Company currently has two business segments — Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Audited Consolidated Financial Statements and related notes presented under Item 8 — Financial Statements and Supplementary Data.

Our two business segments and the related gross and net premiums written for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007		2006		2005
Business Segments	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Insurance	$741,556	$551,970	$576,745	$416,637	$421,431	$387,653
Reinsurance	1,068,114	1,051,560	1,371,889	1,327,919	1,390,737	1,374,987
Subtotal	$1,809,670	$1,603,530	$1,948,634	$1,744,556	$1,812,168	$1,762,640
Deposit Accounting (1)	(28,555)	(28,555)	(158,992)	(158,992)	(143,291)	(143,291)
Total	$1,781,115	$1,574,975	$1,789,642	$1,585,564	$1,668,877	$1,619,349

(1)	Reconciles gross premiums written by segment to the Company’s financial statement presentation.

Insurance

Our Insurance segment is comprised of six lines of business: property, casualty, healthcare liability, workers’ compensation, agriculture and professional lines. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007		2006		2005
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$134,161	$47,905	$173,292	$61,290	$112,736	$91,774
Casualty	125,124	77,188	128,933	89,817	129,951	117,043
Healthcare Liability	92,361	92,361	106,988	106,988	117,120	117,120
Workers’ Compensation	262,228	238,369	93,779	86,867	—	—
Agriculture	42,242	21,115	—	—	—	—
Professional Lines	85,440	75,032	73,753	71,675	61,624	61,716
Total	$741,556	$551,970	$576,745	$416,637	$421,431	$387,653

We purchase reinsurance in managing the Insurance segment. Insurance premiums ceded vary by line of business and are based on a number of factors, including market conditions. The benefits of ceding risks to third party reinsurers include reducing exposure on individual risks, protecting against catastrophe risks, maintaining acceptable capital ratios, ensuring our insurance businesses are of sufficient size to be considered leaders in the market for their products and enabling the writing of additional business. Reinsurance purchased does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured, and as such, we partner with highly rated reinsurers and, where appropriate, request collateral in the form of funds held or letters of credit.

From our Bermuda office, we provide casualty, healthcare liability and professional lines insurance. From our United States offices, we provide property, casualty, workers’ compensation, agriculture and professional lines insurance. From our London office, we provide property insurance. A description of each of these lines of business follows:

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

Healthcare Liability.    Our healthcare liability line of business is focused on excess hospital medical professional liability insurance. Our Bermuda operation focuses on institutional healthcare providers such as large, stand-alone hospitals, multi-hospital systems, university teaching hospitals and integrated specialty hospitals. Our U.S.-based operations offer excess coverage to small to medium sized stand-alone hospitals. Together, our Bermuda and U.S. based healthcare practices offer a comprehensive excess coverage approach to the healthcare industry.

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

Agriculture.    The Company entered the agriculture insurance business with the acquisition of ARMtech in December 2007. ARMtech focuses on traditional multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products, all offered through independent agents.

Professional Lines.    Our professional lines insurance business includes directors’ and officers’ liability, errors and omissions, employment practices liability and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.

Reinsurance

Our Reinsurance segment is comprised of seven lines of business: casualty, property, catastrophe, agriculture, marine, aerospace and surety and other specialty. Gross and net premiums written, prior to deposit accounting adjustments, for the lines of business in the Reinsurance segment for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007		2006		2005
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$201,032	$200,385	$400,111	$396,663	$385,604	$380,303
Property	228,796	230,211	318,883	310,795	361,859	360,517
Catastrophe	345,187	332,428	291,755	270,126	300,892	297,027
Agriculture	131,325	129,337	107,104	106,262	33,035	33,035
Marine	53,231	52,602	103,387	100,120	118,976	118,976
Aerospace	39,651	38,011	76,816	73,466	120,501	120,501
Surety and Other Specialty	68,892	68,586	73,833	70,487	69,870	64,628
Total	$1,068,114	$1,051,560	$1,371,889	$1,327,919	$1,390,737	$1,374,987

We purchase a limited amount of reinsurance in managing the Reinsurance segment. The Company uses industry loss warranties and collateralized catastrophe reinsurance to protect against the risk of severe catastrophe events or the occurrence of multiple significant catastrophe events. Reinsurance purchased does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured and as such, we seek out highly rated reinsurers and, where appropriate, request collateral in the form of funds held or letters of credit.

From our Bermuda office, we provide casualty, property, catastrophe and aerospace reinsurance. From our United States offices, we provide casualty, property, agriculture, marine and surety reinsurance. From our London office, we provide casualty, property and marine reinsurance.A description of these lines of business follows:

Casualty.    Our casualty reinsurance business line reinsures third party liability exposures from ceding companies on a treaty basis such as automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation.

Property.    Property reinsurance reinsures individual property insurance policies issued by our ceding company clients including both personal lines and commercial exposures (principally covering buildings, structures, equipment, contents and time element coverages on a treaty basis). Loss exposures in this segment include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. We underwrite our property reinsurance line of business on both a proportional and excess of loss basis.

Catastrophe.    Our catastrophe reinsurance business line reinsures catastrophic perils for ceding companies on a treaty basis. The principal perils reinsured in our catastrophe reinsurance business include hurricanes, typhoons, earthquakes, floods, tornados, hail and fire, as well as certain workers’ compensation coverages.

Agriculture.    Our agriculture reinsurance business line reinsures risks associated with the production of food and fiber on a global basis. This business line includes traditional treaty, proportional and aggregate stop loss reinsurance for primary insurance companies writing multiple peril, hail and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposure to yield or price.

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

Surety and Other Specialty.    We provide surety reinsurance for contract and commercial surety as well as for the fidelity line of business on both a proportional and excess of loss basis. Our remaining business in this line represents a variety of contracts, such as personal accident and terrorism, which are underwritten utilizing the expertise of our senior underwriting staff. These contracts are those that do not fit within our other lines of business detailed above.

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

During 2007, Marsh & McLennan Companies, Inc. was the largest distributor in both our Insurance and Reinsurance segments. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2007, 2006 and 2005 is provided in the tables below:

Insurance

	Percentage of Gross premiums written
Broker	2007	2006	2005
Marsh & McLennan Companies, Inc.	11.8%	18.5%	33.6%
Aon Corporation	9.0%	12.4%	18.6%
Swett & Crawford	4.6%	6.5%	2.8%
Willis Companies	4.5%	6.8%	9.7%
American Wholesale Insurance Group	3.8%	5.6%	1.6%
All Others	66.3%	50.2%	33.7%
Total	100.0%	100.0%	100.0%

Reinsurance

	Percentage of Gross premiums written (1)
Broker	2007	2006	2005
Marsh & McLennan Companies, Inc. (including Guy Carpenter)	35.2%	25.1%	24.9%
Willis Companies	21.1%	22.4%	15.0%
Aon Corporation	19.2%	22.3%	26.0%
Benfield Group	10.6%	12.6%	12.1%
All Others	13.9%	17.6%	22.0%
Total	100.0%	100.0%	100.0%

(1)	Prior to deposit accounting adjustments.

Claims Management

Under the direction of our Chief Claims Officer, claims are managed by our experienced, technical claims teams located within our operating subsidiaries. Our claims staff reviews initial loss reports, administers claims databases, generates appropriate responses to claims reports, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves, pays claims, manages salvage and subrogation and notifies reinsurers. In addition, our claims staff conducts significant audits of our insurance company clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and overall quality of our clients’ performance.

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

Reserve for Losses and Loss Expenses

We are required by applicable insurance laws and regulations and accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to prudently establish these loss and loss expense reserves after evaluating all information known to us as of the date they are reported.

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

•	identify and manage the risks that threaten the Company and its solvency;

•	optimize the Company’s risk based capital position;

•	maximize the Company’s risk adjusted returns on capital;

•	manage underwriting, investment and operational volatility; and

•	clearly communicate our approach to our employees and external audiences.

In order to meet our ERM goals, the Company has established risk tolerances applicable to all areas of our business. In addition, we have developed processes, models and a detailed internal control structure to specifically address our risk exposures. The Company’s primary risk exposure areas are as follows: underwriting risk, including certain key underwriting risks associated with the pricing and exposure evaluation process; catastrophe correlation/aggregation and underwriting terms and conditions; loss reserve estimation process; investment risks; and operational risks. The following sections more specifically address our method and procedures for addressing and managing our underwriting and investment risks.

Underwriting Risk Management.    Internal underwriting controls are established by our Chief Executive Officer and Chief Underwriting Officer. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These letters contain our operating guidelines, a description of the analytic process to be followed, referral requirements broken down by sources of business, terms and conditions, situations, limits capacity and annual premium for any one contract. Our return on capital guidelines are attached to each letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, and minimum return on risk based capital by line of business. Our return on capital guidelines are regularly reviewed by the Chief Underwriting Officer and Chief Actuary to reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and our Risk and Underwriting Committee through regular reviews of the Company’s risk profile and reserve processes.

We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•	we will underwrite and accept only those risks we know and understand;

•	we will perform our own independent pricing or risk review on all risks we accept; and

•	we will accept only those risks that are expected to earn a return on capital commensurate with the risk they present.

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

It is our corporate objective to limit the risk of a significant loss on an economic basis from a one-in-one-hundred year series of catastrophic events to no more than 25% of our shareholders’ equity. We define ‘‘economic basis’’ as premiums plus reinstatement premiums less incurred losses and loss expenses and acquisition expenses.

To achieve the above objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

We have licensed catastrophe modeling software from the principal modeling firms, including EQE, RMS and AIR. These software tools use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to the modeling companies to improve the efficiencies of these models. We also supplement the model output in certain territories with the results of our proprietary models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and level of detail of exposure data provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and surcharged for increased uncertainty. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis. Our commitment to detailed exposure data precludes significant involvement as a retrocessionaire in the current market.

Data output from the software described above is incorporated in our proprietary models. Our proprietary systems include those for modeling risks associated with property catastrophe, healthcare liability, aviation, agriculture, property and workers’ compensation business, various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.

Data output from both our licensed and proprietary software models is used to estimate the amount of premium that is required to pay the long-term expected losses under the proposed contracts. The data output is also used to estimate correlation among both new business and our existing portfolio. The degree of correlation is used to estimate the incremental capital required to support our participation on each proposed risk, allowing us to calculate a return on consumed capital. Finally, the data output is used to monitor and control our cumulative exposure to individual perils across all of our businesses.

Our pricing of catastrophe reinsurance contracts is based on a combination of modeled loss estimates, actual ceding company loss history, surcharges for potential unmodeled exposures, fixed and variable expense estimates and profit requirements. The profit requirements are based on incremental capital usage estimates described above and on our required return on consumed capital.

We have fully integrated our internal actuarial staff into the underwriting and decision making process. We use in-depth actuarial and risk analyses to evaluate contracts prior to authorization. In addition to internal actuaries and risk professionals, we make use of outside consultants as necessary to develop appropriate analyses for pricing.

Separate from our natural catastrophe exposed businesses, we underwrite and accept casualty and specialty insurance and reinsurance business. We apply the same standards with respect to actuarial and risk analysis to these businesses using commercial data and models licensed from various professional service firms. As with our natural catastrophe exposed businesses, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.

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

In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios, enabling the writing of additional business and ensuring our insurance businesses are of sufficient size to be considered a lead market for their products. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 5 — ‘‘Reinsurance’’ in the Notes to the Consolidated Financial Statements of the Company.

Investment Risk Management.    We follow an investment strategy designed to optimize book value growth and generate appropriate risk adjusted returns while providing sufficient liquidity to meet claims. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships, risk management and auditing and accounting. Our investment team uses risk measurement tools in executing effective risk management to facilitate an opportunity focused and risk integrated approach to investing consistent with the requirements of the Company’s investment policy. We utilize external portfolio managers to oversee the day-to-day activities of our investment portfolio and our investment professionals actively monitor our investment managers’ performance within the established investment policy of the Company.

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

Our investment policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk budget, which estimates the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a specified period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. The investment risk budget is approved by the Investment Committee and revised quarterly based on market conditions and developing needs of the Company. In addition, as part of our risk management processes, we maintain a watch list of securities that are either in the headlines due to industry and or company specific issues and or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics, and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.

We utilize a number of capital-at-risk models, which include volatility-scenario based measures and value-at-risk (‘‘VaR’’) calculations, to manage our aggregate investment risk exposures. Our capital-at-risk models also include the rating agencies assessment of risk capital. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. We adjust our scenarios for a variety of extreme as well as expected outcomes. Our VaR analysis focuses on investment amounts that could be lost over a certain time horizon given a specified level of probability utilizing historic correlations and volatilities. The industry-standard VaR is typically more applicable to trading operations with short-term operations and utilizes only two years of historical data. We have adjusted this standard model given our longer time horizon and perspective, incorporating eight years of historical data, no time decay and a 95% confidence level. Management and the Board of Directors regularly reviews investment strategy allocations, risk and capital allocations, expected returns and expected return on capital.

Investments

At December 31, 2007, our aggregated invested assets, including pending securities transactions, consisted of $4.7 billion of fixed maturity investments, $567.8 million of cash and cash equivalents and $358.1 million of other investments. The portfolio is widely diversified between different types of fixed income securities, including corporate, agency, asset backed and mortgage-back securities and our policy limits ensure broad issuer diversification. The credit quality of our fixed maturity portfolio is primarily A or better with a AAA average. Subprime collateralized exposure in the fixed income portfolio is limited to AAA rated securities and represents 0.09% of the Company’s aggregate invested assets. At December 31, 2007, the average duration of our fixed income portfolio was 2.9 years.

The following tables set forth the types of securities in our fixed maturity portfolio, excluding cash equivalents and short-term securities, and their fair values and amortized costs as of December 31, 2007 and 2006:

	December 31, 2007
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies securities	$443,972	$11,963	$(11)	$455,924
Non-U.S. government securities	282,683	2,290	(647)	284,326
Corporate securities	925,785	6,933	(8,016)	924,702
Mortgage-backed securities	2,518,435	26,640	(8,320)	2,536,755
Asset-backed securities	458,238	1,961	(1,670)	458,529
Total	$4,629,113	$49,787	$(18,664)	$4,660,236

	December 31, 2006
Type of Investment	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies securities	$878,091	$1,302	$(3,250)	$876,143
Non-U.S. government securities	244,415	287	(2,503)	242,199
Corporate securities	881,429	2,466	(10,077)	873,818
Mortgage-backed securities	2,108,017	4,815	(25,329)	2,087,503
Asset-backed securities	637,867	636	(3,962)	634,541
Total	$4,749,819	$9,506	$(45,121)	$4,714,204

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

Corporate Securities.    Corporate securities are comprised of bonds issued by corporations, primarily rated A−/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB−. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in our portfolio represented less than 0.76% of total invested assets including pending securities transactions at December 31, 2007. We had no realized credit related losses during 2007.

Mortgage-Backed Securities.    The majority of the mortgage-backed securities in our investment portfolio are FreddieMac, FannieMae and AAA-rated non-agency securities. They are collateralized by residential and commercial mortgages. Our portfolio has relatively low cash flow variability as compared to the overall mortgage market. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. Endurance has minimal exposure to subprime mortgages, which represent 0.09% of invested assets.

Asset-Backed Securities.    Asset-backed securities are diversified both by type of collateral and issuer. The majority of our asset-backed securities are AAA-rated bonds backed by pools of automobile loan receivables and credit card receivables, home equity loans and other collateral originated by a variety of financial institutions.

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

The investment ratings (provided by major rating agencies) for fixed maturity securities held as of December 31, 2007 and 2006 and the percentage of our total fixed maturity securities they represented at such date were as follows:

	2007		2006
Ratings	Fair Value	Percent of Total	Fair Value	Percent of Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$455,924	9.8%	$876,143	18.6%
AAA/Aaa	3,415,821	73.3%	3,119,196	66.2%
AA/Aa	342,323	7.3%	291,615	6.2%
A/A	370,720	8.0%	359,524	7.6%
BBB	11,718	0.2%	6,481	0.1%
Below BBB	63,496	1.4%	60,694	1.2%
Not rated	234	—	551	0.1%
Total	$4,660,236	100.0%	$4,714,204	100.0%

The maturity distribution for fixed maturities held as of December 31, 2007 and 2006 was as follows:

	2007		2006
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$209,417	$209,467	$202,241	$201,642
Due after one year through five years	982,002	991,128	1,314,642	1,305,760
Due after five years through ten years	335,432	339,317	409,673	408,647
Due after ten years	125,589	125,040	77,379	76,112
Mortgage-backed securities	2,518,435	2,536,755	2,108,017	2,087,502
Asset-backed securities	458,238	458,529	637,867	634,541
Total	$4,629,113	$4,660,236	$4,749,819	$4,714,204

Other investments.    As of December 31, 2007, our Board of Directors have approved the investment in alternative funds at the time of commitment of capital of up to the lesser of (i) 15% of total shareholders’ equity, or (ii) $350 million. This restriction does not apply to investments in high yield fixed income maturity funds that are classified as other investments. Our alternative funds and high yield fixed income maturity funds (the ‘‘Funds’’) are included in other investments and consist largely of investments in senior secured bank debt and high yield securities, distressed debt, derivatives and equity long/short strategies. As of December 31, 2007, our $358.1 million of other investments consisted of $297.7 million of alternative investment funds and $60.4 million of high yield fixed maturity funds.

Our investment in such Funds is recorded on our balance sheet as other investments and is accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the funds, which in turn are established based upon the valuation criteria in the governing documents of the alternative funds. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the funds. Due to a delay in the valuations reported by the fund managers, our investments in certain alternative funds are generally reported on a one month lag. Investments in high yield fixed maturity securities funds are reported as of the current date. Many of the funds are subject to restrictions on redemptions and sale which are determined by the governing documents and thereby limit our ability to liquidate these investments in the short term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the funds are included in net investment income and totaled $21.3 million for the year ended 2007.

We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.

Our investment returns for the years ended December 31, 2007, 2006 and 2005 were as follows:

Investment Returns	2007	2006	2005
	(U.S. dollars in thousands)
Net investment income other investments	$21,286	$29,073	$13,346
Other net investment income	259,990	228,376	167,105
Net investment income	$281,276	$257,449	$180,451
Net realized investment losses	(18,302)	(20,342)	(8,244)
Net increase (decrease) in unrealized gain (loss)	77,573	(3,513)	(51,727)
Total net investment return	$340,547	$233,594	$120,480

During the year ended December 31, 2007, the Company identified securities which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value at the time of impairment, resulting in realized losses of $17.3 million in relation to these securities for 2007 (2006 — $13.4; 2005 — Nil).

Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. During 2007, S&P undertook a review of our ratings and reaffirmed the financial strength rating of ‘‘A’’ (Strong), with a stable outlook. Also during 2007, A.M. Best undertook a review of Endurance Holdings and its operating subsidiaries, excluding ARMtech, and upgraded our financial strength rating to ‘‘A’’ (Excellent), with a stable outlook. Endurance Holdings and its operating subsidiaries, excluding ARMtech, maintain a Moody’s rating of A2, with a stable outlook. ARMtech is currently rated B++ (Good), with a positive outlook, by A.M. Best.

The objective of A.M. Best’s and S&P’s rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s and S&P’s opinions of our capitalization, performance and management, and are not applicable to our securities and are not a recommendation to buy, sell or hold such securities. A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (In Liquidation), and includes 16 separate ratings categories. Within these categories, ‘‘A++’’ (Superior) and ‘‘A+’’ (Superior) are the highest, followed by ‘‘A’’ (Excellent) and ‘‘A−’’ (Excellent). Publications of A.M. Best indicate that the ‘‘A’’ and ‘‘A−’’ ratings are assigned to those companies that, in A.M. Best’s opinion, have demonstrated an excellent ability to meet their obligations to policyholders. These ratings are subject to periodic review by, and may be revised at the sole discretion of, A.M. Best. The rating ‘‘A’’ (Excellent) by A.M. Best is the third highest of 15 rating levels.

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

Competition

The insurance and reinsurance industries are mature and highly competitive. Insurance and reinsurance companies compete on the basis of many factors, including premium charges, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in the particular risk to be underwritten, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered and various other factors. These factors operate at the individual market participant level and in the aggregate across the insurance and reinsurance industry more generally. In addition, background economic conditions and variations in the insurance and reinsurance buying practices of insureds and ceding companies, by participant and in the aggregate, contribute to cyclical movements in rates, terms and conditions and may impact industry aggregate financial results.

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

In our Insurance segment, where competition tends to be focused more on availability, service and considerations other than price, we compete with insurers that provide property and casualty based lines of insurance in each of our markets as follows:

North America — ACE Ltd. (‘‘ACE’’), American International Group (‘‘AIG’’), Arch Capital Group Ltd. (‘‘Arch’’), Factory Mutual Insurance Company, RLI Corp., Axis Capital Holdings Group (‘‘Axis’’), Zurich Financial Services Group (‘‘Zurich’’), Rural Community Insurance Company, Rain and Hail LLC, NAU Country Insurance Company, Great American Insurance Company and Producers Agriculture Insurance Company.

Europe — ACE, Allianz AG, Lloyd’s Syndicates,Royal & Sun Alliance Insurance Group Plc and Zurich.

Bermuda — ACE, AIG, Starr Excess Liability Insurance Co Ltd. (‘‘Starr Excess’’), XL Capital Ltd. (‘‘XL’’) and Zurich.

In our Reinsurance segment, we compete in the global reinsurance market place and our main competitors in North America, Europe and Bermuda include the following:

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

Europe — General Cologne Re, Hannover Ruckversicherungs-Aktiengesellschaft, Lloyd’s, Munich Re, PartnerRe, SCOR Reinsurance Company, Swiss Re and XL.

Bermuda — ACE, Arch, Axis, IPC Holdings Ltd., Montpelier Re Holdings Ltd., PartnerRe, Renaissance Reinsurance Ltd. and XL.

In general, we believe operating conditions in 2007 in the insurance and reinsurance marketplace were more competitive than in recent years. In certain catastrophe-exposed classes of property business, we experienced a pricing environment that was flat; however, for the remaining insurance and reinsurance lines of property and casualty business we experienced downward pricing driven largely by the increase in underwriting capacity available to clients in the market. We maintained our adherence to underwriting standards through the year by declining business when pricing, terms and conditions did not meet our underwriting criteria.

In addition to adjusting our existing portfolio of risks in response to market conditions, the Company made one strategic acquisition in 2007 — ARMtech, an agricultural insurance company based in Lubbock, Texas. This acquisition was intended to provide the Company with access to the agricultural insurance marketplace. The Company believes that the agricultural insurance market is complementary to its existing portfolio of businesses.

In 2008, we expect both our insurance and reinsurance operations to face increasing competition across all our lines of business. This increased competition is primarily expected to emerge as a result of the increased levels of capital held by companies that compete with Endurance, so increasing their ability to absorb risk and leading to an increase in the supply of insurance and reinsurance in the marketplace. This shift has the potential to produce a mismatch between the supply and demand for insurance and reinsurance products, and we expect to see declines in pricing.

Employees

As of February 26, 2008, we had 727 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

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

As a property, agriculture and catastrophe insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.

Our property, agriculture and catastrophe insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, earthquakes in California and the New Madrid region of the United States and drought and flooding in the Midwestern United States. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase the frequency and severity of natural catastrophes, including weather events, and may create new types of catastrophe losses. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our premiums will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition. See ‘‘Item 1. Business — Enterprise Risk Management — Underwriting Risk Management.’’

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

The development of our U.S.-based insurance operations is subject to increased risk from changing market conditions.

Excess and surplus lines insurance may be a substantial portion of the business written by our U.S.-based insurance operations. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general. This cyclicality can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (when market conditions are more favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market to the excess and surplus lines market and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. When soft market conditions are prevalent (when market conditions are less favorable to insurers), standard insurance carriers tend to loosen underwriting standards and expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rate decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Kenneth J. LeStrange, our Chief Executive Officer, President and Chairman of the Board of Directors, Michael J. McGuire, our Chief Financial Officer, Michael E. Angelina, our Chief Actuary and Risk Officer, David S. Cash, our Chief Underwriting Officer, Michael P. Fujii, the President and Chief Executive Officer of our worldwide insurance operations and William M. Jewett, the President and Chief Executive Officer of our worldwide reinsurance operations. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. Current Bermuda law limits the duration of work permits to six years, with certain exemptions for key employees. All of our 50 Bermuda-based professional employees who require work permits, including Messrs. LeStrange, McGuire and Angelina, have been granted permits by the Bermuda government. The terms of such permits usually range from three to five years at the time of grant depending on the individual. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

A decline in our financial strength ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. We currently maintain an A.M. Best financial strength rating of ‘‘A’’ (Excellent) with a stable outlook and an S&P financial strength rating of ‘‘A’’ (Strong) with a stable outlook, other than ARMtech. We currently maintain an A.M. Best financial strength rating of B++ with a positive outlook on ARMtech. If our ratings are reduced from their current level by A.M. Best or S&P, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below ‘‘B++’’ (two levels below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Endurance Holdings is a holding company and, as such, has no substantial operations of its own. Dividends and other permitted distributions from our operating subsidiaries are expected to be Endurance Holdings’ primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends, if any, to shareholders. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by Endurance Bermuda unless certain regulatory requirements are met. The inability of Endurance Bermuda to pay dividends in an amount sufficient to enable Endurance Holdings to meet its cash requirements at the holding company level could have a material adverse effect on its operations. In addition, Endurance Holdings’ U.S. and U.K. operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. We therefore do not expect to receive material dividends from these operating subsidiaries for the foreseeable future.

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

As a Bermuda reinsurer, Endurance Bermuda is required to post collateral security with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers, such as Endurance Bermuda. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusteed assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $1.175 billion in letters of credit under our letter of credit and revolving credit facility that expires on May 8, 2012. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.

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

Our investment liquidity and investment performance may affect our financial assets and ability to conduct business.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturities. Our income derived from our invested assets (including net realized losses) was $263.0 million for the year ended December 31, 2007. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.

With respect to our liabilities, we strive to structure our investments in a manner that recognizes their cash flow profile and our potential liquidity needs. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability profile. However, if our liquidity needs or liability profile unexpectedly change, we may not be successful in continuing to structure our investment portfolio in that manner. The market value of our fixed maturity investments will be subject to fluctuations depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

At December 2007, the liquidity in the debt capital markets was low compared to historical standards. The decrease in liquidity could result in investment losses if the Company was forced to immediately sell significant portions of its fixed maturity investment portfolio.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to attempt to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed, and trades are made to balance our exposure to interest rates. However, a significant increase in interest rates would be expected to have a material adverse effect on our book value.

We may be adversely affected by foreign currency fluctuations.

We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2007, approximately 16% of our gross premiums, prior to deposit accounting adjustments, were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.

We periodically buy and sell currencies or investment securities denominated in non-U.S. dollars in an attempt to match our non-U.S. dollar assets to our related non-U.S. dollar liabilities. We have no currency hedges in place; however, as part of our matching strategy, we consider the use of hedges when we become aware of probable significant losses that will be paid in non-U.S. currencies. However, it is possible that we will not successfully match our exposures or structure the hedges so as to effectively manage these risks.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. In the year ended December 31, 2007, our top four brokers represented approximately 60.9% of our gross premiums written before deposit accounting adjustments. See ‘‘Item 1. Business — Distribution.’’ Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

•    increased litigation and regulatory involvement in the claims settlement process from claims arising from Hurricanes Katrina, Rita and Wilma; and

•    uncertainties associated with liability coverages related to sub prime mortgage exposures.

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

Historically, property and casualty insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for insurance and reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of insurance and reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The recent increase in the supply of insurance and reinsurance as a result of capital provided by new entrants and by the commitment of additional capital by existing reinsurers, has caused insurance and reinsurance prices in many of the markets in which we participate to decrease since 2006.

Acquisitions or strategic investments that we made or may make could turn out to be unsuccessful.

As part of our strategy, we have pursued and may continue to pursue growth through acquisitions and/or strategic investments in new businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Successful integration will depend on, among other things, our ability to effectively integrate acquired businesses or new personnel into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of acquired business or new personnel will be successful or that the business acquired will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by the integration process may adversely impact our financial results. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs.

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

Our insurance and reinsurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate exemptions under any applicable laws could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and fines and other sanctions, which could have a material adverse effect on our business. Lastly, the laws and regulations under which we operate, such as the regulations governing our insurance rates and forms, the U.S. multiple peril crop insurance program and the purchase of reinsurance by property insurers in Florida, could be revised in a manner materially adverse to the manner in which we conduct our business. See ‘‘Regulatory Matters’’ below.

There are provisions in our charter documents that may reduce or increase the voting rights of our ordinary shares.

The bye-laws of Endurance Holdings generally provide that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, more than 9.5% of our ordinary shares will have their voting rights reduced so that they may not exercise more than 9.5% of the voting rights conferred by our ordinary shares. Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. The bye-laws of Endurance Holdings provide that shareholders will be notified of their voting interests prior to any vote to be taken by the shareholders.

As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding ordinary shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). In addition, the reallocation of your votes could result in your becoming subject to filing requirements under Section 16 of the Exchange Act.

We also have the authority to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to the bye-laws. If a shareholder fails to respond to a request for information from us or submits incomplete or inaccurate information (after a reasonable cure period) in response to a request, we may, in our reasonable discretion, reduce or eliminate the shareholder’s voting rights.

Provisions of Endurance Holdings’ bye-laws may restrict the ability to transfer shares of Endurance Holdings.

Endurance Holdings’ board of directors may decline to register a transfer of any ordinary shares if the relevant instrument of transfer (if any) is in favor of five persons or more jointly or is not properly executed, the transferred shares are not fully paid shares or if the transferor fails to comply with all applicable laws and regulations governing the transfer.

A shareholder may be required to sell its shares of Endurance.

The bye-laws of Endurance Holdings provide that we have the option, but not the obligation, to require a shareholder to sell its ordinary shares for their fair market value to us, to other shareholders or to third parties if we determine, based on the written advice of legal counsel, that failure to exercise our option would result in non-de minimis adverse tax, legal or regulatory consequences to us or certain U.S. persons as to which the shares held by such shareholder constitute controlled shares. In the latter case, our right to require a shareholder to sell its ordinary shares to us will be limited to the purchase of a number of ordinary shares that will permit avoidance of those adverse tax consequences.

A shareholder may be required to indemnify us for any tax liability that results from the acts of that shareholder.

The bye-laws of Endurance Holdings provide certain protections against adverse tax consequences to us resulting from laws that apply to the shareholders of Endurance Holdings. If a shareholder’s death or non-payment of any tax or duty payable by the shareholder, or any other act or thing involving the shareholder, causes any adverse tax consequences to us, (i) the shareholder (or his executor or administrator) is required to indemnify us against any tax liability that we incur as a result, (ii) we will have a lien on any dividends or any other distributions payable to the shareholder by us to the extent of the tax liability and (iii) if any amounts not covered by our lien on dividends and distributions are owed to us by the shareholder as a result of our tax liability, we have the right to refuse to register any transfer of the shareholder’s shares.

There are regulatory limitations on the ownership and transfer of our ordinary shares.

The Financial Services and Markets Act (‘‘FSMA’’) regulates the acquisition of control of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of more than 10% of our ordinary shares would therefore be considered to have acquired control of Endurance U.K. Under the FSMA, any person proposing to acquire control over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have three months to consider that person’s application to acquire control. In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such control and that the interests of consumers would not be threatened by such acquisition of control. Failure to make the relevant prior application would constitute a criminal offense.

State laws in the United States also require prior notices or regulatory agency approval of changes in control of an insurer or its holding company. The insurance laws of the domiciliary state provide that no corporation or other person except an authorized insurer may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the domiciliary state insurance commissioner. Any purchaser of 10% or more of our ordinary shares could become subject to such regulations and could be required to file certain notices and reports with the insurance commissioners of the domiciliary states of our operating companies.

U.S. persons who own our ordinary shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to Endurance Holdings and Endurance Bermuda, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our ordinary shares.

Endurance Holdings’ bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.

It may be difficult to enforce service of process and enforcement of judgments against us and our officers and directors.

Endurance Holdings is a Bermuda company and certain of its officers and directors are residents of jurisdictions outside the United States. A substantial portion of its assets and its officers and directors, at any one time, are or may be located in jurisdictions outside the United States. It may be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

We have been advised by Appleby, our Bermuda counsel, that there is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a United States judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules.

In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a United States federal securities law that is either penal or contrary to public policy. It is the advice of Appleby that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

Endurance Holdings and Endurance Bermuda are Bermuda companies and Endurance U.K. is an English company. Endurance Holdings, Endurance Bermuda and Endurance U.K. each intend to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code, regulations or court decisions, the Internal Revenue Service (‘‘IRS’’) might successfully contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are/is engaged in a trade or business in the United States. If Endurance Holdings, Endurance Bermuda and/or Endurance U.K. were engaged in a trade or business in the United States, and if Endurance U.K. or Endurance Bermuda were to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business were attributable to a ‘‘permanent establishment’’ in the United States (or in the case of Endurance Bermuda, with respect to investment income, arguably even if such income were not attributable to a ‘‘permanent establishment’’), Endurance Holdings, Endurance U.K. and/or Endurance Bermuda would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% ‘‘branch profits’’ tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.

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

We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2007. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2007 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See ‘‘Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Passive Foreign Investment Companies.’’

REGULATORY MATTERS

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

Bermuda

The Insurance Act 1978 of Bermuda and related regulations, as amended (the ‘‘Insurance Act’’), regulates the insurance business of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (‘‘BMA’’) under the Insurance Act. Endurance Bermuda is registered as a Class 4 insurer by the BMA; however, as a holding company, Endurance Holdings is not subject to Bermuda insurance regulations. Insurance, as well as reinsurance, is regulated under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether (a) it has fulfilled the minimum criteria with respect to the body corporate, (b) it has, or has available to it, adequate knowledge and expertise to operate an insurance business and (c) the premises intended to be used in the business are adequate for the conduct of the business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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

The BMA utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. We believe that the BMA’s risk based approach will not have a material impact on Endurance Bermuda’s operations. As part of the BMA’s risk based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3 and Class 4 insurers. The BMA has also recently adopted guidance notes, or the Guidance Notes, and statements of principles, or the Principles, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act. The BMA also intends to implement a code of conduct, or the Code of Conduct, in furtherance of the forgoing.

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

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda’s principal office is its executive offices in Pembroke, Bermuda. Michael J. McGuire has been appointed by the Board of Directors as Endurance Bermuda’s principal representative and has been approved by the BMA. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent or certain other events set forth in the Insurance Act. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio would be a reportable ‘‘event.’’

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

It should be noted, however, that the BMA is seeking to move closer to complying with the rules of the International Association of Insurance Supervisors Insurance by proposing that Class 4 insurers, such as Endurance Bermuda, file audited GAAP financial statements with the BMA to be published publicly. It is proposed that the audited GAAP financial statements be filed with the annual statutory financial return. Endurance Bermuda, along with most Class 4 insurers, has been requested by the BMA to voluntarily file its audited GAAP financials for the year ended December 31, 2007 with the BMA and provide the BMA with a release to make such statements publicly available. Endurance Bermuda intends to accommodate both requests.

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

The BMA has proposed amending the minimum solvency requirements for Class 4 insurers such as Endurance Bermuda as the BMA has determined that the current solvency margin calculation does not take account of the fact that certain lines or classes of business are inherently riskier than others. In an aim to ensure that maximum protection is afforded to policyholders, the BMA intends to introduce a risk-based capital model (Bermuda Solvency Capital Requirement or BSCR) as a tool to assist both in measuring risk and determining appropriate capitalization of an insurer. The BMA has stated its intent to propose to the Bermuda Government that formal legislation be adopted in the second quarter of 2008 to apply the BSCR standards to Class 4 insurers, to come into force for the year-end 2008 filings.

The BMA has recently required most Class 4 insurers including, Endurance Bermuda, to file the BSCR for its 2007 year-end.

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

Bermuda Statement of Principles

In June 2007, the BMA pursuant to section 2A of the Insurance Act introduced the Principles. The Principles relate to the BMA’s decisions on whether to register an entity, to cancel the registration of a registered entity, to impose conditions upon a registration, or to give certain directions to a registered entity. These Principles are of general application and seek to take account of the wide diversity of registered entities that may be licensed under the Insurance Act, as well as relevant institutional and market developments.

Code of Conduct

The BMA proposes to implement a Code of Conduct which will address the standards, duties and requirements that a registered person’s (which includes an insurer) internal policies and procedures must provide for in relation to matters such as corporate governance, risk assessment, risk and investment management, insurance activities and market conduct. The BMA will take into account whether a relevant insurer such as Endurance Bermuda complies with the Code of Conduct and as such is indeed conducting its business in a prudent manner as required under the Insurance Act. The BMA has published its proposed approach to the implementation of the Code of Conduct for registered persons on its website at www.bma.bm.

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

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003, and Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our ordinary shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is hereby given for the issue and subsequent transfer of any securities of a company from and/or to a non resident, for as long as any equity securities of the company remain so listed.

Notwithstanding the above general permission, the BMA has granted us permission to, subject to our ordinary or voting shares being listed on an appointed stock exchange, issue, grant, create, sell and transfer any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, collectively, the ‘‘Securities’’, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities (excluding, for the avoidance of doubt, our ordinary or voting shares) are listed on an appointed stock exchange.

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians or Permanent Resident Card (‘‘PRC’’) Holders) may not engage in any gainful occupation in Bermuda without a work permit issued by the Department of Immigration. Work permits may be granted or extended by the Bermuda Government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or PRC Holder) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda Government announced a policy that places six-year term limits on individuals’ work, with certain exemptions for key employees.

U.K. Regulation

General

On December 1, 2001, the Financial Services Authority (‘‘FSA’’) assumed its full powers and responsibilities as the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of regulated activities (including deposit taking, insurance, investment management and most other financial services business by way of business in the U.K.), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

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

Endurance U.K. has accordingly received authorization from the FSA to conduct the following additional regulated activities: arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. In both cases, those activities are restricted to non-investment insurance contracts.

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

In December 2004, the FSA prompted a market initiative in the United Kingdom insurance industry to resolve perceived problems resulting from contract uncertainty, which may exist where the full terms and conditions of a contract of insurance or reinsurance are not established at or before the time when the contract comes into force. The FSA’s stated preferred outcome was that a market solution should be produced which met the regulator’s main concerns, which were that policyholders should know precisely what protection they have bought; and that insurers, reinsurers and brokers should have a clearer view, at the time of inception of a contract of the relevant legal, fiduciary, operational and underwriting risks to which they are subject. On January 24, 2007, the FSA announced that the insurance industry had met the challenge laid down by the regulator to achieve a solution to contract certainty in the United Kingdom. Accordingly, the FSA does not, at present, intend to propose new rules to address the problem. However, the FSA also stated that contract certainty would continue to be a supervisory priority in 2007 and that, in those cases where it believes that firms have fallen behind the rest of the market in reducing the number of contracts that do not meet the market’s contract certainty standards, it would consider regulatory action to address this. This action might include increases in required regulatory capital or the commencement of enforcement action.

In December 2007, the FSA published its new Insurance Conduct of Business sourcebook (‘‘ICOBS’’) which sets out the standards of the requirements for general insurance firms on how they deal with their customers. The new general insurance regime came into effect on January 6, 2008 with firms being allowed a six month transitional period for implementation. All firms are expected to meet the requested standards by July 6, 2008. ICOBS continues the FSA’s move to more principles based regulation.

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

Solvency Requirements

The FSA’s General Prudential Sourcebook and Prudential Sourcebook for Insurers (together, the ‘‘Prudential Sourcebooks’’) require that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Prudential Sourcebooks, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Prudential Sourcebooks. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the E.U. Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required minimum margin of solvency of Endurance U.K.. Endurance U.K. continuously monitors its solvency capital position and maintains capital in excess of the required minimum margin of solvency. Each insurance company writing various classes of business is also required by the Prudential Sourcebooks to maintain equalization provisions calculated in accordance with the provisions of the Prudential Sourcebook for Insurers.

Insurers are required to calculate an Enhanced Capital Requirement (‘‘ECR’’) in addition to their required minimum solvency margin and to report it to the FSA (though the ECR is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance (‘‘ICG’’) regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA and has agreed with the FSA the bases and methodology for this calculation. This calculation is used along with other tools by the FSA to help establish the ICG. Endurance U.K. is currently calculating the ECR for December 31, 2007. Should Endurance U.K. not meet this test, additional capital may be required.

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

The European Commission, jointly with Member States, is carrying out a fundamental review of the regulatory capital regime of the insurance industry (the Solvency II project). Its objective is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. Endurance U.K. is monitoring the ongoing consultation following publication of the Solvency II Framework Directive.

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

Change of Control

The Financial Services Market Act (the ‘‘FSMA’’) regulates the acquisition of control of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired control of Endurance U.K.

Under the FSMA, any person proposing to acquire control over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person’s application to acquire control. In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such control and that the interests of consumers would not be threatened by such acquisition of control. Failure to make the relevant prior application could result in action being taken against the Company by the FSA.

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

U.S. Regulation

Endurance U.S. Reinsurance was organized under the laws of New York on September 5, 2002. On December 18, 2002, Endurance U.S. Reinsurance received a license to write certain lines of insurance and reinsurance business from the New York State Insurance Department. On August 1, 2005, Endurance U.S. Reinsurance acquired Endurance American Specialty Insurance Company, a Delaware insurance company, which transacts business on a surplus lines basis. On June 5, 2006, Endurance U.S. Reinsurance acquired Endurance American Insurance Company, a Delaware insurance company, which transacts business on an admitted basis. On June 8, 2007, Endurance U.S. Reinsurance acquired American Merchants Casualty Company, an Ohio insurance company, which transacts business on a surplus lines basis. On December 7, 2007, Endurance U.S. Holdings Corp. acquired American Agri-Business Insurance Company and ARMtech Insurance Services, Inc., each a Texas company. On January 30, 2008, Endurance Reinsurance Corporation of America completed its redomestication from New York to Delaware and is currently regulated by the Delaware Department of Insurance.

Insurance Holding Company Regulation of Endurance Holdings

Endurance Holdings and Endurance U.S. Holdings Corp., as parent companies of the Company’s U.S. operating companies, are subject to the insurance holding company laws of the States of Delaware, Texas and Ohio, the states in which the Company’s U.S. operating subsidiaries are organized and domiciled. These laws generally require, among other things, the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system involving the Company’s U.S. operating subsidiaries, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance regulator of the state in which the involved U.S. operating subsidiary is domiciled.

Changes of Control

Before a person can acquire control of a U.S. domestic insurer (or reinsurer), prior written approval must be obtained from the insurance commissioner of the state where the insurer (or reinsurer) is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer (or reinsurer), the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Endurance Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of Endurance Holdings’ U.S. operating subsidiaries, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable

State Insurance Regulation of the Company’s U.S. Operating Subsidiaries

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

State insurance authorities have broad regulatory powers with respect to various aspects of the business of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction. State insurance laws and regulations require Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business; and the operations of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech are subject to examination by those departments at any time. Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

Under Delaware, Texas and Ohio insurance laws, Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech may only pay dividends to their respective parent companies out of earned surplus. In Delaware, Texas and Ohio, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the applicable state insurance regulator, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.

In addition, the ability of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech to declare or pay any dividend, together with all dividends declared or distributed by it within the preceding twelve months, exceeds the greater of:

1.	Ten percent of its policyholders surplus as of the 31st day of December of the preceding year; or

2.	the statutory net income, not including realized capital gains for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding)

will be subject to the prior approval of the applicable state insurance regulator. Any dividend paid by Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech must first be paid to its parent company. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and American Merchants, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies

The dividend limitations imposed by Delaware, Texas and Ohio insurance laws is based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2007 of the Company’s U.S. operating subsidiaries, only American Merchants and ARMtech had earned surplus, and therefore, only American Merchants and ARMtech could declare or distribute a dividend in 2008 without prior regulatory approval.

Risk-Based Capital Regulations

The insurance laws of Delaware, Ohio and Texas require that insurers report their risk-based capital (‘‘RBC’’) based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The State insurance departments of Delaware, Ohio and Texas use the formula only as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the state insurance departments as to the use and publication of RBC data. The insurance departments of Delaware, Ohio and Texas have explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels.

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

Statutory accounting practices established by the NAIC and adopted, in part, by the Delaware, Ohio and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of Endurance Holdings’ U.S. insurance company subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends to their respective parent companies.

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

Certain United Kingdom Tax Considerations

Endurance U.K. is a company incorporated in the United Kingdom and is, therefore, resident in the United Kingdom for United Kingdom corporation tax purposes and will be subject to United Kingdom corporation tax on its worldwide profits. The current rate of United Kingdom corporation tax is generally 30% on profits of whatever description. The corporation tax rate will decrease to 28% effective April 1, 2008. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K.

Certain United States Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings and its operating subsidiaries in Bermuda, the United States and the United Kingdom and the ownership of our ordinary shares and Series A Preferred Shares.

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

United States Taxation of Endurance Holdings and its Operating Subsidiaries

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

Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty are Delaware corporations, American Merchants is an Ohio corporation and ARMtech is a Texas corporation. Each will be subject to taxation in the United States at regular corporate rates. Dividends paid by Endurance U.S. Holdings Corp. to Endurance Bermuda will be subject to U.S. withholding tax at the rate of 30%.

United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares

Shareholders Who Are U.S. Persons

Dividends.     Distributions with respect to ordinary shares and Series A Preferred Shares (including the payment of additional amounts, in the case of the Series A Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the ‘‘controlled foreign corporation,’’ ‘‘related person insurance income’’ and ‘‘passive foreign investment company’’ rules. These dividends should constitute

‘‘qualified dividend income’’ as defined in Section 1(h)(11)(B) of the Code and, thus, should be entitled to the 15% preferential federal income tax rate applicable to ‘‘qualified dividends’’ received before January 1, 2011 by certain shareholders (such as individuals), provided that certain holding period requirements are satisfied and certain other conditions are met, and provided further that we are not considered a PFIC.

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

Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.    Each ‘‘10% U.S. Shareholder’’ of a foreign corporation that is a Controlled Foreign Corporation (‘‘CFC’’) for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities, in such corporation on the last day, in such year, in which such corporation is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart F income is not distributed. A foreign corporation is considered a CFC if ‘‘10% U.S. Shareholders’’ own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. The Series A Preferred Shares should not be considered voting stock for purposes of determining whether a U.S. Person would be a ‘‘10% U.S. Shareholder’’ unless and until there exists a Nonpayment Event which triggers the Series A Preferred Shareholders’ right to elect two additional directors to the board of directors of Endurance Holdings. In such case, the Series A Preferred Shares should be treated as voting stock for as long as such right continues.

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

The Company had no outstanding, unresolved comments from the SEC staff at December 31, 2007.

Item 2.	Properties

The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom and several other jurisdictions sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2007, please see Note 11 — ‘‘Commitments and Contingencies’’ of our Audited Consolidated Financial Statements.

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

Market Information

Our ordinary shares are publicly traded on the New York Stock Exchange (‘‘NYSE’’) under the symbol ‘‘ENH.’’ The following table sets forth, for the fiscal quarters and periods indicated, the high and low sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2007
First quarter	$36.68	$33.35
Second quarter	$41.22	$35.08
Third quarter	$41.99	$36.94
Fourth quarter	$43.20	$37.60
2006
First quarter	$36.13	$30.69
Second quarter	32.77	29.83
Third quarter	35.38	29.80
Fourth quarter	37.89	34.45

Number of Holders of Ordinary Shares

The approximate number of record holders of our ordinary shares as of February 26, 2008 was 321, not including beneficial owners of shares registered in nominee or street name.

Dividends

We paid a quarterly dividend of $0.25 per ordinary share in each of the four quarters of 2007 and 2006. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2007, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $1,042 million. During 2007, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends. Endurance U.K. is currently completing statutory income (loss) statements for the year ended December 31, 2007. The Company does not expect Endurance U.K. to have material dividend capacity in 2008. As of December 31, 2007, Endurance U.S. Reinsurance, Endurance American, and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2008 without prior regulatory approval. As of December 31, 2007, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay $5.4 million and $6.3 million of dividends, respectively, without prior regulatory approval.

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

For a description of working capital restrictions and other limitations upon the payment of dividends, see ‘‘Item 1. Business — Regulatory Matters,’’ ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,’’ ‘‘Item 8. Financial Statements and Supplementary Data’’ and Note 17 to the Company’s Audited Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1 – October 31, 2007	324,400	$37.85	324,400	14,872,000
November 1 – November 30, 2007	3,438,818	39.13	3,438,818	11,433,182
December 1 – December 31, 2007	1,267,581	41.67	1,267,581	10,165,601
	5,030,799	$39.69	5,030,799	10,165,601

(1)	Ordinary shares or share equivalents.
(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. Under this program, the Company may repurchase up to a total of 18,000,000 of its ordinary shares and share equivalents. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information for the years ended and as of the dates indicated. As described in Note 1 to our Audited Consolidated Financial Statements included elsewhere in the Company’s Annual Report on Form 10-K, our Audited Consolidated Financial Statements include the accounts of Endurance Holdings, Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants (since June 8, 2007) and ARMtech (since December 7, 2007).

We derived the following selected consolidated financials for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information along with the information contained in the Company’s Annual Report on Form 10-K, including ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31,	2007	2006	2005	2004	2003
	(U.S. dollars in thousands, except for per share amounts)
Selected Income Statement Data:
Gross premiums written(a)	$1,781,115	$1,789,642	$1,668,877	$1,711,357	$1,601,997
Net premiums written(b)	1,574,975	1,585,564	1,619,349	1,697,020	1,597,844
Net premiums earned	1,594,800	1,638,574	1,723,694	1,632,600	1,173,947
Net investment income	281,276	257,449	180,451	122,059	71,010
Net realized investment losses	(18,302)	(20,342)	(8,244)	6,130	5,718
Net losses and loss expenses	749,081	827,630	1,650,943	937,330	663,696
Acquisition expenses	307,576	317,489	331,309	329,784	230,549
General and administrative expenses	217,269	190,373	146,419	133,725	100,657
Net income (loss)	521,107	498,126	(220,484)	355,584	263,437
Preferred Dividends	15,500	15,500	2,720	—	—
Net income (loss) available to common shareholders	505,607	482,626	(223,204)	355,584	263,437
Per Share Data:
Dividends declared and paid per common share	$1.00	$1.00	$1.00	$0.81	$0.32
Basic earnings (loss) per common share	$7.82	$7.26	($3.60)	$5.66	$4.19
Diluted earnings (loss) per common share	$7.17	$6.73	($3.60)	$5.28	$4.00
Weighted average number of common shares outstanding:
Basic	64,697	66,436	62,029	62,781	62,933
Diluted	70,540	71,755	62,029	67,283	65,900

As of December 31,	2007	2006	2005	2004	2003
	(U.S. dollars in thousands)
Selected Balance Sheet Data:
Cash and investments	$5,586,189	$5,515,044	$4,953,237	$3,940,353	$2,674,232
Total assets	7,270,727	6,925,554	6,348,407	5,224,398	3,458,518
Reserve for losses and loss expenses	2,892,224	2,701,686	2,603,590	1,549,661	833,158
Reserve for unearned premiums	855,085	843,202	803,629	897,605	824,685
Debt	448,753	447,172	447,092	391,280	103,029
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	—	—
Total shareholders’ equity	2,512,259	2,297,874	1,872,543	1,862,455	1,644,815
Per Share Data:
Book value per common share(c)	$38.94	$31.45	$25.18	$30.30	$25.68
Diluted book value per common share(d)	$35.05	$28.87	$23.17	$27.91	$24.03

Selected Ratios (based on U.S. GAAP income statement data):
For the years ended December 31,	2007	2006	2005
Net loss ratio(e)	47.0%	50.5%	95.8%
Acquisition expense ratio(f)	19.3%	19.4%	19.2%
General and administrative expense ratio(g)	13.6%	11.6%	8.5%
Combined ratio(h)	79.9%	81.5%	123.5%

(a)	Gross premiums written for the year ended December 31, 2003 included $400.3 million of gross premiums acquired in the HartRe transaction.
(b)	Net premiums written for the year ended December 31, 2003 included $400.3 million of net premiums acquired in the HartRe transaction.

(c)	Book value per share is a non-GAAP measure based on total shareholders’ equity divided by basic common shares outstanding of 59,383,755 at December 31, 2007, 66,701,712 at December 31, 2006, 66,412,937 at December 31, 2005, 61,472,808 at December 31, 2004, and 64,046,776 at December 31, 2003. Common shares outstanding include 138,756 vested restricted share units for purposes of the December 31, 2007 book value per share calculation.
(d)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 65,978,030 at December 31, 2007, 72,654,109 at December 31, 2006, 72,172,980 at December 31, 2005, 66,729,185 at December 31, 2004, and 68,444,576 at December 31, 2003. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.
(e)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.
(f)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.
(g)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(h)	The combined ratio is the sum of the loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the ‘‘Risk Factors’’ set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has seven wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), domiciled in Bermuda;

•	Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), domiciled in England;

•	Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), domiciled in Delaware;

•	Endurance American Insurance Company (‘‘Endurance American’’), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (‘‘Endurance American Specialty’’), domiciled in Delaware;

•	American Merchants Casualty Company (‘‘American Merchants’’), domiciled in Ohio; and

•	American Agri-Business Insurance Company, managed by ARMtech Insurance Services, Inc. (collectively ‘‘ARMtech’’), both domiciled in Texas.

Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the ‘‘Company’’.

The Company writes specialty lines of property and casualty insurance and reinsurance on a global basis, and seeks to create a portfolio of specialty lines of business that are profitable and have limited correlation with one another. The Company’s portfolio of specialty lines of business is organized into two business segments, Insurance and Reinsurance.

In the Insurance segment, the Company writes property, casualty, agriculture, healthcare liability, workers’ compensation and professional lines insurance. In the Reinsurance segment, the Company writes casualty, property, catastrophe, agriculture, marine, aerospace and surety and other specialty reinsurance.

The Company’s Insurance and Reinsurance segments both include property related coverages which provide insurance or reinsurance of an insurable interest in tangible property for property loss, damage or loss of use. In addition, the Company’s Insurance and Reinsurance segments include various casualty insurance and reinsurance coverages, which are primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting from such injuries.

Business and Accounting Factors

The Company’s results of operations are affected by the following business and accounting factors:

Revenues.    The Company derives its revenues primarily from premiums from its insurance policies and reinsurance contracts. The premiums the Company charges for the risks assumed are priced based on many assumptions and are a function of the amount and type of policies and contracts the Company writes as well as prevailing market prices and in the case of agricultural insurance contracts, federally mandated pricing. The Company prices these risks before its ultimate costs are known, which may extend many years into the future.

The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised primarily of fixed maturity investments that are held as available for sale. In accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’), these investments are carried at fair market value and unrealized gains and losses on the Company’s investments are excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity.

Expenses.    The Company’s expenses consist primarily of losses and loss expenses, acquisition expenses, interest expense, amortization of intangible assets and general and administrative expenses. Losses and loss expenses are estimated by management and reflect its best estimate of ultimate losses and loss adjustment costs arising during the current reporting period and revisions of prior period estimates. The Company records losses and loss expenses based on an actuarial analysis of the estimated losses the Company expects to be reported on policies and contracts written. The ultimate losses and loss expenses will depend on the actual costs to settle claims. Acquisition expenses consist principally of commissions and brokerage expenses that are typically a percentage of the premiums on insurance policies or reinsurance contracts written. General and administrative expenses consist primarily of personnel expenses and general operating expenses.

Marketplace Conditions and Trends.    During 2007, the property markets that the Company operates in, which were impacted by the large industry losses in 2005, have become more competitive, with pricing generally falling. In 2008 the Company expects to experience continued competition in certain of its catastrophe-exposed and non-catastrophe-exposed lines of business. This increased competition is primarily expected to emerge as a result of the increased levels of capital held by companies that compete with Endurance, which will increase the supply of insurance and reinsurance available in the market place. This shift has the potential to produce a mismatch between the supply and demand for insurance and reinsurance products and may result in price reductions for some of our products. Competition has increased across all lines of business, and we expect to experience a declining pricing environment. However, the Company continues to see the opportunity to provide needed underwriting capacity at what the Company believes are appropriate rates, terms and conditions.

At this time, the Company cannot predict with any reasonable certainty whether and to what extent current marketplace conditions and trends will persist in the future.

Critical Accounting Estimates

The Company’s consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values and related disclosures. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on the Company’s consolidated results of operations or financial condition.

If factors such as those described in the ‘‘Risk Factors’’ section in this Annual Report on Form 10-K cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on the Company’s results of operations and financial condition and liquidity.

Management believes that the following critical accounting policies affect significant estimates used in the preparation of its consolidated financial statements.

Premiums.    The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies are written on a losses occurring or claims made basis during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured basis adjusts. Accordingly, we monitor the underlying insured basis and record additional or return premiums in the period in which amounts are reasonably determinable. Insurance premiums written accounted for 42%, 32%, and 25% of the Company’s gross premiums written during the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the terms of the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 32%, 33%, and 33% of the Company’s gross premiums written during the years ended December 31, 2007, 2006 and 2005, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 26%, 35%, and 42% of the Company’s gross premiums written during the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to determining the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 31%,

36%, and 39% of the Company’s gross premiums written during the years ended December 31, 2007, 2006 and 2005, respectively. For proportional reinsurance contracts, the Company estimates premium, commissions and related expenses based on broker and ceding company estimates. In addition to ceding company estimates, the Company also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:

•	the ceding company’s historical premium versus projected premium;

•	the ceding company’s history of providing accurate estimates;

•	anticipated changes in the marketplace and the ceding company’s competitive position therein;

•	reported premiums to date; and

•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.

Proportional reinsurance contracts accounted for approximately 27%, 32%, and 36% of the Company’s gross premiums written during the years ended December 31, 2007, 2006 and 2005, respectively.

Premiums on the Company’s excess of loss and proportional reinsurance contracts are estimated by management at the time the business is underwritten. Accordingly, this is the amount the Company records as written premium in the period the contracts incept. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the original premium estimates and any adjustment to these estimates is recorded in the period in which it becomes known. The Company has not historically experienced material adjustments to its initial premium estimates for its excess of loss reinsurance contracts. For proportional contracts, as is customary in the reinsurance market, there is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company to the Company, either directly or through a reinsurance intermediary. This time lag can vary from one to several months or calendar quarters. In addition, uncertainty in premium estimates arises due to changes in renewal rates or rate of new business acceptances by the cedant insurance companies and changes in the rates being charged by cedants. Changes to original premium estimates for proportional contracts could be material and such adjustments may directly and significantly impact earnings in the period they are determined because the subject premium may be fully or substantially earned.

The Company’s limited historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 10% variation in the Company’s proportional premiums receivable, net as of December 31, 2007, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $4.3 million on the Company’s net income (loss).

The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheet as of December 31, 2007:

Classes of Coverages	Casualty	Property	Agriculture	Aerospace	Surety and Other Specialty	Total
	(U.S. dollars in thousands)
Proportional premiums receivable, net	$48,500	$52,500	$105,600	$24,700	$43,200	$274,500

A portion of the Company’s assumed proportional reinsurance agreements contain occurrence limitations or loss sensitive provisions, such as adjustable or sliding scale commissions, that may impact the ultimate amounts paid to or received from ceding companies based on loss experience. In some loss scenarios, these features would result in the ceding company’s results not being proportional to the Company’s results from the proportional agreement, and such differences may be meaningful.

The Company evaluates these contracts on an individual basis in accordance with the provisions of Statement of Financial Accounting Standards No. 113 — ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS No. 113’’).

For the year ended December 31, 2007, the Company entered into a small number of reinsurance contracts that did not fall within the criteria for reinsurance accounting under SFAS No. 113. The Company has accounted for these contracts by the deposit method of accounting specified by Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.’’ Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses. Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net other underwriting income (loss) over the estimated claim settlement period while income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as net other underwriting income (loss) over the contract risk period.

Although management has determined that accounting for these contracts as deposits is the most appropriate treatment, the Company considers the risk of loss resulting from any one of these contracts to be more than remote, and such loss could be material. For the years ended December 31, 2007, 2006 and 2005, the Company recorded deposit accounting adjustments to gross premiums written of $28.6 million, $159.0 million, and $143.3 million, respectively, associated with contracts not qualifying for reinsurance accounting treatment as noted above.

Reserve for Losses and Loss Expenses.    The Company’s reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as ‘‘IBNR reserves’’). Case reserves are established for losses that have been reported to us, but not yet paid. IBNR reserves represent the estimated ultimate cost of events or conditions that have not been reported to or specifically identified by the Company, but have occurred. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds and consultations with independent legal counsel. In addition, IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate losses and loss expenses.

Under U.S. GAAP, the Company is not permitted to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding companies or insureds as a result of the event, its estimate of the potential losses incurred, and its estimate of the portion of such loss the Company has insured or reinsured. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial. See ‘‘Reserve for Losses and Loss Expenses’’ below for further discussion.

The Company’s loss and loss expense reserves are reviewed regularly, and adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new loss and loss expense reserves or the adjustment of previously recorded loss and loss expense reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and it is possible that losses and loss expenses will be higher or lower than the total reserve for losses and loss expenses recorded by the Company.

Information Used in Determining the Reserve for Losses and Loss Expenses.    In order to estimate the Company’s reserve for losses and loss expenses, management uses information either developed from internal or independent external sources, or pricing information created by the Company or provided to the Company by insureds and brokers at the time individual contracts and policies are bound. In addition, we use commercially available risk analysis models, contract by contract review by our underwriting teams and, to a limited extent, overall market share assumptions to estimate our loss and loss expense reserves related to specific loss events.

Actuarial Methods Used to Estimate Loss and Loss Expense Reserves.    When the applicable information has been obtained, the Company uses a variety of actuarial methods to estimate the ultimate losses and loss expenses incurred by the Company in connection with business it has underwritten and thus, the applicable reserve for losses and loss expenses. One actuarial method used by the Company to estimate its reserve for losses and loss expenses is the expected loss ratio approach, which is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). Another actuarial method used by the Company is known as the Bornhuetter-Ferguson method. The Bornhuetter-Ferguson method uses an initial loss estimate (expected loss technique) for each underwriting quarter by business line and type of contract. The portion of the initial loss estimate that is the IBNR reserve is then reduced in each subsequent quarter by the losses reported for that business segment during that quarter. Over time, the IBNR reserve will be reduced and will be replaced with the actual losses reported to the Company or, if losses do not develop as expected, reserves for those losses are reduced with the amounts by which reserves are reduced then reflected in net income (loss). Management uses these multiple actuarial methods, supplemented with its own professional judgment, to establish its best estimate of reserves for losses and loss expenses.

The information gathered by the Company and the actuarial analyses performed on the gathered information is used to develop individual point estimates of carried loss and loss expense reserves for each of the Company’s business segments and underlying lines of business. These individual point estimates are then aggregated along with actual losses reported to reach the total reserve for losses and loss expenses carried in the Company’s consolidated financial statements. All of the Company’s loss reserving is currently performed on a point estimate basis. The Company does not utilize range estimation in its loss reserving process.

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a ‘‘short,’’ ‘‘long’’ or ‘‘other’’ tail pattern. As the Company has accumulated its own loss reserve history, it has determined it is more appropriate to incorporate the Company’s actual loss experience. As of 2006, the Company determined that its own loss development history in relation to its short tail and other lines of business had reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of buinsess. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the short tail and other lines of business in its Reinsurance and Insurance segments for the year ended December 31, 2007. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves for its long tail and certain other lines of business in both its Insurance and Reinsurance segments.

Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves.    The most significant assumptions used as of December 31, 2007 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:

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

The above four assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that these assumptions represent a realistic and appropriate basis for estimating the reserve for losses and loss expenses.

Factors Creating Uncertainty in the Estimation of the Reserve for Losses and Loss Expenses.    While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for losses and loss expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, including the Company’s casualty, property, catastrophe, aerospace and surety and other specialty lines in the Reinsurance segment and the Company’s casualty and professional lines in the Insurance segment, which are discussed in detail below. In addition, the Company’s Reinsurance segment is subject to additional factors which add to the uncertainty of estimating loss and loss expense reserves. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating loss and loss expense reserves.

The aspects of the Company’s casualty line in the Reinsurance segment and the casualty and professional lines in the Insurance segment that complicate the process of estimating loss reseves include the lack of long-term historical data for losses of the same type intended to be covered by the policies and contracts written by the Company and the expectation that a portion of losses in excess of the Company’s attachment levels in many of its contracts will be low in frequency and high in severity, limiting the usefulness of claims experience of other insurers and reinsurers for similar claims. In addition, the portion of the Company’s casualty line in its Insurance segment which is underwritten in Bermuda includes policy forms that vary from more traditional policy forms. The primary difference in the casualty policy form used by Endurance Bermuda from more traditional policy forms relates to the coverage being provided on an occurrence reported basis instead of the typical occurrence or claims-made basis used in traditional policy forms. The occurrence reported policy forms typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period.

The inherent uncertainty of estimating the Company’s loss and loss expense reserves for its Reinsurance segment increases principally due to

(i)	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company,

(ii)	the differing reserving practices among ceding companies,

(iii)	the diversity of loss development patterns among different types of reinsurance treaties or contracts, and

(iv)	the Company’s need to rely on its ceding companies for loss information.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2007, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2007, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.

The Company assumes in its loss and loss expense reserving process that, on average, the time periods between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as catastrophe, to many years for some casualty lines of business. For the Company’s Reinsurance business segment, due to ceding company and reinsurance intermediary reporting frequency, the time period is generally longer than for its Insurance segment, resulting in a reliance by the Company for a longer period of time on its actuarial estimates of loss and loss expense reserves. To the extent that actual reported losses are reported more quickly than expected, the Company may adjust upward its estimate of ultimate loss and to the extent that actual reported losses are reported more slowly than expected, the Company may reduce its estimate of ultimate loss.

Potential Volatility in the Reserve for Losses and Loss Expenses.    In addition to the factors creating uncertainty in the Company’s estimate of loss and loss expense reserves, the Company’s estimated reserve for losses and loss expenses can change over time because of unexpected changes in the external environment. Potential changing external factors include:

•	changes in the inflation rate for goods and services related to the covered damages;

•	changes in the general economic environment that could cause unanticipated changes in claim frequency or severity;

•	changes in the litigation environment regarding the representation of plaintiffs and potential plaintiffs;

•	changes in the judicial and/or arbitration environment regarding the interpretation of policy and contract provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of claims;

•	changes in the social environment regarding the general attitude of juries in the determination of liability and damages;

•	changes in the legislative environment regarding the definition of damages;

•	new types of injuries caused by new types of injurious activities or exposures; and

•	in the case of assumed reinsurance, changes in ceding company case reserving and reporting patterns.

The Company’s estimates of reserves for losses and loss expenses can also change over time because of changes in internal company operations. Potential changing internal factors include:

•	alterations in claims handling procedures;

•	growth in new lines of business where exposure and loss development patterns are not well established; or

•	changes in the quality of risk selection or pricing in the underwriting process.

Due to the inherent complexity of the assumptions used in establishing the Company’s loss and loss expense reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future. For an illustration of the effect of a 10% change in the Company’s two key inputs used in determining its loss and loss expense reserves — the expected loss ratio and the expected loss reporting pattern — please see ‘‘Reserve for Losses and Loss Expenses’’ below.

Investments.    The Company currently classifies all of its fixed maturity investments and short-term investments as ‘‘available for sale’’ and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is estimated using quoted market prices or dealer quotes. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, which results in future cash flows being used to determine current book value.

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ and Financial Statement of Position (‘‘FSP’’) 115-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’’ the Company periodically reviews its fixed maturity investments and short-term investments to determine whether a decline in the fair value below the amortized cost basis is other-than-temporary. If such a decline in the fair value is judged to be other-than-temporary, the Company would write-down the investment to fair value, thereby establishing a new cost basis. The amount of the write-down is charged to income as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value.

Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying amounts of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends.

Deferred Tax Assets.    We provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ and Financial Interpretation No. 48, ‘‘Accounting for Uncertain Tax Positions’’ for Endurance Reinsurance, Endurance American, Endurance American Specialty, American Merchants, ARMtech and Endurance U.K., which are our subsidiaries operating in income tax paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in our assumptions and resulting estimates could be material and have an adverse impact on our financial results of operations and liquidity. Any such differences are recorded in the period in which they become known.

Reclassifications.    Certain comparative information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements.    See note 2(q), ‘‘Summary of Significant Accounting Policies — Recent Accounting Pronouncements,’’ of the notes accompanying our consolidated financial statements.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,781,115	$1,789,642	$1,668,877
Ceded premiums written	(206,140)	(204,078)	(49,528)
Net premiums written	1,574,975	1,585,564	1,619,349
Net premiums earned	1,594,800	1,638,574	1,723,694
Net investment income	281,276	257,449	180,451
Net realized investment losses	(18,302)	(20,342)	(8,244)
Other underwriting income (loss)	1,602	1,390	(4,818)
Total revenues	$1,859,376	$1,877,071	$1,891,083
Expenses
Net losses and loss expenses	$749,081	$827,630	$1,650,943
Acquisition expenses	307,576	317,489	331,309
General and administrative expenses	217,269	190,373	146,419
Amortization of intangibles	5,286	4,600	4,694
Net foreign exchange losses (gains)	7,970	(21,021)	5,140
Interest expense	30,125	30,041	24,210
Income tax expense (benefit)	20,962	29,833	(51,148)
Total expenses	$1,338,269	$1,378,945	$2,111,567
Net income (loss)	$521,107	$498,126	$(220,484)
Ratios
Net loss ratio	47.0%	50.5%	95.8%
Acquisition expense ratio	19.3%	19.4%	19.2%
General and administrative expense ratio	13.6%	11.6%	8.5%
Combined ratio	79.9%	81.5%	123.5%

Premiums

Gross premiums written decreased slightly in 2007 compared to 2006 primarily due to declines in the Company’s Reinsurance segment partially offset by growth in the Company’s Insurance segment. Gross premiums written increased in 2006 compared to 2005 primarily from growth in the Company’s Insurance segment partially offset by a modest decline in gross premiums written in the Reinsurance segment.

Ceded premiums written continued to increase in 2007 from 2006 and 2005 as the Company expanded its risk management strategy to encompass the use of more reinsurance to manage its aggregate exposures due to the continued expansion of the Company’s Insurance segment.

Net premiums earned declined in 2007 compared to 2006 consistent with declines in premiums written year over year. Excluding $46.1 million of reinstatement premiums recorded in 2005 related to Hurricanes Katrina, Rita and Wilma (the ‘‘2005 Hurricanes’’), net premiums earned in 2006 were relatively consistent with 2005.

The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(U.S. dollars in thousands)
United States	$1,273,432	$1,217,321	$1,032,511
Worldwide	301,650	462,731	479,522
Europe	160,786	186,704	170,840
Japan	18,110	19,505	22,014
Canada	14,152	15,087	21,886
Other	41,540	47,286	85,395
Deposit Accounting(1)	(28,555)	(158,992)	(143,291)
Total gross premiums written	$1,781,115	$1,789,642	$1,668,877

(1)	Reconciles the Company’s gross premiums written to the Company’s financial statement presentation.

Net Investment Income

Net investment income increased in 2007 compared to 2006 and 2005 principally due to a 1.3% increase in 2007 in cash and cash equivalents and investments over 2006 and a 12.8% increase in 2007 in cash and cash equivalents and investments over 2005. In addition, net investment income increased as a result of an increase in book yield resulting from higher reinvestment rates during 2007 than those available in 2006 and 2005. The increase in cash and cash equivalents and investments since 2005 resulted from positive net operating cash flows in 2007 and 2006, partially offset by cash used to purchase the Company’s own stock and other investing and financing activities undertaken during the periods. Investment expenses, including investment management fees, for 2007 were $9.5 million compared to $8.2 million in 2006 and $6.6 million in 2005. The increase in investment expenses was primarily a result of the increase in investment balances and a shift in the composition of the investment portfolio during 2007.

The annualized net earned yield (which is the actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets), total return of the investment portfolio (which includes realized and unrealized gains and losses), market yield (which is the internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows) for the years ended December 31, 2007, 2006 and 2005 and portfolio duration as of December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Annualized net earned yield	5.06%	4.88%	4.04%
Total return on investment portfolio	6.57%	5.58%	2.07%
Market yield(1)	5.03%	5.33%	4.93%
Portfolio duration(1)	2.87	2.55	2.90

(1)	Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.

During 2007, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 200 basis points range, with a high of 5.21% and a low of 3.21%. The Company invested portions of its operating cash flows of $480.5 million in 2007 while decreasing U.S. government and agency exposures from prior years and increasing its allocations to non-government fixed income sectors and investments in other ventures. The duration of the fixed income portfolio increased in the second quarter of 2007 prior to rates beginning to decline as the economy in the U.S. showed signs of weakness.

Net Realized Investment Gains (Losses)

Our investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains or losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for December 31, 2007 were $3,112.8 million compared to $1,819.6 million at December 31, 2006. Realized investment gains or losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(U.S. dollars in thousands)
Gross realized gains	$11,658	$5,829	$8,646
Gross realized losses excluding other-than-temporary impairments	(12,630)	(12,807)	(16,890)
Other-than-temporary impairment losses	(17,330)	(13,364)	—
Net realized investment losses	$(18,302)	$(20,342)	$(8,244)

During 2007 and 2006, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment. Consequently, the cost of such securities was written down to fair value, and the Company recognized a realized loss on these securities in the current year.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For 2007 and 2006 compared to 2005, the Company’s net loss ratio was favorably impacted by both the absence of major catastrophes and lower than expected loss emergence related to prior periods. For 2005, the Company’s net loss ratio was adversely impacted by the damage caused by hurricanes striking the southeastern United States. Partially offsetting the adverse impact of the hurricanes in 2005 was loss emergence related to prior accident years that was lower than expected, resulting in the reserves held by the Company for those accident years being moderately redundant. During 2007, 2006 and 2005, the Company’s previously estimated ultimate losses for prior accident years were reduced by $159.4 million, $57.7 million, and $162.5, respectively. The overall net reduction in the Company’s estimated losses for prior accident years experienced in the current year was most significantly realized in the Company’s short and long tail lines of the Insurance segment and the short tail line of the Reinsurance segment.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. As a result of the incorporation of the Company’s own loss reporting patterns and loss history related to its short tail business, including catastrophe reinsurance and property insurance and reinsurance business lines, the Company would expect its prior year loss reserve development and adjustments for short tail business to be less than recorded in prior years. Reserve adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See ‘‘Reserve for Losses and Loss Expenses’’ below for further discussion.

Acquisition Expenses

The acquisition expense ratio for 2007 was consistent with the 2006 and 2005 ratios.

General and Administrative Expenses

The Company’s general and administrative expense ratio for 2007 increased as compared to 2006 and 2005 primarily due to the growth and development of the Company’s U.S. operations related to the Insurance segment beginning late in 2005. At December 31, 2007, the Company had a total of 709 employees, including 189 employees acquired through the acquisition of ARMtech, as compared to 481 employees at December 31, 2006.

Net Income

The Company produced net income of $521.1 million in 2007 compared to $498.1 million in 2006 and a net loss of ($220.5) million in 2005. The increase in net income for 2007 compared to 2006 was due to the absence of catastrophe events outside of Europe, favorable development in reserves related to prior years and strong investment performance partially offset by a modest decline in premiums earned by the Company. The increase in net income in 2006 compared to 2005 was due to the absence of catastrophic events in 2006, the growth of the Company’s premiums, favorable underwriting margins in the Company’s catastrophe exposed business lines and strong investment performance.

Underwriting Results by Business Segment

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments — Insurance and Reinsurance.

Management measures the Company’s results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by business segments are allocated directly. Remaining expenses, including corporate expenses, are allocated based primarily on each business segment’s proportional share of premiums.

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written.

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$741,556	$576,745	$421,431
Ceded premiums written	(189,586)	(160,108)	(33,778)
Net premiums written	551,970	416,637	387,653
Net premiums earned	502,082	371,762	364,175
Expenses
Net losses and loss expenses	290,213	252,310	343,577
Acquisition expenses	72,044	32,528	27,483
General and administrative expenses	89,996	49,524	35,987
	452,253	334,362	407,047
Underwriting income (loss)	$49,829	$37,400	$(42,872)
Ratios
Net loss ratio	57.8%	67.9%	94.3%
Acquisition expense ratio	14.4%	8.7%	7.6%
General and administrative expense ratio	17.9%	13.3%	9.9%
Combined ratio	90.1%	89.9%	111.8%

Premiums.    Gross premiums written in the Insurance segment increased in 2007 by 28.6% over 2006 and 76.0% over 2005 gross premiums written. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007		2006		2005
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$134,161	$47,905	$173,292	$61,290	$112,736	$91,774
Casualty	125,124	77,188	128,933	89,817	129,951	117,043
Healthcare Liability	92,361	92,361	106,988	106,988	117,120	117,120
Workers’ Compensation	262,228	238,369	93,779	86,867	—	—
Agriculture	42,242	21,115	—	—	—	—
Professional Lines	85,440	75,032	73,753	71,675	61,624	61,716
Total	$741,556	$551,970	$576,745	$416,637	$421,431	$387,653

The increase in the Insurance segment gross premiums written in 2007 compared to 2006 and 2005 was primarily a result of growth in the Company’s U.S. insurance operations, including the continued growth of a specialized and targeted workers’ compensation portfolio. The increase in the Insurance segment gross premiums written was also a result of the acquisition of ARMtech in December of 2007, which contributed $42.2 million of gross premiums written in 2007.

During 2006, this segment benefited from strong pricing in the property line following the large hurricane losses experienced by the industry in 2005. These increases were partially offset by declines in the casualty and healthcare liability business lines from 2005 to 2006 due to increased pricing pressures, competition and excess capacity, which resulted in business being declined by the Company due to rates or terms which did not meet the Company’s underwriting standards.

Ceded premiums written by the Company in the Insurance segment increased in 2007 compared to 2006 and 2005 because of increased cessions to third party reinsurers associated with increased gross premiums written, principally in the workers’ compensation and agriculture lines. The Company expects to continue to use such third party reinsurance in relation to its U.S. insurance operations as a means of managing its aggregate risk exposures. In 2006, the Company acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (‘‘Shackleton’’) in order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events. For more information on the Company’s cessions to Shackleton, see the ‘‘Ceded Reinsurance’’ section below.

The net premiums earned by the Company in the Insurance segment in 2007 also increased compared to 2006 and 2006 as compared to 2005, although not as quickly as gross premiums written increased in 2007 and 2006, due to the continued earning of gross premiums written in prior periods, offset by the effects of increased ceded premiums written. The Company expects net premiums earned to be impacted by the increases in premiums ceded as discussed above.

Net Losses and Loss Expenses.    The net loss ratio in the Company’s Insurance segment in 2007 compared to 2006 and 2005 reflected the favorable development of prior year loss reserves in the current year. During 2007, the Company’s previously estimated losses and loss expense reserve for the Insurance segment for prior accident years were reduced by $80.4 million as compared to reductions of $54.4 million and $58.0 million for the years ended December 31, 2006 and 2005, respectively. Of the lines of business in the Company’s Insurance segment, the Company’s long tail lines experienced the largest net reductions in the Company’s estimated losses for prior accident years in 2007, 2006 and 2005 as claims have not materialized as originally estimated by the company.

Acquisition Expenses.    The Company’s acquisition expenses in the Insurance segment increased in 2007 as compared to 2006 and 2005. The primary reason for the increase in 2007 as compared to 2006 and 2005 was higher commissions associated with the workers’ compensation business, for which gross premiums written grew substantially in 2007, relative to other lower expense businesses such as professional lines and healthcare liability.

General and Administrative Expenses.    The increase in general and administrative expenses in the Insurance segment in 2007 as compared to 2006, and 2006 compared to 2005, resulted from expenditures related to the expansion of the Company’s U.S. insurance operations beginning in the second half of 2005. As the gross premiums written by the U.S. insurance operations continue to increase and the related expansion costs stabilize, the Company expects that the general and administrative expense ratio will correspondingly become more stable.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,068,114	$1,371,889	$1,390,737
Ceded premiums written	(16,554)	(43,970)	(15,750)
Net premiums written	1,051,560	1,327,919	1,374,987
Net premiums earned	1,159,261	1,447,167	1,439,267
Expenses
Net losses and loss expenses	502,804	696,962	1,368,284
Acquisition expenses	255,091	341,194	327,236
General and administrative expenses	127,273	140,849	110,432
	885,168	1,179,005	1,805,952
Underwriting income (loss)	$274,093	$268,162	$(366,685)
Ratios
Loss ratio	43.4%	48.2%	95.1%
Acquisition expense ratio	22.0%	23.6%	22.7%
General and administrative expense ratio	11.0%	9.7%	7.7%
Combined ratio	76.4%	81.5%	125.5%

Premiums.    Gross premiums written in the Reinsurance segment decreased in 2007 by 22.1% over 2006 and 23.2% over 2005 gross premiums written. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007		2006		2005
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$201,032	$200,385	$400,111	$396,663	$385,604	$380,303
Property	228,796	230,211	318,883	310,795	361,859	360,517
Catastrophe	345,187	332,428	291,755	270,126	300,892	297,027
Agriculture	131,325	129,337	107,104	106,262	33,035	33,035
Marine	53,231	52,602	103,387	100,120	118,976	118,976
Aerospace	39,651	38,011	76,816	73,466	120,501	120,501
Surety and Other Specialty	68,892	68,586	73,833	70,487	69,870	64,628
Total	$1,068,114	$1,051,560	$1,371,889	$1,327,919	$1,390,737	$1,374,987

The decrease in 2007 gross premiums written was primarily due to the non-renewal of certain international property and casualty accounts that no longer met the Company’s underwriting standards, as well as from the absence of positive premium adjustments and policy extension premiums associated with workers’ compensation business, the majority of which, beginning in the second quarter of 2006 was written as direct insurance and therefore recorded in the Insurance segment. In addition, the Company exited the offshore energy business and non-renewed certain aviation exposures during 2007.

Gross premiums written in the Reinsurance segment during 2006 compared to 2005 was relatively consistent with a modest decrease in total premiums primarily due to decreased premium writings in the property and aerospace lines.

Ceded premiums written by the Company in the Reinsurance segment decreased in 2007 as compared to 2006 as the Company did not renew certain industry loss warranties purchased in 2006. Ceded premiums written increased in 2006 as compared to 2005 due to the Company purchasing certain industry loss warranties to reduce its overall catastrophe exposure within the U.S., and acquiring $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton in order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events. For more information on the Company’s cessions to Shackleton, see the ‘‘Ceded Reinsurance’’ section below.

Net premiums earned by the Company in 2007 in the Reinsurance segment decreased compared to 2006 due to the lower levels of total premiums written. Net premiums earned increased in 2006 compared to 2005 due to the continued earning of gross premiums written by the Company in prior years as well as premium adjustments recorded in 2006.

Net Losses and Loss Expenses.    The low level of losses and loss expenses in the Company’s Reinsurance segment in 2007 and 2006 as compared to 2005 reflected the low catastrophic loss activity, specifically outside of Europe, in the current year, while the higher losses and loss expenses in 2005 resulted principally from the significant U.S. hurricane activity occurring in that year. In each year, the Company experienced favorable loss reserve development from prior years in its Reinsurance segment, with the majority of the current year favorable loss reserve development emanating from this segment’s short tail lines. During 2007, 2006 and 2005, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $74.4 million, $5.0 million and $104.5 million, respectively. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company.

Acquisition Expenses.    The Company’s acquisition expense ratio in the Reinsurance segment decreased for 2007 as compared to 2006 due to growth in catastrophe and agriculture lines with typically lower associated acquisition expenses as compared to other property and casualty businesses, which are often written on a quota share basis. The acquisition expense ratio for 2006 increased compared to 2005 due to increased profit commissions paid to ceding companies as a result of lower loss activity than was experienced in the prior year.

General and Administrative Expenses.     The general and administrative expense ratio experienced by the Reinsurance segment in 2007 as compared to 2006 increased as a result of overall higher allocated expenses, which were largely the result of increased incentive compensation expenses recorded in 2007 and 2006.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$(28,555)	$(158,992)	$(143,291)
Net premiums written	(28,555)	(158,992)	(143,291)
Net premiums earned	(66,543)	(180,355)	(79,748)
Other underwriting income (loss)	1,602	1,390	(4,818)
Total revenues	(64,941)	(178,965)	(84,566)
Expenses
Losses and loss expenses	(43,936)	(121,642)	(60,918)
Acquisition expenses	(19,559)	(56,233)	(23,410)
General and administrative expenses	—	—	—
	(63,495)	(177,875)	(84,328)
Underwriting loss	$(1,446)	$(1,090)	$(238)

During the years ended December 31, 2007, 2006 and 2005, the Company realized $28.6 million, $159.0 million, and $143.3 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as gross premium written and losses and loss expenses. Instead, the profits or losses from these contracts are recognized net as other underwriting income or loss over the contract or expected claim payment periods. Income or loss associated with contracts determined to transfer only significant timing risk or only significant underwriting risk are included as a component of net other underwriting income or loss and recognized over the estimated claim settlement period or contract risk period, respectively.

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to income (loss) before income taxes for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
	(U.S. dollars in thousands)
Total underwriting income (loss)	$322,476	$304,472	$(409,795)
Net investment income	281,276	257,449	180,451
Net foreign exchange (losses) gains	(7,970)	21,021	(5,140)
Net realized investment losses	(18,302)	(20,342)	(8,244)
Amortization of intangibles	(5,286)	(4,600)	(4,694)
Interest expense	(30,125)	(30,041)	(24,210)
Income (loss) before income taxes	$542,069	$527,959	$(271,632)

Significant Transactions and Events

Acquisition.    On December 7, 2007, Endurance Holdings’ U.S. based holding company acquired all outstanding stock of ARMtech and affiliates. The base purchase price was $120 million, plus additional amounts as determined in accordance with the terms of the purchase agreement. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program.

ARMtech contributed $42.2 million of additional gross premiums written to the Insurance segment in December of 2007. In addition, the Company recorded goodwill and other intangible assets of $42.0 million and $96.7 million, respectively, related to certain licenses, internally developed software, non-compete agreements and customer relationships.

Variable Delivery Forward.    On September 11, 2007, Endurance Holdings consummated a variable delivery equity forward sale arrangement under which Endurance Holdings is entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. (the ‘‘forward counterparty’’) for proceeds of approximately $150 million pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3ASR (Registration No. 333-130464) filed with the U.S. Securities and Exchange Commission on September 12, 2007. Under the terms of the forward sale agreement, Endurance Holdings will sell an aggregate of between 2,984,772 and 4,786,827 ordinary shares to the forward counterparty, subject to Endurance Holdings’ right to cash settle or net share settle all or a portion of such agreement.

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

Liquidity and Capital Resources

Liquidity

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares and Series A Preferred Shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2007, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $1,042 million without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.

On January 30, 2008, Endurance U.S. Reinsurance changed its state of domicile from New York to Delaware. As a result Endurance U.S. Reinsurance is subject to regulation by the State of Delaware Insurance Department. Endurance American and Endurance American Specialty are also subject to regulation by the State of Delaware Department of Insurance. American Merchants is

subject to regulation by the Ohio Department of Insurance, and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2007, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2008 without the prior approval of the applicable insurance regulator. At December 31, 2007, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.4 million and $6.3 million, respectively, without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and American Merchants would be subject to the dividend limitation of their respective parent insurance companies.

The Company’s aggregate invested assets, including fixed maturity investments, other investments, cash and cash equivalents and pending securities transactions, as of December 31, 2007 totaled $5.6 billion compared to aggregate invested assets of $5.5 billion as of December 31, 2006. The increase in invested assets since December 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and the repurchase of the Company’s ordinary shares.

As of December 31, 2007 and December 31, 2006, the Company had pledged cash and cash equivalents and fixed maturity investments of $223.2 million and $231.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2007 and December 31, 2006, the Company had also pledged $594.7 million and $456.4 million of its cash and fixed maturity investments as required to meet collateral obligations for $532.3 million and $409.9 million in letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2007 and December 31, 2006, cash and fixed maturity investments with fair values of $120.3 million and $40.9 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $33.8 million and $28.5 million were on deposit with Canadian regulators, respectively.

Cash flows from operating activities on a consolidated basis are provided by premiums collected and investment income, offset by loss and loss expense payments and other general and administrative expenses. Consolidated cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $480.5 million, $630.3 million, and $827.5 million, respectively. The decline in cash flows provided by operations for 2007 as compared to 2006 was primarily a result of less premiums collected in 2007 as compared to 2006, during which certain significant premium adjustments were recorded and the related premium collected.

Commitments

At December 31, 2007, letters of credit totaling $574.4 million were outstanding, $200.0 million of 6.15% Senior Notes were outstanding and $250.0 million of 7% Senior Notes (the ‘‘7% Senior Notes’’) were outstanding. In October 2005, the Company used a portion of the net proceeds from the offering and sale of the 6.15% Senior Notes to repay the $143.5 million then outstanding under the Company’s credit facility. No additional borrowings were made against the credit facility during the remainder of 2005 or during 2006 and 2007.

The Company’s contractual obligations as of December 31, 2007 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses(1)	$2,995,187	$965,959	$971,634	$453,077	$604,517
6.15% Senior Notes due 2015, including interest	298,400	12,300	24,600	24,600	236,900
7% Senior Notes due 2034, including interest	722,500	17,500	35,000	35,000	635,000
Investment commitments(2)	29,408	29,408	—	—	—
Operating lease obligations(3)	83,468	10,483	20,804	20,888	31,293
Total	$4,128,963	$1,035,650	$1,052,038	$533,565	$1,507,710

(1)	The estimated expected contractual obligations related to our reserves for losses and loss expenses, including reserves related to deposit accounted contracts of $103.0 million, are presented on a gross basis. Due to the inherent complexity of the assumptions used in establishing the Company’s reserve for losses and loss expenses estimates, final claim settlements made by the Company may vary significantly from the present estimates in timing and amount. Approximately 68% of our net reserves were incurred but not reported at December 31, 2007. For a discussion of these uncertainties, see ‘‘Critical Accounting Estimates — Reserve for Losses and Loss Expenses.’’
(2)	The Company entered into investment agreements to invest additional amounts in investments in other ventures.
(3)	The Company leases office space and office equipment under various operating leases.

These estimated obligations noted in the table above will be funded through operating cash flows and existing cash and investments.

Capital Resources

Variable Equity Forward.    On September 11, 2007, Endurance Holdings consummated an equity forward sale arrangement as described above under the section entitled ‘‘Significant Transactions and Events’’.

Credit Facility.    On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, as described above under the section entitled ‘‘Significant Transactions and Events’’.

The Company had outstanding as of December 31, 2007 and 2006 $574.4 million and $498.5 million, respectively, of letters of credit under the 2007 Credit Facility. The Company did not have any revolving loans outstanding under the 2007 Credit Facility as of December 31, 2007. The Company was in compliance with all covenants contained in the 2007 Credit Facility as of December 31, 2007.

Senior Indebtedness.    On October 17, 2005, Endurance Holdings issued $200 million principal amount of 6.15% Senior Notes. The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. Endurance Holdings used net proceeds from the offering to repay the $143.5 million revolving loan then outstanding under the credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes.

On July 15, 2004, the Company issued $250 million principal amount of 7% Senior Notes. The 7% Senior Notes were offered by the underwriters at a price of 99.108% of their principal amount, providing an effective yield to investors of 7.072%, and, unless previously redeemed, will mature on July 15, 2034.

The 6.15% Senior Notes and the 7% Senior Notes (collectively, the ‘‘Senior Notes’’) are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings’

existing and future unsecured and unsubordinated debt. The Senior Notes are also effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.

The indentures governing the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness.

At December 31, 2007, the carrying value of the Senior Notes stood at $447.3 million while the fair value as determined by quoted market valuation was $431.7 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2007.

Given that the Company’s Senior Notes and the 2007 Credit Facility contain cross default provisions, the risk exists that the holders of the Senior Notes and the lenders under the credit facility may declare such debt due and payable, which could result in an acceleration of all debt due under both the Senior Notes and the 2007 Credit Facility. If this were to occur, the Company may not have liquid funds sufficient to repay any or all of such indebtedness.

Preferred Shares.    On October 10, 2005, Endurance Holdings issued 8,000,000 shares of its 7.75% Non-Cumulative Preferred Shares, Series A (the ‘‘Series A Preferred Shares’’). The Series A Preferred Shares sold in the offering were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange. The Series A Preferred Shares were issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds from this offering of $193.5 million after expenses and underwriting discounts. The proceeds from this offering were used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes.

The Series A Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2015 at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series A Preferred Shares before that date at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series A Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.

Dividends on the Series A Preferred Shares, when, as and if declared by the board of directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.75%. Dividends on the Series A Preferred Shares are not cumulative.

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

In conjunction with the issuance by the Company of the Series A Preferred Shares, the Company entered into a ‘‘Declaration of Covenant’’ for the benefit of the holders of the 7% Senior Notes. The Covenant states that the Company will redeem its Series A Preferred Shares only if the total redemption price is less than or equal to the proceeds Endurance Holdings or its subsidiaries have received during the six months prior to the date of such redemption from the sale of certain qualifying securities that, among other things, are, with limited exceptions, pari passu with or junior to the Series

A Preferred Shares upon the Company’s liquidation, dissolution or winding-up; perpetual, or have a mandatory redemption or maturity date that is not less than sixty years after the initial issuance of such securities; and provide for dividends or other income distributions that are non-cumulative.

Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.

Ordinary Shares.    On October 6, 2005, Endurance Holdings issued 6,079,000 of its ordinary shares. Goldman, Sachs & Co. purchased the ordinary shares from Endurance Holdings and subsequently sold the ordinary shares to public investors. The ordinary shares issued in the offering were registered under the Securities Act of 1933, as amended, on a prospectus supplement to the Shelf Registration Statement at a price to the public of $33.15 per share, raising approximately $200 million in net proceeds. The proceeds from this offering were used by Endurance Holdings to provide additional capital to its subsidiaries and for other general corporate purposes.

On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under the 2005 Credit Facility, capital generated from the offering and sale of its Senior Notes, Series A Preferred Shares and ordinary shares, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity or hybrid securities in order to implement its business strategy or pay claims.

Off-Balance Sheet Arrangements

Shackleton, the entity from which Endurance Bermuda purchased $235 million of collateralized catastrophe reinsurance in 2006, is a variable interest entity under the provisions of FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’. The Company has a variable interest in Shackleton but is not the primary beneficiary of Shackleton and therefore is not required to consolidate Shackleton in its consolidated financial statements. Please see ‘‘Ceded Reinsurance’’ section below for further details related to this transaction.

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

Reserve for Losses and Loss Expenses

Reserving Process

The Company establishes loss and loss expense reserves to provide for the estimated costs of paying claims under insurance policies and reinsurance contracts underwritten by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques and judgments that analyze experience, trends and other relevant factors.

The Company’s reserving actuaries, who are independent of the Company’s business units, review the Company’s loss and loss expense reserves on a quarterly basis for both current and prior accident years using the most current claims data. These reserve reviews incorporate a variety of actuarial methods and judgments, including the three most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method, the expected loss ratio method and the loss development method. One actuarial method used by the Company to estimate reserves for losses and loss expenses is the expected loss ratio approach, which is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). The Bornhuetter-Ferguson method involves the application of selected loss ratios to the Company’s earned premiums to determine estimates of ultimate expected unpaid claims and claims expenses for each underwriting year. When the IBNR reserves are added to the losses and loss expenses amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. The Company believes that this method provides a more stable estimate of IBNR reserves that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by the Company. The Company uses these multiple methods, supplemented with its own actuarial and professional judgment, to establish its best estimate of loss and loss expense reserves.

The estimate of the reserve for losses and loss expenses is reviewed each quarter by the Company’s Loss Reserve Committee, consisting of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Actuary and representatives of various disciplines from within the Company, such as claims, underwriting and legal.

Current Reserve for Losses and Loss Expenses

In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a ‘‘short,’’ ‘‘long’’ or ‘‘other’’ tail pattern. The Company views short tail business as that for which development typically emerges within a period of several quarters while long tail business would emerge over many years. The Company’s short tail line of business in the Insurance segment includes property; long tail lines of business include casualty, healthcare liability, workers’ compensation and professional lines. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, marine, aerospace and surety while the long tail line of business is casualty related business. Within the

Company’s Reinsurance segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as ‘‘other’’ in the table below.

As more fully described under ‘‘Reserving Process’’ above, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading ‘‘Potential Variability in Reserves for Losses and Loss Expenses’’ beginning on page 84.

Losses and loss expenses for the year ended December 31, 2007 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$47,895	$(30,933)	$16,962
Long tail	317,205	(49,480)	267,725
Other	5,526	—	5,526
Total Insurance	370,626	(80,413)	290,213
Reinsurance segment:
Short tail	300,383	(69,227)	231,156
Long tail	164,222	(6,450)	157,772
Other	112,607	1,269	113,876
Total Reinsurance	577,212	(74,408)	502,804
Deposit accounting(1)	(39,370)	(4,566)	(43,936)
Totals	$908,468	$(159,387)	$749,081

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the year ended December 31, 2007 include $159.4 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2007 year benefited the Company’s 2007 reported loss ratio by approximately 10.0 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses. Favorable development of prior year reserves for 2007 relates primarily to the Company’s short and long tail lines included in its Insurance segment, as well as the short tail line of business in the Reinsurance segment. The favorable development of reserves related to prior years was primarily due to lower than expected claims across the Company’s reserve categories. For the year ended December 31, 2007, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2007 for those reserve categories were within the range of possible results anticipated by the Company.

Short Tail Insurance.    The lower than expected losses and loss expenses related to prior years in the short tail insurance line were principally a result of better than anticipated property claims settlements in 2007 related to the 2005 Hurricanes along with favorable claims emergence in the Company’s property line. As a result, the Company reduced its estimated losses and loss expenses related to prior years in this reserve category during 2007.

Long Tail Insurance.    The absence of significant claims with respect to prior years resulted in a reduction in estimated losses and loss expenses related to prior years primarily in relation to the Company’s healthcare liability and professional lines offset modestly by unfavorable development in the Company’s workers’ compensation line.

Short Tail Reinsurance.    The lower than expected losses and loss expenses related to prior years in the short tail reinsurance reserve category was due to lower than expected paid and reported losses.

Long Tail Reinsurance.    The lower than expected losses and loss expenses related to prior years in the long tail reinsurance reserve category were principally due to favorable development in the Company’s casualty and surety and other specialty lines. Previously, the Company had been relying more on expected loss methods due to the relative immaturity of the loss activity along with the inherent uncertainty surrounding loss reporting for this line. As actual claims emergence was better than anticipated for these lines, the Company reduced its estimated losses and loss expenses related to prior years in 2007.

Other Reinsurance.    Loss settlement activity, which was modestly unfavorable, arising from the Company’s agricultural reinsurance line, resulted in the Company increasing its estimated losses and loss expenses in this reserve category for prior years during 2007.

Losses and loss expenses for the year ended December 31, 2006 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$70,678	$(20,198)	$50,480
Long tail	236,019	(34,189)	201,830
Total Insurance	306,697	(54,387)	252,310
Reinsurance segment:
Short tail	372,309	29,411	401,720
Long tail	249,215	(20,118)	229,097
Other	80,426	(14,281)	66,145
Total Reinsurance	701,950	(4,988)	696,962
Deposit accounting(1)	(123,278)	1,636	(121,642)
Totals	$885,369	$(57,739)	$827,630

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the year ended December 31, 2006 include $57.7 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2006 year benefited the Company’s 2006 reported loss ratio by approximately 3.5 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses. Favorable development of prior year reserves for 2006 relates primarily to the Company’s short and long tail lines included in its Insurance segment, as well as the long and other tail lines of business in the Reinsurance segment. The favorable development of reserves related to prior years was primarily due to lower than expected claims across the Company’s reserve categories. For the year ended December 31, 2006, the Company did not alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the short and long tail insurance or other reinsurance reserve categories as the variances in reported losses in 2006 for those reserve categories were within the range of possible results anticipated by the Company. In the short and long tail reinsurance reserve categories, the Company took into account its claims experience in 2006 to make adjustments to its loss reporting patterns as described below.

Short Tail Insurance.    The lower than expected losses and loss expenses related to prior years in the short tail insurance line were principally a result of better than anticipated property claims settlements in 2006 related to Hurricanes Katrina, Rita, and Wilma (the ‘‘2005 Hurricanes’’). As a result of the lower 2006 reported claims activity, the Company adjusted downward its estimated losses and loss expenses related to prior years in this reserve category during 2006.

Long Tail Insurance.    The absence of significant claims with respect to prior years, along with a better than expected significant loss settlement in this reserve category, resulted in a reduction in estimated losses and loss expenses related to prior years.

Short Tail Reinsurance.    Higher than expected paid claims related to the 2005 Hurricanes, primarily in the Company’s catastrophe and marine (offshore energy) lines of business, caused the Company to increase the estimated losses and loss expenses related to prior years in this reserve category. The process of loss estimation for significant catastrophic events such as the 2005 Hurricanes is inherently uncertain and can result in greater variation in estimated losses and loss expenses.

Partially offsetting the increase in estimated losses and loss expenses related to prior years in the short tail reinsurance reserve category was lower than expected non-catastrophe or attritional paid and reported losses. Upon review of the Company’s key inputs, the Company determined that non-catastrophe-related losses were reporting faster than originally estimated. Due to a continued lack of reported losses, along with additional loss data accumulated from the maturation of the Company’s short tail reinsurance portfolio, the Company shortened reporting patterns for non-catastrophe business related to prior years in this reserve category in 2006 to more appropriately reflect actual experience. The change in reporting patterns for the non-catastrophe business resulted in lower estimated losses and loss expenses for prior years.

Long Tail Reinsurance.    The lower than expected losses and loss expenses related to prior years in the long tail reinsurance reserve category were principally the result of the Company’s workers’ compensation exposures. Previously, the Company had been relying more on expected loss methods due to the relative immaturity of the loss activity along with the inherent uncertainty surrounding loss reporting for this line. As industry loss experience in the workers’ compensation line matured, and regulatory changes impacting this business stabilized, the Company shortened the loss reporting patterns associated with this business and placed more reliance on experience-based methods, rather than on expected loss methods, which resulted in a reduction in the estimated losses and loss expenses related to prior years in 2006.

Other Reinsurance.    Favorable loss settlement activity arising from the Company’s agricultural reinsurance line of business resulted in the Company adjusting downward during 2006 its estimated losses and loss expenses in this reserve category for prior years.

Reserves for losses and loss expenses were comprised of the following at December 31, 2007:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$88,196	$34,447	$122,643
Long tail	57,283	911,608	968,891
Other	64,259	26,833	91,092
Total Insurance	209,738	972,888	1,182,626
Reinsurance segment:
Short tail	507,229	287,753	794,982
Long tail	244,276	595,468	839,744
Other	8,784	169,051	177,835
Total Reinsurance	760,289	1,052,272	1,812,561
Deposit accounting(1)	(52,131)	(50,832)	(102,963)
Totals	$917,896	$1,974,328	$2,892,224

(1)	Reconciles the Company’s reserves by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at December 31, 2006:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$146,138	$36,058	$182,196
Long tail	25,941	657,210	683,151
Total Insurance	172,079	693,268	865,347
Reinsurance segment:
Short tail	683,118	339,357	1,022,475
Long tail	211,940	581,616	793,556
Other	9,031	139,899	148,930
Total Reinsurance	904,089	1,060,872	1,964,961
Deposit accounting(1)	(52,760)	(75,862)	(128,622)
Totals	$1,023,408	$1,678,278	$2,701,686

(1)	Reconciles the Company’s reserves by business segment to the Company’s financial statement presentation.

Selected quarterly activity in the reserve for losses and loss expenses for the year ended December 31, 2007 is summarized as follows:

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Year Ended December 31, 2007
	(U.S. dollars in thousands)
Incurred related to:
Current year	$266,501	$234,768	$223,946	$183,253	$908,468
Prior years	(55,907)	(27,589)	(37,490)	(38,401)	(159,387)
Total incurred	$210,594	$207,179	$186,456	$144,852	$749,081
Paid related to:
Current year	$(205)	$(15,896)	$(24,416)	$(42,814)	$(83,331)
Prior years	(138,492)	(232,921)	(134,212)	(172,362)	(677,987)
Total paid	$(138,697)	$(248,817)	$(158,628)	$(215,176)	$(761,318)

The following table represents the development of GAAP balance sheet reserve for losses and loss expenses, net of losses and loss expenses recoverable, for 2002 through December 31, 2007. This table does not present accident or policy year development data. The top line of the table shows the gross reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The ‘‘cumulative redundancy’’ represents the aggregate change to date from the original estimate on the top line of the table. The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability.

Years ended Dec. 31,	2002	2003	2004	2005	2006	2007
	(U.S. dollars in thousands)
Reserve for losses and loss expenses	$200,840	$833,158	$1,549,661	$2,603,590	$2,701,686	$2,892,224
1 year later	164,923	696,478	1,387,199	2,545,851	2,542,299	—
2 years later	143,295	631,367	1,317,627	2,484,982	—	—
3 years later	153,179	609,056	1,269,001	—	—	—
4 years later	147,977	590,867	—	—	—	—
5 years later	140,225	—	—	—	—	—
Cumulative redundancy	60,615	242,291	280,660	118,608	159,387	—
Cumulative paid losses
1 year later	49,563	155,745	370,257	743,345	681,124	—
2 years later	66,643	214,308	537,754	1,214,744	—	—
3 years later	74,262	286,742	668,739	—	—	—
4 years later	75,659	331,816	—	—	—	—
5 years later	77,308	—	—	—	—	—

Potential Variability in Reserves for Losses and Loss Expenses

The Company’s estimated reserve for losses and loss expenses can change over time because of unexpected changes in the external business environment in which the Company operates or changes in internal Company operations. For a discussion of the factors which can contribute to uncertainty in the reserving process and volatility in the reserve for losses and loss expenses, see ‘‘Critical Accounting Estimates — Reserves for Losses and Loss Expenses’’ above.

Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2007. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen consistent with commonly accepted actuarial practice, due to the Company’s limited empirical data regarding loss and loss expense reserves variability. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the lines of business within each business segment are aggregated based on their potential expected length of loss emergence or tail.

Insurance

Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(7.1%)	(6.2%)	(5.4%)
Unchanged	(1.5%)	—	1.5%
10% Slower	19.4%	23.3%	27.1%

Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(2.5%)	(0.9%)	0.8%
Unchanged	(1.8%)	—	1.7%
10% Slower	(1.0%)	0.8%	2.7%

Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
Unchanged(1)	(4.6%)	—	4.6%

Reinsurance

Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(8.1%)	(6.7%)	(5.2%)
Unchanged	(2.1%)	—	2.1%
10% Slower	15.8%	19.9%	24.0%

Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(4.4%)	(2.0%)	0.5%
Unchanged	(2.7%)	—	2.6%
10% Slower	(0.8%)	2.1%	5.0%

Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(3.4%)	(1.4%)	0.5%
Unchanged	(2.1%)	—	2.1%
10% Slower	0.1%	2.5%	4.8%

(1)	The Other reserve category of the Insurance segment includes agricultural business written by the Company. Reporting pattern changes are not applicable to agricultural business as it is typically settled at an established time each year.

Each of the impacts set forth in the tables above is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts set forth above and add them together in an attempt to estimate volatility for the Company’s loss and loss expense reserves in total. The Company believes the assumed variations in loss and loss expense reserves by individual development tail set forth in the tables above represents a reasonable estimate of the possible loss and loss expense reserve variations by individual development tail that may occur in the future. It is important to note that the variations set forth in the tables above are not meant to be a ‘‘best-case’’ or ‘‘worst-case’’ series of scenarios, and therefore, it is possible that future variations may be more or less than the amounts set forth above.

Ceded Reinsurance

Ceded premiums written were $206.1 million for the year ended December 31, 2007, $204.1 million for the year ended December 31, 2006, and $49.5 million for the year ended December 31, 2005. The increase in ceded premiums written was due to business written and ceded by our U.S. insurance operations and strategic cessions of business in 2007 and 2006 for the purpose of managing the Company’s catastrophe risk profile. The Company’s U.S. insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by this segment. Excess reinsurance coverage is often purchased in relation to the workers’ compensation line to protect against catastrophic events. ARMtech participates in the federally sponsored multiple crop protection program offered by the U.S. government.

In 2006 and 2005, the Company purchased certain industry loss warranties to reduce its overall catastrophe exposure within the U.S. The industry loss warranties were allocated to the catastrophe and property reinsurance lines of business, and also the property insurance line of business.

In 2006, in order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton. The reinsurance consists of three separate coverages. The first coverage is $125 million of reinsurance for earthquake risk in California from August 1, 2006 through January 31, 2008. The second coverage consists of $60 million of protection for hurricanes in the U.S. Northeast, Gulf Coast and certain inland states. The final coverage provides $50 million of reinsurance for losses resulting from hurricanes or California earthquakes following occurrence of a major hurricane or California earthquake. The second and third coverages provide protection from August 1, 2006 through July 31, 2008.

The reinsurance coverage provided by Shackleton to Endurance Bermuda is based on a modeled loss trigger designed to closely mimic the exposures in the Company’s portfolio of insurance and reinsurance business. Upon the occurrence of a hurricane or earthquake in the covered territories, the parameters of the catastrophe event are determined and modeled against the notional portfolios. If the modeled loss exceeds the designated attachment point for the peril at issue, then Endurance Bermuda may make a recovery under the applicable reinsurance agreement. The amount recoverable is related to and limited by the Company’s ultimate net loss from the loss event.

At December 31, 2007 and 2006, the Company had reinsurance recoverables of $187.4 million and $44.2 million, respectively, related to its reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. No allowance for uncollectible reinsurance was deemed necessary on the recoverable balances outstanding at December 31, 2007 and 2006.

Intangible Assets

Goodwill and other intangibles that arise from business combinations are accounted for by the Company in accordance with SFAS No. 141 ‘‘Business Combinations’’ and SFAS No. 142 ‘‘Goodwill and Other Intangible Assets.’’ These standards require that identifiable intangible assets are amortized in accordance with their useful lives and goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually.

During 2007, we acquired ARMtech and recorded goodwill of $42.0 and intangible assets of $96.7 million, which included licenses, customer relationships, internally developed software and non-compete agreements. The finite lived intangibles are being amortized over terms ranging from five to fifteen years. In addition, during 2007, we acquired American Merchants and as a result of that transaction recorded an indefinite lived intangible of $2.2 million related to state insurance licenses acquired.

During 2006, we acquired Endurance American and as a result of that transaction recorded an indefinite lived intangible asset of $3.5 million related to state insurance licenses acquired.

In accordance with SFAS No. 142, the Company’s intangible assets and goodwill were tested for impairment. As a result of the impairment testing, no write downs were deemed necessary at December 31, 2007 and 2006.

Deferred Tax Assets and Liabilities

The Company’s balance sheet at December 31, 2007 contains a net deferred tax liability in the amount of $0.9 million (2006 – $54.0 million deferred tax asset). The current year net deferred tax liability consists of gross deferred tax assets of $75.8 million, gross deferred tax liabilities of $66.5 million and a valuation allowance of $10.3 million. Of the Company’s gross deferred tax assets, $14.4 million (2006 – $18.1 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s U.S. and U.K. subsidiaries. The Company’s U.S. net operating losses which gave rise to a corresponding deferred tax asset are available for carryforward for 20 years following the loss year. U.K. losses may be carried forward indefinitely. Based on its analysis of various potential tax planning strategies and projected taxable income for the Company’s U.S. and U.K. subsidiaries, management believes that it is more likely than not that the Company’s U.S. and U.K. subsidiaries will generate sufficient taxable income to realize the net operating loss carryforwards in the near term and prior to their expiration, except as provided for as follows.

The Company has established a valuation allowance of $10.3 million (2006 – $2.9 million) against realized capital losses, including securities write downs, and certain operating loss carryforwards at December 31, 2007. This increase in the valuation allowance was charged to the Company’s income tax expense during 2007. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been stated appropriately as at December 31, 2007. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that it is principally exposed to four types of market risk: interest rate risk, equity price risk, foreign currency risk and credit risk.

Interest Rate Risk.    The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. The Company manages its interest rate risk through an asset liability strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of assets not managed versus liabilities (including reserves for losses and loss expenses) is approximately three years. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. As of December 31, 2007, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed income securities of $5,228.1 million at December 31, 2007 would have been as follows:

	Interest Rate Shift in Basis Points
	−100	−50	0	50	100
	(U.S. dollars in millions)
December 31, 2007
Total market value	$5,365.2	$5,298.0	$5,228.1	$5,155.7	$5,081.1
Market value change from base	2.62%	1.34%	—	(1.38%)	(2.81%)
Change in unrealized value	$137.2	$70.0	—	$(72.4)	$(147.0)

Another method used by the Company to evaluate portfolio risk is Value-at-Risk (‘‘VaR’’). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss for this year period is expected to be less than or equal to 3.77% at December 31, 2007.

The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Equity Price Risk.    Certain of the Company’s other investments, comprised of alternative and high yield loan funds, are exposed to equity price risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets may have a direct impact on the market valuation of these investments. The Company’s other investments at December 31, 2007 were $358.1 million which represents 6.4% of the Company’s invested assets including cash and cash equivalents, fixed maturity securities, other investments and pending securities transactions. Of other investments, alternative investments represented $297.7 million or approximately 83% and high yield fixed maturity investments represented $60.4 million or approximately 17%. The Company estimates that its alternative investments have a combined historical beta versus the S&P 500 Index of approximately 0.32 at December 31, 2007. Beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the historical beta for the Company’s other investments, a 10% movement in the S&P 500 Index would result in an approximately 3.2% (or approximately $9.5 million) increase or decrease in the market value of the Company’s alternative funds which are included in other investments at December 31, 2007.

Foreign Currency Risk.    The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars. The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves for liabilities incurred in major currencies including U.S. dollars, Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian dollars at the time such reserves are established. The Company has no currency hedges in place; however, as part of its matching strategy, the Company may consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies.

For the year ended December 31, 2007, approximately 16% of the Company’s gross premiums, prior to deposit accounting adjustments, were written in currencies other than the U.S. dollar. The portion of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2007 were approximately 22%, 7% and 10%, respectively. As of December 31, 2007, the Company’s principal foreign currency exposures are denominated in Euros and British Sterling. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for loss and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros and British Sterling were $409.9 million and $185.8 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $18.6 million increase or decrease in the net assets held by the Company at December 31, 2007.

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

The following table summarizes the fair value composition of the fixed maturity portfolio by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at December 31, 2007. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
Ratings	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage back securities(1)	Asset Back securities(1)	Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$55,001	$223,929	$133,718	$43,276	$—	$—	$455,924
AAA / Aaa	70,015	288,184	65,009	13,624	2,522,264	456,725	3,415,821
AA / Aa	52,518	239,873	46,687	2,553	692	—	342,323
A / A	28,621	226,193	52,748	61,547	1,611	—	370,720
BBB	2,827	1,495	1,119	1,047	4,146	1,084	11,718
Below BBB	485	11,318	40,036	2,993	7,971	693	63,496
Not rated	—	136	—	—	71	27	234
Total	$209,467	$991,128	$339,317	$125,040	$2,536,755	$458,529	$4,660,236

(1)	The effective durations of the Company’s mortgage back and asset back securities portfolios were 3.24 and 1.32, respectively, as of December 31, 2007. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. The Company relies on reinsurance within its insurance businesses in order to manage risk accumulations. The Company continues not to rely heavily on retrocessional reinsurance, but strategically purchases this coverage across the whole portfolio to reduce our exposure to the risk of a severe catastrophe event or occurrence of multiple significant catastrophe events. When reinsurance or retrocessional reinsurance is purchased, we require our reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2007 was $187.4. At December 31, 2007, the Company had no allowance for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2007 was distributed as followed based on the ratings of the reinsurers:

Rating	December 31, 2007
(in U.S. dollars)
U.S. government sponsored program	$67,555
A+ and above	52,098
A	25,522
A− and below	39,513
Not Rated	2,666
Total	$187,354

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

THE BOARD oF DIRECTORS aND SHAREHOLDERS of ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance Specialty Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 28, 2008

 Report of Independent Registered
Public Accounting Firm

The Board of Directors and Shareholders of Endurance Specialty Holdings Ltd.

We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 28, 2008

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006
(In thousands of United States dollars, except share amounts)

	2007	2006
ASSETS
Investments
Fixed maturity investments available for sale, at fair value (amortized cost: $4,629,113 and $4,749,819 at December 31, 2007 and 2006, respectively)	$4,660,236	$4,714,204
Other investments	358,128	253,068
Total investments	5,018,364	4,967,272
Cash and cash equivalents	567,825	547,772
Premiums receivable, net	723,832	660,570
Deferred acquisition costs	168,968	168,809
Securities lending collateral	173,041	226,762
Prepaid reinsurance premiums	122,594	105,058
Losses recoverable	187,354	44,244
Accrued investment income	38,543	40,692
Intangible assets	206,632	70,366
Deferred tax asset	—	54,019
Other assets	63,574	39,990
Total assets	$7,270,727	$6,925,554
LIABILITIES
Reserve for losses and loss expenses	$2,892,224	$2,701,686
Reserve for unearned premiums	855,085	843,202
Deposit liabilities	108,943	161,024
Reinsurance balances payable	162,899	172,328
Securities lending payable	173,041	226,762
Debt	448,753	447,172
Deferred tax liability	922	—
Other liabilities	116,601	75,506
Total liabilities	4,758,468	4,627,680
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares Series A, non-cumulative – Par value $1.00 – 8,000,000 issued and outstanding (2006 – 8,000,000); aggregate liquidation preference $200,000 (2006 – $200,000)	8,000	8,000
Common shares
Ordinary – 60,364,488 issued and outstanding (2006 – 66,480,381)	60,364	66,480
Additional paid-in capital	1,165,300	1,458,063
Accumulated other comprehensive income (loss)	57,725	(14,465)
Retained earnings	1,220,870	779,796
Total shareholders’ equity	2,512,259	2,297,874
Total liabilities and shareholders’ equity	$7,270,727	$6,925,554

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars, except share and per share amounts)

	2007	2006	2005
Revenues
Gross premiums written	$1,781,115	$1,789,642	$1,668,877
Ceded premiums written	(206,140)	(204,078)	(49,528)
Net premiums written	$1,574,975	$1,585,564	$1,619,349
Change in unearned premiums	19,825	53,010	104,345
Net premiums earned (includes Nil, $34,927, and $19,000 from related parties in 2007, 2006 and 2005, respectively)	1,594,800	1,638,574	1,723,694
Net investment income	281,276	257,449	180,451
Net realized investment losses	(18,302)	(20,342)	(8,244)
Other underwriting income (loss)	1,602	1,390	(4,818)
Total revenues	1,859,376	1,877,071	1,891,083
Expenses
Net losses and loss expenses (includes Nil, $20,145, and $10,353 from related parties in 2007, 2006 and 2005, respectively)	749,081	827,630	1,650,943
Acquisition expenses (includes Nil, $11,238, and $5,651 from related parties in 2007, 2006 and 2005, respectively)	307,576	317,489	331,309
General and administrative expenses	217,269	190,373	146,419
Amortization of intangibles	5,286	4,600	4,694
Net foreign exchange losses (gains)	7,970	(21,021)	5,140
Interest expense	30,125	30,041	24,210
Total expenses	1,317,307	1,349,112	2,162,715
Income (loss) before income taxes	542,069	527,959	(271,632)
Income tax (expense) benefit	(20,962)	(29,833)	51,148
Net income (loss)	521,107	498,126	(220,484)
Preferred dividends	(15,500)	(15,500)	(2,720)
Net income (loss) available to common shareholders	$505,607	$482,626	$(223,204)
Other comprehensive income (loss) Net income (loss)	$521,107	$498,126	$(220,484)
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes in 2007 – ($10,014); 2006 – $3,620; and 2005 – $2,852)	49,257	(20,235)	(57,119)
Reclassification adjustment for net realized losses included in net income (loss)	18,302	20,342	8,244
Foreign currency translation adjustments	4,541	5,010	(10,360)
Reclassification adjustment for net loss on derivatives designated as cash flow hedge included in net income (loss)	90	90	90
Other comprehensive income (loss)	72,190	5,207	(59,145)
Comprehensive income (loss)	$593,297	$503,333	$(279,629)
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	64,696,669	66,435,712	62,029,075
Diluted	70,539,647	71,755,303	62,029,075
Basic earnings (loss) per common share	$7.82	$7.26	$(3.60)
Diluted earnings (loss) per common share	$7.17	$6.73	$(3.60)
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

	2007	2006	2005
Preferred shares
Balance, beginning of year	$8,000	$8,000	$—
Issuance of series A, non-cumulative preferred shares	—	—	8,000
Balance, end of year	8,000	8,000	8,000
Common shares
Balance, beginning of year	66,480	66,139	61,255
Issuance of common shares	1,900	670	6,323
Repurchase of common shares	(8,016)	(329)	(1,439)
Balance, end of year	60,364	66,480	66,139
Additional paid-in capital
Balance, beginning of year	1,458,063	1,453,722	1,111,633
Issuance of common shares	8,284	8,677	196,410
Issuance of series A, non-cumulative preferred shares	—	—	185,700
Issuance of restricted share units in lieu of dividends	180	922	840
Public offering and registration costs	(4,600)	(134)	(1,290)
Repurchase of common shares	(304,020)	(9,679)	(50,319)
Settlement of equity awards	(3,444)	(3,498)	(2,702)
Stock-based compensation expense	10,837	8,053	13,450
Balance, end of year	1,165,300	1,458,063	1,453,722
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of year	28,852	23,842	34,202
Foreign currency translation adjustments	4,541	5,010	(10,360)
Balance, end of year	33,393	28,852	23,842
Unrealized holding gains (losses) on investments:
Balance, beginning of year	(40,841)	(40,948)	7,927
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	67,559	107	(48,875)
Balance, end of year	26,718	(40,841)	(40,948)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(2,476)	(2,566)	(2,656)
Net change from current period hedging transactions, net of reclassification adjustment	90	90	90
Balance, end of year	(2,386)	(2,476)	(2,566)
Total accumulated other comprehensive income (loss)	57,725	(14,465)	(19,672)
Retained earnings
Balance, beginning of year	779,796	364,354	650,094
Net income (loss)	521,107	498,126	(220,484)
Issuance of restricted share units in lieu of dividends	(180)	(922)	(840)
Dividends on preferred shares	(15,500)	(15,500)	(2,720)
Dividends on common shares	(64,353)	(66,262)	(61,696)
Balance, end of year	1,220,870	779,796	364,354
Total shareholders’ equity	$2,512,259	$2,297,874	$1,872,543

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

	2007	2006	2005
Cash flows provided by operating activities:
Net income (loss)	$521,107	$498,126	$(220,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	3,731	12,485	21,577
Amortization of other intangibles and depreciation	17,045	15,809	13,841
Net realized investment losses	18,302	20,342	8,244
Deferred taxes	8,727	18,968	(50,619)
Stock-based compensation expense	10,837	8,053	13,450
Equity in earnings of unconsolidated ventures	(21,286)	(29,073)	(13,347)
Premiums receivable, net	32,828	(85,461)	(29,757)
Deferred acquisition costs	(6,263)	(6,217)	32,486
Prepaid reinsurance premiums	16,197	(77,926)	(21,884)
Losses recoverable	(7,632)	(26,996)	(5,045)
Accrued investment income	2,214	(6,958)	(5,356)
Other assets	(7,105)	2,549	(7,495)
Reserve for losses and loss expenses	48,122	98,096	1,053,929
Reserve for unearned premiums	(33,386)	39,573	(93,976)
Deposit liabilities	(52,081)	68,501	92,523
Reinsurance balances payable	(62,909)	93,756	14,774
Other liabilities	(7,932)	(13,299)	24,616
Net cash provided by operating activities	480,516	630,328	827,477
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	3,112,796	1,819,637	2,846,849
Proceeds from maturities and calls on fixed maturity investments	676,498	563,164	594,377
Proceeds from redemptions of other investments	5,126	—	—
Purchases of fixed maturity investments	(3,665,257)	(2,765,056)	(4,297,532)
Purchase of other investments	(88,900)	(62,112)	(57,500)
Purchases of fixed assets	(17,734)	(18,294)	(10,556)
Change in securities lending collateral received	53,721	181,901	1,136
Net cash paid in acquisitions	(109,813)	(16,042)	(28,098)
Net cash used in investing activities	(33,563)	(296,802)	(951,324)
Cash flows (used in) provided by financing activities:
Issuance of common shares	10,072	9,253	202,711
Repurchase of common shares	(309,503)	(10,008)	(51,937)
Issuance of series A, non-cumulative preferred shares	—	—	193,700
Issuance of long term debt	—	—	199,278
Change in securities lending collateral	(53,721)	(181,901)	(1,136)
Settlement of equity awards	(3,444)	(3,498)	(2,702)
Offering and registration costs paid	(715)	(134)	(1,333)
Bank debt repaid	—	—	(143,500)
Dividends on preferred shares	(15,500)	(15,500)	(2,720)
Dividends on common shares	(64,073)	(66,262)	(61,696)
Net cash (used in) provided by financing activities	(436,884)	(268,050)	330,665
Effect of exchange rate changes on cash and cash equivalents	9,984	14,281	(9,946)
Net increase in cash and cash equivalents	20,053	79,757	196,872
Cash and cash equivalents, beginning of year	547,772	468,015	271,143
Cash and cash equivalents, end of year	$567,825	$547,772	$468,015

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

1.	Organization

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized on June 27, 2002 under the laws of Bermuda to act as a holding company of providers of property and casualty insurance and reinsurance on a worldwide basis.

Endurance Holdings’ wholly-owned subsidiary, Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), was organized in Bermuda on November 30, 2001. On December 14, 2001, Endurance Bermuda completed a private offering of 60 million common shares for gross cash proceeds of $1.2 billion. Under the terms of an Exchange Offer dated July 22, 2002, the shareholders of Endurance Bermuda transferred their interest in Endurance Bermuda to Endurance Holdings in exchange for an identical shareholding in Endurance Holdings. The Exchange Offer represented a business combination of companies under common control and was accounted for at historical cost. On March 5, 2003, Endurance Holdings consummated the initial public offering of its ordinary shares resulting in the issuance of an additional 9.6 million ordinary shares for net proceeds of $201.5 million.

Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries: Endurance Bermuda, domiciled in Bermuda; Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), domiciled in London, England; Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), domiciled in Delaware; American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Service, Inc. (together, ‘‘ARMtech’’); Endurance American Insurance Company (‘‘Endurance American’’), domiciled in Delaware; Endurance American Specialty Insurance Company (‘‘Endurance American Specialty), domiciled in Delaware and American Merchants Casualty Company (‘‘American Merchants’’), domiciled in Ohio.

2.	Summary of significant accounting policies

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) and include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company.’’ All intercompany transactions and balances have been eliminated in consolidation. The following are significant accounting and reporting policies adopted by the Company:

(a)	Premiums and related expenses

The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured values adjust. Accordingly, the Company monitors the underlying insured values and records additional or return premiums in the period in which amounts are reasonably determinable.

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the terms of the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(a)	Premiums and related expenses, cont'd.

reinsurance contract term. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period.

In addition to the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. For proportional reinsurance contracts, the Company estimates premium, commissions and related expenses based on ceding company estimates and also utilizes judgment in establishing proportional reinsurance contract estimates.

Premiums on the Company’s excess of loss and proportional reinsurance contracts are estimated by management at the time the business is underwritten. Accordingly, this is the amount the Company records as written premium in the period the reinsurance contract is underwritten. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the original premium estimates and any adjustments to these estimates are recorded in the period in which they become known.

Gross premiums written and net premiums written included $42.2 million and $21.1 million of premiums written by ARMtech, respectively, following its acquisition by the Company. The Company’s gross premiums written and net premiums written excluded $45.3 million and $11.5 million, respectively of unearned premiums acquired through the acquisition of ARMtech. Net acquired unearned premiums are earned by the Company in accordance with the policies stated above.

Acquisition expenses are costs that vary with and are directly related to the production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition and general and administrative expenses are shown net of commissions and other expense allowances associated with and earned on ceded business. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated net investment income is considered in determining the recoverability of deferred acquisition costs.

(b)	Reserve for losses and loss expenses

The Company’s reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as ‘‘IBNR reserves’’). Case reserves are

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(b)	Reserve for losses and loss expenses, cont'd.

established for losses that have been reported, but not yet paid. IBNR reserves represent the estimated ultimate cost of events or conditions that have not been reported to or specifically identified by the Company, but have occurred. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds, and consultations with independent legal counsel. In addition, reserves for IBNR losses and loss expenses are established by management based on reported losses and loss expenses, and actuarially determined estimates of ultimate losses and loss expenses.

The Company uses a variety of actuarial methods to estimate the ultimate losses and loss expenses incurred by the Company. One actuarial method used by the Company to estimate reserves for losses and loss expenses is the expected loss ratio approach, which is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). Another actuarial method used by the Company to estimate reserves for losses and loss expenses is known as the Bornhuetter-Ferguson method. The Bornhuetter-Ferguson method uses an initial loss estimate (expected loss technique) for each underwriting quarter by business line and type of contract. The portion of the initial loss estimate that is the IBNR reserve is then reduced in each subsequent quarter by the losses reported for that business segment during that quarter. Over time, the IBNR reserve will be reduced and will be replaced with the actual losses reported to the Company. Management uses these multiple actuarial methods, supplemented with professional judgment, to establish the best estimate of reserves for losses and loss expenses.

The Company’s loss and loss expense reserves are reviewed regularly, and adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new loss and loss expense reserves or the adjustment of previously recorded loss and loss expense reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While management believes the Company’s estimate of loss and loss expense reserves is sufficient, the ultimate loss experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and it is possible losses and loss expenses may be materially different than the total reserve for losses and loss expenses recorded by the Company.

(c)	Deposit accounting

A portion of the Company’s assumed proportional reinsurance agreements contain occurrence limitations or loss sensitive provisions, such as adjustable or sliding scale commissions, that may impact the ultimate amounts paid to or received from ceding companies based on loss experience. In some loss scenarios, these features would result in the ceding company’s results not being proportional to the Company’s results from the proportional agreement, and such differences may be meaningful. The Company evaluates these contracts on an individual basis in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 113 — ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS No. 113’’).

For the years ended December 31, 2007 and 2006, the Company entered into a small number of reinsurance contracts that did not fall within the criteria for reinsurance accounting under

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(c)	Deposit accounting, cont'd.

SFAS No. 113. The Company has accounted for these contracts by the deposit method of accounting specified by Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.’’ Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses. Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net other underwriting income (loss) over the estimated claim settlement period while income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as net other underwriting income (loss) over the contract risk period.

(d)	Reinsurance

Losses recoverable represent estimates of losses and loss expenses that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the Company’s reserve for losses and loss expenses. Ceding commissions earned on ceded business are classified as an offset to acquisition and general and administrative expenses.

(e)	Investments

Investments in fixed maturity securities are designated as available for sale and are carried at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. Fair value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models that take into account time value and volatility factors underlying the financial instruments. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, which results in future cash flows being used to determine current book value. Realized investment gains and losses are recognized in earnings using the specific identification method. Interest on fixed maturity securities is recorded in net investment income when earned and adjusted for any amortization of premium or discount.

Investments are reviewed for declines in value that are considered to be other-than-temporary. This review involves consideration of several factors including (i) the time period in which there has been a significant decline in value, (ii) the expected maturity of the investment, (iii) the significance of the decline, (iv) an analysis of the liquidity, business prospects and overall financial condition of the issuer, and (v) the Company’s intent and

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(e)	Investments, cont'd.

ability to hold the investment for a period of time sufficient for the value to recover. If the decline in fair value is determined to be other-than-temporary, the cost of the security is written down to fair value and the amount is included in net realized investment losses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Other investments, which includes investments in high yield fixed maturity funds and other alternative investment funds, are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying amounts of these investments are increased or decreased to reflect the Company’s share of income or loss and are decreased for any dividends received. The Company’s share of income or loss is recorded in earnings as a component of net investment income.

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity investments available for sale, are loaned to third parties, primarily major brokerage firms. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% – 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The securities lending collateral, excluding letters of credit, is reported as a separate line item with a corresponding liability related to the Company’s obligation to return the collateral. The Company had $169.3 million and $220.5 million in securities on loan at December 31, 2007 and 2006, respectively.

(f)	Cash equivalents

Cash equivalents include highly liquid short-term deposits and securities with maturities of ninety days or less at the time of purchase. Cash equivalents are valued at amortized cost which approximates fair value due to the short-term, liquid nature of these securities.

(g)	Intangible assets

Identifiable intangible assets and goodwill that arise from business combinations are accounted for in accordance with SFAS No. 141, ‘‘Business Combinations’’, and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’ Identifiable intangible assets are amortized in accordance with their useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or more often if impairment indicators arise.

(h)	Offering and registration costs

Offering and registration costs incurred in connection with equity offerings, including investment banking fees and legal fees, are deducted from the proceeds of the offerings. Offering and registration costs incurred in connection with the issuance of the Senior Notes are capitalized and amortized over the term of the Senior Notes.

(i)	Foreign exchange

Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenues and

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(i)	Foreign exchange, cont'd.

expenses of such foreign operations are translated at weighted average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income, net of applicable deferred income taxes. Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

(j)	Derivatives

SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended on January 1, 2001, requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company is currently utilizing foreign currency forward contracts to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. These contracts do not qualify, and are not designated, as hedges and the realized and unrealized gains (losses) are recognized in realized gains (losses) in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(k)	Income taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board’s (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109’’ (‘‘FIN 48’’) for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. FIN 48 allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax expense.

(l)	Stock compensation and other stock plans

The Company has a stock-based employee and non-employee Director incentive plan (‘‘2007 Equity Incentive Plan’’) and other stock plans which are described more fully in Note 15. The Company accounts for issuances under its stock plans in accordance with the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ prospectively to all employee awards granted, modified, or settled after January 1, 2002, as

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(l)	Stock compensation and other stock plans, cont'd.

subsequently amended by SFAS No. 148 ‘‘Accounting for Stock-Based Compensation —Transition and Disclosure.’’ Awards under the 2007 Equity Incentive Plan vest over periods of up to four years. Effective January 1, 2006, the Company implemented SFAS No. 123(R) under the modified prospective method with no material impact on the Company’s financial position or results of operations.

(m)	Earnings per share

Basic earnings (loss) per common share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are based on net income (loss) available to common shareholders divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

(n)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o)	Variable interest entity

The Company applies the guidance in FASB Interpretation No. 46 (Revised December 2004) ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46(R)’’), which defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Based on the criteria included in FIN 46(R), the Company determined that it has a relationship with a variable interest entity. FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company’s relationship with the variable interest entity, described in more detail in Note 5, does not meet the requirements for consolidation as established under FIN 46(R) nor does the Company have any exposure to or risk of loss from its involvement with the variable interest entity.

(p)	Reclassifications

Certain comparative information has been reclassified to conform to current year presentation.

(q)	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measurements.’’ SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(q)	Recent accounting pronouncements, cont'd.

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently; however, depending on the financial assets and liabilities selected to be carried at fair value, substantial volatility in earnings could result. SFAS No. 159 is effective as of the beginning of the Company’s first fiscal year beginning after November 15, 2007.

Effective January 1, 2008, the Company adopted SFAS No. 157 and 159. The Company does not expect the adoption of these statements to have a material impact on the Company’s financial condition.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3.	Investments

The amortized cost, fair value and related gross unrealized gains and losses on fixed maturity securities at December 31, 2007 and 2006 are as follows:

DECEMBER 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$443,972	$11,963	$(11)	$455,924
Non-U.S. government securities	282,683	2,290	(647)	284,326
Corporate securities	925,785	6,933	(8,016)	924,702
Mortgage-backed securities	2,518,435	26,640	(8,320)	2,536,755
Asset-backed securities	458,238	1,961	(1,670)	458,529
Total	$4,629,113	$49,787	$(18,664)	$4,660,236

DECEMBER 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$878,091	$1,302	$(3,250)	$876,143
Non-U.S. government securities	244,415	287	(2,503)	242,199
Corporate securities	881,429	2,466	(10,077)	873,818
Mortgage-backed securities	2,108,017	4,815	(25,329)	2,087,503
Asset-backed securities	637,867	636	(3,962)	634,541
Total	$4,749,819	$9,506	$(45,121)	$4,714,204

The following tables summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
DECEMBER 31, 2007	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(11)	$8,598	$—	$—	$(11)	$8,598
Non-U.S. government securities	(114)	15,635	(533)	55,467	(647)	71,102
Corporate securities	(3,941)	217,952	(4,075)	235,973	(8,016)	453,925
Mortgage-backed securities	(2,167)	307,922	(6,153)	500,866	(8,320)	808,788
Asset-backed securities	(1,319)	102,132	(351)	59,396	(1,670)	161,528
Total	$(7,552)	$652,239	$(11,112)	$851,702	$(18,664)	$1,503,941

At December 31, 2007, 1,013 fixed maturity securities were in an unrealized loss position. Of those, 508 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these fixed maturity securities was principally a result of changes in the interest rate environment. During the year ended December 31, 2007, the Company identified securities which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value at the time of impairment, and the Company realized losses of $17.3 million in relation to these securities for 2007.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3.	Investments, cont'd.

	Less than 12 months		12 months or greater		Total
DECEMBER 31, 2006	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(1,414)	$415,117	$(1,836)	$155,460	$(3,250)	$570,577
Non-U.S. government securities	(1,848)	161,865	(655)	46,870	(2,503)	208,735
Corporate securities	(3,177)	325,874	(6,900)	335,228	(10,077)	661,102
Mortgage-backed securities	(3,812)	591,102	(21,517)	958,491	(25,329)	1,549,593
Asset-backed securities	(289)	158,247	(3,673)	319,452	(3,962)	477,699
Total	$(10,540)	$1,652,205	$(34,581)	$1,815,501	$(45,121)	$3,467,706

At December 31, 2006, 1,357 fixed maturity securities were in an unrealized loss position. Of those, 763 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these fixed maturity securities was principally a result of changes in the interest rate environment. During the year ended December 31, 2006, the Company identified securities which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value at the time of impairment, and the Company realized losses of $13.4 million in relation to these securities for 2006.

The following table summarizes the composition of the fixed maturity portfolio by investment ratings assigned by rating agencies at December 31, 2007 and 2006. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	2007		2006
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agency securities	$455,924	9.8%	$876,143	18.6%
AAA / Aaa	3,415,821	73.3%	3,119,196	66.2%
AA / Aa	342,323	7.3%	291,615	6.2%
A / A	370,720	8.0%	359,524	7.6%
BBB	11,718	0.2%	6,481	0.1%
Below BBB	63,496	1.4%	60,694	1.2%
Not rated	234	0.0%	551	0.1%
Total	$4,660,236	100.0%	$4,714,204	100.0%

Contractual maturities of fixed maturity securities are shown below as of December 31, 2007 and 2006. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3.	Investments, cont'd.

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$209,417	$209,467	$202,241	$201,642
Due after one year through five years	982,002	991,128	1,314,642	1,305,760
Due after five years through ten years	335,432	339,317	409,673	408,647
Due after ten years	125,589	125,040	77,379	76,112
Mortgage-backed securities	2,518,435	2,536,755	2,108,017	2,087,502
Asset-backed securities	458,238	458,529	637,867	634,541
Total	$4,629,113	$4,660,236	$4,749,819	$4,714,204

The components of net investment income for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Fixed maturity investments	$258,312	$227,100	$160,863
Other investments	21,286	29,073	13,346
Cash and cash equivalents	11,145	9,466	12,854
	$290,743	$265,639	$187,063
Investment expenses	(9,467)	(8,190)	(6,612)
Net investment income	$281,276	$257,449	$180,451

The analysis of realized investment losses for the years ended December 31, 2007, 2006 and 2005, respectively, is as follows:

	2007	2006	2005
Gross realized gains	$11,658	$5,829	$8,646
Gross realized losses excluding other-than-temporary impairments	(12,630)	(12,807)	(16,890)
Other-than-temporary impairment losses	(17,330)	(13,364)	—
Net realized investment losses	$(18,302)	$(20,342)	$(8,244)

A portfolio of alternative investment and high yield fixed maturity funds (the ‘‘Funds’’) that invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities is included in other investments. At December 31, 2007, the Company had invested a total of $285.6 million (2006 — $204.6 million) in these Funds. At December 31, 2007, the carrying value of the Funds is $358.1 million (2006 — $253.1 million), which approximates fair value, as the underlying securities held by the Funds are valued at fair value. Certain of the Funds are subject to redemption restriction provisions (see Note 11).

At December 31, 2007, the carrying value and fair value of the Company’s senior notes was $447.3 million and $431.7 million, respectively (See Note 7).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

4.	Reserve for losses and loss expenses

Activity in the reserve for losses and loss expenses for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Net reserve for losses and loss expenses, January 1	$2,657,442	$2,586,342	$1,537,458
Incurred related to:
Current year	908,468	885,369	1,813,405
Prior years	(159,387)	(57,739)	(162,462)
Total incurred	749,081	827,630	1,650,943
Paid related to:
Current year	(83,331)	(63,103)	(272,732)
Prior years	(677,987)	(719,753)	(307,257)
Total paid	(761,318)	(782,856)	(579,989)
Acquired reserves (Note 10)	23,879	—	—
Foreign exchange losses (gains)	35,786	26,326	(22,070)
Net reserve for losses and loss expenses, December 31	2,704,870	2,657,442	2,586,342
Losses and loss expenses recoverable	187,354	44,244	17,248
Reserve for losses and loss expenses, December 31	$2,892,224	$2,701,686	$2,603,590

During 2007, the Company’s estimated ultimate losses for prior accident years were reduced by $159.4 million (2006 – $57.7 million; 2005 – $162.5 million) due to lower claims emergence than originally estimated by the Company. During 2007, the Company experienced favorable development in the Insurance segment of $80.4 million in both the Company’s short and long tail lines of business and $79.0 million of favorable development in the Company’s Reinsurance segment primarily in relation to the short tail lines of business. The Insurance segment experienced favorable development in 2006 of $54.4 million across all accident years with the short tail property line and the long tail healthcare liability and professional lines of business representing the largest net reductions. During 2005, the prior accident year development related primarily to the Company’s Reinsurance segment and the lower than expected loss emergence in its short tail lines of business, with the property and catastrophe lines representing the largest net reductions.

Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of the losses and loss expenses resulting from catastrophic events based upon the Company’s historical claims experience is inherently difficult because of the Company’s short operating history and the possible severity of catastrophe claims. Therefore, the Company uses both proprietary and commercially available models, as well as historical reinsurance industry catastrophe claims experience in addition to its own historical data for purposes of evaluating trends and providing an estimate of ultimate claims costs.

A significant portion of the Company’s contracts and policies cover excess layers for high severity exposures. Underwriting results and ultimate claims payments for this type of coverage are therefore not typically reported to the Company until later in the contract and policy lives. As a result, the level of losses paid to date is not necessarily indicative of expected future results.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

5.	Reinsurance

The effects of reinsurance on premiums earned and written during the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Earned	Written	Earned	Written	Earned	Written
Direct	$696,038	$741,556	$472,929	$576,745	$431,831	$473,532
Assumed	1,121,274	1,039,559	1,292,289	1,212,897	1,319,391	1,195,345
Ceded	(222,512)	(206,140)	(126,644)	(204,078)	(27,528)	(49,528)
	$1,594,800	$1,574,975	$1,638,574	$1,585,564	$1,723,694	$1,619,349

The Company purchases reinsurance to reduce its exposure to risk of loss in certain insurance and reinsurance lines of business. Loss recoverables are recorded as assets if the reinsurer is deemed able to meet its obligations. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains primarily liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements.

During the year ended December 31, 2007, the Company recorded ceded losses of $58.6 million (2006 – $31.1; 2005 – $21.1 million). At December 31, 2007, the Company has no allowance for estimated uncollectible premiums receivable or losses recoverable (2006 – Nil).

In August 2006, in order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (‘‘Shackleton’’), a Cayman Island reinsurance company. On August 1, 2006, Shackleton financed the reinsurance coverage provided to Endurance Bermuda through the issuance of a $125 million risk-linked catastrophe bond pursuant to Rule 144A under the Securities Act of 1933 and the entrance into a $110 million multi-year risk-linked credit facility.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

5.	Reinsurance, cont'd.

Shackleton is a variable interest entity under the provisions of FASB Interpretation No. 46(R), ‘‘Consolidation of Variable Interest Entities.’’ The Company is not the primary beneficiary of Shackleton and is therefore not required to consolidate Shackleton in its consolidated financial statements. The Company has no exposure to loss as a result of its involvement with Shackleton.

6.	Deposit accounting

For the year ended December 31, 2007, 2006 and 2005, the Company entered into contracts accounted for as deposits with gross premiums of $28.6 million, $159.0 million, and $143.3 million, respectively, and recorded other underwriting income (loss) of $1.6 million, $1.4 million, and ($4.8) million, respectively, related to such contracts. Gross premiums associated with treaties deemed to transfer only significant underwriting risk were $17.5 million, $135.9 million and $81.4 million during 2007, 2006 and 2005, respectively. Gross premiums associated with treaties deemed to transfer only significant timing risk were $11.1 million, $23.1 million and $61.9 million during 2007, 2006 and 2005, respectively.

7.	Debt and financing arrangements

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

The interest rate for revolving loans under the 2007 Credit Facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 0.5% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR plus a fee ranging from 0.165% to 0.375% depending on the Company’s leverage ratio and if the loan is collateralized or uncollateralized. For letters of credit issued on a collateralized basis, the Company is required to pay a fee ranging from 0.165% to 0.29% on the daily stated amount of such letters of credit. For letters of credit issued

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

7.	Debt and financing arrangements, cont'd.

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

On October 17, 2005, Endurance Holdings issued $200 million principal amount of 6.15% Senior Notes due 2015 (the ‘‘6.15% Senior Notes’’). The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. Endurance Holdings used the net proceeds from the offering to repay the $143.5 million then outstanding under Endurance Holdings’ revolving credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes.

On July 15, 2004, the Company issued $250 million principal amount of 7% Senior Notes due 2034 (the ‘‘7% Senior Notes’’). The 7% Senior Notes were offered by the underwriters at a price of 99.108% of their principal amount, providing an effective yield to investors of 7.072%, and, unless previously redeemed, will mature on July 15, 2034.

The 6.15% Senior Notes and the 7% Senior Notes (collectively, the ‘‘Senior Notes’’) are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings’ existing and future unsecured and unsubordinated debt. The Senior Notes are also effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.

The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. At December 31, 2007, the carrying value of the Senior Notes stood at $447.3 million (2006 – $447.2 million) while the fair value as determined by quoted market valuation was $431.7 million (2006 – $457.5 million). The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2007.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

7.	Debt and financing arrangements, cont'd.

The Company made aggregate interest payments of $29.8 million during the year ended December 31, 2007 (2006 – $29.7 million, 2005 – $21.6 million).

8.	Derivatives

In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U.S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a ‘‘cash flow hedge’’ under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and accordingly, the fair value of the derivative was recorded in other comprehensive income (loss) and is being recognized as a component of interest expense in the statement of income (loss) as the interest expense related to the 7% Senior Notes affects earnings. The net income (loss) effect of the interest rate lock was not material.

The Company currently uses foreign currency forward contracts in its investment portfolios to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. For the years ended December 31, 2007, 2006 and 2005, the Company recognized a realized foreign exchange (loss) gain on forward contracts of approximately ($527,100), $17,900, and Nil, respectively.

9.	Segment reporting

The Company is currently organized into two business segments, Insurance and Reinsurance, which are based on how the Company monitors the performance of its underwriting operations.

•	Insurance — The property line of business is comprised of the insurance and facultative reinsurance of commercial properties. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The agriculture line of business is comprised of multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty lines of business are comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty, healthcare liability, workers’ compensation, and professional lines.

•	Reinsurance — The casualty line of business is comprised of third party liability exposures and workers’ compensation coverages. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. Catastrophe coverages include reinsurance for catastrophic perils on a treaty basis. The agriculture line includes coverages for weather related perils as well as protection from yield and price risks. The marine line includes proportional and non-proportional reinsurance of hull and cargo insurance business. Aerospace coverages include the reinsurance of aviation and space business. Surety and other specialty coverages include proportional and excess of loss coverages of contract and commercial surety business as well as personal accident coverages.

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

9.	Segment reporting, cont'd.

of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated primarily based on each segment’s proportional share of premiums. Ceded reinsurance and recoveries are recorded within the segment to which they apply. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

The following table provides a summary of the segment revenues and results for the year ended December 31, 2007, reserve for losses and loss expenses as of December 31, 2007 and the carrying value of goodwill as of December 31, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$741,556	$1,068,114	$(28,555)	$1,781,115
Ceded premiums written	(189,586)	(16,554)	—	(206,140)
Net premiums written	551,970	1,051,560	(28,555)	1,574,975
Net premiums earned	502,082	1,159,261	(66,543)	1,594,800
Other underwriting income	—	—	1,602	1,602
	502,082	1,159,261	(64,941)	1,596,402
Expenses
Net losses and loss expenses	290,213	502,804	(43,936)	749,081
Acquisition expenses	72,044	255,091	(19,559)	307,576
General and administrative expenses	89,996	127,273	—	217,269
	452,253	885,168	(63,495)	1,273,926
Underwriting income (loss)	$49,829	$274,093	$(1,446)	$322,476
Net loss ratio	57.8%	43.4%	66.0%	47.0%
Acquisition expense ratio	14.4%	22.0%	29.4%	19.3%
General and administrative expense ratio	17.9%	11.0%	—	13.6%
Combined ratio	90.1%	76.4%	95.4%	79.9%
Reserve for losses and loss expenses	$1,182,626	$1,812,561	(102,963)	$2,892,224
Goodwill	$42,202	$38,464	—	$80,666

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

9.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the year ended December 31, 2006, reserve for losses and loss expenses as of December 31, 2006 and the carrying value of goodwill as of December 31, 2006:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$576,745	$1,371,889	$(158,992)	$1,789,642
Ceded premiums written	(160,108)	(43,970)	—	(204,078)
Net premiums written	416,637	1,327,919	(158,992)	1,585,564
Net premiums earned	371,762	1,447,167	(180,355)	1,638,574
Other underwriting income	—	—	1,390	1,390
	371,762	1,447,167	(178,965)	1,639,964
Expenses
Net losses and loss expenses	252,310	696,962	(121,642)	827,630
Acquisition expenses	32,528	341,194	(56,233)	317,489
General and administrative expenses	49,524	140,849	—	190,373
	334,362	1,179,005	(177,875)	1,335,492
Underwriting income (loss)	$37,400	$268,162	$(1,090)	$304,472
Net loss ratio	67.9%	48.2%	67.4%	50.5%
Acquisition expense ratio	8.7%	23.6%	31.2%	19.4%
General and administrative expense ratio	13.3%	9.7%	—	11.6%
Combined ratio	89.9%	81.5%	98.6%	81.5%
Reserve for losses and loss expenses	$865,347	$1,964,961	$(128,622)	$2,701,686
Goodwill	—	$38,464	—	$38,464

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

9.	Segment reporting, cont'd.

The following table provides a summary of the segment revenues and results for the year ended December 31, 2005, reserve for losses and loss expenses as of December 31, 2005 and the carrying value of goodwill as of December 31, 2005:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$421,431	$1,390,737	$(143,291)	$1,668,877
Ceded premiums written	(33,778)	(15,750)	—	(49,528)
Net premiums written	387,653	1,374,987	(143,291)	1,619,349
Net premiums earned	364,175	1,439,267	(79,748)	1,723,694
Other underwriting income	—	—	(4,818)	(4,818)
	364,175	1,439,267	(84,566)	1,718,876
Expenses
Net losses and loss expenses	343,577	1,368,284	(60,918)	1,650,943
Acquisition expenses	27,483	327,236	(23,410)	331,309
General and administrative expenses	35,987	110,432	—	146,419
	407,047	1,805,952	(84,328)	2,128,671
Underwriting loss	$(42,872)	$(366,685)	$(238)	$(409,795)
Net loss ratio	94.3%	95.1%	76.4%	95.8%
Acquisition expense ratio	7.6%	22.7%	29.4%	19.2%
General and administrative expense ratio	9.9%	7.7%	—	8.5%
Combined ratio	111.8%	125.5%	105.8%	123.5%
Reserve for losses and loss expenses	$670,769	$1,979,446	$(46,625)	$2,603,590
Goodwill	—	$32,661	—	$32,661

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income (loss) before income tax (expense) benefit for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Total underwriting income (loss)	$322,476	$304,472	$(409,795)
Net investment income	281,276	257,449	180,451
Net foreign exchange (losses) gains	(7,970)	21,021	(5,140)
Net realized investment losses	(18,302)	(20,342)	(8,244)
Amortization of intangibles	(5,286)	(4,600)	(4,694)
Interest expense	(30,125)	(30,041)	(24,210)
Income (loss) before income taxes	$542,069	$527,959	$(271,632)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

9.	Segment reporting, cont'd.

The following table provides gross premiums written, by line of business, for the year ended December 31, 2007, 2006 and 2005:

Business Segment	2007	2006	2005
Insurance
Property	$134,161	$173,292	$112,736
Casualty	125,124	128,933	129,951
Healthcare liability	92,361	106,988	117,120
Workers’ compensation	262,228	93,779	—
Agriculture	42,242	—	—
Professional lines	85,440	73,753	61,624
Total Insurance	741,556	576,745	421,431
Reinsurance
Casualty	201,032	400,111	385,604
Property	228,796	318,883	361,859
Catastrophe	345,187	291,755	300,892
Agriculture	131,325	107,104	33,035
Marine	53,231	103,387	118,976
Aerospace	39,651	76,816	120,501
Surety and other specialty	68,892	73,833	69,870
Total Reinsurance	1,068,114	1,371,889	1,390,737
Subtotal total company	$1,809,670	$1,948,634	$1,812,168
Deposit accounting(1)	(28,555)	(158,992)	(143,291)
Total	$1,781,115	$1,789,642	$1,668,877

(1) Reconciles the Company’s gross premiums written to the Company’s financial statement presentation.

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
United States	$1,273,432	$1,217,321	$1,032,511
Worldwide	301,650	462,731	479,522
Europe	160,786	186,704	170,840
Japan	18,110	19,505	22,014
Canada	14,152	15,087	21,886
Other	41,540	47,286	85,395
Deposit accounting(1)	(28,555)	(158,992)	(143,291)
Total gross premiums written	$1,781,115	$1,789,642	$1,668,877

(1) Reconciles the Company’s gross premiums written to the Company’s financial statement presentation.

The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

10. Goodwill and intangibles assets

The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2007, 2006 and 2005:

	Goodwill	Intangible assets with indefinite lives	Intangible assets with finite lives	Total
Net balance at December 31, 2005	$32,661	$8,000	$24,972	$65,633
Additions	5,803	3,530	—	9,333
Amortization	—	—	(4,600)	(4,600)
Net balance at December 31, 2006	38,464	11,530	20,372	70,366
Additions	42,202	5,699	93,651	141,552
Amortization	—	—	(5,286)	(5,286)
Net balance at December 31, 2007	$80,666	$17,229	$108,737	$206,632
Gross balance	$80,666	$17,229	$129,737	$227,632
Accumulated Amortization	—	—	(21,000)	(21,000)
Net balance	$80,666	$17,229	$108,737	$206,632

On December 7, 2007, Endurance U.S. Holdings, Inc., an indirect wholly-owned subsidiary of Endurance Holdings acquired all outstanding stock of ARMtech. The base purchase price was $120 million, plus additional amounts as determined in accordance with the terms of the purchase agreement. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program. In connection with the acquisition of ARMtech, the Company recorded $42.0 million of goodwill and $96.7 million of intangible assets. The intangible assets acquired consisted principally of internally developed software, non-compete agreements, state licenses and customer relationships with expected lives between five and fifteen years.

On June 8, 2007, the Company completed the purchase of American Merchants Casualty Company, an admitted insurer in the United States and the District of Columbia. The fair value of the U.S. state licenses was $2.2 million at acquisition and was recorded as an intangible asset with an indefinite life.

On June 5, 2006, the Company completed the purchase of Endurance American, an admitted insurer in the United States and the District of Columbia. The fair value of the U.S. state licenses was $3.5 million at acquisition.

On August 1, 2005, the Company completed the purchase of Endurance American Specialty, a non-admitted insurer of the United States and the District of Columbia. The fair value of the U.S. state licenses was $8.0 million at acquisition.

No impairment of the Company’s goodwill or intangible assets was noted following the annual impairment review for the years ended December 31, 2007 and 2006. The Company expects the amortization of the intangible assets with finite lives to approximate $10.4 million for years 2008 to 2011, $9.6 million for 2012 and $57.8 million for all years thereafter.

11.	Commitments and contingencies

Concentrations of credit risk.    The areas where significant concentrations of credit risk may exist include loss recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables at December 31, 2007 and 2006 amounted to $187.4 million and $44.2 million,

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

11.	Commitments and contingencies, cont'd.

respectively, and primarily resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2007, $117.1 million of losses recoverable (2006: $41.8 million) was due from reinsurers rated A− or better by A.M. Best or Standard & Poors. An additional $67.6 million of losses recoverable was due from a U.S. government sponsored reinsurance program as of December 31, 2007.

As of December 31, 2007, substantially all the Company’s cash and investments were held by three custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources.    During the years ended December 31, 2007, 2006, and 2005, the Company obtained 60.9%, 69.2%, and 74.2% of its gross premiums written before deposit accounting adjustments through four brokers, respectively: Marsh & McLennan Companies, Inc. (including Guy Carpenter) – 25.6% (2006 – 23.2%; 2005 – 26.9%); Aon Corporation – 15.0% (2006 – 19.3%; 2005 – 24.3%); Willis Companies – 14.0% (2006 – 17.8%; 2005 – 13.7%); and Benfield Group – 6.3% (2006 – 8.9%; 2005 – 9.3%).

Letters of credit.    As of December 31, 2007, the Company had issued letters of credit of $574.4 million (December 31, 2006 – $498.5 million) under its credit facility in favor of certain ceding companies.

Investment commitments.    As of December 31, 2007 and 2006, the Company had pledged cash and cash equivalents and fixed maturity investments of $223.2 million and $231.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2007 and 2006, the Company had also pledged $594.7 million and $456.4 million of its cash and fixed maturity investments as required to meet collateral obligations for $532.3 million and $409.9 million in letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2007 and 2006, cash and fixed maturity investments with fair values of $120.3 million and $40.9 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $33.8 million and $28.5 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to other investments at December 31, 2007 and 2006. The Company is generally subject to redemption restriction provisions of between one to three years from the date of acquisition. With respect to the balance of the Company’s other investments at December 31, 2007 and 2006, $144.3 million and $107.8 million were ineligible for redemption, respectively. The remaining other investments may be redeemed by the Company subject to certain notice and limit provisions. In addition, as of December 31, 2007, the Company was committed to investing a further $29.4 million (2006 – $6.2 million) in various investment funds classified as other investments.

Reinsurance commitments.    In the ordinary course of business, the Company enters into reinsurance agreements which may include terms which could require the Company to collateralize certain of its obligations as a result of certain triggering events, as defined in such agreements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

11.	Commitments and contingencies, cont'd.

Employment agreements.    The Company has entered into employment agreements with certain officers that provide for equity incentive awards, executive benefits and severance payments under certain circumstances.

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$10,483
2009	10,402
2010	10,402
2011	10,473
2012	10,415
2013 and thereafter	31,293
$83,468

Total rent expense under operating leases for the year ended December 31, 2007 was $10.2 million (2006 – $8.4 million; 2005 – $7.1 million).

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

12.	Shareholders’ equity

The Company’s share capital at December 31, 2007 and 2006 is comprised as follows:

	2007	2006
Preferred shares Authorized — $1.00 par value each	8,000,000	8,000,000
Issued, outstanding and fully paid: Series A preferred shares — $1.00 par value each	8,000,000	8,000,000
Common shares Authorized — $1.00 par value each	120,000,000	120,000,000
Issued, outstanding and fully paid:
Ordinary common shares — $1.00 par value each	60,364,488	66,480,381

During 2007, the Company issued restricted shares under its equity compensation plans (Note 15). The common shares, issued, outstanding and fully paid for 2007 includes 1,119,489 restricted shares.

During 2007, the Company repurchased its common shares through open market transactions authorized by the Company’s Board of Directors. The repurchases were accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

12.	Shareholders’ equity, cont'd.

The Company’s initial share repurchase program was authorized in May 2004 and expired in February 2007, at which time the Company’s Board of Directors authorized the repurchase of up to 2,000,000 ordinary shares or share equivalents through February 2009. On May 9, 2007, the Company’s Board of Directors approved an increase in the number of ordinary shares authorized for repurchase to 18 million ordinary shares or share equivalents. During 2007 and 2006, the Company repurchased 8,081,199 and 329,100 of its ordinary shares and share equivalents under this program in open market and privately negotiated transactions at an average price of $38.61 and $30.41 per share, respectively. Total authorized repurchases remaining under the plan at December 31, 2007 was approximately 10.2 million shares (2006 — 1.4 million).

On September 11, 2007, Endurance Holdings consummated a variable equity forward sale arrangement under which Endurance Holdings is entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. (the ‘‘forward counterparty’’) for proceeds of approximately $150 million pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3ASR (Registration No. 333-130464) filed with the U.S. Securities and Exchange Commission on September 12, 2007. Under the terms of the forward sale agreement, Endurance Holdings will sell an aggregate of between 2,984,772 and 4,786,827 ordinary shares to the forward counterparty, subject to Endurance Holdings’ right to cash settle or net share settle all or a portion of such agreement.

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

At December 31, 2007 and 2006, 7,094,727 and 7,202,347 warrants were outstanding. Such warrants are exercisable for ordinary and class A shares as follows:

	2007	2006
Ordinary shares	6,493,797	6,601,417
Class A shares	600,930	600,930
	7,094,727	7,202,347

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

12.	Shareholders’ equity, cont'd.

During 2007, the Company repurchased 107,620 of outstanding warrants at an average price of $25.42, net of the average warrant strike price of $16.10 per warrant. The outstanding warrants at December 31, 2007, which have an exercise price of $15.87 (2006 – $16.87) per share, expire on December 14, 2011.

13.	Earnings per share

The Company follows SFAS No. 128, ‘‘Earnings per Share’’, to account for its weighted average shares. Basic earnings (loss) per common share are calculated by dividing net income (loss) available to common shareholders of Endurance Holdings’ ordinary shares and class A shares (collectively referred to as ‘‘common shares’’) by the weighted average number of common shares outstanding. The weighted average number of common shares includes the fully vested restricted share units discussed in Note 15.

Diluted earnings (loss) per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

The following tables set forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Numerator:
Net income (loss)	$521,107	$498,126	$(220,484)
Preferred dividends	(15,500)	(15,500)	(2,720)
Net income (loss) available to common shareholders	505,607	482,626	(223,204)
Denominator:
Weighted average shares – basic
Ordinary shares outstanding	64,541,472	66,208,752	61,760,236
Unreleased restricted shares and restricted share units outstanding	155,197	226,960	268,839
	64,696,669	66,435,712	62,029,075
Share equivalents:
Variable delivery forward	—	—	—
Unvested restricted share units	428,848	483,767	—
Warrants	4,213,550	3,537,522	—
Options	1,200,580	1,298,302	—
Weighted average shares – diluted	70,539,647	71,755,303	62,029,075
Basic earnings (loss) per common share	$7.82	$7.26	$(3.60)
Diluted earnings (loss) per common share	$7.17	$6.73	$(3.60)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

13.	Earnings per share, cont'd.

The following table sets forth dividends declared in the years ended December 31, 2007, 2006, and 2005 respectively.

	2007	2006	2005
Dividends declared per preferred share	$1.94	$1.94	$0.34
Dividends declared per common share	$1.00	$1.00	$1.00

14.	Related party transactions

Certain founding shareholders, including Aon Corporation and its affiliates (‘‘Aon’’), received warrants in conjunction with the capitalization of the Company (see Note 12). During 2006, Aon transferred all of the warrants it had received from the Company to third parties and thus, was no longer an affiliate of the Company at December 31, 2006.

During the years ended December 31, 2006 and 2005, the Company was party to agreements with various affiliates of Aon as follows:

Underwriting activities.    In the normal course of business, the Company entered into reinsurance contracts with various subsidiaries of Aon. Such contracts resulted in net premiums earned of $34.9 million (2005 – $19.0 million), losses and loss expenses of $20.1 million (2005 – $10.4 million) and acquisition expenses of $11.2 million (2005 – $5.7 million) for the year ended December 31, 2006. During the year ended December 31, 2006, affiliates of Aon produced 19.3% (2005 – 24.3%) of the Company’s gross premiums written before deposit accounting adjustments. Related reinsurance premiums receivable totaled Nil and $39.7 million at December 31, 2006 and 2005, respectively.

In addition, the Company paid brokerage fees and commissions to Aon and its affiliates, which varied based on the amount of business produced. During the years ended December 31, 2006 and 2005, the Company incurred $23.0 million and $25.6 million, respectively, in brokerage fees and commissions in connection with these transactions.

15.	Stock-based employee compensation plans

At its meeting on February 28, 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (‘‘2007 Plan’’) to allow for the issuance of equity incentives to non-employee directors of the Company and eligible employees of the Company and its subsidiaries. The 2007 Plan was approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 9, 2007. As such, the Company’s existing Amended and Restated 2002 Stock Option Plan and the Amended and Restated 2003 Non-Employee Director Incentive Plan were merged into the new 2007 Plan.

The 2007 Plan allows the Company to grant to employees and non-employee directors restricted shares, restricted share units, stock appreciation rights, share bonuses, options to purchase the Company’s ordinary shares and other forms of equity incentive awards, as determined by the Compensation Committee of the Company’s Board of Directors.

In September and November 2007, the Company offered to exchange the outstanding restricted share units held by current employees of the Company for new restricted shares. The new restricted shares have substantially the same terms and fair value as the restricted share units, except that dividends on the restricted shares are paid in cash rather than in the form of

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

15.	Stock-based employee compensation plans, cont'd.

additional restricted share units and holders of restricted shares are entitled to vote such shares at the Company’s annual or special general meeting of shareholders.

At the Company’s exclusive option restricted share units may be settled in cash, ordinary shares or in a combination thereof. With respect to certain subsidiaries, the Company generally withholds an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with awards under the 2007 Plan.

Under the terms of the 2007 Plan, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares have been reserved for issuance. The Company issues new ordinary shares upon the exercise of outstanding options or settlement of a vested restricted share unit. As of December 31, 2007, 1,622,951 ordinary shares remained available for issuance under the 2007 Plan.

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123(R) (‘‘SFAS 123(R)’’) under the modified-prospective method as it relates to its stock-based employee and non-employee compensation plan and other stock plans. As part of the adoption of SFAS 123(R), the Company has elected the alternative simplified approach to calculating the excess tax benefits as allowed by Financial Statement of Position 123(R)-3.

Stock Options

The Company issued stock options to employee and non-employee directors, with exercise prices equal to the fair market values of the Company’s ordinary shares on the grant dates. Options generally vest at a rate of 20% per year over a five year term. Option awards have a 10-year contractual life.

A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2007 is presented below:

	For the year ended December 31, 2007
Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Beginning of year	2,575,541	$18.45
Granted	—	—
Exercised	(539,996)	17.46
Forfeited	(8,500)	17.51
Outstanding, end of year	2,027,045	$18.02	4.13	$48,051
Exercisable and vested options, end of year	2,024,045	$18.00	4.13	$48,026

No options were granted during the years ended December 31, 2007, 2006, and 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $11.3 million, $8.1 million, and $2.4 million, respectively. The Company received proceeds of $9.4 million from the exercise of options during the year ended December 31, 2007. The Company issued new ordinary shares in connection with the exercise of the above options.

No options expired during the year ended December 31, 2007. The total grant date fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $0.3 million,

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

15.	Stock-based employee compensation plans, cont'd.

$2.1 million, and $3.7 million, respectively. There were no unrecognized stock-based compensation expenses related to unvested stock options at December 31, 2007.

Restricted Shares and Restricted Share Units

The Company also issues restricted share and restricted share unit awards to employees and non-employee directors for which the fair value is equal to the fair market value of the Company’s ordinary shares on the grant date. Compensation equal to the fair market value of the shares at the measurement date is amortized and charged to income over the vesting period. Restricted share and restricted share unit awards granted prior to September 1, 2007, generally vest over a four or five-year period as follows: 12.5% in years one and five and 25% in years two through four; 25% per year; or 20% per year. Certain restricted shares and restricted share units, which did not require future service, would be forfeited if the holder departed the Company and violated the terms of a non-compete provision. Restricted shares granted to employees and non-employee directors beginning in 2007 vest pro rata over a four-year period and are forfeited upon departure from the Company for any reason. Restricted shares granted to non-employee directors vest twelve months following the date of grant.

On July 1, 2006, the Company created a second option agreement for U.S. taxpayers in order to comply with Section 409A of the U.S. Internal Revenue Code and the regulations promulgated by the U.S. Internal Revenue Service under Section 409A. The new form of option agreement eliminates the reductions in strike price for dividends paid by the Company relating to unexercised options and instead grants restricted share units in an amount equal to the strike price adjustments for dividends paid by the Company. These units generally vest and settle on the first March 1st following the six-month anniversary of the date of issuance of the unit.

A summary of the restricted share and restricted share unit activity during the year ended December 31, 2007 is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of year	789,927
Granted	565,321
Vested	(243,897)
Forfeited	(70,789)
Unvested, end of year	1,040,562
Outstanding, end of year	1,179,318	$49,213

During the years ended December 31, 2007, 2006 and 2005, the Company granted an aggregate of 565,321, 397,763 and 351,952 restricted share and restricted share unit awards with weighted average grant date fair values of $22.7 million, $12.7 million and $12.7 million. During the years ended December 31, 2007, 2006 and 2005, the aggregate fair value of restricted shares and units that vested was $7.8 million, $6.3 million and $8.7 million, respectively.

For the years ended December 31, 2007, 2006 and 2005, compensation costs recognized in earnings for all restricted shares and restricted share units were $10.9 million, $6.2 million, and $9.4 million, respectively. At December 31, 2007, compensation costs not yet recognized related to

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

15.	Stock-based employee compensation plans, cont'd.

non-vested awards was $16.4 million (2006 – $9.2 million). This expense is expected to be recognized between 2008 and 2011, with approximately 59% expected to be recognized during 2008.

Employee Share Purchase Plans

On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the ‘‘ESPP’’) and the 2005 Sharesave Scheme. Neither the ESPP nor the 2005 Sharesave Scheme is subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and neither plan is a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’) the ESPP is a qualified plan under 423 of the code. Total expenses related to these plans for the year ended December 31, 2007 was approximately $148,000 (2006 – $123,000).

Following approval by the Company’s shareholders, 200,000 of Endurance Holdings’ ordinary shares, par value $1.00 per share, were reserved for issuance under the ESPP. Under the terms of the ESPP, employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares at a 15% discount to the closing market price on the purchase date. Participants are eligible to receive dividends on the shares purchased in the ESPP and are also entitled to vote such shares at any annual or special meeting of shareholders. These shares are restricted from sale, transfer or certification for one year from the purchase date.

Under the terms of the 2005 Sharesave Scheme, all U.K. eligible employees may save between £5 and £250 per month for three, five or seven years, as determined by the Company. At the end of the savings period, participating employees’ savings may be used to purchase Endurance Holdings’ ordinary shares at an exercise price, which was established at a 15% discount to the closing market price on the date the options were granted. Participating employees may terminate their participation in the 2005 Sharesave Scheme and receive a refund of their contributed funds. The 2005 Sharesave Scheme was approved by Her Majesty’s Revenue on February 20, 2006.

16.	Pension plan

The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 10% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Contributions for the year ended December 31, 2007 resulted in an expense of $6.4 million being recorded in earnings (2006 — $4.6 million; 2005 — $4.5 million).

17.	Statutory requirements and dividend restrictions

As a holding company, Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders. Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

17.	Statutory requirements and dividend restrictions, cont'd.

based principally on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses, subject to an overall minimum capital and surplus requirement of $100 million. As of December 31, 2007, Endurance Bermuda can pay approximately $1,042 million (2006: $826 million) to Endurance Holdings without prior approval under Bermuda law.

In addition, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin. At December 31, 2007, Endurance Bermuda’s statutory capital and surplus was approximately $2.8 billion (2006 – $2.6 billion). Endurance Bermuda is currently completing 2007 statutory income (loss) statements. Endurance Bermuda recorded statutory net income (loss) of $483.8 million and ($62.8) million for the years ended December 31, 2006 and 2005.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (‘‘FSA’’), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. At December 31, 2007, 2006 and 2005, these requirements had been met. Endurance U.K. is currently completing 2007 statutory profit (loss) accounts. Endurance U.K. recorded statutory net losses of ($0.8) million and ($40.3) million for the years ended December 31, 2006 and 2005.

Endurance U.S. Reinsurance, Endurance American, and Endurance American Specialty are subject to regulation by the Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance and American Merchants is subject to regulation by the Ohio Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2007, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2008 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and American Merchants, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2007, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.4 million and $6.3 million, respectively, without prior regulatory approval. Endurance U.S. Reinsurance recorded statutory net income (loss) of $26.3 million, $63.4 million and ($66.7) million for the years ended December 31, 2007, 2006 and 2005, respectively. Endurance American recorded statutory net (loss) income of ($0.2) million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. Endurance American Specialty recorded statutory net (loss) income of ($12.4) million, $2.0 million and ($16.3) million for the years ended December 31, 2007, 2006 and 2005, respectively. American Merchants recorded statutory net income of $1.1 million for the year ended December 31, 2007. ARMtech recorded statutory net income of $6.3 million for the year ended December 31, 2007.

18.	Taxes

The Company is not required to pay any income or capital gains taxes in Bermuda. The Company has received an assurance from the Minister of Finance of Bermuda under the

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

18.	Taxes, cont'd.

Exempted Undertakings Tax Protection Act of 1966 of Bermuda, as amended, that in the event any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not be applicable to the Company until March 28, 2016 provided that the assurance is subject to the condition that it will not prevent the application of any taxes payable by the Company in respect of real property or leasehold interests in Bermuda held by it. Endurance Bermuda intends to operate in a manner such that it will owe no United States tax other than premium excise tax and withholding taxes on certain investments.

The Company’s subsidiaries based in Canada, the United Kingdom and United States are subject to income taxes in their respective jurisdictions.

The income tax (expense) benefit was as follows for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Current income tax expense	$(12,210)	$(7,822)	$(845)
Deferred income tax (expense) benefit	(8,752)	(22,011)	51,993
	$(20,962)	$(29,833)	$51,148

Of the 2007 current income tax expense, $10.8 million related to taxes incurred in the United States (2006 – $7.4 million; 2005 – $0.9 million). Of the deferred income tax (expense) benefit, $3.0 million and ($11.8) million related to deferred income tax benefits (expenses) in the United States and the United Kingdom, respectively (2006 – ($15.9) million and ($5.7) million; 2005 – $30.7 million and $21.3 million).

The actual income tax (expense) benefit attributable to income for the years ended December 31, 2007, 2006 and 2005 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income tax benefit, as a result of the following:

	2007	2006	2005
Computed expected tax expense	$—	$—	$—
Tax (expense) benefit effect of foreign taxes	(13,772)	(26,959)	51,148
Valuation allowance	(7,190)	(2,874)	—
	$(20,962)	$(29,833)	$51,148

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

18.	Taxes, cont'd.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Deferred income tax assets:
Unearned premiums	$13,904	$12,401
Loss reserves	20,647	17,883
Net operating loss carry forward	14,398	18,149
Unrealized investment losses	—	2,169
Deferred compensation	3,657	3,672
Start-up costs	1,835	2,401
Deferred interest	10,535	5,407
Realized investment losses	3,443	2,874
Other	7,397	4,273
Total deferred tax assets	75,816	69,229
Deferred income tax liabilities:
Deferred acquisition costs	(17,498)	(14,683)
Unrealized investment (gains) losses	(4,725)	4,876
Unrealized foreign exchange	(2,588)	(519)
Temporary differences related to acquisition	(34,087)	—
Other	(7,575)	(2,010)
Total deferred tax liabilities	(66,473)	(12,336)
Valuation allowance	(10,265)	(2,874)
Net deferred income tax (liability) asset	$(922)	$54,019

The Company paid income taxes totaling $25.7 million, $7.1 million, and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net operating loss carryforwards in the amount of $50.5 million are available for application against future taxable income in the United Kingdom. These net operating loss carry forwards have no expiration date. There were no income taxes payable at December 31, 2007 or 2006.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2007, management has established a valuation allowance of $10.3 million against realized investment losses and other items for which the Company does not have current plans to produce future realized investment gains and other income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

19.	Condensed unaudited quarterly financial data

The following is a summary of the unaudited quarterly data for the year ended December 31, 2007:

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Net premiums earned	$377,045	$417,551	$399,742	$400,462
Net investment income	74,813	78,548	62,605	65,310
Net realized investment losses	(2,084)	(9,038)	(3,055)	(4,125)
Subtotal	$449,774	$487,061	$459,292	$461,647
Losses and loss expenses	$210,594	$207,179	$186,456	$144,852
Acquisition and general and administrative expenses	$116,359	$122,605	$131,725	$154,156
Net foreign exchange losses (gains)	$2,613	$(2,072)	$700	$6,729
Net income	$101,835	$135,341	$131,401	$152,530
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)
Net income available to common shareholders	$97,960	$131,466	$127,526	$148,655
Basic earnings per share	$1.47	$2.01	$1.98	$2.39
Diluted earnings per share	$1.36	$1.85	$1.81	$2.18

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

19.	Condensed unaudited quarterly financial data, cont'd.

The following is a summary of the unaudited quarterly data for the year ended December 31, 2006:

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Net premiums earned	$420,206	$406,678	$407,975	$403,715
Net investment income	61,544	60,291	63,581	72,033
Net realized investment losses	(3,330)	(8,729)	(6,375)	(1,908)
Subtotal	$478,420	$458,240	$465,181	$473,840
Losses and loss expenses	$238,732	$269,445	$188,033	$131,420
Acquisition and general and administrative expenses	$119,139	$125,265	$130,392	$133,066
Net foreign exchange (gains) losses	$(2,886)	$(11,997)	$3,633	$(9,771)
Net income	$107,036	$64,050	$128,230	$198,810
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)
Net income available to common shareholders	$103,161	$60,175	$124,355	$194,935
Basic earnings per share	$1.55	$0.91	$1.87	$2.93
Diluted earnings per share	$1.45	$0.85	$1.74	$2.70
Certain comparative information in the unaudited quarterly financial data for the years ended December 31, 2007 and 2006, have been reclassified to conform to current year presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.

Item 9A.	Controls and Procedures

The management of Endurance Specialty Holdings Ltd. (the ‘‘Company’’) is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). This internal control provides monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, controls may become inadequate or the degree of compliance with policies or procedures may deteriorate over time.

Management assessed the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in ‘‘Internal Control — Integrated Framework’’ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

Ernst & Young Ltd., an independent registered public accounting firm, has issued their attestation report on the Company’s internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

No information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2007 was not so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the sections captioned ‘‘Board of Directors,’’ ‘‘Management‘‘ and ‘‘Section 16 Beneficial Ownership Reporting Compliance’’ of our proxy statement for our 2008 Annual General Meeting of Shareholders.

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

The information called for by Item 11 is incorporated herein by reference to the sections captioned ‘‘Compensation Discussion and Analysis,’’ ‘‘Compensation Committee Report’’ and ‘‘Executive Compensation’’ of our Proxy Statement for our 2008 Annual General Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned ‘‘Security Ownership of Certain Beneficial Owners’’ and ‘‘Security Ownership of Directors and Executive Officers’’ of our Proxy Statement for our 2008 Annual General Meeting of Shareholders.

Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,104,888	$18.12	1,842,103
Equity compensation plans not approved by security holders	—	—	—
Total	2,104,888	$18.12	1,842,103

(1)	Weighted average exercise price does not include $0 exercise price of 59,859 restricted share units included in the number of securities to be issued upon exercise.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the sections captioned ‘‘Transactions with Related Persons, Promoters and Certain Control Persons’’ and ‘‘Board of Directors’’ of our Proxy Statement for our 2008 Annual General Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the section captioned ‘‘Audit Fees’’ of our Proxy Statement for our 2008 Annual General Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements on page 92 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on Page 137 hereof.

(3)	Exhibits. See Exhibit Index on beginning on page 148.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: February 29, 2008	/s/ Kenneth J. LeStrange
	Name:	Kenneth J. LeStrange
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. LeStrange	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

Kenneth J. LeStrange

/s/ Michael J. McGuire	Chief Financial Officer	February 29, 2008

Michael J. McGuire

/s/ William R. Babcock	Chief Accounting Officer and Director of Financial Operations	February 29, 2008

William R. Babcock

/s/ Gregor S. Bailar	Director	February 29, 2008

Gregor S. Bailar

/s/ John T. Baily	Director	February 29, 2008

John T. Baily

/s/ Norman Barham	Director	February 29, 2008

Norman Barham

/s/ Galen R. Barnes	Director	February 29, 2008

Galen R. Barnes

/s/ William H. Bolinder	Director	February 29, 2008

William H. Bolinder

/s/ Steven W. Carlsen	Director	February 29, 2008

Steven W. Carlsen

/s/ Brendan R. O’Neill	Director	February 29, 2008

Brendan R. O’Neill

/s/ Richard C. Perry	Director	February 29, 2008

Richard C. Perry

/s/ William J. Raver	Director	February 29, 2008

William J. Raver

/s/ Robert A. Spass	Director	February 29, 2008

Robert A. Spass

Signature	Title	Date

/s/ Therese M. Vaughan	Director	February 29, 2008

Therese M. Vaughan

/s/ R. Max Williamson	Director	February 29, 2008

R. Max Williamson

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON SCHEDULES

To the Board of Directors and Shareholders of Endurance Specialty Holdings Ltd.

We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 28, 2008; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2007. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 28, 2008

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2007
(In thousands of United States dollars)

	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturities
U.S. government and government agencies and authorities	$443,972	$455,924	$455,924
States, municipalities and political subdivisions	86,518	86,972	86,972
Foreign governments	196,165	197,354	197,354
Corporate bonds	925,785	924,702	924,702
Asset backed securities	458,238	458,529	458,529
Mortgage backed securities	2,518,435	2,536,755	2,536,755
Total fixed maturities	$4,629,113	$4,660,236	$4,660,236
Other investments	285,592	358,128	358,128
Total Investments	$4,914,705	$5,018,364	$5,018,364

(1)	Investments in fixed maturity securities are shown at amortized cost.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT
BALANCE SHEETS – PARENT ONLY
DECEMBER 31, 2007 AND 2006
(In thousands of United States dollars except share amounts)

	2007	2006
ASSETS
Investment in subsidiary	$2,948,906	$2,731,690
Cash and cash equivalents	17,099	14,355
Amounts due from subsidiaries	12,428	7,132
Other assets	7,307	6,786
Total assets	$2,985,740	$2,759,963
LIABILITIES
Debt	$447,256	$447,172
Other liabilities	26,225	14,917
Total liabilities	473,481	462,089
SHAREHOLDERS’ EQUITY
Preferred Shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2006 – 8,000,000)	8,000	8,000
Common shares
Ordinary – 60,364,488 issued and outstanding (2006 – 66,480,381)	60,364	66,480
Additional paid-in capital	1,165,300	1,458,063
Accumulated other comprehensive loss	57,725	(14,465)
Retained earnings	1,220,870	779,796
Total shareholders’ equity	2,512,259	2,297,874
Total liabilities and shareholders’ equity	$2,985,740	$2,759,963

See accompanying notes to the consolidated financial statements.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF INCOME (LOSS) – PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

	2007	2006	2005
Revenues
Net investment income (loss)	$325	$223	$(318)
Expenses
General and administrative expenses	19,863	12,339	14,487
Interest expense	30,124	30,040	20,236
Total expenses	49,987	42,379	34,723
Net loss before equity in net income (loss) of subsidiaries	(49,662)	(42,156)	(35,041)
Equity in net income (loss) of subsidiaries	570,769	540,282	(185,443)
Net income (loss)	521,107	498,126	(220,484)
Preferred dividends	(15,500)	(15,500)	(2,720)
Net income (loss) available to common shareholders	$505,607	$482,626	$(223,204)

See accompanying notes to the consolidated financial statements.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS – PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

	2007	2006	2005
Cash flows used in operating activities:
Net income (loss)	$521,107	$498,126	$(220,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	174	167	123
Stock-based compensation expense	4,150	(1,005)	2,106
Equity in net (income) loss of subsidiary	(570,769)	(540,282)	185,443
Other assets	(521)	(647)	28
Other liabilities	4,610	3,949	4,834
Net cash used in operating activities	(41,249)	(39,692)	(27,950)
Cash flows provided by (used in) investing activities:
Investments in subsidiary	—	(11,800)	(588,200)
Dividends received from subsidiary	425,160	114,000	156,720
Net amounts loaned to subsidiaries	1,996	11,807	4,450
Net cash provided by (used in) investing activities	427,156	114,007	(427,030)
Cash flows (used in) provided by financing activities:
Issuance of common shares	10,072	9,253	202,711
Issuance of preference shares	—	—	193,700
Offering and registration costs paid	(715)	(134)	(2,769)
Repurchase of common shares	(309,503)	(10,008)	(51,937)
Settlement of restricted shares	(3,444)	(3,498)	(2,702)
Issuance of long term debt	—	—	199,278
Dividends paid on preferred shares	(15,500)	(15,500)	(2,720)
Dividends paid on common shares	(64,073)	(66,262)	(61,696)
Net cash (used in) provided by financing activities	(383,163)	(86,149)	473,865
Net increase (decrease) in cash and cash equivalents	2,744	(11,834)	18,885
Cash and cash equivalents, beginning of year	14,355	26,189	7,304
Cash and cash equivalents, end of year	$17,099	$14,355	$26,189

See accompanying notes to the consolidated financial statements.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2007

	Insurance	Reinsurance	Deposit Accounting(3)	Total
Deferred Acquisition Costs	$52,185	$117,770	$(987)	$168,968
Reserve for Losses and Loss Expenses	1,182,626	1,812,561	(102,963)	2,892,224
Unearned Premiums	412,557	446,720	(4,192)	855,085
Net Premiums Earned	502,082	1,159,261	(66,543)	1,594,800
Net Investment Income(1)	—	—	—	281,276
Losses and Loss Expenses	290,213	502,804	(43,936)	749,081
Amortization of Deferred Acquisition Costs	72,044	255,091	(19,559)	307,576
Other Operating Expenses(2)	89,996	127,273	—	217,269
Net Premiums Written	551,970	1,051,560	(28,555)	1,574,975

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s premiums.
(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

YEAR ENDED DECEMBER 31, 2006

	Insurance	Reinsurance	Deposit Accounting(3)	Total
Deferred Acquisition Costs	$39,875	$140,042	$(11,108)	$168,809
Reserve for Losses and Loss Expenses	865,347	1,964,961	(128,622)	2,701,686
Unearned Premiums	321,015	564,367	(42,180)	843,202
Net Premiums Earned	371,762	1,447,167	(180,355)	1,638,574
Net Investment Income(1)	—	—	—	257,449
Losses and Loss Expenses	252,310	696,962	(121,642)	827,630
Amortization of Deferred Acquisition Costs	32,528	341,194	(56,233)	317,489
Other Operating Expenses(2)	49,524	140,849	—	190,373
Net Premiums Written	416,637	1,327,919	(158,992)	1,585,564

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s premiums.
(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2005

	Insurance	Reinsurance	Deposit Accounting(3)	Total
Deferred Acquisition Costs	$12,822	$167,655	$(17,885)	$162,592
Reserve for Losses and Loss Expenses	670,769	1,979,446	(46,625)	2,603,590
Unearned Premiums	213,539	653,633	(63,543)	803,629
Net Premiums Earned	364,175	1,439,267	(79,748)	1,723,694
Net Investment Income(1)	—	—	—	180,451
Losses and Loss Expenses	343,577	1,368,284	(60,918)	1,650,943
Amortization of Deferred Acquisition Costs	27,483	327,236	(23,410)	331,309
Other Operating Expenses(2)	35,987	110,432	—	146,419
Net Premiums Written	387,653	1,374,987	(143,291)	1,619,349

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments based on each segment’s premiums.
(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE IV

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2007:
Property and liability insurance	$741,556	$206,140	$1,039,559	$1,574,975	66%
Year ended December 31, 2006:
Property and liability insurance	$576,745	$204,078	$1,212,897	$1,585,564	76%
Year ended December 31, 2005:
Property and liability insurance	$473,532	$49,528	$1,195,345	$1,619,349	74%

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2007

	Insurance	Reinsurance	Deposit Accounting(2)	Total
Deferred Acquisition Costs	$52,185	$117,770	$(987)	$168,968
Reserve for Losses and Loss Expenses	1,182,626	1,812,561	(102,963)	2,892,224
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	412,557	446,720	(4,192)	855,085
Net Premiums Earned	502,082	1,159,261	(66,543)	1,594,800
Net Investment Income(1)	—	—	—	281,276
Losses and Loss Expenses
Current Year	370,626	577,212	(39,370)	908,468
Prior Year	(80,413)	(74,408)	(4,566)	(159,387)
Amortization of Deferred Acquisition Costs	72,044	255,091	(19,559)	307,576
Paid Losses and Loss Expenses	147,053	683,861	(69,596)	761,318
Net Premiums Written	551,970	1,051,560	(28,555)	1,574,975

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

YEAR ENDED DECEMBER 31, 2006

	Insurance	Reinsurance	Deposit Accounting(2)	Total
Deferred Acquisition Costs	$39,875	$140,042	$(11,108)	$168,809
Reserve for Losses and Loss Expenses	865,347	1,964,961	(128,622)	2,701,686
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	321,015	564,367	(42,180)	843,202
Net Premiums Earned	371,762	1,447,167	(180,355)	1,638,574
Net Investment Income(1)	—	—		257,449
Losses and Loss Expenses
Current Year	306,697	701,950	(123,278)	885,369
Prior Year	(54,387)	(4,988)	1,636	(57,739)
Amortization of Deferred Acquisition Costs	32,528	341,194	(56,233)	317,489
Paid Losses and Loss Expenses	87,531	734,971	(39,644)	782,858
Net Premiums Written	416,637	1,327,919	(158,992)	1,585,564

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars)

YEAR ENDED DECEMBER 31, 2005

	Insurance	Reinsurance	Deposit Accounting(2)	Total
Deferred Acquisition Costs	$12,822	$167,655	$(17,885)	$162,592
Reserve for Losses and Loss Expenses	670,769	1,979,446	(46,625)	2,603,590
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	213,539	653,633	(63,543)	803,629
Net Premiums Earned	364,175	1,439,267	(79,748)	1,723,694
Net Investment Income(1)	—	—	—	180,451
Losses and Loss Expenses
Current Year	401,573	1,472,750	(60,918)	1,813,405
Prior Year	(57,996)	(104,466)	—	(162,462)
Amortization of Deferred Acquisition Costs	27,483	327,236	(23,410)	331,309
Paid Losses and Loss Expenses	50,020	544,261	(14,293)	579,988
Net Premiums Written	387,653	1,374,987	(143,291)	1,619,349

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2005.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.
4.4	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.5	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.6	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.7	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.
4.8	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.
4.9	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.
4.10	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
4.11	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.
10.1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on January 28, 2003.

Exhibit Number	Description of Document
10.2	Registration Rights Agreement, dated as of July 22, 2002, among the Registrant and each of the persons listed on Schedule A thereto. Incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
10.3	Amended and Restated Credit Agreement, dated as of May 8, 2007, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007.
10.4	First Amendment dated July 18, 2007 to the Amended and Restated Credit Agreement, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to the Current Report on Form 8-K filed on July 19, 2007.
10.5	Amended and Restated Pledge and Security Agreement, dated as of May 8, 2007, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent, The Bank of New York, as Custodian and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007.
10.6	Amended and Restated Account Control Agreement, dated as of May 8, 2007, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007
10.7	Underlease, dated July 18, 2003, between Centre Solutions (Bermuda) Limited and Endurance Specialty Insurance Ltd. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003.
10.8	Share Purchase Agreement by and among Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P and Endurance Specialty Holdings Ltd., dated as of May 22, 2007. Incorporated herein by reference to the Current Report on Form 8-K filed on May 23, 2007.
10.9	Share Purchase Agreement by and among Capital Z Financial Services Fund II, L.P., Capital Z Financial Services Private Fund II, L.P., Robert A. Spass and Endurance Specialty Holdings Ltd., dated as of November 15, 2007. Incorporated herein by reference to the Current Report on Form 8-K filed on November 19, 2007.
10.10	Warrant Purchase Agreement by and between Robert A. Spass and Endurance Specialty Holdings Ltd., dated as of December 3, 2007 Incorporated herein by reference to the Current Report on Form 8-K filed on December 5, 2007.
10.11	Stock Purchase Agreement, dated as of September 7, 2007, by and among the Sellers named therein; ARMtech, Inc.; ARMtech Holdings, Inc.; ARMtech Insurance Services, Inc.; American Agri-Business Insurance Company; and Endurance U.S. Holdings Corp. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2007.
10.12	Underwriting Agreement, dated September 10, 2007, among Deutsche Bank Securities Inc.; Deutsche Bank AG, London branch; and Endurance Specialty Holdings Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on September 12, 2007.

Exhibit Number	Description of Document
10.13	Forward Sale Agreement, dated September 10, 2007, from Deutsche Bank AG, London branch to Endurance Specialty Holdings Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on September 12, 2007.
10.14	Reinsurance Agreement, dated as of August 1, 2006, by and between Endurance Specialty Insurance Ltd. and Shackleton Re Limited. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 1, 2006.
10.15	Reinsurance Agreement, dated as of August 1, 2006, by and between Endurance Specialty Insurance Ltd. and Shackleton Re Limited. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on August 1, 2006.
10.16	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.17	Form of Share Option Agreement No. 2. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**
10.18	Form of Option Dividend Restricted Share Unit Agreement. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**
10.19	2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.20	Form of Restricted Share Agreement. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.21	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.22	2005 Sharesave Scheme. Incorporated by reference to exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005.**
10.23	Employment Agreement, dated May 31, 2007, by and between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to the Current Report on Form 8-K filed on June 1, 2007. **
10.24	Form of Executive Employment Agreement. Incorporated herein by reference to the Current Report on Form 8-K filed on October 1, 2007. **
10.25	Form of Executive Indemnification Agreement. Incorporated herein by reference to the Current Report on Form 8-K filed on October 1, 2007. **
10.26	Termination Agreement entered into as of June 1, 2006 between Endurance Services Limited and Steven W. Carlsen. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2006.**
10.27	Amendment No. 1 to Share Option Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 6, 2006.**
10.28	Amendment No. 1 to Restricted Share Unit Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 6, 2006.**
10.29	Consulting Agreement, effective as of June 1, 2006, by and between Endurance Services Limited, and Shadowbrook Advising Inc. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 6, 2006.**

Exhibit Number	Description of Document
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.