Form 10-Q
period 2008-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2008-05-09
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2008, or

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

Yes / X /    No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer / X /	Accelerated filer / /	Non-accelerated filer / /	Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /    No / X /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 6, 2008
Ordinary Shares – $1.00 par value	60,121,867

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	March 31, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,671,293 and $4,629,113 at March 31, 2008 and December 31, 2007)	$4,710,467	$4,660,236
Other investments	369,347	358,128
Total investments	5,079,814	5,018,364
Cash and cash equivalents	549,692	567,825
Premiums receivable, net	1,088,998	723,832
Deferred acquisition costs	184,646	168,968
Securities lending collateral	241,343	173,041
Prepaid reinsurance premiums	268,442	122,594
Losses recoverable	150,665	187,354
Accrued investment income	33,650	38,543
Intangible assets	208,202	206,632
Deferred tax asset	17,702	—
Other assets	52,057	63,574
Total assets	$7,875,211	$7,270,727
LIABILITIES
Reserve for losses and loss expenses	$2,928,427	$2,892,224
Reserve for unearned premiums	1,269,318	855,085
Deposit liabilities	105,115	108,943
Reinsurance balances payable	224,223	162,899
Securities lending payable	241,343	173,041
Debt	448,978	448,753
Deferred tax liability	—	922
Other liabilities	119,633	116,601
Total liabilities	5,337,037	4,758,468
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – 8,000,000 issued and outstanding (2007 – 8,000,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 60,097,750 issued and outstanding (2007 – 60,364,488)	60,098	60,364
Additional paid-in capital	1,127,594	1,165,300
Accumulated other comprehensive income	62,705	57,725
Retained earnings	1,279,777	1,220,870
Total shareholders’ equity	2,538,174	2,512,259
Total liabilities and shareholders’ equity	$7,875,211	$7,270,727

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues
Gross premiums written	$868,591	$573,291
Ceded premiums written	(227,804)	(39,626)
Net premiums written	640,787	533,665
Change in unearned premiums	(268,744)	(156,620)
Net premiums earned	372,043	377,045
Net investment income	46,878	74,813
Net realized investment losses	(11,484)	(2,084)
Other underwriting loss	(740)	(5,936)
Total revenues	406,697	443,838
Expenses
Losses and loss expenses	189,502	210,594
Acquisition expenses	74,374	67,530
General and administrative expenses	50,044	48,829
Amortization of intangibles	2,688	1,127
Net foreign exchange losses	3,107	2,613
Interest expense	7,534	7,529
Total expenses	327,249	338,222
Income before income taxes	79,448	105,616
Income tax expense	(1,637)	(3,781)
Net income	77,811	101,835
Preferred dividends	(3,875)	(3,875)
Net income available to common shareholders	$73,936	$97,960
Comprehensive income
Net income	$77,811	$101,835
Other comprehensive income
Net unrealized holding (losses) gains on investments arising during the period (net of applicable deferred income taxes in 2008 – ($1,102) and 2007 – ($1,251))	(4,582)	12,039
Foreign currency translation adjustments	(1,944)	189
Reclassification adjustment for net realized losses included in net income	11,484	2,084
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22
Other comprehensive income	4,980	14,334
Comprehensive income	$82,791	$116,169
Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	58,823,353	66,612,980
Diluted	64,503,281	72,073,063
Basic earnings per common share	$1.26	$1.47
Diluted earnings per common share	$1.15	$1.36

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	Three Months Ended March 31,
	2008	2007
Preferred shares
Balance, beginning and end of period	$8,000	$8,000
Common shares
Balance, beginning of period	60,364	66,480
Issuance of common shares	478	348
Repurchase of common shares	(744)	(860)
Balance, end of period	60,098	65,968
Additional paid-in capital
Balance, beginning of period	1,165,300	1,458,063
Issuance of common shares	(20)	3,290
Repurchase of common shares	(39,775)	(29,212)
Issuance of restricted share units in lieu of dividends	5	106
Public offering and registration costs	(44)	(18)
Settlement of equity awards	(1,833)	(1,950)
Stock-based compensation expense	3,961	1,344
Balance, end of period	1,127,594	1,431,623
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of period	33,393	28,852
Foreign currency translation adjustments	(1,944)	189
Balance, end of period	31,449	29,041
Unrealized holding gains (losses) on investments:
Balance, beginning of period	26,718	(40,841)
Net unrealized holding gains arising during the period, net of reclassification adjustment	6,902	14,123
Balance, end of period	33,620	(26,718)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,386)	(2,476)
Net change from current period hedging transactions, net of reclassification adjustment	22	22
Balance, end of period	(2,364)	(2,454)
Total accumulated other comprehensive income (loss)	62,705	(131)
Retained earnings
Balance, beginning of period	1,220,870	779,796
Net income	77,811	101,835
Issuance of restricted share units in lieu of dividends	(5)	(106)
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(15,024)	(16,564)
Balance, end of period	1,279,777	861,086
Total shareholders’ equity	$2,538,174	$2,366,546

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$77,811	$101,835
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net premium on investments	574	1,823
Depreciation and amortization of other intangibles	6,227	3,823
Net realized investment losses	11,484	2,084
Deferred taxes	(19,726)	(8,513)
Stock-based compensation expense	3,961	1,344
Equity in earnings of unconsolidated ventures	16,112	(12,153)
Premiums receivable, net	(98,219)	(147,494)
Deferred acquisition costs	(15,678)	(17,565)
Losses recoverable	36,689	(11,335)
Prepaid reinsurance premiums	(145,848)	12,336
Accrued investment income	4,893	3,900
Other assets	9,591	1,545
Reserve for losses and loss expenses	36,203	88,497
Reserve for unearned premiums	414,233	144,546
Deposit liabilities	(3,828)	(5,644)
Reinsurance balances payable	(205,226)	(23,399)
Other liabilities	13,485	(13,825)
Net cash provided by operating activities	142,738	121,805
Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	491,542	556,711
Proceeds from maturities and calls on fixed maturity investments	167,229	153,817
Proceeds from the redemption of other investments	219	—
Purchases of fixed maturity investments	(717,245)	(807,490)
Purchase of investments in other ventures, under equity method	(27,550)	(2,500)
Purchases of fixed assets	(2,615)	(2,082)
Change in securities lending collateral received	(68,302)	9,064
Net cash paid for subsidiary acquisition	(16,608)	(1,359)
Net cash used in investing activities	(173,330)	(93,839)
Cash flows provided by (used in) financing activities:
Issuance of common shares	425	3,638
Settlement of equity awards	(1,833)	(1,950)
Offering and registration costs paid	(380)	(18)
Change in securities lending collateral	68,302	(9,064)
Repurchase of common shares	(40,519)	(30,072)
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(15,278)	(16,564)
Net cash provided by (used in) financing activities	6,842	(57,905)
Effect of exchange rate changes on cash and cash equivalents	5,617	967
Net decrease in cash and cash equivalents	(18,133)	(28,972)
Cash and cash equivalents, beginning of period	567,825	547,772
Cash and cash equivalents, end of period	$549,692	$518,800
Supplemental cash flow information
Net taxes paid	$3,141	$45
Interest paid	$8,772	$8,750

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

Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries:

Operating Subsidiary	Domicile
Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’)	Bermuda
Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’)	London
Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’)	Delaware
Endurance American Insurance Company (‘‘Endurance American’’)	Delaware
Endurance American Specialty Insurance Company (‘‘Endurance American Specialty’’)	Delaware
American Merchants Casualty Company (‘‘American Merchants’’)	Ohio
American Agri-Business Insurance Company and ARMtech Insurance Services, Inc. (together, ‘‘ARMtech’’)	Texas

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the ‘‘2007 Annual Report on Form 10-K’’).

Certain reclassifications have been made for 2007 to conform to the 2008 presentation and have no impact on net income previously reported.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Investments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurement’’ (‘‘SFAS No. 157’’). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Under SFAS No. 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS No. 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in detail below. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities.

Level 2 inputs are inputs other than quoted prices within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies.

Level 3 inputs are unobservable inputs for the asset or liability.

In accordance with SFAS No. 157, the Company maximizes the use of observable inputs in its valuation techniques and applies unobservable inputs only to the extent that observable inputs are unavailable. The major classes of assets and liabilities carried at fair value by the Company at March 31, 2008 include fixed maturity investments and securities lending collateral.

The Company’s fixed maturity investments are comprised of a variety of different securities, which are leveled based on the valuation technique and inputs used in their valuation. Valuation of current issue U.S. government securities are generally based on level 1 inputs, which use the market approach valuation technique. The valuation of other fixed maturity investments, including non-current U.S. government treasury securities, corporate debt and U.S. agency and non-agency mortgage and asset-backed securities generally incorporate significant level 2 inputs such as indexes or broker dealer and vendor quotes using the market and income approach techniques. The Company may assign a lower level to inputs typically considered to be level 2 based on its assessment of liquidity and relative level of uncertainty surrounding the inputs. At March 31, 2008, the Company transferred in certain Alt-A, asset-backed and high yield investments to level 3 due to the lack of liquidity in the market related to these securities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Investments, cont’d.

The following table sets forth the Company’s fixed maturity investments categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at March 31, 2008:

		Fair Value Measurements at March 31, 2008
	Total at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency securities	$638,469	$1,207	$637,262	$—
Non-U.S. government securities	323,501	—	323,379	122
Corporate securities	823,840	—	820,385	3,455
Mortgage-backed securities	2,505,182	—	2,437,957	67,225
Asset-backed securities	419,475	—	373,431	46,044
Total	$4,710,467	$1,207	$4,592,414	$116,846

The following table presents the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at March 31, 2008:

		Fair Value Measurements at March 31, 2008
	Total at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities lending collateral	$241,343	$—	$241,343	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using level 3 inputs during the three months ended March 31, 2008:

Fixed maturity Investments
Level 3 as of January 1, 2008	$23,795
Total realized and unrealized gains (losses):
Included in earnings	(1,614)
Included in other comprehensive income	(1,184)
Purchases, issuances and settlements	5,266
Net transfers in of level 3	90,583
Level 3 as of March 31, 2008	$116,846

Total amount of gains and losses for the period included in earnings (net realized investment losses) attributable to the change in unrealized gains or losses related to fixed maturity investments still held at March 31, 2008 were $5.5 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Earnings per share

Endurance Holdings follows SFAS No. 128, ‘‘Earnings per Share,’’ to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the unsettled restricted share units and unreleased restricted shares discussed in detail in the Company’s 2007 Annual Report on Form 10-K. Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
Numerator:
Net income available to common shareholders	$73,936	$97,960
Denominator:
Weighted average shares – basic
Common shares outstanding	58,709,444	66,418,642
Unsettled restricted share units and unreleased restricted shares	113,909	194,338
	58,823,353	66,612,980
Share equivalents
Variable delivery forward	—	—
Unvested restricted share units	329,775	486,394
Warrants	4,240,693	3,795,596
Options	1,109,460	1,178,093
Weighted average shares – diluted	64,503,281	72,073,063
Basic earnings per common share	$1.26	$1.47
Diluted earnings per common share	$1.15	$1.36

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on February 13, 2008 (2007 – $0.484375). The preferred share dividend was paid on March 17, 2008 to shareholders of record on March 3, 2008. Endurance Holdings also declared a dividend of $0.25 per common share on February 13, 2008 (2007 – $0.25). The dividend was paid on March 28, 2008 to shareholders of record on March 14, 2008.

	Three months ended March 31,
	2008	2007
Dividends declared per preferred share	$0.484375	$0.484375
Dividends declared per common share	$0.25	$0.25

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Stock-based employee compensation and other stock plans

The Company has a stock-based employee compensation plan (the ‘‘2007 Equity Plan’’), which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees.

No options were granted during the quarters ended March 31, 2008 and 2007. The total intrinsic value of options exercised during the quarter ended March 31, 2008 was $0.3 million (2007 – $3.9 million). The Company received proceeds of $0.4 million (2007 – $3.5 million) from the exercise of options during the quarter ended March 31, 2008. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the quarters ended March 31, 2008 and 2007. There were no options vested during the quarter ended March 31, 2008 (2007 – grant date fair value $0.1 million). There were no unrecognized stock-based compensation expenses related to unvested stock options at March 31, 2008 and 2007.

During the quarter ended March 31, 2008, the Company granted an aggregate of 480,168 (2007 – 10,751) restricted shares and restricted share units with weighted average grant date fair values of $18.8 million (2007 – $0.4 million). During the quarter ended March 31, 2008, the aggregate fair value of restricted shares and restricted share units that vested was $3.4 million (2007 – $3.9 million). For the quarter ended March 31, 2008, compensation costs recognized in earnings for all restricted shares and restricted share units were $4.0 million (2007 – $1.3 million). At March 31, 2008, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $28.0 million (2007 – $7.7 million).

Total expenses related to the Company’s Employee share Purchase Plan and Sharesave Scheme were approximately $43,300 (2007 – $33,000) for the quarter ended March 31, 2008.

5.	Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments: Insurance and Reinsurance, which are comprised of the following lines of business:

Insurance segment lines of business

•	Property

•	Casualty

•	Healthcare Liability

•	Workers’ Compensation

•	Agriculture

•	Professional Lines

Reinsurance segment lines of business

•	Casualty

•	Property

•	Catastrophe

•	Agriculture

•	Aerospace and Marine

•	Surety and Other Specialty

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. General and administrative expenses incurred by the segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Ceded reinsurance and recoveries are recorded within the segment to which they apply. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2008:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$585,134	$285,478	$(2,021)	$868,591
Ceded premiums written	(228,993)	1,189	—	(227,804)
Net premiums written	356,141	286,667	(2,021)	640,787
Net premiums earned	167,982	205,735	(1,674)	372,043
Other underwriting loss	—	—	(740)	(740)
	167,982	205,735	(2,414)	371,303
Expenses
Net losses and loss expenses	130,950	61,202	(2,650)	189,502
Acquisition expenses	23,117	51,157	100	74,374
General and administrative expenses	20,561	29,483	—	50,044
	174,628	141,842	(2,550)	313,920
Underwriting (loss) income	$(6,646)	$63,893	$136	$57,383
Net loss ratio	78.0%	29.7%	158.3%	50.9%
Acquisition expense ratio	13.8%	24.9%	(6.0%)	20.0%
General and administrative expense ratio	12.2%	14.3%	—	13.5%
Combined ratio	104.0%	68.9%	152.3%	84.4%
Reserve for losses and loss expenses	$1,261,637	$1,766,183	$(99,393)	$2,928,427

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$147,033	$429,473	$(3,215)	$573,291
Ceded premiums written	(38,944)	(682)	—	(39,626)
Net premiums written	108,089	428,791	(3,215)	533,665
Net premiums earned	110,324	291,396	(24,675)	377,045
Other underwriting loss	—	—	(5,936)	(5,936)
	110,324	291,396	(30,611)	371,109
Expenses
Net losses and loss expenses	63,529	169,699	(22,634)	210,594
Acquisition expenses	13,826	61,417	(7,713)	67,530
General and administrative expenses	22,217	26,612	—	48,829
	99,572	257,728	(30,347)	326,953
Underwriting income (loss)	$10,752	$33,668	$(264)	$44,156
Net loss ratio	57.6%	58.2%	91.7%	55.9%
Acquisition expense ratio	12.5%	21.1%	31.3%	17.9%
General and administrative expense ratio	20.2%	9.1%	—	12.9%
Combined ratio	90.3%	88.4%	123.0%	86.7%
Reserve for losses and loss expenses	$918,534	$2,010,117	$(138,468)	$2,790,183

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2008 and 2007:

	2008	2007
Total underwriting income	$57,383	$44,156
Net investment income	46,878	74,813
Net foreign exchange losses	(3,107)	(2,613)
Net realized investment losses	(11,484)	(2,084)
Amortization of intangibles	(2,688)	(1,127)
Interest expense	(7,534)	(7,529)
Income before income taxes	$79,448	$105,616

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Segment reporting, cont’d.

The following table provides gross premiums written, by line of business, for the three months ended March 31, 2008 and 2007:

Business Segment	2008	2007
Insurance
Property	$31,183	$27,042
Casualty	25,124	26,796
Healthcare Liability	16,492	18,790
Workers’ Compensation	83,480	61,633
Agriculture	413,419	—
Professional Lines	15,436	12,772
Total Insurance	585,134	147,033
Reinsurance
Casualty	69,301	91,936
Property	36,248	36,701
Catastrophe	105,234	140,499
Agriculture	10,911	93,061
Aerospace and Marine	36,536	39,560
Surety and Other Specialty	27,248	27,716
Total Reinsurance	285,478	429,473
Subtotal	$870,612	$576,506
Deposit accounting(1)	(2,021)	(3,215)
Total	$868,591	$573,291

(1) Reconciles gross premiums written to the Company’s financial statement presentation.

6.	Commitments and contingencies

Concentrations of credit risk.    The Company’s reinsurance recoverables at March 31, 2008 and December 31, 2007 amounted to $150.7 million and $187.4 million, respectively. At March 31, 2008, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A− or better by A.M. Best or Standard & Poors.

Major production sources.    During the three months ended March 31, 2008 and 2007, the Company obtained 28.4% and 67.8% of its gross premiums written before deposit accounting adjustments through four brokers, respectively: Marsh & McLennan Companies, Inc. (including Guy Carpenter) – 9.6% (2007 – 31.7%); Aon Corporation – 8.1% (2007 – 17.0%); Benfield Group – 6.0% (2007 – 9.5%); and Willis Companies – 4.7% (2007 – 9.6%). The decrease in the percentage of gross premiums written through these four brokers was primarily attributable to gross premiums written by ARMtech during the three months ended March 31, 2008, which was produced through various independent agents.

Letters of credit.    As of March 31, 2008, the Company had issued letters of credit of $557.2 million (December 31, 2007 – $574.4 million) under its credit facility in favor of certain ceding companies.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Commitments and contingencies, cont’d.

Investment commitments.    As of March 31, 2008 and December 31, 2007, the Company had pledged cash and cash equivalents and fixed maturity investments of $169.6 million and $223.2 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2008 and December 31, 2007, the Company had also pledged $614.0 million and $594.7 million of its fixed maturity investments as collateral for $540.0 million and $532.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2008 and December 31, 2007, cash and fixed maturity investments with fair values of $120.8 million and $120.3 million were on deposit with U.S. state regulators, respectively, and $22.9 million and $33.8 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to other investments at March 31, 2008 and December 31, 2007. The Company is generally subject to redemption restriction provisions of between one to three years from the date of acquisition. With respect to the balance of the Company’s other investments at March 31, 2008 and December 31, 2007, $161.3 million and $144.3 million were ineligible for redemption, respectively. The remaining other investments may be redeemed by the Company subject to certain notice and limit provisions. In addition, as of March 31, 2008, the Company was committed to investing a further $2.3 million (December 31, 2007 – $29.4 million) in various investment funds classified as other investments.

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

Operating Leases.    The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2008 are as follows:

Twelve Months Ended March 31,	Amount
2009	$10,648
2010	10,542
2011	10,520
2012	10,641
2013	10,512
2014 and thereafter	28,777
$81,640

Total lease expense under operating leases for the three months ended March 31, 2008 was $2.7 million (2007 – $2.6 million).

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

7.	Recent accounting pronouncements

Statement of Financial Accounting Standards No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement of No. 115’’ was effective January 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities under this statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the financial condition and results of operations for the three month period ended March 31, 2008 of Endurance Specialty Holdings Ltd. (‘‘Endurance Holdings’’) and its wholly-owned subsidiaries (collectively, the ‘‘Company’’). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this ‘‘Form 10-Q’’) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the ‘‘2007 Annual Report on Form 10-K’’).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the ‘‘Risk Factors’’ set forth in the 2007 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and has seven wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. (‘‘Endurance Bermuda’’), domiciled in Bermuda;

•	Endurance Worldwide Insurance Limited (‘‘Endurance U.K.’’), domiciled in England;

•	Endurance Reinsurance Corporation of America (‘‘Endurance U.S. Reinsurance’’), domiciled in Delaware;

•	Endurance American Insurance Company (‘‘Endurance American’’), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (‘‘Endurance American Specialty’’), domiciled in Delaware;

•	American Merchants Casualty Company (‘‘American Merchants’’), domiciled in Ohio; and

•	American Agri-Business Insurance Company and ARMtech Insurance Services, Inc. (collectively ‘‘ARMtech’’), both domiciled in Texas.

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

In the Insurance segment, the Company writes property, casualty, healthcare liability, workers’ compensation, agriculture and professional lines insurance. In the Reinsurance segment, the Company writes casualty, property, catastrophe, agriculture, aerospace and marine and surety and other specialty reinsurance.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss expenses. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2007 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report with the exception of the investment policy noted below. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Investments.    The Company currently classifies all of its fixed maturity investments, including short-term investments, as ‘‘available for sale’’ and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its fixed maturity securities in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157 (‘‘SFAS No. 157’’), which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes three levels of inputs, which are as follows:

•	Level 1 – unadjusted, quoted prices in active markets for identical assets or liabilities;

•	Level 2 – inputs other than quoted prices within level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies; and

•	Level 3 – unobservable inputs for the asset or liability.

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The adoption of SFAS No. 157 by the Company did not materially change the Company’s valuation of its fixed maturity investments. For further discussion of SFAS No. 157, see Note 2 of the notes to the unaudited condensed consolidated financial statements contained herein.

For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and the estimated economic life of the security. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, resulting in future cash flows determining current book value.

In accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ and Financial Statement of Position (‘‘FSP’’) 115-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’’ the Company periodically reviews its fixed maturity investments, including short-term investments, to determine whether a decline in the fair value below the amortized cost basis is other-than-temporary. If such a decline in the fair value is judged to be other-than-temporary, the Company writes-down the investment to fair value, thereby establishing a new cost basis. The amount of the write-down is charged to income as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value.

Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying amounts of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends.

Consolidated results of operations — for the three month periods ended March 31, 2008 and 2007

The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$868,591	$573,291	51.5%
Net premiums written	640,787	533,665	20.1%
Net premiums earned	372,043	377,045	(1.3%)
Net investment income	46,878	74,813	(37.3%)
Net realized investment losses	(11,484)	(2,084)	(451.1%)
Other underwriting loss	(740)	(5,936)	87.5%
Total revenues	406,697	443,838	(8.4%)
Expenses
Losses and loss expenses	189,502	210,594	(10.0%)
Acquisition expenses	74,374	67,530	10.1%
General and administrative expenses	50,044	48,829	2.5%
Amortization of intangibles	2,688	1,127	138.5%
Net foreign exchange losses	3,107	2,613	18.9%
Interest expense	7,534	7,529	0.1%
Income tax expense	1,637	3,781	(56.7%)
Net income	$77,811	$101,835	(23.6%)
Net loss ratio	50.9%	55.9%	(5.0)
Acquisition expense ratio	20.0%	17.9%	2.1
General and administrative expense ratio	13.5%	12.9%	0.6
Combined ratio	84.4%	86.7%	(2.3)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums

Gross premiums written in the three months ended March 31, 2008 were $868.6 million, an increase of $295.3 million, or 51.5%, compared to the same period in 2007. The increase was attributable primarily to the addition of gross premiums written in the agriculture line of business in the Insurance segment by ARMtech, which was acquired by the Company in the fourth quarter of 2007. Agricultural insurance writings are seasonal in nature and the majority of gross written premiums and ceded written premiums expected to be recorded during 2008 have been recorded during the three months ended March 31, 2008. Consistent with the other lines of the Insurance segment, premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policies. The growth in gross premiums written was partially offset by declines in premiums written within the Reinsurance segment, as the Company saw increased risk retentions by clients, attrition in its agriculture reinsurance line as a result of the ARMtech acquisition and non-renewals of business which failed to meet the Company’s underwriting standards.

Ceded premiums written increased in the first quarter of 2008 from the same period in 2007 primarily as a result of ceded premiums related to the Insurance segment’s agriculture line. The majority of premiums ceded by the Insurance segment’s agriculture line were through a U.S. government sponsored reinsurance program. The Company’s net written premiums also increased as a result of premiums retained by the Company in relation to the Insurance segment’s agriculture line.

Net premiums earned for the three months ended March 31, 2008 were $372.0 million, a decrease of $5.0 million, or 1.3%, from the first quarter of 2007. The decrease in net premiums earned resulted from decreases in earned premiums in the Reinsurance segment. In addition, agricultural premiums written in the Insurance segment were recorded and began earning late in the first quarter and thus contributed only modestly to earned premiums in the first quarter of 2008.

Net Investment Income

Endurance’s net investment income of $46.9 million decreased 37.3% or $27.9 million for the quarter ended March 31, 2008 as compared to the same period in 2007. During the first quarter of 2008, the Company realized a mark to market loss of $16.1 million on its alternative investments and high yield funds, included in other investments, as compared to a gain of $12.2 million in the first quarter of 2007. Investment income generated by the Company’s fixed maturity investments was consistent period over period.    During the current quarter, the Company’s cash and cash equivalents and investments increased 0.8% over the same period in 2007. The increase in cash and cash equivalents and investments during the period resulted from positive net operating cash flows throughout 2007 and the first quarter of 2008. Investment expenses, including investment management fees, for the first quarter of 2008 were $2.3 million compared to $2.7 million for the same period in 2007.

The annualized net earned yield, total return of the investment portfolio for the three months ended March 31, 2008 and 2007 and market yield and portfolio duration as of March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Annualized net earned yield(1)	3.40%	5.46%
Total return on investment portfolio(2)	0.75%	1.66%
Market yield(3)	4.68%	5.27%
Portfolio duration(4)	3.01	2.66

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.
(2)	Includes realized and unrealized gains and losses.
(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.
(4)	Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.

During the first quarter of 2008, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 124 basis points range, with a high of 3.44% and a low of 2.20%. Trading activity was light but included a slight reduction in cash, asset backed and residential mortgage exposures from prior periods and increased allocations to U.S. government and agency securities. The duration of the fixed maturity portfolio has increased compared to March 31, 2007 primarily due to the sale of short duration asset backed securities and agencies and subsequent reinvestment in longer duration municipal and structured securities.

Net Realized Investment Losses

Our investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2008 were $491.5 million compared to $556.7 million during the three months ended March 31, 2007. Realized investment gain and losses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(U.S. dollars in thousands)
Gross realized gains	$6,046	$1,273
Gross realized losses excluding other-than-temporary impairments	(3,222)	(1,767)
Other-than-temporary impairment losses	(14,308)	(1,590)
Net realized investment losses	$(11,484)	$(2,084)

During the three months ended March 31, 2008, the Company reviewed its securities in an unrealized loss position. The Company considered how long the securities had been in a loss position, the expected maturity of the investments, the significance of the decline, the financial condition of the issuer and the Company’s intent and ability to hold such investments for a period of time sufficient for the recovery of value. As a result of this review, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment and changes in spreads. Consequently, the cost of such securities was written down to fair value, and the Company recognized a loss on these securities in the current period of $14.3 million (2007 – $1.6 million). The remaining securities in an unrealized loss position were determined to be temporarily impaired at March 31, 2008 as the Company has the intent and ability to hold these investments for a time sufficient for these securities to recover in value.

As of March 31, 2008, the Company continued to maintain an investment portfolio with an average credit rating of AAA. The Company’s investment portfolio consists of both mortgaged-backed and asset backed securities, which comprise 51.9% of total invested assets, including pending securities transactions, fixed maturity investments, cash and cash equivalents and other investments, at March 31, 2008. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At March 31, 2008, 0.1% and 2.1% of the Company’s portfolio was collateralized by sub-prime and Alt-A mortgages, respectively. There have been no significant changes to the credit ratings of our securities. See ratings by maturity table included under ‘‘Liquidity and capital resources’’ herein.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended March 31, 2008, there were no significant catastrophic events that impacted the Company’s net loss ratio as compared to the same period in 2007 which included the impact of European Windstorm Kyrill. The Company’s combined gross losses from Windstorm Kyrill recorded in the first quarter of 2007 were $40.0 million and were recorded within the marine, property and catastrophe lines of the Reinsurance segment and the property line of the Insurance segment. The Company recorded net losses of $33.9 million, net of reinstatement premiums, other loss sensitive accruals, loss recoveries and taxes, for Windstorm Kyrill during the three months ended March 31, 2007.

Favorable prior year loss reserve development was $41.0 million for the first quarter of 2008 as compared to favorable prior year loss reserve development for the first quarter of 2007 of $55.9 million. In the first quarter of 2008, prior year reserves emerged favorably primarily in the short tail lines of the Reinsurance segment.

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

Acquisition Expenses

The increase in the acquisition expense ratio for the three months ended March 31, 2008 compared to the same period of 2007 was primarily due to more premiums earned in the Insurance segment’s workers’ compensation line, which typically has higher associated acquisition expenses, and less premiums earned in the Reinsurance segment’s agriculture and catastrophe lines, which typically have lower associated acquisition expenses.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the first quarter of 2008 increased as compared to the same period in 2007 primarily due to declines in premiums earned by the Company. At March 31, 2008, the Company had a total of 733 employees as compared to 484 employees at March 31, 2007. The increase in the number of employees was principally due to the acquisition of ARMtech in the fourth quarter of 2007.

Net Income

The Company produced net income of $77.8 million in the three months ended March 31, 2008, compared to net income of $101.8 million in the same period of 2007. The decrease in net income for the current period of 2008 compared to 2007 was primarily due to declines in the Company’s net investment income as a result of mark to market reductions in the value of its alternative investments and high yield funds in the first quarter of 2008.

Reserve for losses and loss expenses

In order to capture the key dynamics of loss development and expected volatility that may arise within the Company’s reserve for losses and loss expenses, the key lines of business within each segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a ‘‘short,’’ ‘‘long’’ or ‘‘other’’ tail pattern. The Company views short tail business as that for which development typically emerges within a period of several calendar quarters while long tail business would emerge over many years. Within the Company’s Insurance and Reinsurance segments, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as ‘‘other’’ in the tables below.

As of March 31, 2008, the Company had accrued losses and loss expenses reserves of $2.9 billion (December 31, 2007 – $2.9 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three month periods ended March 31, 2008 and 2007, the Company paid losses and loss expenses of $127.9 million and $138.7 million, including deposit accounting adjustments, respectively.

As more fully described under ‘‘Reserving Process’’ in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading ‘‘Potential Variability in Reserves for Losses and Loss Expenses’’ in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K.

Losses and loss expenses for the three months ended March 31, 2008 are summarized as follows:

	Incurred related to:		Total incurred losses
	Current year	Prior years
	(U.S. dollars in thousands)
Insurance:
Short tail	$16,360	$(1,896)	$14,464
Long tail	89,225	(1,847)	87,378
Other	29,108	—	29,108
Total Insurance	134,693	(3,743)	130,950
Reinsurance:
Short tail	61,020	(31,880)	29,140
Long tail	31,742	(101)	31,641
Other	3,938	(3,517)	421
Total Reinsurance	96,700	(35,498)	61,202
Deposit accounting(1)	(937)	(1,713)	(2,650)
Totals	$230,456	$(40,954)	$189,502

(1)	Reconciles the Company’s incurred losses by segment to the Company’s financial statement presentation.

Losses and loss expenses for the three months ended March 31, 2008 included $41.0 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2008 benefited the Company’s reported loss ratio by approximately 11.0 percentage points. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence within the short tail lines of business included within the Reinsurance segment. For the three months ended March 31, 2008, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance.    For the three months ended March 31, 2008, prior year favorable loss reserve development for this tail was relatively modest. The lower than expected losses and loss expenses were primarily a result of favorable claims emergence in the property line of business.

Long Tail Insurance.    For the three months ended March 31, 2008, the Company recorded a modest reduction in prior year estimated losses and loss expenses in the long tail insurance category due to lower than expected claims reported in the healthcare liability line partially offset by increases to IBNR reserves within professional lines.

Other Insurance.    There was an immaterial amount of prior year loss reserve development related to this reserve category for the three months ended March 31, 2008.

Reinsurance

Short Tail Reinsurance.    For the three months ended March 31, 2008, the favorable loss emergence in the short tail reinsurance reserve category was due to lower than expected claims reported within the treaty catastrophe, treaty property and aerospace lines of business.

Long Tail Reinsurance.    There was an immaterial amount of prior year loss reserve development related to this reserve category for the three months ended March 31, 2008.

Other Reinsurance.    There was a modest amount of favorable prior year loss reserve development related to this reserve category for the three months ended March 31, 2008 primarily due to favorable loss settlement activity within self-insured and special accounts lines of business within this reserve category.

Losses and loss expenses for the three months ended March 31, 2007 are summarized as follows:

	Incurred related to:		Total incurred losses
	Current year	Prior years
	(U.S. dollars in thousands)
Insurance:
Short tail	$16,137	$(16,098)	$39
Long tail	73,899	(10,409)	63,490
Total Insurance	90,036	(26,507)	63,529
Reinsurance:
Short tail	123,183	(15,338)	107,845
Long tail	48,312	(5,036)	43,276
Other	21,276	(2,698)	18,578
Total Reinsurance	192,771	(23,072)	169,699
Deposit accounting(1)	(16,306)	(6,328)	(22,634)
Totals	$266,501	$(55,907)	$210,594

(1)	Reconciles the Company’s incurred losses by segment to the Company’s financial statement presentation.

Losses and loss expenses for the three months ended March 31, 2007 included $55.9 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2007 benefited the Company’s reported loss ratio by approximately 14.8 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses. Favorable development of prior year reserves for the three months ended March 31, 2007 relates primarily to the Company’s short and long tail lines included in its Insurance segment, as well as the short tail line of business in the Reinsurance segment. The favorable development of reserves related to prior years was primarily due to lower than expected claims across the Company’s reserve categories. For the three months ended March 31, 2007, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance.    The lower than expected losses and loss expenses related to prior years in short tail insurance were principally a result of better than anticipated property claims settlements in the first quarter of 2007 related to the 2004 and 2005 catastrophes, among other claims, and overall favorable claims emergence in the Company’s property line. As a result, the Company reduced its estimated losses and loss expenses related to prior years in this reserve category during the three months ended March 31, 2007.

Long Tail Insurance.    The absence of significant claims with respect to prior years resulted in a reduction in estimated losses and loss expenses related to prior years primarily in relation to the Company’s healthcare liability, casualty and professional lines, offset modestly by unfavorable development in the Company’s workers’ compensation line for the three months ended March 31, 2007.

Reinsurance

Short Tail Reinsurance.    The lower than anticipated claims activity within the treaty catastrophe, aviation and surety lines resulted in favorable prior year reserve development, which was offset by a modest amount of unfavorable development in the Company’s marine line of business.

Long Tail Reinsurance.    The lower than expected losses and loss expenses related to prior years in the long tail reinsurance reserve category were principally due to favorable development in the Company’s casualty line. Previously, the Company had been relying more on expected loss methods due to the relative immaturity of the loss activity along with the inherent uncertainty surrounding loss reporting for this line. As actual claims emergence was better than anticipated for these lines, the Company reduced its estimated losses and loss expenses related to prior years in the three months ended March 31, 2007.

Other Reinsurance.    There was a modest amount of favorable prior year loss reserve development related to this reserve category for the three months ended March 31, 2007 primarily due to lower than expected claims activity within the special accounts and personal accident lines of business.

Reserves for losses and loss expenses were comprised of the following at March 31, 2008:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$91,447	$36,313	$127,760
Long tail	75,515	975,088	1,050,603
Other	21,520	61,754	83,274
Total Insurance	188,482	1,073,155	1,261,637
Reinsurance:
Short tail	476,650	274,316	750,966
Long tail	245,327	592,080	837,407
Other	8,199	169,611	177,810
Total Reinsurance	730,176	1,036,007	1,766,183
Deposit accounting(1)	(51,541)	(47,852)	(99,393)
Totals	$867,117	$2,061,310	$2,928,427

(1)	Reconciles the Company’s reserve for losses and loss expenses to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at March 31, 2007:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$121,095	$43,359	$164,454
Long tail	32,998	721,082	754,080
Total Insurance	154,093	764,441	918,534
Reinsurance:
Short tail	645,790	383,624	1,029,414
Long tail	217,718	597,609	815,327
Other	9,760	155,616	165,376
Total Reinsurance	873,268	1,136,849	2,010,117
Deposit accounting(1)	(58,030)	(80,438)	(138,468)
Totals	$969,331	$1,820,852	$2,790,183

(1)	Reconciles the Company’s reserve for losses and loss expenses to the Company’s financial statement presentation.

Underwriting results by operating segments

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments – Insurance and Reinsurance.

Management measures the Company’s results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by the segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Ceded reinsurance and recoveries are recorded within the segment to which they apply.

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008	March 31, 2007	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$585,134	$147,033	298.0%
Ceded premiums written	(228,993)	(38,944)	488.0%
Net premiums written	356,141	108,089	229.5%
Net premiums earned	167,982	110,324	52.3%
Expenses
Losses and loss expenses	130,950	63,529	106.1%
Acquisition expenses	23,117	13,826	67.2%
General and administrative expenses	20,561	22,217	(7.5%)
	174,628	99,572	75.4%
Underwriting (loss) income	$(6,646)	$10,752	NM (2)
Net loss ratio	78.0%	57.6%	20.4
Acquisition expense ratio	13.8%	12.5%	1.3
General and administrative expense ratio	12.2%	20.2%	(8.0)
Combined ratio	104.0%	90.3%	13.7

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums.    Gross premiums written for the first quarter of 2008 in the Insurance segment increased by $438.1 million over the first quarter of 2007. Gross and net premiums written for each line of business in the Insurance segment for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008		March 31, 2007
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$31,183	$15,003	$27,042	$6,127
Casualty	25,124	15,113	26,796	17,761
Healthcare Liability	16,492	16,492	18,790	18,790
Workers’ Compensation	83,480	75,906	61,633	54,810
Agriculture	413,419	222,400	—	—
Professional Lines	15,436	11,227	12,772	10,601
Total	$585,134	$356,141	$147,033	$108,089

The increase in the Insurance segment’s gross premiums written for the three months ended March 31, 2008 compared to 2007 was largely driven by the addition of $413.4 million of gross agricultural premiums written by ARMtech. In addition, the Company underwrote $21.8 million more workers’ compensation premiums in the first quarter of 2008 as compared to the same period in 2007 and modestly more premiums in its property and professional lines of business. The Insurance segment’s growth in these lines of business was partially offset by modest declines in gross premiums written in the healthcare liability and casualty lines of business in the first quarter of 2008 as compared to the first quarter of 2007.

Ceded premiums written by the Company in the Insurance segment increased in the first quarter of 2008 compared to the same period in 2007 primarily as a result of ceded premiums related to the agriculture line. The majority of premiums ceded by the agriculture line were through a U.S. government sponsored reinsurance program.

The net premiums earned by the Company in the Insurance segment in the three months ended March 31, 2008 also increased compared to 2007, primarily due to the addition of agricultural premiums. The increase in premiums earned was not as great as the increase in gross premiums written because the new agricultural premiums were written and began earning late in the first quarter of 2008.

Net Losses and Loss Expenses.    The increase in the net loss ratio in the Company’s Insurance segment for the three months ended March 31, 2008 compared to the same period in 2007 reflected lower levels of favorable prior year loss reserve development. During the first quarter of 2008, the Company’s previously estimated losses and loss expense reserve for the Insurance segment for prior accident years was reduced by $3.7 million, which decreased the net loss ratio by 2.2 percentage points, as compared to reductions of $26.5 million, which decreased the net loss ratio by 24.0 percentage points, for the three months ended March 31, 2007. Of the lines of business in the Company’s Insurance segment, both the short and long tail lines experienced modest net reductions in the Company’s estimated losses for prior accident years in the three months ended March 31, 2008 as claims have not materialized as originally estimated by the company. In addition, in the current quarter, the Insurance segment’s net loss ratio was adversely impacted by a $6.5 million international property risk loss that added 3.9 percentage points to the segment’s net loss ratio.

Acquisition Expenses.    The Company’s acquisition expenses and acquisition expense ratio in the Insurance segment increased for the three months ended March 31, 2008 compared to 2007 due to more premium being earned on the Insurance segment’s workers’ compensation line of business, which typically has higher associated acquisition expenses. During the current quarter, earned acquisition costs related to workers’ compensation business totaled $16.2 million compared to $7.7 million in the first quarter of 2007. Additionally, decreased earnings in business lines that generally yield lower acquisition expenses, such as healthcare liability, property and professional lines contributed to the period to period increase.

General and Administrative Expenses.    The decrease in general and administrative expenses in the Insurance segment for the first quarter of 2008 as compared to 2007 principally resulted from third party expense reimbursements related to the agricultural line that offset certain general and administrative expenses.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the three months ended March 31, 2008 and 2007. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended
	March 31, 2008	March 31, 2007	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$285,478	$429,473	(33.5%)
Ceded premiums written	1,189	(682)	NM(2)
Net premiums written	286,667	428,791	(33.1%)
Net premiums earned	205,735	291,396	(29.4%)
Expenses
Losses and loss expenses	61,202	169,699	(63.9%)
Acquisition expenses	51,157	61,417	(16.7%)
General and administrative expenses	29,483	26,612	10.8%
	141,842	257,728	(45.0%)
Underwriting income	$63,893	$33,668	89.8%
Ratios
Loss ratio	29.7%	58.2%	(28.5)
Acquisition expense ratio	24.9%	21.1%	3.8
General and administrative expense ratio	14.3%	9.1%	5.2
Combined ratio	68.9%	88.4%	(19.5)

(1) With respect to ratios, changes show increase or decrease in percentage points.
(2) Not meaningful.

Premiums.    Gross premiums written, including deposit premiums, in the Reinsurance segment decreased in the first quarter of 2008 by 33.5% over the first quarter of 2007. Gross and net premiums written, including deposit premiums, for each line of business in the Reinsurance segment for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008		March 31, 2007
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$69,301	$70,503	$91,936	$91,921
Property	36,248	36,220	36,701	36,527
Catastrophe	105,234	105,156	140,499	140,183
Agriculture	10,911	10,911	93,061	93,061
Aerospace and Marine	36,536	36,626	39,560	39,391
Surety and other specialty	27,248	27,251	27,716	27,708
Total	$285,478	$286,667	$429,473	$428,791

Gross premiums written, including deposit premiums, in Endurance’s Reinsurance segment for the first quarter of 2008 were $285.5 million compared to $429.5 million of premiums written in the same period in 2007. The decline in gross premiums written in the Reinsurance segment for the current quarter compared to the same period in 2007 was primarily due to declines in agriculture premiums, due to expected attrition stemming from the Company’s acquisition of ARMtech and increased risk retentions by clients. In addition, the Company experienced declines in its catastrophe, casualty, aerospace and marine, and surety and other specialty lines of business due to increased risk retentions by clients and the non-renewal of contracts that no longer met the Company’s internal pricing and underwriting requirements.

Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2008 decreased compared to the first quarter of 2007, due to the decrease in gross premiums written in this business segment in more recent periods. The rate of decrease in net premiums earned was less than the decline in gross premiums written due to the continued earning of gross premiums written by the Company in prior years.

Losses and Loss Expenses.    The loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2008 decreased compared to the first quarter of 2007 as a result of the low level of catastrophe losses. The three months ended March 31, 2007 included net losses of $33.1 million resulting from Windstorm Kyrill. In addition, the Company recorded $35.5 million of favorable prior year loss reserve development in the first quarter of 2008 compared to $23.1 million in the same quarter last year. During the first quarter of 2008, the majority of the favorable loss reserve development emanated from this segment’s short tail lines of business, as claims emergence has been less than originally estimated by the Company.

Acquisition Expenses.    The Company’s acquisition expense ratio in the Reinsurance segment increased for the first quarter of 2008 as compared to the first quarter of 2007. The increase in the acquisition expense ratio for the first quarter was generally due to a decrease in premium earnings in the agriculture and catastrophe lines, which typically have lower associated acquisition expenses as compared to the same period in 2007.

General and Administrative Expenses.    The general and administrative expense ratio experienced by the Reinsurance segment in the three months ended March 31, 2008 increased from the same period in 2007 as a result of declines in overall premiums earned.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008	March 31, 2007	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$(2,021)	$(3,215)	(37.1%)
Net premiums written	(2,021)	(3,215)	(37.1%)
Net premiums earned	(1,674)	(24,675)	(93.2%)
Other underwriting loss	(740)	(5,936)	(87.5%)
	(2,414)	(30,611)	(92.1%)
Expenses
Losses and loss expenses	(2,650)	(22,634)	(88.3%)
Acquisition expenses	100	(7,713)	NM(2)
General and administrative expenses	—	—	—
	(2,550)	(30,347)	(91.6%)
Underwriting income (loss)	$136	$(264)	NM(2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

During the three months ended March 31, 2008 and 2007, the Company recorded $2.0 million and $3.2 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although having a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(U.S. dollars in thousands)
Total underwriting income	$57,383	$44,156
Net investment income	46,878	74,813
Net foreign exchange losses	(3,107)	(2,613)
Net realized investment losses	(11,484)	(2,084)
Amortization of intangibles	(2,688)	(1,127)
Interest expense	(7,534)	(7,529)
Consolidated income before income taxes	$79,448	$105,616

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2008, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $1,033 million (December 31, 2007 – $1,042 million) without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the ‘‘FSA’’). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At March 31, 2008, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty are subject to regulation by the State of Delaware Department of Insurance. American Merchants is subject to regulation by the Ohio Department of Insurance, and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are generally limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty do not currently have earned surpluses; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2008 without the prior approval of the applicable insurance regulator. At March 31, 2008, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.4 million and $6.3 million, respectively, without prior regulatory approval from the applicable regulators, during 2008. In addition, any dividends paid by Endurance American, Endurance American Specialty and American Merchants would be subject to the dividend limitation of their respective parent insurance companies.

The Company’s aggregate cash and invested assets as of March 31, 2008 totaled $5.6 billion compared to $5.6 billion as of December 31, 2007. There has been a modest increase in cash and invested assets since December 31, 2007 which resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares. The increase in cash flows from operations for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily a result of the timing of paid loss disbursements during the three months ended March 31, 2008.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity securities, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2008, absent the occurrence of one or more significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility or arrange for additional financing.

The following table summarizes the fair value composition of the fixed maturity portfolio by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at March 31, 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Ratings	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage back securities(1)	Asset Back securities(1)	Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$56,010	$345,188	$187,183	$50,088	$—	$—	$638,469
AAA/Aaa	45,601	312,620	53,362	50,424	2,485,744	403,072	3,350,823
AA/Aa	44,327	218,308	44,720	2,366	1,482	—	311,203
A/A	29,196	193,794	45,597	50,516	3,043	674	322,820
BBB	1,403	2,279	939	427	5,315	15,202	25,565
Below BBB	—	11,053	38,158	2,251	9,054	527	61,043
Not rated	—	—	—	—	544	—	544
Total	$176,537	$1,083,242	$369,959	$156,072	$2,505,182	$419,475	$4,710,467

(1)	The effective duration of the Company’s mortgage backed and asset backed securities portfolios were 2.61 and 1.29, respectively, as of March 31, 2008. these securities are subject to prepayment risk and as such, actual maturity may differ significantly from contractual maturity.

Under the Company’s amended and restated syndicated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion. As of March 31, 2008, there were no borrowings under this line of credit and letters of credits outstanding under the facility of $557.2 million.

Quantitative and qualitative information about market risk

Interest Rate Risk.    The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. The Company manages its interest rate risk through an asset liability strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The duration of assets is managed versus liabilities (including reserves for losses and loss expenses) to minimize any asset liability gap. The asset portfolio had a duration of approximately three years at March 31, 2008. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. As of March 31, 2008, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and cash equivalents and fixed maturity securities of $5,260.2 million at March 31, 2008 would have been as follows:

	Interest Rate Shift in Basis Points
	−100	−50	0	50	100
	(U.S. dollars in millions)
March 31, 2008
Total market value	$5,406.4	$5,334.5	$5,260.2	$5,183.6	$5,104.9
Market value change from base	2.78%	1.41%	—	(1.46%)	(2.95%)
Change in unrealized value	$146.2	$74.3	—	($76.6)	($155.3)

Another method used by the Company to evaluate portfolio risk is Value-at-Risk (‘‘VaR’’). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. Assuming the risks taken into account in the VaR model perform per their historical tendencies, there is a 95% chance that the loss on the portfolio will be less than 6.63% over a one-year time horizon at March 31, 2008.

The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Excluding interest rate risk described above, there have been no other material changes in market risk from the information provided under the caption ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk’’ included in the Company’s 2007 Annual Report on Form 10-K.

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for Endurance Bermuda, Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products, producers, agents and insurers;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in the United States or the United Kingdom;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	termination of or changes in the terms of the U.S. multiple peril crop insurance program;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in accounting policies or practices;

•	our investment performance;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	continued illiquidity in the credit markets worldwide and in the United States in particular; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2007 Annual Report on

Form 10-K. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

(b)    Internal Control Over Financial Reporting:     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (see Item 4(b) above).

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2008 – January 31, 2008	580,600	$40.12	580,600	9,585,001
February 1, 2008 – February 28, 2008	163,500	$41.09	163,500	9,421,501
March 1, 2008 – March 31, 2008	286,821	$36.64	286,821	9,134,680
Total	1,030,921	$39.30	1,030,921	9,134,680

(1)	Ordinary shares or share equivalents.
(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. Under this program, the Company may repurchase up to 18,000,000 of its ordinary shares and share equivalents, an increase of 16 million shares from the two million shares previously authorized under the February 28th share repurchase program. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submissions of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6. Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Warrant Purchase Agreement, dated as of March 18, 2008, among the Company and Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme and Jenner Fenton Slade 1980 Scheme, incorporated herein by reference to the Current Report on Form 8-K filed on March 20, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: May 9, 2008	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer,
President

Date: May 9, 2008	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)