Form 10-Q
period 2008-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2008-08-08
CIK 1179755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2008,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wellesley House 90 Pitts Bay Road Pembroke HM 08, Bermuda (Address of principal executive offices, including postal code)

Registrant’s telephone number, including area code:
(441) 278-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 6, 2008

Ordinary Shares — $1.00 par value	59,700,551

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,640,277 and $4,629,113 at June 30, 2008 and December 31, 2007)	$4,604,653	$4,660,236
Other investments, under the equity method	366,886	358,128

Total investments	4,971,539	5,018,364
Cash and cash equivalents	656,158	567,825
Premiums receivable, net	1,101,610	723,832
Deferred acquisition costs	194,390	168,968
Securities lending collateral	153,062	173,041
Prepaid reinsurance premiums	205,454	122,594
Losses recoverable	270,053	187,354
Accrued investment income	37,930	38,543
Goodwill and intangible assets	205,635	206,632
Deferred tax asset	14,788	—
Other assets	73,667	63,574

Total assets	$7,884,286	$7,270,727

LIABILITIES
Reserve for losses and loss expenses	$3,080,274	$2,892,224
Reserve for unearned premiums	1,222,830	855,085
Deposit liabilities	89,718	108,943
Reinsurance balances payable	272,901	162,899
Securities lending payable	153,062	173,041
Debt	448,793	448,753
Deferred tax liability	—	922
Other liabilities	82,813	116,601

Total liabilities	5,350,391	4,758,468

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2007 — 8,000,000); aggregate liquidation preference $200,000 (2007 — $200,000)	8,000	8,000
Common shares
Ordinary — $1.00 par value, 59,641,896 issued and outstanding (2007 — 60,364,488)	59,642	60,364
Additional paid-in capital	1,107,219	1,165,300
Accumulated other comprehensive (loss) income	(5,282)	57,725
Retained earnings	1,364,316	1,220,870

Total shareholders’ equity	2,533,895	2,512,259

Total liabilities and shareholders’ equity	$7,884,286	$7,270,727

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars except share and per share amounts)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007

Revenues
Gross premiums written	$518,063	$506,803	$1,386,654	$1,080,094
Ceded premiums written	(48,678)	(58,577)	(276,482)	(98,203)

Net premiums written	469,385	448,226	1,110,172	981,891
Change in unearned premiums	(16,300)	(30,675)	(285,044)	(187,295)

Net premiums earned	453,085	417,551	825,128	794,596
Net investment income	60,482	78,548	107,360	153,361
Net realized losses on investments	(4,013)	(9,038)	(15,497)	(11,122)
Other underwriting income (loss)	1,933	(3,203)	1,193	(9,139)

Total revenues	511,487	483,858	918,184	927,696

Expenses
Losses and loss expenses	275,325	207,179	464,827	417,773
Acquisition expenses	75,636	73,941	150,010	141,471
General and administrative expenses	52,493	48,664	102,537	97,493
Amortization of intangibles	2,637	1,127	5,325	2,254
Net foreign exchange (gains) losses	(5,621)	(2,072)	(2,514)	541
Interest expense	7,534	7,531	15,068	15,060

Total expenses	408,004	336,370	735,253	674,592

Income before income taxes	103,483	147,488	182,931	253,104
Income tax expense	(145)	(12,147)	(1,782)	(15,928)

Net income	103,338	135,341	181,149	237,176
Preferred dividends	(3,875)	(3,875)	(7,750)	(7,750)

Net income available to common shareholders	$99,463	$131,466	$173,399	$229,426

Other comprehensive loss
Net income	$103,338	$135,341	$181,149	$237,176
Net unrealized holding losses on investments arising during the period (net of applicable deferred income taxes of $4,554 and $3,892 for the six months ended June 30, 2008 and 2007, respectively)	(73,009)	(59,341)	(77,591)	(47,302)
Foreign currency translation adjustments	987	2,887	(957)	3,076
Reclassification adjustment for net realized losses included in net income	4,013	9,038	15,497	11,122
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	44	44

Other comprehensive loss	(67,987)	(47,394)	(63,007)	(33,060)

Comprehensive income	$35,351	$87,947	$118,142	$204,116

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	58,557,637	65,530,868	58,690,558	66,068,935

Diluted	63,711,684	70,930,107	64,195,512	71,294,303

Basic earnings per common share	$1.70	$2.01	$2.95	$3.47

Diluted earnings per common share	$1.56	$1.85	$2.70	$3.22

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	Six Months Ended
	June 30,
	2008	2007

Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	60,364	66,480
Issuance of common shares	462	554
Repurchase of common shares	(1,184)	(2,443)

Balance, end of period	59,642	64,591

Additional paid-in capital
Balance, beginning of period	1,165,300	1,458,063
Issuance of common shares	316	6,794
Repurchase of common shares	(63,250)	(87,440)
Issuance of restricted share units in lieu of dividends	10	290
Public offering and registration costs	(80)	(18)
Settlement of equity awards	(3,555)	(2,273)
Stock-based compensation expense	8,478	3,269

Balance, end of period	1,107,219	1,378,685

Accumulated other comprehensive loss
Cumulative foreign currency translation adjustments:
Balance, beginning of period	33,393	28,852
Foreign currency translation adjustments	(957)	3,076

Balance, end of period	32,436	31,928

Unrealized holding gains (losses) on investments:
Balance, beginning of period	26,718	(40,841)
Net unrealized holding losses arising during the period, net of reclassification adjustment	(62,094)	(36,180)

Balance, end of period	(35,376)	(77,021)

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,386)	(2,476)
Net change from current period hedging transactions, net of reclassification adjustment	44	44

Balance, end of period	(2,342)	(2,432)

Total accumulated other comprehensive loss	(5,282)	(47,525)

Retained earnings
Balance, beginning of period	1,220,870	779,796
Net income	181,149	237,176
Issuance of restricted share units in lieu of dividends	(10)	(290)
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(29,943)	(32,837)

Balance, end of period	1,364,316	976,095

Total shareholders’ equity	$2,533,895	$2,379,846

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	Six Months Ended June 30,
	2008	2007

Cash flows provided by operating activities:
Net income	$181,149	$237,176
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	759	2,165
Amortization of other intangibles and depreciation	11,575	7,846
Net realized losses on investments	15,497	11,122
Deferred taxes	(11,539)	(1,126)
Stock-based compensation expense	8,478	3,269
Equity in losses (earnings) of other investments	16,631	(25,673)
Premiums receivable, net	(377,778)	(178,536)
Deferred acquisition costs	(25,422)	(29,728)
Prepaid reinsurance premiums	(82,860)	5,612
Losses recoverable	(82,699)	(22,133)
Accrued investment income	613	249
Other assets	(13,882)	109
Reserve for losses and loss expenses	188,050	65,839
Reserve for unearned premiums	367,745	184,027
Deposit liabilities	(19,225)	(17,951)
Reinsurance balances payable	110,450	22,962
Other liabilities	(17,719)	(24,554)

Net cash provided by operating activities	269,823	240,675

Cash flows (used in) provided by investing activities:
Proceeds from sales of fixed maturity investments	864,215	1,262,062
Proceeds from maturities and calls on fixed maturity investments	452,929	356,215
Proceeds from the redemption of other investments	12,661	—
Purchases of fixed maturity investments	(1,343,872)	(1,642,972)
Purchases of other investments	(38,050)	(2,500)
Purchases of fixed assets	(4,722)	(9,409)
Change in securities lending collateral received	19,979	52,878
Net cash paid in acquisition	(24,045)	(3,622)

Net cash (used in) provided by investing activities	(60,905)	12,652

Cash flows used in financing activities:
Issuance of common shares	706	7,292
Repurchase of common shares	(64,434)	(89,883)
Offering and registration costs paid	(755)	(18)
Change in securities lending collateral	(19,979)	(52,878)
Settlement of equity awards	(3,555)	(2,273)
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(30,210)	(32,837)

Net cash used in financing activities	(125,977)	(178,347)

Effect of exchange rate changes on cash and cash equivalents	5,392	2,910

Net increase in cash and cash equivalents	88,333	77,890
Cash and cash equivalents, beginning of period	567,825	547,772

Cash and cash equivalents, end of period	$656,158	$625,662

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

1.  General

Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries:

Operating Subsidiary	Domicile

Endurance Specialty Insurance Ltd. (“Endurance Bermuda”)	Bermuda
Endurance Worldwide Insurance Limited (“Endurance U.K.”)	England
Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”)	Delaware
Endurance American Insurance Company (“Endurance American”)	Delaware
Endurance American Specialty Insurance Company (“Endurance American Specialty”)	Delaware
American Merchants Casualty Company (“American Merchants”)	Delaware
American Agri-Business Insurance Company and ARMtech Insurance Services, Inc. (together, “ARMtech”)	Texas

Endurance Holdings and its wholly-owned operating subsidiaries are collectively referred to herein as “the Company.”

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).

Certain reclassifications have been made for 2007 to conform to the 2008 presentation and have no impact on net income previously reported.

2.  Investments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Investments, continued

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

In accordance with SFAS No. 157, the Company maximizes the use of observable inputs in its valuation techniques and applies unobservable inputs only to the extent that observable inputs are unavailable. The major classes of assets and liabilities carried at fair value by the Company at June 30, 2008 include fixed maturity investments and securities lending collateral.

The Company’s fixed maturity investments are comprised of a variety of different securities, which are leveled based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities are generally based on level 1 inputs, which use the market approach valuation technique. The valuation of other fixed maturity investments, including non-current U.S. government treasury securities, corporate debt and U.S. agency and non-agency mortgage and asset-backed securities generally incorporate significant level 2 inputs using the market and income approach techniques. The Company may assign a lower level to inputs typically considered to be level 2 based on its assessment of liquidity and relative level of uncertainty surrounding the inputs. At June 30, 2008, the Company determined that in certain sectors liquidity improved since March 31, 2008 and as a result transferred certain Alt-A and asset backed securities out of Level 3. The Company continues to classify select wrapped securities within Level 3 due to the lack of liquidity in the market related to these securities.

There have been no material changes in the Company’s valuation techniques since the adoption of SFAS No. 157 effective January 1, 2008.

The following table sets forth the Company’s fixed maturity investments categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at June 30, 2008:

		Fair Value Measurements at June 30, 2008
		Quoted Prices in		Significant
	Total at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

U.S. government and agency securities	$723,561	$67,822	$655,739	$—
Non-U.S. government securities	320,003	—	320,003	—
Corporate securities	808,101	—	801,559	6,542
Mortgage-backed securities	2,389,165	—	2,369,160	20,005
Asset-backed securities	363,823	—	327,130	36,693

Total	$4,604,653	$67,822	$4,473,591	$63,240

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Investments, continued

The following table presents the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at June 30, 2008:

Fair Value Measurements at June 30, 2008
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$153,062	$—	$153,062	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2008:

Fixed Maturity
Investments

Level 3 as of April 1, 2008	$116,846
Total realized and unrealized gains (losses):
Included in earnings	(3,471)
Included in other comprehensive income	(398)
Purchases, issuances and settlements	(1,387)
Net transfers out of level 3	(48,350)

Level 3 as of June 30, 2008	$63,240

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2008:

Fixed Maturity
Investments

Level 3 as of January 1, 2008	$23,795
Total realized and unrealized gains (losses):
Included in earnings	(5,084)
Included in other comprehensive loss	(1,582)
Purchases, issuances and settlements	3,879
Net transfers in of level 3	42,232

Level 3 as of June 30, 2008	$63,240

Losses on level 3 securities in the amount of ($0.3) million and ($1.6) million were included in earnings (net realized investment losses) for the three and six months ended June 30, 2008, respectively, were attributable to the change in unrealized gains or losses related to fixed maturity investments still held at June 30, 2008.

3.  Earnings per share

Endurance Holdings follows SFAS No. 128, “Earnings per Share,” to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic earnings per common share calculation also includes the fully vested unsettled or unreleased restricted share units and restricted shares discussed in detail in the Company’s 2007 Annual Report on Form 10-K. Diluted earnings per common share

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Earnings per share, continued

are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income available to common shareholders	$99,463	$131,466	$173,399	$229,426

Denominator:
Weighted average shares — basic
Common shares outstanding	58,495,862	65,388,436	58,602,716	65,900,693
Unsettled restricted share units and unreleased restricted shares	61,775	142,432	87,842	168,242

	58,557,637	65,530,868	58,690,558	66,068,935
Share equivalents
Unvested incentive restricted share units outstanding	555,985	110,102	504,684	49,926
Warrants	3,601,312	4,106,820	3,941,532	3,984,135
Options	996,750	1,182,317	1,058,738	1,191,307

Weighted average shares — diluted	63,711,684	70,930,107	64,195,512	71,294,303

Basic earnings per common share	$1.70	$2.01	$2.95	$3.47

Diluted earnings per common share	$1.56	$1.85	$2.70	$3.22

On May 15, 2008, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”). The dividend on Endurance Holdings’ outstanding ordinary shares was paid on June 30, 2008 to the ordinary shareholders of record on June 13, 2008, and the dividend on the Series A Preferred Shares was paid on June 16, 2008 to the Series A Preferred shareholders of record on June 2, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Dividends declared per preferred share	$0.484375	$0.484375	$0.96875	$0.96875

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

4.  Stock-based employee compensation and other stock plans

The Company has a stock-based employee compensation plan (the “2007 Equity Plan”), which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees and non-employee directors.

No options were granted during the quarters ended June 30, 2008 and 2007. The total intrinsic value of options exercised during the quarter ended June 30, 2008 was $0.1 million (2007 — $3.7 million). The Company received proceeds of $0.2 million (2007 — $3.6 million) from the exercise of options during the quarter ended June 30, 2008. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the quarters ended June 30, 2008 and 2007. There were no options vested during the quarter ended June 30,

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Stock-based employee compensation and other stock plans, continued

2008 (2007 — grant date fair value $0.1 million). There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2008 and 2007.

No options were granted during the six months ended June 30, 2008 and 2007. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $0.4 million (2007 — $7.6 million). The Company received proceeds of $0.6 million (2007 — $7.1 million) from the exercise of options during the six months ended June 30, 2008. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the six months ended June 30, 2008 and 2007. There were no options vested during the six months ended June 30, 2008 (2007 — grant date fair value $0.3 million). There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2008 and 2007.

During the quarter ended June 30, 2008, the Company granted an aggregate of 29,500 (2007 — 520,766) restricted shares and restricted share units with weighted average grant date fair values of $1.2 million (2007 — $20.6 million). During the quarter ended June 30, 2008, the aggregate fair value of restricted shares and restricted share units that vested was $5.5 million (2007 — $0.5 million). For the quarter ended June 30, 2008, compensation costs recognized in earnings for all restricted shares and restricted share units were $4.5 million (2007 — $1.9 million). At June 30, 2008, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $23.8 million (2007 — $22.8 million).

During the six months ended June 30, 2008, the Company granted an aggregate of 509,668 (2007 — 531,517) restricted shares and restricted share units with weighted average grant date fair values of $20.1 million (2007 — $21.0 million). During the six months ended June 30, 2008, the aggregate fair value of restricted shares and restricted share units that vested was $8.9 million (2007 — $4.5 million). For the six months ended June 30, 2008, compensation costs recognized in earnings for all restricted shares and restricted share units were $8.5 million (2007 — $3.3 million).

Total expenses related to the Company’s Employee Share Purchase Plan and Sharesave Scheme were approximately $49,300 (2007 — $37,500) for the quarter ended June 30, 2008 and $92,600 (2007 — $70,900) for the six months ended June 30, 2008.

5.  Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments: Insurance and Reinsurance, which are comprised of the following lines of business:

Lines of Business

Insurance

Property

Casualty

Healthcare Liability

Workers’ Compensation

Agriculture

Professional Lines
Reinsurance

Casualty

Property

Catastrophe

Agriculture

Aerospace and Marine

Surety and Other Specialty

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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Segment reporting, continued

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

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$271,973	$246,386	$(296)	$518,063
Ceded premiums written	(37,583)	(11,095)	—	(48,678)

Net premiums written	234,390	235,291	(296)	469,385

Net premiums earned	245,583	210,001	(2,299)	453,085
Other underwriting income	—	—	1,933	1,933

	245,383	210,001	(366)	455,018

Expenses
Net losses and loss expenses	188,171	86,737	417	275,325
Acquisition expenses	29,000	47,499	(863)	75,636
General and administrative expenses	25,071	27,422	—	52,493

	242,242	161,658	(446)	403,454

Underwriting income	$3,141	$48,343	$80	$51,564

Net loss ratio	76.7%	41.3%	(18.1)%	60.7%
Acquisition expense ratio	11.8%	22.6%	37.5%	16.7%
General and administrative expense ratio	10.2%	13.1%	—	11.6%

Combined ratio	98.7%	77.0%	19.4%	89.0%

Reserve for losses and loss expenses	$1,513,586	$1,652,139	$(85,451)	$3,080,274

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Segment reporting, continued

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2007:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$197,967	$328,815	$(19,979)	$506,803
Ceded premiums written	(45,967)	(12,610)	—	(58,577)

Net premiums written	152,000	316,205	(19,979)	448,226

Net premiums earned	124,057	324,318	(30,824)	417,551
Other underwriting loss	—	—	(3,203)	(3,203)

	124,057	324,318	(34,027)	414,348

Expenses
Net losses and loss expenses	63,422	171,172	(27,415)	207,179
Acquisition expenses	16,528	64,555	(7,142)	73,941
General and administrative expenses	18,592	30,072	—	48,664

	98,542	265,799	(34,557)	329,784

Underwriting income	$25,515	$58,519	$530	$84,564

Net loss ratio	51.1%	52.8%	88.9%	49.6%
Acquisition expense ratio	13.3%	19.9%	23.2%	17.7%
General and administrative expense ratio	15.0%	9.3%	—	11.7%

Combined ratio	79.4%	82.0%	112.1%	79.0%

Reserve for losses and loss expenses	$967,273	$1,935,124	$(134,872)	$2,767,525

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2008 and 2007, respectively:

	2008	2007

Total underwriting income	$51,564	$84,564
Net investment income	60,482	78,548
Net foreign exchange gains	5,621	2,072
Net realized losses on investments	(4,013)	(9,038)
Amortization of intangibles	(2,637)	(1,127)
Interest expense	(7,534)	(7,531)

Income before income taxes	$103,483	$147,488

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Segment reporting, continued

The following table provides gross premiums written by line of business for the three months ended June 30, 2008 and 2007:

Business Segment	2008	2007

Insurance
Property	$52,360	$40,835
Casualty	38,737	42,343
Healthcare liability	25,485	28,054
Workers’ compensation	69,888	57,142
Agriculture	50,921	—
Professional lines	34,582	29,593

Total Insurance	271,973	197,967

Reinsurance
Casualty	36,244	27,788
Property	34,886	65,476
Catastrophe	130,217	147,506
Agriculture	5,822	24,118
Aerospace and marine	24,250	32,483
Surety and other specialty	14,967	31,444

Total Reinsurance	246,386	328,815

Subtotal business segments	518,359	526,782
Deposit accounting(1)	(296)	(19,979)

Total	$518,063	$506,803

(1)	Reconciles gross premiums written to the Company’s financial statement presentation.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$857,107	$531,864	$(2,317)	$1,386,654
Ceded premiums written	(266,576)	(9,906)	—	(276,482)

Net premiums written	590,531	521,958	(2,317)	1,110,172

Net premiums earned	413,364	415,737	(3,973)	825,128
Other underwriting loss	—	—	1,193	1,193

	413,364	415,737	(2,780)	826,321

Expenses
Net losses and loss expenses	319,122	147,937	(2,232)	464,827
Acquisition expenses	52,117	98,655	(762)	150,010
General and administrative expenses	45,632	56,905	—	102,537

	416,871	303,497	(2,994)	717,374

Underwriting income	$(3,507)	$112,240	$214	$108,947

Net loss ratio	77.2%	35.6%	56.2%	56.3%
Acquisition expense ratio	12.6%	23.7%	19.2%	18.2%
General and administrative expense ratio	11.0%	13.7%	—	12.4%

Combined ratio	100.8%	73.0%	75.4%	86.9%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Segment reporting, continued

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2007:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$345,000	$758,288	$(23,194)	$1,080,094
Ceded premiums written	(84,911)	(13,292)	—	(98,203)

Net premiums written	260,089	744,996	(23,194)	981,891

Net premiums earned	234,382	615,713	(55,499)	794,596
Other underwriting loss	—	—	(9,139)	(9,139)

	234,382	615,713	(64,638)	785,457

Expenses
Net losses and loss expenses	126,951	340,871	(50,049)	417,773
Acquisition expenses	30,354	125,973	(14,856)	141,471
General and administrative expenses	40,809	56,684	—	97,493

	198,114	523,528	(64,905)	656,737

Underwriting income	$36,268	$92,185	$267	$128,720

Net loss ratio	54.2%	55.4%	90.2%	52.6%
Acquisition expense ratio	13.0%	20.5%	26.8%	17.8%
General and administrative expense ratio	17.3%	9.1%	—	12.3%

Combined ratio	84.5%	85.0%	117.0%	82.7%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the six months ended June 30, 2008 and 2007, respectively:

	2008	2007

Total underwriting income	$108,947	$128,720
Net investment income	107,360	153,361
Net foreign exchange gains (losses)	2,514	(541)
Net realized losses on investments	(15,497)	(11,122)
Amortization of intangibles	(5,325)	(2,254)
Interest expense	(15,068)	(15,060)

Income before income taxes	$182,931	$253,104

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Segment reporting, continued

The following table provides gross premiums written by line of business for the six months ended June 30, 2008 and 2007:

Business Segment	2008	2007

Insurance
Property	$83,542	$67,877
Casualty	63,861	69,140
Healthcare liability	41,978	46,843
Workers’ compensation	153,367	118,775
Agriculture	464,340	—
Professional lines	50,019	42,365

Total Insurance	857,107	345,000

Reinsurance
Casualty	105,545	119,725
Property	71,134	102,177
Catastrophe	235,451	288,005
Agriculture	16,734	117,179
Aerospace and marine	60,785	72,042
Surety and other specialty	42,215	59,160

Total Reinsurance	531,864	758,288

Subtotal business segments	1,388,971	1,103,288
Deposit accounting(1)	(2,317)	(23,194)

Total	$1,386,654	$1,080,094

(1)	Reconciles gross premiums written to the Company’s financial statement presentation.

6.	Commitments and contingencies

Concentrations of credit risk.  The Company’s reinsurance recoverables at June 30, 2008 and December 31, 2007 amounted to $270.1 million and $187.4 million, respectively. At June 30, 2008, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poors.

Major production sources.  During the six months ended June 30, 2008, the Company obtained 37.1% (2007 — 66.5%) of its gross premiums written before deposit accounting adjustments through four brokers: Marsh & McLennan Companies, Inc. (including Guy Carpenter) — 13.4% (2007 — 30.4%); Aon Corporation — 10.4% (2007 — 16.1%); Willis Companies — 7.6% (2007 — 11.6%); and Benfield Group — 5.7% (2007 — 8.4%). The decrease in the percentage of gross premiums written through these four brokers was primarily attributable to gross premiums written by ARMtech during the six months ended June 30, 2008, which was produced through various independent agents.

Letters of credit.  As of June 30, 2008, the Company had issued letters of credit of $558.5 million (December 31, 2007 — $574.4 million) under its credit facility in favor of certain ceding companies.

Investment commitments.  As of June 30, 2008 and December 31, 2007, the Company had pledged cash and cash equivalents and fixed maturity investments of $162.1 million and $223.2 million, respectively, in favor of

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Commitments and contingencies, continued

certain ceding companies to collateralize obligations. As of June 30, 2008 and December 31, 2007, the Company had also pledged $612.0 million and $594.7 million of its fixed maturity investments as collateral for $542.1 million and $532.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2008 and December 31, 2007, cash and fixed maturity investments with fair values of $230.9 million and $120.3 million were on deposit with U.S. state regulators, respectively, and $28.4 million and $33.8 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to other investments at June 30, 2008 and December 31, 2007. The Company is generally subject to redemption restriction provisions of between one to three years from the date of acquisition. With respect to the balance of the Company’s other investments at June 30, 2008 and December 31, 2007, $141.6 million and $144.3 million were ineligible for redemption, respectively. The remaining other investments may be redeemed by the Company subject to certain notice and limit provisions. In addition, as of June 30, 2008, the Company was committed to investing a further $1.3 million (December 31, 2007 — $29.4 million) in various investment funds classified as other investments.

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

Operating Leases.  The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2008 are as follows:

Twelve Months Ended June 30,	Amount

2009	$10,852
2010	10,874
2011	10,904
2012	11,012
2013	9,443
2014 and thereafter	26,153

$79,238

Total lease expense under operating leases for the six months ended June 30, 2008 was $5.0 million (2007 — $5.4 million).

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

7.	Recent accounting pronouncements

Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement of No. 115” was effective January 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities under this statement.

7.  Recent accounting pronouncements, continued

In February 2008, the FASB issued Financial Staff Position SFAS 157-2 “Effective Date of FASB Statement No. 157,” which permits a one-year deferral of the application of SFAS 157 to non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt the provisions of SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and is currently evaluating the impact of these provisions on its results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lives of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Staff Position 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of Staff Position 142-3 on its results of operations and financial condition.

In June 2008, the FASB issued Financial Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies which securities are to be considered participating securities prior to vesting and as such included in the calculation of earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008 and requires retrospective adjustment of all prior period earnings per share data presented. The Company is currently evaluating the impact of FSP EITF 03-06-1 on its results of operations and financial condition.

In June 2008, the FASB issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which establishes criteria for evaluation of an instrument including assessing the instrument’s contingent exercise provisions, if any, and the instrument’s settlement provisions in order to conclude if such an instrument is indexed to an entity’s own stock. EITF No. 07-05 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF No. 07-05 on its results of operations and financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2008 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2007 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and has seven wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), domiciled in Bermuda;

•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;

•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;

•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;

•	American Merchants Casualty Company (“American Merchants”), domiciled in Delaware; and

•	American Agri-Business Insurance Company and ARMtech Insurance Services, Inc. (collectively “ARMtech”), both domiciled in Texas.

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

Investments.  The Company currently classifies all of its fixed maturity investments, including short-term investments, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its fixed maturity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes three levels of inputs, which are as follows:

•	Level 1 — unadjusted, quoted prices in active markets for identical assets or liabilities;

•	Level 2 — inputs other than quoted prices within level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 — unobservable inputs for the asset or liability.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Financial Statement of Position 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company periodically reviews its fixed maturity investments, including short-term investments, to determine whether a decline in the fair value below the amortized cost basis is other-than-temporary. If such a decline in the fair value is judged to be other-than-temporary, the Company writes-down the investment to fair value, thereby establishing a new cost basis. The amount of the write-down is charged to income as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value.

Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying amounts of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Prior to the second quarter of 2008, all of our investments in alternative funds were reported on a one-month lag.

Consolidated results of operations — for the three month periods ended June 30, 2008 and 2007

Results of operations for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007	Change(1)
	(U.S. dollars in thousands, except for ratios)

Revenues
Gross premiums written	$518,063	$506,803	2.2%
Ceded premiums written	(48,678)	(58,577)	(16.9)%

Net premiums written	469,385	448,226	4.7%

Net premiums earned	453,085	417,551	8.5%
Net investment income	60,482	78,548	(23.0)%
Net realized investment losses	(4,013)	(9,038)	(55.6)%
Other underwriting income (loss)	1,933	(3,203)	NM (2)

Total revenues	511,487	483,858	5.7%

Expenses
Losses and loss expenses	275,325	207,179	32.9%
Acquisition expenses	75,636	73,941	2.3%
General and administrative expenses	52,493	48,664	7.9%
Amortization of intangibles	2,637	1,127	134.0%
Net foreign exchange gains	(5,621)	(2,072)	171.3%
Interest expense	7,534	7,531	0.0%
Income tax expense	145	12,147	(98.8)%

Net income	$103,338	$135,341	(23.6)%

Net loss ratio	60.7%	49.6%	11.2%
Acquisition expense ratio	16.7%	17.7%	(1.0)%
General and administrative expense ratio	11.6%	11.7%	(0.1)%

Combined ratio	89.0%	79.0%	10.1%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended June 30, 2008 were $518.1 million, an increase of $11.3 million, or 2.2%, compared to the same period in 2007. The increase was driven by $74.0 million of additional premiums written in the Insurance segment in the current quarter compared to the same period of 2007 emanating primarily from the agriculture line from recently acquired ARMtech, as well as from the Insurance segment’s workers’ compensation line. The growth in gross premiums written was partially offset by declines in premiums written within the Reinsurance segment, due to increased risk retentions by clients, rate reductions and non-renewals of business which failed to meet the Company’s underwriting standards.

Ceded premiums written decreased in the second quarter of 2008 compared to the same period in 2007. In the second quarter of 2008, ceded premiums were lower due to reductions in estimates of ceded premiums in the Company’s agriculture line as actual cessions to the U.S. government sponsored reinsurance program were lower than initially expected in the first quarter of 2008. The Company expects ceded premiums to increase due to the addition of the Insurance segment’s agriculture line, which uses both commercial market and U.S. government sponsored reinsurance. The Company’s net written premiums increased in the second quarter of 2008 from the same period in 2007 as a result of the addition of the agriculture premiums written and retained within the Insurance segment.

Net premiums earned for the three months ended June 30, 2008 were $453.1 million, an increase of $35.5 million, or 8.5%, from the second quarter of 2007 as a result of the addition of $93.2 million of earned premiums in the Insurance segment’s agriculture line for the current period. This increase was partially offset by declines in premiums earned within the Reinsurance segment as a result of declining written premiums.

Net Investment Income

Endurance’s net investment income of $60.5 million decreased 23.0% or $18.1 million for the quarter ended June 30, 2008 as compared to the same period in 2007. Net investment income during the second quarter of 2008 included net mark to market losses of $0.5 million on its alternative investments and high yield funds, included in other investments, as compared to a gain of $13.5 million in the second quarter of 2007. Investment income generated by the Company’s fixed maturity investments was consistent period over period. During the current quarter, the Company’s cash and cash equivalents and investments were modestly lower than the same period in 2007. Investment expenses for the second quarter of 2008, including investment management fees, were $3.0 million compared to $2.2 million for the same period in 2007.

The annualized net earned yield, total return of the investment portfolio for the three months ended June 30, 2008 and 2007 and market yield and portfolio duration as of June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007

Annualized net earned yield(1)	4.37%	5.67%
Total return on investment portfolio(2)	(0.31)%	0.45%
Market yield(3)	5.00%	5.49%
Portfolio duration(4)	2.98	2.71

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.

During the second quarter of 2008, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 132 basis points range, with a high of 3.76% and a low of 2.44%. Trading activity in the Company’s portfolio was light but included a slight reduction in cash, asset backed and residential mortgage exposures from prior periods and increased allocations to U.S. government and agency securities. The duration of the fixed maturity portfolio has increased compared to June 30, 2007 primarily due to the sale of short duration asset backed securities and agencies and subsequent reinvestment in longer duration municipal and structured securities.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing liquidity. The portfolio is constantly adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates and the timing of investment sales. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2008 were $372.7 million compared to $705.4 million during the three months ended June 30, 2007. Net realized investment losses for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007
	(U.S. dollars in thousands)

Gross realized gains	$2,085	$529
Gross realized losses excluding other-than-temporary impairments	(1,861)	(5,183)
Other-than-temporary impairment losses	(4,237)	(4,384)

Net realized investment losses	$(4,013)	$(9,038)

During the three months ended June 30, 2008, the Company reviewed its securities that were in an unrealized loss position to determine whether or not such unrealized losses were other-than-temporary. The Company considered how long the securities had been in a loss position, the expected maturity of the investments, the significance of the decline, the financial condition of the issuer and the Company’s intent and ability to hold such investments for a period of time sufficient for the recovery of value. As a result of this review, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment and changes in spreads. Consequently, the cost of such securities was written down to fair value and the Company recognized a loss on these securities in the current period of $4.2 million (2007 — $4.4 million). The remaining securities in an unrealized loss position were determined to be temporarily impaired at June 30, 2008 as the Company has the intent and ability to hold these investments for a time sufficient for these securities to recover in value.

As of June 30, 2008, the Company continued to maintain an investment portfolio with an average credit rating of AAA. At June 30, 2008, the Company’s investment portfolio consisted of both mortgaged-backed and asset backed securities, which comprise 48.9% of total invested assets, including pending securities transactions, fixed maturity investments, cash and cash equivalents and other investments. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At June 30, 2008, 0.01% and 1.95% of the Company’s portfolio was collateralized by sub-prime and Alt-A mortgages, respectively. There have been no significant changes to the credit ratings of our securities. See ratings by maturity table included under “Liquidity and capital resources”.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended June 30, 2008, the Company’s net loss ratio was adversely impacted by severe weather and worse than expected growing conditions for major crops in the U.S. The heavy rains in parts of the Midwestern U.S. and drought conditions in other states primarily impacted the agriculture line of business within the Insurance segment. As a result of such conditions, 3.1 percentage points were added to the Company’s net loss ratios for the second quarter of 2008. During the three months ended June 30, 2007, the Company’s net loss ratio benefited from the absence of significant catastrophe and attritional loss activity.

Favorable prior year loss reserve development was $56.2 million for the second quarter of 2008 as compared to $29.9 million during the same period in 2007. In the second quarter of 2008, prior year loss reserves emerged favorably primarily in the short and long tail Insurance lines and the short tail and other lines of the Reinsurance segment, while in the second quarter of 2007 prior year loss reserve development was recorded primarily in the short tail lines of both the Insurance and Reinsurance segments. Prior year favorable loss reserve development emerged as claims have not materialized as originally estimated by the Company.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Reserve adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See “Reserve for Losses and Loss Expenses” below for further discussion.

Acquisition Expenses

The decrease in the acquisition expense ratio for the three months ended June 30, 2008 as compared to the same period in 2007 was due to the increase in agriculture premiums written by the Insurance segment, which typically have lower acquisition costs.

General and Administrative Expenses

The Company’s general and administrative expenses increased while the general and administrative expense ratio for the second quarter of 2008 was consistent with the ratio for the second quarter of 2007. The increase in general and administrative expenses was primarily driven by continued expansion of the Company’s Insurance segment. At June 30, 2008, the Company had a total of 741 employees as compared to 488 employees at June 30, 2007. The increase in the number of employees was principally due to the acquisition of ARMtech in the fourth quarter of 2007.

Net Income

The Company produced net income of $103.3 million in the three months ended June 30, 2008, compared to net income of $135.3 million in the same period of 2007. The decrease in net income for the current period of 2008 compared to 2007 was primarily due to an increase in losses and loss expenses recorded due to weather related events as well as a decline in net investment income as a result of mark to market reductions in the value of the Company’s alternative investments and high yield funds.

Consolidated results of operations — for the six month periods ended June 30, 2008 and 2007

Results of operations for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007	Change(1)
	(U.S. dollars in thousands, except for ratios)

Revenues
Gross premiums written	$1,386,654	$1,080,094	28.4%
Ceded premiums written	(276,482)	(98,203)	181.5%

Net premiums written	1,110,172	981,891	13.1%

Net premiums earned	825,128	794,596	3.8%
Net investment income	107,360	153,361	(30.0)%
Net realized investment losses	(15,497)	(11,122)	39.3%
Other underwriting gain (loss)	1,193	(9,139)	NM (2)

Total revenues	918,184	927,696	(1.0)%

Expenses
Losses and loss expenses	464,827	417,773	11.3%
Acquisition expenses	150,010	141,471	6.0%
General and administrative expenses	102,537	97,493	5.2%
Amortization of intangibles	5,325	2,254	136.2%
Net foreign exchange (gains) losses	(2,514)	541	NM (2)
Interest expense	15,068	15,060	0.1%
Income tax expense	1,782	15,928	(88.8)%

Net income	181,149	$237,176	(23.6)%

Net loss ratio	56.3%	52.6%	3.7%
Acquisition expense ratio	18.2%	17.8%	0.4%
General and administrative expense ratio	12.4%	12.3%	0.1%

Combined ratio	86.9%	82.7%	4.2%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful

Premiums

Gross premiums written in the six months ended June 30, 2008 were $1,386.7 million, an increase of $306.6 million, or 28.4%, compared to the same period in 2007. The increase was driven by growth in the Insurance segment’s agriculture line from recently acquired ARMtech and the Insurance Segment’s workers’ compensation line. Agriculture insurance writings are seasonal in nature and the majority of gross premiums written and ceded premiums written expected to be recorded during 2008 were recorded during the first quarter of 2008. Partially offsetting the increase in current period gross premiums written within the Insurance segment was a decline in premiums written within the Reinsurance segment, principally due to expected attrition within the agriculture line stemming from the Company’s acquisition of ARMtech in December of 2007, changes in client cessions, rate reductions and non-renewals of contracts that no longer met the Company’s underwriting standards.

Ceded premiums written increased in the first six months of 2008 from the same period in 2007, as a result of ceded premiums related to the Insurance segment’s agriculture line. The majority of premiums ceded by the Insurance segment’s agriculture line were through a U.S. government sponsored reinsurance program. The

Company’s net premiums written also increased as a result of premiums written by the Insurance segment’s agriculture line.

Net premiums earned for the six months ended June 30, 2008 were $825.1 million, an increase of $30.5 million, or 3.8%, from the six months ended June 30, 2007. The increase in net premiums earned resulted from the growth in net premiums written related to the Insurance segment’s agriculture line. The increase in earned premiums was partially offset by declines in premiums earned within the Reinsurance segment as a result of declining written premiums.

Net Investment Income

Endurance’s net investment income of $107.4 million decreased 30.0% or $46.0 million for the six months ended June 30, 2008 as compared to the same period in 2007. Net investment income during the first six months of 2008 included net mark to market losses of $16.6 million on its alternative investments and high yield funds, included in other investments, as compared to a gain of $25.7 million in the first six months of 2007. Investment income generated by the Company’s fixed maturity investments was consistent period over period. The Company’s cash and cash equivalents and investments at June 30, 2008 were modestly lower than those at June 30, 2007. Investment expenses for the six months ended June 30, 2008, including investment management fees, were $5.3 million compared to $4.9 million for the same period in 2007.

The annualized net earned yield, total return of the investment portfolio for the six months ended June 30, 2008 and 2007 and market yield and portfolio duration as of June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Annualized net earned yield(1)	3.86%	5.53%
Total return on investment portfolio(2)	0.43%	2.12%
Market yield(3)	5.00%	5.49%
Portfolio duration(4)	2.98	2.71

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.

During the six months ended June 30, 2008, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 156 basis points range, with a high of 3.76% and a low of 2.20%. Trading activity in the Company’s portfolio was light but included a slight reduction in cash, asset backed and residential mortgage exposures from prior periods and increased allocations to U.S. government and agency securities. The duration of the fixed maturity portfolio has increased compared to June 30, 2007 primarily due to the sale of short duration asset backed securities and agencies and subsequent reinvestment in longer duration municipal and structured securities.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing liquidity. The portfolio is constantly adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2008 were $864.2 million compared to $1,262.1 million during the six months ended June 30, 2007. Net realized investment losses for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(U.S. dollars in thousands)

Gross realized gains	$8,056	$1,802
Gross realized losses excluding other-than-temporary impairments	(5,230)	(6,950)
Other-than-temporary impairment losses	(18,544)	(5,974)

Net realized investment losses	$(15,497)	$(11,122)

During the six months ended June 30, 2008, the Company reviewed its securities that were in an unrealized loss position to determine whether or not such unrealized losses were other-than-temporary. The Company considered how long the securities had been in a loss position, the expected maturity of the investments, the significance of the decline, the financial condition of the issuer and the Company’s intent and ability to hold such investments for a period of time sufficient for the recovery of value. As a result of this review, the Company identified fixed maturity securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed maturities was principally a result of changes in the interest rate environment and changes in spreads. Consequently, the cost of such securities was written down to fair value, and the Company recognized a loss on these securities in the current period of $18.5 million (2007 — $6.0 million). The remaining securities in an unrealized loss position were determined to be temporarily impaired at June 30, 2008 as the Company has the intent and ability to hold these investments for a time sufficient for these securities to recover in value.

As of June 30, 2008, the Company continued to maintain an investment portfolio with an average credit rating of AAA. The Company’s investment portfolio consists of both mortgaged-backed and asset backed securities, which comprised 48.9% of total invested assets, including pending securities transactions, fixed maturity investments, cash and cash equivalents and other investments, at June 30, 2008. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At June 30, 2008, 0.01% and 1.95% of the Company’s portfolio was collateralized by sub-prime and Alt-A mortgages, respectively. There have been no significant changes to the credit ratings of the Company’s securities. See ratings by maturity table included under “Liquidity and capital resources”.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the six months ended June 30, 2008, the Company’s net loss ratio was adversely impacted by losses due to severe weather and worse than expected growing conditions for major crops in the U.S. The heavy rains in parts of the Midwestern U.S. and drought conditions in other states primarily impacted the agriculture line of the Insurance segment. As a result of such conditions, 1.7 percentage points were added to the Company’s net loss ratios for the six months ended June 30, 2008. For the six months ended June 30, 2007, the Company’s net loss ratio was adversely impacted by net losses related to European Windstorm Kyrill, which added 4.3 percentage points to the net loss ratio in the first six months of 2007.

Favorable prior year loss reserve development was $97.1 million for the first six months of 2008 as compared to $85.8 million for the same period in 2007. For the six months ended June 30, 2008, prior year reserves emerged favorably in both short and long tail lines of the Insurance segment and the short tail and other lines within the Reinsurance segment. Favorable loss development for the six months ended June 30, 2007 resulted from lower than expected reported claims in the Company’s short and long tail lines within the Insurance and Reinsurance segments.

The Company participates in lines of business where claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Reserve adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See “Reserve for Losses and Loss Expenses” below for further discussion.

Acquisition Expenses

The acquisition expense ratio for the six months ended June 30, 2008 was consistent with the ratio for the same period in 2007.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the six months ended June 30, 2008 was consistent with the ratio for the same period in 2007.

Net Income

The Company produced net income of $181.1 million in the six months ended June 30, 2008, compared to net income of $237.2 million in the same period of 2007. The decrease in net income for the current period of 2008 compared to 2007 was primarily due to a 30.0% decline in net investment income related to mark to market adjustments on the Company’s alternative and high yield funds as well as from increases in losses and loss expenses due to weather related events in the current period.

Reserve for losses and loss expenses

In order to capture the key dynamics of loss development and expected volatility that may arise within the Company’s reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of a few years while development for long tail business would emerge over many years. The Company also writes certain specialty lines of business such as agriculture, for which the loss emergence is considered unique in nature and thus, has been included as “other” in the tables below.

As of June 30, 2008, the Company had losses and loss expenses reserves of $3.1 billion (December 31, 2007 — $2.9 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six month periods ended June 30, 2008 and 2007, the Company paid losses and loss expenses of $364.6 million and $389.9 million, including deposit accounting adjustments, respectively.

As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report on Form 10-K.

Losses and loss expenses for the three and six months ended June 30, 2008 are summarized as follows:

	Incurred Related to:		Total Incurred
Three Months Ended June 30, 2008	Current Year	Prior Years	Losses
	(U.S. dollars in thousands)

Insurance:
Short tail	$17,452	$(7,423)	$10,029
Long tail	99,779	(18,160)	81,619
Other	96,523	—	96,523

Total Insurance	213,754	(25,583)	188,171

Reinsurance:
Short tail	76,771	(10,316)	66,455
Long tail	34,048	1,187	35,235
Other	8,943	(23,896)	(14,953)

Total Reinsurance	119,762	(33,025)	86,737

Deposit accounting(1)	(2,008)	2,425	417

Totals	$331,508	$(56,183)	$275,325

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

	Incurred Related to:		Total Incurred
Six Months Ended June 30, 2008	Current Year	Prior Years	Losses
	(U.S. dollars in thousands)

Insurance:
Short tail	$33,813	$(9,319)	$24,494
Long tail	189,004	(20,007)	168,997
Other	125,631	—	125,631

Total Insurance	348,448	(29,326)	319,122

Reinsurance:
Short tail	137,791	(42,196)	95,595
Long tail	65,789	1,086	66,875
Other	12,880	(27,413)	(14,533)

Total Reinsurance	216,460	(68,523)	147,937

Deposit accounting(1)	(2,944)	712	(2,232)

Totals	$561,964	$(97,137)	$464,827

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three and six months ended June 30, 2008 included $56.2 million and $97.1 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2008 benefited the Company’s reported loss ratio by approximately 12.4 and 11.8 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence within the Insurance segment’s short and long tail lines and the short tail and other lines of the Reinsurance segment. For the three and six months ended June 30, 2008, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance.  For the three and six months ended June 30, 2008, prior year favorable loss reserve development for this tail was relatively modest. The lower than expected losses and loss expenses were primarily a result of favorable claims emergence in the property line of business.

Long Tail Insurance.  For the three and six months ended June 30, 2008, the Company recorded favorable claims emergence for this reserve category primarily due to lower than expected claims activity and favorable case settlements in healthcare liability.

Other Insurance.  There was an immaterial amount of prior year loss reserve development related to this reserve category for the three and six months ended June 30, 2008.

Reinsurance

Short Tail Reinsurance.  For the three and six months ended June 30, 2008, the favorable loss emergence in the short tail reinsurance reserve category was primarily due to lower than expected claims reported within the treaty catastrophe, treaty property and surety lines of business.

Long Tail Reinsurance.  There was an immaterial amount of prior year unfavorable loss reserve development related to this reserve category for the three and six months ended June 30, 2008.

Other Reinsurance.  Favorable prior year loss reserve development related to this reserve category for the three months ended June 30, 2008 resulted primarily from better than expected claims settlements in the agriculture line. For the six months ended June 30, 2008, favorable loss settlement activity within agriculture, self-insured and special accounts lines resulted in overall favorable prior year loss reserve development for this reserve category.

Losses and loss expenses for the three and six months ended June 30, 2007 are summarized as follows:

	Incurred Related to:		Total Incurred
Three Months Ended June 30, 2007	Current Year	Prior Years	Losses
	(U.S. dollars in thousands)

Insurance:
Short tail	$6,856	$(15,172)	$(8,316)
Long tail	75,291	(3,553)	71,738

Total Insurance	82,147	(18,725)	63,422

Reinsurance:
Short tail	55,938	(10,114)	45,824
Long tail	93,524	1,136	94,660
Other	30,151	537	30,688

Total Reinsurance	179,613	(8,441)	171,172

Deposit accounting(1)	(24,700)	(2,715)	(27,415)

Totals	$237,060	$(29,881)	$207,179

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

	Incurred Related to:		Total Incurred
Six Months Ended June 30, 2007	Current Year	Prior Years	Losses
	(U.S. dollars in thousands)

Insurance:
Short tail	$23,004	$(31,270)	$(8,266)
Long tail	149,179	(13,962)	135,217

Total Insurance	172,183	(45,232)	126,951

Reinsurance:
Short tail	227,963	(25,452)	202,511
Long tail	92,989	(3,900)	89,089
Other	51,432	(2,161)	49,271

Total Reinsurance	372,384	(31,513)	340,871

Deposit accounting(1)	(41,006)	(9,043)	(50,049)

Totals	$503,561	$(85,788)	$417,773

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three and six months ended June 30, 2007 include $29.9 million and $85.8 million in favorable loss reserve development relating to prior accident years, respectively. The favorable loss reserve development experienced during the second quarter and first six months of 2007 benefited the Company’s 2007 net loss ratio by approximately 7.2 and 10.8 percentage points, respectively. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses than was previously estimated by the Company. Favorable development of prior year loss reserves for the periods related primarily to the Company’s short and long tail lines included in its Insurance segment, as well as the short tail line of business in the Reinsurance segment. For the three and six months ended June 30, 2007, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance.  For the three and six months ended June 30, 2007, the Company recorded favorable prior year loss reserve development for this reserve category primarily due to lower than expected loss activity in the direct property line of business.

Long Tail Insurance.  For the three and six months ended June 30, 2007, the Company recorded favorable prior year loss development in this reserve category primarily due to lower than expected claims reported for the healthcare liability line. This favorable development was partially offset by unfavorable development in other long tail lines.

Reinsurance

Short Tail Reinsurance.  For the three and six months ended June 30, 2007, the favorable loss emergence in this reserve category was due to lower than expected claims reported within the treaty catastrophe, treaty property and aerospace lines of business.

Long Tail Reinsurance.  For the three months ended June 30, 2007, the Company recorded a modest amount of unfavorable prior year loss reserve development. For the six months ended June 30, 2007, prior year loss emergence was favorable due to lower than expected reported claims within the treaty casualty line of business.

Other Reinsurance.  There was an immaterial amount of unfavorable prior year loss reserve development related to this reserve category for the three months ended June 30, 2007. For the six months ended June 30, 2007, there was a modest amount of favorable prior year loss emergence within this reserve category primarily due to lower than expected reported claims.

Reserves for losses and loss expenses were comprised of the following at June 30, 2008:

			Reserve for
	Case	IBNR	Losses and Loss
	Reserves	Reserves	Expenses
	(U.S. dollars in thousands)

Insurance:
Short tail	$76,961	$35,998	$112,959
Long tail	100,219	1,029,019	1,129,238
Other	253,067	18,322	271,389

Total Insurance	430,247	1,083,339	1,513,586

Reinsurance:
Short tail	445,073	283,966	729,039
Long tail	257,920	581,928	839,848
Other	6,338	76,914	83,252

Total Reinsurance	709,331	942,808	1,652,139

Deposit accounting(1)	(41,900)	(43,551)	(85,451)

Totals	$1,097,678	$1,982,596	$3,080,274

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at June 30, 2007:

			Reserve for
	Case	IBNR	Losses and Loss
	Reserves	Reserves	Expenses
	(U.S. dollars in thousands)

Insurance:
Short tail	$100,339	$34,066	$134,405
Long tail	49,928	782,940	832,868

Total Insurance	150,267	817,006	967,273

Reinsurance:
Short tail	614,638	360,303	974,941
Long tail	234,964	598,815	833,779
Other	9,267	117,137	126,404

Total Reinsurance	858,869	1,076,255	1,935,124

Deposit accounting(1)	(65,639)	(69,233)	(134,872)

Totals	$943,497	$1,824,028	$2,767,525

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance business segment for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands, except for ratios)

Revenues
Gross premiums written	$271,973	$197,967	$857,107	$345,000
Ceded premiums written	(37,583)	(45,967)	(266,576)	(84,911)

Net premiums written	234,390	152,000	590,531	260,089

Net premiums earned	245,383	124,057	413,364	234,382

Expenses
Losses and loss expenses	188,171	63,422	319,122	126,951
Acquisition expenses	29,000	16,528	52,117	30,354
General and administrative expenses	25,071	18,592	45,632	40,809

	242,242	98,542	416,871	198,114

Underwriting income	$3,141	$25,515	$(3,507)	$36,268

Net loss ratio	76.7%	51.1%	77.2%	54.2%
Acquisition expense ratio	11.8%	13.3%	12.6%	13.0%
General and administrative expense ratio	10.2%	15.0%	11.0%	17.3%

Combined ratio	98.7%	79.4%	100.8%	84.5%

Premiums.  Gross premiums written for the three and six months ended June 30, 2008 in the Insurance segment increased by 37.4% and 148.4% over the same periods in 2007, respectively. Gross and net premiums written for each line of business in the Insurance business segment were as follows:

	Three Months Ended
	June 30, 2008		June 30, 2007
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)

Property	$52,360	$36,641	$40,835	$17,262
Casualty	38,737	34,953	42,343	26,815
Healthcare Liability	25,485	25,169	28,054	28,054
Workers’ Compensation	69,888	63,482	57,142	52,999
Agriculture	50,921	44,193	—	—
Professional Lines	34,582	29,952	29,593	26,870

Total	$271,973	$234,390	$197,967	$152,000

	Six Months Ended
	June 30, 2008		June 30, 2007
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)

Property	$83,542	$51,644	$67,877	$23,389
Casualty	63,861	50,066	69,140	44,577
Healthcare Liability	41,978	41,661	46,843	46,843
Workers’ Compensation	153,367	139,387	118,775	107,809
Agriculture	464,340	266,593	—	—
Professional Lines	50,019	41,180	42,365	37,471

Total	$857,107	$590,531	$345,000	$260,089

The increase in the Insurance business segment gross premiums written for the three and six months ended June 30, 2008 compared to the same periods in 2007 was largely driven by the addition of $50.9 million and $464.3 million, respectively, of gross agricultural premiums written by ARMtech, which the Company acquired in the fourth quarter of 2007. Agriculture insurance writings are seasonal in nature and the majority of gross premiums written and ceded premiums written expected to be recorded during 2008 were recorded during the first quarter of 2008. In addition, the Company recorded $12.7 million and $34.6 million more workers’ compensation premiums in the three and six months ended June 30, 2008 as compared to the same periods in 2007, respectively, and modestly more premiums in its property and professional lines of business. The Insurance segment’s growth in these lines of business was partially offset by modest declines in gross premiums written in the healthcare liability and casualty lines of business in both the three and six months ended June 30, 2008 as compared to the same periods in 2007.

Ceded premiums written by the Company in the Insurance segment decreased in the second quarter of 2008 and increased in the first six months of 2008 compared to the same periods in 2007. In the second quarter of 2008 compared to the second quarter of 2007, ceded premiums were lower due to reductions in estimates of ceded premiums in the Insurance segment’s agriculture line as actual cessions to the U.S. government sponsored reinsurance program were lower than initially expected in the first quarter of 2008. The increase in ceded premiums written for the six months ended June 30, 2008 compared to 2007 was due to the agriculture line. The majority of premiums ceded by the agriculture line were through a U.S. government sponsored reinsurance program.

The net premiums earned by the Company in the Insurance segment in the three and six months ended June 30, 2008 also increased compared to 2007, primarily due to the addition of agriculture premiums.

Losses and Loss Expenses.  The increases in the net loss ratios in the Company’s Insurance segment for the three and six months ended June 30, 2008 compared to the same periods in 2007 were due to losses recorded in relation to the Company’s agriculture line. In general, the Company expects higher levels of attritional losses in the agriculture line compared to other lines of business, resulting in higher initial expected loss ratios as the agriculture line grows in significance to the Insurance segment. In addition, the Company’s agriculture line experienced severe weather and worse than expected growing conditions for major crops in the U.S. resulting from heavy rains in parts of the Midwestern U.S. and drought conditions in other states. As a result of such conditions, 5.7 and 3.4 percentage points were added to the Company’s net loss ratios for the current quarter and first six months of 2008 compared to 2007. In addition, during the second quarter, several large fires resulted in international property losses which added 3.0 percentage points and 1.8 percentage points to the Insurance segment’s net loss ratios for the three and six months ended June 30, 2008, respectively. The net loss ratio for the three and six months ended June 30, 2007 benefited from the absence of large losses during the periods.

Partially offsetting the impact of the agriculture and international property losses was favorable prior year loss reserve development recorded for the second quarter and first six months of 2008 in the Insurance segment. Prior year loss reserves were reduced in the second quarter and first six months of 2008 by $25.6 million and $29.3 million, respectively, which decreased the net loss ratio by 10.4 and 7.1 percentage points, as compared to reductions of $18.7 million and $45.2 million, which decreased the net loss ratio by 15.1 and 19.3 percentage points, for the three and six months ended June 30, 2007, respectively. Of the lines of business in the Company’s Insurance segment, both the short tail property and long tail healthcare liability lines experienced net reductions in the Company’s estimated losses for prior accident years in the current periods as claims have not materialized as originally estimated by the company.

Acquisition Expenses.  The Company’s acquisition expenses and acquisition expense ratio in the Insurance segment decreased for the second quarter and first six months of 2008 compared to 2007 from the increase in agriculture premiums written for which acquisition costs were offset by third party commissions received.

General and Administrative Expenses.  The decrease in general and administrative expenses in the Insurance segment for three and six months ended June 30, 2008 as compared to 2007 principally resulted from third party expense reimbursements related to the agricultural line that offset certain general and administrative expenses.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and six months ended June 30, 2008 and 2007. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands, except for ratios)

Revenues
Gross premiums written	$246,386	$328,815	$531,864	$758,288
Ceded premiums written	(11,095)	(12,610)	(9,906)	(13,292)

Net premiums written	235,291	316,205	521,958	744,996

Net premiums earned	210,001	324,318	415,737	615,713

Expenses
Losses and loss expenses	86,737	171,172	147,937	340,871
Acquisition expenses	47,499	64,555	98,655	125,973
General and administrative expenses	27,422	30,072	56,905	56,684

	161,658	265,799	303,497	523,528

Underwriting income (loss)	$48,343	$58,519	$112,240	$92,185

Net loss ratio	41.3%	52.8%	35.6%	55.4%
Acquisition expense ratio	22.6%	19.9%	23.7%	20.5%
General and administrative expense ratio	13.1%	9.3%	13.7%	9.1%

Combined ratio	77.0%	82.0%	73.0%	85.0%

Premiums.  Total and net premiums written for each line of business in the Reinsurance business segment for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30, 2008		June 30, 2007
	Total	Net	Total	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)

Casualty	$36,244	$36,273	$27,788	$27,610
Property	34,886	34,886	65,476	67,074
Catastrophe	130,217	122,231	147,506	137,720
Agriculture	5,822	5,187	24,118	22,018
Aerospace and marine	24,250	21,916	32,483	31,030
Surety and other specialty	14,967	14,798	31,444	30,753

Total	$246,386	$235,291	$328,815	$316,205

	Six Months Ended
	June 30, 2008		June 30, 2007
	Total	Net	Total	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)

Casualty	$105,545	$106,775	$119,725	$119,532
Property	71,134	71,107	102,177	103,601
Catastrophe	235,451	227,386	288,005	277,904
Agriculture	16,734	16,099	117,179	115,079
Aerospace and marine	60,785	58,542	72,042	70,419
Surety and other specialty	42,215	42,049	59,160	58,461

Total	$531,864	$521,958	$758,288	$744,996

Total premiums written, which include deposit premiums, in the Reinsurance segment for the three and six months ended June 30, 2008 were $246.4 million and $531.9 million compared to $328.8 million and $758.3 million of total premiums written in the same periods in 2007. The decline in total premiums written in the Reinsurance segment for the current quarter compared to the same period in 2007 was primarily due to decreases in catastrophe, property and surety and other specialty lines from increases in client retentions, rate reductions and non-renewal of contracts that no longer met the Company’s underwriting standards. Agriculture premiums declined due to expected attrition stemming from the Company’s acquisition of ARMtech within the Insurance segment in December of 2007 and non-renewal of contracts that no longer met the Company’s pricing and underwriting requirements.

Net premiums earned by the Company in the Reinsurance segment for the three and six months ended June 30, 2008 decreased compared to the same periods in 2007, due to the decrease in total premiums written in this business segment in more recent periods. The rate of decrease in net premiums earned was less than the decline in premiums written due to the continued earning of premiums written by the Company in prior years.

Losses and Loss Expenses.  The loss ratio in the Company’s Reinsurance segment for the three and six months ended June 30, 2008 decreased compared to the same periods in 2007 as a result of the low level of catastrophe losses. The six months ended June 30, 2007 included net losses of $33.1 million resulting from Windstorm Kyrill. In addition, the Company recorded $33.0 million and $68.5 million of favorable prior year loss reserve development in the three and six months ended June 30, 2008 compared to $8.4 million and $31.5 million in the three and six months ended June 30, 2007. During the second quarter and first six months of 2008, the majority of the favorable loss reserve development emanated from this segment’s short tail catastrophe, property and surety lines of business, and other tail agriculture line of business as claims emergence in these lines was less than originally estimated by the Company.

Acquisition Expenses.  The Reinsurance segment’s acquisition expense ratio increased for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The increase in the acquisition expense ratio for the current periods was generally due to a decrease in premium earnings in the agriculture and catastrophe lines, which typically have lower associated acquisition expenses as compared to the same periods in 2007.

General and Administrative Expenses.  The general and administrative expense ratio experienced by the Reinsurance segment in the three and six months ended June 30, 2008 increased from the same periods in 2007 as a result of declines in overall premiums earned.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands)

Revenues
Gross premiums written	$(296)	$(19,979)	$(2,317)	$(23,194)

Net premiums written	(296)	(19,979)	(2,317)	(23,194)

Net premiums earned	(2,299)	(30,824)	(3,973)	(55,499)
Other underwriting income (loss)	1,933	(3,203)	1,193	(9,139)

	(366)	(34,027)	(2,780)	(64,638)

Expenses
Losses and loss expenses	417	(27,415)	(2,232)	(50,049)
Acquisition expenses	(863)	(7,142)	(762)	(14,856)
General and administrative expenses	—	—	—	—

	(446)	(34,557)	(2,994)	(64,905)

Underwriting income (loss)	$80	$530	$214	$267

During the three and six months ended June 30, 2008, the Company recorded $0.3 million and $2.3 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7 as compared to $20.0 million and $23.2 million for the three and six months ended June 30, 2007. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although having a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(U.S. dollars in thousands)

Total underwriting income	$51,564	$84,564	$108,947	$128,720
Net investment income	60,482	78,548	107,360	153,361
Net foreign exchange gains (losses)	5,621	2,072	2,514	(541)
Net realized losses on investments	(4,013)	(9,038)	(15,497)	(11,122)
Amortization of intangibles	(2,637)	(1,127)	(5,325)	(2,254)
Interest expense	(7,534)	(7,531)	(15,068)	(15,060)

Consolidated income before income taxes	$103,483	$147,488	$182,931	$253,104

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

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2008, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $1,015 million (December 31, 2007 — $1,042 million) without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the “FSA”). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At June 30, 2008, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and American Merchants are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are generally limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty do not currently have earned surpluses; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2008 without the prior approval of the applicable insurance regulator. At June 30, 2008, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.4 million and $6.3 million, respectively, without prior regulatory approval from the applicable regulators, during 2008. In addition, any dividends paid by Endurance American, Endurance American Specialty and American Merchants would be subject to the dividend limitation of their respective parent insurance companies.

The Company’s aggregate cash and invested assets as of June 30, 2008 totaled $5.6 billion compared to $5.6 billion as of December 31, 2007. The level of cash and invested assets are impacted by the collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares and warrants to purchase ordinary shares. The increase in cash flows from operations for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily a result of the timing of paid loss disbursements during the three and six months ended June 30, 2008.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies and insureds, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity securities, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2008, absent the occurrence of one or more significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, borrow or issue its ordinary shares under its variable delivery forward facility or arrange for additional financing.

The following table summarizes the fair value composition of the fixed maturity portfolio by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at June 30, 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due After	Due After
	Due	One Year	Five Years
	within	through	through Ten	Due After	Mortgage Backed	Asset Backed
Ratings	One Year	Five Years	Years	Ten Years	Securities(1)	Securities(1)	Total
	(U.S. dollars in thousands)

U.S. government and agency securities	$35,175	$380,708	$245,801	$61,877	$—	$—	$723,561
AAA/Aaa	29,985	300,252	40,778	43,125	2,367,162	333,028	3,114,330
AA/Aa	53,416	187,597	54,159	27,116	1,567	14,828	338,683
A/A	34,940	207,020	42,352	50,933	4,400	378	340,023
BBB	274	1,046	1,203	366	7,284	14,337	24,510
Below BBB	470	12,452	37,422	3,077	8,115	1,252	62,788
Not rated	—	121	—	—	637	—	758

Total	$154,260	$1,089,196	$421,715	$186,494	$2,389,165	$363,823	$4,604,653

(1)	The effective duration of the Company’s mortgage backed and asset backed securities portfolios were 3.34 and 1.35, respectively, as of June 30, 2008. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contractual maturity.

Under the Company’s amended and restated syndicated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion. As of June 30, 2008, there were no borrowings under this line of credit, and letters of credit outstanding under the facility were $558.5 million.

Item 3.	Quantitative and qualitative information about market risk

Interest Rate Risk.  The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio falls, and the converse is also true. The Company manages its interest rate risk through an asset liability strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The duration of assets is managed versus liabilities (including reserves for losses and loss expenses) to minimize any asset liability gap. The asset portfolio had a duration of approximately three years at June 30, 2008. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. As of June 30, 2008, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and cash equivalents and fixed maturity securities of $5.3 billion at June 30, 2008 would have been as follows:

	Interest Rate Shift in Basis Points
	−100	−50	0	50	100
	(U.S. dollars in millions)

June 30, 2008
Total market value	$5,404.3	$5,330.5	$5,260.8	$5,179.6	$5,102.9
Market value change from base	2.73%	1.33%	—	(1.54)%	(3.00)%
Change in unrealized value	$143.5	$69.7	—	$(81.2)	$(157.9)

Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. Assuming the risks taken into account in the VaR model perform per their historical tendencies, there is a 95% chance that the loss on the portfolio will be less than 6.3% over a one-year time horizon at June 30, 2008.

The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Excluding interest rate risk described above, there have been no other material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk” included in the Company’s 2007 Annual Report on Form 10-K.

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

Item 2.	Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs(1)(2)	Plans or Programs(1)(2)

April 1, 2008 — April 30, 2008	—	—	—	9,134,680
May 1, 2008 — May 31, 2007	554,447	$34.11	554,447	8,580,233
June 1, 2008 — June 30, 2008	151,600	$32.99	151,600	8,428,633

Total	706,047	$33.87	706,047	8,428,633

(1)	Ordinary shares or share equivalents.

(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. Under this program, the Company may repurchase up to 18,000,000 of its ordinary shares and share equivalents, an increase of 16 million shares from the two million shares previously authorized under the February 28th share repurchase program. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual General Meeting of Shareholders was held on May 15, 2008. Proxies with regard to the matters voted upon at the Annual General Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the results of voting on each such matter after giving effect to the voting limitations set forth in the Company’s Amended and Restated Bye-Laws.

Proposal No. 1 — Election of Directors

The election of four Class III directors to the Board of Directors of Endurance Specialty Holdings Ltd.

Name	Votes For	Votes Withheld

William H. Bolinder	45,412,801	4,809,004
Brendan R. O’Neill	45,371,249	4,850,556
Richard C. Perry	45,399,440	4,822,364
Robert A. Spass	27,805,958	22,415,847

The election of a slate of director designees to the Board of Directors of Endurance Specialty Insurance Ltd.

Name	Votes For	Votes Withheld

Steven W. Carlsen	49,842,078	379,727
David S. Cash	49,859,744	362,061
Kenneth J. LeStrange	49,862,366	359,439

The election of a slate of director designees to the Board of Directors of Endurance Worldwide Holdings Limited.

Name	Votes For	Votes Withheld

Alan Barlow	49,861,833	359,972
William H. Bolinder	49,876,043	345,762
Steven W. Carlsen	49,842,464	379,341
Daniel M. Izard	49,862,677	359,128
Kenneth J. LeStrange	49,862,340	359,465
Simon Minshall	49,753,204	468,600
Brendan R. O’Neill	49,862,535	359,270

The election of a slate of director designees to the Board of Directors of Endurance Worldwide Insurance Limited

Name	Votes For	Votes Withheld

Alan Barlow	49,862,263	359,542
William H. Bolinder	49,876,043	345,762
Steven W. Carlsen	49,838,866	382,939
Daniel M. Izard	49,859,590	362,215
Kenneth J. LeStrange	49,862,237	359,568
Simon Minshall	48,320,667	1,901,138
Brendan R. O’Neill	49,862,638	359,167

Proposal No. 2 — The appointment of Ernst & Young Ltd. as the Company’s independent registered public accounting firm for the year ending December 31, 2008 and the authorization of the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

Votes For	Votes Against	Abstentions

50,131,319	83,733	6,753

Proposal No. 3 — The adoption of the Company’s Amended and Restated Bye-laws.

Votes For	Votes Against	Abstentions

45,735,679	47,165	36,210

Proposal No. 4 — The amendment of the Company’s 2007 Equity Incentive Plan.

Votes For	Votes Against	Abstentions

41,746,359	3,704,117	368,577

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

3.1	Endurance Specialty Holdings Ltd. Amended and Restated Bye-Laws
10.1	Amendment No. 1 to Endurance Specialty Holdings Ltd. 2007 Equity Incentive Plan*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer,
President

Date: August 8, 2008

By: /s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2008