Form 10-Q
period 2008-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2008-11-10
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2008, or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of November 6, 2008
Ordinary Shares - $1.00 par value	56,979,351

INDEX

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	2
	Unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2008 and 2007	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2008 and 2007	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	53
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Changes in Securities and Issuer Purchases of Equity Securities	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits	59
SIGNATURES		60

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share and per share amounts)

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,480,445 and $4,556,061 at September 30, 2008 and December 31, 2007)	$4,359,085	$4,589,054
Short term investments, available for sale at fair value (amortized cost: $136,624 and $12,646 at September 30, 2008 and December 31, 2007)	136,624	12,646
Preferred equity securities, available for sale at fair value (amortized cost: $46,076 and $60,406 at September 30, 2008 and December 31, 2007)	39,731	58,536
Other investments, under the equity method	338,151	358,128

Total investments	4,873,591	5,018,364
Cash and cash equivalents	514,875	567,825
Receivable on pending sales of investments	196,481	3,209
Premiums receivable, net	1,130,184	723,832
Deferred acquisition costs	202,912	168,968
Securities lending collateral	134,256	173,041
Prepaid reinsurance premiums	205,284	122,594
Losses recoverable	281,074	187,354
Accrued investment income	32,893	38,543
Goodwill and intangible assets	202,682	206,632
Deferred tax asset	31,978	—
Other assets	63,002	60,791

Total assets	$7,869,212	$7,271,153

LIABILITIES
Reserve for losses and loss expenses	$3,278,934	$2,892,224
Reserve for unearned premiums	1,201,292	855,085
Deposit liabilities	85,701	108,943
Reinsurance balances payable	320,615	162,899
Securities lending payable	135,853	173,041
Debt	447,413	448,753
Deferred tax liability	—	922
Payable on pending purchases of investments	44,621	426
Other liabilities	86,066	116,601

Total liabilities	5,600,495	4,758,894

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative—Par value $1.00—8,000,000 issued and outstanding (2007—8,000,000); aggregate liquidation preference $200,000 (2007—$200,000)	8,000	8,000
Common shares
Ordinary—$1.00 par value, 57,656,562 issued and outstanding (2007—60,364,488)	57,657	60,364
Additional paid-in capital	1,042,511	1,165,300
Accumulated other comprehensive (loss) income	(86,146)	57,725
Retained earnings	1,246,695	1,220,870

Total shareholders’ equity	2,268,717	2,512,259

Total liabilities and shareholders’ equity	$7,869,212	$7,271,153

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Revenues
Gross premiums written	$624,144	$423,271	$2,010,798	$1,503,365
Ceded premiums written	(130,121)	(45,655)	(406,603)	(143,858)

Net premiums written	494,023	377,616	1,604,195	1,359,507
Change in unearned premiums	15,606	22,126	(269,438)	(165,169)

Net premiums earned	509,629	399,742	1,334,757	1,194,338
Net investment income	27,410	62,605	134,770	215,966
Net realized losses on investments	(30,069)	(3,055)	(45,566)	(14,177)
Other underwriting (loss) income	(2,712)	1,697	(1,519)	(7,442)

Total revenues	504,258	460,989	1,422,442	1,388,685

Expenses
Losses and loss expenses	445,501	186,456	910,328	604,229
Acquisition expenses	70,598	76,604	220,608	218,075
General and administrative expenses	57,771	55,121	160,308	152,614
Amortization of intangibles	2,588	1,127	7,913	3,381
Net foreign exchange losses	15,477	700	12,963	1,241
Interest expense	7,535	7,533	22,603	22,593

Total expenses	599,470	327,541	1,334,723	1,002,133

(Loss) income before income taxes	(95,212)	133,448	87,719	386,552
Income tax expense	(4,180)	(2,047)	(5,962)	(17,975)

Net (loss) income	(99,392)	131,401	81,757	368,577
Preferred dividends	(3,875)	(3,875)	(11,625)	(11,625)

Net (loss) income (attributable) available to common shareholders	$(103,267)	$127,526	$70,132	$356,952

Other comprehensive (loss) income
Net (loss) income	$(99,392)	$131,401	$81,757	$368,577
Net unrealized holding (losses) gains on investments arising during the period (net of applicable deferred income taxes of $10,008 and $2,857 for the nine months ended September 30, 2008 and 2007, respectively)	(101,643)	53,221	(179,234)	5,919
Foreign currency translation adjustments	(9,312)	1,879	(10,269)	4,955
Reclassification adjustment for net realized losses included in net income	30,069	3,055	45,566	14,177
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	66	66

Other comprehensive (loss) income	(80,864)	58,177	(143,871)	25,117

Comprehensive (loss) income	$(180,256)	$189,578	$(62,114)	$393,694

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	57,569,606	64,468,309	58,314,180	65,529,530

Diluted	57,569,606	70,430,986	63,631,682	71,126,078

Basic (losses) earnings per common share	$(1.79)	$1.98	$1.20	$5.45

Diluted (losses) earnings per common share	$(1.79)	$1.81	$1.10	$5.02

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	60,364	66,480
Issuance of common shares	378	652
Repurchase of common shares	(3,085)	(3,051)

Balance, end of period	57,657	64,081

Additional paid-in capital
Balance, beginning of period	1,165,300	1,458,063
Issuance of common shares	669	7,300
Repurchase of common shares	(131,492)	(109,328)
Issuance of restricted share units in lieu of dividends	(96)	193
Public offering and registration costs	(112)	(4,491)
Settlement of equity awards	(5,045)	(3,414)
Stock-based compensation expense	13,287	7,145

Balance, end of period	1,042,511	1,355,468

Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	33,393	28,852
Foreign currency translation adjustments	(10,269)	4,955

Balance, end of period	23,124	33,807

Unrealized holding losses on investments:
Balance, beginning of period	26,718	(40,841)
Net unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(133,668)	20,096

Balance, end of period	(106,950)	(20,745)

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,386)	(2,476)
Net change from current period hedging transactions, net of reclassification adjustment	66	66

Balance, end of period	(2,320)	(2,410)

Total accumulated other comprehensive (loss) income	(86,146)	10,652

Retained earnings
Balance, beginning of period	1,220,870	779,796
Net income	81,757	368,577
Issuance of restricted share units in lieu of dividends	96	(193)
Dividends on preferred shares	(11,625)	(11,625)
Dividends on common shares	(44,403)	(49,135)

Balance, end of period	1,246,695	1,087,420

Total shareholders’ equity	$2,268,717	$2,525,621

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$81,757	$368,577
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	577	3,145
Amortization of other intangibles and depreciation	17,084	11,720
Net realized losses on investments	45,566	14,177
Deferred taxes	(23,551)	2,374
Stock-based compensation expense	13,287	7,145
Equity in losses (earnings) of other investments	49,420	(22,184)
Premiums receivable, net	(406,352)	(107,592)
Deferred acquisition costs	(33,944)	(43,191)
Prepaid reinsurance premiums	(82,690)	12,592
Losses recoverable	(93,720)	(51,764)
Accrued investment income	5,650	4,617
Other assets	(4,121)	(4,566)
Reserve for losses and loss expenses	386,710	140,124
Reserve for unearned premiums	346,207	155,844
Deposit liabilities	(23,242)	(30,752)
Reinsurance balances payable	158,213	(17,348)
Other liabilities	20,836	(24,009)

Net cash provided by operating activities	457,687	418,909

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,979,281	2,243,281
Proceeds from sales of short term investments	29,943	—
Proceeds from maturities and calls on fixed maturity investments	627,573	533,954
Proceeds from the redemption of other investments	13,607	126
Purchases of fixed maturity investments	(2,723,522)	(2,895,800)
Purchases of short term investments	(166,226)	—
Purchases of other investments	(43,050)	(68,800)
Purchases of fixed assets	(7,161)	(15,961)
Change in securities lending collateral	38,785	31,035
Net cash paid in acquisition	(23,729)	(3,568)

Net cash used in investing activities	(274,499)	(175,733)

Cash flows used in financing activities:
Issuance of common shares	939	7,866
Repurchase of common shares	(132,725)	(112,379)
Offering and registration costs paid	(1,129)	(23)
Change in securities lending payable	(37,188)	(31,035)
Settlement of equity awards	(5,045)	(3,414)
Proceeds from bank debt	599	—
Bank debt repaid	(2,005)	—
Dividends on preferred shares	(11,625)	(11,625)
Dividends on common shares	(44,672)	(49,135)

Net cash used in financing activities	(232,851)	(199,745)

Effect of exchange rate changes on cash and cash equivalents	(3,287)	8,839

Net (decrease) increase in cash and cash equivalents	(52,950)	52,270
Cash and cash equivalents, beginning of period	567,825	547,772

Cash and cash equivalents, end of period	$514,875	$600,042

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record reserves for losses and loss expenses and contingencies and to record realized losses related to other-than-temporary impairments on investments. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2. Investments

The amortized cost, fair value and related gross unrealized gains and losses on the Company’s investments classified as available for sale at September 30, 2008 and December 31, 2007 are as follows:

SEPTEMBER 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$837,875	$12,794	$(5,504)	$845,165
Non-U.S. government securities	273,020	3,003	(911)	275,112
Corporate securities	644,283	2,826	(18,675)	628,434
Mortgage-backed securities	2,418,728	11,539	(116,723)	2,313,544
Asset-backed securities	306,539	96	(9,805)	296,830

Total fixed maturity securities	$4,480,445	$30,258	$(151,618)	$4,359,085
Short term investments	136,624	—	—	136,624
Preferred equity securities	46,076	—	(6,345)	39,731

Total	$4,663,145	$30,258	$(157,963)	$4,535,440

DECEMBER 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$431,326	$11,963	$(11)	$443,278
Non-U.S. government securities	282,683	2,290	(647)	284,326
Corporate securities	865,379	6,926	(6,139)	866,166
Mortgage-backed securities	2,518,435	26,640	(8,320)	2,536,755
Asset-backed securities	458,238	1,961	(1,670)	458,529

Total fixed maturity securities	$4,556,061	$49,780	$(16,787)	$4,589,054
Short term investments	12,646	—	—	12,646
Preferred equity securities	60,406	7	(1,877)	58,536

Total	$4,629,113	$49,787	$(18,664)	$4,660,236

The following tables summarize the aggregate fair value and gross unrealized loss by length of time the securities had continuously been in an unrealized loss position for all the Company’s available for sale investments that are in a gross unrealized loss position at September 30, 2008 and December 31, 2007:

SEPTEMBER 30, 2008	Less than 12 months		12 months or greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(5,504)	$504,595	$—	$—	$(5,504)	$504,595
Non-U.S. government securities	(869)	77,172	(42)	2,482	(911)	79,654
Corporate securities	(16,110)	378,851	(2,565)	36,941	(18,675)	415,792
Mortgage-backed securities	(86,861)	1,076,302	(29,862)	266,043	(116,723)	1,342,345
Asset-backed securities	(9,112)	243,561	(693)	10,410	(9,805)	253,971

Total fixed maturity securities	$(118,456)	$2,280,481	$(33,162)	$315,876	$(151,618)	$2,596,357
Short term investments	—	—	—	—	—	—
Preferred equity securities	(5,238)	30,386	(1,107)	8,610	(6,345)	38,996

Total	$(123,694)	$2,310,867	$(34,269)	$324,486	$(157,963)	$2,635,353

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2. Investments (Continued)

At September 30, 2008, 2,296 available for sale securities were in an unrealized loss position. Of those, 658 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these available for sale securities was principally a result of credit spread widening.

DECEMBER 31, 2007	Less than 12 months		12 months or greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government and agency securities	$(11)	$8,598	$—	$—	$(11)	$8,598
Non-U.S. government securities	(114)	15,635	(533)	55,467	(647)	71,102
Corporate securities	(2,954)	179,723	(3,185)	216,781	(6,139)	396,504
Mortgage-backed securities	(2,167)	307,922	(6,153)	500,866	(8,320)	808,788
Asset-backed securities	(1,319)	102,132	(351)	59,396	(1,670)	161,528

Total fixed maturity securities	$(6,565)	$614,010	$(10,222)	$832,510	$(16,787)	$1,446,520
Short term investments	—	—	—	—	—	—
Preferred equity securities	(987)	38,229	(890)	19,192	(1,877)	57,421

Total	$(7,552)	$652,239	$(11,112)	$851,702	$(18,664)	$1,503,941

At December 31, 2007, 1,013 available for sale securities were in an unrealized loss position. Of those, 508 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these available for sale securities was principally a result of changes in the interest rate environment.

During the three and nine months ended September 30, 2008, the Company identified securities which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value at the time of impairment, and the Company realized losses of $22.5 million (2007—$5.0 million) and $41.0 million (2007—$11.0 million), respectively.

At September 30, 2008, the remaining unrealized losses on the Company’s fixed maturity securities and short term investments were primarily due to widening of credit spreads relating to market illiquidity, rather than any significant credit downgrades on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that the Company will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

At September 30, 2008, the Company held insurance enhanced bonds (asset-backed and municipal securities), in the amount of approximately $36.4 million, which represented approximately 0.8% of our fixed income portfolio. The overall credit quality of the insured bond portfolio had an average rating of “A2” by Moody’s and “A+” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds include Financial Guarantee Insurance Company ($13.4 million), Ambac Financial Group, Inc. ($11.6 million), Financial Security Assurance Inc. ($6.4 million), MBIA Insurance Corporation ($4.4 million), and Security Capital Assurance Ltd. ($0.6 million).

At September 30, 2008, the Company held $39.7 million of perpetual preferred securities, classified as equity. The Company evaluated these equity securities for potential impairment in a manner similar to the evaluation procedures utilized for its debt securities. In addition, the Company examined each security held and found insufficient deterioration in the credit quality of the preferred stock issuers to deem the securities impaired. Because the Company has the ability and intent to hold these securities to recovery, the Company does not consider these equity securities to be other-than- temporarily impaired at September 30, 2008.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

2. Investments (Continued)

In addition to the Company’s available for sale investment portfolio, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under other investments. At September 30, 2008 and December 31, 2007, the Company had invested, net of capital returned, a total of $318.3 million and $285.6 million, respectively, in the Funds. At September 30, 2008 and December 31, 2007, the carrying value of the Funds was $338.2 million and $358.1 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Note 7).

The Company participates in a securities lending program whereby fixed income securities are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically in cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, U.S. government agency securities, mortgage-backed securities and corporate fixed income securities. At September 30, 2008, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and repurchase agreements. Securities with an estimated fair value of $132.9 million and $169.3 million were on loan under the program at September 30, 2008 and December 31, 2007, respectively. The Company was liable for cash collateral under the Company’s control of $135.9 million and $173.0 million at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the fair value of the investments purchased with the cash collateral received from the borrower was $134.3 million and $173.0 million. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

3. Fair value measurement

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Under SFAS No. 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS No. 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in detail below. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the hierarchy are as follows:

Level 1  Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2  Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3. Fair value measurement (Continued)

Level 3  Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In accordance with SFAS No. 157, the Company maximizes the use of observable inputs in its valuation techniques and applies unobservable inputs only to the extent that observable inputs are unavailable. The major classes of assets and liabilities carried at fair value by the Company at September 30, 2008 included fixed income investments and securities lending collateral.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

The Company’s available for sale investments are comprised of a variety of different securities, which are leveled based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities are generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government treasury securities, corporate debt and U.S. agency and non-agency mortgage, asset-backed securities, short term investments and preferred equity securities generally incorporate significant Level 2 inputs using the market and income approach techniques. The Company may assign a lower level to inputs typically considered to be Level 2 based on its assessment of liquidity and relative level of uncertainty surrounding the inputs. At September 30, 2008, the Company continues to classify select wrapped securities within Level 3 due to the lack of liquidity in the market related to these securities.

There have been no material changes in the Company’s valuation techniques since the adoption of SFAS No. 157 effective January 1, 2008. On October 10, 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When Market for That Asset is Not Active,” which provided further clarification on fair value measurement for financial assets in inactive markets. The adoption of this statement did not impact the Company’s results of operations or financial position.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3. Fair value measurement (Continued)

The following table sets forth the Company’s available for sale investments categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at September 30, 2008:

	Total at September 30, 2008	Fair Value Measurements at September 30, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency securities	$845,165	$126,646	$716,213	$2,306
Non-U.S. government securities	275,112	—	275,112	—
Corporate securities	628,434	—	623,662	4,772
Mortgage-backed securities	2,313,544	—	2,309,823	3,721
Asset-backed securities	296,830	—	262,955	33,875

Total fixed maturity securities	$4,359,085	$126,646	$4,187,765	$44,674
Short term investments	136,624	—	136,624	—
Preferred equity securities	39,731	—	39,731	—

Total	$4,535,440	$126,646	$4,364,120	$44,674

The following table presents the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at September 30, 2008:

	Total at September 30, 2008	Fair Value Measurements at September 30, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities lending collateral	$134,256	—	$134,256	—

The following table presents a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2008:

Total
Level 3 as of July 1, 2008	$63,240
Total realized and unrealized gains (losses):
Included in earnings	188
Included in other comprehensive loss	(2,408)
Purchases, issuances and settlements	(3,603)
Net transfers out of Level 3	(12,743)

Level 3 as of September 30, 2008	$44,674

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

3. Fair value measurement (Continued)

The following table presents a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2008:

Total
Level 3 as of January 1, 2008	$23,795
Total realized and unrealized gains (losses):
Included in earnings	(1,346)
Included in other comprehensive loss	(3,752)
Purchases, issuances and settlements	(3,512)
Net transfers in of Level 3	29,489

Level 3 as of September 30, 2008	$44,674

Losses on Level 3 securities in the amount of ($0.2) million and ($4.1) million were included in earnings (net realized investment losses) for the three and nine months ended September 30, 2008, respectively, and were attributable to the change in unrealized gains or losses related to fixed maturity investments still held at September 30, 2008.

4. Earnings per share

Endurance Holdings follows SFAS No. 128, “Earnings per Share,” to account for its weighted average shares. Basic (losses) earnings per common share are calculated by dividing net (loss) income (attributable) available to holders of Endurance Holdings’ common shares by the weighted average number of common shares outstanding. In addition to the actual common shares outstanding, the weighted average number of common shares included in the basic (losses) earnings per common share calculation also includes the fully vested unsettled or unreleased restricted share units and restricted shares discussed in detail in the Company’s 2007 Annual Report on Form 10-K.

Diluted (losses) earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

4. Earnings per share (Continued)

The following table sets forth the computation of basic and diluted (losses) earnings per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income (attributable) available to common shareholders	$(103,267)	$127,526	$70,132	$356,952

Denominator:
Weighted average shares—basic
Common shares outstanding	57,509,574	64,325,818	58,235,676	65,369,966
Unsettled restricted share units and unreleased restricted shares	60,032	142,491	78,504	159,564

	57,569,606	64,468,309	58,314,180	65,529,530
Share equivalents
Unvested restricted share units and restricted shares outstanding	—	526,292	606,613	286,100
Warrants	—	4,264,994	3,700,840	4,115,353
Options	—	1,171,391	1,010,049	1,195,095

Weighted average shares—diluted	57,569,606	70,430,986	63,631,682	71,126,078

Basic (losses) earnings per common share	$(1.79)	$1.98	$1.20	$5.45

Diluted (losses) earnings per common share	$(1.79)	$1.81	$1.10	$5.02

On August 14, 2008, Endurance Holdings declared quarterly dividends of $0.25 per share payable on its ordinary shares and $0.484375 per share payable on its 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”). The dividend on Endurance Holdings’ outstanding ordinary shares was paid on September 30, 2008 to the ordinary shareholders of record on September 16, 2008, and the dividend on the Series A Preferred Shares was paid on September 15, 2008 to the Series A Preferred shareholders of record on September 2, 2008.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Dividends declared per preferred share	$0.484375	$0.484375	$1.453125	$1.453125

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

5. Stock-based employee compensation and other stock plans

The Company has a stock-based employee compensation plan (the “2007 Equity Plan”), which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees and non-employee directors.

No options were granted during the quarters ended September 30, 2008 and 2007. The total intrinsic value of options exercised during the quarter ended September 30, 2008 was $0.01 million (2007—$0.5 million). The Company received proceeds of $0.1 million (2007—$0.4 million) from the exercise of options during the quarter ended September 30, 2008. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the quarters ended September 30, 2008 and 2007. There were no options vested during the quarter ended

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

5. Stock-based employee compensation and other stock plans (Continued)

September 30, 2008 (2007—grant date fair value $0.01 million). There were no unrecognized stock-based compensation expenses related to unvested stock options at September 30, 2008 and 2007.

No options were granted during the nine months ended September 30, 2008 and 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $0.4 million (2007—$8.2 million). The Company received proceeds of $0.5 million (2007—$7.5 million) from the exercise of options during the nine months ended September 30, 2008. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the nine months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008, 2,500 options vested with a grant date fair value of $0.03 million (2007—grant date fair value $0.3 million). There were no unrecognized stock-based compensation expenses related to unvested stock options at September 30, 2008 and 2007.

During the quarter ended September 30, 2008, the Company granted an aggregate of 5,466 (2007—29,576) restricted shares and restricted share units with weighted average grant date fair values of $0.2 million (2007—$1.2 million). During the quarter ended September 30, 2008, the aggregate fair value of restricted shares and restricted share units that vested was $2.3 million (2007—$0.3 million). For the quarter ended September 30, 2008, compensation costs recognized in earnings for all restricted shares and restricted share units were $4.9 million (2007—$3.9 million). At September 30, 2008, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $19.0 million (2007—$19.1 million).

During the nine months ended September 30, 2008, the Company granted an aggregate of 515,066 (2007—561,093) restricted shares and restricted share units with weighted average grant date fair values of $20.2 million (2007—$22.1 million). During the nine months ended September 30, 2008, the aggregate fair value of restricted shares and restricted share units that vested was $11.1 million (2007—$4.8 million). For the nine months ended September 30, 2008, compensation costs recognized in earnings for all restricted shares and restricted share units were $13.3 million (2007—$7.2 million).

Total expenses related to the Company’s Employee Share Purchase Plan and Sharesave Scheme were approximately $53,000 (2007—$40,000) for the quarter ended September 30, 2008 and $145,000 (2007—$111,000) for the nine months ended September 30, 2008.

6. Segment reporting

Based on how the Company monitors the performance of its underwriting operations, the Company has two reportable business segments, Insurance and Reinsurance.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

6. Segment reporting (Continued)

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2008:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$372,936	$251,228	$(20)	$624,144
Ceded premiums written	(124,335)	(5,786)	—	(130,121)

Net premiums written	248,601	245,442	(20)	494,023

Net premiums earned	270,298	240,975	(1,644)	509,629
Other underwriting income	—	—	(2,712)	(2,712)

	270,298	240,975	(4,356)	506,917

Expenses
Net losses and loss expenses	194,477	257,514	(6,490)	445,501
Acquisition expenses	24,065	44,529	2,004	70,598
General and administrative expenses	31,675	26,096	—	57,771

	250,217	328,139	(4,486)	573,870

Underwriting income (loss)	$20,081	$(87,164)	$130	$(66,953)

Net loss ratio	71.9%	106.9%	394.8%	87.4%
Acquisition expense ratio	8.9%	18.5%	(121.9)%	13.8%
General and administrative expense ratio	11.8%	10.8%	—	11.4%

Combined ratio	92.6%	136.2%	272.9%	112.6%

Reserve for losses and loss expenses	$1,603,212	$1,758,465	$(82,743)	$3,278,934

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

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

6. Segment reporting (Continued)

The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$180,046	$243,787	$(562)	$423,271
Ceded premiums written	(42,642)	(3,013)	—	(45,655)

Net premiums written	137,404	240,774	(562)	377,616

Net premiums earned	130,640	275,776	(6,674)	399,742
Other underwriting loss	—	—	1,697	1,697

	130,640	275,776	(4,977)	401,439

Expenses
Net losses and loss expenses	69,709	119,798	(3,051)	186,456
Acquisition expenses	19,489	58,531	(1,416)	76,604
General and administrative expenses	21,988	33,133	—	55,121

	111,186	211,462	(4,467)	318,181

Underwriting income (loss)	$19,454	$64,314	$(510)	$83,258

Net loss ratio	53.4%	43.5%	45.7%	46.6%
Acquisition expense ratio	14.9%	21.2%	21.2%	19.2%
General and administrative expense ratio	16.8%	12.0%	—	13.8%

Combined ratio	85.1%	76.7%	66.9%	79.6%

Reserve for losses and loss expenses	$1,044,737	$1,923,369	$(126,296)	$2,841,810

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to (loss) income before income taxes for the three months ended September 30, 2008 and 2007, respectively:

	2008	2007
Total underwriting (loss) income	$(66,953)	$83,258
Net investment income	27,410	62,605
Net foreign exchange losses	(15,477)	(700)
Net realized losses on investments	(30,069)	(3,055)
Amortization of intangibles	(2,588)	(1,127)
Interest expense	(7,535)	(7,533)

(Loss) income before income taxes	$(95,212)	$133,448

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

6. Segment reporting (Continued)

The following table provides gross premiums written by line of business for the three months ended September 30, 2008 and 2007:

Business Segment	2008	2007
Insurance
Property	$35,574	$28,379
Casualty	29,196	30,133
Healthcare liability	28,010	30,262
Workers’ compensation	41,709	70,398
Agriculture	195,852	—
Professional lines	42,595	20,874

Total Insurance	372,936	180,046

Reinsurance
Casualty	53,890	66,006
Property	113,080	112,407
Catastrophe	65,825	43,684
Agriculture	3,452	6,917
Aerospace and marine	9,814	9,179
Surety and other specialty	5,167	5,594

Total Reinsurance	251,228	243,787

Subtotal business segments	624,164	423,833
Deposit accounting(1)	(20)	(562)

Total	$624,144	$423,271

(1)	Reconciles gross premiums written to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

6. Segment reporting (Continued)

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2008:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$1,230,043	$783,092	$(2,337)	$2,010,798
Ceded premiums written	(390,911)	(15,692)	—	(406,603)

Net premiums written	839,132	767,400	(2,337)	1,604,195

Net premiums earned	683,662	656,712	(5,617)	1,334,757
Other underwriting loss	—	—	(1,519)	(1,519)

	683,662	656,712	(7,136)	1,333,238

Expenses
Net losses and loss expenses	513,598	405,451	(8,721)	910,328
Acquisition expenses	76,182	143,185	1,241	220,608
General and administrative expenses	77,308	83,000	—	160,308

	667,088	631,636	(7,480)	1,291,244

Underwriting income	$16,574	$25,076	$344	$41,994

Net loss ratio	75.1%	61.7%	155.3%	68.2%
Acquisition expense ratio	11.2%	21.8%	(22.1)%	16.5%
General and administrative expense ratio	11.3%	12.7%	—	12.0%

Combined ratio	97.6%	96.2%	133.2%	96.7%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

6. Segment reporting (Continued)

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2007:

	Insurance	Reinsurance	Deposit Accounting(1)	Total
Revenues
Gross premiums written	$525,046	$1,002,075	$(23,756)	$1,503,365
Ceded premiums written	(127,552)	(16,306)	—	(143,858)

Net premiums written	397,494	985,769	(23,756)	1,359,507

Net premiums earned	365,021	891,489	(62,172)	1,194,338
Other underwriting loss	—	—	(7,442)	(7,442)

	365,021	891,489	(69,614)	1,186,896

Expenses
Net losses and loss expenses	196,660	460,670	(53,101)	604,229
Acquisition expenses	49,844	184,503	(16,272)	218,075
General and administrative expenses	62,796	89,818	—	152,614

	309,300	734,991	(69,373)	974,918

Underwriting income (loss)	$55,721	$156,498	$(241)	$211,978

Net loss ratio	53.9%	51.7%	85.4%	50.6%
Acquisition expense ratio	13.6%	20.7%	26.2%	18.2%
General and administrative expense ratio	17.2%	10.0%	—	12.8%

Combined ratio	84.7%	82.4%	111.6%	81.6%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

The following table reconciles total segment results to income before income taxes for the nine months ended September 30, 2008 and 2007, respectively:

	2008	2007
Total underwriting income	$41,994	$211,978
Net investment income	134,770	215,966
Net foreign exchange losses	(12,963)	(1,241)
Net realized losses on investments	(45,566)	(14,177)
Amortization of intangibles	(7,913)	(3,381)
Interest expense	(22,603)	(22,593)

Income before income taxes	$87,719	$386,552

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

6. Segment reporting (Continued)

The following table provides gross premiums written by line of business for the nine months ended September 30, 2008 and 2007:

Business Segment	2008	2007
Insurance
Property	$119,116	$96,256
Casualty	93,058	99,273
Healthcare liability	69,987	77,105
Workers’ compensation	195,076	189,173
Agriculture	660,193	—
Professional lines	92,613	63,239

Total Insurance	1,230,043	525,046

Reinsurance
Casualty	159,434	185,730
Property	184,214	214,584
Catastrophe	301,277	331,689
Agriculture	20,185	124,095
Aerospace and marine	70,600	81,223
Surety and other specialty	47,382	64,754

Total Reinsurance	783,092	1,002,075

Subtotal business segments	2,013,135	1,527,121
Deposit accounting(1)	(2,337)	(23,756)

Total	$2,010,798	$1,503,365

(1)	Reconciles gross premiums written to the Company’s financial statement presentation.

7. Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables at September 30, 2008 and December 31, 2007 amounted to $281.1 million and $187.4 million, respectively. At September 30, 2008, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers with a financial strength rating of A- or better by A.M. Best or Standard & Poor’s.

Major production sources. During the nine months ended September 30, 2008, the Company obtained 40.0% (September 30, 2007—66.7%) of its gross premiums written before deposit accounting adjustments through four brokers: Marsh & McLennan Companies, Inc. (including Guy Carpenter)—14.4% (September 30, 2007—28.1%); Aon Corporation—9.9% (September 30, 2007—22.9%); Willis Companies—11.0% (September 30, 2007—15.7%) and Benfield Group—4.7% (2007—7.3%). The decrease in 2008 in the percentage of gross premiums written through these four brokers was primarily attributable to gross premiums written by ARMtech, which was produced through various independent agents.

Letters of credit. As of September 30, 2008, the Company had issued letters of credit of $540.4 million (December 31, 2007—$574.4 million) under its credit facility in favor of certain ceding companies.

Investment commitments. As of September 30, 2008 and December 31, 2007, the Company had pledged cash and cash equivalents and fixed income investments of $140.2 million and $223.2 million, respectively, in favor of certain ceding companies to collateralize obligations. As of

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

7. Commitments and contingencies (Continued)

September 30, 2008 and December 31, 2007, the Company had also pledged $612.1 million and $594.7 million of its fixed income investments as collateral for $540.4 million and $532.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2008 and December 31, 2007, cash and fixed income investments with fair values of $234.6 million and $120.3 million were on deposit with U.S. state regulators, respectively, and $22.6 million and $33.8 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to other investments at September 30, 2008 and December 31, 2007. The Company is generally subject to redemption restriction provisions of between one to three years from the date of acquisition. With respect to the balance of the Company’s other investments at September 30, 2008 and December 31, 2007, $316.0 million and $144.3 million were ineligible for redemption, respectively. The remaining other investments may be redeemed by the Company subject to certain notice and limit provisions. In addition, as of September 30, 2008, the Company was committed to investing a further $1.3 million (December 31, 2007—$29.4 million) in various investment funds classified as other investments.

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

Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2008 are as follows:

Twelve Months Ended September 30,	Amount
2009	$9,973
2010	9,961
2011	9,959
2012	9,980
2013	9,195
2014 and thereafter	22,662

$71,730

Total lease expense under operating leases for the nine months ended September 30, 2008 was $6.5 million (September 30, 2007—$8.0 million).

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

8. Recent accounting pronouncements

Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement of No. 115” was effective January 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities under this statement.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)

8. Recent accounting pronouncements (Continued)

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

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for inactive markets and provides an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. FSP SFAS 157-3 was effective on issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP SFAS 157-3 in October and applied the guidance to the financial statements as at September 30, 2008. The adoption of FSP SFAS 157-3 did not impact the Company’s results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2008 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in Part II, Item 1A of this Form 10-Q and in the 2007 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings has seven wholly-owned operating subsidiaries:

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

The Company writes specialty lines of property and casualty insurance and reinsurance on a global basis and seeks to create a portfolio of specialty lines of business that are profitable and have limited correlation with one another. The Company’s portfolio of specialty lines of business is organized into two business segments, Insurance and Reinsurance.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, contingencies and realized losses on investments deemed other-than-temporarily impaired. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2007 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report with the exception of the investment policy noted below. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Investments. The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive (loss) income. The Company determines the fair value of its fixed income securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. The SFAS No. 157 establishes three levels as follows:

Level 1  Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2  Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3  Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The adoption of SFAS No. 157 by the Company did not materially change the Company’s valuation of its fixed income investments. For further discussion of SFAS No. 157, see Note 3 of the notes to the unaudited condensed consolidated financial statements contained herein.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Financial Statement of Position 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company periodically reviews its fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, to determine whether a decline in the fair value below the amortized cost basis is other-than-temporary. The Company considers a fixed income investment to be a candidate for further analysis if it meets any of the following thresholds or criteria:

•	the fixed income investment trades at a 5% or greater discount to amortized cost for 12 consecutive months or longer;

•	the fixed income investment trades at a 15% or greater discount to amortized cost for any length of time;

•	the issuer of the fixed income investment defaults on a material outstanding obligation;

•	the issuer of the fixed income investment becomes subject to bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises;

•

the issuer of the fixed income investment proposes a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	in the judgment of management, the Company will not be able to realize a full recovery on the fixed income investment.

In the event one or more of the foregoing thresholds or criteria has been met, management conducts a further review of the fixed income investment to determine if it should be classified as other-than-temporarily impaired. This review is based upon the judgment of management, and involves the consideration of several factors including the following:

•	the time period in which there has been a significant decline in value;

•	the expected maturity of the investment;

•	the significance of the decline;

•	an analysis of the liquidity, business prospects and overall financial condition of the issuer/sector; and

•	the Company’s intent and ability to hold the investment for a time period sufficient for the value to recover.

If such a decline in the fair value is judged to be other-than-temporary, the Company writes down the investment to fair value, thereby establishing a new cost basis. The amount of the write-down is charged to income as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. In light of the significant financial market volatility and lack of liquidity, the number of fixed income securities that have met the thresholds described above and become candidates for further other-than-temporary impairment analysis has increased. Although the Company has maintained its analysis thresholds, management has seen an increase in the number of instances in which subjective management judgment must be utilized in assessing other-than-temporary impairments.

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

Consolidated results of operations—for the three month periods ended September 30, 2008 and 2007

Results of operations for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Change(1)
	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$624,144	$423,271	47.5%
Ceded premiums written	(130,121)	(45,655)	185.0%

Net premiums written	494,023	377,616	30.8%

Net premiums earned	509,629	399,742	27.5%
Net investment income	27,410	62,605	(56.2)%
Net realized investment losses	(30,069)	(3,055)	884.3%
Other underwriting (loss) income	(2,712)	1,697	NM (2)

Total revenues	504,258	460,989	9.4%

Expenses
Losses and loss expenses	445,501	186,456	138.9%
Acquisition expenses	70,598	76,604	(7.8)%
General and administrative expenses	57,771	55,121	4.8%
Amortization of intangibles	2,588	1,127	129.6%
Net foreign exchange losses	15,477	700	NM (2)
Interest expense	7,535	7,533	0.0%
Income tax expense	4,180	2,047	104.2%

Net (loss) income	$(99,392)	$131,401	NM (2)

Net loss ratio	87.4%	46.6%	40.8%
Acquisition expense ratio	13.8%	19.2%	(5.4)%
General and administrative expense ratio	11.4%	13.8%	(2.4)%

Combined ratio	112.6%	79.6%	33.0%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended September 30, 2008 were $624.1 million, an increase of $200.9 million, or 47.5%, compared to the same period in 2007. The increase was driven by $192.9 million of additional premiums written in the Insurance segment in the current quarter compared to the same period of 2007. The additional premiums in the Insurance segment were recorded in the agriculture line, as a result of the acquisition of ARMtech at the end of 2007. Gross premiums written in the Reinsurance segment included $21.4 million of reinstatement premiums related to Hurricanes Gustav and Ike. Excluding reinstatement premiums, gross premiums written declined in the Reinsurance segment due to increased risk retentions by clients, rate reductions and non-renewals of business which failed to meet the Company’s underwriting standards.

Ceded premiums written increased in the third quarter of 2008 compared to the same period in 2007 as a result of ceded premiums related to the Insurance segment’s agriculture line. The majority of premiums ceded by the Insurance segment’s agriculture line were to the U.S. government through a federally sponsored crop reinsurance program. The Company’s net premiums written increased in the third quarter of 2008 from the same period in 2007 as a result of the addition of the agriculture premiums written and retained within the Insurance segment.

Net premiums earned for the three months ended September 30, 2008 were $509.6 million, an increase of $109.9 million, or 27.5%, from the third quarter of 2007 as a result of the addition of $129.0 million of earned premiums in the Insurance segment’s agriculture line for the current period. This increase was partially offset by declines in premiums earned within the Reinsurance segment as a result of less premiums from prior periods being earned due to lower written premiums.

Net Investment Income

Endurance’s net investment income of $27.4 million decreased 56.2% or $35.2 million for the quarter ended September 30, 2008 as compared to the same period in 2007. Net investment income during the third quarter of 2008 included net mark to market losses of $32.8 million on its alternative investments and high yield loan funds, included in other investments, as compared to a loss of $3.5 million in the third quarter of 2007. Investment income generated by the Company’s fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, was modestly lower in the current period compared to the same period in 2007. At September 30, 2008, the Company’s cash and cash equivalents and investments, including investments pending settlement, decreased 4.5% from the same period in 2007. The decrease in cash and cash equivalents and investments during the period resulted from declines in market valuations of investments partially offset by positive net operating cash flows throughout 2008. Investment expenses for the third quarter of 2008, including investment management fees, were $2.4 million consistent with the same period in 2007.

The annualized net earned yield, total return of the investment portfolio for the three months ended September 30, 2008 and 2007 and market yield and portfolio duration as of September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
Annualized net earned yield(1)	1.95%	4.43%
Total return on investment portfolio(2)	(2.15)%	2.40%
Market yield(3)	5.62%	5.37%
Portfolio duration(4)	3.17	2.84

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)

The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed income securities held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed income securities held by the Company’s investment managers.

During the third quarter of 2008, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 97 basis points range, with a high of 3.49% and a low of 2.52%. Investment grade corporate and non-agency structured security spreads widened approximately 180 and 200 basis points, respectively, during the third quarter of 2008. Trading activity in the Company’s portfolio was aimed at reducing risk by increasing allocation to government bonds, reducing exposure to mortgages and asset-backed securities while emphasizing credit protection in structured securities. The duration of the Company’s fixed income investments has increased compared to September 30, 2007 primarily due to the sale of short duration asset-backed securities and subsequent reinvestment in longer duration government and structured securities.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing liquidity. The portfolio is adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses, which are dependent on movements in financial markets and interest rates and the timing of investment sales. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2008 were $1,145.0 million compared to $981.2 million during the three months ended September 30, 2007. Net realized investment losses for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands)
Gross realized gains	$6,643	$5,073
Gross realized losses excluding other-than-temporary impairments	(14,208)	(3,115)
Other-than-temporary impairment losses	(22,504)	(5,013)

Net realized investment losses	$(30,069)	$(3,055)

During the three months ended September 30, 2008, the Company reviewed its securities that were in an unrealized loss position to determine whether or not such unrealized losses were other-than-temporary. The Company considered how long the securities had been in a loss position, the expected maturity of the investments, the significance of the decline, the financial condition of the issuer and the Company’s intent and ability to hold such investments for a period of time sufficient for the recovery of value. For a more detailed description of the Company’s investment accounting policy, see “Application of Critical Accounting Estimates” section above. As a result of this review, the Company identified fixed income securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed income securities was principally a result of credit spread widening. Consequently, the cost of such securities was written down to fair value and the Company recognized a loss on these securities in the current period of $22.5 million (2007—$5.0 million). The remaining securities in an unrealized loss position were determined to be temporarily impaired at September 30, 2008 as the Company has the intent and ability to hold these investments for a time sufficient for these securities to recover in value.

As of September 30, 2008, the Company continued to maintain an investment portfolio with an average credit rating of AAA. At September 30, 2008, the Company’s investment portfolio consisted of both mortgaged-backed and asset-backed securities, which comprise 47.1% of total invested assets, including pending securities transactions, fixed income investments, cash and cash equivalents and other investments. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At September 30, 2008, the Company’s portfolio held no sub- prime mortgage exposure and 1.8% of Alt-A mortgages of which 81.6% are fixed rate with an average rating of AAA. There have been no significant changes to the credit ratings of our securities.

For additional information on the composition of the Company’s investment portfolio, see “Liquidity and Capital Resources—Investment Portfolio.”

Net Foreign Exchange Losses

During the third quarter of 2008, the Company revalued its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $15.5 million compared to $0.7 million for the same period of 2007. The current period net foreign exchange losses resulted from the strengthening of the U.S. dollar and weakening of the U.K. Pound Sterling compared to other currencies during the third quarter of 2008. The Company had offsetting net unrealized foreign exchange gains of $7.9 million (2007—$3.6 million) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding (losses) gains on investments within other comprehensive (loss) income.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended September 30, 2008, Hurricanes Gustav and Ike adversely affected the Company’s net loss ratio primarily in the Reinsurance segment’s catastrophe line of business. The Company recorded in the third quarter of 2008 losses, net of reinstatement premiums and other loss sensitive accruals, related to Hurricanes Gustav and Ike of $139.9 million. The net losses from Hurricanes Gustav and Ike added 28.9 percentage points to the Company’s net loss ratio for the third quarter of 2008. During the three months ended September 30, 2007, the Company’s net loss ratio benefited from the absence of significant catastrophe and attritional loss activity.

Favorable prior year loss reserve development was $18.4 million for the third quarter of 2008 as compared to $37.5 million during the same period in 2007. In the third quarter of 2008, prior year loss reserves emerged favorably primarily in the short and long tail Insurance lines and the other lines of the Reinsurance segment. In the third quarter of 2007, prior year loss reserve development was recorded primarily in the short and long tail lines of the Insurance segment and the short and long tail lines of the Reinsurance segment. In both periods, prior year favorable loss reserve development was recorded as a result of claims not materializing as originally estimated by the Company.

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

Acquisition Expenses

The decrease in the acquisition expense ratio for the three months ended September 30, 2008 as compared to the same period in 2007 was due to the increase in Insurance segment agriculture premiums, which typically have lower acquisition costs.

General and Administrative Expenses

The Company’s general and administrative expense ratio decreased for the third quarter of 2008 compared to 2007. The decrease in the general and administrative expense ratio principally resulted from more premiums earned in the Insurance segment’s agriculture line, which benefits from third party expense reimbursements. At September 30, 2008, the Company had a total of 759 employees as compared to 495 employees at September 30, 2007. The increase in the number of employees was primarily due to the acquisition of ARMtech in the fourth quarter of 2007.

Net (Loss) Income

The Company incurred a net loss of $99.4 million in the three months ended September 30, 2008, compared to net income of $131.4 million in the same period of 2007. The decrease in net income for the current period compared to 2007 was primarily due to an increase in losses and loss expenses recorded due to Hurricanes Gustav and Ike, a decline in net investment income from mark to market reductions in the value of the Company’s alternative investments and high yield loan funds and increased realized losses on investments.

Consolidated results of operations—for the nine month periods ended September 30, 2008 and 2007

Results of operations for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Change(1)
	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,010,798	$1,503,365	33.8%
Ceded premiums written	(406,603)	(143,858)	182.6%

Net premiums written	1,604,195	1,359,507	18.0%

Net premiums earned	1,334,757	1,194,338	11.8%
Net investment income	134,770	215,966	(37.6)%
Net realized investment losses	(45,566)	(14,177)	221.4%
Other underwriting loss	(1,519)	(7,442)	(79.6)%

Total revenues	1,422,442	1,388,685	2.4%

Expenses
Losses and loss expenses	910,328	604,229	50.7%
Acquisition expenses	220,608	218,075	1.2%
General and administrative expenses	160,308	152,614	5.0%
Amortization of intangibles	7,913	3,381	134.0%
Net foreign exchange losses	12,963	1,241	944.6%
Interest expense	22,603	22,593	0.0%
Income tax expense	5,962	17,975	(66.8)%

Net income	$81,757	$368,577	(77.8)%

Net loss ratio	68.2%	50.6%	17.6%
Acquisition expense ratio	16.5%	18.2%	(1.7)%
General and administrative expense ratio	12.0%	12.8%	(0.8)%

Combined ratio	96.7%	81.6%	15.1%

(1)	With respect to ratios, changes show increase or decrease in percentage points.

Premiums

Gross premiums written in the nine months ended September 30, 2008 were $2,010.8 million, an increase of $507.4 million, or 33.8%, compared to the same period in 2007. The increase in gross premiums written was driven by growth in the Insurance segment’s agriculture and workers’ compensation lines. Agriculture insurance writings are seasonal in nature and the majority of gross premiums written and ceded premiums written expected to be recorded during 2008 were recorded during the first and third quarter of 2008. Partially offsetting the Insurance segment increase in current period gross premiums written was a decline in premiums written within the Reinsurance segment, principally due to expected attrition within the agriculture line stemming from the Company’s acquisition of ARMtech in December of 2007, changes in client cessions, rate reductions and non-renewals of contracts that no longer met the Company’s underwriting standards.

Ceded premiums written increased in the first nine months of 2008 from the same period in 2007, as a result of ceded premiums related to the Insurance segment’s agriculture line. The majority of premiums ceded by the Insurance segment’s agriculture line were to the U.S. government through a federally sponsored crop reinsurance program. The Company’s net premiums written also increased as a result of premiums written by the Insurance segment’s agriculture line.

Net premiums earned for the nine months ended September 30, 2008 were $1,334.8 million, an increase of $140.4 million, or 11.8%, from the nine months ended September 30, 2007. The increase in net premiums earned resulted from the growth in net premiums written related to the Insurance segment’s agriculture line. The increase in Insurance segment earned premiums was partially offset by declines in premiums earned within the Reinsurance segment.

Net Investment Income

Endurance’s net investment income of $134.8 million decreased 37.6% or $81.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007. Net investment income during the first nine months of 2008 included net mark to market losses of $49.4 million on its alternative investments and high yield loan funds, included in other investments, as compared to a gain of $22.8 million in the first nine months of 2007. Investment income generated by the Company’s cash and cash equivalents and fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, was modestly lower in the current period than the same period in 2007. At September 30, 2008, the Company’s cash and cash equivalents and investments, including investments pending settlement, decreased 4.5% from the same period in 2007. The decrease in cash and cash equivalents and investments during the period resulted from declines in market valuations of investments partially offset by positive net operating cash flows throughout 2008. Investment expenses for the nine months ended September 30, 2008, including investment management fees, were $7.8 million compared to $7.2 million for the same period in 2007.

The annualized net earned yield, total return of the investment portfolio for the nine months ended September 30, 2008 and 2007 and market yield and portfolio duration as of September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Annualized net earned yield(1)	3.22%	5.09%
Total return on investment portfolio(2)	(1.73)%	4.56%
Market yield(3)	5.62%	5.37%
Portfolio duration(4)	3.17	2.84

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)

The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed income securities held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed income securities held by the Company’s investment managers.

During the nine months ended September 30, 2008, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 156 basis points range, with a high of 3.76% and a low of 2.20%. Investment grade corporate and non-agency structured security spreads widened approximately 250 and 325 basis points, respectively, during the first nine months of 2008. Trading activity in the Company’s portfolio was aimed at reducing risk by increasing allocation to government bonds, reducing exposure to mortgages and asset-backed securities while emphasizing credit protection in structured securities. The duration of the fixed income portfolio has increased compared to September 30, 2007 primarily due to the sale of short duration asset-backed securities and agencies and subsequent reinvestment in longer duration government securities.

Net Realized Investment Losses

The Company’s investment portfolio is managed to generate income while providing liquidity. The portfolio is adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2008 were $2,009.2 million compared to $2,243.3 million during the nine months ended September 30, 2007. Net realized investment losses for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands)
Gross realized gains	$14,688	$6,875
Gross realized losses excluding other-than-temporary impairments	(19,215)	(10,066)
Other-than-temporary impairment losses	(41,039)	(10,986)

Net realized investment losses	$(45,566)	$(14,177)

During the nine months ended September 30, 2008, the Company reviewed its securities that were in an unrealized loss position to determine whether or not such unrealized losses were other-than-temporary. The Company considered how long the securities had been in a loss position, the expected maturity of the investments, the significance of the decline, the financial condition of the issuer and the Company’s intent and ability to hold such investments for a period of time sufficient for the recovery of value. For a more detailed description of the Company’s investment accounting policy, see “Application of Critical Accounting Estimates” section above. As a result of this review, the Company identified fixed income securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these fixed income securities was principally a result of credit spread widening. Consequently, the cost of such securities was written down to fair value, and the Company recognized a loss on these securities in the current period of $41.0 million (2007—$11.0 million). The remaining securities in an unrealized loss position were determined to be temporarily impaired at September 30, 2008 as the Company has the intent and ability to hold these investments for a time sufficient for these securities to recover in value.

As of September 30, 2008, the Company continued to maintain an investment portfolio with an average credit rating of AAA. The Company’s investment portfolio consists of both mortgage-backed and asset-backed securities, which comprised 47.1% of total invested assets, including pending securities transactions, fixed income investments, cash and cash equivalents and other investments, at September 30, 2008. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At September 30, 2008, the Company’s portfolio held no sub- prime mortgage exposure and 1.8% of Alt-A mortgages of which 81.6% are fixed rate. There have been no significant changes to the credit ratings of the Company’s securities.

For additional information on the composition of the Company’s investment portfolio, see “Liquidity and Capital Resources—Investment Portfolio.”

Net Foreign Exchange Losses

During the nine months ended September 30, 2008, the Company revalued its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $13.0 million compared to $1.2 million for the same period of 2007. The current period net foreign exchange losses resulted from the strengthening of the U.S. dollar during the first nine months of 2008. The Company had offsetting net unrealized foreign exchange gains of $16.7 million (2007—$3.6 million) from the revaluation of its foreign currency invested assets included in change in net unrealized holding (losses) gains on investments within other comprehensive (loss) income.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the nine months ended September 30, 2008, losses from Hurricanes Gustav and Ike adversely impacted the Company’s net loss ratio primarily in the

Reinsurance segment’s catastrophe line of business. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, related to Hurricanes Gustav and Ike during the third quarter of 2008 of $139.9 million. The net losses from Hurricanes Gustav and Ike added 11.1 percentage points to the Company’s net loss ratio for the first nine months of 2008. In addition for the nine months ended September 30, 2008, severe weather and worse than expected growing conditions for major crops in the U.S impacted the agriculture line of the Insurance segment. For the nine months ended September 30, 2007, the Company’s net loss ratio was adversely impacted by net losses related to European Windstorm Kyrill, which added 3.3 percentage points to the Company’s net loss ratio.

Favorable prior year loss reserve development was $115.6 million for the first nine months of 2008 as compared to $121.0 million for the same period in 2007. For the nine months ended September 30, 2008, prior year reserves emerged favorably due to lower than expected reported claims in both short and long tail lines of the Insurance segment and the short tail and other lines within the Reinsurance segment. Favorable loss development for the nine months ended September 30, 2007 resulted from lower than expected reported claims in the Company’s short and long tail lines within the Insurance and Reinsurance segments.

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

Acquisition Expenses

The decrease in the acquisition expense ratio for the nine months ended September 30, 2008 as compared to the same period in 2007 was due to the increase in Insurance segment agriculture premiums written, which typically have lower acquisition costs.

General and Administrative Expenses

The Company’s general and administrative expense ratio decreased for the nine months ended September 30, 2008 compared to 2007. The decrease in the general and administrative expense ratio principally resulted from more premiums earned in the Insurance segments’ agriculture line, which benefits from third party expense reimbursements.

Net Income

The Company produced net income of $81.8 million in the nine months ended September 30, 2008, compared to net income of $368.6 million in the same period of 2007. The decrease in net income for the current period compared to 2007 was primarily due to an increase in losses and loss expenses recorded due to Hurricanes Gustav and Ike, a decline in net investment income from mark to market reductions in the value of the Company’s alternative investments and high yield loan funds and increased realized losses from investments.

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

As of September 30, 2008, the Company had losses and loss expenses reserves of $3.3 billion (December 31, 2007—$2.9 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine month periods ended September 30, 2008 and 2007, the Company paid losses and loss expenses of $896.6 million and $548.0 million, including deposit accounting adjustments, respectively.

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

Losses and loss expenses for the three and nine months ended September 30, 2008 are summarized as follows:

	Incurred Related To:		Total Incurred Losses
	Current Year	Prior Years
	(U.S. dollars in thousands)
Three months ended September 30, 2008
Insurance:
Short tail	$6,874	$(1,009)	$5,865
Long tail	87,790	(16,233)	71,557
Other	117,055	—	117,055

Total Insurance	211,719	(17,242)	194,477

Reinsurance:
Short tail	219,054	1,884	220,938
Long tail	30,900	3,140	34,040
Other	5,711	(3,175)	2,536

Total Reinsurance	255,665	1,849	257,514

Deposit accounting(1)	(3,439)	(3,051)	(6,490)

Totals	$463,945	$(18,444)	$445,501

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

	Incurred Related To:		Total Incurred Losses
	Current Year	Prior Years
	(U.S. dollars in thousands)
Nine months ended September 30, 2008
Insurance:
Short tail	$40,688	$(10,329)	$30,359
Long tail	276,794	(36,240)	240,554
Other	242,685	—	242,685

Total Insurance	560,167	(46,569)	513,598

Reinsurance:
Short tail	356,845	(40,312)	316,533
Long tail	96,708	4,225	100,933
Other	18,573	(30,588)	(12,015)

Total Reinsurance	472,126	(66,675)	405,451

Deposit accounting(1)	(6,382)	(2,339)	(8,721)

Totals	$1,025,911	$(115,583)	$910,328

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Losses and loss expenses for the three and nine months ended September 30, 2008 included $18.4 million and $115.6 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2008 benefited the Company’s reported loss ratio by approximately 3.6 and 8.7 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence within the Insurance segment’s short and long tail lines and the other lines of the Reinsurance segment for the quarter and the short tail and other lines of the Reinsurance segment for the first nine months of 2008. For the three and nine months ended September 30, 2008, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance. For the three and nine months ended September 30, 2008, the Company recoded prior year favorable loss reserve development for this tail. The lower than expected losses and loss expenses were primarily a result of favorable claims emergence in the property line of business.

Long Tail Insurance. For the three and nine months ended September 30, 2008, the Company recorded favorable claims emergence for this reserve category primarily due to lower than expected claims activity and favorable case settlements in the healthcare liability line of business.

Other Insurance. There was an immaterial amount of prior year loss reserve development related to this reserve category for the three and nine months ended September 30, 2008.

Reinsurance

Short Tail Reinsurance. There was an immaterial amount of prior year unfavorable loss reserve development related to this category for the third quarter of 2008. For the nine months ended September 30, 2008, there was favorable loss emergence in this reserve category primarily due to lower than expected claims reported within the catastrophe, property and surety lines of business.

Long Tail Reinsurance. The modest amount of prior year unfavorable loss reserve development related to this reserve category for the three and nine months ended September 30, 2008 was primarily due to higher than expected claims emergence in the casualty line of business.

Other Reinsurance. Favorable prior year loss reserve development related to this reserve category for the three months ended September 30, 2008 resulted primarily from better than expected claims settlements in the personal accident line. For the nine months ended September 30, 2008, favorable loss settlement activity within agriculture, personal accident, self-insured and special accounts lines resulted in overall favorable prior year loss reserve development for this reserve category.

Losses and loss expenses for the three and nine months ended September 30, 2007 are summarized as follows:

	Incurred Related To:		Total Incurred Losses
	Current Year	Prior Years
	(U.S. dollars in thousands)
Three months ended September 30, 2007
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
Nine months ended September 30, 2007
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

Losses and loss expenses for the three and nine months ended September 30, 2007 include $37.5 million and $121.0 million in favorable loss reserve development relating to prior accident years, respectively. The favorable loss reserve development experienced during the third quarter and first nine months of 2007 benefited the Company’s 2007 net loss ratio by approximately 9.4 and 10.1 percentage points, respectively. The net reduction in estimated losses for prior accident years reflects lower than expected emergence of catastrophic and attritional losses than was previously estimated by the Company. Favorable development of prior year loss reserves for the periods related primarily to the Company’s short and long tail lines included in its Insurance segment, as well as the short tail line of business in the Reinsurance segment. For the three and nine months ended September 30, 2007, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance. For the three and nine months ended September 30, 2007, the Company recorded favorable prior year loss reserve development for this reserve category primarily due to lower than expected loss activity in the property line of business.

Long Tail Insurance. For the three and nine months ended September 30, 2007, the Company recorded favorable prior year loss development in this reserve category primarily due to lower than expected claims reported for the healthcare liability line of business. This favorable development was partially offset by unfavorable development in other long tail lines.

Reinsurance

Short Tail Reinsurance. For the three and nine months ended September 30, 2007, the favorable loss emergence in this reserve category was due to lower than expected claims reported within the catastrophe, property and aerospace lines of business.

Long Tail Reinsurance. For the three and nine months ended September 30, 2007, the Company recorded favorable prior year loss reserve development due to lower than expected reported claims within the casualty line of business.

Other Reinsurance. There was unfavorable prior year loss reserve development related to this reserve category for the three and nine months ended September 30, 2007. Unfavorable prior year loss reserve development emerged due to unexpected losses related to certain self insured risks.

Reserves for losses and loss expenses were comprised of the following at September 30, 2008:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$69,794	$36,256	$106,050
Long tail	137,169	1,057,676	1,194,845
Other	227,372	74,945	302,317

Total Insurance	434,335	1,168,877	1,603,212

Reinsurance:
Short tail	466,306	375,162	841,468
Long tail	249,167	591,389	840,556
Other	6,137	70,304	76,441

Total Reinsurance	721,610	1,036,855	1,758,465

Deposit accounting(1)	(39,574)	(43,169)	(82,743)

Totals	1,116,371	2,162,563	3,278,934

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at September 30, 2007:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$116,106	$29,551	$145,657
Long tail	46,092	852,988	899,080

Total Insurance	162,198	882,539	1,044,737

Reinsurance:
Short tail	577,103	346,842	923,945
Long tail	244,289	593,528	837,817
Other	18,260	143,347	161,607

Total Reinsurance	839,652	1,083,717	1,923,369

Deposit accounting(1)	(67,709)	(58,587)	(126,296)

Totals	$934,141	$1,907,669	$2,841,810

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Underwriting results by operating segments

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments—Insurance and Reinsurance.

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$372,936	$180,046	$1,230,043	$525,046
Ceded premiums written	(124,335)	(42,642)	(390,911)	(127,552)

Net premiums written	248,601	137,404	839,132	397,494

Net premiums earned	270,298	130,640	683,662	365,021

Expenses
Losses and loss expenses	194,477	69,709	513,598	196,660
Acquisition expenses	24,065	19,489	76,182	49,844
General and administrative expenses	31,675	21,988	77,308	62,796

	250,217	111,186	667,088	309,300

Underwriting income	$20,081	$19,454	$16,574	$55,721

Net loss ratio	71.9%	53.4%	75.1%	53.9%
Acquisition expense ratio	8.9%	14.9%	11.2%	13.6%
General and administrative expense ratio	11.8%	16.8%	11.3%	17.2%

Combined ratio	92.6%	85.1%	97.6%	84.7%

Premiums. Gross premiums written for the three and nine months ended September 30, 2008 in the Insurance segment increased by 107.1% and 134.3% over the same periods in 2007, respectively. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended
	September 30, 2008		September 30, 2007
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$35,574	$20,901	$28,379	$7,689
Casualty	29,196	18,141	30,133	16,467
Healthcare Liability	28,010	27,636	30,262	30,262
Workers’ Compensation	41,709	37,685	70,398	64,131
Agriculture	195,852	109,159	—	—
Professional Lines	42,595	35,079	20,874	18,855

Total	$372,936	$248,601	$180,046	$137,404

	Nine Months Ended
	September 30, 2008		September 30, 2007
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Property	$119,116	$72,545	$96,256	$31,078
Casualty	93,058	68,207	99,273	61,044
Healthcare Liability	69,987	69,297	77,105	77,105
Workers’ Compensation	195,076	177,072	189,173	171,941
Agriculture	660,193	375,752	—	—
Professional Lines	92,613	76,259	63,239	56,326

Total	$1,230,043	$839,132	$525,046	$397,494

The increase in the Insurance segment gross premiums written for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was largely driven by the addition of $195.9 million and $660.2 million, respectively, of gross agricultural premiums written by ARMtech, which the Company acquired in the fourth quarter of 2007. Agriculture insurance writings are seasonal in nature and the majority of the expected 2008 gross premiums written and ceded premiums written were recorded during the first and third quarter of 2008. In addition, compared to 2007, the Company wrote more premiums in its property and professional lines of business from new business written by the Company’s U.S. insurance operations in the three and nine months ended September 30, 2008. Growth in the Insurance segment’s gross premiums written for the third quarter was partially offset by a decline in premiums of $28.7 million related to the Company workers’ compensation line. Based on current pricing considerations and increased competition, the Company expects to reduce the amount of workers’ compensation business written in the Insurance segment going forward. Also, modest declines in gross premiums written were recorded in the healthcare liability and casualty lines of business in both the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

Ceded premiums written by the Company in the Insurance segment increased in the third quarter and first nine months of 2008 compared to the same periods in 2007 primarily as a result of ceded premiums related to the agriculture line. The majority of premiums ceded by the agriculture line were to the U.S. government through a federally sponsored crop reinsurance program.

The net premiums earned by the Company in the Insurance segment in the three and nine months ended September 30, 2008 also increased compared to 2007, primarily due to the addition of agriculture premiums.

Losses and Loss Expenses. The increases in the net loss ratios in the Company’s Insurance segment for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were due to losses recorded in relation to the Company’s agriculture line. In general, the Company expects higher levels of attritional losses in the agriculture line compared to other lines of business, resulting in higher initial expected loss ratios as the agriculture line contributes a greater amount of premiums to the Insurance segment. In addition, during the first nine months of 2008, the Company’s agriculture line was impacted by severe weather and worse than expected growing conditions for major crops in the U.S. resulting from heavy rains in parts of the Midwestern U.S. and drought conditions in other states. During the current quarter, the Company’s view of expected agriculture losses improved from that initially recorded in the second quarter of 2008 due to improved growing conditions. The net loss ratios for the three and nine months ended September 30, 2007 benefited from the absence of large losses during those periods.

Partially offsetting the impact of the agriculture losses was favorable prior year loss reserve development recorded for the third quarter and first nine months of 2008 in the Insurance segment. Prior year loss reserves were reduced in the third quarter and first nine months of 2008 by $17.2 million and $46.6 million, respectively, which decreased the Insurance segment’s net loss ratio by 6.4 and 6.8 percentage points. In the third quarter and first nine months of 2007, the Company recorded prior year loss reductions of $25.1 million and $70.3 million, respectively, which decreased the net loss ratio by 19.2 and 19.3 percentage points. Of the lines of business in the Company’s Insurance segment, both the short tail property and long tail healthcare liability lines experienced net reductions in the Company’s estimated losses for prior accident years in the current periods as claims have not materialized as originally estimated by the company.

Acquisition Expenses. The Company’s acquisition expense ratios in the Insurance segment decreased for the third quarter and first nine months of 2008 compared to 2007 from the increases in agriculture premiums written for which acquisition costs were offset by third party commissions received.

General and Administrative Expenses. The decreases in the general and administrative expense ratios in the Insurance segment for three and nine months ended September 30, 2008 as compared to 2007 principally resulted from the increases in agriculture premiums written, which benefits from third party expense reimbursements.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the three and nine months ended September 30, 2008 and 2007. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$251,228	$243,787	$783,092	$1,002,075
Ceded premiums written	(5,786)	(3,013)	(15,692)	(16,306)

Net premiums written	245,442	240,774	767,400	985,769

Net premiums earned	240,975	275,776	656,712	891,489

Expenses
Losses and loss expenses	257,514	119,798	405,451	460,670
Acquisition expenses	44,529	58,531	143,185	184,503
General and administrative expenses	26,096	33,133	83,000	89,818

	328,139	211,462	631,636	734,991

Underwriting income (loss)	$(87,164)	$64,314	$25,076	$156,498

Net loss ratio	106.9%	43.5%	61.7%	51.7%
Acquisition expense ratio	18.5%	21.2%	21.8%	20.7%
General and administrative expense ratio	10.8%	12.0%	12.7%	10.0%

Combined ratio	136.2%	76.7%	96.2%	82.4%

Premiums. Total and net premiums written for each line of business in the Reinsurance segment for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended
	September 30, 2008		September 30, 2007
	Total Premiums Written	Net Premiums Written	Total Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$53,890	$53,889	$66,006	$65,946
Property	113,080	113,080	112,407	112,398
Catastrophe	65,825	60,699	43,684	41,025
Agriculture	3,452	3,769	6,917	7,028
Aerospace and marine	9,814	8,838	9,179	8,390
Surety and other specialty	5,167	5,167	5,594	5,987

Total	$251,228	$245,442	$243,787	$240,774

	Nine Months Ended
	September 30, 2008		September 30, 2007
	Total Premiums Written	Net Premiums Written	Total Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Casualty	$159,434	$160,664	$185,730	$185,478
Property	184,214	184,187	214,584	215,999
Catastrophe	301,277	288,085	331,689	318,929
Agriculture	20,185	19,867	124,095	122,106
Aerospace and marine	70,600	67,381	81,223	78,809
Surety and other specialty	47,382	47,216	64,754	64,448

Total	$783,092	$767,400	$1,002,075	$985,769

Total premiums written, which include deposit premiums, in the Reinsurance segment for the three and nine months ended September 30, 2008 were $251.2 million and $783.1 million compared to $243.8 million and $1,002.1 million of total premiums written in the same periods in 2007. The increase in total premiums written in the Reinsurance segment for the current quarter compared to the same period in 2007 was primarily due to $21.4 million of reinstatement premiums recorded in relation to Hurricanes Gustav and Ike. For the nine months ended September 30, 2008, agriculture premiums declined due to expected attrition stemming from the Company’s acquisition of ARMtech within the Insurance segment in December of 2007 and non-renewal of contracts that no longer met the Company’s pricing and underwriting requirements. Declines in the Company’s other reinsurance business lines resulted from increases in client retentions, rate reductions and non-renewal of contracts that no longer met the Company’s underwriting standards.

Net premiums earned by the Company in the Reinsurance segment for the three and nine months ended September 30, 2008 decreased compared to the same periods in 2007, due to the decrease in total premiums written in this business segment in more recent periods. For the nine months ended September 30, 2008, the rate of decrease in net premiums earned was less than the decline in premiums written due to the continued earning of premiums written by the Company in prior years.

Losses and Loss Expenses. The net loss ratios in the Company’s Reinsurance segment for the three and nine months ended September 30, 2008 increased compared to the same periods in 2007 as a result of losses recorded in relation to Hurricanes Gustav and Ike. In the third quarter, the Company recorded combined losses, net of reinstatement premiums and other loss sensitive accruals, of $139.9 million due to Hurricanes Gustav and Ike which added 62.5 percentage points to the net loss ratio. For the nine months ended September 30, 2008, Hurricanes Gustav and Ike contributed 23.1 percentage points to the net loss ratio. The nine months ended September 30, 2007 included losses due to Windstorm Kyrill that added 3.2 percentage points to the net loss ratio. In addition, the Company recorded $1.8 million of unfavorable prior year loss reserve development in the third quarter of 2008 and $66.7 million of favorable prior year loss reserve development in the nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, the Company recorded favorable prior year loss reserve development of $8.1 million and $39.6 million, respectively. Unfavorable prior year loss reserve development for the third quarter of 2008 emerged primarily in the marine and casualty lines of business as claims emergence was more than originally estimated. The majority of the favorable loss reserve development for the nine months ended September 30, 2008 emanated from this segment’s short tail catastrophe, property and surety lines of business, and other tail agriculture line of business as claims emergence in these lines was less than originally estimated by the Company.

Acquisition Expenses. The Reinsurance segment’s acquisition expense ratio decreased for the three months ended September 30, 2008 as compared to the same period in 2007. The decline in the third quarter 2008 acquisition expense ratio compared to third quarter 2007 was generally due to reduced brokerage costs on reinstatement premiums recorded. The increase in the acquisition expense ratio for the nine months ended September 30, 2008 was generally due to a decrease in premium earnings in the agriculture and catastrophe lines, which typically have lower associated acquisition expenses as compared to the same periods in 2007.

General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in the third quarter of 2008 compared to third quarter 2007 declined due to decreases in corporate expense allocations to the Reinsurance segment. The general and administrative expense ratio for the nine months ended September 30, 2008 increased from the same period in 2007 as a result of declines in overall premiums earned.

Deposit Accounting

For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$(20)	$(562)	$(2,337)	$(23,756)

Net premiums written	(20)	(562)	(2,337)	(23,756)

Net premiums earned	(1,644)	(6,674)	(5,617)	(62,172)
Other underwriting (loss) income	(2,712)	1,697	(1,519)	(7,442)

	(4,356)	(4,977)	(7,136)	(69,614)

Expenses
Losses and loss expenses	(6,490)	(3,051)	(8,721)	(53,101)
Acquisition expenses	2,004	(1,416)	1,241	(16,272)
General and administrative expenses	—	—	—	—

	(4,486)	(4,467)	(7,480)	(69,373)

Underwriting income (loss)	$130	$(510)	$(344)	$(241)

During the three and nine months ended September 30, 2008, the Company recorded $0.02 million and $2.3 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7 as compared to $0.6 million and $23.8 million for the three and nine months ended September 30, 2007. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although having a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.

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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated (loss) income before income taxes for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(U.S. dollars in thousands)
Total underwriting (loss) income	$(66,953)	$83,258	$41,994	$211,978
Net investment income	27,410	62,605	134,770	215,966
Net foreign exchange losses	(15,477)	(700)	(12,963)	(1,241)
Net realized losses on investments	(30,069)	(3,055)	(45,566)	(14,177)
Amortization of intangibles	(2,588)	(1,127)	(7,913)	(3,381)
Interest expense	(7,535)	(7,533)	(22,603)	(22,593)

Consolidated (loss) income before income taxes	$(95,212)	$133,448	$87,719	$386,552

Liquidity and Capital Resources

Subsidiary Operations. Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares and Series A Preferred Shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech to Endurance Holdings, which are described in more detail below.

Dividend Capacity. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2008, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $758.8 million (December 31, 2007—$1,042 million) without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.

Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the “FSA”). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At September 30, 2008, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and American Merchants are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are generally limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty do not currently have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2008 without the prior approval of the applicable insurance regulator. At September 30, 2008, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.4 million and $6.3 million, respectively, without prior regulatory approval from the applicable regulators, during 2008. In addition, any dividends paid by Endurance American, Endurance American Specialty and American Merchants would be subject to the dividend limitation of their respective parent insurance companies.

Operating Cash. The Company’s aggregate cash and invested assets as of September 30, 2008 totaled $5.4 billion compared to $5.6 billion as of December 31, 2007. The level of cash and invested assets are impacted by the collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares and warrants to purchase ordinary shares. The increase in cash flows from operations for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily a result of the timing of paid loss disbursements during the three and nine months ended September 30, 2008.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies and insureds, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity securities, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to generate positive operating cash flows for the year ended December 31, 2008, absent the occurrence of one or more significant additional catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, borrow or issue its ordinary shares under its variable delivery forward facility or arrange for additional financing.

Investment Portfolio. At September 30, 2008 and December 31, 2007, total investments were $4.9 million and $5.0 billion, respectively. Our investment strategy is to maximize risk adjusted return, while providing sufficient liquidity to meet the Company’s needs. The portfolio is adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses, which are dependent on movements in the financial markets and interest rates. At September 30, 2008 and December 31, 2007, our investment portfolio consisted primarily of fixed maturities, short term, preferred equity securities and cash and cash equivalents. The following table summarizes the fair value composition of the available for sale portfolio by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at September 30, 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Ratings	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Mortgage Back Securities(1)	Asset Back Securities(1)	Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$163,457	$282,870	$451,381	$84,081	$—	$—	$981,789
AAA / Aaa	35,099	222,370	38,978	48,748	2,289,711	268,576	2,903,482
AA / Aa	64,495	143,308	46,237	20,587	2,009	14,943	291,579
A/A	24,064	163,880	41,017	42,355	5,789	—	277,105
BBB	—	2,317	1,071	352	7,346	12,793	23,879
Below BBB	306	13,393	31,764	2,822	8,037	518	56,840
Not rated	—	114	—	—	652	—	766

Total	$287,421	$828,252	$610,448	$198,945	$2,313,544	$296,830	$4,535,440

(1)

The effective duration of the Company’s mortgage-backed and asset-backed securities portfolios were 3.64 and 1.37, respectively, as of September 30, 2008. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contractual maturity.

The amortized cost, fair value and related gross unrealized gains and losses on the Company’s investments classified as available for sale at September 30, 2008 and December 31, 2007 are as follows:

SEPTEMBER 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$837,875	$12,794	$(5,504)	$845,165
Non-U.S. government securities	273,020	3,003	(911)	275,112
Corporate securities	644,283	2,826	(18,675)	628,434
Mortgage-backed securities	2,418,728	11,539	(116,723)	2,313,544
Asset-backed securities	306,539	96	(9,805)	296,830

Total fixed maturity securities	$4,480,445	$30,258	$(151,618)	$4,359,085
Short term investments	136,624	—	—	136,624
Preferred equity securities	46,076	—	(6,345)	39,731

Total	$4,663,145	$30,258	$(157,963)	$4,535,440

DECEMBER 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$431,326	$11,963	$(11)	$443,278
Non-U.S. government securities	282,683	2,290	(647)	284,326
Corporate securities	865,379	6,926	(6,139)	866,166
Mortgage-backed securities	2,518,435	26,640	(8,320)	2,536,755
Asset-backed securities	458,238	1,961	(1,670)	458,529

Total fixed maturity securities	$4,556,061	$49,780	$(16,787)	$4,589,054
Short term investments	12,646	—	—	12,646
Preferred equity securities	60,406	7	(1,877)	58,536

Total	$4,629,113	$49,787	$(18,664)	$4,660,236

At September 30, 2008, 2,296 available for sale securities were in an unrealized loss position. Of those, 658 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these available for sale securities was principally a result of credit spread widening.

At December 31, 2007, 1,013 available for sale securities were in an unrealized loss position. Of those, 508 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these available for sale securities was principally a result of changes in the interest rate environment.

During the three and nine months ended September 30, 2008, the Company identified securities which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value at the time of impairment, and the Company realized losses of $22.5 million (2007—$5.0 million) and $41.0 million (2007—$11.0 million), respectively.

At September 30, 2008, the remaining unrealized losses on fixed income securities and short term investments were primarily due to widening of credit spreads relating to the market illiquidity, rather than any significant credit downgrades on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that the Company will collect all amounts according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

At September 30, 2008, the Company held insurance enhanced bonds (asset-backed and municipal securities), in the amount of approximately $36.4 million, which represented approximately 0.8% of our fixed income portfolio. The overall credit quality of the insured bond portfolio was an average rating of “A2” by Moody’s and “A+” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds include Financial Guarantee Insurance Company ($13.4 million), Ambac Financial Group, Inc. ($11.6 million), Financial Security Assurance Inc. ($6.4 million), MBIA Insurance Corporation ($4.4 million), and Security Capital Assurance Ltd. ($0.6 million).

At September 30, 2008, the Company held $39.7 million of perpetual preferred securities, classified as equity. The Company evaluated these equity securities for potential impairment in a manner similar to the evaluation procedures utilized for its debt securities. In addition, the Company examined each security held and found insufficient deterioration in the credit quality of the preferred stock issuers to deem the securities impaired. Because the Company has the ability and intent to hold these securities to recovery, the Company does not consider these equity securities to be other-than- temporarily impaired at September 30, 2008.

In addition to the Company’s available for sale portfolio, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under other investments. At September 30, 2008 and December 31, 2007, the Company had invested, net of capital returned, a total of $318.3 million and $285.6 million, respectively, in the Funds. At September 30, 2008 and December 31, 2007, the carrying value of the Funds was $338.2 million and $358.1 million, respectively. The carrying value of the Funds approximates fair value, at which the Funds are valued. Certain of the Funds are subject to redemption restriction provisions (see Note 7).

Securities Lending. The Company participates in a securities lending program whereby fixed income securities are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically in cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, U.S. government agency securities, mortgage-backed securities and corporate fixed income securities. At September 30, 2008, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and repurchase agreements. Securities with an estimated fair value of $132.9 million and $169.3 million were on loan under the program at September 30, 2008 and December 31, 2007, respectively. The Company was liable for cash collateral under the Company’s control of $135.9 million and $173.0 million at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the fair value of the investments purchased with the cash collateral received from the borrower was $134.3 million and $173.0 million. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

Credit Facility. Under the Company’s amended and restated syndicated credit facility, which includes 16 participant banks, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion. As of September 30, 2008, there were no borrowings under this line of credit, and letters of credit outstanding under the facility were $540.4 million.

Ratings

Rating organizations regularly review and rate the financial positions of insurers and reinsurers, including the Company’s operating subsidiaries. These ratings represent independent opinions of an insurer’s or reinsurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. The Company’s operating subsidiaries currently maintain a S&P financial strength rating of “A” (Strong), with a stable outlook. The Company’s operating subsidiaries (other than ARMtech) currently maintain an A.M. Best financial strength rating of “A” (Excellent), with a stable outlook. ARMtech is currently rated “A-” (Excellent), with a stable outlook, by A.M. Best. Endurance Holdings and its operating subsidiaries, excluding ARMtech, maintain a Moody’s rating of A2, with a stable outlook.

A.M. Best. “A” and “A-” are the third and fourth highest designations of A.M. Best’s sixteen rating levels. “A” and “A-” rated insurance and reinsurance companies are defined as “Excellent”

companies and are considered by A.M. Best to have an excellent ability to meet its ongoing obligations to policyholders.

S&P. The “A” range (“A+”, “A” and “A-”) is the third highest of four ratings ranges within what S&P considers the “secure” category. An insurer or reinsurer rated “A” is believed by S&P to have strong financial security characteristics, but to be somewhat more likely to be affected by business conditions than are insurers or reinsurers with higher ratings.

Moody’s. Moody’s Insurance Financial Strength Ratings and Moody’s Credit Ratings represent its opinions of the ability of insurance and reinsurance companies to repay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance or reinsurance companies rated A2 offer good financial security. However, Moody’s believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

The Company’s ratings are subject to periodic review by, and may be revised at the sole discretion of, A.M. Best, S&P or Moody’s. Adverse ratings actions taken by A.M. Best, S&P or Moody’s could have a negative effect on the Company’s ability to fully realize current or future market opportunities. In addition, it is common for the Company’s reinsurance contracts to contain provisions permitting the Company’s clients to cancel coverage pro-rata if the Company’s relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the Company’s financial condition or results of operations, but such effect potentially could be material.

Item 3. Quantitative and qualitative information about market risk

Except as described below, there have been no material changes in the Company’s market risk exposures or how those exposures are managed, since December 31, 2007. The following discussion should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk,” presented under Item 7A of the Company’s Form 10-K for the year ended December 31, 2007. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The Company is principally exposed to the following market risks: interest rate risk, equity risk, foreign currency risk, credit risk and certain related risks. For a discussion of related risks, see the risk factor titled “We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity” and the other risk factors set forth under Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

This market risk discussion and the estimated amounts generated from the sensitivity and Value-at-Risk analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of the Company’s investment portfolio. The results of analysis used by the Company to assess and mitigate risk should not be considered projections of future events of losses. See generally “Cautionary statement regarding forward-looking statements” below.

Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed income portfolio, which consists of fixed maturity investments, short term investments and preferred equity securities, is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, typically the market value of our fixed income portfolio falls, and the converse is also true. The Company manages its interest rate risk through an asset liability strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The duration of assets is managed versus liabilities (including reserves for losses and loss expenses) to minimize any asset liability gap. The asset portfolio had a duration of 3.17 years at September 30, 2008 (December 31, 2007—2.87 years). A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. As of September 30, 2008, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and cash equivalents and fixed income securities of $5.1 billion at September 30, 2008 would have been as follows:

SEPTEMBER 30, 2008	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
Total market value	$5,205.2	$5,128.3	$5,050.3	$4,972.4	$4,894.0
Market value change from base	3.07%	1.54%	—	(1.54)%	(3.09)%
Change in unrealized value	$154.9	$78.0	—	($78.0)	($156.3)

Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. Assuming the risks taken into account in the VaR model perform per their historical tendencies, there is a 95% chance that the loss on the portfolio will be less than 6.13% over a one-year time horizon at September 30, 2008.

The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Equity Risk. Certain of the Company’s other investments, comprised of alternative investments and high yield loan funds, are exposed to equity price risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets may have a direct impact on the market valuation of these investments. The Company’s other investments at September 30, 2008 were $338.2 million which represents 6.1% of the Company’s invested assets including cash and cash equivalents, fixed income securities, other investments and pending securities transactions. Alternative investments represented $244.0 million or approximately 72.1% of other investments and high yield loan funds represented $94.1 million or approximately 27.8% of other investments. The Company estimates that its alternative investments have a combined historical beta versus the S&P 500 Index of approximately 0.47 at September 30, 2008. Beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the historical beta for the Company’s other investments, a 10% movement in the S&P 500 Index would result in an approximately 4.7% (or approximately $11.5 million) increase or decrease in the market value of the Company’s alternative funds which are included in other investments at September 30, 2008.

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

For the nine months ended September 30, 2008, approximately 10.7% of the Company’s gross premiums, prior to deposit accounting adjustments, were written in currencies other than the U.S. dollar. The portion of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at September 30, 2008 were approximately 15.3%, 5.7% and 8.0%, respectively. As of September 30, 2008, the Company’s principal foreign currency exposures are denominated in Euros and British Sterling. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for loss and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros and British Sterling were $358.1 million and $102.4 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $102 million increase or decrease in the net assets held by the Company at September 30, 2008.

Credit Risk. The Company’s exposure to credit risk primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the Company’s investment portfolio, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on the Company’s results of operations or financial condition.

Credit spreads on both corporate and structured securities widened during the quarter ended September 30, 2008 and continued to widen following the quarter end, resulting in continuing depressed pricing. Market challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter- bank market. If continued significant volatility, changes in interest rates, changes in credit spreads and defaults, lack of pricing transparency, market illiquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar occur, or continue to occur, individually or in tandem, could have a material adverse effect on the Company’s results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized losses.

The Company’s exposure to market movements related to credit risk is primarily due to its investment portfolio. Within the investment portfolio, credit risk is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries or countries. The hypothetical case of an immediate 50 basis point parallel increase in interest rates to which the Company’s fixed income portfolio is exposed to at September 30, 2008, would decrease the fair value of the Company’s fixed income portfolio by approximately 1.76%. This excludes exposure to credit in the Company’s affiliate investments.

In addition, credit risk pertains to adverse changes in the creditworthiness of the Company’s reinsurers and retrocessionaires, and their ability to pay certain reinsurance receivable and recoverable balances.

The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty. The Company also has exposure to financial institutions in the form of its revolving credit facility, letter of credit commitments and the variable delivery forward equity transaction. There can be no assurance that an inability to access such sources of capital would not materially and adversely affect the Company’s business and results of operations.

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for Endurance Bermuda, Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech and British Sterling for Endurance U.K. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the FSA rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2007 Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or review any forward- looking statement, whether as a result of new information, future developments or otherwise. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Item 1A. Risk Factors

The risk factors set forth below supplement the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The current financial crisis has resulted in unprecedented levels of market volatility, which may significantly affect our business, results of operations, ability to meet liquidity needs, access to capital and cost of capital.

Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent months, this volatility and disruption has reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and reduced access to the equity and debt markets for many issuers, including the Company. This unprecedented market volatility and general decline in the markets has directly and materially affected our investment portfolio, results of operations, ability to meet liquidity needs, access to capital and cost of capital.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our ordinary shares and preferred shares, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations, which would have the potential to materially adversely affect our financial condition or results of operations. The principal sources of our liquidity are insurance premiums and cash flow from our investment portfolio and assets. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including indebtedness, preferred securities and ordinary shares.

In the event current resources do not satisfy our liquidity needs, we may seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a downturn in the insurance and reinsurance markets. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities, which could have a material adverse effect on our consolidated results of operations or financial condition.

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. With the recent widening of credit spreads, the net unrealized loss position of our investment portfolio has increased, as have other-than-temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturities. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, and investments in foreign subsidiaries. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, and investments in foreign subsidiaries. Our primary foreign currency exchange risks are described more fully under “—We may be adversely affected by foreign currency fluctuations.”

Governmental initiatives intended to alleviate the current financial crisis may not be effective and may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. The EESA was enacted in response to the financial crisis affecting the U.S. banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA or similar proposals, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. These new forms of legislation and other proposals or actions may also have other consequences, including material effects on interest rates, foreign exchange rates and the markets for the financial instruments purchased and sold by the U.S. Department of Treasury pursuant to the EESA, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition, liquidity and the trading price of our ordinary or preferred shares. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position or our liquidity.

It is possible that competitors of the Company, such as companies that engage in both life and property casualty insurance lines of business, may participate in some or all of the EESA programs. There can be no assurance as to the effect that any such governmental actions will have on the Company’s competitive position.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) or reinsurance counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.

Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses.

Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our results of operations, financial condition or cash flows.

We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations, including those institutions that participate in our credit facility and the counterparty to our $150 million variable delivery equity forward, fails.

We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facility. In addition, a financial institution is the counterparty in our variable delivery equity forward sale agreement that provides us with up to $150 million of additional liquidity. As the worldwide fallout from the credit crisis persists, the financial strength of some depository institutions and investment banks has diminished, and this trend may continue. If one or more of these financial institutions were to fail, our ability to access cash balances, draw down on our credit facility or receive funds from our variable delivery equity forward sale might be temporarily or permanently limited, which could have a material adverse effect on our results of operations, financial condition or cash flows.

Our participation in a securities lending program subjects us to potential liquidity and other risks.

We participate in a securities lending program for our general account whereby fixed income securities are loaned by us to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain. We invest such cash collateral in other securities, primarily U.S. Treasuries, U.S. government agency securities, mortgage-backed securities and corporate fixed income securities.

Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities loan and the market value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

Further deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in realized and unrealized losses in our investment portfolio. Subsequent to September 30, 2008, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations, equity, business and financial strength and debt ratings.

Our valuation of fixed maturity and preferred equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition

Fixed maturity investments, which are reported at fair value on the consolidated balance sheet, represented the majority of our total cash and invested assets. We have categorized these securities as well as our short term investments and preferred equity securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2

Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security.

The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example mortgage backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The determination of the impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as our alternative investments. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

Item 2. Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1, 2008 – July 30, 2008	—	—	—	8,428,633
August 1, 2008 – August 31, 2008	1,570,881	32.43	1,570,881	6,857,752
September 1, 2008 – September 30, 2008	594,706	32.28	594,706	6,263,046

Total	2,165,587	32.39	2,165,587

(1)	Ordinary shares or share equivalents.

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

Date: November 10, 2008

By:	/s/ Kenneth J. LeStrange Kenneth J. LeStrange Chairman of the Board, Chief Executive Officer, President

Date: November 10, 2008

By:	/s/ Michael J. McGuire Michael J. McGuire Chief Financial Officer (Principal Financial Officer)