Form 10-K
period 2008-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2009-03-02
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _____ to _____
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2008, was $1,590,943,501.
As of February 20, 2009, 57,480,879 ordinary shares were outstanding.
Certain portions of the registrant’s definitive proxy statement relating to its 2009 annual general meeting of shareholders are incorporated by reference into Part III of this report.

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us in general and the insurance and reinsurance sectors specifically, and as to both underwriting and investment matters. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;
•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;
•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;
•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;
•	the inability to renew business previously underwritten or acquired;
•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;
•	our ability to effectively integrate acquired operations and to continue to expand our business;
•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;
•	Endurance Specialty Holdings Ltd. (“Endurance Holdings”) or Endurance Specialty Insurance Ltd. (“Endurance Bermuda”) becomes subject to income taxes in jurisdictions outside of Bermuda;
•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;
•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;
•	the enactment of state or federal legislation, including legislation in Florida regarding insurance or reinsurance coverage offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the other similar state sponsored agencies or companies;
•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate;
•	termination of or changes in the terms of the U.S. multiple peril crop insurance program;
•	reduced acceptance of our existing or new products and services;
•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;
•	assessments by states for high risk or otherwise uninsured individuals;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;
•	political stability of Bermuda;
•	changes in the political environment of certain countries in which we operate or underwrite business;
•	changes in accounting regulation, policies or practices;
•	our investment performance;
•	the valuation of our invested assets and the determination of impairments of those assets, if any;
•	the breach of our investment guidelines by our independent third party investment managers or the inability of those guidelines to mitigate risks arising out of the current financial crisis;
•	the need for additional capital in the future which may not be available or only available on unfavorable terms;
•	potential government intervention in our industry as a result of recent events;
•	continued illiquidity in the credit markets worldwide and in the United States in particular; and
•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K, including the risk factors set forth in Item 1A. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2008 are as follows:
•	Endurance Bermuda, domiciled in Bermuda with branch offices in Zurich and Singapore;
•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;
•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;
•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;
•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;
•	American Merchants Casualty Company (“American Merchants”), domiciled in Delaware; and
•	American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together “ARMtech”).
Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion as “we” or the “Company”. Endurance Holdings’ ordinary shares are traded on the New York Stock Exchange under the symbol “ENH”.

Business Strategy
Our goal is to leverage our competitive strengths and successfully execute our strategy in order to generate a superior long-term return on capital and become the best specialty insurer and reinsurer in the world.
The key elements of our strategy are:
•	Maintain a Portfolio of Profitable Specialty Lines. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We leverage our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times.
•	Utilize Monoline Level of Expertise in Each Line of Business. We have teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by underwriting personnel who are specialists in their unique business line.
•	Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We require significant amounts of data in our underwriting process and proactively monitor market trends to look for competitive threats to the lines of business in which we operate as well as to analyze potential new lines that may provide attractive opportunities. We use information gathered to update and adjust the assumptions underlying our risk management models as appropriate.
•	Maintain Strong Risk Management Policies. We believe that a strong risk management culture is key to maximizing risk adjusted returns on capital and to manage volatility and other risks that could threaten the Company’s solvency. Our enterprise risk management techniques include sophisticated modeling technology and a detailed internal control structure that gives us a competitive advantage in managing our underwriting, investment and operational risks across the Company.
•	Focus on underlying profitability of business underwritten. We underwrite our business with a focus on the underlying profitability that the business brings to Endurance and are committed to expanding or contracting our businesses based upon the opportunities presented in the markets in which we participate.
•	Utilization of Reinsurance Protection to Enhance Risk Management. When we are insuring correlated risks such as natural perils, we will purchase catastrophe reinsurance at a level consistent with the size of the individual book of business. In addition to being a critical tool for managing loss risk accumulations, reinsurance is also used to ensure our insurance businesses are of sufficient size to be considered a lead market for their products. In our Reinsurance segment, we continue to believe that most reinsurance risk is difficult to reinsure and, therefore, the Company strategically reviews and underwrites this business on a net basis, managing our reinsurance portfolio risk through underwriting analysis and portfolio diversification. However, we may strategically purchase reinsurance protection across our portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.
•	Maintain a Portfolio of Investments to Generate Net Investment Income and Book Value Growth. We manage our investment portfolio within a risk adjusted, expected return framework. Our investment management activities focus on ensuring that the Company has adequate liquidity to satisfy the needs of its customers, regulators and rating agencies while adding value through the disciplined management of investment risk to earn superior risk adjusted returns. Flexibility exists within this framework to optimize asset allocation based on market opportunities to maximize our risk-adjusted returns.
•	Proactively Manage Our Capital Base. Our underwriting, actuarial, finance and investment professionals work together to achieve a balance in the risks we undertake, and we actively manage our capital by allocating resources to underwriting and investment opportunities which we believe will offer the highest risk-adjusted return on capital. The primary focus of our capital management activities is to ensure the Company maintains sufficient levels of risk based capital and financial flexibility to satisfy the needs of our customers, regulators, rating agencies and shareholders. Over the long-term, we will continue to seek to return excess capital to our shareholders rather than use excess capital to underwrite business that no longer meets our underwriting requirements.

Business Segments
The Company currently has two business segments — Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Audited Consolidated Financial Statements and related notes presented under Item 8 — Financial Statements and Supplementary Data.
Our two business segments and the related gross and net premiums written for the years ended December 31, 2008, 2007 and 2006 are as follows:
Business Segments

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Insurance	$1,426,366	$980,598	$741,556	$551,970	$576,745	$416,637
Reinsurance	825,145	808,783	1,068,114	1,051,560	1,371,889	1,327,919

Subtotal	$2,251,511	$1,789,381	$1,809,670	$1,603,530	$1,948,634	$1,744,556
Deposit Accounting (1)	(5,091)	(5,091)	(28,555)	(28,555)	(158,992)	(158,992)

Total	$2,246,420	$1,784,290	$1,781,115	$1,574,975	$1,789,642	$1,585,564

(1)	Reconciles gross and net premiums written by segment to the Company’s financial statement presentation.
Insurance
Our Insurance segment is comprised of six lines of business: property, casualty, healthcare liability, workers’ compensation, agriculture and professional lines. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2008, 2007 and 2006 are as follows:
Lines of Business

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Property	$159,408	$98,012	$134,161	$47,905	$173,292	$61,290
Casualty	120,867	86,610	125,124	77,188	128,933	89,817
Healthcare Liability	80,692	80,002	92,361	92,361	106,988	106,988
Workers’ Compensation	232,828	215,848	262,228	238,369	93,779	86,867
Agriculture	690,318	380,699	42,242	21,115	—	—
Professional Lines	142,253	119,427	85,440	75,032	73,753	71,675

Total	$1,426,366	$980,598	$741,556	$551,970	$576,745	$416,637

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

From our Bermuda office, we provide casualty, healthcare liability and professional lines insurance. From our United States offices, we provide property, casualty, healthcare liability, workers’ compensation, agriculture and professional lines insurance. From our London office, we provided property insurance until February 2009, at which time we ceased offering property insurance coverage from our London office. A description of each of these lines of business follows:
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
Healthcare Liability. Our healthcare liability line of business is focused on excess hospital medical professional liability insurance. Our Bermuda operation focuses on institutional healthcare providers such as large, stand-alone hospitals, multi-hospital systems, university teaching hospitals and integrated specialty hospitals. Our U.S.-based operations offer excess coverage to small to medium sized stand-alone hospitals and other healthcare organizations. Together, our Bermuda and U.S. based healthcare practices offer a comprehensive excess coverage approach to the healthcare industry.
Workers’ Compensation. Our workers’ compensation insurance line is primarily focused on niche markets in the U.S. Our target clients are small accounts written through local producers utilizing innovative technology and web-based systems to provide exceptional service to our clients. To support this business, we previously entered into a strategic relationship with a seasoned and experienced specialist in the California workers’ compensation insurance market. As of February 2009, the Company ceased underwriting new California workers’ compensation insurance business.
Agriculture. The Company entered the agriculture insurance business with the acquisition of ARMtech in December 2007. ARMtech focuses on traditional multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products, all offered through independent agents.
Professional Lines. Our professional lines insurance business includes directors’ and officers’ liability, errors and omissions, employment practices liability, environmental liability and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.
Reinsurance
Our Reinsurance segment is comprised of seven lines of business: casualty, property, catastrophe, agriculture, aerospace and marine and surety and other specialty. Gross and net premiums written, prior to deposit accounting adjustments, for the lines of business in the Reinsurance segment for the years ended December 31, 2008, 2007 and 2006 are as follows:
Lines of Business

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Casualty	$162,453	$163,487	$201,032	$200,385	$400,111	$396,663
Property	195,849	195,822	228,796	230,211	318,883	310,795
Catastrophe	315,262	302,070	345,187	332,428	291,755	270,126
Agriculture	21,483	21,011	131,325	129,337	107,104	106,262
Aerospace and Marine	81,334	77,804	92,882	90,613	180,203	173,586
Surety and Other Specialty	48,764	48,589	68,892	68,586	73,833	70,487

Total	$825,145	$808,783	$1,068,114	$1,051,560	$1,371,889	$1,327,919

We purchase a limited amount of reinsurance in managing the Reinsurance segment. The Company has used in the past industry loss warranties and collateralized catastrophe reinsurance to protect against the risk of severe catastrophe events or the occurrence of multiple significant catastrophe events. Reinsurance purchased does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured and as such, we seek out highly rated reinsurers and, where appropriate, request collateral in the form of funds held or letters of credit.

From our Bermuda office, we provide casualty, property, catastrophe and aerospace reinsurance. From our United States offices, we provide casualty, property, agriculture, marine, surety and other specialty reinsurance. From our London office, we provide casualty, property, marine, agriculture and personal accident reinsurance. From our Zurich branch, we provide property, casualty and marine reinsurance, and from our Singapore branch, we provide property, casualty and marine reinsurance. A description of these lines of business follows:
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
Aerospace and Marine. Our aerospace line of business is comprised primarily of the reinsurance of aviation and space businesses. The aviation business includes hull, aircraft liability and aircraft products coverages. The space business includes satellite launch and in-orbit coverage.
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
Please see the Audited Consolidated Financial Statements’ Note 10 — “Segment Reporting” for additional information about our business segments and the geographic distribution of our gross premiums written for the last three fiscal years.
Distribution
We are a broker-market participant and conduct the majority of our business through insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks.

During 2008, the Company’s use of brokers declined as the Company wrote more agricultural insurance, which is produced by independent agents. For the year ended December 31, 2008, Marsh & McLennan Companies, Inc. was the largest broker distributor in our Insurance segment, and the newly combined Aon Benfield was the largest broker distributor in our Reinsurance segment. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2008, 2007 and 2006 is provided in the tables below:
Insurance

	Percentage of Gross premiums written
Broker	2008	2007	2006

Marsh & McLennan Companies, Inc.	5.9%	11.8%	18.5%
Aon Benfield (1)	5.4%	9.0%	12.4%
Swett & Crawford	2.4%	4.6%	6.5%
Willis Companies	2.5%	4.5%	6.8%
American Wholesale Insurance Group	1.7%	3.8%	5.6%
Independent agents	81.6%	41.7%	16.9%
All Others	0.5%	24.6%	33.3%

Total	100.0%	100.0%	100.0%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
Reinsurance

	Percentage of Gross premiums written(1)
Broker	2008	2007	2006

Aon Benfield(2)	29.6%	29.8%	34.9%
Marsh & McLennan Companies, Inc.	28.3%	35.2%	25.1%
Willis Companies	25.3%	21.1%	22.4%
All Others	16.8%	13.9%	17.6%

Total	100.0%	100.0%	100.0%

(1)	Prior to deposit accounting adjustments.

(2)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
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
Reserve for Losses and Loss Expenses
We are required by applicable insurance laws and regulations and accounting principles generally accepted in the United States (“U.S. GAAP”) to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to prudently establish these loss and loss expense reserves after evaluating all information known to us as of the date they are reported.

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
Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of losses from catastrophic events based upon our own historical claims experience is inherently difficult because of our relatively short operating history and the potential severity of property catastrophe claims. Therefore, we utilize commercially available models, as well as historical reinsurance industry property catastrophe claims experience to supplement our own historical claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.
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
While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and there can be no assurance that our future losses and loss expenses will not exceed our current total reserves.
Enterprise Risk Management
We have developed a strong risk management culture within the Company through the establishment of various processes and controls focused on the Company’s risk exposures. Our enterprise risk management (“ERM”) activities are critical to the organization’s senior management, business units and Board of Directors. The goals of our ERM framework that drive our corporate strategy are as follows:
•	identify and manage the risks that threaten the Company and its solvency;
•	optimize the Company’s risk based capital position;
•	maximize the Company’s risk adjusted returns on capital;
•	manage underwriting, investment and operational volatility; and
•	clearly communicate our approach to our employees and external audiences.
In order to meet our ERM goals, the Company has established risk tolerances applicable to all areas of our business. It is our corporate objective to limit the risk of a significant loss on an economic basis from a one-in-one-hundred year series of catastrophic events to no more than 25% of our shareholders’ equity. We define “economic basis” as premiums plus net investment income less incurred losses and loss expenses, acquisition expenses and general and administrative expenses.
On a group basis we monitor our:
•	capital position relative to our internal requirements and the requirements of our regulators and rating agencies; and
•	liquidity by stressing cash outflow scenarios relative to available cash and cash equivalents and other forms of liquidity.
In addition, we have developed processes, models and a detailed internal control structure to specifically address our risk exposures. The Company’s primary risk exposure areas are as follows: underwriting risk, including certain key underwriting risks associated with the pricing and exposure evaluation process; catastrophe correlation/aggregation risk; the risk embedded in the loss reserve estimation process; investment risk; and operational risk. The following sections more specifically address our method and procedures for addressing and managing our underwriting, catastrophe, reserving, investment and operational risks.

Underwriting Risk Management
Internal underwriting controls are established by our Chief Executive Officer and Chief Underwriting Officer. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These letters contain our operating guidelines, a description of the analytic process to be followed, referral requirements broken down by sources of business, terms and conditions, situations, limits capacity and annual premium for any one contract. Our return on capital guidelines are attached to each letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, and minimum return on risk based capital by line of business. Our return on capital guidelines are regularly reviewed by our Chief Underwriting Officer and our Chief Risk Officer/Chief Actuarial Officer to reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and its Risk and Underwriting Committee through regular reviews of the Company’s risk profile and reserve processes.
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
In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios, enabling the writing of additional business and ensuring our insurance businesses are of sufficient size to be considered a lead market for their products. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 — “Reinsurance” in the Notes to the Consolidated Financial Statements of the Company.

Catastrophe Risk Management
To achieve our catastrophe risk management objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.
We have licensed catastrophe modeling software from the principal modeling firms, including EQE, RMS and AIR. These software tools use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to the modeling companies to improve the efficiencies of these models. We also supplement the model output in certain territories with the results of our proprietary models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and level of detailed exposure data provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and surcharged for increased uncertainty. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis. Our commitment to detailed exposure data precludes significant involvement as a retrocessionaire in the current market.
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
Loss Reserving Risk Management
Establishing reserves for losses and loss expenses, in particular reserves for the Company’s long-tail lines of business, constitutes a significant risk for the Company. Loss reserves do not represent an exact calculation of liability, but instead are estimates of what the Company expects the ultimate settlement and administration of claims will cost. To the extent the Company determines that actual losses and loss expenses exceed the loss reserves recorded in our financial statements, the Company will be required to immediately increase its reserve for losses and loss expenses which in turn could cause a material reduction in the Company’s profitability and capital.
The Company manages the risk inherent in estimating the Company’s reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company’s susceptibility to reserving errors that may be associated with any one line or type of business. In 2008, the Company’s largest single line of business represented 30.7% of the gross premiums written by the Company. Second, where loss development uncertainty exists, the Company makes select use of the purchase of reinsurance to reduce the Company’s exposure to such loss development uncertainty, in particular in our insurance lines of business. Third, the Company incorporates uncertainty in loss trends into its underwriting pricing process. Fourth, in its reinsurance business, the Company conducts active, regular audits of its ceding company clients with the intent of identifying quickly and thoroughly exposures assumed by the Company.
The Company’s reserving process also serves to mitigate the risk associated with the Company’s loss and loss reserve estimates. The Company seeks to base its loss reserve estimates upon actuarial and statistical projections derived from the most recently available data, as well as current information on future trends in claims severity and frequency, judicial theories of liability and other factors. The Company refines continually both its loss reserve estimates and the means by which its loss reserve estimates are derived, incorporating an ongoing process of developing loss experience, reported claims and claims settlements.

Investment Risk Management
Investment risk encompasses the risk of loss in our investment portfolio as a result of market risks, as well as risks inherent in individual securities. Market risks represent the adverse impact on our invested assets from fluctuations in interest rates, equity prices, credit spreads, foreign currency rates and other market prices.
The Company manages its investment risks through both structural and procedural strategies. To ensure diversification of the Company’s investment portfolio and avoid aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on our investment portfolio, and monitored on an ongoing basis. The Company manages its interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The Company manages foreign currency risk by seeking to match the Company’s liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets including cash and investments that are denominated in such currencies. In order to limit the Company’s exposure to credit risk, the Company’s investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company has limited its exposure to any single corporate issuer to 1.21% or less of its fixed income portfolio, which includes fixed maturity investment, short term investments and preferred equity securities, as of December 31, 2008.
The Company uses a number of capital-at-risk models, which include volatility-scenario based measures and Value-at-Risk (“VaR”) calculations to evaluate its investment portfolio risk. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the investment portfolio loss for this year period is expected to be less than or equal to 10.6% at December 31, 2008. The Company adjusts its scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.
Operational Risk Management
Operational risk represents the risk of loss as a result of inadequate or failed internal processes, system failures, human error or external events. Operational risks include, for example, employee or third party fraud, business interruptions, inaccurate processing of transactions, information technology failures, the loss of key employees without appropriate successors, and non-compliance with reporting obligations.
The Company seeks to mitigate operational risks through the application of strong process controls throughout our business. Key process controls include underwriting authority letters, underwriting referral protocols, claims procedures guidelines, Sarbanes-Oxley procedures, information technology procedures, the disaster recovery plan and the business continuity plan. The Company’s Internal Audit personnel, Sarbanes-Oxley personnel and operational audit personnel rigorously test the Company’s various process controls on a regular basis.
The use by the Company of the services of unaffiliated third parties exposes the Company to heightened operational risks, including the risk of information technology and physical security breaches, fraud, non-compliance with laws and regulations or internal guidelines and inadequate service. The Company mitigates against the operational risk posed by the use of third party vendors by verifying a potential third party vendor’s financial stability, ability to provide ongoing service, business continuity planning and its business reputation. The Company also allocates appropriate resources to monitor any significant third party relationships.
Investments
We follow an investment strategy designed to preserve book value growth and generate appropriate risk adjusted returns while providing sufficient liquidity to meet the needs of the Company. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships, risk management and auditing and accounting. Our investment team uses risk measurement tools in executing effective risk management to facilitate an opportunity focused and risk integrated approach to investing consistent with the requirements of the Company’s investment policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers’ performance within the established investment policy of the Company.
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

Our investment policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk budget, which estimates the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a specified period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. The investment risk budget is approved by the Investment Committee of the Company’s Board of Directors and is revised quarterly based on market conditions and developing needs of the Company. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and or company specific issues and or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.
We utilize a number of capital-at-risk models, which include volatility-scenario based measures and value-at-risk calculations, to manage our aggregate investment risk exposures. Our capital-at-risk models also include the assessment of risk capital undertaken by Standard & Poor’s (“S&P”) and A.M. Best and Company. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. We adjust our scenarios for a variety of extreme as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time. In addition, management and the Board of Directors regularly reviews investment strategy allocations, risk and capital allocations, expected returns and expected return on capital.
At December 31, 2008, our aggregated invested assets consisted of $3.9 billion of fixed maturity investments, $111.3 million of short term investments, $25.4 million of preferred equity securities, $1.1 billion of cash and cash equivalents and $284.3 million of other investments. The portfolio is widely diversified between different types of fixed income securities, including corporate, agency, asset-backed and mortgage-backed securities, short term investments and preferred equity securities, and our investment policy limits ensure broad issuer diversification. The credit quality of our fixed maturity portfolio is primarily A or better with a AAA average. At December 31, 2008, the Company had no sub-prime mortgage exposure, and Alt-A mortgages represented 2.0% of our fixed income portfolio, including fixed maturity investments, short term investments and preferred equity securities, of which 84.7% are fixed rate securities with an average credit rating of AAA. At December 31, 2008, the average duration of our managed cash and fixed income portfolio was 2.28 years.
The following tables set forth the types of securities in our fixed income portfolio and their amortized costs, fair values and related gross unrealized gains and losses at December 31, 2008 and 2007:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
Type of Investment	Cost	Gains	Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies securities	$614,000	$43,772	$(24)	$657,748
Non-U.S. government securities	274,939	14,247	(21)	289,165
Corporate securities	596,936	7,761	(20,439)	584,258
Mortgage-backed securities
Agency mortgage-backed securities	1,145,281	35,137	(1,420)	1,178,998
Non-agency mortgage-backed securities	1,144,872	233	(228,312)	916,793
Asset-backed securities	271,340	11	(23,176)	248,175

Total fixed maturity investments	$4,047,368	$101,161	$(273,392)	$3,875,137
Short term investments	111,322	11	—	111,333
Preferred equity securities	26,003	—	(643)	25,360

Total	$4,184,693	$101,172	$(274,035)	$4,011,830

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
Type of Investment	Cost	Gains	Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies securities	$431,326	$11,963	$(11)	$443,278
Non-U.S. government securities	282,683	2,290	(647)	284,326
Corporate securities	865,379	6,926	(6,139)	866,166
Mortgage-backed securities
Agency mortgage-backed securities	1,292,098	14,194	(3,532)	1,302,760
Non-agency mortgage-backed securities	1,226,337	12,446	(4,788)	1,233,995
Asset-backed securities	458,238	1,961	(1,670)	458,529

Total fixed maturity investments	$4,556,061	$49,780	$(16,787)	$4,589,054
Short term investments	12,646	—	—	12,646
Preferred equity securities	60,406	7	(1,877)	58,536

Total	$4,629,113	$49,787	$(18,664)	$4,660,236

Fixed Maturity Investments
U.S. Government and Agencies Securities. U.S. government and agencies securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation (“FreddieMac”) and the Federal National Mortgage Association (“FannieMae”).
Non-U.S. Government Securities. Non U.S. government securities represent the fixed income obligations of non-U.S. governmental entities, including state and municipal securities issued by states, cities or municipalities in the United States and securities issued by governments of countries other than the United States.
Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated A-/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate credit in our portfolio represented 1.21% of the fixed income portfolio at December 31, 2008. Corporate issuers include government-backed, government-sponsored enterprises and covered bonds. We had minimal realized credit related losses during 2008.
Mortgage-Backed Securities. The majority of the mortgage-backed securities in our investment portfolio are FreddieMac, FannieMae and AAA-rated non-agency securities. They are collateralized by residential and commercial mortgages. Our portfolio has relatively low cash flow variability as compared to the overall mortgage market. The principal risks inherent in holding agency mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. Non-agency mortgage-backed securities also have credit risk should losses on the underlying collateral exceed the credit protection provided by subordinated tranches of mortgage-backed securities. Endurance has no exposure to subprime mortgages, and Alt-A mortgages represented 2.0% of the fixed income portfolio as of December 31,2008.
Asset-Backed Securities. Asset-backed securities are diversified both by type of collateral and issuer. The majority of our asset-backed securities are AAA-rated bonds backed by pools of automobile loan receivables and credit card receivables and other collateral originated by a variety of financial institutions.
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
Short Term Investments
Short term investments are investments which mature within no more than one year or no less than 90 days. The Company’s short term investments generally consist of U.S. Government and Agencies securities.

Preferred Equity Securities
Preferred equity securities are comprised of perpetual preferred equity securities, which may remain outstanding indefinitely, if they are not called. Preferred equity securities generally pay a dividend at a fixed rate. Perpetual preferred equity securities usually rank above common equity but below debt securities in an obligor’s capital structure.
Insurance Enhancement
Within the categories of securities noted above, the Company holds insurance enhanced bonds (asset-backed and municipal securities) of $30.3 million, which represent approximately 0.8% of our fixed income portfolio. The financial guarantors of the Company’s insurance enhanced bonds include Ambac Financial Group, Inc., Financial Guarantee Insurance Company, MBIA Insurance Corporation, Syncora Holdings Ltd. and Financial Security Assurance Inc. The overall credit quality of the insured bond portfolio was an average rating of “A” from Moody’s and “A” from Standard & Poor’s. The overall credit quality of the financial guarantors was an average rating of “Ba” by Moody’s and “BBB” by Standard & Poor’s.
Investment Ratings
The investment ratings (provided by major rating agencies) for our fixed income portfolio held as of December 31, 2008 and 2007 and the percentage of our total fixed income portfolio they represented at such date were as follows:

	2008		2007
		Percent		Percent
Ratings	Fair Value	of Total	Fair Value	of Total
	(U.S. dollars in thousands)
U.S. government and agencies securities	$657,748	16.4%	$455,924	9.8%
AAA/Aaa (1)	2,787,924	69.5%	3,415,821	73.3%
AA/Aa	163,718	4.1%	342,323	7.3%
A/A	327,829	8.2%	370,720	8.0%
BBB	29,902	0.7%	11,718	0.2%
Below BBB	43,776	1.1%	63,496	1.4%
Not rated	933	0.0%	234	0.0%

Total	$4,011,830	100.0%	$4,660,236	100.0%

(1)	Includes agency mortgage-backed securities of $1,179.0 million and $1,302.8 million at December 31, 2008 and 2007, respectively.
The maturity distribution for the fixed income portfolio held as of December 31, 2008 and 2007 was as follows:

	2008		2007
	Amortized		Amortized
Maturity	Cost	Fair Value	Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$216,788	217,393	$209,417	$209,467
Due after one year through five years	890,635	916,957	982,002	991,128
Due after five years through ten years	365,578	375,824	335,432	339,317
Due after ten years	150,200	157,690	125,589	125,040
Mortgage-backed securities
Agency mortgage-backed securities	1,145,281	1,178,998	1,292,098	1,302,760
Non-agency mortgage-backed securities	1,144,871	916,793	1,226,337	1,233,995
Asset-backed securities	271,340	248,175	458,238	458,529

Total	$4,184,693	$4,011,830	$4,629,113	$4,660,236

Other Investments
As of December 31, 2008, our Board of Directors had approved an investment in alternative funds at the time of commitment of capital of up to the lesser of (i) 15% of total shareholders’ equity, or (ii) $350 million. This restriction does not apply to investments in high yield loan funds that are classified as other investments. Our alternative funds and high yield loan funds (the “Funds”) are included in other investments and consist largely of investments in senior secured bank debt and high yield securities, distressed debt, derivatives and equity long/short strategies. As of December 31, 2008, our $284.3 million of other investments consisted of $201.8 million of alternative investment funds and $82.5 million of high yield loan funds.

Our investment in such Funds is recorded on our balance sheet as other investments and is accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the Funds, which in turn are established based upon the valuation criteria in the governing documents of the Funds. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the funds. Due to a delay in the valuations reported by certain of the fund managers, our investments in certain alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Prior to 2008, all of our investments in alternative funds were generally reported on a one-month lag. Investments in high yield loan funds are reported as of the current date. Many of the funds are subject to restrictions on redemptions and sale which are determined by the governing documents and thereby limit our ability to liquidate these investments in the short term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the Funds are included in net investment income and totaled a loss of $111.6 million for the year ended 2008.
We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.
Our investment returns for the years ended December 31, 2008, 2007 and 2006 were as follows:

Investment Returns	2008	2007	2006
	(U.S. dollars in thousands)
Net investment (loss) income from other investments	$(111,570)	$21,286	$29,073
Net investment income from available for sale investments and cash and cash equivalents	241,746	259,990	228,376

Net investment income included in net income	$130,176	$281,276	$257,449
Net realized investment losses included in net income	(57,366)	(18,302)	(20,342)
Net increase/decrease in unrealized (loss) gain included in other comprehensive (loss) income	(149,198)	77,573	(3,513)

Total net investment return	$(76,388)	$340,547	$233,594

During the year ended December 31, 2008, the Company identified securities which were considered to be other-than-temporarily impaired. The Company uses certain analysis thresholds to identify securities for additional impairment reviews. See Item 7. Management Discussion and Analysis — Critical Accounting Estimates — Investments and the Audited Consolidated Financial Statements Note 3 — “Investments” for specific details related to the Company’s other-than-temporary impairment review process. Following the identification of securities considered to be other-than-temporarily impaired, the cost of such securities was written down to fair value at the time of impairment, resulting in realized losses of $82.1 million in relation to these securities for 2008 (2007 — $17.3 million; 2006 — $13.4 million).
Securities Lending
The Company participates in a securities lending program whereby fixed income securities are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, U.S. government agencies securities, mortgage-backed securities, asset-backed securities and corporate fixed income securities. At December 31, 2008, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and overnight repurchase agreements. Securities with an estimated fair value of $112.6 million and $169.3 million were on loan under the program at December 31, 2008 and 2007, respectively. The Company was liable for cash collateral under the Company’s control of $115.6 million and $173.0 million at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the fair value of the investments purchased with the cash collateral received from the borrower was $112.9 million and $173.0 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa1” by Moody’s and “AA” by Standard & Poor’s. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

Ratings
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. During 2008, S&P undertook a review of our ratings and reaffirmed the financial strength rating of “A” (Strong), with a stable outlook. Endurance Holdings and its operating subsidiaries, excluding ARMtech, maintain an A.M Best rating of “A” (Excellent) with a stable outlook. During 2008, A.M. Best undertook a review of ARMtech and upgraded its rating to “A-” (Excellent) from “B++” (Good), with a stable outlook. Endurance Holdings and its operating subsidiaries, excluding ARMtech, maintain a Moody’s rating of A2, with a stable outlook.
The objective of A.M. Best’s, Moody’s and S&P’s rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s, Moody’s and S&P’s opinions of our capitalization, performance and management, and are not applicable to our securities and are not a recommendation to buy, sell or hold such securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation), and includes 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent). Publications of A.M. Best indicate that the “A” and “A-” ratings are assigned to those companies that, in A.M. Best’s opinion, have demonstrated an excellent ability to meet their obligations to policyholders. These ratings are subject to periodic review by, and may be revised at the sole discretion of, A.M. Best. The rating “A” (Excellent) by A.M. Best is the third highest of 15 rating levels.
S&P maintains a letter rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). Within these categories, “AAA” (Extremely Strong) is the highest, followed by “AA+”, “AA” and “AA-” (Very Strong) and “A+”, “A” and “A-” (Strong). Publications of S&P indicate that the “A+”, “A” and “A-” ratings are assigned to those companies that, in S&P’s opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. These ratings may be changed, suspended, or withdrawn at the discretion of S&P. The rating “A” (Strong) by S&P is the sixth highest of twenty-one rating levels.
Moody’s maintains a letter rating system ranging from “Aaa” to “C.” Within these categories, “Aaa” is the highest, followed by “Aa” and “A.” Within each of these categories, ratings are further broken down into “Aa1,” “Aa2” and “Aa3.” Ratings may be changed, suspended, or withdrawn at the discretion of Moody’s. The rating “A2” by Moody’s is the sixth highest of twenty-one rating levels.
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
North America — ACE Ltd. (“ACE”), American International Group (“AIG”), Arch Capital Group Ltd. (“Arch”), Factory Mutual Insurance Company, RLI Corp., Axis Capital Holdings Group (“Axis”), Zurich Financial Services Group (“Zurich”), XL Capital Ltd. (“XL”), Allied World Assurance Company (“AWAC”), CNA Financial Corporation, Rural Community Insurance Company, Rain and Hail LLC, NAU Country Insurance Company, Great American Insurance Company and Producers Agriculture Insurance Company.
Europe — ACE, Allianz AG, Lloyd’s Syndicates, Royal & Sun Alliance Insurance Group Plc, Swiss Re and Zurich.
Bermuda — ACE, AIG CAT Excess, XL Zurich, AWAC, Arch, AIG (US), and Ironshore, Inc.
In our Reinsurance segment, we compete in the global reinsurance market place and our main competitors in North America, Europe, Asia and Bermuda include the following:
North America — General Re Corporation, Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (''Munich Re’’), Partner Reinsurance Company Ltd. (“Partner Re”), Swiss Reinsurance Company (“Swiss Re”), Transatlantic Reinsurance Company (“Transatlantic Re”).
Europe — Swiss Re, Axis, Hannover Ruckversicherungs-Aktiengesellschaft, Munich Re, Partner Re, SCOR Reinsurance Company and Transatlantic Re.
Asia — Swiss Re, Axis, Hannover Ruckversicherungs-Aktiengesellschaft, Munich Re, Partner Re, SCOR Reinsurance Company, Transatlantic Re, Everest Re and Odyssey Re.
Bermuda — ACE, Arch, Axis, IPC Holdings Ltd., Montpelier Re Holdings Ltd., Partner Re, Renaissance Reinsurance Ltd. and XL.
In general, at the end of 2008, we believe operating conditions continue to be competitive. In certain catastrophe-exposed classes of property business, we experienced a pricing environment that was flat to slightly upward; however, for the remaining insurance and reinsurance lines of property and casualty business, we experienced downward pricing driven largely by relatively high levels of underwriting capacity and competition driven by distressed insurers. We continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.
In 2009, we believe the following two primary influences may affect the market for our insurance and reinsurance products — continuing unsettled and deteriorating global economic conditions and the financial condition of certain of our competitors. The United States and other markets around the world have been experiencing worsening economic conditions, including substantial and continuing disruptions to financial markets and asset valuations. These dislocations in the investment markets have in turn eroded capital and surplus positions of many of our competitors, in places limiting their ability to compete effectively for business. We believe these two factors have and will continue to contribute to changes in market conditions within both the reinsurance and insurance market places.
Employees
As of February 20, 2009, we had 776 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.
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
Global capital markets and the economy generally, in both the United States and elsewhere, have been experiencing extreme volatility and disruption since the second half of 2007, due in part to financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent months, this volatility and disruption has reached unprecedented levels. Concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S., energy costs and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and the capital markets generally going forward. These circumstances have also exerted downward pressure on stock prices and reduced access to the equity and debt markets for many issuers, including the Company. This unprecedented market volatility and general decline in the markets has directly and materially affected the value and liquidity of our investment portfolio, results of operations, access to capital and cost of capital.
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

In the event current resources do not satisfy our liquidity needs, we may need to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a downturn in the insurance and reinsurance markets. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, and foreign currency exchange rates, which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate, and we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities, which could have a material adverse effect on our consolidated results of operations or financial condition.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. With the recent widening of credit spreads, the net unrealized loss position of our investment portfolio has increased, as have other-than-temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturities. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our consolidated results of operations or financial condition.
Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, and investments in foreign subsidiaries. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, and investments in foreign subsidiaries. Our primary foreign currency exchange risks are described more fully under “We may be adversely affected by foreign currency fluctuations.”
A portion of our investment portfolio is allocated to alternative investments, which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments, which in turn could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
A portion of our investment portfolio is allocated to alternative investments which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments. Our alternative investments include investments in funds which invest in senior secured bank debt and high yield securities, distressed debt, derivatives and equity long/short strategies. The amount and timing of net investment income from such alternative funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recent equity, real estate and credit market volatility have further reduced net investment income and related yields for these types of investments and we may continue to experience reduced net investment income due to continued volatility in the equity, real estate and credit markets in the future. Many of the investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner for which we have for our fixed maturity securities. The performance of these investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

The effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on us is difficult to determine at this time.
In response to the financial crises affecting the banking system and financial markets and continued concerns about financial institutions ongoing viability, numerous regulatory and governmental actions have been taken or proposed. Within the United States, the Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. Numerous financial institutions have received capital both in the form of emergency loans and direct equity investments by the U.S. Department of Treasury. In early 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted to provide further stimulus to institutions that have received or will receive financial assistance under the Troubled Asset Relief Program. Within the United Kingdom and the European Union, similar actions including interest rate cuts and capital injections into financial institutions have been undertaken, including certain institutions that are obligors of the perpetual preferred equity securities in our investment portfolio. An additional regulatory concern involving residential mortgage-backed securities is “cram-down legislation” currently under consideration in the U.S. Congress. If passed, this legislation would reallocate losses from defaults of the underlying residential mortgages across all tranches of the security, effectively negating the contractual terms of the security. Approximately 52.2% of our fixed income portfolio, which includes fixed maturity investments, short term investments and preferred equity securities, is in agency and non-agency mortgage-backed securities and as a result, any such action could have a material affect on the value and performance of our investment portfolio.
There can be no assurance as to the effect that any such governmental actions or future regulatory initiatives may have on certain investments in our investment portfolio, or on our competitive position, results of operations, business and financial condition in particular.
Governmental initiatives intended to alleviate the current financial crisis may not be effective and, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. The EESA was enacted in response to the financial crisis affecting the U.S. banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA or similar proposals, including the ARRA, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. These new forms of legislation and other proposals or actions may also have other consequences, including material effects on interest rates, foreign exchange rates and the markets for the financial instruments purchased and sold by the U.S. Department of Treasury pursuant to the EESA or the ARRA, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition, liquidity and the trading price of our ordinary or preferred shares. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position or our liquidity.
It is possible that competitors of the Company, such as companies that engage in both life and property casualty insurance lines of business, may be permitted to access funds through the EESA or ARRA programs which could have a negative impact on the Company’s competitive position.
The Federal Deposit Insurance Corporation (“FDIC”) approved the Temporary Liquidity Guarantee Program (“TLGP”) on November 21, 2008. The program was designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Because we may purchase securities from the types of companies that are subject to the TLGP, the failure to effectively implement the program could result in an adverse effect on the carrying value of such securities in our investment portfolio if the existence of the FDIC guarantee does not strengthen confidence or encourage liquidity in the marketplace.

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
Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or other high yielding bonds) or reinsurance counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on the principal and interest they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed and asset-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to us. At December 31, 2008, the fixed income securities of $4.0 billion in our investment portfolio represented 74.9% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely impact the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery.
We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations, including those institutions that participate in our credit facility and the counterparty to our $150 million variable delivery equity forward, fails.
We have exposure to counterparties in many different industries and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the obligation. Due to the uncertainty associated with casualty business, current reinsurance recoverables are subject to the credit risk of the reinsurers.
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
We participate in a securities lending program whereby securities, including fixed maturity and short-term investments, are loaned by us to third parties. We retain all economic interest in the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. We require collateral in the form of cash, government securities and letters of credit at a rate of 102% — 105% of the market value of the loaned securities. We invest such collateral in other securities, primarily overnight repurchase agreements, and prior to the first quarter of 2008, in U.S. Treasuries, U.S. government agency securities, mortgage-backed securities, asset-backed securities and corporate fixed income securities.
Returns of loaned securities by the third parties would require us to return the collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with collateral received from the third parties) may exceed the term of the related securities on loan and the market value may fall below the amount received as collateral and invested. If we are required to return significant amounts of collateral on short notice, and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

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
Our valuation of fixed maturity investments, short-term investments and preferred equity securities may include methodologies, estimations and assumptions, which are subject to differing interpretations, and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
Fixed maturity investments, which are reported at fair value on the consolidated balance sheet, represented the majority of our total cash and invested assets. We have categorized these securities as well as our short-term investments and preferred equity securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets in markets that are active, quoted prices for identical or similar assets in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income portfolio. Independent pricing services and brokers obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities. As such, prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security. The Company obtains multiple prices for its securities where available. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:
(i)	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

(ii)	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

(iii)	comparing the fair value estimates to its knowledge of the current market.
Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value. Please see Note 4 to the Company’s Audited Consolidated Financial Statements for a more detailed discussion on the percentage and types of securities held in each level.

The Company obtains market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value. In addition, pricing vendors use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. In certain circumstances, when fair market values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. Such quotes are subject to the validation procedures noted above.
During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example mortgage-backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
The determination of the other-than-temporary impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.
The determination of the amount of other-than-temporary impairments taken on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.
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

The reported value of our relatively illiquid types of investments and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them, and we may be forced to sell them at significantly lower prices.
Our investment liquidity and investment performance may affect our financial assets and ability to conduct business.
We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturity investments. Our income derived from our invested assets (including net realized losses) was $72.8 million for the year ended December 31, 2008. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.
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
At December 2008, the liquidity in the debt capital markets was low compared to historical levels and that trend is continuing in 2009. The decrease in liquidity could result in investment losses if the Company was forced to immediately sell significant portions of its fixed maturity investment portfolio.
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
Changes in current accounting practices and future pronouncements may materially impact our reported financial results.
Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if it is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants. Furthermore, rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants.

Our results of operations may fluctuate significantly from period to period and may not be indicative of our long-term prospects.
Our results of operations may fluctuate significantly from period to period. These fluctuations result from a variety of factors, including the seasonality of the reinsurance and insurance business, the volume and mix of reinsurance and insurance products that we write, loss experience on our reinsurance and insurance liabilities, the performance of our investment portfolio and our ability to assess and integrate our risk management strategy effectively. In particular, we seek to underwrite products and make investments to achieve long-term results. As a result, our short-term results of operations may not be indicative of our long-term prospects.
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
Our property, agriculture and catastrophe insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, earthquakes in California and the New Madrid region of the United States and drought and flooding in the Midwestern United States. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase the frequency and severity of natural catastrophes, including weather events, and may create new types of catastrophe losses. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our premiums will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition. See “Item 1. Business — Enterprise Risk Management — Underwriting Risk Management.”
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
Excess and surplus lines insurance are a substantial portion of the business written by our U.S.-based insurance operations. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.
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
Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Kenneth J. LeStrange, our Chief Executive Officer, President and Chairman of the Board of Directors, Michael J. McGuire, our Chief Financial Officer, Michael E. Angelina, our Chief Actuary and Chief Risk Officer, David S. Cash, our Chief Underwriting Officer, Michael P. Fujii, the President and Chief Executive Officer of our worldwide insurance operations and William M. Jewett, the President and Chief Executive Officer of our worldwide reinsurance operations. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.
Our business could be adversely affected by Bermuda employment restrictions.
We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. Current Bermuda law limits the duration of work permits to six years, with certain exemptions for key employees. All of our 49 Bermuda-based professional employees who require work permits, including Messrs. LeStrange, McGuire, Angelina, Fuji and Jewett have been granted permits by the Bermuda government. The terms of such permits usually range from three to five years at the time of grant depending on the individual. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.
A decline in our financial strength ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. We currently maintain an A.M. Best financial strength rating of “A” (Excellent) with a stable outlook and a S&P financial strength rating of “A” (Strong) with a stable outlook, other than ARMtech. We currently maintain an A.M. Best financial strength rating of “A-” (excellent) with a stable outlook on ARMtech. Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured. If our ratings are reduced from their current level by A.M. Best or S&P, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below “B++” (two levels below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.
In light of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that rating agencies may heighten the level of scrutiny they apply when analyzing companies in our industry, may increase the frequency and scope of their reviews, may request additional information from the companies that they rate (including additional information regarding the valuation of investment securities held), and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice.
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
Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares, class A shares and 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”), and make other payments. Under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Series A Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Series A Preferred Shares have been declared and paid. Preference shares, including the Series A Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings. For a discussion of the legal limitations on our subsidiaries’ ability to pay dividends to Endurance Holdings and of Endurance Holdings to pay dividends to its shareholders, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Adverse changes to the economy in the countries in which we operate could lower the demand for our insurance and reinsurance products and could have a materially adverse effect on the profitability of our operations.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for insurance products could be adversely affected. Adverse changes in the economy could potentially lead our customers to have less need for insurance coverage, to cancel existing insurance policies, modify coverage or to not renew with us, and our premium revenue could be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions in the United States and other countries, which may have an adverse effect on us, in part because we are dependent upon the above discussed factors.

We may be adversely affected by foreign currency fluctuations.
We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2008, approximately 11% of our gross premiums, prior to deposit accounting adjustments, were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.
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
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. Recently, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
Our future capital requirements depend on many factors, including our ability to write new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current rating agency ratings. We need liquidity to pay our operating expenses and without sufficient liquidity we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are our invested assets. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and shareholders’ equity.
In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our already outstanding securities. Recently our credit spreads have widened considerably. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets and an inability to obtain adequate capital.

Our failure to comply with restrictive covenants contained in the indentures governing our senior notes or our current or future credit facility could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.
The indentures governing our senior notes contain covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, our credit facility requires us and/or certain of our subsidiaries to comply with certain covenants, including the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indentures or our credit facility, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under the credit facility prior to maturity. As a result, our business, financial condition and results of operations could be adversely affected.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. In the year ended December 31, 2008, our top three brokers represented approximately 39% of our gross premiums written before deposit accounting adjustments. See “Item 1. Business — Distribution.” Loss of all or a substantial portion of the business provided by one or more of these brokers, particularly as a result of the merger of AON Corporation and Benfield Group Limited, could have a material adverse effect on our business.
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
The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers. For information regarding competition in each of our business segments, see “Item 1. Business — Business Segments.” Many of our competitors have greater financial, marketing and management resources. A number of newly-organized, Bermuda- based insurance and reinsurance entities compete in the same market segments in which we operate. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.
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
Historically, property and casualty insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for insurance and reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of insurance and reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The recent increase in the supply of insurance and reinsurance as a result of capital provided by new entrants and by the commitment of additional capital by existing reinsurers, has caused insurance and reinsurance prices in many of the markets in which we participate to decrease since 2007.
Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.
In January 2007, the State of Florida enacted legislation known as Bill No. CS/HB-1A (the “Bill”), which increased the access of primary Florida insurers to the FHCF. Through the FHCF, Florida currently provides below market rate reinsurance of up to $28.0 billion per season, with Florida able to further increase the limits up to an additional $4.0 billion per season. In addition, the legislation allows Florida insurers to choose a lower retention level for FHCF reinsurance coverage, at specified rates for specified layers of coverage. Further, the legislation expanded the ability of Citizens, a state-sponsored entity, to compete with private insurance and reinsurance companies, such as ours, by, for example, authorizing Citizens to write multi-peril policies in high-risk account coverage areas. Moreover, the legislation mandated the reduction of Citizens’ in force rates by an average of 23%, repealed a 56% rate increase that was to be effective March 1, 2007, and froze any additional rate increases for the remainder of 2007. Also, Citizens’ premium rates are no longer required to be non-competitive with the voluntary, private market and are no longer required to be based on the highest rate offered by the top 20 insurers in a given area. In sum, the legislation reduced the role of the private markets in providing support for Florida-based risks, a market in which we have established substantial market share. Efforts in 2008 to reduce the scale of the 2008 state involvement in the private markets were not successful.
We believe the Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. Proposals to reduce the expansion of the FHCF introduced in 2008 never materialized and there can be no assurance that additional legislation reducing the size of the private markets relating to Florida will not be enacted.
It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the Florida precedent, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of the FHCF, which could lead either to a severe dislocation or the necessity of Federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

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
In addition, the insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. If our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.
Although surplus lines business is generally less regulated than the admitted market, the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance. Additionally, some recent and pending cases in Florida and California courts have raised potentially significant questions regarding surplus lines insurance in those states such as whether surplus lines insurers will be subject to policy form content, filing and approval requirements or additional taxes. These cases also could foreshadow more extensive oversight of surplus lines insurance by other jurisdictions.
Endurance American and American Merchants write insurance on an admitted basis within the U.S. and are subject to extensive regulation under state statutes which confer regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors or shareholders of the insurer.
Our current or future business strategy could cause one or more of our currently unregulated non-insurance subsidiaries to become subject to some form of regulation. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.
We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements, and any such requirements may impact the operations of our insurance non-insurance subsidiaries and ultimately could impact our financial condition as well. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation.
Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.
We believe that certain government authorities, including state officials in Florida, are continuing to scrutinize and investigate a number of issues and practices within the insurance industry. While we have not been named in any actions or proceedings, it is possible such scrutiny could expand to include us in the future, and it is also possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.

We cannot predict the ultimate effect that these investigations, and any changes in industry practice, including future legislation or regulations that may become applicable to us, will have on the insurance industry, the regulatory framework, or our business.
As noted above, because we frequently assume the credit risk of the counterparties with whom we do business throughout our insurance and reinsurance operations, our results of operations could be adversely affected if the credit quality of these counterparties is severely impacted by the current investigations in the insurance industry or by changes to industry practices.
Operational risks, including systems or human failures, are inherent in business, including ours.
We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, information technology failures, or external events. Losses from these risks may occur from time to time and may be significant. As our business and operations grow more complex, we are exposed to more risk in these areas.
Our modeling, underwriting and information technology systems are critical to our success. Moreover, our proprietary technology and application systems have been an important part of our underwriting strategy and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. While we have implemented disaster recovery and other business contingency plans, a defect or failure in our internal controls or information technology systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our reputation. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls and information technology systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.
There are provisions in our charter documents that may reduce or increase the voting rights of our ordinary shares.
The bye-laws of Endurance Holdings generally provide that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, outstanding ordinary shares possessing more than 9.5% of the aggregate voting power of our ordinary shares will have their voting rights reduced so that they may not exercise more than 9.5% of the voting rights conferred by our ordinary shares. Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. The bye-laws of Endurance Holdings provide that shareholders will be notified of their voting interests prior to any vote to be taken by the shareholders.
As a result of any reallocation of votes, your voting rights might increase above 5% of the aggregate voting power of the outstanding ordinary shares, thereby possibly resulting in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the reallocation of your votes could result in your becoming subject to filing requirements under Section 16 of the Exchange Act.
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
The Financial Services and Markets Act (“FSMA”) regulates the acquisition of control of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of more than 10% of our ordinary shares would therefore be considered to have acquired control of Endurance U.K. Under the FSMA, any person proposing to acquire control over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have three months to consider that person’s application to acquire control. In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such control and that the interests of consumers would not be threatened by such acquisition of control. Failure to make the relevant prior application would constitute a criminal offense.
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
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Endurance Holdings and Endurance Bermuda an assurance that if any legislation is enacted in Bermuda that would “impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition” any such tax will not be applicable to Endurance Holdings, Endurance Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, however, it is possible that after March 28, 2016 we may be subject to Bermuda taxes.
We and our subsidiaries may be subject to U.S. tax which may have a material adverse effect on our financial condition and results of operations.
Endurance Holdings and Endurance Bermuda are Bermuda companies and Endurance U.K. is an English company. Endurance Holdings, Endurance Bermuda and Endurance U.K. each intend to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code, regulations or court decisions, the Internal Revenue Service (“IRS”) might successfully contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are/is engaged in a trade or business in the United States. If Endurance Holdings, Endurance Bermuda and/or Endurance U.K. were engaged in a trade or business in the United States, and if Endurance U.K. or Endurance Bermuda were to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business were attributable to a “permanent establishment” in the United States (or in the case of Endurance Bermuda, with respect to investment income, arguably even if such income were not attributable to a “permanent establishment”), Endurance Holdings, Endurance U.K. and/or Endurance Bermuda would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.

Holders of Endurance Holdings’ ordinary shares or Series A Preferred Shares who own 10% or more of our voting power may be subject to taxation under the “controlled foreign corporation” (“CFC”) rules.
Certain “10% U.S. Shareholders” of a foreign corporation that is considered a “controlled foreign corporation” (a “CFC”) for U.S. federal income tax purposes must include in gross income such 10% U.S. shareholder’s pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.” Due to the dispersion of Endurance Holdings’ share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its shares entitled to vote and authorize Endurance Holdings to purchase such shares under certain circumstances, and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. Accordingly, investors should consult their tax advisors regarding the application of the CFC rules to an investment in Endurance Holdings.
U.S. Persons who hold ordinary shares or Series A Preferred Shares may be subject to U.S. income taxation on their pro rata share of our “related party insurance income” (“RPII”).
The CFC rules apply to certain insurance and reinsurance companies that earn RPII. If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Series A Preferred Shares of Endurance Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Endurance U.K.’s or Endurance Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. Although Endurance U.K. and Endurance Bermuda intend to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own ordinary shares or Series A Preferred Shares will not be required to recognize gross income inclusions attributable to RPII. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons - RPII Companies; RPII Exceptions.”
The RPII rules provide that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. Persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of ordinary shares or Series A Preferred Shares because Endurance Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares and Series A Preferred Shares. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Disposition of Ordinary Shares and Series A Preferred Shares; Uncertainty as to the Application of RPII.”

U.S. Persons who hold ordinary shares or Series A Preferred Shares will be subject to adverse tax consequences if we are considered a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes.
We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2008. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2008 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Passive Foreign Investment Companies.”
Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders.
Congress has discussed from time-to-time legislation intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In particular, Congress has recently conducted hearings relating to the tax treatment of offshore insurance and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. On September 18, 2008, U.S. Rep. Richard Neal introduced one such proposal, H.R. 6969, a bill which provides that U.S. insurers and reinsurers would be limited in the amount of deduction that could be claimed from reinsurance premiums ceded to offshore affiliates. The bill, which has been referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). Other proposals relating to cross-border transactions, intangible products, or non-U.S. jurisdictions generally have been introduced in a number of Congressional committees. Enactment of such legislation, depending on the specific details, could adversely affect our financial results.
Changes in legislation also may materially impact advantageous federal income tax rates applicable to our dividends. Under current law, our dividends should constitute “qualified dividends” enabling certain of our U.S. shareholders to receive preferential federal income tax rates on such dividends received before January 1, 2011. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Dividends.” The 110th Congress proposed legislation in March 2007 that would exclude shareholders of foreign companies from this advantageous federal income tax treatment unless either (i) the company is organized or created in a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the shares of such company are readily tradable on an established securities market in the U.S. and the company is organized or created in a country that has a comprehensive income tax system that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. While no such legislation has been introduced by the 111th Congress, if this legislation were introduced and enacted, individual U.S. shareholders of Endurance may no longer qualify for the preferential federal income tax rates on our dividends because we may not satisfy standards as proposed or as may be proposed in the future.
The Organization for Economic Cooperation and Development (“OECD”) and the European Union are considering measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
REGULATORY MATTERS
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

Bermuda
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act. Endurance Bermuda is registered as a Class 4 insurer by the BMA. As a holding company, Endurance Holdings is not subject to Bermuda insurance regulations. Insurance, as well as reinsurance, is regulated under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether (a) it has fulfilled the minimum criteria with respect to the body corporate, (b) it has, or has available to it, adequate knowledge and expertise to operate an insurance business and (c) the premises intended to be used in the business are adequate for the conduct of the business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.
An Insurance Advisory Committee appointed by the Bermuda Minister of Finance (the “Minister”) advises the BMA on matters connected with the discharge of the BMA’s functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA.
The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
In July 2008, the Insurance Amendment Act 2008 (the “Amendment Act”) was promulgated, which among other things, created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements. The implementation of the new supervisory framework is to occur in phases, commencing with Class 4 insurers before being extended to certain commercial Class 3, Class 3A and Class 3B insurers. Under the new regulatory framework ushered in by the Amendment Act on December 31, 2008, the BMA promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 (the “Order”) which, inter alia, mandates that a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) be calculated by either (a) the model set out in Schedule 1 to the Order or (b) an internal capital model which the BMA has approved for use for this purpose. More information on the ECR and the new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act can be found in the section entitled “Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions”.
On December 11, 2008, the Bermuda House of Assembly approved amendments to Bermuda’s existing insurance regulations (the “Regulations”). The amended Regulations, which came into effect on 31 December 2008, compliment and in certain respects, are consequential to the changes instituted under the Amendment Act.
The BMA utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter, the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3 and Class 4 insurers. The BMA has also recently adopted guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act.
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Endurance Bermuda, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Endurance Bermuda is not licensed to carry on long-term business.
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

Principal Representative
An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda’s principal office is its executive offices in Pembroke, Bermuda. Michael J. McGuire has been appointed by the Board of Directors as Endurance Bermuda’s principal representative and has been approved by the BMA. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent, for instance the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio would be a reportable “event”; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Insurance Act applies has occurred, under the Amendment Act these events now include (i) circumstances where a Class 4 insurer undergoes a material change to the nature of the business it underwrites; and (ii) a significant loss which is likely to render the insurer unable to comply with its ECR. Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him.
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
Loss Reserve Specialist
As a registered Class 4 insurer, Endurance Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Michael E. Angelina, Chief Actuary and Chief Risk Officer for the Company, has been appointed by our Board of Directors and has been approved by the BMA to act as Endurance Bermuda’s loss reserve specialist.
Statutory and GAAP Financial Statements
An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Amendment Act and amended Regulations have introduced a new accounts regime applicable to Class 4 insurers, including (i) a distinct methodology and new format to be applied when preparing and reporting the statutory balance sheet and statutory income statements for Class 4 insurers and (ii) accompanying explanatory notes to be added and instructions affecting each statutory statement. The most significant aspect of the amended regulations in relation to the statutory balance sheet of Class 4 insurers is the reporting obligation to detail, on a line-by-line basis, specific asset and liability classes, as well as the requirement to identify and distinguish between what is or is not attributable to affiliates of the Class 4 insurer.
With effect from December 31, 2008, Class 4 insurers are required to prepare and file with the BMA audited annual financial statements prepared in accordance with GAAP (that applies in Bermuda, U.K., U.S., or such other GAAP as the BMA may recognize) or International Financial Reporting Standards (“IFRS”). These statements are to be submitted within four months from the end of the financial year to which they relate or, if the Class 4 insurer makes an application to the BMA, such longer period as may be allowed by the BMA but no longer than seven months from the end of the financial year to which they relate. The BMA will publish each such Class 4 insurer’s GAAP or IFRS audited financial statements.
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

In addition to statutory financial statements, Class 4 insures are required to file audited GAAP financial statements with the BMA to be published publicly. The audited GAAP financial statements are to be filed with the annual statutory financial return.
Annual Statutory Financial Return
Endurance Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.
Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions
The new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act, which came into effect on December 31, 2008, provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization (termed the Bermuda Solvency Capital Requirement (“BSCR”). BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Order, published on December 31, 2008, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.
Where the insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may make application to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s internal model provided certain conditions have been established and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.
In order to minimise the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA seeks that insurers operate at or above a threshold capital level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR or approved internal model minimum amounts.
The Amendment Act also introduced prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the minimum margin of solvency. The CSR is the return setting out the insurers risk management practises and other information used by the insurer to calculate its approved internal model ECR.
The new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. Where the results of scenario and stress-testing indicated potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the 120% TCL figure. In circumstances where an insurer has failed to comply with an ECR given by the BMA in respect of that insurer, such insurer is prohibited from declaring or paying any dividends until the failure is rectified and the insurer is obliged to (i) provide the BMA, within fourteen days of the failure, with a written report as to why the failure occurred and remedial steps to be taken; and (ii) within forty-five days of the failure to provide the BMA with unaudited interim financial statements. The opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials and a CSR reflecting an ECR prepared using post-failure data.

Underlying the new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended). While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Endurance Bermuda must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:
•	$100,000,000;
•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written));
•	15% of net loss and loss expense provisions and other general business insurance reserves.
In addition, under the Insurance Act, Class 4 insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. Endurance Bermuda as a Class 4 insurer must obtain the BMA’s prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more.
Furthermore, under the Companies Act, Endurance Holdings and Endurance Bermuda may only declare or pay a dividend if Endurance Holdings or Endurance Bermuda, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.
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
Controller Notification
Each shareholder or prospective shareholder will be responsible for notifying the BMA in writing within 45 days of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Endurance Holdings and Endurance Bermuda. The BMA may serve a notice of objection on any controller of Endurance Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller. Endurance Bermuda will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of Endurance Bermuda. The Notice has to be given within 45 days of Endurance Bermuda becoming aware of the relevant facts.
Endurance Bermuda is also required to notify the BMA in writing in the event of any person ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Endurance Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Endurance Bermuda.
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
Code of Conduct
The BMA proposes to implement a Code of Conduct which will address the standards, duties and requirements that a registered person’s (which includes an insurer) internal policies and procedures must provide for in relation to matters such as corporate governance, risk assessment, risk and investment management, insurance activities and market conduct. The BMA will take into account whether a relevant insurer such as Endurance Bermuda complies with the Code of Conduct and as such is indeed conducting its business in a prudent manner as required under the Insurance Act. The BMA has published its proposed approach to the implementation of the Code of Conduct for registered persons on its website at www.bma.bm..

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
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, Endurance Holdings and Endurance Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (3) to acquire any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Government of Bermuda or a public authority or (4) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Endurance Holdings’ business or Endurance Bermuda’s business (as the case may be) carried on outside Bermuda. Endurance Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.
Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003, and Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our ordinary shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of the company remain so listed.
Notwithstanding the above general permission, the BMA has granted us permission to, subject to our ordinary or voting shares being listed on an appointed stock exchange, issue, grant, create, sell and transfer any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, collectively, the “Securities”, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities (excluding, for the avoidance of doubt, our ordinary or voting shares) are listed on an appointed stock exchange.
The Bermuda government actively encourages foreign investment in “exempted” entities like Endurance Holdings and Endurance Bermuda that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Endurance Holdings and Endurance Bermuda are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda. See “Material Tax Considerations — Certain Bermuda Tax Considerations.”
Under Bermuda law, non-Bermudians (other than spouses of Bermudians or Permanent Resident Card (“PRC”) Holders) may not engage in any gainful occupation in Bermuda without a work permit issued by the Department of Immigration. Work permits may be granted or extended by the Bermuda Government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or PRC Holder) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda Government announced a policy that places six-year term limits on individuals’ work, with certain exemptions for key employees.

U.K. Regulation
General
On December 1, 2001, the Financial Services Authority (“FSA”) assumed its full powers and responsibilities as the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of regulated activities (including deposit taking, insurance, investment management and most other financial services business by way of business in the U.K.), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.
Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 (the “FSMA”), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.
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
Endurance U.K. has accordingly received authorization from the FSA to conduct the following additional regulated activities: arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. In both cases, those activities are restricted to non-investment insurance contracts. Endurance U.K. is also authorized to accept deposits (limited to accepting deposits in the course of carrying on insurance business for which it holds permission).
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
In December 2004, the FSA prompted a market initiative in the United Kingdom insurance industry to resolve perceived problems resulting from contract uncertainty, which may exist where the full terms and conditions of a contract of insurance or reinsurance are not established at or before the time when the contract comes into force. The FSA’s stated preferred outcome was that a market solution should be produced which met the regulator’s main concerns, which were that policyholders should know precisely what protection they have bought; and that insurers, reinsurers and brokers should have a clearer view, at the time of inception of a contract of the relevant legal, fiduciary, operational and underwriting risks to which they are subject. On January 24, 2007, the FSA announced that the insurance industry had met the challenge laid down by the regulator to achieve a solution to contract certainty in the United Kingdom. Accordingly, the current publicly stated position of the FSA is that it does not, at present, intend to propose new rules to address the contract certainty issue. However, the FSA also stated that contract certainty would continue to be a supervisory priority in 2008 and that, in those cases where it believes that firms have fallen behind the rest of the market in reducing the number of contracts that do not meet the market’s contract certainty standards, it would consider regulatory action to address this, though no enforcement action has been taken in this regard to date. This action might include increases in required regulatory capital or the commencement of enforcement action.

In December 2007, the FSA published its new Insurance Conduct of Business sourcebook (“ICOBS”) which sets out the standards of the requirements for general insurance firms on how they deal with their customers. The new general insurance regime came into effect on January 6, 2008 with firms being allowed a six month transitional period for implementation. All firms are expected to have met the requested standards by July 6, 2008. ICOBS continues the FSA’s move to more principles based regulation.
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
Solvency Requirements
The FSA’s General Prudential Sourcebook and Prudential Sourcebook for Insurers (together, the “Prudential Sourcebooks”) require that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Prudential Sourcebooks, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Prudential Sourcebooks. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the E.U. Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required minimum margin of solvency of Endurance U.K.. Endurance U.K. continuously monitors its solvency capital position and maintains capital in excess of the required minimum margin of solvency. Each insurance company writing various classes of business is also required by the Prudential Sourcebooks to maintain equalization provisions calculated in accordance with the provisions of the Prudential Sourcebook for Insurers.
Insurers are required to calculate an Enhanced Capital Requirement (“ECR”) in addition to their required minimum solvency margin and to report it to the FSA (though the ECR is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance (“ICG”) regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA and has agreed with the FSA the bases and methodology for this calculation. This calculation is used along with other tools by the FSA to help establish the ICG. Endurance U.K. is currently calculating the ECR for December 31, 2008. Should Endurance U.K. not meet this test, additional capital may be required.
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

The European Commission, jointly with Member States, is carrying out a fundamental review of the regulatory capital and supervisory regime of the insurance industry (the Solvency II project). Its objective is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. Endurance U.K. is monitoring the ongoing consultation following publication of the Solvency II Framework Directive (the “Solvency II Directive”). The legislation implementing the final version of the Solvency II Directive is not likely to take effect in the U.K. until at the earliest October 2012, though in March 2009 the FSA intends to ask insurers about their current implementation planning and progress made towards complying with the requirements of the Solvency II Directive. Endurance UK intends to fully co-operate with the FSA in this respect.
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
Supervision of Management
The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.
Change of Control
The Financial Services Market Act (the “FSMA”) regulates the acquisition of control of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired control of Endurance U.K.
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
As of March 2009, the above provisions governing changes of control will be amended through the implementation of the E.U. Acquisitions Directive. A number of changes to the existing provisions are to be made, including potentially broad new requirements to aggregate the voting rights and/or capital held by persons “acting in concert”; in relation to the time period given to the FSA for approving an application to acquire control, with the FSA then having 60 working days to make a decision following its acknowledgement of the application. The duration of this period may be stopped by the FSA once, to request further information, for a maximum of 20 days (30 days for non-EU applicants). Although the FSA may make further information requests, this does not “stop the clock”, meaning that the FSA has a maximum of 82 working days to consider an application from an EU applicant (92 for a non-EU applicant).

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
In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although the Company nonetheless may have to comply with certain local rules reserved to the “host state” (the state into which the services are being provided or in which the branch is being established). In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.
U.S. Regulation
Endurance U.S. Reinsurance was organized under the laws of New York on September 5, 2002. On December 18, 2002, Endurance U.S. Reinsurance received a license to write certain lines of insurance and reinsurance business from the New York State Insurance Department. On August 1, 2005, Endurance U.S. Reinsurance acquired Endurance American Specialty Insurance Company, a Delaware insurance company, which transacts business on a surplus lines basis. On June 5, 2006, Endurance U.S. Reinsurance acquired Endurance American Insurance Company, a Delaware insurance company, which transacts business on an admitted basis. On June 8, 2007, Endurance U.S. Reinsurance acquired American Merchants Casualty Company, an Ohio insurance company that was subsequently redomesticated to Delaware, which transacts business on a surplus lines basis. On December 7, 2007, Endurance U.S. Holdings Corp. acquired American Agri-Business Insurance Company and ARMtech Insurance Services, Inc., each a Texas company. On January 30, 2008, Endurance Reinsurance Corporation of America completed its redomestication from New York to Delaware and is currently regulated by the Delaware Department of Insurance.
Insurance Holding Company Regulation of Endurance Holdings
Endurance Holdings and Endurance U.S. Holdings Corp., as parent companies of the Company’s U.S. operating companies, are subject to the insurance holding company laws of the States of Delaware and Texas, the states in which the Company’s U.S. operating subsidiaries are organized and domiciled. These laws generally require, among other things, the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system involving the Company’s U.S. operating subsidiaries, including sales, loans, reinsurance agreements, service agreements, dividend payments and certain transactions within the insurance holding company system must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance regulator of the state in which the involved U.S. operating subsidiary is domiciled.

Changes of Control
Before a person can acquire control of a U.S. domestic insurer (or reinsurer), prior written approval must be obtained from the insurance commissioner of the state where the insurer (or reinsurer) is domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state. Prior to granting approval of an application to acquire control of a domestic insurer (or reinsurer), the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquiror, the integrity and management of the acquiror’s Board of Directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Endurance Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of Endurance Holdings’ U.S. operating subsidiaries, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable.
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
State insurance authorities have broad regulatory powers with respect to various aspects of the business of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards (including risk-based capital standards), approval of policy forms and dates, and regulating investments, dividends and transactions between an insurer and its affiliates. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction. State insurance laws and regulations require each of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business; and the operations of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech are subject to examination by those departments at any time. Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In general, such state regulation is for the protection of policyholders rather than shareholders.
Under Delaware and Texas insurance laws, Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech may only pay dividends to their respective parent companies out of earned surplus. In Delaware and Texas, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the applicable state insurance regulator, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.
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
will be subject to the prior approval of the applicable state insurance regulator. Any dividend paid by Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech must first be paid to its parent company. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and American Merchants, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies.

The dividend limitations imposed by Delaware and Texas insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2008, of the Company’s U.S. operating subsidiaries, only American Merchants and ARMtech had earned surplus, and therefore, only American Merchants and ARMtech could declare or distribute a dividend in 2009 without prior regulatory approval.
While the federal government does not directly regulate the insurance business (other than for flood, nuclear and reinsurance of losses from terrorism), federal legislation and administrative policies can affect the insurance industry. The federal government has also undertaken initiatives in several areas that may impact the insurance industry including tort reform, corporate governance and the taxation of insurance companies. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, primarily as respects federal licensing in lieu of state licensing.
Risk-Based Capital Regulations
The insurance laws of Delaware and Texas require that insurers report their risk-based capital (“RBC”) based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The state insurance departments of Delaware and Texas use the formula only as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, agents, brokers and others) and on the state insurance departments as to the use and publication of RBC data. The insurance departments of Delaware and Texas have explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels.
Statutory Accounting Practices
Statutory accounting practices, or “SAP,” are a basis of accounting developed to assist U.S. insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
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
Statutory accounting practices established by the NAIC and adopted, in part, by the Delaware and Texas insurance regulators, determine, among other things, the amount of statutory surplus and statutory net income of Endurance Holdings’ U.S. insurance company subsidiaries and thus determine, in part, the amount of funds they have available to pay dividends to their respective parent companies.
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

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of written premiums which applies to the remaining portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. As stated above, Endurance U.K. and Endurance Bermuda are not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed or non-accredited reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.
We do not believe that Endurance U.K. and Endurance Bermuda are in violation of insurance laws of any jurisdiction in the United States. There can be no assurance however, that inquiries or challenges to Endurance U.K.’s or Endurance Bermuda’s insurance or reinsurance activities will not be raised in the future.
Switzerland
In 2008, Endurance Bermuda established a branch in Zurich, Switzerland named Endurance Specialty Insurance Ltd. Pembroke (Bermuda) Zurich Branch. The Swiss Financial Regulator does not impose additional regulation upon a branch of an authorized reinsurer. On January 1, 2009, the Federal Act on the Swiss Financial Market Supervisory Authority (“FINMA”), which the Swiss Parliament approved in June 2007, went into full legal force. The effect of the Act was to merge three bodies — the Federal Office of Private Insurance, the Swiss Federal Banking Commission and the Anti-Money Laundering Control Authority — into FINMA. Until their merger and incorporation into FINMA, these three authorities retained responsibility for their own areas of activity.
Singapore
In 2008, Endurance Specialty Insurance Ltd., Singapore Branch received regulatory approval from the Monetary Authority of Singapore to operate as a branch insurer in Singapore to transact insurance and reinsurance domestically and internationally. The branch is regulated by the Monetary Authority of Singapore pursuant to The Insurance Act. Endurance Specialty Insurance Ltd., Singapore Branch is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated by ACRA pursuant to The Companies Act.

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
Endurance Bermuda has received written assurance dated December 7, 2001 and Endurance Holdings has received written assurance dated July 18, 2002 from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Endurance Bermuda or Endurance Holdings or to any of their respective operations, shares, debentures or obligations until March 28, 2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Endurance Bermuda or Endurance Holdings in respect of real property or leasehold interests in Bermuda held by them. To date, the Ministry of Finance has given no indication that the Ministry: (i) would not extend the term of the assurance beyond 2016; or (ii) would allow the term of the assurance to expire; or (iii) would change the tax treatment afforded to exempted companies either before or after 2016.
Certain United Kingdom Tax Considerations
Endurance U.K. is a company incorporated in the United Kingdom and is resident in the United Kingdom for United Kingdom corporation tax purposes and will be subject to United Kingdom corporation tax on its worldwide profits. The current rate of United Kingdom corporation tax is generally 28% on profits of whatever description. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K.
Certain United States Federal Income Tax Considerations
The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings and its operating subsidiaries in Bermuda, the United States and the United Kingdom and the ownership of our ordinary shares and Series A Preferred Shares.
This summary is based upon the Code, the regulations promulgated thereunder, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax treaty between the United States and Bermuda (the “Bermuda Treaty”) and the tax treaty between the United States and the United Kingdom (the “U.K. Treaty”), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this Annual Report on Form 10-K. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor’s investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold ordinary shares or Series A Preferred Shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary assumes that an investor will hold our ordinary shares and Series A Preferred Shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares and Series A Preferred Shares under U.S. federal, state, local and other tax laws.
For U.S. federal income tax purposes and for purposes of the following discussion, a “U.S. Person” means (i) a citizen or resident of the United States, (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, or a partnership, or other entity treated as a partnership for U.S federal income tax purposes, in each case created or organized in the United States or under the laws of the United States or of any of its political subdivisions, (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source or (iv) a trust if either (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust or (b) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes. A “Non-U.S. Person” is a nonresident alien individual, or a corporation, estate or trust that is not a U.S. person.

If a partnership owns ordinary shares or Series A Preferred Shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership that owns ordinary shares or Series A Preferred Shares, you should consult your tax advisor.
United States Taxation of Endurance Holdings and its Operating Subsidiaries
We intend to operate Endurance Holdings and its non-U.S. subsidiaries in such a manner that they will not be considered to be conducting business within the United States for purposes of U.S. federal income taxation. Whether business is being conducted in the United States is an inherently factual determination. Because the Code, regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not contend successfully that Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are or will be engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax (at a current maximum rate of 35%), as well as a 30% branch profits tax in certain circumstances, on its income which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation is entitled to deductions and credits only if it timely files a U.S. federal income tax return. Endurance Holdings, Endurance Bermuda and Endurance U.K. intend to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax.
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
Foreign insurance companies that conduct an insurance business within the United States must maintain a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty, either because it fails to satisfy one of the limitations on Bermuda Treaty benefits described above or because Endurance Bermuda is considered to have a U.S. permanent establishment, a significant portion of Endurance Bermuda’s premium and investment income could be subject to U.S. federal income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is not clear whether it applies to other income, such as investment income. Consequently, if Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty, but the Bermuda Treaty is interpreted so as not to apply to investment income, a significant portion of Endurance Bermuda’s investment income could be subject to U.S. federal income tax even if Endurance Bermuda does not maintain a permanent establishment in the United States.
Under the U.K. Treaty, Endurance U.K., if entitled to the benefits of the U.K. Treaty, will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Endurance U.K. intends to conduct its activities in a manner so that it does not have a permanent establishment in the United States, although we cannot predict whether we will achieve this result. Endurance U.K. will be entitled to the benefits of the U.K. Treaty if (i) during at least half of the days in the relevant taxable period, at least 50% of Endurance U.K.’s stock is beneficially owned, directly or indirectly, by citizens or residents of the United States and the United Kingdom, and less than 50% of Endurance U.K.’s gross income for the relevant taxable period is paid or accrued, directly or indirectly, to persons who are not U.S. or U.K. residents in the form of payments that are deductible for purposes of U.K. taxation or (ii) with respect to specific items of income, profit or gain derived from the United States, if such income, profit or gain is considered to be derived in connection with, or incidental to, Endurance U.K.’s business conducted in the United Kingdom.

Foreign corporations not engaged in a trade or business in the United States are nonetheless subject to U.S. withholding tax at a rate of 30% of the gross amount of certain “fixed or determinable annual or periodical gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to reduction by applicable treaties.
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
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and American Merchants are Delaware corporations and ARMtech is a Texas corporation. Each will be subject to taxation in the United States at regular corporate rates. Dividends paid by Endurance U.S. Holdings Corp. to Endurance Bermuda will be subject to U.S. withholding tax at the rate of 30%.
United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares
Shareholders Who Are U.S. Persons
Dividends. Distributions with respect to ordinary shares and Series A Preferred Shares (including the payment of additional amounts, in the case of the Series A Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the “controlled foreign corporation,” “related person insurance income” and “passive foreign investment company” rules. These dividends should constitute “qualified dividend income” as defined in Section 1(h)(11)(B) of the Code and, thus, should be entitled to the 15% preferential federal income tax rate applicable to “qualified dividends” received before January 1, 2011 by certain shareholders (such as individuals), provided that certain holding period requirements are satisfied and certain other conditions are met, and provided further that we are not considered a PFIC.
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
Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation. Each “10% U.S. Shareholder” of a foreign corporation that is a Controlled Foreign Corporation (“CFC”) for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities, in such corporation on the last day, in such year, in which such corporation is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A foreign corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation. A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. The Series A Preferred Shares should not be considered voting stock for purposes of determining whether a U.S. Person would be a “10% U.S. Shareholder” unless and until there exists a Nonpayment Event which triggers the Series A Preferred Shareholders’ right to elect two additional directors to the Board of Directors of Endurance Holdings. In such case, the Series A Preferred Shares should be treated as voting stock for as long as such right continues.
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

RPII Companies. The CFC rules also apply to certain insurance companies that earn “related person insurance income.” For purposes of applying the CFC rules to foreign corporations that earn RPII, a different definition of “controlled foreign corporation,” as discussed below, applies.
RPII is defined as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII Shareholder” of the foreign corporation or a “related person” to such RPII Shareholder. In general, and subject to certain limitations, “insurance income” is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company.
For purposes of the RPII rules, “related person” means someone who controls or is controlled by the RPII Shareholder or someone who is controlled by the same person or persons which control the RPII Shareholder. “Control” is measured by either more than 50% in value or more than 50% in voting power of stock, applying constructive ownership principles. A corporation’s pension plan is ordinarily not a “related person” with respect to the corporation unless the pension plan owns, directly or indirectly through the application of constructive ownership rules, more than 50%, measured by vote or value, of the stock of the corporation.
For purposes of inclusion of Endurance U.K.’s or Endurance Bermuda’s RPII in the income of a RPII Shareholder, to the extent required under the RPII rules, the term “RPII Shareholder” means any U.S. Person who owns, directly or indirectly through foreign entities, any amount (rather than stock possessing 10% or more of the total combined voting power) of Endurance U.K.’s or Endurance Bermuda’s stock. Endurance U.K. or Endurance Bermuda will be treated as a CFC for RPII purposes if such persons collectively own directly, indirectly through foreign entities or by application of the constructive ownership rules 25% or more of the stock of Endurance U.K. or Endurance Bermuda by vote or value.
RPII Exceptions. The special RPII rules do not apply if (i) direct or indirect insureds and persons related to such insureds, whether or not U.S. Persons, own, directly or indirectly, less than 20% of the voting power and less than 20% of the value of the stock of Endurance U.K. or Endurance Bermuda, as applicable (the “20% Ownership Exception”), (ii) RPII, determined on a gross basis, is less than 20% of Endurance U.K.’s or Endurance Bermuda’s gross insurance income for the taxable year, as applicable (the “20% Gross Income Exception”), (iii) Endurance U.K. or Endurance Bermuda elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business and to waive all treaty benefits with respect to RPII and meets certain other requirements or (iv) Endurance U.K. or Endurance Bermuda elects to be treated as a U.S. corporation. Endurance Bermuda and Endurance U.K. intend to operate in a manner that is intended to ensure that each qualifies for the 20% Gross Income Exception. It is possible that neither Endurance Bermuda nor Endurance U.K. will be successful in qualifying under this exception.
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
Dispositions of Ordinary Shares and Series A Preferred Shares. Subject to the discussion below relating to the redemption of Series A Preferred Shares or the potential application of Code section 1248 or the “PFIC” rules, any gain or loss realized by a U.S. Person on the sale or other disposition of ordinary shares or Series A Preferred Shares will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the amount realized upon such sale or exchange and such person’s tax basis in the shares. If the holding period for these shares exceeds one year at the time of the disposition, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and generally will constitute “passive income” for foreign tax credit limitation purposes.
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
Uncertainty as to Application of RPII. Regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes might ultimately be made or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts or otherwise, might have retroactive effect. Accordingly, the meaning of the RPII provisions and their application to Endurance U.K. and Endurance Bermuda is uncertain. These provisions include the grant of authority to the U.S. Treasury to prescribe “such regulations as may be necessary to carry out the purposes of this subsection, including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise.” In addition, there can be no assurance that the IRS will not challenge any determinations by Endurance U.K. or Endurance Bermuda as to the amount, if any, of RPII that should be includible in income or that the amounts of the RPII inclusions will not be subject to adjustment based upon subsequent IRS examination. Prospective investors should consult their tax advisors as to the effects of these uncertainties.
Redemption of Series A Preferred Shares. Subject to the discussion herein relating to the application of the RPII and PFIC rules, under Section 302 of the Code, a redemption of the Series A Preferred Shares will be treated as a dividend to the extent of our current and accumulated earnings and profits, unless such redemption satisfies the tests set forth under Section 302(b) of the Code, which would treat the redemption as a sale or exchange subject to taxation as described above under “Dispositions of Ordinary Shares and Series A Preferred Shares.” A redemption will be treated as a sale or exchange if: (i) it is “substantially disproportionate,” (ii) constitutes a “complete termination of the holder’s stock interest” in us, or (iii) is “not essentially equivalent to a dividend”, each within the meaning of Section 302(b) of the Code. In determining whether any of these tests are satisfied, shares considered to be owned by a U.S. Person by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. Because the determination as to whether any of the alternative tests of Section 302(b) of the Code is satisfied with respect to a particular holder of the Series A Preferred Shares will depend on the facts and circumstances as of the time the determination is made, U.S. shareholders should consult their tax advisors, at such time, to determine their tax treatment in light of their particular circumstances.

Passive Foreign Investment Companies. In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes “passive income” or (ii) 50% or more of its assets produce passive income.
If Endurance Holdings were characterized as a PFIC during a given year, U.S. Persons owning ordinary shares or Series A Preferred Shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an “excess distribution” with respect to, their shares, unless such shareholders made a “qualified electing fund election” or “mark-to-market” election. It is uncertain that Endurance Holdings would be able to provide its shareholders with the information necessary for a U.S. Person to make the elections. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxed in equal portions at the highest applicable tax rate on ordinary income throughout the shareholder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period.
For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions, however, contain an express exception for income derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business.
This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Endurance Holdings expects for purposes of the PFIC rules that each of Endurance U.K. and Endurance Bermuda will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business. Accordingly, neither expects to be treated as a PFIC for U.S. federal income tax purposes. There can be no assurances, however, that this will be the case. The PFIC statutory provisions contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received “directly its proportionate share of the income . . .” and as if it “held its proportionate share of the assets . . .” of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule Endurance Holdings should be deemed to own the assets and to have received the income of its insurance subsidiaries directly for purposes of determining whether it qualifies for the insurance exception. Consequently, Endurance Holdings does not expect to be treated as a PFIC for U.S. federal income tax purposes. This interpretation of the look-through rule is consistent with the legislative intention generally to exclude bona fide insurance companies from the application of PFIC provision. There can be no assurance, however, that the IRS will not challenge this position or that a court will not sustain such challenge. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.
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
Shareholders Who Are Non-U.S. Persons
Dividends and Disposition. In general (and subject to the discussion below under “Information Reporting and Backup Withholding”), a Non-U.S. Person will not be subject to U.S. federal income or withholding tax with respect to payments of dividends on, or gain upon the disposition of, our ordinary shares or Series A Preferred Shares unless (i) the dividends or gain is effectively connected with the conduct by the Non-U.S. Person of a trade or business in the United States or (ii) in the case of gain upon the disposition of shares, the Non-U.S. Person is an individual who is present in the United States for 183 days or more in the taxable year and certain other conditions are met. Nonresident alien individuals will not be subject to U.S. estate tax with respect to our ordinary shares or Series A Preferred Shares.

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
AVAILABLE INFORMATION
General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Investment, Nominating and Corporate Governance and Underwriting Committees of our Board of Directors, can be found at www.endurance.bm. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission (the “SEC”). Any of the above referenced documents can also be obtained in print, free of charge, by contacting the Secretary at Endurance Specialty Holdings Ltd., Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.
Item 1B. Unresolved Staff Comments
The Company had no outstanding, unresolved comments from the SEC staff at December 31, 2008.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2008, please see Note 12 - “Commitments and Contingencies” of our Audited Consolidated Financial Statements.
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
Our ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “ENH.” The following table sets forth, for the fiscal quarters and periods indicated, the high and low sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low

2008
First quarter	$42.29	$36.26
Second quarter	$38.85	$30.79
Third quarter	$36.00	$26.73
Fourth quarter	$31.53	$20.00

2007
First quarter	$36.68	$33.35
Second quarter	$41.22	$35.08
Third quarter	$41.99	$36.94
Fourth quarter	$43.20	$37.60
Number of Holders of Ordinary Shares
The approximate number of record holders of our ordinary shares as of February 20, 2009 was 100, not including beneficial owners of shares registered in nominee or street name.
Dividends
We paid a quarterly dividend of $0.25 per ordinary share in each of the four quarters of 2008 and 2007. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.
Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2008, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $737 million. During 2008, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends. Endurance U.K. is currently completing statutory income (loss) statements for the year ended December 31, 2008. The Company does not expect Endurance U.K. to have material dividend capacity in 2009. As of December 31, 2008, Endurance U.S. Reinsurance, Endurance American, and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2009 without prior regulatory approval. As of December 31, 2008, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay $5.7 million and $3.5 million of dividends, respectively, without prior regulatory approval.
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

For a description of working capital restrictions and other limitations upon the payment of dividends, see “Item 1. Business — Regulatory Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” “Item 8. Financial Statements and Supplementary Data” and Note 18 to the Company’s Audited Consolidated Financial Statements.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (1)(2)	Plans or Programs (1)(2)
October 1 – October 31, 2008	676,319	$25.89	676,319	5,586,727
November 1 – November 30, 2008	21,405	$29.92	21,405	5,565,322
December 1 – December 31, 2008	—	—	—	5,565,322

	697,724	$26.01	697,724

(1)	Ordinary shares or share equivalents.

(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. On February 26, 2009, the Company extended the share repurchase program until May 13, 2011. Under this program, the Company may repurchase up to a total of 18,000,000 of its ordinary shares and share equivalents. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.
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
We derived the following selected consolidated financial information for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.
You should read the following selected consolidated financial information along with the information contained in the Company’s Annual Report on Form 10-K, including ''Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31,	2008	2007	2006	2005	2004
	(U.S. dollars in thousands, except for per share amounts)
Selected Income Statement Data:
Gross premiums written	$2,246,420	$1,781,115	$1,789,642	$1,668,877	$1,711,357
Net premiums written	1,784,290	1,574,975	1,585,564	1,619,349	1,697,020
Net premiums earned	1,766,485	1,594,800	1,638,574	1,723,694	1,632,600
Net investment income	130,176	281,276	257,449	180,451	122,059
Net realized investment (losses) gains	(57,366)	(18,302)	(20,342)	(8,244)	6,130
Net losses and loss expenses	1,135,431	749,081	827,630	1,650,943	937,330
Acquisition expenses	299,913	307,576	317,489	331,309	329,784
General and administrative expenses	216,365	217,269	190,373	146,419	133,725
Net income (loss)	98,624	521,107	498,126	(220,484)	355,584
Preferred Dividends	15,500	15,500	15,500	2,720	—
Net income (loss) available (attributable) to common shareholders	83,124	505,607	482,626	(223,204)	355,584
Per Share Data:
Dividends declared and paid per common share	$1.00	$1.00	$1.00	$1.00	$0.81
Basic earnings (loss) per common share	$1.44	$7.82	$7.26	$(3.60)	$5.66
Diluted earnings (loss) per common share	$1.32	$7.17	$6.73	$(3.60)	$5.28
Weighted average number of common shares outstanding:
Basic	57,756	64,697	66,436	62,029	62,781
Diluted	62,795	70,540	71,755	62,029	67,283

As of December 31,	2008	2007	2006	2005	2004
	(U.S. dollars in thousands)
Selected Balance Sheet Data:
Cash and investments	$5,358,087	$5,586,189	$5,515,044	$4,953,237	$3,940,353
Total assets	7,272,470	7,271,153	6,925,554	6,348,407	5,224,398
Reserve for losses and loss expenses	3,235,456	2,892,224	2,701,686	2,603,590	1,549,661
Reserve for unearned premiums	885,488	855,085	843,202	803,629	897,605
Debt	447,468	448,753	447,172	447,092	391,280
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	8,000	—
Total shareholders’ equity	2,207,283	2,512,259	2,297,874	1,872,543	1,862,455
Per Share Data:
Book value per common share (a)	$35.76	$38.94	$31.45	$25.18	$30.30
Diluted book value per common share (b)	$33.06	$35.05	$28.87	$23.17	$27.91
Selected Ratios (based on U.S. GAAP income statement data):

For the years ended December 31,	2008	2007	2006
Net loss ratio (c)	64.3%	47.0%	50.5%
Acquisition expense ratio (d)	17.0%	19.3%	19.4%
General and administrative expense ratio (e)	12.2%	13.6%	11.6%

Combined ratio (f)	93.5%	79.9%	81.5%

(a)	Book value per share is a non-GAAP measure based on total shareholders’ equity, less the $200 million redemption value of the Series A preferred stock, divided by basic common shares outstanding of 56,127,552 at December 31, 2008, 59,383,755 at December 31, 2007, 66,701,712 at December 31, 2006, 66,412,937 at December 31, 2005, and 61,472,808 at December 31, 2004. Common shares outstanding include 58,311 vested restricted share units for purposes of the December 31, 2008, 138,756 at December 31, 2007, 221,331 at December 31, 2006, 274,036 at December 31, 2005 and 217,816 at December 31, 2004 book value per share calculation.

(b)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity, less the $200 million redemption value of the Series A preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 60,718,312 at December 31, 2008, 65,978,030 at December 31, 2007, 72,654,109 at December 31, 2006, 72,172,980 at December 31, 2005, and 66,729,185 at December 31, 2004. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

(c)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(e)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(f)	The combined ratio is the sum of the loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.
Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has seven wholly-owned operating subsidiaries:
•	Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), domiciled in Bermuda with branch offices in Zurich and Singapore;
•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;
•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;
•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;
•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;
•	American Merchants Casualty Company (“American Merchants”), domiciled in Delaware; and
•	American Agri-Business Insurance Company, managed by ARMtech Insurance Services, Inc. (collectively “ARMtech”), both domiciled in Texas.
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

Business and Accounting Factors
The Company’s results of operations are affected by the following business and accounting factors:
Revenues. The Company derives its revenues primarily from premiums from its insurance policies and reinsurance contracts. The premiums the Company charges for the risks assumed are priced based on many assumptions and are a function of the amount and type of policies and contracts the Company writes as well as prevailing market prices, and in the case of agricultural insurance contracts, federally mandated pricing. The Company prices these risks before its ultimate costs are known, which may extend many years into the future.
The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short term investments and preferred equity securities that are held as available for sale. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), these investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.
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
Marketplace Conditions and Trends. In general, at the end of 2008, we believe operating conditions continue to be competitive. In certain catastrophe-exposed classes of property business, we experienced a pricing environment that was flat to slightly upward; however, for the remaining insurance and reinsurance lines of property and casualty business we experienced downward pricing driven largely by relatively high levels of underwriting capacity and competition driven by distressed insurers. We continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.
In 2009, we believe the following two primary influences may affect the market for our insurance and reinsurance products — continuing unsettled and deteriorating global economic conditions and the financial condition of certain of our competitors. The United States and other markets around the world have been experiencing worsening economic conditions, including substantial and continuing disruptions to financial market and asset valuations. These dislocations in the investment markets have in turn eroded capital and surplus positions of many of our competitors, in places limiting their ability to compete effectively for business. We believe these two factors have and will continue to contribute to changes in market conditions within both the reinsurance and insurance market places.
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
If factors such as those described in the “Risk Factors” section in this Annual Report on Form 10-K cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on the Company’s results of operations and financial condition and liquidity.
Management believes that the following critical accounting policies affect significant estimates used in the preparation of its consolidated financial statements.
Premiums. The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies are written on a losses occurring or claims made basis during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured basis adjusts. Accordingly, we monitor the underlying insured basis and record additional or return premiums in the period in which amounts are reasonably determinable. Insurance premiums written accounted for 63%, 42%, and 32% of the Company’s gross premiums written during the years ended December 31, 2008, 2007, and 2006, respectively.
The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the terms of the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 19%, 32%, and 33% of the Company’s gross premiums written during the years ended December 31, 2008, 2007, and 2006, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 18%, 26%, and 35% of the Company’s gross premiums written during the years ended December 31, 2008, 2007, and 2006, respectively.
In addition to determining the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 23%, 31%, and 36% of the Company’s gross premiums written during the years ended December 31, 2008, 2007, and 2006, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to ceding company estimates, the Company also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:
•	the ceding company’s historical premium versus projected premium;
•	the ceding company’s history of providing accurate estimates;
•	anticipated changes in the marketplace and the ceding company’s competitive position therein;
•	reported premiums to date; and
•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.

Proportional reinsurance contracts accounted for approximately 14%, 27%, and 32% of the Company’s gross premiums written during the years ended December 31, 2008, 2007, and 2006, respectively.
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
The Company’s limited historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 10% variation in the Company’s proportional premiums receivable, net as of December 31, 2008, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $2.0 million on the Company’s net income (loss).
The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheet as of December 31, 2008 and 2007:

					Surety and
					Other
Classes of Coverages	Casualty	Property	Agriculture	Aerospace	Specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2008
Proportional premiums receivable, net	$44,600	$53,200	$11,800	$22,500	$44,800	$176,900

As of December 31, 2007
Proportional premiums receivable, net	$48,500	$52,500	$105,600	$24,700	$43,200	$274,500

A portion of the Company’s assumed proportional reinsurance agreements contain occurrence limitations or loss sensitive provisions, such as adjustable or sliding scale commissions, that may impact the ultimate amounts paid to or received from ceding companies based on loss experience. In some loss scenarios, these features would result in the ceding company’s results not being proportional to the Company’s results from the proportional agreement, and such differences may be meaningful. The Company evaluates these contracts on an individual basis in accordance with the provisions of Statement of Financial Accounting Standards No. 113 — ''Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (''SFAS No. 113’’).
For the year ended December 31, 2008, the Company entered into a small number of reinsurance contracts that did not fall within the criteria for reinsurance accounting under SFAS No. 113. The Company has accounted for these contracts by the deposit method of accounting specified by Statement of Position 98-7 — ''Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.’’ Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses. Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net other underwriting income (loss) over the estimated claim settlement period while income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as net other underwriting income (loss) over the contract risk period.

Although management has determined that accounting for these contracts as deposits is the most appropriate treatment, the Company considers the risk of loss resulting from any one of these contracts to be more than remote, and such loss could be material. For the years ended December 31, 2008, 2007, and 2006, the Company recorded deposit accounting adjustments to gross premiums written of $5.1 million, $28.6 million, and $159.0 million, respectively, associated with contracts not qualifying for reinsurance accounting treatment as noted above.
Reserve for Losses and Loss Expenses. The Company’s reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as “IBNR reserves”). Case reserves are established for losses that have been reported to us, but not yet paid. IBNR reserves represent the estimated ultimate cost of events or conditions that have not been reported to or specifically identified by the Company, but have occurred. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds and consultations with independent legal counsel. In addition, IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate losses and loss expenses.
Under U.S. GAAP, the Company is not permitted to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding companies or insureds as a result of the event, its estimate of the potential losses incurred, and its estimate of the portion of such loss the Company has insured or reinsured. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial. See ''Reserve for Losses and Loss Expenses’’ below for further discussion.
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

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. As the Company has accumulated its own loss reserve history, it has determined it is more appropriate to incorporate the Company’s actual loss experience. As of 2006, the Company determined that its own loss development history in relation to its short tail and other lines of business had reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of buinsess. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the short tail and other lines of business in its Reinsurance and Insurance segments for the year ended December 31, 2008. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves for its long tail and certain other lines of business in both its Insurance and Reinsurance segments.
Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2008 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:
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

The inherent uncertainty of estimating the Company’s loss and loss expense reserves for its Reinsurance segment increases principally due to:
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
In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2008, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2008, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.
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

The Company’s estimates of reserves for losses and loss expenses can also change over time because of changes in internal company operations, such as:
•	alterations in claims handling procedures;
•	growth in new lines of business where exposure and loss development patterns are not well established; or
•	changes in the quality of risk selection or pricing in the underwriting process.
Due to the inherent complexity of the assumptions used in establishing the Company’s loss and loss expense reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future. For an illustration of the effect of a 10% change in the Company’s two key inputs used in determining its loss and loss expense reserves - the expected loss ratio and the expected loss reporting pattern — please see “Reserve for Losses and Loss Expenses” below.
Investments. The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive (loss) income. The Company determines the fair value of its fixed income investments in accordance with Statement of Financial Accounting Standards (“SFAS No. 157”), which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes three levels as follows:
Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Quoted prices for similar assets in markets that are active, quoted prices for identical or similar assets in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The adoption of SFAS No. 157 by the Company did not materially change the Company’s valuation of its available for sale investments. For further discussion of SFAS No. 157, see Note 4 of the notes to the audited consolidated financial statements contained herein.
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income investments. The Company obtains multiple prices for its securities where available. Pricing sources used by management in pricing the Company’s fixed income investments at December 31, 2008 were as follows:

Pricing services	19.6%
Index providers	60.1%
Broker/dealers	20.3%
Pricing Services. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, tow-side markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2008, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.

Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2008, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.
As described above, independent pricing services, index providers and broker/dealers have their own proprietary method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and have a material effect on the estimated fair values of the Company’s securities. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:
(i)	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

(ii)	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

(iii)	comparing the fair value estimates to its knowledge of the current market.
Based on the above review, the Company will challenge any prices for a security or portfolio, which are considered not to be representative of fair value.
The Company’s available for sale investments are comprised of a variety of different securities, which are leveled based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities are generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government treasury securities, corporate debt, U.S. agency and non-agency mortgage-backed securities, asset-backed securities, short term investments and preferred equity securities generally incorporate significant Level 2 inputs using the market and income approach techniques.
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
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Financial Statement of Position 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company periodically reviews its fixed income investments, to determine whether a decline in the fair value below the amortized cost basis is other-than-temporary. The Company considers a fixed income investment to be a candidate for further analysis if it meets any of the following thresholds or criteria:
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
If such a decline in the fair value is judged to be other-than-temporary, the Company writes down the investment to fair value, thereby establishing a new cost basis. The amount of the write-down is charged to income as a realized loss. The new cost basis is not changed for subsequent recoveries in fair value. In light of the significant market volatility and lack of liquidity, the number of fixed income investments that have met the thresholds described above and become candidates for further other-than-temporary impairment analysis has increased. Although the Company has maintained its analysis thresholds, management has seen an increase in the number of instances in which subjective management judgment must be utilized in assessing other-than-temporary impairments.
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
Deferred Tax Assets. We provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and Financial Interpretation No. 48, “Accounting for Uncertain Tax Positions” for Endurance Reinsurance, Endurance American, Endurance American Specialty, American Merchants, ARMtech and Endurance U.K., which are our subsidiaries operating in income tax paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.
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
Recent Accounting Pronouncements. See note 2(q), “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes accompanying our audited consolidated financial statements.
Results of Operations
Years Ended December 31, 2008, 2007 and 2006
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,246,420	$1,781,115	$1,789,642
Ceded premiums written	(462,130)	(206,140)	(204,078)

Net premiums written	1,784,290	1,574,975	1,585,564

Net premiums earned	1,766,485	1,594,800	1,638,574
Net investment income	130,176	281,276	257,449
Net realized investment losses	(57,366)	(18,302)	(20,342)
Other underwriting (loss) income	(3,973)	1,602	1,390

Total revenues	$1,835,322	$1,859,376	$1,877,071

Expenses
Net losses and loss expenses	$1,135,431	$749,081	$827,630
Acquisition expenses	299,913	307,576	317,489
General and administrative expenses	216,365	217,269	190,373
Amortization of intangibles	10,675	5,286	4,600
Net foreign exchange losses (gains)	53,704	7,970	(21,021)
Interest expense	30,171	30,125	30,041
Income tax (benefit) expense	(9,561)	20,962	29,833

Total expenses	$1,736,698	$1,338,269	$1,378,945

Net income	$98,624	$521,107	$498,126

Ratios
Net loss ratio	64.3%	47.0%	50.5%
Acquisition expense ratio	17.0%	19.3%	19.4%
General and administrative expense ratio	12.2%	13.6%	11.6%

Combined ratio	93.5%	79.9%	81.5%

Premiums
Gross premiums written increased in 2008 compared to 2007 primarily due to growth in the Company’s Insurance segment driven by increases in the agriculture line from premiums written by ARMtech, which was acquired at the end of 2007. Partially offsetting this increase was a decline in gross premiums written in the Reinsurance segment due to a variety of factors, including the Company’s non-renewal of business which did not meet its underwriting requirements, rate reductions, increased client retentions and the absence of positive premium adjustments. Gross premiums written decreased slightly in 2007 compared to 2006 primarily due to declines in the Company’s Reinsurance segment partially offset by growth in the Company’s Insurance segment.

Ceded premiums written increased in 2008 from 2007 and 2006 with the continued expansion of the Company’s Insurance segment. The increases in premiums ceded in 2008 primarily related to the Insurance segment’s agriculture line which cedes significant premiums to the U.S. government through a federally sponsored crop reinsurance program.
Net premiums earned increased in 2008 compared to 2007 due to growth in net premiums written by the Insurance segment. Net premiums earned declined in 2007 compared to 2006 consistent with declines in premiums written year over year.
The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(U.S. dollars in thousands)
United States	$1,769,437	$1,273,432	$1,217,321
Worldwide	276,957	301,650	462,731
Europe	142,061	160,786	186,704
Japan	17,839	18,110	19,505
Canada	15,555	14,152	15,087
Other	29,662	41,540	47,286
Deposit Accounting (1)	(5,091)	(28,555)	(158,992)

Total gross premiums written	$2,246,420	$1,781,115	$1,789,642

(1)	Reconciles the Company’s gross premiums written to the Company’s financial statement presentation.
Net Investment Income
Net investment income decreased in 2008 compared to 2007 and 2006 principally due to net mark to market losses on alternative investments and high yield loan funds, included in other investments, of $111.6 million as compared to a gain of $21.3 million in 2007 and a gain of $29.1 million in 2006. Cash and cash equivalents and investments have decreased 4.1% from 2007 and 2.8% from 2006. The decrease in cash and cash equivalents and investments during 2008 resulted from declines in market valuations of investments and share repurchases, partially offset by positive net operating cash flows throughout 2008. Investment expenses, including investment management fees, for 2008 were $10.3 million compared to $9.5 million in 2007, and compared to $8.2 million in 2006. The increase in investment expenses was as a result of a shift in the composition of the investment portfolio during 2008 and increased monitoring activity conducted throughout the year.
The annualized net earned yield, total return of the investment portfolio for the years ended December 31, 2008, 2007 and 2006 and market yield and portfolio duration as of December 31, 2008 and 2007 were as follows:

	2008	2007	2006
Annualized net earned yield (1)	2.35%	5.06%	4.88%
Total return on investment portfolio (2)	-3.40%	6.57%	5.58%
Market yield (3)	5.14%	5.03%	5.33%
Portfolio duration (4)	2.28	2.87	2.55

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed income securities held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed income securities held by the Company’s investment managers.

During 2008, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 250 basis points range, with a high of 3.76% and a low of 1.26%. Investment grade corporate and agency structured security spreads widened approximately 401 and 38 basis points, respectively, during the year ended December 31, 2008. Trading activity in the Company’s portfolio was aimed at reducing risk by increasing the allocation to cash and short term securities and government bonds, reducing exposure to mortgages and asset-backed securities and corporate bonds while emphasizing credit protection in structured securities. The duration of the fixed income portfolio at December 31, 2008 has decreased compared to December 31, 2007 primarily due to the sale of longer duration government bonds, asset-backed securities, mortgage-backed securities and corporates and subsequent reinvestment in short duration government securities and cash and cash equivalents.
Net Realized Investment Gains (Losses)
Our investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains or losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for the year ended December 31, 2008 were $3,142.8 million compared to $3,112.8 million for the year ended December 31, 2007. Realized investment gains or losses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(U.S. dollars in thousands)

Gross realized gains	$48,511	$11,658	$5,829

Gross realized losses excluding other-than-temporary impairments	(23,742)	(12,630)	(12,807)

Other-than-temporary impairment losses	(82,135)	(17,330)	(13,364)

Net realized investment losses	$(57,366)	$(18,302)	$(20,342)

During 2008, 2007 and 2006, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered how long the securities had been in a loss position, the expected maturity of the investments, the significance of the decline, the financial condition of the issuer, on the security’s structure and ability to continue to pay interest and return principal upon maturity or via prepayments and the Company’s intent and ability to hold such investments for a period of time sufficient for the recovery of value. For a more detailed description of the Company’s investment accounting policy, see “Application of Critical Accounting Estimates — Investments “ above. As a result of each review, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The unrealized loss position of these securities was principally a result of credit spread widening and deterioration of global economic conditions. Consequently, the book value of such securities was written down to fair value, and the Company recognized a realized loss on these securities.
As of December 31, 2008, the Company continued to maintain an investment portfolio with an average credit rating of AAA. The Company’s investment portfolio consists of both mortgage-backed and asset-backed securities, which comprised 43.7% of total invested assets, including pending securities transactions, fixed income investments, short term investments, preferred equity securities, cash and cash equivalents and other investments, at December 31, 2008. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At December 31, 2008, the Company’s portfolio held no sub-prime mortgage exposure and the Company’s Alt-A exposure represented 2% of the Company’s fixed income investments. Of the Company’s Alt-A exposure, 84.7% are fixed rate securities. There were no significant changes to the credit ratings of the Company’s securities in 2008. However, the Company has experienced material downgrades of securities within its fixed income portfolio in early 2009 and may experience further write downs throughout 2009.

Net Foreign Exchange Losses
During 2008, the Company revalued its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $53.7 million compared to $8.0 million for 2007 and gains of $21.0 million for 2006. The current year net foreign exchange losses resulted from the strengthening of the U.S. dollar and weakening of the U.K. Pound Sterling compared to other currencies during 2008. The Company had offsetting net unrealized foreign exchange gains of $54.8 million (2007 — $10.8 million, 2006 — losses of $12.2 million) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding (losses) gains on investments within other comprehensive (loss) income.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For 2008, the Company’s net loss ratio was adversely impacted by losses from Hurricanes Gustav and Ike compared to 2007 and 2006, which benefited from the absence of major catastrophes. The Company recorded losses, net of reinstatement premiums, related to Hurricanes Gustav and Ike during 2008 of $148.0 million primarily in the Reinsurance segment. Losses from Hurricanes Gustav and Ike added 8.9 percentage points to the Company’s net loss ratio for 2008. In addition, decreased commodity prices for certain agriculture products, severe weather and worse than expected growing conditions for major crops in the U.S. adversely impacted the agriculture line of the Insurance segment.
Partially offsetting the adverse impact of the hurricanes in 2008 was loss emergence related to prior accident years that was lower than expected, resulting in the reserves held by the Company for those accident years being moderately redundant. During 2008, 2007 and 2006, the Company’s previously estimated ultimate losses for prior accident years were reduced by $156.5 million, $159.4 million and $57.7 million, respectively. The overall net reduction in the Company’s estimated losses for prior accident years experienced in 2008 was primarily in the Company’s short tail, long tail and other lines of both the Insurance and Reinsurance segments.
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
Acquisition Expenses
The decrease in the acquisition expense ratio for 2008 compared to 2007 and 2006 was due to the increase in Insurance segment agriculture premiums written, which typically have lower acquisition costs.
General and Administrative Expenses
The Company’s general and administrative expense ratio for 2008 decreased as compared to 2007 and increased from 2006. The decrease in the general and administrative expense ratio for 2008 as compared to 2007 principally resulted from more premiums earned in the Insurance segments’ agriculture line, which benefits from third party expense reimbursements. At December 31, 2008, the Company had a total of 781 employees as compared to 709 employees at December 31, 2007 and 481 employees at December 31, 2006.
Net Income
The Company produced net income of $98.6 million in 2008 compared to $521.1 million in 2007 and $498.1 million in 2006. The decrease in net income for 2008 compared to 2007 and 2006 was primarily due to losses and loss expenses recorded for Hurricanes Gustav and Ike, a decline in net investment income from mark to market reductions in the value of the Company’s alternative investments and high yield loan funds, increased realized losses from investments and higher foreign exchange losses.
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
Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,426,366	$741,556	$576,745
Ceded premiums written	(445,768)	(189,586)	(160,108)

Net premiums written	980,598	551,970	416,637

Net premiums earned	920,389	502,082	371,762

Expenses
Net losses and loss expenses	681,735	290,213	252,310
Acquisition expenses	103,783	72,044	32,528
General and administrative expenses	103,211	89,996	49,524

	888,729	452,253	334,362

Underwriting income	$31,660	$49,829	$37,400

Ratios
Net loss ratio	74.1%	57.8%	67.9%
Acquisition expense ratio	11.3%	14.4%	8.7%
General and administrative expense ratio	11.2%	17.9%	13.3%

Combined ratio	96.6%	90.1%	89.9%

Premiums. Net premiums written in the Insurance segment increased in 2008 by 77.7% over 2007 and 135.4% over 2006 net premiums written. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Property	$159,408	$98,012	$134,161	$47,905	$173,292	$61,290
Casualty	120,867	86,610	125,124	77,188	128,933	89,817
Healthcare Liability	80,692	80,002	92,361	92,361	106,988	106,988
Workers’ Compensation	232,828	215,848	262,228	238,369	93,779	86,867
Agriculture	690,318	380,699	42,242	21,115	—	—
Professional Lines	142,253	119,427	85,440	75,032	73,753	71,675

Total	$1,426,366	$980,598	$741,556	$551,970	$576,745	$416,637

The increase in the Insurance segment net premiums written in 2008 compared to 2007, and 2007 compared to 2006 was largely driven by the addition of $359.6 million and $21.1 million, respectively of net agricultural premiums written by ARMtech, which was acquired in the fourth quarter of 2007. In addition, compared to 2007 and 2006, the Company wrote and retained more professional lines premiums from new business written by the Company’s U.S. insurance operations in 2008. The Company also experienced growth in the property line for 2008 compared to 2007. Growth in the Insurance segment net premiums written in 2008 was partially offset by declines in premiums of $22.5 million related the Company’s worker’s compensation line of business. Partially offsetting the growth in the Insurance segment net premiums written was a decline in the healthcare liability line of business for 2008 as compared to 2007 and 2006. Based on current pricing considerations and increased competition, the Company expects to cease underwriting new business in its workers compensation line as of February 2009. In addition, as of February 2009, the Company entered into a renewal rights transaction for the sale of the property insurance previously operated from Endurance U.K. For the full year of 2008, this line generated $38.7 million of net premiums written that will no longer be written by the Company.
Ceded premiums written by the Company in the Insurance segment increased in 2008 compared to 2007 and 2006 because of increased cessions to third party reinsurers associated with increased gross premiums written, principally in the agriculture line of business. The majority of premiums ceded by the agriculture line of business were to the U.S. government through a federally sponsored crop reinsurance program.
Net premiums earned by the Company in the Insurance segment in 2008 increased compared to 2007 and 2006 due to the increase in agriculture premiums written during 2008 as a result of the acquisition of ARMtech at the end of 2007.
Net Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment in 2008 compared to 2007 and 2006 reflected losses recorded in relation to the Company’s agriculture line. The Company’s agriculture line was adversely impacted by significant declines in commodity prices for certain agricultural products and severe weather that led to worse than expected growing conditions for major crops in the U.S. during 2008. In general, the Company expects higher levels of attritional losses in the agriculture line compared to other lines of business, resulting in higher initial expected loss ratios as the agriculture line contributes a greater amount of premiums to the Insurance segment.
Partially offsetting the impact of the losses in the agriculture line was favorable prior year loss reserve development recorded for 2008. Prior year loss reserves were reduced in 2008 by $71.0 million as compared to reductions of $80.4 million and $54.4 million for the years ended December 31, 2007 and 2006. Of the lines of business in the Company’s Insurance segment, both the short tail property, long tail healthcare liability and other agriculture lines experienced net reductions in the Company’s estimated losses for prior accident years in 2008 as claims have not materialized as originally estimated by the company. In addition, the Company recorded favorable loss emergence on its agriculture line.
Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment decreased in 2008 as compared to 2007 primarily due to increases in agriculture premiums written and earned. Acquisition costs in the agriculture line were offset in 2008 by third party commissions received.
General and Administrative Expenses. The decrease in the general and administrative expense ratio in the Insurance segment in 2008 as compared to 2007 and 2006, resulted from increases in agriculture premiums written and earned for which general and administrative expenses were reduced by third party expense reimbursements.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$825,145	$1,068,114	$1,371,889
Ceded premiums written	(16,362)	(16,554)	(43,970)

Net premiums written	808,783	1,051,560	1,327,919

Net premiums earned	855,072	1,159,261	1,447,167

Expenses
Net losses and loss expenses	459,413	502,804	696,962
Acquisition expenses	204,912	255,091	341,194
General and administrative expenses	113,154	127,273	140,849

	777,479	885,168	1,179,005

Underwriting income (loss)	$77,593	$274,093	$268,162

Ratios
Loss ratio	53.7%	43.4%	48.2%
Acquisition expense ratio	24.0%	22.0%	23.6%
General and administrative expense ratio	13.2%	11.0%	9.7%

Combined ratio	90.9%	76.4%	81.5%

Premiums. Gross premiums written in the Reinsurance segment decreased in 2008 by 22.7% over 2007 and 39.9% over 2006 gross premiums written. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2008, 2007 and 2006 were as follows:
Lines of Business

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Casualty	$162,453	$163,487	$201,032	$200,385	$400,111	$396,663
Property	195,849	195,822	228,796	230,211	318,883	310,795
Catastrophe	315,262	302,070	345,187	332,428	291,755	270,126
Agriculture	21,483	21,011	131,325	129,337	107,104	106,262
Aerospace and Marine	81,334	77,804	92,882	90,613	180,203	173,586
Surety and Other Specialty	48,764	48,589	68,892	68,586	73,833	70,487

Total	$825,145	$808,783	$1,068,114	$1,051,560	$1,371,889	$1,327,919

The decrease in 2008 gross premiums written as compared to 2007 and 2006 was primarily due to declines in agriculture premiums written. Agriculture premiums written declined in 2008 due to expected attrition stemming from the Company’s acquisition of ARMtech within the Insurance segment in December of 2007. Declines in the Company’s other reinsurance business lines resulted from non-renewal of contracts that no longer met the Company’s underwriting standards, changes in client retentions, rate reductions and reduced positive premium adjustments.

Ceded premiums written by the Company in the Reinsurance segment during 2008 compared to 2007 was relatively consistent. In addition during 2008, the Company’s $235 million multi-year, collateralized catastrophe reinsurance protection purchased in 2006 expired. Ceded premiums written by the Company in the Reinsurance segment decreased in 2007 as compared to 2006 as the Company did not renew certain industry loss warranties purchased in 2006.
Net premiums earned by the Company in 2008 in the Reinsurance segment decreased compared to 2007 and 2006 due to the lower levels of total premiums written.
Net losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for 2008 increased as a result of losses recorded in relation to Hurricanes Gustav and Ike as compared to the low level of catastrophic loss activity, in particular outside of Europe, in 2007 and 2006. In 2008, the Company recorded combined losses, net of reinstatement premiums, of approximately $148 million due to Hurricanes Gustav and Ike, which added 18.9 percentage points to the net loss ratio as compared to 2007, which was impacted by $33.9 million of net losses or 3.2 net loss ratio points due to European Windstorm Kyrill.
In each year, the Company experienced favorable loss reserve development from prior years in its Reinsurance segment, with the majority of the current year favorable loss reserve development emanating from this segment’s short tail catastrophe, other tail agriculture and long tail casualty lines. During 2008, 2007 and 2006, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $88.6 million, $74.4 million and $5.0 million, respectively. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment increased for 2008 as compared to 2007 and 2006 due to decreases in premiums earned within the catastrophe and agriculture lines which typically have lower associated acquisition expenses as compared to other property and casualty lines, which are often written on a quota share basis.
General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in 2008 as compared to 2007 and 2006 increased as a result of lower premiums earned.
Deposit Accounting
For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$(5,091)	$(28,555)	$(158,992)

Net premiums written	(5,091)	(28,555)	(158,992)

Net premiums earned	(8,976)	(66,543)	(180,355)
Other underwriting income (loss)	(3,973)	1,602	1,390

Total revenues	(12,949)	(64,941)	(178,965)

Expenses
Losses and loss expenses	(5,717)	(43,936)	(121,642)
Acquisition expenses	(8,782)	(19,559)	(56,233)
General and administrative expenses	—	—	—

	(14,499)	(63,495)	(177,875)

Underwriting income (loss)	$1,550	$(1,446)	$(1,090)

During the years ended December 31, 2008, 2007 and 2006, the Company realized $5.1 million, $28.6 million and $159.0 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although they have a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.
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
The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to income before income taxes for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
	(U.S. dollars in thousands)
Total underwriting income	$110,803	$322,476	$304,472
Net investment income	130,176	281,276	257,449
Net foreign exchange (losses) gains	(53,704)	(7,970)	21,021
Net realized investment losses	(57,366)	(18,302)	(20,342)
Amortization of intangibles	(10,675)	(5,286)	(4,600)
Interest expense	(30,171)	(30,125)	(30,041)

Income before income taxes	$89,063	$542,069	$527,959

Significant Transaction
On December 7, 2007, Endurance Holdings’ U.S. based holding company acquired all outstanding stock of ARMtech and its affiliates. The base purchase price was $120 million, plus additional amounts as determined in accordance with the terms of the purchase agreement. During 2008, the Company paid an additional $3.2 million in settlement of its obligations under the purchase agreement with ARMtech. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program. The Company recorded total goodwill and other intangible assets of $45.2 million and $96.7 million, respectively, related to certain licenses, internally developed software, non-compete agreements and customer relationships.
Liquidity and Capital Resources
Liquidity
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its common shares and Series A Preferred Shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech to Endurance Holdings, which are described in more detail below.
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2008, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $737 million without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and American Merchants are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2008, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2009 without the prior approval of the applicable insurance regulator. At December 31, 2008, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.7 million and $3.5 million, respectively, without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and American Merchants would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements imposed no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2008, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets.The Company’s aggregate invested assets, including fixed maturity investments, short term investments, preferred equity securities, other investments, cash and cash equivalents and pending securities transactions, as of December 31, 2008 totaled $5.4 billion compared to aggregate invested assets of $5.6 billion as of December 31, 2007. The decrease in invested assets since December 31, 2007 resulted from losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, the repurchase of the Company’s ordinary shares and realized losses in the investment portfolio, offset in part by collections of premiums on insurance policies and reinsurance contracts and investment income.
As of December 31, 2008 and December 31, 2007, the Company had pledged cash and cash equivalents and fixed maturity investments of $147.9 million and $223.2 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2008 and December 31, 2007, the Company had also pledged $591.9 million and $594.7 million of its cash and fixed maturity investments as required to meet collateral obligations for $550.8 million and $532.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2008 and December 31, 2007, cash and fixed maturity investments with fair values of $234.8 million and $120.3 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $14.2 million and $33.8 million were on deposit with Canadian regulators, respectively.
Cash flows from operating activities on a consolidated basis are provided by premiums collected and investment income, offset by loss and loss expense payments and other general and administrative expenses. Consolidated cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 was $479.4 million, $480.5 million, and $630.3 million, respectively.
Variable Delivery Forward. On September 11, 2007, Endurance Holdings consummated a variable delivery equity forward sale arrangement under which Endurance Holdings is entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. (the “forward counterparty”) for proceeds of approximately $150 million pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3ASR (Registration No. 333-130464) filed with the U.S. Securities and Exchange Commission on September 12, 2007. Under the terms of the forward sale agreement, Endurance Holdings will sell an aggregate of between 2,984,772 and 4,786,827 ordinary shares to the forward counterparty, subject to Endurance Holdings’ right to cash settle or net share settle all or a portion of such agreement.

Endurance Holdings did not receive any proceeds from the sale of the ordinary shares by the forward counterparty, but Endurance Holdings will receive proceeds upon any prepayment, and may receive proceeds upon settlement of the forward sale agreement. Subject to Endurance Holdings’ right to elect cash or net share settlement of, or to terminate early, all or a portion of the forward sale agreement, the forward sale agreement will be physically settled by delivery of the requisite number of Endurance Holdings’ ordinary shares beginning July 20, 2010. The forward counterparty will pay Endurance Holdings approximately $150 million upon settlement of the forward sale agreement. The number of Endurance Holdings’ ordinary shares to be delivered to the forward counterparty varies depending upon the price of Endurance Holdings’ ordinary shares over a forty trading-day period beginning July 15, 2010 subject to an aggregate maximum of 4,786,827 and an aggregate minimum of 2,984,772 ordinary shares.
Endurance Holdings may accelerate settlement of or elect early termination with respect to, all or a portion of the forward sale agreement. The forward counterparty may elect early termination of the forward sale agreement upon the occurrence of certain events and the number of ordinary shares deliverable upon settlement of the forward sale agreement may be adjusted depending on the amount of dividends paid by Endurance Holdings or the occurrence of certain events.
Credit Facility. On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other things, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the “Credit Agreement”). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things, modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preferred equity securities following the occurrence of certain defaults as defined pursuant to the terms of the Credit Agreement. As amended, the credit facility is referred to as the ''2007 Credit Facility.’’
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
Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be collateralized by a portion of the investment portfolio of such subsidiary borrowing under the facility. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of its subsidiaries that are parties to the 2007 Credit Facility.
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

Commitments
At December 31, 2008, letters of credit totaling $635.5 million were outstanding, $200.0 million face value of 6.15% Senior Notes were outstanding and $250.0 million face value of 7% Senior Notes (the “7% Senior Notes”) were outstanding.
The Company’s contractual obligations as of December 31, 2008 are summarized as follows:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses(1)	$3,292,676	$1,213,622	$952,599	$458,514	667,941
6.15% Senior Notes due 2015, including interest	286,100	12,300	24,600	24,600	224,600
7% Senior Notes due 2034, including interest	705,000	17,500	35,000	35,000	617,500
Investment commitments(2)	1,743	1,743	—	—	—
Operating lease obligations(3)	71,908	10,343	20,799	19,098	21,668

Total	$4,357,427	$1,255,508	$1,032,998	$537,212	$1,531,709

(1)	The estimated expected contractual obligations related to our reserves for losses and loss expenses, including reserves related to deposit accounted contracts of $57.2 million, are presented on a gross basis. Due to the inherent complexity of the assumptions used in establishing the Company’s reserve for losses and loss expenses estimates, final claim settlements made by the Company may vary significantly from the present estimates in timing and amount. Approximately 64% of our net reserves were incurred but not reported at December 31, 2008. For a discussion of these uncertainties, see “Critical Accounting Estimates — Reserve for Losses and Loss Expenses.”

(2)	The Company entered into investment agreements to invest additional amounts in other investments.

(3)	The Company leases office space and office equipment under various operating leases.
These estimated obligations noted in the table above will be funded through operating cash flows and existing cash and investments.
Capital Resources
Variable Delivery Forward. On September 11, 2007, Endurance Holdings consummated a variable delivery equity forward sale arrangement as described above under the section entitled “Liquidity and Capital Resources.”
Credit Facility. On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, as described above under the section entitled “Liquidity and Capital Resources.”
The Company had outstanding as of December 31, 2008 and 2007 $635.5 million and $574.4 million, respectively, of letters of credit under the 2007 Credit Facility. The Company did not have any revolving loans outstanding under the 2007 Credit Facility as of December 31, 2008. The Company was in compliance with all covenants contained in the 2007 Credit Facility as of December 31, 2008.
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
The 6.15% Senior Notes and the 7% Senior Notes (collectively, the “Senior Notes”) are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings’ existing and future unsecured and unsubordinated debt. The Senior Notes are also effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
The indentures governing the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness.
At December 31, 2008, the carrying value of the Senior Notes stood at $447.3 million while the fair value as determined by quoted market valuation was $334.2 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2008.
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
Preferred Shares. On October 10, 2005, Endurance Holdings issued 8,000,000 shares of its 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”). The Series A Preferred Shares sold in the offering were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange. The Series A Preferred Shares were issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds from this offering of $193.5 million after expenses and underwriting discounts. The proceeds from this offering were used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes.
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
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings’ common equity securities, a liquidating distribution in the amount of $25 per Series A Preferred Share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.

In conjunction with the issuance by the Company of the Series A Preferred Shares, the Company entered into a “Declaration of Covenant” for the benefit of the holders of the 7% Senior Notes. The Covenant states that the Company will redeem its Series A Preferred Shares only if the total redemption price is less than or equal to the proceeds Endurance Holdings or its subsidiaries have received during the six months prior to the date of such redemption from the sale of certain qualifying securities that, among other things, are, with limited exceptions, pari passu with or junior to the Series A Preferred Shares upon the Company’s liquidation, dissolution or winding-up; perpetual, or have a mandatory redemption or maturity date that is not less than sixty years after the initial issuance of such securities; and provide for dividends or other income distributions that are non-cumulative.
Holders of the Series A Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.
On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under the 2007 Credit Facility, capital generated from the exercise of the Company’s variable delivery forward, offering and sale of its Senior Notes, Series A Preferred Shares and ordinary shares, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity or hybrid securities in order to implement its business strategy or pay claims.
Off-Balance Sheet Arrangements
Shackleton Re Limited (“Shackleton”), the entity from which Endurance Bermuda purchased $235 million of collateralized catastrophe reinsurance in 2006, is a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The final component of the Company’s coverage under Shackleton expired as of July 31, 2008. The Company had a variable interest in Shackleton but was not the primary beneficiary of Shackleton and therefore was not required to consolidate Shackleton in its consolidated financial statements. Please see “Ceded Reinsurance” section below for further details related to this transaction.
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
Current Reserve for Losses and Loss Expenses
In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several quarters while long tail business would emerge over many years. The Company’s short tail line of business in the Insurance segment includes property; long tail lines of business include casualty, healthcare liability, workers’ compensation and professional lines. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, marine, aerospace and surety while the long tail line of business is casualty related business. Within the Company’s Reinsurance segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as “other” in the table below.
As more fully described under “Reserving Process” above, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” beginning on page 91.
Losses and loss expenses for the year ended December 31, 2008 are summarized as follows:

	Incurred related to:
	Current		Total incurred
	year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$54,460	$(12,077)	$42,383
Long tail	365,177	(54,101)	311,076
Other	333,096	(4,820)	328,276

Total Insurance	752,733	(70,998)	681,735

Reinsurance segment:
Short tail	400,355	(38,218)	362,137
Long tail	126,736	(17,384)	109,352
Other	20,967	(33,043)	(12,076)

Total Reinsurance	548,058	(88,645)	459,413

Deposit accounting(1)	(8,820)	3,103	(5,717)

Totals	$1,291,971	$(156,540)	$1,135,431

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.
Losses and loss expenses for the year ended December 31, 2008 include $156.5 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2008 year benefited the Company’s 2008 reported loss ratio by approximately 8.9 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in the Company’s short tail, long tail and other lines within both the Insurance and Reinsurance segments.
For the year ended December 31, 2008, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2008 for those reserve categories were within the range of possible results anticipated by the Company.
Short Tail Insurance. The lower than expected losses and loss expenses related to prior years in the short tail insurance category were primarily a result of favorable claims emergence in the Company’s property line of business. As a result, the Company reduced its estimated losses and loss expenses related to prior years in this reserve category during 2008.
Long Tail Insurance. Lower than expected claims activity within the healthcare liability line of business resulted in a reduction in estimated losses and loss expenses related to prior years for this reserve category. This favorable development was partially offset by unfavorable development in the Company’s professional line of business.
Other Insurance. Lower than anticipated agriculture claims settlements for the 2007 crop year resulted in a reduction in estimated losses and loss expenses for prior years within this reserve category.
Short Tail Reinsurance. Favorable loss emergence in the short tail reinsurance reserve category was due to lower than expected loss activity within the treaty catastrophe, treaty property, surety and aerospace lines of business partially offset by higher than expected loss activity within the Company’s marine line of business.
Long Tail Reinsurance. The lower than expected losses and loss expenses related to prior years in the long tail reinsurance reserve category were principally due to favorable development in the Company’s treaty casualty line of business.

Other Reinsurance. Favorable loss emergence in the other reinsurance reserve category was due to lower than expected loss activity within the agriculture, personal accident, self-insured and special accounts lines of business.
Losses and loss expenses for the year ended December 31, 2007 are summarized as follows:

	Incurred related to:
	Current		Total incurred
	year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$47,895	$(30,933)	$16,962
Long tail	317,205	(49,480)	267,725
Other	5,526	—	5,526

Total Insurance	370,626	(80,413)	290,213

Reinsurance segment:
Short tail	300,383	(69,227)	231,156
Long tail	164,222	(6,450)	157,772
Other	112,607	1,269	113,876

Total Reinsurance	577,212	(74,408)	502,804

Deposit accounting (1)	(39,370)	(4,566)	(43,936)

Totals	$908,468	$(159,387)	$749,081

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.
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

Other Reinsurance. Loss settlement activity related to the 2006 year in the Company’s agriculture line was modestly higher than expected resulting in the Company increasing its estimated losses and loss expenses during 2007 in this reserve category for prior years.
Reserves for losses and loss expenses were comprised of the following at December 31, 2008:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$59,346	$37,429	$96,775
Long tail	163,633	1,078,095	1,241,728
Other	250,278	70,076	320,354

Total Insurance	473,257	1,185,600	1,658,857

Reinsurance segment:
Short tail	463,494	277,319	740,813
Long tail	239,510	578,723	818,233
Other	6,535	68,238	74,773

Total Reinsurance	709,539	924,280	1,633,819

Deposit accounting(1)	(25,861)	(31,359)	(57,220)

Totals	$1,156,935	$2,078,521	$3,235,456

(1)	Reconciles the Company’s reserves by business segment to the Company’s financial statement presentation.
Reserves for losses and loss expenses were comprised of the following at December 31, 2007:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$88,196	$34,447	$122,643
Long tail	57,283	911,608	968,891
Other	64,259	26,833	91,092

Total Insurance	209,738	972,888	1,182,626

Reinsurance segment:
Short tail	507,229	287,753	794,982
Long tail	244,276	595,468	839,744
Other	8,784	169,051	177,835

Total Reinsurance	760,289	1,052,272	1,812,561

Deposit accounting(1)	(52,131)	(50,832)	(102,963)

Totals	$917,896	$1,974,328	$2,892,224

(1)	Reconciles the Company’s reserves by business segment to the Company’s financial statement presentation.

Selected quarterly activity in the reserve for losses and loss expenses for the year ended December 31, 2008 is summarized as follows:

	Quarter	Quarter	Quarter	Quarter	Year
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008
	(U.S. dollars in thousands)
Incurred related to:
Current year	$230,456	$331,507	$463,945	$266,063	$1,291,971
Prior years	(40,954)	(56,182)	(18,444)	(40,960)	(156,540)

Total incurred	$189,502	$275,325	$445,501	$225,103	$1,135,431

Paid related to:
Current year	$(237,835)	$(70,141)	$(142,311)	$(114,828)	$(565,115)
Prior years	(163,827)	(183,846)	(134,695)	(80,424)	(562,792)

Total paid	$(401,662)	$(253,987)	$(277,006)	$(195,252)	$(1,127,907)

The following table represents the development of GAAP balance sheet reserve for losses and loss expenses, net of losses and loss expenses recoverable, for 2002 through December 31, 2008. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” represents the aggregate change to date from the original estimate.
The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. All amounts reflect the conversion from the original currency of the underlying business if not denominated in U.S. dollars. The data in the table has been restated using the rate of exchange to U.S. dollars as of December 31, 2008. Information presented herein may differ materially from that reported in Endurance’s financial statements prepared in accordance with GAAP due to differences in foreign currency exchange rates.

Years ended Dec. 31,	2002	2003	2004	2005	2006	2007	2008
	(U.S. dollars in thousands)
Gross reserve for losses and loss expenses	$200,840	$833,158	$1,549,661	$2,603,590	$2,701,686	$2,892,224	$3,235,456
Less: Loss recoverable	—	(1,442)	(12,203)	(17,248)	(44,244)	(187,354)	(557,834)

Net reserve for losses and loss expenses	$200,840	$831,716	$1,537,458	$2,586,342	$2,657,442	$2,704,870	$2,677,622
Net reserve estimated as of:
1 year later	164,923	695,036	1,374,996	2,528,603	2,498,055	2,548,330	—
2 years later	143,295	629,925	1,305,424	2,467,734	2,356,210	—	—
3 years later	153,179	607,614	1,256,798	2,371,899	—	—	—
4 years later	147,977	589,425	1,199,472	—	—	—	—
5 years later	140,225	568,421	—	—	—	—	—
6 years later	136,086	—	—	—	—	—	—

Cumulative redundancy	64,754	263,295	337,986	214,443	301,232	156,540	—

Cumulative paid losses
1 year later	40,465	119,050	300,880	670,301	622,862	523,959	—
2 years later	58,239	185,171	446,060	1,093,556	913,307	—	—
3 years later	65,745	234,235	563,727	1,307,957	—	—	—
4 years later	68,502	277,722	639,645	—	—	—	—
5 years later	69,406	311,510	—	—	—	—	—
6 years later	77,662	—	—	—	—	—	—
The following table reconciles cumulative paid losses per the table above to the cumulative paid losses reported in the Company’s audited financial statements.

Years ended Dec. 31,	2002	2003	2004	2005	2006	2007
	(U.S. dollars in thousands)
Cumulative paid losses	$40,465	$119,050	$300,800	$670,301	$622,862	$523,959
Cumulative paid losses due to foreign exchange	67	(797)	6,377	49,452	55,125	38,833

Cumulative paid losses excluding the impact of foreign exchange	$40,532	$118,253	$307,257	$719,753	$677,987	$562,792

Potential Variability in Reserves for Losses and Loss Expenses
The Company’s estimated reserve for losses and loss expenses can change over time because of unexpected changes in the external business environment in which the Company operates or changes in internal Company operations. For a discussion of the factors which can contribute to uncertainty in the reserving process and volatility in the reserve for losses and loss expenses, see “Critical Accounting Estimates – Reserves for Losses and Loss Expenses” above.
Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2008. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen consistent with commonly accepted actuarial practice, due to the Company’s limited empirical data regarding loss and loss expense reserves variability. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the lines of business within each business segment are aggregated based on their potential expected length of loss emergence or tail.
Insurance
Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(9.3%)	(7.5%)	(5.6%)
Unchanged	(2.6%)	0.0%	2.5%
10% Slower	7.9%	11.7%	15.4%
Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(2.7%)	(0.6%)	1.5%
Unchanged	(2.2%)	0.0%	2.1%
10% Slower	(1.6%)	0.6%	2.8%
Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(18.3%)	(17.9%)	(17.5%)
Unchanged(1)	(2.2%)	0.0%	2.2%
10% Slower	13.9%	17.9%	21.9%
Reinsurance
Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(7.2%)	(6.1%)	(4.9%)
Unchanged	(1.8%)	0.0%	1.7%
10% Slower	7.4%	10.1%	12.7%

Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.8%)	(3.8%)	(0.6%)
Unchanged	(3.5%)	0.0%	3.5%
10% Slower	0.6%	4.5%	8.4%
Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.4%)	(3.4%)	(0.3%)
Unchanged	(3.3%)	0.0%	3.3%
10% Slower	2.1%	6.0%	10.0%

(1)	The Other reserve category of the Insurance segment includes agricultural business written by the Company. Reporting pattern changes are not applicable to agricultural business as it is typically settled at an established time each year.
Each of the impacts set forth in the tables above is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts set forth above and add them together in an attempt to estimate volatility for the Company’s loss and loss expense reserves in total. The Company believes the assumed variations in loss and loss expense reserves by individual development tail set forth in the tables above represents a reasonable estimate of the possible loss and loss expense reserve variations by individual development tail that may occur in the future. It is important to note that the variations set forth in the tables above are not meant to be a “best-case” or “worst-case” series of scenarios, and therefore, it is possible that future variations may be more or less than the amounts set forth above.
Ceded Reinsurance
Ceded premiums written were $462.1 million for the year ended December 31, 2008, $206.1 million for the year ended December 31, 2007 and $204.1 million for the year ended December 31, 2006. The increase in ceded premiums written was due to business written and ceded by our U.S. insurance operations, specifically related to the agriculture line, and strategic cessions of business in 2007 and 2006 for the purpose of managing the Company’s catastrophe risk profile. The Company’s U.S. insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by this segment. Excess reinsurance coverage is often purchased in relation to the workers’ compensation line to protect against catastrophic events. ARMtech participates in a federally sponsored crop reinsurance program offered by the U.S. government.
In 2008, the Company purchased certain industry loss warranties to reduce its overall catastrophe exposure within the U.S. The industry loss warranties were allocated to the catastrophe and property reinsurance lines of business, and also the property insurance line of business.
In 2006, in order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton. The reinsurance consisted of three separate coverages. The first coverage is $125 million of reinsurance for earthquake risk in California from August 1, 2006 through January 31, 2008. The second coverage consisted of $60 million of protection for hurricanes in the U.S. Northeast, Gulf Coast and certain inland states. The final coverage consisted of $50 million of reinsurance for losses resulting from hurricanes or California earthquakes following occurrence of a major hurricane or California earthquake. The second and third coverages provided protection from August 1, 2006 through July 31, 2008. All coverages under this agreement expired during 2008.

At December 31, 2008 and 2007, the Company had reinsurance recoverables of $557.8 million and $187.4 million, respectively, related to its reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded related to the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. No allowance for uncollectible reinsurance was deemed necessary on the recoverable balances outstanding at December 31, 2008 and 2007.
Goodwill and Intangible Assets
Goodwill and other intangibles that arise from business combinations are accounted for by the Company in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” These standards require that identifiable intangible assets are amortized in accordance with their useful lives and goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually.
During 2007, we acquired ARMtech. As a part of that transaction we recorded total goodwill of $45.2 and intangible assets of $96.7 million, which included licenses, customer relationships, internally developed software and non-compete agreements. The finite lived intangibles are being amortized over terms ranging from five to fifteen years.
In addition, during 2007, we acquired American Merchants, and as a result of that transaction recorded an indefinite lived intangible of $2.2 million related to state insurance licenses acquired.
During 2006, we acquired Endurance American and as a result of that transaction recorded an indefinite lived intangible asset of $3.5 million related to state insurance licenses acquired.
In accordance with SFAS No. 142, the Company’s intangible assets and goodwill are tested at least annually for impairment and more often if a triggering event is deemed to have occurred. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income.
During the fourth quarter of 2008, the Company performed its annual impairment testing of goodwill. The Company has two primary sources of goodwill – Goodwill obtain from a renewal rights transaction completed in 2003 with HartRe and goodwill obtain from the Company’s acquisition of ARMtech in 2007. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe goodwill and the agriculture line for ARMtech goodwill. The Company used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both reporting units noted. As a result of the impairment testing, no write downs were deemed necessary at December 31, 2008 and 2007.
Deferred Tax Assets and Liabilities
The Company’s balance sheet at December 31, 2008 contains a net deferred tax asset in the amount of $20.7 million (2007 — $0.9 million deferred tax liability). The current year net deferred tax asset consists of gross deferred tax assets of $106.9 million, gross deferred tax liabilities of $70.6 million and a valuation allowance of $15.7 million. Of the Company’s gross deferred tax assets, $23.0 million (2007 — $14.4 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s U.K. subsidiary. The Company’s net operating losses may be carried forward indefinitely. Based on its analysis of various potential tax planning strategies and projected taxable income for the Company’s U.K. subsidiary, management believes that it is more likely than not that the Company’s U.K. subsidiary will generate sufficient taxable income to realize the net operating loss carryforwards in the near term and prior to their expiration, except as provided for as follows.

The Company has established a valuation allowance of $15.7 million (2007 — $10.3 million) against realized capital losses, including securities write downs, and certain operating loss carryforwards at December 31, 2008. Of the $15.7 million valuation allowance, $7.8 million was established against realized investment losses as the Company cannot reasonably predict the occurrence of future realized investment gains and $7.9 million was established against net operating loss carryforwards in the United Kingdom as the Company does not expect to generate enough operating income in the short term to offset the full amount of the carryforwards. The increase in the valuation allowance was charged to the Company’s income tax expense during 2008. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been stated appropriately as at December 31, 2008. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company believes that it is principally exposed to four types of market risk; interest rate risk, foreign currency risk, credit risk and equity risk.
Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of managed assets versus liabilities (including reserves for losses and loss expenses) is approximately three years. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2008, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed income portfolio of $5,073.8 million at December 31, 2008 would have been as follows:

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
December 31, 2008
Total market value	$5,186.1	$5,138.0	$5,073.8	$5,028.7	$4,970.5
Market value change from base	2.21%	1.27%	—	(0.9%)	(2.04%)
Change in unrealized value	$112.3	$64.2	—	$(45.1)	$(103.3)
Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss for this year period is expected to be less than or equal to 10.6% at December 31, 2008.
The Company’s investments in alternative and high yield loan funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.
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

For the year ended December 31, 2008, approximately 11% of the Company’s gross premiums, prior to deposit accounting adjustments, were written in currencies other than the U.S. dollar. The portion of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2008 were approximately 9%, 5% and 7%, respectively. As of December 31, 2008, the Company’s principal foreign currency exposures are denominated in Euros and British Sterling. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $152.0 million and $59.8 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $163.8 million and $87.4 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $14.7 million increase or decrease in the net assets held by the Company at December 31, 2008.
Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity securities, short-term investments, preferred equity securities and other investments. The Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit our credit exposure by investing the fixed income portfolio primarily in investments rated A-/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 1.21% or less of its fixed income portfolio.
The following table summarizes the fair value composition of the fixed investment portfolio, which includes fixed maturity securities, short-term investments and preferred equity securities by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at December 31, 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
December 31, 2008

		Due after	Due after
	Due	one year	five years		Mortgage-	Asset-
	within	through	through	Due after	backed	backed
Ratings	one year	five years	ten years	ten years	securities(1)	securities(1)	Total
	(U.S. dollars in thousands)
U.S. government and agencies securities	$21,520	$345,043	$236,589	$54,596	$—	$—	$657,748
AAA / Aaa	136,507	270,520	33,786	51,782	2,070,169	225,160	2,787,924
AA / Aa	22,473	88,328	32,088	15,359	1,452	4,018	163,718
A / A	34,757	200,680	49,386	24,126	11,001	7,879	327,829
BBB	1,620	604	2,143	9,807	4,610	11,118	29,902
Below BBB	164	11,662	21,832	2,020	8,098	—	43,776
Not rated	352	120	—	—	461	—	933

Total	$217,393	$916,957	$375,824	$157,690	$2,095,791	$248,175	$4,011,830

(1)	The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 2.34 and 1.22, respectively, as of December 31, 2008. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. The Company relies on reinsurance within its insurance businesses in order to manage risk accumulations. The Company continues not to rely heavily on retrocessional reinsurance, but strategically purchases this coverage across the entire portfolio to reduce our exposure to the risk of a severe catastrophe event or occurrence of multiple significant catastrophe events. When reinsurance or retrocessional reinsurance is purchased, we require our reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2008 was $557.8 million. At December 31, 2008, the Company had no allowance for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2008 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2008
(U.S. dollars in
thousands)

U.S. government sponsored program	$369,470

A+ and above	116,804

A	36,201

A- and below	34,917

Not Rated	442

Total	$557,834

Equity Price Risk. Certain of the Company’s other investments, comprised of alternative and high yield loan funds, are exposed to equity price risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets may have a direct impact on the market valuation of these investments. The Company’s other investments at December 31, 2008 were $284.3 million which represents 5.3% of the Company’s invested assets including cash and cash equivalents, fixed maturity securities, short-term investments, preferred equity securities, other investments and net pending securities transactions. Of other investments, alternative investments represented $201.8 million or approximately 71.0% and high yield fixed maturity investments represented $82.5 million or approximately 29.0%. The Company estimates that its alternative investments have a combined historical beta versus the S&P 500 Index of approximately 0.56 at December 31, 2008. Beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the historical beta for the Company’s other investments, a 10% movement in the S&P 500 Index would result in an approximately 5.6% (or approximately $15.9 million) increase or decrease in the market value of the Company’s alternative funds which are included in other investments at December 31, 2008.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Endurance Specialty Holdings Ltd.
We have audited Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance Specialty Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
Cont’d .....

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Endurance Specialty Holdings Ltd.
We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2009

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(In thousands of United States dollars, except share amounts)

	2008	2007
ASSETS
Investments
Fixed maturity investments available for sale, at fair value (amortized cost: $4,047,368 and $4,556,061 at December 31, 2008 and 2007, respectively)	$3,875,137	$4,589,054
Short-term investments, available for sale at fair value (amortized cost: $111,322 and $12,646 at December 31, 2008 and 2007)	111,333	12,646
Preferred equity securities, available for sale at fair value	25,360	58,536
Other investments	284,263	358,128

Total investments	4,296,093	5,018,364
Cash and cash equivalents	1,061,994	567,825
Premiums receivable, net	609,387	723,832
Deferred acquisition costs	160,870	168,968
Securities lending collateral	112,940	173,041
Prepaid reinsurance premiums	149,591	122,594
Losses recoverable	557,834	187,354
Accrued investment income	30,872	38,543
Goodwill and intangible assets	200,791	206,632
Deferred tax asset	20,691	—
Other assets	71,407	64,000

Total assets	$7,272,470	$7,271,153

LIABILITIES
Reserve for losses and loss expenses	$3,235,456	$2,892,224
Reserve for unearned premiums	885,488	855,085
Deposit liabilities	58,622	108,943
Reinsurance balances payable	233,561	162,899
Securities lending payable	115,603	173,041
Debt	447,468	448,753
Deferred tax liability	—	922
Other liabilities	88,989	117,027

Total liabilities	5,065,187	4,758,894

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – Par value $1.00 – 8,000,000 issued and outstanding (2007 – 8,000,000); aggregate liquidation preference $200,000 (2007 – $200,000)	8,000	8,000
Common shares
Ordinary – 57,203,454 issued and outstanding (2007 – 60,364,488)	57,203	60,364
Additional paid-in capital	1,029,363	1,165,300
Accumulated other comprehensive (loss) income	(132,665)	57,725
Retained earnings	1,245,382	1,220,870

Total shareholders’ equity	2,207,283	2,512,259

Total liabilities and shareholders’ equity	$7,272,470	$7,271,153

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars, except share and per share amounts)

	2008	2007	2006
Revenues
Gross premiums written	$2,246,420	$1,781,115	$1,789,642
Ceded premiums written	(462,130)	(206,140)	(204,078)

Net premiums written	$1,784,290	$1,574,975	$1,585,564
Change in unearned premiums	(17,805)	19,825	53,010

Net premiums earned (includes Nil, Nil, and $34,927 from related parties in 2008, 2007 and 2006, respectively)	1,766,485	1,594,800	1,638,574
Net investment income	130,176	281,276	257,449
Net realized investment losses	(57,366)	(18,302)	(20,342)
Other underwriting (loss) income	(3,973)	1,602	1,390

Total revenues	1,835,322	1,859,376	1,877,071

Expenses
Net losses and loss expenses (includes Nil, Nil, and $20,145, from related parties in 2008, 2007 and 2006, respectively)	1,135,431	749,081	827,630
Acquisition expenses (includes Nil, Nil, and $11,238, from related parties in 2008, 2007 and 2006, respectively)	299,913	307,576	317,489
General and administrative expenses	216,365	217,269	190,373
Amortization of intangibles	10,675	5,286	4,600
Net foreign exchange losses (gains)	53,704	7,970	(21,021)
Interest expense	30,171	30,125	30,041

Total expenses	1,746,259	1,317,307	1,349,112

Income before income taxes	89,063	542,069	527,959
Income tax benefit (expense)	9,561	(20,962)	(29,833)

Net income	98,624	521,107	498,126

Preferred dividends	(15,500)	(15,500)	(15,500)

Net income available to common shareholders	83,124	$505,607	$482,626

Other comprehensive (loss) income
Net income	$98,624	$521,107	$498,126
Net unrealized holding (losses) gains on investments arising during the period (net of applicable deferred income taxes in 2008 — ($12,252); 2007— ($10,014); and 2006 — $3,620)	(218,816)	49,257	(20,235)
Reclassification adjustment for net realized losses included in net income	57,366	18,302	20,342
Foreign currency translation adjustments	(29,030)	4,541	5,010
Reclassification adjustment for net loss on derivatives designated as cash flow hedge included in net income	90	90	90

Other comprehensive (loss) income	(190,390)	72,190	5,207

Comprehensive (loss) income	$(91,766)	$593,297	$503,333

Per share data
Weighted average number of common and common equivalent shares outstanding:
Basic	57,755,959	64,696,669	66,435,712

Diluted	62,795,085	70,539,647	71,755,303

Basic earnings per common share	$1.44	$7.82	$7.26

Diluted earnings per common share	$1.32	$7.17	$6.73

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)

	2008	2007	2006
Preferred shares
Balance, beginning and end of year	$8,000	$8,000	$8,000

Common shares
Balance, beginning of year	60,364	66,480	66,139
Issuance of common shares	622	1,900	670
Repurchase of common shares	(3,783)	(8,016)	(329)

Balance, end of year	57,203	60,364	66,480

Additional paid-in capital
Balance, beginning of year	1,165,300	1,458,063	1,453,722
Issuance of common shares	1,113	8,284	8,677
Issuance of restricted share units in lieu of dividends	(92)	180	922
Public offering and registration costs	(141)	(4,600)	(134)
Repurchase of common shares	(149,147)	(304,020)	(9,679)
Settlement of equity awards	(5,065)	(3,444)	(3,498)
Stock-based compensation expense	17,395	10,837	8,053

Balance, end of year	1,029,363	1,165,300	1,458,063

Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of year	33,393	28,852	23,842
Foreign currency translation adjustments	(29,030)	4,541	5,010

Balance, end of year	4,363	33,393	28,852

Unrealized holding (losses) gains on investments:
Balance, beginning of year	26,718	(40,841)	(40,948)
Net unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(161,450)	67,559	107

Balance, end of year	(134,732)	26,718	(40,841)

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(2,386)	(2,476)	(2,566)
Net change from current period hedging transactions, net of reclassification adjustment	90	90	90

Balance, end of year	(2,296)	(2,386)	(2,476)

Total accumulated other comprehensive (loss) income	(132,665)	57,725	(14,465)

Retained earnings
Balance, beginning of year	1,220,870	779,796	364,354
Net income	98,624	521,107	498,126
Issuance of restricted share units in lieu of dividends	92	(180)	(922)
Dividends on preferred shares	(15,500)	(15,500)	(15,500)
Dividends on common shares	(58,704)	(64,353)	(66,262)

Balance, end of year	1,245,382	1,220,870	779,796

Total shareholders’ equity	$2,207,283	$2,512,259	$2,297,874

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)

	2008	2007	2006
Cash flows provided by operating activities:
Net income	$98,624	$521,107	$498,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net (discount) premium on investments	(306)	3,731	12,485
Amortization of other intangibles and depreciation	22,594	17,045	15,809
Net realized investment losses	57,366	18,302	20,342
Deferred taxes	(35,439)	8,727	18,968
Stock-based compensation expense	17,395	10,837	8,053
Equity in loss (earnings) of unconsolidated ventures	111,570	(21,286)	(29,073)
Premiums receivable, net	114,445	32,828	(85,461)
Deferred acquisition costs	8,098	(6,263)	(6,217)
Prepaid reinsurance premiums	(26,997)	16,197	(77,926)
Losses recoverable	(370,480)	(7,632)	(26,996)
Accrued investment income	7,671	2,214	(6,958)
Other assets	(9,371)	(7,105)	2,549
Reserve for losses and loss expenses	343,232	48,122	98,096
Reserve for unearned premiums	30,403	(33,386)	39,573
Deposit liabilities	(50,321)	(52,081)	68,501
Reinsurance balances payable	71,159	(62,909)	93,756
Other liabilities	89,795	(7,932)	(13,299)

Net cash provided by operating activities	479,438	480,516	630,328

Cash flows provided by (used in) investing activities:
Proceeds from sales of fixed maturity investments	3,109,607	3,112,796	1,819,637
Proceeds from sales of short term investments	33,240	—	—
Proceeds from maturities and calls on fixed maturity investments	753,055	676,498	563,164
Proceeds from maturities and calls on short term investments	132,446	—	—
Proceeds from redemptions of other investments	15,345	5,126	—
Purchases of fixed maturity investments	(3,430,195)	(3,652,611)	(2,765,056)
Purchases of short term investments	(264,320)	(12,646)	—
Purchase of other investments	(53,050)	(88,900)	(62,112)
Purchases of fixed assets	(10,275)	(17,734)	(18,294)
Change in securities lending collateral received	60,101	53,721	181,901
Net cash paid in acquisitions	(24,545)	(109,813)	(16,042)

Net cash provided by (used in) investing activities	321,409	(33,563)	(296,802)

Cash flows used in financing activities:
Issuance of common shares	1,588	10,072	9,253
Repurchase of common shares	(155,463)	(309,503)	(10,008)
Change in securities lending collateral	(57,438)	(53,721)	(181,901)
Settlement of equity awards	(5,065)	(3,444)	(3,498)
Offering and registration costs paid	(1,504)	(715)	(134)
Proceeds from bank debt	784	—	—
Bank debt repaid	(2,159)	—	—
Dividends on preferred shares	(15,500)	(15,500)	(15,500)
Dividends on common shares	(58,708)	(64,073)	(66,262)

Net cash used in financing activities	(293,465)	(436,884)	(268,050)

Effect of exchange rate changes on cash and cash equivalents	(13,213)	9,984	14,281

Net increase in cash and cash equivalents	494,169	20,053	79,757
Cash and cash equivalents, beginning of year	567,825	547,772	468,015

Cash and cash equivalents, end of year	$1,061,994	$567,825	$547,772

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
1.	Organization
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized on June 27, 2002 under the laws of Bermuda to act as a holding company of providers of property and casualty insurance and reinsurance on a worldwide basis.
Endurance Holdings’ wholly-owned subsidiary, Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), was organized in Bermuda on November 30, 2001. On December 14, 2001, Endurance Bermuda completed a private offering of 60 million common shares for gross cash proceeds of $1.2 billion. Under the terms of an Exchange Offer dated July 22, 2002, the shareholders of Endurance Bermuda transferred their interest in Endurance Bermuda to Endurance Holdings in exchange for an identical shareholding in Endurance Holdings. The Exchange Offer represented a business combination of companies under common control and was accounted for at historical cost. On March 5, 2003, Endurance Holdings consummated the initial public offering of its ordinary shares resulting in the issuance of an additional 9.6 million ordinary shares for net proceeds of $201.5 million.
Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries: Endurance Bermuda, domiciled in Bermuda including branches in Zurich and Singapore; Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in London, England; Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware; American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together, “ARMtech”); Endurance American Insurance Company (“Endurance American”), domiciled in Delaware; Endurance American Specialty Insurance Company (“Endurance American Specialty), domiciled in Delaware and American Merchants Casualty Company (“American Merchants”), domiciled in Delaware.
2.	Summary of significant accounting policies
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Endurance Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated in consolidation. The following are significant accounting and reporting policies adopted by the Company:
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(a)	Premiums and related expenses, cont’d.
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
Acquisition expenses are costs that vary with and are directly related to the production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition and general and administrative expenses are shown net of commissions, other fees and expense allowances associated with and earned on ceded business. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated net investment income is considered in determining the recoverability of deferred acquisition costs.
(b)	Reserve for losses and loss expenses
The Company’s reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as “IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent the estimated ultimate cost of events or conditions that have not been reported to or specifically identified by the Company, but have occurred. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds, and consultations with independent legal counsel. In addition, reserves for IBNR losses and loss expenses are established by management based on reported losses and loss expenses, and actuarially determined estimates of ultimate losses and loss expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(b)	Reserve for losses and loss expenses, cont’d.
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
A portion of the Company’s assumed proportional reinsurance agreements contain occurrence limitations or loss sensitive provisions, such as adjustable or sliding scale commissions, that may impact the ultimate amounts paid to or received from ceding companies based on loss experience. In some loss scenarios, these features would result in the ceding company’s results not being proportional to the Company’s results from the proportional agreement, and such differences may be meaningful. The Company evaluates these contracts on an individual basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113 — ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS No. 113’’).
For the years ended December 31, 2008, 2007 and 2006, the Company entered into a small number of reinsurance contracts that did not fall within the criteria for reinsurance accounting under SFAS No. 113. The Company has accounted for these contracts by the deposit method of accounting specified by Statement of Position 98-7 — ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.’’ Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses. Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net other underwriting (loss) income over the estimated claim settlement period while income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as net other underwriting (loss) income over the contract risk period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(d)	Reinsurance
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
The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, short-term investments and preferred equity securities, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive (loss) income. The Company determines the fair value of its fixed income securities in accordance with Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs.
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
Investments are reviewed for declines in value that are considered to be other-than-temporary. This review involves consideration of several factors including (i) the time period in which there has been a significant decline in value, (ii) the expected maturity of the investment, (iii) the significance of the decline, (iv) an analysis of the liquidity, business prospects and overall financial condition of the issuer, and (v) the Company’s intent and ability to hold the investment for a period of time sufficient for the value to recover. If the decline in fair value is determined to be other-than-temporary, the cost of the security is written down to fair value and the amount is included in net realized investment losses in the Consolidated Statements of Income and Comprehensive (Loss) Income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(e)	Investments, cont’d.
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
The Company participates in a securities lending program whereby fixed income securities are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% – 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The securities lending collateral, excluding letters of credit, is reported as a separate line item with a corresponding liability related to the Company’s obligation to return the collateral. The Company had $112.6 million and $169.3 million in securities on loan at December 31, 2008 and 2007, respectively.
(f)	Cash equivalents
Cash equivalents include highly liquid short-term deposits and securities with maturities of ninety days or less at the time of purchase. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities.
(g)	Intangible assets
Identifiable intangible assets and goodwill that arise from business combinations are accounted for in accordance with SFAS No. 141R, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” Identifiable intangible assets are amortized in accordance with their useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or more often if impairment indicators arise.
(h)	Offering and registration costs
Offering and registration costs incurred in connection with equity offerings, including investment banking fees and legal fees, are deducted from the proceeds of the offerings. Offering and registration costs incurred in connection with the issuance of the Senior Notes are capitalized and amortized over the term of the Senior Notes.
(i)	Foreign exchange
Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at weighted average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income, net of applicable deferred income taxes. Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(j)	Derivatives
SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended on January 1, 2001, requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.
The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company’s investment managers currently utilize foreign currency forward contracts to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. These contracts do not qualify, and are not designated, as hedges and the realized and unrealized gains (losses) are recognized in net investment realized losses in the Consolidated Statements of Income and Comprehensive (Loss) Income.
(k)	Income taxes
The Company accounts for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB statement No. 109” (“FIN 48”) for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. FIN 48 allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax expense.
(l)	Stock compensation and other stock plans
The Company has a stock-based employee and non-employee Director incentive plan (“2007 Equity Incentive Plan”) and other stock plans which are described more fully in Note 16. The Company accounts for issuances under its stock plans in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after January 1, 2002, as subsequently amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Awards under the 2007 Equity Incentive Plan vest over periods of up to four years. Effective January 1, 2006, the Company implemented SFAS No. 123(R) under the modified prospective method with no material impact on the Company’s financial position or results of operations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(m)	Earnings per share
Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are based on net income available to common shareholders divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.
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
The Company applies the guidance in FASB Interpretation No. 46 (Revised December 2004) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Based on the criteria included in FIN 46(R), the Company determined that it has a relationship with a variable interest entity. FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company’s relationship with the variable interest entity, described in more detail in Note 6, does not meet the requirements for consolidation as established under FIN 46(R) nor does the Company have any exposure to or risk of loss from its involvement with the variable interest entity.
(p)	Reclassifications
Certain comparative information has been reclassified to conform to current year presentation.
(q)	Recent accounting pronouncements
In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to provide additional disclosures on the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, even if control is not obtained by purchasing equity interests or net assets. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Both FAS 141(R) and FAS 160 apply prospectively to business combinations for which the acquisition date is on or after December 15, 2008, except for the presentation and disclosure requirements of FAS 160, which will be applied retrospectively for all periods presented. The Company does not expect the adoption of theses statements to have a material impact on the Company’s financial condition or results of operations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(q)	Recent accounting pronouncements, cont’d.
Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement of No. 115” was effective January 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities under this statement.
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
In June 2008, the FASB issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which establishes criteria for evaluation of an instrument including assessing the instrument’s contingent exercise provisions, if any, and the instrument’s settlement provisions in order to conclude if such an instrument is indexed to an entity’s own stock. EITF No. 07-05 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not expect the adoption of EITF No. 07-05 to have a material impact on the Company’s financial condition or results of operations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(q)	Recent accounting pronouncements, cont’d.
In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for inactive markets and provides an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. FSP SFAS 157-3 was effective on issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP SFAS 157-3 in October and applied the guidance to the financial statements as of September 30, 2008. The adoption of FSP SFAS 157-3 did not impact the Company’s results of operations or financial position.
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” which modifies the basis on which securities are deemed to be other-than-temporarily impaired under EITF Issue No. 99-20. Under FSP EITF 99-20-1, management may exercise judgment in its assessment of impairments regarding the probability of future cash flows and not rely exclusively on market participant assumptions regarding future cash flows. FAS EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008, and shall be applied prospectively. The Company adopted FSP EITF 99-20-1 and applied the guidance to the financial statements as at December 31, 2008. The adoption of FSP EITF 99-20-1 did not materially impact the Company’s results of operations or financial position.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments
The amortized cost, fair value and related gross unrealized gains and losses on the Company’s securities classified as available for sale at December 31, 2008 and 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
DECEMBER 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and agencies securities	$614,000	$43,772	$(24)	$657,748
Non-U.S. government securities	274,939	14,247	(21)	289,165
Corporate securities	596,936	7,761	(20,439)	584,258
Mortgage-backed securities
Agency mortgage-backed securities	1,145,281	35,137	(1,420)	1,178,998
Non-agency mortgage-backed securities	1,144,872	233	(228,312)	916,793
Asset-backed securities	271,340	11	(23,176)	248,175

Total fixed maturity investments	$4,047,368	$101,161	$(273,392)	$3,875,137
Short term investments	111,322	11	—	111,333
Preferred equity securities	26,003	—	(643)	25,360

Total	$4,184,693	$101,172	$(274,035)	$4,011,830

		Gross	Gross
	Amortized	Unrealized	Unrealized
DECEMBER 31, 2007	Cost	Gains	Losses	Fair Value
U.S. government and agencies securities	$431,326	$11,963	$(11)	$443,278
Non-U.S. government securities	282,683	2,290	(647)	284,326
Corporate securities	865,379	6,926	(6,139)	866,166
Mortgage-backed securities
Agency mortgage-backed securities	1,292,098	14,194	(3,532)	1,302,760
Non-agency mortgage-backed securities	1,226,337	12,446	(4,788)	1,233,995
Asset-backed securities	458,238	1,961	(1,670)	458,529

Total fixed maturity investments	$4,556,061	$49,780	$(16,787)	$4,589,054
Short term investments	12,646	—	—	12,646
Preferred equity securities	60,406	7	(1,877)	58,536

Total	$4,629,113	$49,787	$(18,664)	$4,660,236

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
DECEMBER 31, 2008	Losses	Value	Losses	Value	Losses	Value
U.S. government and agencies securities	$(24)	$2,256	$—	$—	$(24)	$2,256
Non-U.S. government securities	(21)	7,574	—	—	(21)	7,574
Corporate securities	(16,563)	268,544	(3,876)	27,438	(20,439)	295,982
Mortgage-backed securities
Agency mortgage-backed securities	(566)	52,878	(854)	38,353	(1,420)	91,231
Non-agency mortgage-backed securities	(177,498)	696,149	(50,814)	172,466	(228,312)	868,615
Asset-backed securities	(18,250)	222,316	(4,926)	20,848	(23,176)	243,164

Total fixed maturity investments	$(212,922)	$1,249,717	$(60,470)	$259,105	$(273,392)	$1,508,822
Short term investments	—	—	—	—	—	—
Preferred equity securities	(643)	2,745	—	—	(643)	2,745

Total	$(213,565)	$1,252,462	$(60,470)	$259,105	$(274,035)	$1,511,567

At December 31, 2008, 672 available for sale securities were in an unrealized loss position. Of those, 174 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these securities was principally a result of credit spread widening. During the year ended December 31, 2008, the Company identified securities which were considered to be other-than-temporarily impaired and wrote down the cost of such securities to fair value at the time of impairment, resulting in realized losses of $82.1 million during the period.
At December 31, 2008, the remaining unrealized losses on the Company’s available for sale securities and short term investments were primarily due to widening of credit spreads relating to market illiquidity, rather than any significant credit downgrades on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
DECEMBER 31, 2007	Losses	Value	Losses	Value	Losses	Value
U.S. government and agencies securities	$(11)	$8,598	$—	$—	$(11)	$8,598
Non-U.S. government securities	(114)	15,635	(533)	55,467	(647)	71,102
Corporate securities	(2,954)	179,723	(3,185)	216,781	(6,139)	396,504
Mortgage-backed securities
Agency mortgage-backed securities	(92)	31,560	(3,440)	280,382	(3,532)	311,942
Non-agency Mortgage-backed securities	(2,075)	276,362	(2,713)	220,484	(4,788)	496,846
Asset-backed securities	(1,319)	102,132	(351)	59,396	(1,670)	161,528

Total fixed maturity investments	$(6,565)	$614,010	$(10,222)	$832,510	$(16,787)	$1,446,520
Short term investments	—	—	—	—	—	—
Preferred equity securities	(987)	38,229	(890)	19,192	(1,877)	57,421

Total	$(7,552)	$652,239	$(11,112)	$851,702	$(18,664)	$1,503,941

At December 31, 2007, 702 available for sale securities were in an unrealized loss position. Of those, 331 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these securities was principally a result of changes in the interest rate environment. During the year ended December 31, 2007, the Company identified securities which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value at the time of impairment, and the Company realized losses of $17.3 million in relation to these securities for 2007.
At December 31, 2008, the Company held insurance enhanced bonds (asset-backed and municipal securities), in the amount of approximately $30.3 million, which represented approximately 0.8% of our available for sale fixed income portfolio. The overall credit quality of the insured bond portfolio was an average rating of “A” from Moody’s and “A” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Ba” by Moody’s and “BBB” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds include Financial Guarantee Insurance Company ($10.5 million), Ambac Financial Group, Inc. ($10.6 million), Financial Security Assurance Inc. ($4.9 million), MBIA Insurance Corporation ($4.0 million), and Syncora Holdings Ltd. ($0.3 million).
At December 31, 2008, the Company held $25.4 million of perpetual preferred equity securities. The Company evaluated these preferred equity securities for potential impairment in a manner similar to the evaluation procedures utilized for its debt securities. In addition, the Company examined each security held for deterioration in the credit quality of the issuer to determine if the preferred equity securities held should be deemed impaired. Included in the other-than-temporary impairments of $82.1 million above was $24.0 million of impairments related to the Company’s preferred equity securities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
The following table summarizes the composition of the available for sale portfolio by investment ratings assigned by rating agencies at December 31, 2008 and 2007. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	2008		2007
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$657,748	16.4%	$455,924	9.8%
AAA / Aaa	2,787,924	69.5%	3,415,821	73.3%
AA / Aa	163,718	4.1%	342,323	7.3%
A / A	327,829	8.2%	370,720	8.0%
BBB	29,902	0.7%	11,718	0.2%
Below BBB	43,776	1.1%	63,496	1.4%
Not rated	933	0.0%	234	0.0%

Total	$4,011,830	100.0%	$4,660,236	100.0%

Contractual maturities of available for sale securities are shown below as of December 31, 2008 and 2007. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008		2007
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$216,788	$217,393	$209,417	$209,467
Due after one year through five years	890,635	916,957	982,002	991,128
Due after five years through ten years	365,578	375,824	335,432	339,317
Due after ten years	150,200	157,690	125,589	125,040
Mortgage-backed securities
Agency mortgage-backed securities	1,145,281	1,178,998	1,292,098	1,302,760
Non-agency mortgage-backed securities	1,144,871	916,793	1,226,337	1,233,995
Asset-backed securities	271,340	248,175	458,238	458,529

Total	$4,184,693	$4,011,830	$4,629,113	$4,660,236

The components of net investment income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Available for sale investments	$245,208	$258,312	$227,100
Other investments	(111,570)	21,286	29,073
Cash and cash equivalents	6,789	11,145	9,466

	$140,427	$290,743	$265,639
Investment expenses	(10,251)	(9,467)	(8,190)

Net investment income	$130,176	$281,276	$257,449

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
The analysis of realized investment losses for the years ended December 31, 2008, 2007 and 2006, respectively, is as follows:

	2008	2007	2006
Gross realized gains	$48,511	$11,658	$5,829
Gross realized losses excluding other-than-temporary impairments	(23,742)	(12,630)	(12,807)
Other-than-temporary impairment losses	(82,135)	(17,330)	(13,364)

Net realized investment losses	$(57,366)	$(18,302)	$(20,342)

In addition to the Company’s available for sale investment portfolio, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under other investments. At December 31, 2008 and 2007, the Company had invested, net of capital returned, a total of $326.5 million and $285.6 million, respectively, in the Funds. At December 31, 2008 and 2007, the carrying value of the Funds was $284.3 million and $358.1 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Note 12).
The Company also participates in a securities lending program whereby fixed income securities are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically in cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, U.S. government agencies securities, mortgage-backed securities, asset-backed securities and corporate fixed income securities. At December 31, 2008, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and repurchase agreements. Securities with an estimated fair value of $112.6 million and $169.3 million were on loan under the program at December 31, 2008 and December 31, 2007, respectively. The Company was liable for cash collateral under the Company’s control of $115.6 million and $173.0 million at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008 and December 31, 2007, the fair value of the investments purchased with the cash collateral received from the borrower was $112.9 million and $173.0 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa1” by Moody’s and “AA” by Standard & Poor’s. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.
4.	Fair value measurement
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
ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the hierarchy are as follows:
Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Quoted prices for similar assets in markets that are active, quoted prices for identical or similar assets in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
In accordance with SFAS No. 157, the Company maximizes the use of observable inputs in its valuation techniques and applies unobservable inputs only to the extent that observable inputs are unavailable. The major classes of assets and liabilities carried at fair value by the Company at December 31, 2008 included fixed maturity investments, short term investments, preferred equity securities and securities lending collateral.
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
ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
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
The following table sets forth the Company’s available for sale investments categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2008:

		Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$657,748	$48,464	$609,284	$—
Non-U.S. government securities	289,165	—	289,165	—
Corporate securities	584,258	—	582,628	1,630
Mortgage-backed securities
Agency mortgage-backed securities	1,178,998	—	1,178,998	—
Non-agency mortgage-backed securities	916,793	—	912,825	3,968
Asset-backed securities	248,175	—	248,175	—

Total fixed maturity securities	$3,875,137	$48,464	$3,821,075	$5,598
Short term investments	111,333	—	111,333	—
Preferred equity securities	25,360	—	25,360	—

Total	$4,011,830	$48,464	$3,957,768	$5,598

Level 3 assets represented less than 1% of the Company’s total assets at December 31, 2008.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
4.    Fair value measurement, cont’d.
The following table presents the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2008:

Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$112,940	—	$112,940	—

The following table presents a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2008:

Total

Level 3 as of January 1, 2008	$23,795
Total realized and unrealized gains (losses):
Included in earnings	(1,034)
Included in other comprehensive loss	(10,552)
Purchases, issuances and settlements	(9,495)
Net transfers in of Level 3	2,884

Level 3 as of December 31, 2008	$5,598

Losses on Level 3 securities in the amount of ($0.8) million, representing realized losses due to other-than-temporary impairments, were included in earnings (net realized investment losses) for the year ended December 31, 2008 and were attributable to the change in unrealized gains or losses related to fixed maturity investments still held at December 31, 2008.
At December 31, 2008 and 2007, the fair value of the Company’s senior notes was $334.2 million and $431.7 million, respectively (See Note 8).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
5.	Reserve for losses and loss expenses
Activity in the reserve for losses and loss expenses for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Net reserve for losses and loss expenses, January 1	$2,704,870	$2,657,442	$2,586,342
Incurred related to:
Current year	1,291,971	908,468	885,369
Prior years	(156,540)	(159,387)	(57,739)

Total incurred	1,135,431	749,081	827,630

Paid related to:
Current year	(565,115)	(83,331)	(63,103)
Prior years	(562,792)	(677,987)	(719,753)

Total paid	(1,127,907)	(761,318)	(782,856)

Acquired reserves (Note 11)	—	23,879	—
Foreign currency translation	(34,772)	35,786	26,326

Net reserve for losses and loss expenses, December 31	2,677,622	2,704,870	2,657,442
Losses and loss expenses recoverable	557,834	187,354	44,244

Reserve for losses and loss expenses, December 31	$3,235,456	$2,892,224	$2,701,686

During 2008, the Company’s estimated ultimate losses for prior accident years were reduced by $156.5 million (2007 — $159.4 million; 2006 — $57.7 million) due to lower claims emergence than originally estimated by the Company. During 2008, the Company experienced favorable development in the Reinsurance segment of $85.5 million in the short tail, long tail and other lines of business. In the Insurance segment, the Company experienced $71.0 million of favorable development primarily in relation to the long tail healthcare line of business during 2008. During 2007, the Company experienced favorable development in the Insurance segment of $80.4 million in both the Company’s short and long tail lines of business and $79.0 million of favorable development in the Company’s Reinsurance segment primarily in relation to the short tail lines of business. The Insurance segment experienced favorable development in 2006 of $54.4 million across all accident years with the short tail property line and the long tail healthcare liability and professional lines of business representing the largest net reductions, and the Reinsurance segment experienced favorable development of $3.4 million.
Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of these losses and loss expenses are based upon the Company’s historical claims experience and is inherently difficult because of the Company’s short operating history and the possible severity of catastrophe claims. Therefore, the Company uses both proprietary and commercially available models, as well as historical reinsurance industry catastrophe claims experience in addition to its own historical data for purposes of evaluating trends and providing an estimate of ultimate claims costs.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
6.	Reinsurance
The effects of reinsurance on premiums earned and written during the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,331,635	$1,426,366	$696,038	$741,556	$472,929	$576,745
Assumed	866,235	820,054	1,121,274	1,039,559	1,292,289	1,212,897
Ceded	(431,385)	(462,130)	(222,512)	(206,140)	(126,644)	(204,078)

	$1,766,485	$1,784,290	$1,594,800	$1,574,975	$1,638,574	$1,585,564

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
During the year ended December 31, 2008, the Company recorded ceded losses of $574.4 million (2007 — $58.6 million; 2006 — $31.1 million). At December 31, 2008, the Company has an allowance for estimated uncollectible premiums receivable of $2.4 million (2007 — Nil) and no allowance for estimated uncollectible losses recoverable (2007 — Nil).
In August 2006, in order to protect the Company against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (“Shackleton”), a Cayman Island reinsurance company. On August 1, 2006, Shackleton financed the reinsurance coverage provided to Endurance Bermuda through the issuance of a $125 million risk-linked catastrophe bond pursuant to Rule 144A under the Securities Act of 1933 and the entrance into a $110 million multi-year risk-linked credit facility.
The reinsurance consisted of three separate coverages. The first coverage was $125 million of reinsurance for earthquake risk in California from August 1, 2006 through January 31, 2008. The second coverage consisted of $60 million of protection for hurricanes in the U.S. Northeast, Gulf Coast and certain inland states. The final coverage provided $50 million of reinsurance for losses resulting from hurricanes or California earthquakes following occurrence of a major hurricane or California earthquake. The second and third coverages provided protection from August 1, 2006 through July 31, 2008.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
6.	Reinsurance, cont’d.
If the modeled loss exceeded the designated attachment point for the peril at issue, then Endurance Bermuda could have made a recovery under the applicable reinsurance agreement. The amount recoverable was related to and limited by the Company’s ultimate net loss from the loss event. Endurance Bermuda was not entitled to any recovery from Shackleton.
Shackleton was a variable interest entity under the provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company was not the primary beneficiary of Shackleton and was therefore not required to consolidate Shackleton in its consolidated financial statements. The Company had no exposure to loss as a result of its involvement with Shackleton.
7.	Deposit accounting
For the year ended December 31, 2008, 2007 and 2006, the Company entered into contracts accounted for as deposits with gross premiums of $5.1 million, $28.6 million and $159.0 million, respectively, and recorded other underwriting (loss) income of ($4.0) million, $1.6 million and $1.4 million, respectively, related to such contracts. Gross premiums associated with treaties deemed to transfer only significant underwriting risk were $2.9 million, $17.5 million and $135.9 million during 2008, 2007 and 2006, respectively. Gross premiums associated with treaties deemed to transfer only significant timing risk were $2.2 million, $11.1 million and $23.1 million during 2008, 2007 and 2006, respectively.
8.	Debt and financing arrangements
On May 8, 2007, Endurance Holdings amended its existing credit facility among Endurance Holdings, various designated subsidiary borrowers, fifteen lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other things, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the “Credit Agreement”). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things, modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preference shares following the occurrence of certain defaults as defined pursuant to the terms of the Credit Agreement. As amended, the credit facility is referred to as the ''2007 Credit Facility’’.
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
Up to $675 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be collateralized by a portion of the investment portfolio of such subsidiary borrowing under the facility. The facility allows for the issuance of up to $200 million in multicurrency letters of credit and up to $300 million of fronted letters of credit that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of its subsidiaries that are parties to the 2007 Credit Facility.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
8.	Debt and financing arrangements, cont’d.
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
On October 17, 2005, Endurance Holdings issued $200 million principal amount of 6.15% Senior Notes due 2015 (the “6.15% Senior Notes”). The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. Endurance Holdings used the net proceeds from the offering to repay the $143.5 million then outstanding under Endurance Holdings’ revolving credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes.
On July 15, 2004, the Company issued $250 million principal amount of 7% Senior Notes due 2034 (the “7% Senior Notes”). The 7% Senior Notes were offered by the underwriters at a price of 99.108% of their principal amount, providing an effective yield to investors of 7.072%, and, unless previously redeemed, will mature on July 15, 2034.
The 6.15% Senior Notes and the 7% Senior Notes (collectively, the “Senior Notes”) are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings’ existing and future unsecured and unsubordinated debt. The Senior Notes are also effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. At December 31, 2008, the carrying value of the Senior Notes stood at $447.3 million (2007 — $447.3 million) while the fair value as determined by quoted market valuation was $334.2 million (2007 — $431.7 million). The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2008.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
8.	Debt and financing arrangements, cont’d.
The Company made aggregate interest payments of $29.9 million during the year ended December 31, 2008 (2007 — $29.8 million, 2006 — $29.7 million).
9.	Derivatives
In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U.S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a “cash flow hedge” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and accordingly, the fair value of the derivative was recorded in other comprehensive (loss) income and is being recognized as a component of interest expense in the statement of income as the interest expense related to the 7% Senior Notes affects earnings. The net income effect of the interest rate lock was not material.
The Company currently uses foreign currency forward contracts in its investment portfolios to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. For the years ended December 31, 2008, 2007 and 2006, the Company recognized a realized foreign exchange gain (loss) on forward contracts of approximately $544,000, ($527,100), and $17,900, respectively.
10.	Segment reporting
The Company is currently organized into two business segments, Insurance and Reinsurance, which are based on how the Company monitors the performance of its underwriting operations.
•	Insurance — This segment is comprised of six lines of business: property, casualty, healthcare liability, workers’ compensation, agriculture and professional lines. The property line of business is comprised of the insurance and facultative reinsurance of commercial properties. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The agriculture line of business is comprised of multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty lines of business are comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty, healthcare liability, workers’ compensation, and professional lines. The agriculture line of business is comprised of multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
10.	Segment reporting, cont’d.
•	Reinsurance — This segment is comprised of six lines of business: casualty, property, catastrophe, agriculture, aerospace and marine and surety and other specialty. The casualty line of business is comprised of third party liability exposures and workers’ compensation coverages. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. Catastrophe coverages include reinsurance for catastrophic perils on a treaty basis. The agriculture line includes coverages for weather related perils as well as protection from yield and price risks. The marine line includes proportional and non-proportional reinsurance of hull and cargo insurance business. Aerospace coverages include the reinsurance of aviation and space business. Surety and other specialty coverages include proportional and excess of loss coverages of contract and commercial surety business as well as personal accident coverages.
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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2008, reserve for losses and loss expenses as of December 31, 2008 and the carrying value of goodwill as of December 31, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$1,426,366	$825,145	$(5,091)	$2,246,420
Ceded premiums written	(445,768)	(16,362)	—	(462,130)

Net premiums written	980,598	808,783	(5,091)	1,784,290

Net premiums earned	920,389	855,072	(8,976)	1,766,485
Other underwriting loss	—	—	(3,973)	(3,973)

	920,389	855,072	(12,949)	1,762,512

Expenses
Net losses and loss expenses	681,735	459,413	(5,717)	1,135,431
Acquisition expenses	103,783	204,912	(8,782)	299,913
General and administrative expenses	103,211	113,154	—	216,365

	888,729	777,479	(14,499)	1,651,709

Underwriting income	$31,660	$77,593	$1,550	$110,803

Net loss ratio	74.1%	53.7%	63.7%	64.3%
Acquisition expense ratio	11.3%	24.0%	97.8%	17.0%
General and administrative expense ratio	11.2%	13.2%	—	12.2%

Combined ratio	96.6%	90.9%	161.5%	93.5%

Reserve for losses and loss expenses	$1,658,857	$1,633,819	$(57,220)	$3,235,456

Goodwill	$45,217	$39,961	—	$85,178

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2007, reserve for losses and loss expenses as of December 31, 2007 and the carrying value of goodwill as of December 31, 2007:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$741,556	$1,068,114	$(28,555)	$1,781,115
Ceded premiums written	(189,586)	(16,554)	—	(206,140)

Net premiums written	551,970	1,051,560	(28,555)	1,574,975

Net premiums earned	502,082	1,159,261	(66,543)	1,594,800
Other underwriting income	—	—	1,602	1,602

	502,082	1,159,261	(64,941)	1,596,402

Expenses
Net losses and loss expenses	290,213	502,804	(43,936)	749,081
Acquisition expenses	72,044	255,091	(19,559)	307,576
General and administrative expenses	89,996	127,273	—	217,269

	452,253	885,168	(63,495)	1,273,926

Underwriting income (loss)	$49,829	$274,093	$(1,446)	$322,476

Net loss ratio	57.8%	43.4%	66.0%	47.0%
Acquisition expense ratio	14.4%	22.0%	29.4%	19.3%
General and administrative expense ratio	17.9%	11.0%	—	13.6%

Combined ratio	90.1%	76.4%	95.4%	79.9%

Reserve for losses and loss expenses	$1,182,626	$1,812,561	$(102,963)	$2,892,224

Goodwill	$42,202	$38,464	—	$80,666

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2006, reserve for losses and loss expenses as of December 31, 2006 and the carrying value of goodwill as of December 31, 2006:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$576,745	$1,371,889	$(158,992)	$1,789,642
Ceded premiums written	(160,108)	(43,970)	—	(204,078)

Net premiums written	416,637	1,327,919	(158,992)	1,585,564

Net premiums earned	371,762	1,447,167	(180,355)	1,638,574
Other underwriting income	—	—	1,390	1,390

	371,762	1,447,167	(178,965)	1,639,964

Expenses
Net losses and loss expenses	252,310	696,962	(121,642)	827,630
Acquisition expenses	32,528	341,194	(56,233)	317,489
General and administrative expenses	49,524	140,849	—	190,373

	334,362	1,179,005	(177,875)	1,335,492

Underwriting income (loss)	$37,400	$268,162	$(1,090)	$304,472

Net loss ratio	67.9%	48.2%	67.4%	50.5%
Acquisition expense ratio	8.7%	23.6%	31.2%	19.4%
General and administrative expense ratio	13.3%	9.7%	—	11.6%

Combined ratio	89.9%	81.5%	98.6%	81.5%

Reserve for losses and loss expenses	$865,347	$1,964,961	$(128,622)	$2,701,686

Goodwill	—	$38,464	—	$38,464

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
10.	Segment reporting, cont’d.
The following table reconciles total segment results to income before income tax (expense) benefit for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Total underwriting income	$110,803	$322,476	$304,472
Net investment income	130,176	281,276	257,449
Net foreign exchange (losses) gains	(53,704)	(7,970)	21,021
Net realized investment losses	(57,366)	(18,302)	(20,342)
Amortization of intangibles	(10,675)	(5,286)	(4,600)
Interest expense	(30,171)	(30,125)	(30,041)

Income before income taxes	$89,063	$542,069	$527,959

The following table provides gross premiums written, by line of business, for the year ended December 31, 2008, 2007 and 2006:

Business Segment	2008	2007	2006

Insurance
Property	$159,408	$134,161	$173,292
Casualty	120,867	125,124	128,933
Healthcare liability	80,692	92,361	106,988
Workers’ compensation	232,828	262,228	93,779
Agriculture	690,318	42,242	—
Professional lines	142,253	85,440	73,753

Total Insurance	1,426,366	741,556	576,745

Reinsurance
Casualty	162,453	201,032	400,111
Property	195,849	228,796	318,883
Catastrophe	315,262	345,187	291,755
Agriculture	21,483	131,325	107,104
Aerospace and Marine	81,334	92,882	180,203
Surety and other specialty	48,764	68,892	73,833

Total Reinsurance	825,145	1,068,114	1,371,889

Subtotal business segments	$2,251,511	$1,809,670	$1,948,634
Deposit accounting(1)	(5,091)	(28,555)	(158,992)

Total	$2,246,420	$1,781,115	$1,789,642

(1)	Reconciles the Company’s gross premiums written to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
10.	Segment reporting, cont’d.
The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
United States	$1,769,437	$1,273,432	$1,217,321
Worldwide	276,957	301,650	462,731
Europe	142,061	160,786	186,704
Japan	17,839	18,110	19,505
Canada	15,555	14,152	15,087
Other	29,662	41,540	47,286
Deposit accounting(1)	(5,091)	(28,555)	(158,992)

Total gross premiums written	$2,246,420	$1,781,115	$1,789,642

(1)	Reconciles the Company’s gross premiums written to the Company’s financial statement presentation.
The Company attributes gross premiums written to the geographic region in which the risks originate.
11.	Goodwill and intangibles assets
The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2008, 2007 and 2006:

		Intangible	Intangible
		assets with	assets with
	Goodwill	indefinite lives	finite lives	Total

Net balance at December 31, 2006	$38,464	$11,530	$20,372	$70,366
Additions	42,202	5,699	93,651	141,552
Amortization	—	—	(5,286)	(5,286)

Net balance at December 31, 2007	80,666	17,229	108,737	206,632
Additions	4,512	—	322	4,834
Amortization	—	—	(10,675)	(10,675)

Net balance at December 31, 2008	$85,178	$17,229	$98,384	$200,791

Gross balance	$85,178	$17,229	$130,059	$232,466
Accumulated Amortization	—	—	(31,675)	(31,675)

Net balance	$85,178	$17,229	$98,384	$200,791

On December 7, 2007, Endurance U.S. Holdings, Inc., an indirect wholly-owned subsidiary of Endurance Holdings acquired all outstanding stock of ARMtech. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program. The base purchase price was $120 million, which the Company paid in 2007. An additional $3.2 million was recorded in 2008 as determined in accordance with the terms of the purchase agreement. In connection with the acquisition of ARMtech, the Company recorded a total of $45.2 million of goodwill and $96.7 million of intangible assets. The intangible assets acquired consisted principally of internally developed software, non-compete agreements, state licenses and customer relationships with expected lives between five and fifteen years.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
11.	Goodwill and intangibles assets, cont’d.
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
No impairment of the Company’s goodwill or intangible assets was noted following the annual impairment review for the years ended December 31, 2008 and 2007. The Company expects the amortization of the intangible assets with finite lives to approximate $10.4 million for years 2009 to 2011, $9.6 million for 2012, $6.3 million for 2013 and $51.5 million for all years thereafter.
12.	Commitments and contingencies
Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include loss recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables at December 31, 2008 and 2007 amounted to $557.8 million and $187.4 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2008, $187.9 million of losses recoverable (2007 - $117.1 million) was due from reinsurers rated A- or better by A.M. Best or Standard & Poor’s. An additional $369.5 million (2007 - $67.6 million) of losses recoverable was due from a U.S. government sponsored reinsurance program as of December 31, 2008.
As of December 31, 2008, substantially all the Company’s cash and investments were held by four custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
12.	Commitments and contingencies, cont’d.
Major production sources. The following table shows the percentage of gross premiums written before deposit accounting adjustments generated through the Company’s largest brokers for the years ended December 31, 2008, 2007 and 2006:

Broker	2008	2007	2006

Aon Benfield(1)	14.3%	21.3%	28.2%
Marsh & McLennan Companies, Inc.	14.2%	25.6%	23.2%
Willis Companies	10.9%	14.0%	17.8%

Total of largest brokers	39.4%	60.9%	69.2%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
Letters of credit. As of December 31, 2008, the Company had issued letters of credit of $635.5 million (December 31, 2007 — $574.4 million) under its credit facility in favor of certain ceding companies.
Investment commitments. As of December 31, 2008 and 2007, the Company had pledged cash and cash equivalents and fixed maturity investments of $147.9 million and $223.2 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2008 and 2007, the Company had also pledged $591.9 million and $594.7 million of its cash and fixed maturity investments as required to meet collateral obligations for $550.8 million and $532.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2008 and 2007, cash and fixed maturity investments with fair values of $234.8 million and $120.3 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $14.2 million and $33.8 million were on deposit with Canadian regulators, respectively.
The Company is subject to certain commitments with respect to other investments at December 31, 2008 and 2007. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. The Company requested redemptions of $15.2 million at December 31, 2008 to be received during 2009 subject to the funds discretion on the next available redemption date. No redemptions were requested at December 31, 2007. Due to redemption restrictions, the Company was prohibited from requesting redemptions during 2008 of $69.7 million (2007 — $157.9 million) of its other investments held at December 31, 2008. In addition, as of December 31, 2008, the Company was committed to investing a further $1.7 million (2007 — $29.4 million) in various investment funds classified as other investments.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
12.	Commitments and contingencies, cont’d.
Operating Leases. The Company leases office space and office equipment under operating leases.
Future minimum lease commitments at December 31, 2008 are as follows:

Year Ending December 31,	Amount

2009	10,343
2010	10,340
2011	10,459
2012	10,384
2013	8,714
2014 and thereafter	21,668

71,908

Total rent expense under operating leases for the year ended December 31, 2008 was $10.1 million (2007 — $10.2 million; 2006 — $8.4 million).
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
13.	Shareholders’ equity
The Company’s share capital at December 31, 2008 and 2007 is comprised as follows:

	2008	2007

Preferred shares
Authorized — $1.00 par value each	8,000,000	8,000,000

Issued, outstanding and fully paid:
Series A preferred shares — $1.00 par value each	8,000,000	8,000,000

Common shares
Authorized — $1.00 par value each	120,000,000	120,000,000

Issued, outstanding and fully paid:
Ordinary common shares — $1.00 par value each	57,203,454	60,364,488

During 2008, the Company issued restricted shares under its equity compensation plans (Note 16). The common shares, issued, outstanding and fully paid for 2008 includes 1,134,213 restricted shares.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
13.	Shareholders’ equity, cont’d.
During 2008, the Company repurchased its common shares through open market transactions authorized by the Company’s Board of Directors. The repurchases were accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions. The Company’s initial share repurchase program was authorized in May 2004 and expired in February 2007, at which time the Company’s Board of Directors authorized the repurchase of up to 2,000,000 ordinary shares or share equivalents. In May 2007, the Company’s Board of Directors approved an increase in the number of ordinary shares authorized for repurchase to 18 million ordinary shares or share equivalents through May 2009. In February 2009, the Company’s Board of Directors approved an extension of the existing share repurchase authorization through May 13, 2011. During 2008 and 2007, the Company repurchased 4,600,279 and 8,081,199 of its ordinary shares and share equivalents under this program in open market and privately negotiated transactions at an average price of $33.20 and $38.61 per share, respectively. Total authorized repurchases remaining under the plan at December 31, 2008 was 5,565,322 shares (2007 — 10,165,601).
On September 11, 2007, Endurance Holdings consummated a variable equity forward sale arrangement under which Endurance Holdings is entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. (the “forward counterparty”) for proceeds of approximately $150 million pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3ASR (Registration No. 333-130464) filed with the U.S. Securities and Exchange Commission on September 12, 2007. Under the terms of the forward sale agreement, Endurance Holdings will sell an aggregate of between 2,984,772 and 4,786,827 ordinary shares to the forward counterparty, subject to Endurance Holdings’ right to cash settle or net share settle all or a portion of such agreement.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
13.	Shareholders’ equity, cont’d.
At December 31, 2008 and 2007, 5,094,727 and 7,094,727 warrants were outstanding. Such warrants are exercisable for ordinary and class A shares as follows:

	2008	2007
Ordinary shares	4,547,682	6,547,682
Class A shares	547,045	547,045

	5,094,727	7,094,727

During 2008, the Company repurchased 1,500,000 (2007 — 107,620) of outstanding warrants at an average price of $34.14 (2007 — $25.42), net of the average warrant strike price of $15.45 (2007 — $16.10) per warrant. In addition during 2008, 500,000 warrants with an exercise price of $15.12 were exercised for the purchase of the Company’s ordinary shares at a price of $25.68. The warrant holders elected the net settlement option, and thus the Company delivered 205,607 ordinary shares in settlement. The outstanding warrants at December 31, 2008, which have an exercise price of $14.87 (2007 — $15.87) per share, expire on December 14, 2011.
14.	Earnings per share
The Company follows SFAS No. 128, “Earnings per Share”, to account for its weighted average shares. Basic earnings per common share are calculated by dividing net income available to common shareholders of Endurance Holdings’ ordinary shares and class A shares (collectively referred to as “common shares”) by the weighted average number of common shares outstanding. The weighted average number of common shares includes the fully vested, unreleased or unsettled restricted shares and restricted share units discussed in Note 16.
Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the treasury stock method.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
14.	Earnings per share, cont’d.
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Numerator:
Net income	$98,624	$521,107	$498,126
Preferred dividends	(15,500)	(15,500)	(15,500)

Net income available to common shareholders	$83,124	$505,607	$482,626

Denominator:
Weighted average shares — basic Ordinary shares outstanding	57,682,546	64,541,472	66,208,752
Vested restricted shares and restricted share units outstanding	73,413	155,197	226,960

	57,755,959	64,696,669	66,435,712

Share equivalents:
Variable delivery forward	—	—	—
Unvested restricted share and restricted share units	662,382	428,848	483,767
Warrants	3,425,611	4,213,550	3,537,522
Options	951,133	1,200,580	1,298,302

Weighted average shares — diluted	62,795,085	70,539,647	71,755,303

Basic earnings per common share	$1.44	$7.82	$7.26

Diluted earnings per common share	$1.32	$7.17	$6.73

The following table sets forth dividends declared in the years ended December 31, 2008, 2007 and 2006 respectively.

	2008	2007	2006

Dividends declared per preferred share	$1.94	$1.94	$1.94

Dividends declared per common share	$1.00	$1.00	$1.00

15.	Related party transactions
Certain founding shareholders, including Aon Corporation and its affiliates (“Aon”), received warrants in conjunction with the capitalization of the Company. During 2006, Aon transferred all of the warrants it had received from the Company to third parties and thus, was no longer an affiliate of the Company at December 31, 2006.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
15.	Related party transactions, cont’d.
During the year ended December 31, 2006, the Company was party to agreements with various affiliates of Aon as follows:
Underwriting activities. In the normal course of business, the Company entered into reinsurance contracts with various subsidiaries of Aon. Such contracts resulted in net premiums earned of $34.9 million, losses and loss expenses of $20.1 million and acquisition expenses of $11.2 million for the year ended December 31, 2006. During the year ended December 31, 2006, affiliates of Aon produced 19.3% of the Company’s gross premiums written before deposit accounting adjustments. There were no related reinsurance premiums receivable at December 31, 2006.
In addition, the Company paid brokerage fees and commissions to Aon and its affiliates, which varied based on the amount of business produced. During the year ended December 31, 2006, the Company incurred $23.0 million in brokerage fees and commissions in connection with these transactions.
16.	Stock-based employee compensation plans
At its meeting on February 28, 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) to allow for the issuance of equity incentives to non-employee directors of the Company and eligible employees of the Company and its subsidiaries. The 2007 Plan was approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 9, 2007. As such, the Company’s existing Amended and Restated 2002 Stock Option Plan and the Amended and Restated 2003 Non-Employee Director Incentive Plan were merged into the new 2007 Plan.
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
Under the terms of the 2007 Plan, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares have been reserved for issuance. The Company issues new ordinary shares upon the exercise of outstanding options or settlement of a vested restricted share unit. As of December 31, 2008, 1,136,109 ordinary shares remained available for issuance under the 2007 Plan.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
16.	Stock-based employee compensation plans, cont’d.
On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123(R) (“SFAS 123(R)”) under the modified-prospective method as it relates to its stock-based employee and non-employee compensation plan and other stock plans. As part of the adoption of SFAS 123(R), the Company has elected the alternative simplified approach to calculating the excess tax benefits as allowed by Financial Statement of Position 123(R)-3.
Stock Options
The Company issued stock options to employee and non-employee directors, with exercise prices equal to the fair market values of the Company’s ordinary shares on the grant dates. Options generally vest at a rate of 20% per year over a five year term. Option awards have a 10-year contractual life.
A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2008 is presented below:

	For the year ended December 31, 2008
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic
Options Outstanding	Options	Exercise Price	(years)	Value
Beginning of year	2,027,045	$18.02
Granted	—	—
Exercised	(37,500)	18.08
Forfeited	—	—

Outstanding, end of year	1,989,545	$17.39	3.10	$26,177

Exercisable and vested options, end of year	1,989,545	$17.39	3.10	$26,177

No options were granted during the years ended December 31, 2008, 2007 and 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $0.6 million, $11.3 million, and $8.1 million, respectively. The Company received proceeds of $0.7 million from the exercise of options during the year ended December 31, 2008. The Company issued new ordinary shares in connection with the exercise of the above options.
No options expired during the year ended December 31, 2008. The total grant date fair value of options vested during the years ended December 31, 2008, 2007, and 2006 was Nil, $0.3 million, and $2.1 million, respectively. There were no unrecognized stock-based compensation expenses related to unvested stock options at December 31, 2008.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
16.	Stock-based employee compensation plans, cont’d.
Restricted Shares and Restricted Share Units
The Company also issues restricted share and restricted share unit awards to employees and non-employee directors for which the fair value is equal to the fair market value of the Company’s ordinary shares on the grant date. Compensation equal to the fair market value of the shares at the measurement date is amortized and charged to income over the vesting period. Restricted share and restricted share unit awards granted prior to September 1, 2007, generally vest over a four or five-year period as follows: 12.5% in years one and five and 25% in years two through four; 25% per year; or 20% per year. Certain restricted shares and restricted share units, which did not require future service, would be forfeited if the holder departed the Company and violated the terms of a non-compete provision. Restricted shares granted to employees and non-employee directors beginning in 2007 vest pro rata over a four-year period and are forfeited upon departure from the Company for any reason prior to the applicable vesting date. Restricted shares granted to non-employee directors vest twelve months following the date of grant and are forfeited upon departure from the Board of Directors for any reason prior to the applicable vesting date.
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
A summary of the restricted share and restricted share unit activity during the year ended December 31, 2008 is presented below:

	Number of	Aggregate
	Shares/Units	Intrinsic Value
Unvested, beginning of year	1,040,562
Granted	539,137
Vested	(412,706)
Forfeited	(47,157)

Unvested, end of year	1,119,836

Outstanding, end of year	1,178,147	$35,969

During the years ended December 31, 2008, 2007 and 2006, the Company granted an aggregate of 539,137, 565,321 and 397,763 restricted share and restricted share unit awards with weighted average grant date fair values of $20.9 million, $22.3 million and $12.7 million. During the years ended December 31, 2008, 2007 and 2006, the aggregate fair value of restricted shares and restricted share units that vested was $13.8 million, $7.8 million and $6.3 million, respectively.
For the years ended December 31, 2008, 2007 and 2006, compensation costs recognized in earnings for all restricted shares and restricted share units were $17.3 million, $10.9 million, and $6.2 million, respectively. At December 31, 2008, compensation costs not yet recognized related to non-vested awards was $15.6 million (2007 — $16.4 million). This expense is expected to be recognized between 2009 and 2012, with approximately 64% expected to be recognized during 2009.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
16.	Stock-based employee compensation plans, cont’d.
Employee Share Purchase Plans
On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the “ESPP”) and the 2005 Sharesave Scheme. Neither the ESPP nor the 2005 Sharesave Scheme is subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and neither plan is a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the “Code”) the ESPP is a qualified plan under 423 of the code. Total expenses related to these plans for the year ended December 31, 2008 was approximately $197,000 (2007 — $148,000, 2006 — $123,000).
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
17.	Pension plan
The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 10% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Contributions for the year ended December 31, 2008 resulted in an expense of $6.4 million being recorded in earnings (2007 — $6.4 million; 2006 — $4.6 million).
18.	Statutory requirements and dividend restrictions
Our insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, including Bermuda, United States and the United Kingdom. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
18.	Statutory requirements and dividend restrictions, cont’d.
The combined statutory capital and surplus and combined statutory net income (loss) for our principal operating subsidiaries in their respective jurisdictions were as follows:

	Bermuda	United States	Other (1)
Statutory capital and surplus
At December 31, 2008	$2,511,857	$608,957	NA	(2)
At December 31, 2007	2,817,154	605,601	$239,722

Statutory net income (loss)
For the year ended December 31, 2008	$202,812	$5,647	NA	(2)
For the year ended December 31, 2007	537,733	21,126	$17,297
For the year ended December 31, 2006	483,831	65,784	(697)

(1)	Includes Endurance U.K. and the Company’s Singapore and Zurich branches.

(2)	Endurance U.K. and the Company’s Singapore branch are currently completing 2008 statutory profit and loss statements. The Company’s Zurich branch had no statutory filing requirement at or for the year ended December 31, 2008.
As a holding company, Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders. Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the enhanced capital requirement calculated using the Bermuda standard model in addition to limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses, subject to an overall minimum capital and surplus requirement of $100 million. At December 31, 2008, Endurance Bermuda can pay approximately $737 million (2007 — $1,042 million) to Endurance Holdings without prior approval under Bermuda law. In addition, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and American Merchants are subject to regulation by the Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2008, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2009 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and American Merchants, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2008, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.7 million and $3.5 million (2007 — $5.4 million and $6.3 million), respectively, without prior regulatory approval.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2008, Endurance U.K. did not have profits available for distribution.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
19.	Taxes
The Company is not required to pay any income or capital gains taxes in Bermuda. The Company has received an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act of 1966 of Bermuda, as amended, that in the event any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not be applicable to the Company until March 28, 2016 provided that the assurance is subject to the condition that it will not prevent the application of any taxes payable by the Company in respect of real property or leasehold interests in Bermuda held by it. Endurance Bermuda intends to operate in a manner such that it will owe no United States tax other than premium excise tax and withholding taxes on certain investments.
The Company’s subsidiaries based in Canada, the United Kingdom and United States are subject to income taxes in their respective jurisdictions.
The income tax benefit (expense) was as follows for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Current income tax expense	$(12,545)	$(12,210)	$(7,822)
Deferred income tax benefit (expense)	22,106	(8,752)	(22,011)

Income tax benefit (expense)	$9,561	$(20,962)	$(29,833)

Of the 2008 current income tax expense, $22.8 million related to taxes incurred in the United States (2007 — $10.8 million; 2006 — $7.4 million) and $11.0 million related to current income tax benefits in the United Kingdom (2007 and 2006 — Nil). Of the deferred income tax benefit (expense), $22.0 million and $Nil related to deferred income tax benefits (expenses) in the United States and the United Kingdom, respectively (2007 — $3.0 million and ($11.8) million; 2006 — ($15.9) million and ($5.7) million).
The actual income tax benefit (expense) attributable to income for the years ended December 31, 2008, 2007 and 2006 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income tax benefit, as a result of the following:

	2008	2007	2006
Computed expected tax expense	$—	$—	$—
Tax benefit (expense) effect of foreign taxes	14,971	(13,772)	(26,959)
Valuation allowance	(5,410)	(7,190)	(2,874)

	$9,561	$(20,962)	$(29,833)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
19.	Taxes, cont’d.
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Deferred income tax assets:
Unearned premiums	$13,310	$13,904
Loss reserves	26,739	20,647
Net operating loss carry forward	22,960	14,398
Unrealized investment losses	6,659	—
Deferred compensation	3,641	3,657
Start-up costs	1,406	1,835
Deferred interest	18,392	10,535
Realized investment losses	7,736	3,443
Other	6,098	7,397

Total deferred tax assets	106,941	75,816

Deferred income tax liabilities:
Deferred acquisition costs	(14,361)	(17,498)
Unrealized investment gains	(6,314)	(4,725)
Unrealized foreign exchange gain	(13,659)	(2,588)
Temporary differences related to acquisition	(31,339)	(34,087)
Other	(4,902)	(7,575)

Total deferred tax liabilities	(70,575)	(66,473)

Valuation allowance	(15,675)	(10,265)

Net deferred income tax asset (liability)	$20,691	$(922)

The Company paid income taxes totaling $29.6 million, $25.7 million and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net operating loss carryforwards in the amount of $82.0 million are available for application against future taxable income in the United Kingdom. These net operating loss carry forwards have no expiration date. There were no income taxes payable at December 31, 2008 or 2007.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2008, management has established a valuation allowance of $15.7 million (2007 — $10.3 million) against realized investment losses and other items for which the Company does not have current plans to produce future realized investment gains and other income.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
20.	Condensed unaudited quarterly financial data
The following is a summary of the unaudited quarterly data for the year ended December 31, 2008:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Net premiums earned	$372,043	$453,085	$509,629	$431,728
Net investment income (loss)	46,878	60,482	27,410	(4,594)
Net realized investment losses	(11,484)	(4,013)	(30,069)	(11,800)

Subtotal	$407,437	$509,554	$506,970	$415,334

Net losses and loss expenses	$189,502	$275,325	$445,501	$225,103

Acquisition and general and administrative expenses	$124,418	$128,129	$128,369	$135,362

Net foreign exchange losses (gains)	$3,107	$(5,621)	$15,477	$40,741

Net income (loss)	$77,811	$103,338	$(99,392)	$16,867
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)

Net income (loss) available (attributable) to common shareholders	$73,936	$99,463	$(103,267)	$12,992

Basic earnings (loss) per share	$1.26	$1.70	$(1.79)	$0.23

Diluted earnings (loss) per share	$1.15	$1.56	$(1.79)	$0.22

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
20.	Condensed unaudited quarterly financial data, cont’d.
The following is a summary of the unaudited quarterly data for the year ended December 31, 2007:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net premiums earned	$377,045	$417,551	$399,742	$400,462
Net investment income	74,813	78,548	62,605	65,310
Net realized investment losses	(2,084)	(9,038)	(3,055)	(4,125)

Subtotal	$449,774	$487,061	$459,292	$461,647

Net losses and loss expenses	$210,594	$207,179	$186,456	$144,852

Acquisition and general and administrative expenses	$116,359	$122,605	$131,725	$154,156

Net foreign exchange losses (gains)	$2,613	$(2,072)	$700	$6,729

Net income	$101,835	$135,341	$131,401	$152,530
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)

Net income available to common shareholders	$97,960	$131,466	$127,526	$148,655

Basic earnings per share	$1.47	$2.01	$1.98	$2.39

Diluted earnings per share	$1.36	$1.85	$1.81	$2.18

Certain comparative information in the unaudited quarterly financial data for the years ended December 31, 2008 and 2007 have been reclassified to conform to current year presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.
Item 9A. Controls and Procedures
The management of Endurance Specialty Holdings Ltd. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). This internal control provides monitoring mechanisms, and actions are taken to correct deficiencies identified.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.
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
Item 9B. Other Information
No information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2008 was not so reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the sections captioned “Board of Directors,” “Management” and “Section 16 Beneficial Ownership Reporting Compliance” of our proxy statement for our 2009 Annual General Meeting of Shareholders.
Our Board of Directors has adopted a code of ethics entitled “Code of Business Conduct and Ethics” which applies to all of our employees, officers and directors, including our chief executive officer and chief financial officer. Copies of this code can be found at www.endurance.bm and may be obtained in print, without cost, by writing Endurance Specialty Holdings Ltd., Attention: Secretary, Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” of our Proxy Statement for our 2009 Annual General Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our 2009 Annual General Meeting of Shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights (1)	the first column)
Equity compensation plans approved by security holders	2,054,983	$17.51	1,346,698
Equity compensation plans not approved by security holders	—	—	—

Total	2,054,983	$17.51	1,346,698

(1)	Weighted average exercise price does not include $0 exercise price of xx restricted share units included in the number of securities to be issued upon exercise.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors” of our Proxy Statement for our 2009 Annual General Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the section captioned “Audit Fees” of our Proxy Statement for our 2009 Annual General Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following is a list of certain documents filed as a part of this report:
(1)	Financial Statements. See Index to Consolidated Financial Statements on page 99 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on page 152 hereof.

(3)	Exhibits. See Exhibit Index on beginning on page 163.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: March 2, 2009	/s/ Kenneth J. LeStrange
	Name:	Kenneth J. LeStrange
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. LeStrange		March 2, 2009
Kenneth J. LeStrange	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. McGuire		March 2, 2009
Michael J. McGuire	Chief Financial Officer (Principal Accounting Officer)

/s/ Gregor S. Bailar
Gregor S. Bailar	Director	March 2, 2009

/s/ John T. Baily
John T. Baily	Director	March 2, 2009

/s/ Norman Barham
Norman Barham	Director	March 2, 2009

/s/ Galen R. Barnes
Galen R. Barnes	Director	March 2, 2009

/s/ William H. Bolinder
William H. Bolinder	Director	March 2, 2009

/s/ Steven W. Carlsen
Steven W. Carlsen	Director	March 2, 2009

/s/ Brendan R. O’Neill
Brendan R. O’Neill	Director	March 2, 2009

/s/ Richard C. Perry
Richard C. Perry	Director	March 2, 2009

/s/ William J. Raver
William J. Raver	Director	March 2, 2009

/s/ Robert A. Spass
Robert A. Spass	Director	March 2, 2009

/s/ R. Max Williamson
R. Max Williamson	Director	March 2, 2009

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
To the Board of Directors and Shareholders of Endurance Specialty Holdings Ltd.
We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 27, 2009; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2008. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2009

SCHEDULE I
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2008
(In thousands of United States dollars)

			Amount at
			Which Shown
		Market	on the
	Cost (1)	Value	Balance Sheet

Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$614,000	$657,748	$657,748
States, municipalities and political subdivisions	103,600	108,225	108,225
Foreign governments	171,339	180,940	180,940
Corporate bonds	596,936	584,258	584,258
Mortgage-backed securities
Agency mortgage-backed securities	1,145,281	1,178,998	1,178,998
Non-agency mortgage-backed securities	1,144,872	916,793	916,793
Asset-backed securities	271,340	248,175	248,175

Total fixed maturity investments	$4,047,368	$3,875,137	$3,875,137
Short term investments	111,322	111,333	111,333
Preferred equity securities	26,003	25,360	25,360
Other investments	326,519	284,263	284,263

Total Investments	$4,511,212	$4,296,093	$4,296,093

(1)	Investments in fixed maturity securities and short term securities are shown at amortized cost.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT
BALANCE SHEETS — PARENT ONLY
DECEMBER 31, 2008 AND 2007
(In thousands of United States dollars except share amounts)

	2008	2007

ASSETS
Investment in subsidiary	$2,644,759	$2,948,906
Cash and cash equivalents	8,805	17,099
Amounts due from subsidiaries	11,518	12,428
Other assets	7,340	7,307

Total assets	$2,672,422	$2,985,740

LIABILITIES
Debt	$447,346	$447,256
Other liabilities	17,793	26,225

Total liabilities	465,139	473,481

SHAREHOLDERS’ EQUITY
Preferred Shares
Series A, non-cumulative — 8,000,000 issued and outstanding (2007 — 8,000,000)	8,000	8,000
Common shares
Ordinary — 57,203,454 issued and outstanding (2007 — 60,364,488)	57,203	60,364
Additional paid-in capital	1,029,363	1,165,300
Accumulated other comprehensive (loss) income	(132,665)	57,725
Retained earnings	1,245,382	1,220,870

Total shareholders’ equity	2,207,283	2,512,259

Total liabilities and shareholders’ equity	$2,672,422	$2,985,740

See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF INCOME — PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)

	2008	2007	2006

Revenues
Net investment income	$31	$325	$223

Expenses
General and administrative expenses	14,130	19,863	12,339
Interest expense	30,171	30,124	30,040

Total expenses	44,301	49,987	42,379

Net loss before equity in net income of subsidiaries	(44,270)	(49,662)	(42,156)
Equity in net income of subsidiaries	142,894	570,769	540,282

Net income	98,624	521,107	498,126
Preferred dividends	(15,500)	(15,500)	(15,500)

Net income available to common shareholders	$83,124	$505,607	$482,626

See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS — PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)

	2008	2007	2006

Cash flows used in operating activities:
Net income	$98,624	$521,107	$498,126
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	180	174	167
Stock-based compensation expense	5,756	4,150	(1,005)
Equity in net income of subsidiary	(142,894)	(570,769)	(540,282)
Other assets	(33)	(521)	(647)
Other liabilities	(4,532)	4,610	3,949

Net cash used in operating activities	(42,899)	(41,249)	(39,692)

Cash flows provided by investing activities:
Investments in subsidiary	—	—	(11,800)
Dividends received from subsidiary	255,840	425,160	114,000
Net amounts loaned to subsidiaries	13,417	1,996	11,807

Net cash provided by investing activities	269,257	427,156	114,007

Cash flows used in financing activities:
Issuance of common shares	1,588	10,072	9,253
Offering and registration costs paid	(1,504)	(715)	(134)
Repurchase of common shares	(155,463)	(309,503)	(10,008)
Settlement of restricted shares	(5,065)	(3,444)	(3,498)
Dividends paid on preferred shares	(15,500)	(15,500)	(15,500)
Dividends paid on common shares	(58,708)	(64,073)	(66,262)

Net cash used in financing activities	(234,652)	(383,163)	(86,149)

Net (decrease) increase in cash and cash equivalents	(8,294)	2,744	(11,834)
Cash and cash equivalents, beginning of year	17,099	14,355	26,189

Cash and cash equivalents, end of year	$8,805	$17,099	$14,355

See accompanying notes to the consolidated financial statements.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)
Year Ended December 31, 2008

			Deposit
	Insurance	Reinsurance	Accounting(3)	Total
Deferred Acquisition Costs	$59,534	$101,465	$(129)	$160,870
Reserve for Losses and Loss Expenses	1,658,857	1,633,819	(57,220)	3,235,456
Unearned Premiums	496,818	388,978	(308)	885,488
Net Premiums Earned	920,389	855,072	(8,976)	1,766,485
Net Investment Income (1)	—	—	—	130,176
Net Losses and Loss Expenses	681,735	459,413	(5,717)	1,135,431
Amortization of Deferred Acquisition Costs	103,783	204,912	(8,782)	299,913
Other Operating Expenses (2)	103,211	113,154	—	216,365
Net Premiums Written	980,598	808,783	(5,091)	1,784,290

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.
Year Ended December 31, 2007

			Deposit
	Insurance	Reinsurance	Accounting(3)	Total
Deferred Acquisition Costs	$52,185	$117,770	$(987)	$168,968
Reserve for Losses and Loss Expenses	1,182,626	1,812,561	(102,963)	2,892,224
Unearned Premiums	412,557	446,720	(4,192)	855,085
Net Premiums Earned	502,082	1,159,261	(66,543)	1,594,800
Net Investment Income (1)	—	—	—	281,276
Net Losses and Loss Expenses	290,213	502,804	(43,936)	749,081
Amortization of Deferred Acquisition Costs	72,044	255,091	(19,559)	307,576
Other Operating Expenses (2)	89,996	127,273	—	217,269
Net Premiums Written	551,970	1,051,560	(28,555)	1,574,975

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)
Year Ended December 31, 2006

			Deposit
	Insurance	Reinsurance	Accounting(3)	Total
Deferred Acquisition Costs	$39,875	$140,042	$(11,108)	$168,809
Reserve for Losses and Loss Expenses	865,347	1,964,961	(128,622)	2,701,686
Unearned Premiums	321,015	564,367	(42,180)	843,202
Net Premiums Earned	371,762	1,447,167	(180,355)	1,638,574
Net Investment Income (1)	—	—	—	257,449
Net Losses and Loss Expenses	252,310	696,962	(121,642)	827,630
Amortization of Deferred Acquisition Costs	32,528	341,194	(56,233)	317,489
Other Operating Expenses (2)	49,524	140,849	—	190,373
Net Premiums Written	416,637	1,327,919	(158,992)	1,585,564

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

(3)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE IV
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)

					Percentage of
		Ceded to	Assumed from		Amount
		Other	Other		Assumed to
Premiums Written	Gross	Companies	Companies	Net Amount	Net

Year ended December 31, 2008:
Property and liability insurance	$1,426,366	$462,130	$820,054	$1,784,290	46%
Year ended December 31, 2007:
Property and liability insurance	$741,556	$206,140	$1,039,559	$1,574,975	66%
Year ended December 31, 2006:
Property and liability insurance	$576,745	$204,078	$1,212,897	$1,585,564	76%

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)
Year Ended December 31, 2008

			Deposit
	Insurance	Reinsurance	Accounting(2)	Total
Deferred Acquisition Costs	$59,534	$101,465	$(129)	$160,870
Reserve for Losses and Loss Expenses	1,658,857	1,633,819	(57,220)	3,235,456
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	496,818	388,978	(308)	885,488
Net Premiums Earned	920,389	855,072	(8,976)	1,766,485
Net Investment Income (1)	—	—	—	130,176
Net Losses and Loss Expenses
Current Year	752,733	548,058	(8,820)	1,291,971
Prior Year	(70,998)	(88,645)	3,103	(156,540)
Amortization of Deferred Acquisition Costs	103,783	204,912	(8,782)	299,913
Paid Losses and Loss Expenses	566,528	608,857	(47,478)	1,127,907
Net Premiums Written	980,598	808,783	(5,091)	1,784,290

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.
Year Ended December 31, 2007

			Deposit
	Insurance	Reinsurance	Accounting(2)	Total
Deferred Acquisition Costs	$52,185	$117,770	$(987)	$168,968
Reserve for Losses and Loss Expenses	1,182,626	1,812,561	(102,963)	2,892,224
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	412,557	446,720	(4,192)	855,085
Net Premiums Earned	502,082	1,159,261	(66,543)	1,594,800
Net Investment Income (1)	—	—	—	281,276
Net Losses and Loss Expenses
Current Year	370,626	577,212	(39,370)	908,468
Prior Year	(80,413)	(74,408)	(4,566)	(159,387)
Amortization of Deferred Acquisition Costs	72,044	255,091	(19,559)	307,576
Paid Losses and Loss Expenses	147,053	683,861	(69,596)	761,318
Net Premiums Written	551,970	1,051,560	(28,555)	1,574,975

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of United States dollars)
Year Ended December 31, 2006

			Deposit
	Insurance	Reinsurance	Accounting(2)	Total
Deferred Acquisition Costs	$39,875	$140,042	$(11,108)	$168,809
Reserve for Losses and Loss Expenses	865,347	1,964,961	(128,622)	2,701,686
Discount if any, Reserve for Losses and Loss Expenses	—	—	—	—
Unearned Premiums	321,015	564,367	(42,180)	843,202
Net Premiums Earned	371,762	1,447,167	(180,355)	1,638,574
Net Investment Income (1)	—	—		257,449
Net Losses and Loss Expenses
Current Year	306,697	701,950	(123,278)	885,369
Prior Year	(54,387)	(4,988)	1,636	(57,739)
Amortization of Deferred Acquisition Costs	32,528	341,194	(56,233)	317,489
Paid Losses and Loss Expenses	87,530	734,970	(39,644)	782,856
Net Premiums Written	416,637	1,327,919	(158,992)	1,585,564

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	Adjusts the Company’s underwriting results by segment to the Company’s financial statement presentation.

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.
4.4	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.5	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.6	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
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

Exhibit
Number	Description of Document
10.4
First Amendment dated July 18, 2007 to the Amended and Restated Credit Agreement, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007.

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

10.6
Amended and Restated Account Control Agreement, dated as of May 8, 2007, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007

10.7
Warrant Purchase Agreement by and among Endurance Specialty Holdings Ltd. and Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme and Jenner Fenton Slade 1980 Scheme, dated as of March 18, 2008 Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 20, 2008.

10.8
Warrant Purchase Agreement by and among Endurance Specialty Holdings Ltd. and Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme and Jenner Fenton Slade 1980 Scheme, dated as of May 28, 2008 Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 2, 2008.

10.9
Warrant Purchase Agreement by and among Endurance Specialty Holdings Ltd. and Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme and Jenner Fenton Slade 1980 Scheme, dated as of September 16, 2008 Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 19, 2008.

10.10
Stock Purchase Agreement, dated as of September 7, 2007, by and among the Sellers named therein; ARMtech, Inc.; ARMtech Holdings, Inc.; ARMtech Insurance Services, Inc.; American Agri-Business Insurance Company; and Endurance U.S. Holdings Corp. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 7, 2007.

10.11
Underwriting Agreement, dated September 10, 2007, among Deutsche Bank Securities Inc.; Deutsche Bank AG, London branch; and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 12, 2007.

10.12
Forward Sale Agreement, dated September 10, 2007, from Deutsche Bank AG, London branch to Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2007.

10.13
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

10.15	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.16	Form of Share Option Agreement No. 2. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**

Exhibit
Number	Description of Document
10.17	Form of Option Dividend Restricted Share Unit Agreement. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**
10.18	2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.19	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**
10.20	Form of Restricted Share Agreement. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.21	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.22	2005 Sharesave Scheme. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005.**
10.23
Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2008. **

10.24	Form of Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2007. **
10.25	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2007. **
10.26	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2008.**
10.27
Amendment No. 1 to Share Option Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 6, 2006.**

10.28
Consulting Agreement, effective as of June 1, 2006, by and between Endurance Services Limited and Shadowbrook Advising Inc. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 6, 2006.**

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