Form 10-K/A
period 2008-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2009-05-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Endurance Specialty Holdings Ltd. (the “Company”), dated as of March 2, 2009 (the “Original Filing”) is being filed solely for the purpose of correcting the stated statutory capital and surplus and related dividend payment capacity of one of the Company’s principal operating subsidiaries referenced in Part II, Item 5. “Market for the Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities — Dividends”, Part II, Item 7. “Managements’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, Part II, Item 8. “Financial Statements and Supplementary Data — Note 18 Statutory requirements and dividend restrictions” and Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.” In addition, this Amendment No. 1 corrects several minor typographical errors in the Original Filing.
Except as described in this explanatory note, no other information in the Original Filing is being modified or amended by this Amendment No. 1. The Original Filing, as amended by this Amendment No. 1, continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date. The revisions to the Original Filing had no impact on the Company’s reported financial condition as of December 31, 2008 and 2007 or reported results of operations for each of the three years in the period ended December 31, 2008.

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
Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2008, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $339 million. During 2008, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends. Endurance U.K. is currently completing statutory income (loss) statements for the year ended December 31, 2008. The Company does not expect Endurance U.K. to have material dividend capacity in 2009. As of December 31, 2008, Endurance U.S. Reinsurance, Endurance American, and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2009 without prior regulatory approval. As of December 31, 2008, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay $5.7 million and $3.5 million of dividends, respectively, without prior regulatory approval.
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
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2008, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $339 million without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.

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
In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to provide additional disclosures on the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, even if control is not obtained by purchasing equity interests or net assets. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. Both FAS 141(R) and FAS 160 apply prospectively to business combinations for which the acquisition date is on or after December 15, 2008, except for the presentation and disclosure requirements of FAS 160, which will be applied retrospectively for all periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company’s financial condition or results of operations.

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
At December 31, 2008, the remaining unrealized losses on the Company’s available for sale securities investments were primarily due to widening of credit spreads relating to market illiquidity, rather than any significant credit downgrades on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

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

	2008		2007
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$216,788	$217,393	$209,417	$209,467
Due after one year through five years	890,635	916,957	982,002	991,128
Due after five years through ten years	365,577	375,824	335,432	339,317
Due after ten years	150,200	157,690	125,589	125,040
Mortgage-backed securities
Agency mortgage-backed securities	1,145,282	1,178,998	1,292,098	1,302,760
Non-agency mortgage-backed securities	1,144,871	916,793	1,226,337	1,233,995
Asset-backed securities	271,340	248,175	458,238	458,529

Total	$4,184,693	$4,011,830	$4,629,113	$4,660,236

The components of net investment income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Available for sale investments	$245,208	$258,312	$227,100
Other investments	(111,570)	21,286	29,073
Cash and cash equivalents	6,789	11,145	9,466

	$140,427	$290,743	$265,639
Investment expenses	(10,251)	(9,467)	(8,190)

Net investment income	$130,176	$281,276	$257,449

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
Total net realized and unrealized losses:
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
For the years ended December 31, 2008, 2007 and 2006, the Company entered into contracts accounted for as deposits with gross premiums of $5.1 million, $28.6 million and $159.0 million, respectively, and recorded other underwriting (loss) income of ($4.0) million, $1.6 million and $1.4 million, respectively, related to such contracts. Gross premiums associated with treaties deemed to transfer only significant underwriting risk were $2.9 million, $17.5 million and $135.9 million during 2008, 2007 and 2006, respectively. Gross premiums associated with treaties deemed to transfer only significant timing risk were $2.2 million, $11.1 million and $23.1 million during 2008, 2007 and 2006, respectively.
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
Employee Share Purchase Plans
On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the “ESPP”) and the 2005 Sharesave Scheme. Neither the ESPP nor the 2005 Sharesave Scheme is subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and neither plan is a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the “Code”) the ESPP is a qualified plan under Section 423 of the Code. Total expenses related to these plans for the year ended December 31, 2008 were approximately $197,000 (2007 — $148,000, 2006 — $123,000).
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
The combined statutory capital and surplus and combined statutory net income (loss) for the Company’s principal operating subsidiaries in their respective jurisdictions were as follows:

	Bermuda	United States	Other (1)
Statutory capital and surplus
At December 31, 2008	$2,114,519	$608,957	NA	(2)
At December 31, 2007	2,817,154	605,601	$239,722

Statutory net income (loss)
For the year ended December 31, 2008	$202,816	$5,647	NA	(2)
For the year ended December 31, 2007	537,733	21,126	$17,297
For the year ended December 31, 2006	483,831	65,784	(697)

(1)	Includes Endurance U.K. and the Company’s Singapore and Zurich branches.

(2)	Endurance U.K. and the Company’s Singapore branch are currently completing 2008 statutory profit and loss statements. The Company’s Zurich branch had no statutory filing requirement at or for the year ended December 31, 2008.
As a holding company, Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders. Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the enhanced capital requirement calculated using the Bermuda standard model in addition to limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses, subject to an overall minimum capital and surplus requirement of $100 million. At December 31, 2008, Endurance Bermuda can pay approximately $339 million (2007 — $1,042 million) to Endurance Holdings without prior approval under Bermuda law. In addition, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin.
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

PART III
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
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights (1)	the first column)
Equity compensation plans approved by security holders	2,054,983	$17.51	1,333,828
Equity compensation plans not approved by security holders	—	—	—

Total	2,054,983	$17.51	1,333,828

(1)	Weighted average exercise price does not include $0 exercise price of 43,933 restricted share units included in the number of securities to be issued upon exercise.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: May 8, 2009	/s/ Michael J. McGuire
	Name:	Michael J. McGuire
	Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.