Form 10-Q
period 2009-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2009-05-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of May 6, 2009

Ordinary Shares — $1.00 par value	57,484,817

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS

Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,305,236 and $4,047,368 at March 31, 2009 and December 31, 2008)	$4,125,770	$3,875,137
Short-term investments, available for sale at fair value (amortized cost: $140,190 and $111,322 at March 31, 2009 and December 31, 2008)	140,175	111,333
Preferred equity securities, available for sale at fair value (amortized cost: $16,848 and $26,003 at March 31, 2009 and December 31, 2008)	16,770	25,360
Other investments, under the equity method	285,853	284,263

Total investments	4,568,568	4,296,093
Cash and cash equivalents	893,022	1,061,994
Premiums receivable, net	1,017,619	609,387
Deferred acquisition costs	157,670	160,870
Securities lending collateral	120,321	112,940
Prepaid reinsurance premiums	282,981	149,591
Losses recoverable	345,978	557,834
Accrued investment income	24,509	30,872
Goodwill and intangible assets	198,447	200,791
Deferred tax asset	32,685	20,691
Receivable on pending investments sales	97,072	3,104
Other assets	58,547	68,303

Total assets	$7,797,419	$7,272,470

LIABILITIES

Reserve for losses and loss expenses	$3,154,374	$3,235,456
Reserve for unearned premiums	1,222,792	885,488
Deposit liabilities	54,712	58,622
Reinsurance balances payable	347,494	233,561
Securities lending payable	122,800	115,603
Debt	447,370	447,468
Payable on pending investment purchases	113,007	9
Other liabilities	81,330	88,980

Total liabilities	5,543,879	5,065,187

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – $1.00 par value, 8,000,000 issued and outstanding (2008 – 8,000,000); aggregate liquidation preference $200,000 (2008 – $200,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 57,473,048 issued and outstanding (2008 – 57,203,454)	57,473	57,203
Additional paid-in capital	1,022,773	1,029,363
Accumulated other comprehensive loss	(140,139)	(132,665)
Retained earnings	1,305,433	1,245,382

Total shareholders’ equity	2,253,540	2,207,283

Total liabilities and shareholders’ equity	$7,797,419	$7,272,470

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenues
Gross premiums written	$783,306	$868,591
Ceded premiums written	(200,391)	(227,804)

Net premiums written	582,915	640,787
Change in unearned premiums	(204,640)	(268,744)

Net premiums earned	378,275	372,043
Net investment income	64,550	46,878
Net realized investment losses	(8,885)	(11,484)
Other underwriting income (loss)	3,597	(740)

Total revenues	437,537	406,697

Expenses
Net losses and loss expenses	220,136	189,502
Acquisition expenses	68,274	74,374
General and administrative expenses	60,257	50,044
Amortization of intangibles	2,588	2,688
Net foreign exchange (gains) losses	(62)	3,107
Interest expense	7,555	7,534

Total expenses	358,748	327,249

Income before income taxes	78,789	79,448
Income tax expense	(492)	(1,637)

Net income	78,297	77,811

Preferred dividends	(3,875)	(3,875)

Net income available to common and participating common shareholders	$74,422	$73,936

Comprehensive income
Net income	$78,297	$77,811
Other comprehensive (loss) income
Net unrealized holding losses on investments arising during the period (net of applicable deferred income taxes $2,804 and ($1,102) for the three months ended March 31, 2009 and 2008)	(12,546)	(4,582)
Foreign currency translation adjustments	(3,835)	(1,944)
Reclassification adjustment for net realized losses included in net income	8,885	11,484
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22

Other comprehensive (loss) income	(7,474)	4,980

Comprehensive income	$70,823	$82,791

Per share data
Basic earnings per common share	$1.30	$1.23

Diluted earnings per common share	$1.24	$1.13

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	57,203	60,364
Issuance of common shares	477	478
Repurchase of common shares	(207)	(744)

Balance, end of period	57,473	60,098

Additional paid-in capital
Balance, beginning of period	1,029,363	1,165,300
Issuance of common shares	(240)	(20)
Repurchase of common shares and share equivalents	(8,891)	(39,775)
Issuance of restricted share units in lieu of dividends	2	5
Public offering and registration costs	(26)	(44)
Settlement of equity awards	(1,415)	(1,833)
Stock-based compensation expense	3,980	3,961

Balance, end of period	1,022,773	1,127,594

Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	4,363	33,393
Foreign currency translation adjustments	(3,835)	(1,944)

Balance, end of period	528	31,449

Unrealized holding (losses) gains on investments:
Balance, beginning of period	(134,732)	26,718
Net unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(3,661)	6,902

Balance, end of period	(138,393)	33,620

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,296)	(2,386)
Net change from current period hedging transactions, net of reclassification adjustment	22	22

Balance, end of period	(2,274)	(2,364)

Total accumulated other comprehensive (loss) income	(140,139)	62,705

Retained earnings
Balance, beginning of period	1,245,382	1,220,870
Net income	78,297	77,811
Issuance of restricted share units in lieu of dividends	(2)	(5)
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(14,369)	(15,024)

Balance, end of period	1,305,433	1,279,777

Total shareholders’ equity	$2,253,540	$2,538,174

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows provided by operating activities:
Net income	$78,297	$77,811
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net (discount) premium on investments	(3,335)	574
Amortization of other intangibles and depreciation	5,323	6,227
Net realized investment losses	8,885	11,484
Deferred taxes	(9,189)	(19,726)
Stock-based compensation expense	3,980	3,961
Equity in (earnings) loss of other investments	(10,454)	16,112
Premiums receivable, net	(408,232)	(98,219)
Deferred acquisition costs	3,200	(15,678)
Prepaid reinsurance premiums	(133,390)	(145,848)
Losses recoverable	211,856	36,689
Accrued investment income	6,363	4,893
Other assets	11,194	9,591
Reserve for losses and loss expenses	(81,082)	36,203
Reserve for unearned premiums	337,304	414,233
Deposit liabilities	(3,910)	(3,828)
Reinsurance balances payable	113,933	(205,226)
Other liabilities	(2,414)	13,485

Net cash provided by operating activities	128,329	142,738

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	698,392	491,542
Proceeds from sales of short term investments	1,232	—
Proceeds from sales of preferred equity securities	4,288	—
Proceeds from maturities and calls on fixed maturity investments	133,462	154,583
Proceeds from maturities and calls on short term investments	68,758	12,646
Proceeds from the redemption of other investments	8,864	219
Purchases of fixed maturity investments	(1,077,719)	(717,245)
Purchases of short term investments	(98,810)	—
Purchase of other investments	—	(27,550)
Purchases of fixed assets	(3,550)	(2,615)
Change in securities lending collateral received	(7,381)	(68,302)
Net cash paid for subsidiary acquisition	(244)	(16,608)

Net cash used in investing activities	(272,708)	(173,330)

Cash flows (used in) provided by financing activities:
Issuance of common shares	193	425
Repurchase of common shares	(9,098)	(40,519)
Change in securities lending collateral	7,197	68,302
Settlement of equity awards	(1,415)	(1,833)
Offering and registration costs paid	(375)	(380)
Proceeds from bank debt	33	—
Repayments of bank debt	(154)	—
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(14,637)	(15,278)

Net cash (used in) provided by financing activities	(22,131)	6,842

Effect of exchange rate changes on cash and cash equivalents	(2,462)	5,617

Net decrease in cash and cash equivalents	(168,972)	(18,133)
Cash and cash equivalents, beginning of period	1,061,994	567,825

Cash and cash equivalents, end of period	$893,022	$549,692

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
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries:

Operating Subsidiaries	Domicile
Endurance Specialty Insurance Ltd. (“Endurance Bermuda”)	Bermuda
Endurance Worldwide Insurance Limited (“Endurance U.K.”)	London
Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”)	Delaware
Endurance American Insurance Company (“Endurance American”)	Delaware
Endurance American Specialty Insurance Company (“Endurance American Specialty”)	Delaware
American Merchants Casualty Company (“American Merchants”)	Delaware
American Agri-Business Insurance Company and ARMtech Insurance Services, Inc. (together, “ARMtech”)	Texas
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as amended on May 8, 2009 (the “2008 Annual Report on Form 10-K”).
Certain reclassifications have been made for 2008 to conform to the 2009 presentation and have no impact on net income previously reported.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Investments
The amortized cost, fair value and related gross unrealized gains and losses on the Company’s securities classified as available for sale at March 31, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
MARCH 31, 2009	Cost	Gains	Losses	Fair Value
U.S. government and agencies securities	$698,142	$23,868	$(396)	$721,614
Non-U.S. government securities	285,930	14,330	(21)	300,239
Government/agency guaranteed corporate securities	565,427	3,007	(212)	568,222
Corporate securities	356,555	7,858	(16,032)	348,381
Mortgage-backed securities
Agency mortgage-backed securities	1,084,593	40,203	(848)	1,123,948
Non-agency mortgage-backed securities	1,078,079	672	(240,353)	838,398
Asset-backed securities	236,510	1,624	(13,166)	224,968

Total fixed maturity investments	$4,305,236	$91,562	$(271,028)	$4,125,770
Short term investments	140,190	—	(15)	140,175
Preferred equity securities	16,848	394	(472)	16,770

Total	$4,462,274	$91,956	$(271,515)	$4,282,715

		Gross	Gross
	Amortized	Unrealized	Unrealized
DECEMBER 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and agencies securities	$614,000	$43,772	$(24)	$657,748
Non-U.S. government securities	274,939	14,247	(21)	289,165
Government/agency guaranteed corporate securities	78,423	1,841	(25)	80,239
Corporate securities	518,513	5,920	(20,414)	504,019
Mortgage-backed securities
Agency mortgage-backed securities	1,145,281	35,137	(1,420)	1,178,998
Non-agency mortgage-backed securities	1,144,872	233	(228,312)	916,793
Asset-backed securities	271,340	11	(23,176)	248,175

Total fixed maturity investments	$4,047,368	$101,161	$(273,392)	$3,875,137
Short term investments	111,322	11	—	111,333
Preferred equity securities	26,003	—	(643)	25,360

Total	$4,184,693	$101,172	$(274,035)	$4,011,830

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
MARCH 31, 2009	Losses	Value	Losses	Value	Losses	Value
U.S. government and agencies securities	$(396)	$74,909	$—	$—	$(396)	$74,909
Non-U.S. government securities	(21)	20,644	—	—	(21)	20,644
Government/agency guaranteed corporate securities	(212)	194,658	—	—	(212)	194,658
Corporate securities	(9,587)	105,221	(6,445)	25,917	(16,032)	131,138
Mortgage-backed securities
Agency mortgage-backed securities	(439)	48,236	(409)	22,012	(848)	70,248
Non-agency mortgage-backed securities	(66,924)	328,416	(173,429)	472,449	(240,353)	800,865
Asset-backed securities	(5,257)	102,635	(7,909)	24,890	(13,166)	127,525

Total fixed maturity investments	$(82,836)	$874,719	$(188,192)	$545,268	$(271,028)	$1,419,987
Short term investments	(15)	50,882	—	—	(15)	50,882
Preferred equity securities	(472)	4,890	—	—	(472)	4,890

Total	$(83,323)	$930,491	$(188,192)	$545,268	$(271,515)	$1,475,759

At March 31, 2009, 590 available for sale securities were in an unrealized loss position. Of those, 237 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these securities was principally a result of credit spread widening. During the quarter ended March 31, 2009, the Company identified securities which were considered to be other-than-temporarily impaired and wrote down the cost of such securities to fair value at the time of impairment, resulting in realized losses of $12.1 million during the period.
At March 31, 2009, the remaining unrealized losses on the Company’s available for sale securities were primarily due to widening of credit spreads related to market illiquidity, rather than any actual credit losses on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
DECEMBER 31, 2008	Losses	Value	Losses	Value	Losses	Value
U.S. government and agencies securities	$(24)	$2,256	$—	$—	$(24)	$2,256
Non-U.S. government securities	(21)	7,574	—	—	(21)	7,574
Government/agency guaranteed corporate securities	(25)	29,975	—	—	(25)	29,975
Corporate securities	(16,538)	238,569	(3,876)	27,438	(20,414)	266,007
Mortgage-backed securities
Agency mortgage-backed securities	(566)	52,878	(854)	38,353	(1,420)	91,231
Non-agency Mortgage-backed securities	(177,498)	696,149	(50,814)	172,466	(228,312)	868,615
Asset-backed securities	(18,250)	222,316	(4,926)	20,848	(23,176)	243,164

Total fixed maturity investments	$(212,922)	$1,249,717	$(60,470)	$259,105	$(273,392)	$1,508,822
Short term investments	—	—	—	—	—	—
Preferred equity securities	(643)	2,745	—	—	(643)	2,745

Total	$(213,565)	$1,252,462	$(60,470)	$259,105	$(274,035)	$1,511,567

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
At December 31, 2008, the remaining unrealized losses on the Company’s available for sale securities were primarily due to widening of credit spreads related to market illiquidity, rather than any actual credit losses on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2008.
At March 31, 2009 and December 31, 2008, the Company held insurance enhanced bonds (asset-backed and municipal securities), in the amount of $29.4 and $30.3 million, respectively, which represented approximately 0.7% and 0.8% of our available for sale portfolio. At March 31, 2009, the overall credit quality of the insured bond portfolio had an average rating of “A” from Moody’s and “BBB” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Ba” by Moody’s and “BBB” by Standard & Poor’s. At March 31, 2009, the financial guarantors of the Company’s insurance enhanced bonds included Financial Guarantee Insurance Company ($10.7 million), Ambac Financial Group, Inc. ($10.0 million), Financial Security Assurance Inc. ($4.9 million), MBIA Insurance Corporation ($3.5 million), and Syncora Holdings Ltd. ($0.3 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Investments, cont’d.
At March 31, 2009 and December 31, 2008, the Company held $16.8 million and $25.4 million of perpetual preferred equity securities, respectively. The Company evaluated these preferred equity securities for potential impairment in a manner similar to the evaluation procedures utilized for its debt securities. In addition, the Company examined each security held for deterioration in the credit quality of the issuer to determine if the preferred equity securities held should be deemed impaired. Included in the $12.1 million of other-than-temporary impairments recognized during the quarter ended March 31, 2009 were $2.9 million of impairments related to the Company’s preferred equity securities.
The following table summarizes the composition of the available for sale portfolio by investment ratings assigned by rating agencies at March 31, 2009 and December 31, 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	March 31, 2009		December 31, 2008
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$721,614	16.9%	$657,748	16.4%
AAA / Aaa	3,019,790	70.5%	2,787,924	69.5%
AA / Aa	166,549	3.9%	163,718	4.1%
A / A	234,242	5.5%	327,829	8.2%
BBB	26,427	0.6%	29,902	0.7%
Below BBB	112,888	2.6%	43,776	1.1%
Not rated	1,205	0.0%	933	0.0%

Total	$4,282,715	100.0%	$4,011,830	100.0%

Contractual maturities of available for sale securities are shown below as of March 31, 2009 and December 31, 2008. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009		December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$265,787	$266,547	$216,788	$217,393
Due after one year through five years	1,157,729	1,177,986	890,635	916,957
Due after five years through ten years	521,747	527,187	365,577	375,824
Due after ten years	117,829	123,681	150,200	157,690
Mortgage-backed securities
Agency mortgage-backed securities	1,084,593	1,123,948	1,145,281	1,178,998
Non-agency mortgage-backed securities	1,078,079	838,398	1,144,872	916,793
Asset-backed securities	236,510	224,968	271,340	248,175

Total	$4,462,274	$4,282,715	$4,184,693	$4,011,830

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Investments, cont’d.
The components of net investment income for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Available for sale investments	$56,453	$62,734
Other investments	10,455	(16,112)
Cash and cash equivalents	397	2,585

	$67,305	$49,207
Investment expenses	(2,755)	(2,329)

Net investment income	$64,550	$46,878

The components of net realized investment losses for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Gross realized gains	$20,898	$6,046
Gross realized losses excluding other-than-temporary impairments	(17,657)	(3,222)
Other-than-temporary impairment losses	(12,126)	(14,308)

Net realized investment losses	$(8,885)	$(11,484)

In addition to the Company’s available for sale investment portfolio, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under Other Investments. At March 31, 2009 and December 31, 2008, the Company had invested, net of capital returned, a total of $317.7 million and $326.5 million, respectively, in the Funds. At March 31, 2009 and December 31, 2008, the carrying value of the Funds was $285.9 million and $284.3 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Note 7).
The Company also participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically in cash, which the Company separately maintains. The Company invests such cash collateral in other securities. Beginning in the first quarter of 2008, the Company restricted the investment of cash collateral in its securities lending program to overnight repurchase agreements for any new collateral received. Previously, the Company allowed investments in U.S. Treasuries, U.S. government agencies securities, mortgage-backed securities, asset-backed securities and corporate fixed maturity investments. At March 31, 2009, the cash collateral was invested in overnight repurchase agreements, bank notes, debentures and senior credit card and auto asset-backed investments. Securities with an estimated fair value of $120.5 million and $112.6 million were on loan under the program at March 31, 2009 and December 31, 2008, respectively. The Company was liable for cash collateral under the Company’s control of $122.8 million and $115.6 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the fair value of the investments purchased with the cash collateral received from the borrower was $120.3 million and $112.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa1” by Moody’s and “AA” by Standard & Poor’s. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Fair value measurement
The following table sets forth the Company’s available for sale investments categorized by level in which the fair value measurements fall, on a recurring basis at March 31, 2009 as defined and required by Statement of Financial Accounting Standards 157, “Fair Value Measurement.”

		Fair Value Measurements at March 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$721,614	$172,171	$549,443	$—
Non-U.S. government securities	300,239	—	300,239	—
Government/agency guaranteed corporate securities	568,222	—	568,222	—
Corporate securities	348,381	—	348,381	—
Mortgage-backed securities
Agency mortgage-backed securities	1,123,948	—	1,123,948	—
Non-agency mortgage-backed securities	838,398	—	836,061	2,337
Asset-backed securities	224,968	—	224,968	—

Total fixed maturity investments	$4,125,770	$172,171	$3,951,262	$2,337
Short term investments	140,175	—	140,175	—
Preferred equity securities	16,770	—	16,770	—

Total	$4,282,715	$172,171	$4,108,207	$2,337

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Fair value measurement, cont’d
The following table sets forth the Company’s available for sale investments categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2008:

		Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$657,748	$48,464	$609,284	$—
Non-U.S. government securities	289,165	—	289,165	—
Government/agency guaranteed corporate securities	80,240	—	80,240	—
Corporate securities	504,018	—	502,388	1,630
Mortgage-backed securities
Agency mortgage-backed securities	1,178,998	—	1,178,998	—
Non-agency mortgage-backed securities	916,793	—	912,825	3,968
Asset-backed securities	248,175	—	248,175	—

Total fixed maturity investments	$3,875,137	$48,464	$3,821,075	$5,598
Short term investments	111,333	—	111,333	—
Preferred equity securities	25,360	—	25,360	—

Total	$4,011,830	$48,464	$3,957,768	$5,598

The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at March 31, 2009 and December 31, 2008, respectively:

Fair Value Measurements at March 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$120,321	—	$120,321	—

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Fair value measurement, cont’d

Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$112,940	—	$112,940	—

The following table presents a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2009:

Total

Level 3 as of January 1, 2009	$5,598
Total net realized and unrealized (losses) gains:
Included in earnings	(326)
Included in other comprehensive loss	13
Purchases, issuances and settlements	(10)
Net transfers out of Level 3	(2,938)

Level 3 as of March 31, 2009	$2,337

There were no losses on Level 3 securities representing realized losses due to other-than-temporary impairments included in earnings (net realized investment losses) for the three months ended March 31, 2009.
At March 31, 2009 and December 31, 2008, the fair value of the Company’s senior notes was $311.0 million and $334.2 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Earnings per share
On January 1, 2009, Endurance Holdings adopted Financial Accounting Standards Board (“FASB”) Financial Staff Position (“FSP”) Emerging Issues Task Force Issue (“EITF”) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies which securities are to be considered participating securities prior to vesting and as such included in the calculation of earnings per share under the “two-class” method. Applying the guidance included in EITF 03-06-1 and Statement of Financial Accounting Standard No. 128, “Earnings per Share,” the Company’s unvested restricted shares, which receive cash dividends, are considered participating and referred to below as “participating common shares.” Basic and diluted earnings per share shown below have been calculated based on the two-class method.
The two-class method is an earnings allocation formula that determines earnings per share for the common shareholders of Endurance Holdings’ ordinary shares and class A shares (collectively referred to as “common shares”) and participating common shares according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. The remaining undistributed earnings are allocated to the common and participating shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.
Basic weighted average shares outstanding for common shares include fully vested restricted share units. Weighted average shares outstanding for common shares include the dilutive potential of securities outstanding, excluding securities that are considered to be participating, during the period of calculation using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Earnings per share, cont’d

	2009	2008
Numerator:
Net Income	$78,297	$77,811
Less preferred dividends	(3,875)	(3,875)

Net Income available to common and participating common shareholders	$74,422	$73,936
Less amount allocated to participating common shareholders(1)	(1,385)	(1,304)

Net income allocated to common shareholders	$73,037	$72,632

Denominator:
Weighted average shares — basic
Outstanding	56,258,821	58,709,444
Vested restricted share units	43,127	113,909

Weighted average shares — basic	56,301,948	58,823,353

Share equivalents:
Variable delivery forward	—	—
Unvested restricted share units	—	—
Warrants	2,037,403	4,240,693
Options	667,871	1,109,460

Weighted average shares — diluted	59,007,222	64,173,506

Basic earnings per common share	$1.30	$1.23

Diluted earnings per common share	$1.24	$1.13

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating under EITF 03-06-1.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on February 26, 2009 (2008 — $0.484375). The preferred share dividend was paid on March 16, 2009 to shareholders of record on March 6, 2009. Endurance Holdings also declared a dividend of $0.25 per common share on February 26, 2009 (2008 — $0.25). The dividend was paid on March 31, 2009 to shareholders of record on March 17, 2009.

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

Dividends declared per preferred share	$0.484375	$0.484375

Dividends declared per common share	$0.25	$0.25

5.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Stock-based employee compensation and other stock plans, cont’d.
No options were granted during the quarters ended March 31, 2009 and 2008. No options were exercised during the quarter ended March 31, 2009. The intrinsic value of options exercised during the quarter ended March 31, 2008 was $0.3 million for which the Company received proceeds of $0.4 million. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the quarters ended March 31, 2009 and 2008. There were no options vested during the quarters ended March 31, 2009 and 2008. There were no unrecognized stock-based compensation expenses related to unvested stock options at March 31, 2009 and 2008.
During the quarter ended March 31, 2009, the Company granted an aggregate of 283,605 (2008 — 480,168) restricted shares and restricted share units with weighted average grant date fair values of $6.4 million (2008 — $18.8 million). During the quarter ended March 31, 2009, the aggregate fair value of restricted shares and restricted share units that vested was $7.1 million (2008 — $3.4 million). For the quarter ended March 31, 2009, compensation costs recognized in earnings for all restricted shares and restricted share units were $4.0 million (2008 — $4.0 million). At March 31, 2009, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $17.0 million (2008 — $28.0 million).
The Company also has an Employee Share Purchase Plan and a Sharesave Scheme under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. Total expenses related to the Company’s Employee Share Purchase Plan and Sharesave Scheme were approximately $57,200 (2008 — $43,300) for the quarter ended March 31, 2009.
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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2009:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$522,214	$263,378	$(2,286)	$783,306
Ceded premiums written	(199,784)	(607)	—	(200,391)

Net premiums written	322,430	262,771	(2,286)	582,915

Net premiums earned	180,674	198,475	(874)	378,275
Other underwriting income	2,959	—	638	3,597

	183,633	198,475	(236)	381,872

Expenses
Net losses and loss expenses	98,804	121,422	(90)	220,136
Acquisition expenses	24,841	42,940	493	68,274
General and administrative expenses	29,759	30,498	—	60,257

	153,404	194,860	403	348,667

Underwriting income (loss)	$30,229	$3,615	$(639)	$33,205

Net loss ratio	54.7%	61.2%	10.3%	58.2%
Acquisition expense ratio	13.7%	21.6%	(56.4)%	18.1%
General and administrative expense ratio	16.5%	15.4%	—	15.9%

Combined ratio	84.9%	98.2%	(46.1)%	92.2%

Reserve for losses and loss expenses	$1,576,803	$1,629,582	$(52,011)	$3,154,374

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$585,134	$285,478	$(2,021)	$868,591
Ceded premiums written	(228,993)	1,189	—	(227,804)

Net premiums written	356,141	286,667	(2,021)	640,787

Net premiums earned	167,982	205,735	(1,674)	372,043
Other underwriting loss	—	—	(740)	(740)

	167,982	205,735	(2,414)	371,303

Expenses
Net losses and loss expenses	130,950	61,202	(2,650)	189,502
Acquisition expenses	23,117	51,157	100	74,374
General and administrative expenses	20,561	29,483	—	50,044

	174,628	141,842	(2,550)	313,920

Underwriting (loss) income	$(6,646)	$63,893	$136	$57,383

Net loss ratio	78.0%	29.7%	158.3%	50.9%
Acquisition expense ratio	13.8%	24.9%	(6.0)%	20.0%
General and administrative expense ratio	12.2%	14.3%	—	13.5%

Combined ratio	104.0%	68.9%	152.3%	84.4%

Reserve for losses and loss expenses	$1,261,637	$1,766,183	$(99,393)	$2,928,427

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.
The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2009 and 2008:

	2009	2008

Total underwriting income	$33,205	$57,383
Net investment income	64,550	46,878
Net foreign exchange gains (losses)	62	(3,107)
Net realized investment losses	(8,885)	(11,484)
Amortization of intangibles	(2,588)	(2,688)
Interest expense	(7,555)	(7,534)

Income before income taxes	$78,789	$79,448

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
6.	Segment reporting, cont’d.
The following table provides gross premiums written, by line of business, for the three months ended March 31, 2009 and 2008:

Business Segment	2009	2008

Insurance
Property	$27,751	$31,183
Casualty	30,624	25,124
Healthcare Liability	19,713	16,492
Workers’ Compensation	30,579	83,480
Agriculture	378,410	413,419
Professional Lines	35,137	15,436

Total Insurance	522,214	585,134

Reinsurance
Casualty	75,494	69,301
Property	36,879	36,248
Catastrophe	109,448	105,234
Agriculture	4,859	10,911
Aerospace and Marine	12,312	36,536
Surety and Other Specialty	24,386	27,248

Total Reinsurance	263,378	285,478

Subtotal business segments	$785,592	$870,612
Deposit accounting(1)	(2,286)	(2,021)

Total	$783,306	$868,591

(1)	Reconciles gross premiums written to the Company’s financial statement presentation.
7.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at March 31, 2009 and December 31, 2008 amounted to $346.0 million and $557.8 million, respectively. At March 31, 2009, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poors.
Major production sources. The following table shows the percentage of gross premiums written before deposit accounting adjustments generated through the Company’s largest brokers for the periods ended March 31, 2009 and March 31, 2008, respectively:

Broker	2009	2008

Aon Benfield(1)	14.0%	14.1%
Marsh & McLennan Companies, Inc.	11.1%	9.6%
Willis Companies	5.1%	4.7%

Total of largest brokers	30.2%	28.4%

(1) On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The above table shows the gross premium brokered by these entities on a consolidated basis for all years presented.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Commitments and contingencies, cont’d.
Letters of credit. As of March 31, 2009, the Company had issued letters of credit of $613.6 million (December 31, 2008 — $635.5 million) under its credit facility in favor of certain ceding companies.
Investment commitments. As of March 31, 2009 and December 31, 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $149.6 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2009 and December 31, 2008, the Company had also pledged $683.2 million and $591.9 million of its fixed maturity investments as collateral for $613.6 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2009 and December 31, 2008, cash and fixed maturity investments with fair values of $347.4 million and $234.8 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $13.7 million and $14.2 million were on deposit with Canadian regulators, respectively.
The Company was subject to certain commitments with respect to other investments at March 31, 2009 and December 31, 2008. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. The Company requested redemptions of $10.2 million at March 31, 2009 to be received during 2009 subject to each Fund’s discretion on the next available redemption date (December 31, 2008 — $15.2 million). Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2009 of $100.1 million (December 31, 2008 — $69.7 million) of its other investments held at March 31, 2009. In addition, as of March 31, 2009, the Company was committed to investing a further $1.7 million (December 31, 2008 — $1.7 million) in various investment funds classified as other investments.
Reinsurance commitments. In the ordinary course of business, the Company enters into reinsurance agreements which may include terms that could require the Company to collateralize certain of its obligations as a result of certain triggering events, as defined in such agreements.
Employment agreements. The Company has entered into employment agreements with certain officers that provide for equity incentive awards, executive benefits and severance payments under certain circumstances.
Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2009 are as follows:

Twelve Months Ended March 31,	Amount

2010	$10,909
2011	10,843
2012	11,152
2013	11,193
2014	7,930
2015 and thereafter	20,073

$72,100

Total rent expense under operating leases for the three months ended March 31, 2009 was $2.7 million (2008 — $2.7 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Commitments and contingencies, cont’d.
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
In February 2008, the FASB issued FSP SFAS 157-2 “Effective Date of FASB Statement No. 157,” which permitted a one-year deferral of the application of SFAS 157 to non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 with no impact on its results of operations and financial condition.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Lives of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. FSP 142-3 was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted FSP 142-3 as of January 1, 2009. The Company’s adoption of FSP 142-3 had no impact on its results of operations and financial condition.
In June 2008, the FASB issued EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies which securities are to be considered participating securities prior to vesting and as such included in the calculation of earnings per share under the two-class method. EITF 03-06-1 was effective for the Company as of January 1, 2009 and required retrospective adjustment of all prior period earnings per share data presented. The Company adopted EITF 03-06-1 for all periods beginning January 1, 2009. EITF 03-06-1 resulted in a change to the Company’s calculation of earnings per share, which were previously calculated based on the treasury stock method and are now calculated using the two-class method. The impact of changing from the treasury stock method to the two-class method of calculating earnings per share resulted in a decrease of $0.02 on basic earnings per common share and a decrease of $0.01 on diluted earnings per common share for the three months ended March 31, 2009. Amounts for the period ended March 31, 2008 have been restated to reflect this change, which resulted in a decrease of $0.03 on basic earnings per common share and a decrease of $0.02 on diluted earnings per common share. See Footnote 4 above.
In June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which established criteria for evaluation of an instrument including assessing the instrument’s contingent exercise provisions, if any, and the instrument’s settlement provisions in order to conclude if such an instrument is indexed to an entity’s own stock. EITF No. 07-05 was effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted EITF No. 07-05 for all periods beginning January 1, 2009. The adoption of EITF No. 07-05 did not have a material impact on the Company’s financial condition or results of operations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Recent accounting pronouncements, cont’d.
On April 9, 2009, the FASB released the following FSPs:
•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value Instruments,” which amends SFAS No 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No.28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

•	FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have significantly decreased and identifying Transactions that are not Orderly,” which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate where a transaction is not orderly and allows the use of alternative valuation methods to determine fair value when a transaction is determined not to be orderly.
Each FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt these FSPs and is currently evaluating the impact of these FSPs on its results of operations and financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three month period ended March 31, 2009 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as amended on May 8, 2009 (the “2008 Annual Report on Form 10-K”).
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2008 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion and analysis as the “Company.”
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
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2008 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations — For the Three Month Periods Ended March 31, 2009 and 2008
The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2009 and 2008, which are summarized below:

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$783,306	$868,591	(9.8%)

Net premiums written	582,915	640,787	(9.0%)

Net premiums earned	378,275	372,043	1.7%
Net investment income	64,550	46,878	37.7%
Net realized investment losses	(8,885)	(11,484)	(22.6%)
Other underwriting income (loss)	3,597	(740)	NM (2)

Total revenues	437,537	406,697	7.6%

Expenses
Losses and loss expenses	220,136	189,502	16.2%
Acquisition expenses	68,274	74,374	(8.2%)
General and administrative expenses	60,257	50,044	20.4%
Amortization of intangibles	2,588	2,688	(3.7%)
Net foreign exchange (gains) losses	(62)	3,107	NM (2)
Interest expense	7,555	7,534	0.3%
Income tax expense	492	1,637	(69.9%)

Net income	$78,297	$77,811	0.6%

Net loss ratio	58.2%	50.9%	7.3
Acquisition expense ratio	18.1%	20.0%	(1.9)
General and administrative expense ratio	15.9%	13.5%	2.4

Combined ratio	92.2%	84.4%	7.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended March 31, 2009 were $783.3 million, a decrease of $85.3 million, or 9.8%, compared to the same period in 2008. Net written premiums in the three months ended March 31, 2009 were $582.9 million, a decrease of $57.9 million, or 9.0%. The decrease in net premiums written was attributable primarily to declines in workers’ compensation premiums written in the Insurance segment. The Company ceased underwriting business in its workers’ compensation line during the first quarter of 2009. In addition, net premiums written declined in the agriculture, aerospace and marine, and surety and other specialty lines of the Reinsurance segment primarily due to non-renewals of business which failed to meet the Company’s underwriting standards. The decline in net premiums written was partially offset by growth in premiums written within the Insurance segment’s property, casualty, healthcare liability, agriculture and professional lines and the Reinsurance segment’s catastrophe, property and casualty lines of business.

Net premiums earned for the three months ended March 31, 2009 were $378.3 million, an increase of $6.2 million, or 1.7%, from the first quarter of 2008. The increase in net premiums earned resulted principally due to the continued earning of property and agriculture insurance premiums written in prior periods, partially offset by declines in current premiums written.
Net Investment Income
Endurance’s net investment income of $64.6 million increased 37.7% or $17.7 million for the quarter ended March 31, 2009 as compared to the same period in 2008. During the first quarter of 2009, the Company’s alternative investments and high yield funds, included in other investments generated a positive return of $10.5 million compared to a loss of $16.1 million in the first quarter of 2008. Investment income generated by the Company’s fixed maturity investments declined by $5.3 million in the current period compared with the same period in 2008 due to lower reinvestment rates during the current quarter. The Company’s cash and cash equivalents and investments held at March 31, 2009 increased 3.0% compared to March 31, 2008 as a result of positive net operating cash flows throughout 2008 and the first quarter of 2009. Investment expenses, including investment management fees, for the first quarter of 2009 were $2.8 million compared to $2.3 million for the same period in 2008.
The annualized net earned yield, total return of the investment portfolio, market yield and portfolio duration for and as of March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Annualized net earned yield(1)	4.63%	3.40%
Total return on investment portfolio(2)	0.95%	0.75%
Market yield(3)	5.00%	4.68%
Portfolio duration(4)	2.06	3.01

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed maturity investments held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed maturity investments held by the Company’s investment managers.
During the first quarter of 2009, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 73 basis points range, with a high of 2.08% and a low of 1.35%. Investment grade corporate and agency structured security spreads narrowed approximately 18 and 6 basis points, respectively, during the quarter ended March 31, 2009. During the quarter ended March 31, 2009, the Company reduced its exposures to certain corporate issues, and through the reinvestment of sales proceeds, portfolio returns and operating cash flows, increased its allocation to government guaranteed corporate securities. The duration of the fixed income portfolio, which includes fixed maturity investments, short term investments and preferred equity securities, has decreased compared to March 31, 2008 primarily due to the increased allocation to cash and cash equivalents, short term investments and the purchase of shorter duration government guaranteed corporate securities.

Net Realized Investment Losses
Our investment portfolio is managed to preserve capital and liquidity while generating attractive risk adjusted returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2009 were $703.9 million compared to $491.5 million during the three months ended March 31, 2008. Realized investment gains and losses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(U.S. dollars in thousands)
Gross realized gains	$20,898	$6,046
Gross realized losses excluding other-than-temporary impairments	(17,657)	(3,222)
Other-than-temporary impairment losses	(12,126)	(14,308)

Net realized investment losses	$(8,885)	$(11,484)

During the three months ended March 31, 2009, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered how long the securities had been in a loss position, the expected maturity of the investments, the significance of the decline, the financial condition of the issuer, the security’s structure and ability to continue to pay interest and return principal upon maturity or via prepayments and the Company’s intent and ability to hold such investments for a period of time sufficient for the recovery of value. The unrealized loss position of securities considered to be other-than-temporarily impaired was principally a result of credit spread widening and deterioration of global economic conditions. Consequently, the book value of such securities was written down to fair value, and the Company recognized a realized loss on these securities. For a more detailed description of the Company’s investment accounting policy, see the 2008 Annual Report on Form 10-K.
As of March 31, 2009, the Company continued to maintain an investment portfolio with an average credit rating of AAA. The Company’s investment portfolio consists of both mortgage-backed and asset-backed securities, which comprised 40.2% of total invested assets, including pending securities transactions, fixed maturity investments, short term investments, preferred equity securities, cash and cash equivalents and other investments, at March 31, 2009. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At March 31, 2009, the Company’s portfolio held no sub-prime mortgage exposure and the Company’s Alt-A exposure represented 1.7% of the Company’s fixed maturity investments. Of the Company’s Alt-A exposure, 84.8% are fixed rate securities. In the first quarter of 2009, the Company’s investment portfolio experienced rating downgrades during the quarter, on securities with fair values of approximately $189 million and amortized costs of approximately $240 million as of March 31, 2009, primarily within its non agency mortgage-backed securities holdings.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended March 31, 2009, there were no significant catastrophic events that impacted the Company’s net loss ratio, although there were numerous small events that occurred, resulting in an increase in attritional loss estimates compared to the first quarter of 2008.

Losses from claims related to prior accident years were lower than expected, resulting in the reserves for losses and loss expenses held by the Company for those accident years being moderately redundant. During the quarters ended March 31, 2009 and 2008, the Company’s previously estimated ultimate losses for prior accident years were reduced by $39.3 million and $41.0 million, respectively. The overall net reduction in the Company’s estimated losses for prior accident years experienced in the first quarter of 2009 was in all lines of business in the Insurance segment and in the short tail and other lines of business in the Reinsurance segment.
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
Acquisition Expenses
The decrease in the acquisition expense ratio for the three months ended March 31, 2009 compared to the same period of 2008 was primarily due to lower profit commissions associated with increased loss estimates for the property line of business within the Reinsurance segment.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the first quarter of 2009 increased as compared to the same period in 2008, primarily due to increases in direct general and administrative expenses recorded in the Company’s agriculture insurance line as a result of strategic employee additions to meet increased policy counts and claims servicing requirements and the reduction in third party commissions and expense reimbursement offsets due to decreases in the U.S. Federal crop insurance administrative and operating reimbursements. At March 31, 2009, the Company had a total of 776 employees as compared to 733 employees at March 31, 2008.
Net Income
The Company’s net income for the three months ended March 31, 2009 of $78.3 million was generally consistent with the net income of $77.8 million recorded within the three months ended March 31, 2008.
Reserve for Losses and Loss Expenses
In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several calendar quarters while long tail business would emerge over many years. The Company’s only short tail line of business in the Insurance segment is its property line. The Company’s long tail lines of business in the Insurance segment are casualty, healthcare liability, workers’ compensation and professional lines. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, marine, aerospace and surety. The Company’s long tail line of business in the Reinsurance segment is the casualty line of business. Within the Company’s Insurance and Reinsurance segments, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as “other” in the tables below.

As of March 31, 2009, the Company had accrued losses and loss expenses reserves of $3.2 billion (December 31, 2008 — $3.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three month periods ended March 31, 2009 and 2008, the Company paid losses and loss expenses of $77.0 million and $127.9 million, including deposit accounting adjustments, respectively.
As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report on Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report on Form 10-K.
Losses and loss expenses for the three months ended March 31, 2009 are summarized as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$15,308	$(13,419)	$1,889
Long tail	76,412	(12,654)	63,758
Other	43,882	(10,725)	33,157

Total Insurance	135,602	(36,798)	98,804

Reinsurance:
Short tail	86,868	(4,594)	82,274
Long tail	34,164	3,955	38,119
Other	3,266	(2,237)	1,029

Total Reinsurance	124,298	(2,876)	121,422

Deposit accounting(1)	(446)	356	(90)

Totals	$259,454	$(39,318)	$220,136

(1)	Reconciles the Company’s incurred losses by segment to the Company’s financial statement presentation.

Losses and loss expenses for the three months ended March 31, 2009 included $39.3 million in favorable development of reserves relating to prior accident years. This favorable development benefited the Company’s reported net loss ratio by approximately 10.4 percentage points. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all lines of business included within the Insurance segment and in the short tail and other lines of business in the Reinsurance segment. For the three months ended March 31, 2009, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.
Insurance
Short Tail Insurance. For the three months ended March 31, 2009, the favorable loss emergence in the short tail insurance reserve category was primarily due to lower than expected claims reported related to the property line of business.
Long Tail Insurance. For the three months ended March 31, 2009, favorable loss emergence in the long tail insurance reserve category was due to lower than expected loss activity, primarily within the healthcare liability, professional lines and casualty lines of business.
Other Insurance. Lower than anticipated agriculture claims settlements for the 2008 crop year resulted in a reduction in prior years estimated loss and loss expenses within this reserve category for the three months ended March 31, 2009.
Reinsurance
Short Tail Reinsurance. For the three months ended March 31, 2009, the Company recorded a modest amount of favorable loss emergence in the short tail reinsurance reserve category. This was due to lower than expected claims reported within the surety, aerospace, and catastrophe lines of business partially offset by the higher than expected loss activity within the property line of business.
Long Tail Reinsurance. For the three months ended March 31, 2009, the Company recorded a modest amount of unfavorable loss emergence in the long tail reinsurance reserve category. This was primarily due to higher than expected claims reported within the casualty line of business.
Other Reinsurance. There was a modest amount of favorable prior year loss reserve development related to this reserve category for the three months ended March 31, 2009 primarily due to favorable loss settlement activity within certain specialty lines of business including special accounts and personal accident contracts.

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
Other Reinsurance. There was a modest amount of favorable prior year loss reserve development related to this reserve category for the three months ended March 31, 2008 primarily due to favorable loss settlement activity within certain specialty lines of business including self-insured and special accounts contracts included within this reserve category.
Reserves for losses and loss expenses were comprised of the following at March 31, 2009:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$40,545	$40,906	$81,451
Long tail	201,506	1,092,256	1,293,762
Other	104,680	96,910	201,590

Total Insurance	346,731	1,230,072	1,576,803

Reinsurance:
Short tail	434,687	290,328	725,015
Long tail	253,475	576,218	829,693
Other	6,650	68,224	74,874

Total Reinsurance	694,812	934,770	1,629,582

Deposit accounting(1)	(23,799)	(28,212)	(52,011)

Totals	$1,017,744	$2,136,630	$3,154,374

(1)	Reconciles the Company’s reserve for losses and loss expenses to the Company’s financial statement presentation.
Reserves for losses and loss expenses were comprised of the following at December 31, 2008:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$59,346	$37,429	$96,775
Long tail	163,633	1,078,095	1,241,728
Other	250,278	70,076	320,354

Total Insurance	473,257	1,185,600	1,658,857

Reinsurance:
Short tail	463,494	277,319	740,813
Long tail	239,510	578,723	818,233
Other	6,535	68,238	74,773

Total Reinsurance	709,539	924,280	1,633,819

Deposit accounting(1)	(25,861)	(31,359)	(57,220)

Totals	$1,156,935	$2,078,521	$3,235,456

(1)	Reconciles the Company’s reserve for losses and loss expenses to the Company’s financial statement presentation.

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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$522,214	$585,134	(10.8%)
Ceded premiums written	(199,784)	(228,993)	(12.8%)

Net premiums written	322,430	356,141	(9.5%)

Net premiums earned	180,674	167,982	7.6%
Other underwriting income	2,959	—	NM (2)

	183,633	167,982	9.3%

Expenses
Losses and loss expenses	98,804	130,950	(24.5%)
Acquisition expenses	24,841	23,117	7.5%
General and administrative expenses	29,759	20,561	44.7%

	153,404	174,628	(12.2%)

Underwriting income (loss)	$30,229	$(6,646)	NM (2)

Net loss ratio	54.7%	78.0%	(23.3)
Acquisition expense ratio	13.7%	13.8%	(0.1)
General and administrative expense ratio	16.5%	12.2%	4.3

Combined ratio	84.9%	104.0%	(19.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums. Gross premiums written for the first quarter of 2009 in the Insurance segment decreased by $62.9 million over the first quarter of 2008. Gross and net premiums written for each line of business in the Insurance segment for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31, 2009		March 31, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Property	$27,751	$17,487	$31,183	$15,003
Casualty	30,624	17,880	25,124	15,113
Healthcare Liability	19,713	17,209	16,492	16,492
Workers’ Compensation	30,579	16,929	83,480	75,906
Agriculture	378,410	223,303	413,419	222,400
Professional Lines	35,137	29,622	15,436	11,227

Total	$522,214	$322,430	$585,134	$356,141

The decrease in the Insurance segment’s net premiums written for the three months ended March 31, 2009 compared to 2008 was driven by declines in net workers’ compensation premiums written of $59.0 million. Based on current pricing considerations, increased competition and projected future loss trends, the Company ceased underwriting business in its workers’ compensation line during the three months ended March 31, 2009. The decline in net premiums written in the workers’ compensation line was partially offset by growth in the property, casualty, healthcare liability, agriculture and professional lines. Agriculture insurance writings are seasonal in nature with the majority of net premiums written recorded in the first and third quarters of the year.

The net premiums earned by the Company in the Insurance segment in the three months ended March 31, 2009 increased compared to 2008, primarily due to the continued earning of premiums written in prior periods.
Net Losses and Loss Expenses. The decrease in the net loss ratio in the Company’s Insurance segment for the three months ended March 31, 2009 compared to the same period in 2008 reflected higher levels of favorable prior year loss reserve development. During the first quarter of 2009, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $36.8 million, which decreased the net loss ratio by 20.4 percentage points, as compared to reductions of $3.7 million, which decreased the net loss ratio by 2.2 percentage points, for the three months ended March 31, 2008. All lines of business in the Company’s Insurance segment experienced net reductions in estimated losses for prior accident years in the three months ended March 31, 2009 as claims have not materialized or were settled for lower amounts than were originally estimated.
Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment for the three months ended March 31, 2009 was consistent with the acquisition expense ratio for the three months ended March 31, 2008.
General and Administrative Expenses. The increase in general and administrative expenses in the Insurance segment for the first quarter of 2009 as compared to 2008 principally resulted due to additional direct general and administrative expenses recorded in the Company’s agriculture line due to strategic employee additions to meet increased policy counts and claims servicing requirements and the reduction in third party commissions and expense reimbursements, due to decreases in the U.S. Federal crop insurance administrative and operating reimbursements received by the Company.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the three months ended March 31, 2009 and 2008. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$263,378	$285,478	(7.7%)
Ceded premiums written	(607)	1,189	NM (2)

Net premiums written	262,771	286,667	(8.3%)

Net premiums earned	198,475	205,735	(3.5%)

Expenses
Losses and loss expenses	121,422	61,202	98.4%
Acquisition expenses	42,940	51,157	(16.1%)
General and administrative expenses	30,498	29,483	3.4%

	194,860	141,842	37.4%

Underwriting income	$3,615	$63,893	(94.3%)

Ratios
Loss ratio	61.2%	29.7%	31.5
Acquisition expense ratio	21.6%	24.9%	(3.3)
General and administrative expense ratio	15.4%	14.3%	1.1

Combined ratio	98.2%	68.9%	29.3

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums. In the first quarter of 2009, gross premiums written, including deposit premiums, in the Reinsurance segment decreased by 7.7% over the first quarter of 2008. Gross and net premiums written, including deposit premiums, for each line of business in the Reinsurance segment for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31, 2009		March 31, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Casualty	$75,494	$75,270	$69,301	$70,503
Property	36,879	36,879	36,248	36,220
Catastrophe	109,448	109,448	105,234	105,156
Agriculture	4,859	4,859	10,911	10,911
Aerospace and Marine	12,312	12,217	36,536	36,626
Surety and other specialty	24,386	24,098	27,248	27,251

Total	$263,378	$262,771	$285,478	$286,667

Net premiums written, including deposit premiums, in the Reinsurance segment for the first quarter of 2009 were $262.8 million compared to $286.7 million of premiums written in the same period in 2008. The decline in net premiums written in the Reinsurance segment for the current quarter compared to the same period in 2008 was primarily due to declines in premiums related to the marine, agriculture, and surety and other specialty lines due to non-renewals of contracts that no longer met the Company’s pricing and underwriting requirements. Partially offsetting these declines was modest growth in the Company’s property, catastrophe and aerospace lines due to pricing improvements and new business opportunities.

Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2009 decreased compared to the first quarter of 2008, due to the decrease in gross premiums written in this business segment in more recent periods.
Losses and Loss Expenses. The loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2009 increased compared to the first quarter of 2008 as a result of less favorable prior year loss reserve development recognized for the first quarter of 2009 as compared to 2008. The Company recorded $2.9 million or 1.5 percentage points of favorable prior year loss reserve development in the first quarter of 2009 compared to $35.5 million or 17.3 percentage points in the same quarter last year. During the first quarter of 2009, less favorable loss reserve development emanated from this segment’s short tail line of business compared to the first quarter of 2008. In addition to reduced favorable development year over year, the Company recorded higher attritional loss reserve estimates for the first quarter of 2009 in the Reinsurance segment’s property and marine lines of business to reflect the claims potential from a number of small events.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment decreased for the first quarter of 2009 as compared to the first quarter of 2008. The decrease in the acquisition expense ratio for the first quarter was generally due to lower profit commissions associated with increased loss ratios within the property line and overall shifts in the earned premium mix within the Reinsurance segment.
General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in the three months ended March 31, 2009 increased from the same period in 2008 primarily as a result of declines in overall premiums earned.
Deposit Accounting
For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the adjustments related to deposit accounted contracts to reconcile the Company’s segment results above to the Company’s consolidated financial statement presentation for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$(2,286)	$(2,021)	13.1%

Net premiums written	(2,286)	(2,021)	13.1%

Net premiums earned	(874)	(1,674)	(47.8%)
Other underwriting income (loss)	638	(740)	NM (2)

	(236)	(2,414)	(90.2%)

Expenses
Losses and loss expenses	(90)	(2,650)	(96.6%)
Acquisition expenses	493	100	393.0%
General and administrative expenses	—	—	—

	403	(2,550)	NM (2)

Underwriting (loss) income	$(639)	$136	NM (2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
During the three months ended March 31, 2009 and 2008, the Company recorded $2.3 million and $2.0 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit share commissions that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks that although having a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.
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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(U.S. dollars in thousands)
Total underwriting income	$33,205	$57,383
Net investment income	64,550	46,878
Net foreign exchange gains (losses)	62	(3,107)
Net realized investment losses	(8,885)	(11,484)
Amortization of intangibles	(2,588)	(2,688)
Interest expense	(7,555)	(7,534)

Income before income taxes	$78,789	$79,448

Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries and relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares and Series A Preferred Shares. There are restrictions on the payment of dividends by the Company’s insurance subsidiaries as described in more detail below.
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2009, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $313 million (December 31, 2008 — $339 million) without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and American Merchants are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are generally limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2008, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2009 without the prior approval of the applicable insurance regulator. At March 31, 2009, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.7 million and $3.5 million, respectively, without prior regulatory approval from the applicable regulators, during 2009. In addition, any dividends paid by Endurance American, Endurance American Specialty and American Merchants would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements imposed no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2009, Endurance U.K. did not have profits available for distributions.

The Company’s aggregate invested assets, including fixed maturity investments, short term investments, preferred equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2009 totaled $5.4 billion compared to aggregate invested assets of $5.4 billion as of December 31, 2008. There has been a modest increase in invested assets since December 31, 2008 which resulted from collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses, reinsurance premiums paid, general and administrative expenses paid, repurchases of the Company’s ordinary shares and realized losses in the investment portfolio. The decrease in cash flows from operations for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily a result of declines in premium collections during the three months ended March 31, 2009.
As of March 31, 2009 and December 31, 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $149.6 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2009 and December 31, 2008, the Company had also pledged $683.2 million and $591.9 million of its fixed maturity investments as collateral for $613.6 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2009 and December 31, 2008, cash and fixed maturity investments with fair values of $347.4 million and $234.8 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $13.7 million and $14.2 million were on deposit with Canadian regulators, respectively.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2009, absent the occurrence of one or more significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, exercise its variable equity forward contract or arrange for additional financing.
Under the Company’s amended and restated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion which expires May 8, 2012. As of March 31, 2009, there were no borrowings under this line of credit and letters of credits outstanding under the facility of $613.6 million.
Quantitative and Qualitative Information About Market Risk
Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed income portfolio, which includes fixed maturity investments, short term investments and preferred equity securities, is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio generally falls, and the converse is also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of managed assets and the current duration of the Company’s liabilities

(including reserves for losses and loss expenses) is approximately 3 years. The actual duration of the Company’s investment portfolio was 2.06 years at March 31, 2009. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of March 31, 2009, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and cash equivalents and fixed income portfolio of $5,175.7 million at March 31, 2009 would have been as follows:

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
March 31, 2009
Total market value	$5,270.6	$5,224.8	$5,175.7	$5,124.2	$5,070.5
Market value change from base	1.83%	0.95%	—	(1.00%)	(2.03%)
Change in unrealized value	$94.9	$49.1	—	$(51.5)	$(105.2)
Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss for this year period is expected to be less than or equal to 8.38% at March 31, 2009.
The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.
Credit Risk. The following table summarizes the fair value composition of the Company’s available for sale portfolio by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at March 31, 2009. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due after	Due after
	Due	one year	five years
	within	through	through ten	Due after	Mortgage-backed	Asset-backed
Ratings	one year	five years	years	ten years	securities(1)	securities(1)	Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$54,903	$260,906	$376,553	$29,252	$—	$—	$721,614
AAA / Aaa	164,990	677,178	60,370	51,936	1,862,466	202,850	3,019,790
AA / Aa	18,653	87,626	25,487	15,121	19,662	—	166,549
A / A	25,767	137,086	44,006	14,116	5,975	7,292	234,242
BBB	—	1,524	968	2,633	6,476	14,826	26,427
Below BBB	1,762	13,398	19,803	10,623	67,302	—	112,888
Not rated	472	268	—	—	465	—	1,205

Total	$266,547	$1,177,986	$527,187	$123,681	$1,962,346	$224,968	$4,282,715

(1)	The effective duration of the Company’s mortgage-backed and asset-backed securities portfolios were 1.93 and 1.34 respectively, as of March 31, 2009. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contractual maturity.
Excluding interest rate risk and credit risk described above, there have been no other material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk” included in the Company’s 2008 Annual Report on Form 10-K.

Currency and Foreign Exchange
The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K, which. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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
Cautionary Statement Regarding Forward-Looking Statements
Some of the statements contained herein, and certain statements that the Company may make in press releases or that Company officials may make orally, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us in general and the insurance and reinsurance sectors specifically, and as to both underwriting and investment matters. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	the enactment of state or federal legislation, including legislation in Florida regarding insurance or reinsurance coverage offered by the Florida Hurricane Catastrophe Fund and the other similar state sponsored agencies or companies;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate;

•	termination of or changes in the terms of the U.S. multiple peril crop insurance program;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines by our independent third party investment managers or the inability of those guidelines to mitigate risks arising out of the current financial crisis;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	potential government intervention in our industry as a result of recent events;

•	continued illiquidity in the credit markets worldwide and in the United States in particular; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2008 Annual Report on Form 10-K, including the risk factors set forth therein. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Please see the discussion above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information About Market Risk.”
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares Purchased	Price Paid	Publicly Announced	Purchased Under the
Period	(1)	per Share	Plans or Programs(1)(2)	Plans or Programs(1)(2)
January 1, 2009 – January 31, 2009	—	—	—	5,565,322
February 1, 2009 – February 28, 2009	75,000	$22.50	75,000	5,490,322
March 1, 2009 – March 31, 2009	324,796	$22.82	324,796	5,165,526

Total	399,796	$22.76	399,796

(1)	Ordinary shares or share equivalents.

(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. On February 26, 2009, the Company extended the share repurchase program until May 13, 2011. Under this program, the Company may repurchase up to a total of 18,000,000 of its ordinary shares and share equivalents. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description

10.1
Amendment No. 1 to Amended and Restated Employment Agreement, dated March 11, 2009, between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2009.

10.2
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme; Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of March 20, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 23, 2009.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: May 8, 2009	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer, President

Date: May 8, 2009	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Amendment No. 1 to Amended and Restated Employment Agreement, dated March 11, 2009, between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2009.

10.2
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme; Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of March 20, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 23, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.