Form 10-Q
period 2009-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2009-08-07
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended June 30, 2009,
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of August 6, 2009
Ordinary Shares — $1.00 par value	57,102,097

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share and per share amounts)

	JUNE 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,169,303 and $4,047,368 at June 30, 2009 and December 31, 2008)	$4,059,327	$3,875,137
Short-term investments, available for sale at fair value (amortized cost: $106,035 and $111,322 at June 30, 2009 and December 31, 2008)	106,032	111,333
Preferred equity securities, available for sale at fair value (amortized cost: $9,771 and $26,003 at June 30, 2009 and December 31, 2008)	14,842	25,360
Other investments, under the equity method	318,729	284,263

Total investments	4,498,930	4,296,093
Cash and cash equivalents	1,234,900	1,061,994
Premiums receivable, net	1,052,662	609,387
Deferred acquisition costs	171,914	160,870
Securities lending collateral	174,846	112,940
Prepaid reinsurance premiums	223,267	149,591
Losses recoverable	361,605	557,834
Accrued investment income	26,668	30,872
Goodwill and intangible assets	195,873	200,791
Deferred tax asset	24,508	20,691
Receivable on pending investments sales	41,230	3,104
Other assets	72,942	68,303

Total assets	$8,079,345	$7,272,470

LIABILITIES
Reserve for losses and loss expenses	$3,264,442	$3,235,456
Reserve for unearned premiums	1,212,474	885,488
Deposit liabilities	51,787	58,622
Reinsurance balances payable	271,248	233,561
Securities lending payable	175,431	115,603
Debt	447,534	447,468
Payable on pending investment purchases	95,689	9
Other liabilities	85,143	88,980

Total liabilities	5,603,748	5,065,187

Commitments and contingent liabilities (Note 8)

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2008 — 8,000,000); aggregate liquidation preference $200,000 (2008 — $200,000)	8,000	8,000
Common shares
Ordinary — $1.00 par value, 57,090,980 issued and outstanding (2008 — 57,203,454)	57,091	57,203
Additional paid-in capital	1,008,374	1,029,363
Accumulated other comprehensive loss	(67,495)	(132,665)
Retained earnings	1,469,627	1,245,382

Total shareholders’ equity	2,475,597	2,207,283

Total liabilities and shareholders’ equity	$8,079,345	$7,272,470

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues
Gross premiums written	$559,155	$518,063	$1,342,461	$1,386,654
Ceded premiums written	(79,128)	(48,678)	(279,519)	(276,482)

Net premiums written	480,027	469,385	1,062,942	1,110,172
Change in unearned premiums	(45,807)	(16,300)	(250,447)	(285,044)

Net premiums earned	434,220	453,085	812,495	825,128
Net investment income	88,834	60,482	153,384	107,360
Net realized (losses) gains on investment sales	(1,500)	224	1,741	3,047

Total other-than-temporary impairment losses	(37,809)	(4,237)	(49,935)	(18,544)
Portion of loss recognized in other comprehensive loss	31,165	—	31,165	—

Net impairment losses recognized in earnings	(6,644)	(4,237)	(18,770)	(18,544)

Other underwriting income	596	1,933	4,193	1,193

Total revenues	515,506	511,487	953,043	918,184

Expenses
Losses and loss expenses	270,816	275,325	490,952	464,827
Acquisition expenses	63,850	75,636	132,124	150,010
General and administrative expenses	54,529	52,493	114,786	102,537
Amortization of intangibles	2,588	2,637	5,176	5,325
Net foreign exchange gains	(27,723)	(5,621)	(27,785)	(2,514)
Interest expense	7,538	7,534	15,093	15,068

Total expenses	371,598	408,004	730,346	735,253

Income before income taxes	143,908	103,483	222,697	182,931
Income tax benefit (expense)	5,232	(145)	4,740	(1,782)

Net income	149,140	103,338	227,437	181,149
Preferred dividends	(3,875)	(3,875)	(7,750)	(7,750)

Net income available to common and participating common shareholders	$145,265	$99,463	$219,687	$173,399

Other comprehensive gain (loss)
Net income	$149,140	$103,338	$227,437	$181,149
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes of ($2,504) and $4,554 for the six months ended June 30, 2009 and 2008, respectively)	112,326	(73,009)	99,780	(77,591)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (net of applicable deferred taxes of $1,266 and Nil for the six months ended June 30, 2009 and 2008)	(29,899)	—	(29,899)	—
Foreign currency translation adjustments	15,298	987	11,463	(957)
Reclassification adjustment for net realized gains included in net income	8,144	4,013	17,029	15,497
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	44	44

Other comprehensive gain (loss)	105,891	(67,987)	98,417	(63,007)

Comprehensive income	$255,031	$35,351	$325,854	$118,142

Per share data
Basic earnings per common share	$2.53	$1.66	$3.83	$2.90

Diluted earnings per common share	$2.42	$1.54	$3.65	$2.67

Cash dividend per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008

Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	57,203	60,364
Issuance of common shares	456	462
Repurchase of common shares	(568)	(1,184)

Balance, end of period	57,091	59,642

Additional paid-in capital
Balance, beginning of period	1,029,363	1,165,300
Issuance of common shares	63	316
Repurchase of common shares	(25,222)	(63,250)
Issuance of restricted share units in lieu of dividends	—	10
Public offering and registration costs	(47)	(80)
Settlement of equity awards	(2,692)	(3,555)
Stock-based compensation expense	6,909	8,478

Balance, end of period	1,008,374	1,107,219

Accumulated other comprehensive loss
Cumulative foreign currency translation adjustments:
Balance, beginning of period	4,363	33,393
Foreign currency translation adjustments	11,463	(957)

Balance, end of period	15,826	32,436

Unrealized holding (losses) gains on investments, net of deferred taxes:
Balance, beginning of period	(134,732)	26,718
Cumulative effect of a change in accounting principle	(33,247)	—
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	116,809	(62,094)
Other-than-temporary impairment losses during the period	(29,899)	—

Balance, end of period	(81,069)	(35,376)
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,296)	(2,386)
Net change from current period hedging transactions, net of reclassification adjustment	44	44

Balance, end of period	(2,252)	(2,342)

Total accumulated other comprehensive loss	(67,495)	(5,282)

Retained earnings
Balance, beginning of period	1,245,382	1,220,870
Cumulative effect of a change in accounting principle, net of deferred tax	33,247	—
Net income	227,437	181,149
Issuance of restricted share units in lieu of dividends	—	(10)
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(28,689)	(29,943)

Balance, end of period	1,469,627	1,364,316

Total shareholders’ equity	$2,475,597	$2,533,895

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$227,437	$181,149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	(966)	759
Amortization of other intangibles and depreciation	10,591	11,575
Net realized gains on investment sales	(1,741)	(3,047)
Net impairment losses recognized in earnings	18,770	18,544
Deferred taxes	(6,533)	(11,539)
Stock-based compensation expense	6,909	8,478
Equity in (earnings) losses of unconsolidated ventures	(50,961)	16,631
Premiums receivable, net	(443,275)	(377,778)
Deferred acquisition costs	(11,044)	(25,422)
Prepaid reinsurance premiums	(73,676)	(82,860)
Losses recoverable	196,229	(82,699)
Accrued investment income	4,204	613
Other assets	(3,939)	(13,882)
Reserve for losses and loss expenses	28,986	188,050
Reserve for unearned premiums	326,986	367,745
Deposit liabilities	(6,835)	(19,225)
Reinsurance balances payable	37,687	110,450
Other liabilities	(33,050)	(17,719)

Net cash provided by operating activities	225,779	269,823

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,430,643	864,215
Proceeds from sales of short term investments	10,354	—
Proceeds from sales of preferred equity securities	11,477	—
Proceeds from maturities and calls on fixed maturity investments	275,142	440,283
Proceeds from maturities and calls on short term investments	110,335	12,646
Proceeds from the redemption of other investments	16,495	12,661
Purchases of fixed maturity investments	(1,730,835)	(1,343,872)
Purchases of short term investments	(114,094)	—
Purchases of other investments	—	(38,050)
Purchases of fixed assets	(5,693)	(4,722)
Change in investment of securities lending collateral	(61,906)	19,979
Net cash paid in acquisition	(259)	(24,045)

Net cash used in investing activities	(58,341)	(60,905)

Cash flows used in financing activities:
Issuance of common shares	434	706
Repurchase of common shares	(25,790)	(64,434)
Offering and registration costs paid	(750)	(755)
Change in securities lending collateral	59,828	(19,979)
Settlement of equity awards	(2,692)	(3,555)
Proceeds from bank debt	260	—
Repayments of bank debt	(242)	—
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(28,801)	(30,210)

Net cash used in financing activities	(5,503)	(125,977)

Effect of exchange rate changes on cash and cash equivalents	10,971	5,392

Net increase in cash and cash equivalents	172,906	88,333
Cash and cash equivalents, beginning of period	1,061,994	567,825

Cash and cash equivalents, end of period	$1,234,900	$656,158

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
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries:

Operating Subsidiary	Domicile
Endurance Specialty Insurance Ltd.	Bermuda
Endurance Worldwide Insurance Limited	England
Endurance Reinsurance Corporation of America	Delaware
Endurance American Insurance Company	Delaware
Endurance American Specialty Insurance Company	Delaware
American Merchants Casualty Company	Delaware
American Agri-Business Insurance Company & ARMtech Insurance Services, Inc.	Texas
Endurance Holdings and its wholly-owned subsidiaries are collectively referred to herein as the “Company.”
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record reserves for losses and loss expenses, for the valuation of investments and to record contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies
For a detailed discussion of the Company’s significant accounting and reporting policies, please refer to the 2008 Annual Report on Form 10-K. There were no material changes in the Company’s significant accounting and reporting policies subsequent to that report, with the exception of changes to the Company’s accounting policies related to the valuation and recognition of losses related to its investments and the calculation of earnings per share, each as required by new accounting guidance and described below.
Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 157-2 “Effective Date of FASB Statement No. 157,” which permitted a one-year deferral of the application of SFAS 157 to non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 with no impact on its results of operations and financial condition.
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
In June 2008, the FASB issued FSP Emerging Issues Task Force Issue (“EITF”) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies which securities are to be considered participating securities prior to vesting and as such included in the calculation of earnings per share under the two-class method. EITF 03-06-1 was effective for the Company as of January 1, 2009 and required retrospective adjustment of all prior period earnings per share data presented. The Company adopted EITF 03-06-1 for all periods beginning January 1, 2009. EITF 03-06-1 resulted in a change to the Company’s calculation of earnings per share, which were previously calculated based on the treasury stock method and are now calculated using the two-class method. The impact of changing from the treasury stock method to the two-class method of calculating earnings per share resulted in a decrease of $0.05 on basic earnings per common share and a decrease of $0.03 on diluted earnings per common share for the three months ended June 30, 2009 and a decrease of $0.07 on basic earnings per common share and a decrease of $0.04 on diluted earnings per common share for the six months ended June 30, 2009. Amounts for the periods ended June 30, 2008 have been restated to reflect this change, which resulted in a decrease of $0.04 on basic earnings per common share and a decrease of $0.02 on diluted earnings per common share for the second quarter of 2008 and a decrease of $0.05 on basic earnings per common share and a decrease of $0.03 on diluted earnings per common share for the six months ended June 30, 2008. See “Earnings per Share” in this Footnote and Footnote 5 below.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
In June 2008, the FASB issued EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which established criteria for evaluation of an instrument including assessing the instrument’s contingent exercise provisions, if any, and the instrument’s settlement provisions in order to conclude if such an instrument is indexed to an entity’s own stock. EITF 07-05 was effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted EITF 07-05 for all periods beginning January 1, 2009. The adoption of EITF 07-05 did not have a material impact on the Company’s financial condition or results of operations.
In April 2009, the FASB released the following FSPs:
•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value Instruments” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No.28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods.
•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2/124-2”) which amended other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2/124-2 requires a Company to evaluate each debt security whose fair value is below its amortized cost and determine if the company intends to sell the security or will more than likely be required to sell the security before the recovery of its cost basis. If no decision to sell has been made and it is not likely that the company will be required to sell the debt security, the company would evaluate whether it expected to recover the amortized cost of the security. If the company does not expect to recover the amortized cost, the company must separate the other-than-temporary impairment into two components, credit and non-credit related factors with the credit related losses recognized in earnings and the non-credit related losses included in accumulated other comprehensive loss. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold each security for a sufficient period of time for the value to recover.
•	FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have significantly decreased and identifying Transactions that are not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate where a transaction is not orderly and allows the use of alternative valuation methods to determine fair value when a transaction is determined not to be orderly.
Each FSP was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted these FSPs during the second quarter of 2009. FSP FAS 107-1 and APB 28-1 disclosures have been included in Footnote 4 below and did not impact the Company’s financial condition or results of operations. FAS 115-2/124-2 disclosures and its impact on the Company’s financial condition and results of operation are described in Footnote 3 below. FAS 157-4 was considered when determining fair values in Footnote 4 below and did not impact the Company’s financial condition or results of operations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance on the recognition and disclosure of subsequent events. The Company adopted the provisions of this standard during the second quarter of 2009 with no impact on the Company’s results of operations or financial condition.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for its quarter ending September 30, 2009. There will be no impact on the Company’s financial condition or results of operations due to the implementation of SFAS No. 168.
Earnings per Share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings’ ordinary shares and class A shares (collectively referred to as “common shares”) and participating common shares according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. The remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company’s unvested restricted shares, which receive cash dividends, are considered participating common shares.
Investments
Valuation. The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive loss. The Company determines the fair value of its fixed income investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2: Quoted prices for similar assets in markets that are active, quoted prices for identical or similar assets in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The Company determines the estimated fair value of each individual security utilizing the highest level inputs available.
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income investments. The Company obtains multiple prices for its securities where available. Pricing sources used by management in pricing the Company’s fixed income investments at June 30, 2009 were as follows:

Pricing services	27.0%
Index providers	55.2%
Broker/dealers	17.8%
Pricing Services. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At June 30, 2009, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At June 30, 2009, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
As described above, independent pricing services, index providers and broker/dealers have their own proprietary method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and have a material effect on the estimated fair values of the Company’s securities. If the Company determines that there has been a significant decrease in the volume and level of activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:
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
The Company’s available for sale investments are comprised of a variety of different securities, which are leveled based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities are generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government and agency securities, U.S. state, municipal and foreign government securities, corporate debt, U.S. agency and non-agency residential and commercial mortgage-backed securities, asset-backed securities, short term investments and preferred equity securities generally incorporate significant Level 2 inputs using the market and income approach techniques. Level 3 includes any available for sale investments that use unobservable inputs, which will vary from period to period.
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
Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed income investments to determine whether any declines in the fair value below the amortized cost basis of its fixed income investments are other-than-temporary.
If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be credit impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other than temporary impairment loss.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
For the remaining fixed income securities in an unrealized loss position for which a decision to sell has not been made and it is more likely that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income investments is likely to be recovered include the following depending on the type of security being reviewed or tested:
•	Analysis to determine cash flow projections under base and stressed case scenarios using historical information to determine significant inputs such as expected default rates, delinquency rates, foreclosure costs, etc.;
•	Review of credit ratings, expected loss tables by ratings, default rated securities, sector weaknesses and business prospects;
•	Review of information obtained from asset managers, credit agencies and industry reports or other publicly available information;
•	Review of the time period in which there has been a significant decline in value; and
•	Review of the payment structure of the security, whether scheduled interest and principal payments have been made, current levels of subordination and any guarantees, if applicable.
If the amortized cost of the Company’s fixed income investments is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other than temporary impairment loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed income investments is likely to be recovered and related to other factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive loss in the shareholders’ equity section of the Company’s balance sheet.
Other Investments. Other investments within the Company’s investment portfolio are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying amounts of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments
Composition of Investment Portfolio
The components of net investment income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Available for sale investments	$50,471	$62,320	$106,924	$125,054
Other investments	40,506	(519)	50,961	(16,631)
Cash and cash equivalents	825	1,679	1,222	4,264

	$91,802	$63,480	$159,107	$112,687
Investment expenses	(2,968)	(2,998)	(5,723)	(5,327)

Net investment income	$88,834	$60,482	$153,384	$107,360

The following tables summarize the composition of the available for sale portfolio by investment ratings assigned by rating agencies at June 30, 2009 and December 31, 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	June 30, 2009		December 31, 2008
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$724,560	17.3%	$657,748	16.4%
AAA / Aaa	2,910,107	69.6%	2,787,924	69.5%
AA / Aa	117,411	2.8%	163,718	4.1%
A / A	250,793	6.0%	327,829	8.2%
BBB	31,182	0.8%	29,902	0.7%
Below BBB	145,661	3.5%	43,776	1.1%
Not rated	487	0.0%	933	0.0%

Total	$4,180,201	100.0%	$4,011,830	100.0%

Contractual maturities of available for sale securities are shown below as of June 30, 2009 and December 31, 2008. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009		December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$215,902	$216,390	$216,788	$217,393
Due after one year through five years	1,376,943	1,397,230	890,635	916,957
Due after five years through ten years	399,334	396,897	365,577	375,824
Due after ten years	121,788	131,459	150,200	157,690
Residential mortgage-backed securities
Agency mortgage-backed securities	951,281	981,617	1,112,125	1,145,673
Non-agency mortgage-backed securities	363,968	282,657	482,185	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	32,442	33,515	33,156	33,325
Non-agency mortgage-backed securities	590,233	512,774	662,687	540,615
Asset-backed securities	233,218	227,662	271,340	248,175

Total	$4,285,109	$4,180,201	$4,184,693	$4,011,830

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
At June 30, 2009 and December 31, 2008, the Company held $33.9 million and $30.3 million of insurance enhanced bonds (asset-backed and municipal securities), respectively, which represented 0.8% and 0.8% of our fixed income investments, respectively. At June 30, 2009, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Baa” from Moody’s and “A” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Caa” by Moody’s and “CCC” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds at June 30, 2009 include Financial Guarantee Insurance Company ($13.8 million), Ambac Financial Group, Inc. ($10.4 million), Financial Security Assurance Inc. ($6.3 million), MBIA Insurance Corporation ($3.1 million), and Syncora Holdings Ltd. ($0.3 million).
In addition to the Company’s fixed income investments, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under other investments. At June 30, 2009 and December 31, 2008, the Company had invested, net of capital returned, a total of $300.0 million and $326.5 million, respectively, in the Funds. At June 30, 2009 and December 31, 2008 , the carrying value of the Funds was $318.7 million and $284.3 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Footnote 8).
Net Realized (Losses) Gains on Investment Sales
Realized gains and losses on investment sales are recognized in earnings using the first in and first out method. The analysis of net realized (losses) gains on investment sales for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gross realized gains on investment sales	$14,120	$2,085	$35,019	$8,131
Gross realized losses on investment sales	(15,620)	(1,861)	(33,278)	(5,084)

Net realized (losses) gains on investment sales	$(1,500)	$224	$1,741	$3,047

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Unrealized Gains and Losses and Other-than-temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses on the Company’s securities classified as available for sale at June 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
June 30, 2009	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$722,281	$12,524	$(10,245)	$724,560	$—
U.S. state and municipal securities	96,042	4,800	—	100,842	—
Foreign government securities	178,671	6,587	(20)	185,238	—
Government guaranteed corporate securities	648,957	5,072	(381)	653,648	—
Corporate securities	352,210	11,409	(6,805)	356,814	—
Residential mortgage-backed securities
Agency mortgage-backed securities	951,281	31,526	(1,190)	981,617	—
Non-agency mortgage-backed securities	363,968	169	(81,480)	282,657	(43,650)
Commercial mortgage-backed securities
Agency mortgage-backed securities	32,442	1,082	(9)	33,515	—
Non-agency mortgage-backed securities(1)	590,233	1,745	(79,204)	512,774	(39)
Asset-backed securities	233,218	3,039	(8,595)	227,662	—

Total fixed maturity investments	$4,169,303	$77,953	(187,929)	$4,059,327	$(43,689)
Short term investments	106,035	20	(23)	106,032	—
Preferred equity securities	9,771	5,071	—	14,842	—

Total	$4,285,109	$83,044	$(187,952)	$4,180,201	$(43,689)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $3.6 million.

(2)	Represents the total other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive loss since the adoption of FAS 115-2/124-2. It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2009, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive loss was $44.8 million.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and agencies securities	$614,000	$43,772	$(24)	$657,748
U.S. state and municipal securities	103,600	4,647	(21)	108,226
Foreign government securities	171,339	9,600	—	180,939
Government guaranteed corporate securities	78,423	1,841	(25)	80,239
Corporate securities	518,513	5,920	(20,414)	504,019
Residential mortgage-backed securities
Agency mortgage-backed securities	1,112,125	34,928	(1,380)	1,145,673
Non-agency mortgage-backed securities	482,185	31	(106,038)	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,156	209	(40)	33,325
Non-agency mortgage-backed securities(1)	662,687	202	(122,274)	540,615
Asset-backed securities	271,340	11	(23,176)	248,175

Total fixed maturity investments	$4,047,368	$101,161	$(273,392)	$3,875,137
Short term investments	111,322	11	—	111,333
Preferred equity securities	26,003	—	(643)	25,360

Total	$4,184,693	$101,172	$(274,035)	$4,011,830

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $2.5 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2009	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(10,245)	$427,636	$—	$—	$(10,245)	$427,636
U.S. state and municipal securities	—	—	—	—	—	—
Foreign government securities	(20)	19,984	—	—	(20)	19,984
Government guaranteed corporate securities	(381)	85,436	—	—	(381)	85,436
Corporate securities	(2,883)	59,684	(3,922)	38,529	(6,805)	98,213
Residential mortgage-backed securities
Agency mortgage-backed securities	(809)	121,251	(381)	19,955	(1,190)	141,206
Non-agency mortgage-backed securities	(18,003)	64,410	(63,477)	211,185	(81,480)	275,595
Commercial mortgage-backed securities
Agency mortgage-backed securities	(9)	1,359	—	—	(9)	1,359
Non-agency mortgage-backed securities	(4,085)	35,778	(75,119)	380,533	(79,204)	416,311
Asset-backed securities	(3,438)	26,803	(5,157)	17,832	(8,595)	44,635

Total fixed maturity investments	$(39,873)	$842,341	$(148,056)	$668,034	$(187,929)	$1,510,375
Short term investments	(23)	14,204	—	—	(23)	14,204
Preferred equity securities	—	—	—	—	—	—

Total	$(39,896)	$856,545	$(148,056)	$668,034	$(187,952)	$1,524,579

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive loss at June 30, 2009.
As of June 30, 2009, 573 available for sale securities were in an unrealized loss position. Of those, 293 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized losses on securities that were not deemed to be OTTI resulted primarily from credit spread widening.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value	Losses	Value
U.S. government and agencies securities	$(24)	$2,256	$—	$—	$(24)	$2,256
U.S. state and municipal securities	(21)	7,574	—	—	(21)	7,574
Foreign government securities	—	—	—	—	—	—
Government guaranteed corporate securities	(25)	29,975	—	—	(25)	29,975
Corporate securities	(16,538)	238,569	(3,876)	27,438	(20,414)	266,007
Residential mortgage-backed securities
Agency mortgage-backed securities	(566)	52,878	(814)	35,867	(1,380)	88,745
Non-agency mortgage-backed securities	(92,669)	296,906	(13,369)	41,648	(106,038)	338,554
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	(40)	2,486	(40)	2,486
Non-agency mortgage-backed securities	(84,829)	399,243	(37,445)	130,818	(122,274)	530,061
Asset-backed securities	(18,250)	222,316	(4,926)	20,848	(23,176)	243,164

Total fixed maturity investments	$(212,922)	$1,249,717	$(60,470)	$259,105	$(273,392)	$1,508,822
Short term investments	—	—	—	—	—	—
Preferred equity securities	(643)	2,745	—	—	(643)	2,745

Total	$(213,565)	$1,252,462	$(60,470)	$259,105	$(274,035)	$1,511,567

At December 31, 2008, 672 available for sale securities were in an unrealized loss position. Of those, 174 securities had been in a continuous unrealized loss position for twelve months or greater.
The unrealized loss position of these securities was principally a result of credit spread widening.
The analysis of OTTI for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total other-than-temporary impairment losses	$(37,809)	$(4,237)	$(49,935)	$(18,544)
Portion of loss recognized in other comprehensive loss	31,165	—	31,165	—

Net impairment losses recognized in earnings	$(6,644)	$(4,237)	$(18,770)	$(18,544)

The $6.6 million of OTTI recognized by the Company in the second quarter of 2009 as relating to specific credit events occurred primarily due to reductions in expected recovery values on structured securities (mortgage and asset-backed) during the period, along with certain credit related downgrades in corporate securities. The $31.2 million of OTTI recognized by the Company in the second quarter of 2009 as relating to all other factors resulted primarily from market and sector related factors, including limited liquidity and credit spreads.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
In addition to the foregoing analysis, the adoption of the new accounting guidance regarding OTTI resulted in a reclassification in the Company’s financial statements of the OTTI recorded by the Company prior to the second quarter of 2009 for securities owned at April 1, 2009. Of the $93.4 million of OTTI recorded by the Company prior to the second quarter of 2009 for securities owned at April 1, 2009, $60.1 million was determined to relate to specific credit events and $33.3 million was determined to relate to all other factors. The $60.1 million of OTTI determined to relate to specific credit events had previously been written down by the Company and had no effect on the Company’s income statement or balance sheet in the current quarter. The $33.3 million of OTTI determined to related to all other factors had no effect on the Company’s income statement, but caused an increase in retained earnings and an offsetting increase in accumulated other comprehensive loss, with no effect on total shareholders’ equity.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive loss for the three months ended June 30, 2009:

Beginning balance at April 1, 2009	$(10,751)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	(2,215)

Ending balance at June 30, 2009	$(12,966)

For the three months ended March 31, 2009 and the three and six months ended June 30, 2008, the Company recorded $12.1 million, $4.2 million and $18.5 million of OTTI in earnings, respectively. Such amounts were recorded prior to the adoption of FSP FAS 115-2/124-2 and included a portion related to credit losses and a portion related to all other factors.
Securities Lending
The Company also participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, U.S. government agencies securities, mortgage-backed securities, asset-backed securities and corporate fixed maturity securities. At June 30, 2009, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and overnight repurchase agreements. Securities with an estimated fair value of $171.9 million and $112.6 million were on loan under the program at June 30, 2009 and December 31, 2008, respectively. The Company was liable for cash collateral under the Company’s control of $175.4 million and $115.6 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the fair value of the investments purchased with the cash collateral received from the borrower was $174.8 million and $112.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa1” by Moody’s and “AAA” by Standard & Poor’s at June 30, 2009. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement
The following tables set forth the Company’s available for sale investments categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at June 30, 2009 and December 31, 2008:

		Fair Value Measurements at June 30, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$724,560	$16,438	$708,122	$—
U.S. state and municipal securities	100,842	—	100,842	—
Foreign government securities	185,238	—	185,238	—
Government guaranteed corporate securities	653,648	—	653,648	—
Corporate securities	356,814	—	356,709	105
Residential mortgage-backed securities
Agency mortgage-backed securities	981,617	—	981,617	—
Non-agency mortgage-backed securities	282,657	—	282,645	12
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,515	—	33,515	—
Non-agency mortgage-backed securities	512,774	—	507,719	5,055
Asset-backed securities	227,662	—	227,662	—

Total fixed maturity investments	$4,059,327	$16,438	$4,037,717	$5,172
Short term investments	106,032	—	106,032	—
Preferred equity securities	14,842	—	14,842	—

Total	$4,180,201	$16,438	$4,158,591	$5,172

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.

		Fair Value Measurements at December 31, 2008
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$657,748	$48,464	$609,284	$—
U.S. state and municipal securities	108,226	—	108,226	—
Foreign government securities	180,939	—	180,939	—
Government guaranteed corporate securities	80,239	—	80,239	—
Corporate securities	504,019	—	502,389	1,630
Residential mortgage-backed securities
Agency mortgage-backed securities	1,145,673	—	1,145,673	—
Non-agency mortgage-backed securities	376,178	—	376,178	—
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,325	—	33,325	—
Non-agency mortgage-backed securities	540,615	—	536,647	3,968
Asset-backed securities	248,175	—	248,175	—

Total fixed maturity investments	$3,875,137	$48,464	$3,821,075	$5,598
Short term investments	111,333	—	111,333	—
Preferred equity securities	25,360	—	25,360	—

Total	$4,011,830	$48,464	$3,957,768	$5,598

Level 3 assets represented less than 0.12% and 0.14% of the Company’s total available for sale assets at June 30, 2009 and December 31, 2008, respectively.
There have been no material changes in the Company’s valuation techniques since the adoption of SFAS No. 157.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall, on a recurring basis at June 30, 2009 and December 31, 2008, respectively:

Fair Value Measurements at June 30, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$174,846	—	$174,846	—

Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$112,940	—	$112,940	—

The following tables present a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2009:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009

Level 3, beginning of period	$2,337	$5,598
Total realized and unrealized gains (losses):
Included in earnings	(582)	(908)
Included in other comprehensive loss	431	443
Purchases, issuances and settlements	124	115
Net transfers in (out) of Level 3	2,862	(76)

Level 3, end of period	$5,172	$5,172

Losses on Level 3 securities in the amount of $0.9 million, representing realized losses due to other-than-temporary impairments, were included in net impairment losses recognized in earnings for the three and six months ended June 30, 2009 and were attributable to the change in unrealized gains or losses related to fixed income investments still held at June 30, 2009.
At June 30, 2009 and December 31, 2008, the carrying value of the Company’s senior notes was $447.5 million and $447.5 million and the fair value was $365.4 million and $334.2 million, respectively.
At June 30, 2009 and December 31, 2008, the carrying value of the Company’s other investments was $318.7 million and $284.3 million, respectively, which approximates fair value.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Numerator:
Net Income	$149,140	$103,338	$227,437	$181,149
Less preferred dividends	(3,875)	(3,875)	(7,750)	(7,750)

Net Income available to common and participating common shareholders	145,265	99,463	219,687	173,399
Less amount allocated to participating common shareholders(1)	(2,733)	(2,085)	(4,106)	(3,343)

Net income allocated to common shareholders	$142,532	$97,378	$215,581	$170,056

Denominator:
Weighted average shares — basic
Outstanding	56,264	58,496	56,261	58,603
Vested restricted share units	13	62	28	88

Weighted average shares — basic	56,277	58,558	56,289	58,691

Share equivalents:
Warrants	1,888	3,601	1,990	3,941
Options	730	997	705	1,059

Weighted average shares — diluted	58,895	63,156	58,984	63,691

Basic earnings per common share	$2.53	$1.66	$3.83	$2.90

Diluted earnings per common share	$2.42	$1.54	$3.65	$2.67

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on May 14, 2009 (2008 — $0.484375). The preferred share dividend was paid on June 15, 2009 to shareholders of record on June 1, 2009. Endurance Holdings also declared a dividend of $0.25 per common share on May 14, 2009 (2008 — $0.25). The dividend was paid on June 30, 2009 to shareholders of record on June 16, 2009.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Dividends declared per preferred share	$0.484375	$0.484375	$0.96875	$0.96875

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

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
No options were granted during the quarters ended June 30, 2009 and 2008. The total intrinsic value of options exercised during the quarter ended June 30, 2009 was nil (2008 — $0.1 million). The Company received proceeds of $0.1 million (2008 — $0.2 million) from the exercise of options during the quarter ended June 30, 2009. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the quarters ended June 30, 2009 and 2008. There were no options vested during the quarters ended June 30, 2009 and 2008. There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2009 and 2008.
No options were granted during the six months ended June 30, 2009 and 2008. The total intrinsic value of options exercised during the six months ended June 30, 2009 was nil (2008 - $0.4 million). The Company received proceeds of $0.1 million (2008 — $0.6 million) from the exercise of options during the six months ended June 30, 2009. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the six months ended June 30, 2009 and 2008. There were no options vested during the six months ended June 30, 2009 and 2008. There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2009 and 2008.
During the quarter ended June 30, 2009, the Company granted an aggregate of 29,900 (2008 — 29,500) restricted shares and restricted share units with weighted average grant date fair values of $0.8 million (2008 — $1.2 million). During the quarter ended June 30, 2009, the aggregate fair value of restricted shares and restricted share units that vested was $6.0 million (2008 — $5.5 million). For the quarter ended June 30, 2009, compensation costs recognized in earnings for all restricted shares and restricted share units were $2.9 million (2008 — $4.5 million). At June 30, 2009, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $14.8 million (2008 — $23.8 million).
During the six months ended June 30, 2009, the Company granted an aggregate of 313,500 (2008 — 509,700) restricted shares and restricted share units with weighted average grant date fair values of $7.2 million (2008 — $20.1 million). During the six months ended June 30, 2009, the aggregate fair value of restricted shares and restricted share units that vested was $13.2 million (2008 — $8.9 million). For the six months ended June 30, 2009, compensation costs recognized in earnings for all restricted shares and restricted share units were $6.9 million (2008 — $8.5 million).
In addition to the 2007 Equity Plan, the Company has the Employee Share Purchase Plan and the Sharesave Scheme, both of which permit Company employees to purchase shares of the Company at a 15% discount to the market price at specified times. Total expenses related to the Company’s Employee Share Purchase Plan and Sharesave Scheme were approximately $53,800 (2008 — $49,300) for the quarter ended June 30, 2009 and $111,000 (2008 — $92,600) for the six months ended June 30, 2009.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting
The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance, which are comprised of the following lines of business:
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2009:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$230,792	$328,593	$(230)	$559,155
Ceded premiums written	(77,030)	(2,098)	—	(79,128)

Net premiums written	153,762	326,495	(230)	480,027

Net premiums earned	223,588	211,453	(821)	434,220
Other underwriting income	103	—	493	596

	223,691	211,453	(328)	434,816

Expenses
Net losses and loss expenses	166,046	105,844	(1,074)	270,816
Acquisition expenses	20,855	42,628	367	63,850
General and administrative expenses	25,179	29,350	—	54,529

	212,080	177,822	(707)	389,195

Underwriting income	$11,611	$33,631	$379	$45,621

Net loss ratio	74.3%	50.0%	(130.8%)	62.4%
Acquisition expense ratio	9.3%	20.2%	44.7%	14.7%
General and administrative expense ratio	11.3%	13.9%	—	12.5%

Combined ratio	94.9%	84.1%	(86.1%)	89.6%

Reserve for losses and loss expenses	$1,689,106	$1,625,086	$(49,750)	$3,264,442

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$271,973	$246,386	$(296)	$518,063
Ceded premiums written	(37,583)	(11,095)	—	(48,678)

Net premiums written	234,390	235,291	(296)	469,385

Net premiums earned	245,383	210,001	(2,299)	453,085
Other underwriting income	—	—	1,933	1,933

	245,383	210,001	(366)	455,018

Expenses
Net losses and loss expenses	188,171	86,737	417	275,325
Acquisition expenses	29,000	47,499	(863)	75,636
General and administrative expenses	25,071	27,422	—	52,493

	242,242	161,658	(446)	403,454

Underwriting income	$3,141	$48,343	$80	$51,564

Net loss ratio	76.7%	41.3%	(18.1%)	60.7%
Acquisition expense ratio	11.8%	22.6%	37.5%	16.7%
General and administrative expense ratio	10.2%	13.1%	—	11.6%

Combined ratio	98.7%	77.0%	19.4%	89.0%

Reserve for losses and loss expenses	$1,513,586	$1,652,139	$(85,451)	$3,080,274

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.
The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2009 and 2008, respectively:

	2009	2008

Total underwriting income	$45,621	$51,564
Net investment income	88,834	60,482
Net foreign exchange gains	27,723	5,621
Net realized (losses) gains on investment sales	(1,500)	224
Net other-than-temporary impairment losses	(6,644)	(4,237)
Amortization of intangibles	(2,588)	(2,637)
Interest expense	(7,538)	(7,534)

Income before income taxes	$143,908	$103,483

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the three months ended June 30, 2009 and 2008:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2009	2009	2008	2008

Insurance
Property	$40,084	$22,125	$52,360	$36,641
Casualty	50,605	28,291	38,737	34,953
Healthcare liability	23,202	22,871	25,485	25,169
Workers’ compensation	(1,413)	(2,608)	69,888	63,482
Agriculture	56,235	28,713	50,921	44,193
Professional lines	62,079	54,370	34,582	29,952

Total Insurance	230,792	153,762	271,973	234,390

Reinsurance
Casualty	83,997	83,989	36,244	36,273
Property	55,244	55,244	34,886	34,886
Catastrophe	148,380	148,380	130,217	122,231
Agriculture	2,902	2,902	5,822	5,187
Aerospace and marine	23,597	21,569	24,250	21,916
Surety and other specialty	14,473	14,411	14,967	14,798

Total Reinsurance	328,593	326,495	246,386	235,291

Subtotal business segments	559,385	480,257	518,359	469,681
Deposit accounting(1)	(230)	(230)	(296)	(296)

Total	$559,155	$480,027	$518,063	$469,385

(1)	Reconciles gross and net premiums written to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2009:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$753,006	$591,971	$(2,516)	$1,342,461
Ceded premiums written	(276,813)	(2,706)	—	(279,519)

Net premiums written	476,193	589,265	(2,516)	1,062,942

Net premiums earned	404,262	409,928	(1,695)	812,495
Other underwriting income	3,062	—	1,131	4,193

	407,324	409,928	(564)	816,688

Expenses
Net losses and loss expenses	264,850	227,266	(1,164)	490,952
Acquisition expenses	45,696	85,568	860	132,124
General and administrative expenses	54,938	59,848	—	114,786

	365,484	372,682	(304)	737,862

Underwriting income	$41,840	$37,246	$(260)	$78,826

Net loss ratio	65.5%	55.4%	68.6%	60.4%
Acquisition expense ratio	11.3%	20.9%	(50.7%)	16.3%
General and administrative expense ratio	13.6%	14.6%	—	14.1%

Combined ratio	90.4%	90.9%	17.9%	90.8%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$857,107	$531,864	$(2,317)	$1,386,654
Ceded premiums written	(266,576)	(9,906)	—	(276,482)

Net premiums written	590,531	521,958	(2,317)	1,110,172

Net premiums earned	413,364	415,737	(3,973)	825,128
Other underwriting income	—	—	1,193	1,193

	413,364	415,737	(2,780)	826,321

Expenses
Net losses and loss expenses	319,122	147,937	(2,232)	464,827
Acquisition expenses	52,117	98,655	(762)	150,010
General and administrative expenses	45,632	56,905	—	102,537

	416,871	303,497	(2,994)	717,374

Underwriting (loss) income	$(3,507)	$112,240	$214	$108,947

Net loss ratio	77.2%	35.6%	56.2%	56.3%
Acquisition expense ratio	12.6%	23.7%	19.2%	18.2%
General and administrative expense ratio	11.0%	13.7%	—	12.4%

Combined ratio	100.8%	73.0%	75.4%	86.9%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.
The following table reconciles total segment results to income before income taxes for the six months ended June 30, 2009 and 2008, respectively:

	2009	2008

Total underwriting income	$78,826	$108,947
Net investment income	153,384	107,360
Net foreign exchange gains	27,785	2,514
Net realized gains on investment sales	1,741	3,047
Net impairment losses recognized in earnings	(18,770)	(18,544)
Amortization of intangibles	(5,176)	(5,325)
Interest expense	(15,093)	(15,068)

Income before income taxes	$222,697	$182,931

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the six months ended June 30, 2009 and 2008:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2009	2009	2008	2008

Insurance
Property	$67,835	$39,612	$83,542	$51,644
Casualty	81,229	46,171	63,861	50,066
Healthcare liability	42,915	40,080	41,978	41,661
Workers’ compensation	29,166	14,321	153,367	139,387
Agriculture	434,645	252,017	464,340	266,593
Professional lines	97,216	83,992	50,019	41,180

Total Insurance	753,006	476,193	857,107	590,531

Reinsurance
Casualty	159,491	159,259	105,545	106,775
Property	92,123	92,123	71,134	71,107
Catastrophe	257,828	257,828	235,451	227,386
Agriculture	7,761	7,761	16,734	16,099
Aerospace and marine	35,909	33,785	60,785	58,542
Surety and other specialty	38,859	38,509	42,215	42,049

Total Reinsurance	591,971	589,265	531,864	521,958

Subtotal business segments	1,344,977	1,065,458	1,388,971	1,112,489
Deposit accounting(1)	(2,516)	(2,516)	(2,317)	(2,317)

Total	$1,342,461	$1,062,942	$1,386,654	$1,110,172

(1)	Reconciles gross and net premiums written to the Company’s financial statement presentation.
8.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at June 30, 2009 and December 31, 2008 amounted to $361.6 million and $557.8 million, respectively. At June 30, 2009, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Commitments and contingencies, cont’d
Major production sources. The following table shows the percentage of gross premiums written before deposit accounting adjustments generated through the Company’s largest brokers for the six months ended June 30, 2009 and June 30, 2008, respectively:

Broker	2009	2008

Aon Benfield(1)	19.7%	16.1%
Marsh & McLennan Companies, Inc.	16.2%	13.4%
Willis Companies	7.6%	7.6%

Total of largest brokers	43.5%	37.1%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The above table shows the gross premium brokered by these entities on a consolidated basis for all years presented.
Letters of credit. As of June 30, 2009, the Company had issued letters of credit of $615.8 million (December 31, 2008 — $635.5 million) under its credit facility in favor of certain ceding companies.
Investment commitments. As of June 30, 2009 and December 31, 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $170.8 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2009 and December 31, 2008, the Company had also pledged $672.7 million and $591.9 million of its fixed maturity investments as collateral for $615.8 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2009 and December 31, 2008, cash and fixed maturity investments with fair values of $359.4 million and $234.8 million were on deposit with U.S. state regulators, respectively, and $14.7 million and $14.2 million were on deposit with Canadian regulators, respectively.
The Company was subject to certain commitments with respect to other investments at June 30, 2009 and December 31, 2008. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. The Company requested redemptions of $1.9 million at June 30, 2009 to be received during 2009 subject to each Fund’s discretion on the next available redemption date (December 31, 2008 — $15.2 million). Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2009 of $116.0 million (December 31, 2008 — $69.7 million) of its other investments held at June 30, 2009. In addition, as of June 30, 2009, the Company was committed to investing a further $1.7 million (December 31, 2008 — $1.7 million) in various investment funds classified as other investments.
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
Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2009 are as follows:

Twelve Months Ended June 30,	Amount

2010	$10,284
2011	11,028
2012	11,338
2013	11,391
2014	7,008
2015 and thereafter	19,318

$70,367

Total lease expense under operating leases for the six months ended June 30, 2009 was $5.6 million (2008 — $5.0 million).
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
Tax audit. The Company received notification from the U.S. Internal Revenue Service dated April 17, 2009 that its federal excise tax return for the quarter ended December 31, 2008 has been selected for examination. The Company does not believe that the pending tax examination will have a material adverse effect on its financial condition or results of operations.
9.	Subsequent events
Management has reviewed all events occurring since the date of the financial statements to August 7, 2009, the date at which the attached statements were issued, to determine if any such events should be disclosed. No such events arose during the period indicated which required disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2009 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as amended on May 8, 2009 (the “2008 Annual Report on Form 10-K”).
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
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to reserves for losses and loss expenses, valuation of investments, the recognition of premiums written and ceded and the recognition of contingencies. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2008 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report with the exception of changes to the Company’s method of applying its critical accounting estimates related to its investment policy as required by new accounting guidance and described below. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.
Investments. The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive loss. The Company determines the fair value of its fixed income investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2: Quoted prices for similar assets in markets that are active, quoted prices for identical or similar assets in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available.
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income investments. The Company obtains multiple prices for its securities where available. Pricing sources used by management in pricing the Company’s fixed income investments at June 30, 2009 were as follows:

Pricing services	27.0%
Index providers	55.2%
Broker/dealers	17.8%
Pricing Services. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At June 30, 2009, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At June 30, 2009, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.
As described above, independent pricing services, index providers and broker/dealers have their own proprietary method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and have a material effect on the estimated fair values of the Company’s securities. If the Company determines that there has been a significant decrease in the volume and level of activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:
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
The Company’s available for sale investments are comprised of a variety of different securities, which are leveled based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities are generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government and agency securities, U.S. state, municipal and foreign government securities, corporate debt, U.S. agency and non-agency residential and commercial mortgage-backed securities, asset-backed securities, short term investments and preferred equity securities generally incorporate significant Level 2 inputs using the market and income approach techniques. Level 3 includes any available for sale investments that use unobservable inputs, which will vary from period to period.
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
Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed income investments to determine whether any declines in the fair value below the amortized cost basis of its fixed income investments are other-than-temporary.
If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be credit impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other than temporary impairment loss.
For the remaining fixed income securities in an unrealized loss position for which a decision to sell has not been made and it is more likely that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income investments is likely to be recovered include the following depending on the type of security being reviewed or tested:
•	Analysis to determine cash flow projections under base and stressed case scenarios using historical information to determine significant inputs such as expected default rates, delinquency rates, foreclosure costs, etc.;
•	Review of credit ratings, expected loss tables by ratings, default rated securities, sector weaknesses and business prospects;
•	Review of information obtained from asset managers, credit agencies and industry reports or other publicly available information;
•	Review of the time period in which there has been a significant decline in value; and
•	Review of the payment structure of the security, whether scheduled interest and principal payments have been made, current levels of subordination and any guarantees, if applicable.

If the amortized cost of the Company’s fixed income investments is, based upon the judgment of management, unlikely to be recovered due to credit related factors, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other than temporary impairment loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed income investments is likely to be recovered and related to other factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive loss in the shareholders’ equity section of the Company’s balance sheet.
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

Consolidated results of operations — for the three month periods ended June 30, 2009 and 2008
Results of operations for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$559,155	$518,063	7.9%
Ceded premiums written	(79,128)	(48,678)	62.6%

Net premiums written	480,027	469,385	2.3%

Net premiums earned	434,220	453,085	(4.2%)
Net investment income	88,834	60,482	46.9%
Net realized (losses) gains on investment sales	(1,500)	224	NM(2)
Net impairment losses recognized in earnings	(6,644)	(4,237)	56.8%
Other underwriting income	596	1,933	(69.2%)

Total revenues	515,506	511,487	0.8%

Expenses
Losses and loss expenses	270,816	275,325	(1.6%)
Acquisition expenses	63,850	75,636	(15.6%)
General and administrative expenses	54,529	52,493	3.9%
Amortization of intangibles	2,588	2,637	(1.9%)
Net foreign exchange gains	(27,723)	(5,621)	393.2%
Interest expense	7,538	7,534	0.1%
Income tax (benefit) expense	(5,232)	145	NM(2)

Net income	$149,140	$103,338	44.3%

Net loss ratio	62.4%	60.7%	1.7

Acquisition expense ratio	14.7%	16.7%	(2.0)

General and administrative expense ratio	12.5%	11.6%	0.9

Combined ratio	89.6%	89.0%	0.6

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended June 30, 2009 were $559.2 million, an increase of $41.1 million, or 7.9%, compared to the same period in 2008. Net premiums written in the three months ended June 30, 2009 were $480.0 million, an increase of $10.6 million, or 2.3% compared to the same period in 2008. The growth in net premiums written was driven by the following factors:
•	Additional premiums written in the Company’s property, casualty and catastrophe lines in the Reinsurance segment, primarily as a result of new business written and increased pricing on renewal contracts;
•	Growth in premiums in the professional lines of the Insurance segment, primarily from a small risk environmental program that incepted in the second half of 2008;

•	Declines in net premiums written in the workers’ compensation and property lines of the Insurance segment, as a result of the Company’s exit from the California workers’ compensation and international property insurance markets in the first quarter of 2009; and
•	Declines in net premiums written in the agriculture line of the Insurance segment due primarily to year over year timing differences between the first and second quarters of 2008 and 2009 and reduced commodity prices, partially offset by growth in policy counts.
Net premiums earned for the three months ended June 30, 2009 were $434.2 million, a decrease of $18.9 million, or 4.2%, from the second quarter of 2008 principally driven by the decline in premiums written in more recent periods as a result of the discontinuation of the workers’ compensation business line in the Insurance segment.
Net Investment Income
Endurance’s net investment income of $88.8 million increased 46.9% or $28.4 million for the quarter ended June 30, 2009 as compared to the same period in 2008. Net investment income during the second quarter of 2009 included net mark to market gains of $40.5 million on its alternative investments and high yield loan funds, included in other investments, as compared to a loss of $0.5 million in the second quarter of 2008. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, decreased by $11.8 million in comparison to the same period in 2008 due to lower reinvestment rates during the current period and a higher allocation of investments to cash and cash equivalents and shorter duration securities. Investment expenses for the second quarter of 2009, including investment management fees, were $3.0 million, which was consistent with the same period in 2008.
The annualized net earned yield, total return on the investment portfolio for the three months ended June 30, 2009 and 2008 and market yield and portfolio duration as of June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008
Annualized net earned yield(1)	6.41%	4.37%
Total return on investment portfolio(2)	3.96%	(0.31%)
Market yield(3)	3.77%	5.00%
Portfolio duration(4)	2.07	2.98

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the second quarter of 2009, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 128 basis points range, with a high of 2.92% and a low of 1.64%. Trading activity in the Company’s portfolio included reductions in asset-backed securities, agency and non-agency residential mortgage exposures and corporate securities from prior periods and increased allocations to cash and cash equivalents, U.S. government and agency securities and government guaranteed corporate securities. The duration of the Company’s fixed income investments has decreased compared to June 30, 2008 primarily due to the increased allocation to cash and cash equivalents, short term investments and the purchase of shorter duration government guaranteed corporate securities.
Investment Portfolio Composition
As of June 30, 2009, the Company continued to maintain an investment portfolio with an average credit rating of AAA. At June 30, 2009, the Company’s fixed income investments consisted of both mortgaged-backed and asset-backed securities, which comprised 35.9% of total invested assets, including pending securities transactions, fixed maturity investments, short term investments, preferred equity, cash and cash equivalents and other investments. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At June 30, 2009, the Company’s portfolio held no sub-prime mortgage exposure, and the Company’s Alt-A exposure represented 1.7% of the Company’s fixed income investments. Of the Company’s Alt-A exposure, 84.0% are fixed rate securities. In the second quarter of 2009, the Company’s investment portfolio experienced rating downgrades during the quarter on securities with fair values of $207.0 million and amortized costs of $239.8 million as of June 30, 2009, primarily within its non-agency residential mortgage-backed securities holdings.
Net Realized (Losses) Gains on Investment Sales
The Company’s investment portfolio is managed to preserve capital and liquidity while generating income and growth in book value. The portfolio is adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates and the timing of investment sales. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2009 were $748.6 million compared to $372.7 million during the three months ended June 30, 2008. Net realized investment (losses) gains on investment sales for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$14,120	$2,085
Gross realized losses on investment sales	(15,620)	(1,861)

Net realized (losses) gains on investment sales	$(1,500)	$224

Net Impairment Losses Recognized in Earnings
During the three months ended June 30, 2009, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at June 30, 2009. The Company did not identify any such securities meeting this criteria. As such, the Company performed various analyses and reviews, which are described in “Application of Critical Accounting Estimates” above to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(37,809)	$(4,237)
Portion of loss recognized in other comprehensive loss	31,165	—

Net impairment losses recognized in earnings	$(6,644)	$(4,237)

The $6.6 million of OTTI recognized by the Company in the second quarter of 2009 relating to specific credit events occurred primarily due to reductions in expected recovery values on structured securities (mortgage and asset-backed) during the period, along with certain credit related downgrades in corporate securities. The $31.2 million of OTTI recognized by the Company in the second quarter of 2009 as relating to all other factors resulted primarily from market and sector related factors, including limited liquidity and credit spreads.
For the three months ended June 30, 2008, the Company recorded $4.2 million of OTTI in earnings. Such amount was recorded prior to the adoption of FSP FAS 115-2/124-2 and included a portion related to credit losses and a portion related to all other factors.
Net Foreign Exchange Gains
During the second quarter of 2009, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $27.7 million compared to $5.6 million for the same period of 2008. The current period net foreign exchange gains resulted from the strengthening of the U.K. pound sterling and weakening of the U.S. dollar compared to other currencies during the second quarter of 2009. The Company had offsetting net unrealized foreign exchange losses (gains) of $15.0 million (2008 — ($0.3) million) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains (losses) on investments within accumulated other comprehensive loss.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended June 30, 2009, there were no significant catastrophic events that impacted the Company’s net loss ratio, although there were numerous small events that occurred, resulting in an increase in attritional loss estimates compared to the second quarter of 2008.

Favorable prior year loss reserve development was $36.0 million for the second quarter of 2009 as compared to $56.2 million during the same period in 2008. In the second quarter of 2009, prior year loss reserves emerged favorably in all lines of the Insurance segment and in the short tail and other lines of the Reinsurance segment, while in the second quarter of 2008, prior year loss reserves emerged favorably primarily in the short and long tail Insurance lines and the short tail and other lines of the Reinsurance segment. Prior year favorable loss reserve development emerged as claims have not materialized as originally estimated by the Company.
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
Acquisition Expenses
The decrease in the acquisition expense ratio for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to overall shifts in the earned premium mix notably within the Insurance segment.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the second quarter of 2009 increased as compared to the same period in 2008, primarily due to strategic employee additions and reductions in third party commissions and expense reimbursement offsets. At June 30, 2009, the Company had a total of 746 employees as compared to 741 employees at June 30, 2008.
Net Income
The Company produced net income of $149.1 million in the three months ended June 30, 2009, compared to net income of $103.3 million in the same period of 2008. The increase in net income for the current period compared to the same period in 2008 was primarily due to the growth in net investment income of $28.4 million from mark to market increases in the value of the Company’s alternative investments and high yield loan funds. In addition, the Company experienced net foreign exchange gains increases of $22.1 million in the second quarter of 2009 compared the second quarter of 2008 due to the strengthening of the U.K. pound sterling in relation to the U.S. dollar in the current period.

Consolidated results of operations — for the six month periods ended June 30, 2009 and 2008
Results of operations for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,342,461	$1,386,654	(3.2%)
Ceded premiums written	(279,519)	(276,482)	1.1%

Net premiums written	1,062,942	1,110,172	(4.3%)

Net premiums earned	812,495	825,128	(1.5%)
Net investment income	153,384	107,360	42.9%
Net realized gains on investment sales	1,741	3,047	(42.9%)
Net impairment losses recognized in earnings	(18,770)	(18,544)	1.2%
Other underwriting income	4,193	1,193	251.5%

Total revenues	953,043	918,184	3.8%

Expenses
Losses and loss expenses	490,952	464,827	5.6%
Acquisition expenses	132,124	150,010	(11.9%)
General and administrative expenses	114,786	102,537	11.9%
Amortization of intangibles	5,176	5,325	(2.8%)
Net foreign exchange gains	(27,785)	(2,514)	1,005.2%
Interest expense	15,093	15,068	0.2%
Income tax (benefit) expense	(4,740)	1,782	NM(2)

Net income	$227,437	$181,149	25.6%

Net loss ratio	60.4%	56.3%	4.1
Acquisition expense ratio	16.3%	18.2%	(1.9)
General and administrative expense ratio	14.1%	12.4%	1.7

Combined ratio	90.8%	86.9%	3.9

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful
Premiums
Gross premiums written in the six months ended June 30, 2009 were $1,342.5 million, a decrease of $44.2 million, or 3.2%, compared to the same period in 2008. Net premiums written in the six months ended June 30, 2009 were $1,062.9 million, a decrease of $47.2 million, or 4.3%, compared to the same period in 2008. The decrease in net premiums written was driven primarily by the following factors:
•	Declines in the workers’ compensation and property lines of the Insurance segment as a result of the Company’s exit from the California workers’ compensation and international property insurance markets in the first quarter of 2009, which combined contributed $159.5 million of net premiums written in the first half of 2008;

•	Growth in the professional lines of the Insurance segment, primarily from a small risk environmental program that incepted in the second half of 2008; and
•	Growth in the property, casualty and catastrophe lines of the Reinsurance segment, primarily as a result of new business written and increased pricing on renewal contracts.
Net premiums earned for the six months ended June 30, 2009 were $812.5 million, a decrease of $12.6 million, or 1.5%, from the six months ended June 30, 2008 principally due to declines in premiums written in more recent periods primarily in relation to the Company’s workers’ compensation line of the Insurance segment and the aerospace and marine lines of the Reinsurance segment. Partially offsetting these declines were increases in premiums earned within the professional and agriculture lines of the Insurance segment and the catastrophe line of the Reinsurance segment from growth in premiums written in these lines.
Net Investment Income
Endurance’s net investment income of $153.4 million increased 42.9% or $46.0 million for the six months ended June 30, 2009 as compared to the same period in 2008. Net investment income during the first six months of 2009 included net mark to market gains of $51.0 million on its alternative investments and high yield loan funds, included in other investments, as compared to losses of $16.6 million in the first six months of 2008. Investment income generated by the Company’s fixed income investments decreased by $18.1 million in the first six months of 2009 compared to 2008 due to lower reinvestment rates and a higher allocation of investments to cash and cash equivalents and shorter duration securities in the current period. Investment expenses for the six months ended June 30, 2009, including investment management fees, were $5.7 million compared to $5.3 million for the same period in 2008.
The annualized net earned yield, total return on the investment portfolio for the six months ended June 30, 2009 and 2008 and market yield and portfolio duration as of June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Annualized net earned yield(1)	5.53%	3.86%
Total return on investment portfolio(2)	4.94%	0.43%
Market yield(3)	3.77%	5.00%
Portfolio duration(4)	2.07	2.98

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.
During the six months ended June 30, 2009, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 157 basis points range, with a high of 2.92% and a low of 1.35%. Trading activity in the Company’s portfolio included reductions in asset-backed securities, agency and non-agency residential mortgage exposures and corporates from prior periods and increased allocations to cash and cash equivalents, U.S. government and agency securities and government guaranteed corporate securities. The duration of the fixed income investments has decreased compared to June 30, 2008 primarily due to the increased allocation to cash and cash equivalents, short term investments and the purchase of shorter duration government guaranteed corporate securities.

Net Realized (Losses) Gains on Investment Sales
The Company’s investment portfolio is managed to preserve capital and liquidity while generating income and growth in book value. The portfolio is adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2009 were $1,452.5 million compared to $864.2 million during the six months ended June 30, 2008. Net realized investment gains on investment sales for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$35,019	$8,131
Gross realized losses on investment sales	(33,278)	(5,084)

Net realized gains on investment sales	$1,741	$3,047

Net Impairment Losses Recognized in Earnings
During the six months ended June 30, 2009, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. For the three months ended March 31, 2009 and the six months ended June 30, 2008, the Company evaluated securities for other-than-temporary impairments based on the accounting criteria as described in the Company’s “Application of Critical Accounting Estimates — Investments” section as disclosed in the Company’s 2008 Annual Report on Form 10-K. Securities that were identified as impaired were written down to fair value, and the Company recognized a realized loss on these securities in the period identified.

During the second quarter of 2009, the Company adopted FSP FAS 115-2/124-2 as described in the “Application of Critical Accounting Estimates” section above. As a result of FSP FAS 115-2/124-2, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at June 30, 2009. The Company did not identify any such securities meeting this criteria. As such, the Company performed various analysis and reviews, which are also described in “Application of Critical Accounting Estimates” section above to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or all other factors. Other-than-temporary impairment losses prior to the adoption of FSP FAS 115-2/124-2 and net impairment losses recognized in earnings subsequent to the adoption of the new guidance for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(U.S. dollars in thousands)
Other-than-temporary impairment losses prior to adoption of FSP FAS 115-2/124-2	$(12,126)	$(18,544)
Net impairment losses recognized in earnings after the adoption of FSP FAS 115-2/124-2	(6,644)	—

Net impairment losses recognized in earnings	$(18,770)	$(18,544)

The $6.6 million of OTTI recognized by the Company in the second quarter of 2009 relating to specific credit events occurred primarily due to reductions in expected recovery values on structured securities (mortgage and asset-backed) during the period, along with certain credit related downgrades in corporate securities.
For the three months ended March 31, 2009 and six months ended June 30, 2008, the Company recorded $12.1 million and $18.5 million of OTTI in earnings, respectively. Such amounts were recorded prior to the adoption of FSP FAS 115-2/124-2 and included a portion related to credit losses and a portion related to all other factors.
Net Foreign Exchange Gains
During the first six months of 2009, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $27.8 million compared to $2.5 million for the same period of 2008. The current period net foreign exchange gains resulted from the strengthening of the U.K. pound sterling and weakening of the U.S. dollar compared to other currencies. The Company had offsetting net unrealized foreign exchange losses (gains) of $14.9 million (2008 — ($8.8 million)) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains (losses) on investments within accumulated other comprehensive loss.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the six months ended June 30, 2009, there were no significant catastrophic events that impacted the Company’s net loss ratio, although there were numerous small events that occurred, resulting in an increase in attritional loss estimates compared to the first six months of 2008.
Favorable prior year loss reserve development was $75.3 million for the first six months of 2009 as compared to $97.1 million for the same period in 2008. For the six months ended June 30, 2009, prior year reserves emerged favorably in all lines of the Insurance segment and the short tail and other lines within the Reinsurance segment. Favorable loss development for the six months ended June 30, 2008 resulted from lower than expected reported claims in the Company’s short and long tail lines within the Insurance segment and in the short tail and other lines within the Reinsurance segment.

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
Acquisition Expenses
The acquisition expense ratio for the six months ended June 30, 2009 decreased compared to the same period in 2008, primarily due to overall shifts in the earned premium mix notably within the Insurance segment.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the six months ended June 30, 2009 increased compared to the same period in 2008 primarily due to increases in direct general and administrative expenses recorded in the Company’s agriculture line in the Insurance segment as a result of strategic employee additions to meet increased policy counts and claims servicing requirements and the reduction in third party commissions and expense reimbursement offsets due to decreases in the U.S. Federal crop insurance administrative and operating reimbursements.
Net Income
The Company produced net income of $227.4 million in the six months ended June 30, 2009, compared to net income of $181.1 million in the same period of 2008. The increase in net income for the current period of 2009 compared to 2008 was primarily due to an increase in net investment income of $46.0 million related to mark to market adjustments on the Company’s alternative investments and high yield loan funds. In addition, the Company experienced net foreign exchange gain increases of $25.3 million in the first six months of 2009 compared to the same period in 2008 due to the strengthening of the U.K. pound sterling in relation to the U.S. dollar in the current period.
Reserve for losses and loss expenses
In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several calendar quarters while long tail business would emerge over many years. The Company’s only short tail line of business in the Insurance segment is its property line. The Company’s long tail lines of business in the Insurance segment are casualty, healthcare liability, workers’ compensation and professional lines. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, aerospace and marine and surety. The Company’s long tail line of business in the Reinsurance segment is the casualty line of business. Within the Company’s Insurance and Reinsurance segments, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature such as agriculture, personal accident and other lines and thus, has been included as “other” in the tables below.

As of June 30, 2009, the Company had losses and loss expenses reserves of $3.3 billion (December 31, 2008 — $3.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six month periods ended June 30, 2009 and 2008, the Company paid losses and loss expenses, net of paid loss recoveries, of $262.6 million and $364.6 million, including deposit accounting adjustments, respectively.
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
Losses and loss expenses for the three and six months ended June 30, 2009 are summarized as follows:

Three months ended	Incurred related to:		Total incurred
June 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$16,473	$(3,956)	$12,517
Long tail	83,843	(12,778)	71,065
Other	85,572	(3,108)	82,464

Total Insurance	185,888	(19,842)	166,046

Reinsurance:
Short tail	81,275	(13,878)	67,397
Long tail	35,596	937	36,533
Other	4,590	(2,676)	1,914

Total Reinsurance	121,461	(15,617)	105,844

Deposit accounting(1)	(559)	(515)	(1,074)

Totals	$306,790	$(35,974)	$270,816

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Six months ended	Incurred related to:		Total incurred
June 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$31,782	$(17,375)	$14,407
Long tail	160,254	(25,432)	134,822
Other	129,454	(13,833)	115,621

Total Insurance	321,490	(56,640)	264,850

Reinsurance:
Short tail	168,142	(18,472)	149,670
Long tail	69,760	4,892	74,652
Other	7,857	(4,913)	2,944

Total Reinsurance	245,759	(18,493)	227,266

Deposit accounting(1)	(1,005)	(159)	(1,164)

Totals	$566,244	$(75,292)	$490,952

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.
Losses and loss expenses for the three and six months ended June 30, 2009 included $36.0 million and $75.3 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2009 benefited the Company’s reported loss ratio by approximately 8.3 and 9.3 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all lines of business included within the Insurance segment and in the short tail and other lines of business in the Reinsurance segment.
During the three months ended June 30, 2009, the Company performed a periodic review of its reporting patterns and revised reporting patterns for several reserving groups within its short tail and long tail reinsurance reserve categories to reflect a more current composition of exposures within these reserve groups and their reporting characteristics. The changes made by the Company in the reporting patterns for its short and long tail reinsurance reserve categories did not materially change loss and loss expenses incurred in the current or prior periods for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2009, the Company did not materially alter the other key input (initial expected loss ratios) utilized to establish its reserves for losses and loss expenses for business related to prior years for the insurance and reinsurance reserve categories.
Insurance
Short Tail Insurance. For the three and six months ended June 30, 2009, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected claims reported and favorable case reserve development related to the property line of business.
Long Tail Insurance. For the three and six months ended June 30, 2009, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and a favorable case settlement within the healthcare liability line of business. Favorable loss emergence was partially offset by adverse loss emergence related to credit crisis exposures within the professional lines of business.

Other Insurance. For the three and six months ended June 30, 2009, the Company recorded favorable loss emergence within this reserve category due to lower than anticipated claims settlements for the 2008 crop year in the agriculture line of business.
Reinsurance
Short Tail Reinsurance. For the three and six months ended June 30, 2009, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, property and aerospace lines of business. The favorable emergence was partially offset by unfavorable emergence from the marine line of business.
Long Tail Reinsurance. For the three and six months ended June 30, 2009, the Company recorded a modest amount of unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the casualty line of business.
Other Reinsurance. For the three and six months ended June 30, 2009, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the specialty lines of business including special accounts and personal accident lines.
Losses and loss expenses for the three and six months ended June 30, 2008 are summarized as follows:

Three months ended	Incurred related to:		Total incurred
June 30, 2008	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$17,452	$(7,423)	$10,029
Long tail	99,779	(18,160)	81,619
Other	96,523	—	96,523

Total Insurance	213,754	(25,583)	188,171

Reinsurance:
Short tail	76,771	(10,316)	66,455
Long tail	34,048	1,187	35,235
Other	8,943	(23,896)	(14,953)

Total Reinsurance	119,762	(33,025)	86,737

Deposit accounting(1)	(2,008)	2,425	417

Totals	$331,508	$(56,183)	$275,325

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Six months ended	Incurred related to:		Total incurred
June 30, 2008	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$33,813	$(9,319)	$24,494
Long tail	189,004	(20,007)	168,997
Other	125,631	—	125,631

Total Insurance	348,448	(29,326)	319,122

Reinsurance:

Short tail	137,791	(42,196)	95,595
Long tail	65,789	1,086	66,875
Other	12,880	(27,413)	(14,533)

Total Reinsurance	216,460	(68,523)	147,937

Deposit accounting(1)	(2,944)	712	(2,232)

Totals	$561,964	$(97,137)	$464,827

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.
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
Insurance
Short Tail Insurance. For the three and six months ended June 30, 2008, prior year favorable loss reserve development for this tail was primarily a result of favorable claims emergence in the property line of business.
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
Reinsurance
Short Tail Reinsurance. For the three and six months ended June 30, 2008, the favorable loss emergence in the short tail reinsurance reserve category was primarily due to lower than expected claims reported within the catastrophe, property and surety lines of business.

Long Tail Reinsurance. There was an immaterial amount of prior year unfavorable loss reserve development related to this reserve category for the three and six months ended June 30, 2008.
Other Reinsurance. Favorable prior year loss reserve development related to this reserve category for the three months ended June 30, 2008 resulted primarily from better than expected claims settlements in the agriculture line. For the six months ended June 30, 2008, favorable loss settlement activity within agriculture and certain other specialty lines resulted in overall favorable prior year loss reserve development for this reserve category.
Reserves for losses and loss expenses were comprised of the following at June 30, 2009:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$45,383	$41,014	$86,397
Long tail	276,174	1,056,639	1,332,813
Other	237,697	32,199	269,896

Total Insurance	559,254	1,129,852	1,689,106

Reinsurance:
Short tail	385,626	326,837	712,463
Long tail	257,721	583,416	841,137
Other	6,767	64,719	71,486

Total Reinsurance	650,114	974,972	1,625,086

Deposit accounting(1)	(23,616)	(26,134)	(49,750)

Totals	$1,185,752	$2,078,690	$3,264,442

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at December 31, 2008:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$59,346	$37,429	$96,775
Long tail	163,633	1,078,095	1,241,728
Other	250,278	70,076	320,354

Total Insurance	473,257	1,185,600	1,658,857

Reinsurance:
Short tail	463,494	277,319	740,813
Long tail	239,510	578,723	818,233
Other	6,535	68,238	74,773

Total Reinsurance	709,539	924,280	1,633,819

Deposit accounting(1)	(25,861)	(31,359)	(57,220)

Totals	$1,156,935	$2,078,521	$3,235,456

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.
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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance business segment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$230,792	$271,973	$753,006	$857,107
Ceded premiums written	(77,030)	(37,583)	(276,813)	(266,576)

Net premiums written	153,762	234,390	476,193	590,531

Net premiums earned	223,588	245,383	404,262	413,364
Other underwriting income	103	—	3,062	—

	223,691	245,383	407,324	413,364

Expenses
Losses and loss expenses	166,046	188,171	264,850	319,122
Acquisition expenses	20,855	29,000	45,696	52,117
General and administrative expenses	25,179	25,071	54,938	45,632

	212,080	242,242	365,484	416,871

Underwriting income (loss)	$11,611	$3,141	$41,840	$(3,507)

Net loss ratio	74.3%	76.7%	65.5%	77.2%
Acquisition expense ratio	9.3%	11.8%	11.3%	12.6%
General and administrative expense ratio	11.3%	10.2%	13.6%	11.0%

Combined ratio	94.9%	98.7%	90.4%	100.8%

Premiums. Net premiums written for the three and six months ended June 30, 2009 in the Insurance segment decreased by 34.4% and 19.4% over the same periods in 2008, respectively. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended
	June 30, 2009		June 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Property	$40,084	$22,125	$52,360	$36,641
Casualty	50,605	28,291	38,737	34,953
Healthcare Liability	23,202	22,871	25,485	25,169
Workers’ Compensation	(1,413)	(2,608)	69,888	63,482
Agriculture	56,235	28,713	50,921	44,193
Professional Lines	62,079	54,370	34,582	29,952

Total	$230,792	$153,762	$271,973	$234,390

	Six Months Ended
	June 30, 2009		June 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Property	$67,835	$39,612	$83,542	$51,644
Casualty	81,229	46,171	63,861	50,066
Healthcare Liability	42,915	40,080	41,978	41,661
Workers’ Compensation	29,166	14,321	153,367	139,387
Agriculture	434,645	252,017	464,340	266,593
Professional Lines	97,216	83,992	50,019	41,180

Total	$753,006	$476,193	$857,107	$590,531

The decrease in the Insurance business segment net premiums written for the three and six months ended June 30, 2009 compared to the same periods in 2008 was driven by the following factors:
•	A decline in workers’ compensation and property premiums written as a result of the Company’s exit from the California workers’ compensation and international property insurance markets in the first quarter of 2009;
•	A reduction in the premiums written in the agriculture line due to lower commodity prices;
•	A decrease in net premiums written in the casualty insurance line, primarily due to the impact of a new reinsurance treaty for this line that incepted in the fourth quarter of 2008, resulting in reduced retentions in the current periods; and
•	Growth in net premiums written in the professional lines of business, primarily from a small risk environmental program that incepted in the second half of 2008.
Net premiums earned by the Company in the Insurance segment in the three and six months ended June 30, 2009 decreased compared to the same periods in 2008, primarily due to declines in net premiums written in more recent periods in the workers’ compensation and property lines. The decline in net premiums earned was somewhat offset as a result of the growth in net earned premiums from the professional lines during the second quarter and first half of 2009 compared to the same periods in 2008 due to increased premiums written in the current periods.
Losses and Loss Expenses. The decreases in the net loss ratios in the Company’s Insurance segment for the three and six months ended June 30, 2009 reflected better than expected current year loss activity for the second quarter of 2009 and higher levels of favorable prior year loss reserve development during the first half of 2009 as compared to the same periods in 2008. During the second quarter and first six months of 2009, the Company’s previously estimated loss and loss expense reserves for the Insurance segment for prior accident years were reduced by $19.8 million and $56.6 million respectively, which decreased the net loss ratio by 8.9 and 14.0 percentage points, as compared to reductions of $25.6 million and $29.3 million, which decreased the net loss ratio by 10.4 and 7.1 percentage points, for the three and six months ended June 30, 2008. All reserving categories in the Company’s Insurance segment experienced net reductions in estimated losses for prior accident years in the three and six months ended June 30, 2009 as claims have not materialized or were settled for lower amounts than were originally estimated.

Acquisition Expenses. The Company’s acquisition expenses and acquisition expense ratios in the Insurance segment decreased during the second quarter and first six months of 2009 compared to 2008 due to a shift in premiums written from the workers’ compensation line to the professional and agriculture lines, which generally have lower associated acquisition costs.
General and Administrative Expenses. The increases in the general and administrative expense ratios in the Insurance segment for the second quarter and first six months of 2009 as compared to 2008 were due to strategic employee additions and the reduction in third party commissions and expense reimbursements offsets, primarily in the Insurance segment’s agriculture line.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and six months ended June 30, 2009 and 2008. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$328,593	$246,386	$591,971	$531,864
Ceded premiums written	(2,098)	(11,095)	(2,706)	(9,906)

Net premiums written	326,495	235,291	589,265	521,958

Net premiums earned	211,453	210,001	409,928	415,737

Expenses
Losses and loss expenses	105,844	86,737	227,266	147,937
Acquisition expenses	42,628	47,499	85,568	98,655
General and administrative expenses	29,350	27,422	59,848	56,905

	177,822	161,658	372,682	303,497

Underwriting income	$33,631	$48,343	$37,246	$112,240

Net loss ratio	50.0%	41.3%	55.4%	35.6%
Acquisition expense ratio	20.2%	22.6%	20.9%	23.7%
General and administrative expense ratio	13.9%	13.1%	14.6%	13.7%

Combined ratio	84.1%	77.0%	90.9%	73.0%

Premiums. In the second quarter and first six months of 2009, net premiums written, including deposit premiums, in the Reinsurance segment increased by 38.8% and 12.9% over the same periods of 2008.

Gross and net premiums written, including deposit premiums, for each line of business in the Reinsurance business segment for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30, 2009		June 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Casualty	$83,997	$83,989	$36,244	$36,273
Property	55,244	55,244	34,886	34,886
Catastrophe	148,380	148,380	130,217	122,231
Agriculture	2,902	2,902	5,822	5,187
Aerospace and marine	23,597	21,569	24,250	21,916
Surety and other specialty	14,473	14,411	14,967	14,798

Total	$328,593	$326,495	$246,386	$235,291

	Six Months Ended
	June 30, 2009		June 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Casualty	$159,491	$159,259	$105,545	$106,775
Property	92,123	92,123	71,134	71,107
Catastrophe	257,828	257,828	235,451	227,386
Agriculture	7,761	7,761	16,734	16,099
Aerospace and marine	35,909	33,785	60,785	58,542
Surety and other specialty	38,859	38,509	42,215	42,049

Total	$591,971	$589,265	$531,864	$521,958

Net premiums written, which include deposit premiums, in the Reinsurance segment for the three and six months ended June 30, 2009 were $326.5 million and $589.3 million compared to $235.3 million and $522.0 million of net premiums written during the same periods in 2008. The increases in net premiums written in the Reinsurance segment for the second quarter and six months ended June 30, 2009 compared to the same periods in 2008 were primarily due to the following factors:
•	New business written, as well as increased pricing on renewal contracts, in the Company’s catastrophe and property lines;
•	Growth in the casualty line, mainly due to three large professional lines and small risk commercial casualty treaties that were newly written; offset in part by non-renewals of business not meeting our return requirements;
•	A decline in the marine line of business from non-renewals, as this international book was re-underwritten in the first quarter of 2009; and
•	A decline in the agriculture line due to reductions in commodity prices and non-renewals of business not meeting our underwriting requirements.
Net premiums earned by the Company in the Reinsurance segment for the second quarter of 2009 were consistent with premiums earned during the second quarter of 2008. Net premiums earned decreased in the first six months of 2009 compared to the same period in 2008 due to the decrease in net premiums written in this business segment in more recent periods. The rate of decrease in net premiums earned was less than the decline in net premiums written in recent periods due to the continued earning of premiums written by the Company in prior years.

Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and six months ended June 30, 2009 increased compared to the same periods in 2008 as a result of less favorable prior year loss reserve development recognized for the second quarter and first six months of 2009 as compared to 2008. The Company recorded $15.6 million and $18.5 million of favorable prior year loss reserve development in the three and six months ended June 30, 2009 compared to $33.0 million and $68.5 million in the three and six months ended June 30, 2008. During the second quarter and first six months of 2009, the majority of the favorable loss reserve development emanated from this segment’s short tail catastrophe, property, aerospace and surety lines of business, and other specialty lines of business, including special accounts and personal accident lines, as claims emergence in these lines was less than originally estimated by the Company. Modest unfavorable loss reserve development emanated from this segment’s long tail lines of business for the three and six months ended June 30, 2009 specifically in the casualty and U.S. professional liability lines. In addition to reduced favorable development year over year, the Company recorded a higher level of attritional loss reserves for the current periods to reflect price reductions and the potential for increased claims from several smaller scale industry catastrophe events occurring in the second quarter and first six months of 2009.
Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment decreased for the three and six months ended June 30, 2009 as compared to the same periods in 2008. This was generally due to lower profit commissions associated with increased loss estimates in the property line and overall shifts in the earned premium mix within the Reinsurance segment.
General and Administrative Expenses. The general and administrative expenses ratios in the Reinsurance segment for the second quarter and first six months of 2009 was consistent with the same periods in 2008.
Deposit Accounting
For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$(230)	$(296)	$(2,516)	$(2,317)

Net premiums written	(230)	(296)	(2,516)	(2,317)

Net premiums earned	(821)	(2,299)	(1,695)	(3,973)
Other underwriting income	493	1,933	1,131	1,193

	(328)	(366)	(564)	(2,780)

Expenses
Losses and loss expenses	(1,074)	417	(1,164)	(2,232)
Acquisition expenses	367	(863)	860	(762)

	(707)	(446)	(304)	(2,994)

Underwriting income (loss)	$379	$80	$(260)	$214

During the three and six months ended June 30, 2009, the Company recorded $0.2 million and $2.5 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits under the deposit accounting provisions of SOP 98-7 as compared to $0.3 million and $2.3 million for the three and six months ended June 30, 2008. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks, that although having a low probability of occurrence, could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.
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

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands)
Total underwriting income	$45,621	$51,564	$78,826	$108,947
Net investment income	88,834	60,482	153,384	107,360
Net foreign exchange gains	27,723	5,621	27,785	2,514
Net realized (losses) gains on investment sales	(1,500)	224	1,741	3,047
Net impairment losses recognized in earnings	(6,644)	(4,237)	(18,770)	(18,544)
Amortization of intangibles	(2,588)	(2,637)	(5,176)	(5,325)
Interest expense	(7,538)	(7,534)	(15,093)	(15,068)

Consolidated income before income taxes	$143,908	$103,483	$222,697	$182,931

Liquidity and capital resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, American Merchants and ARMtech. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares and Series A Preferred Shares. There are restrictions on the payment of dividends by our operating subsidiaries.
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2009, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $503 million (December 31, 2008 — $339 million) without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations.
Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the “FSA”). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At June 30, 2009, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and American Merchants are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are generally limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty do not currently have earned surpluses; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2009 without the prior approval of the applicable insurance regulator. At June 30, 2009, American Merchants and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.7 million and $3.5 million, respectively, without prior regulatory approval from the applicable regulators, during 2009. In addition, any dividends paid by Endurance American, Endurance American Specialty and American Merchants would be subject to the dividend limitation of their respective parent insurance companies.
The Company’s aggregate cash and invested assets as of June 30, 2009 totaled $5.7 billion compared to $5.4 billion as of December 31, 2008. The level of cash and invested assets are impacted by the collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares and warrants to purchase ordinary shares. The decrease in cash flows from operations for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily a result of the timing of paid loss disbursements during the three and six months ended June 30, 2009.
As of June 30, 2009 and December 31, 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $170.8 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2009 and December 31, 2008, the Company had also pledged $672.7 million and $591.9 million of its fixed maturity investments as collateral for $615.8 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2009 and December 31, 2008, cash and fixed maturity investments with fair values of $359.4 million and $234.8 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $14.7 million and $14.2 million were on deposit with Canadian regulators, respectively.
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

Quantitative and qualitative information about market risk
Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed income investments, which includes fixed maturity investments, short term investments and preferred equity securities, is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio generally falls, and the converse is also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of managed assets and the current duration of the Company’s liabilities (including reserves for losses and loss expenses) is approximately 2.5 years. The actual duration of the Company’s investment portfolio was 2.07 years at June 30, 2009. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of June 30, 2009, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and cash equivalents and fixed income investments of $5,415.1 million at June 30, 2009 would have been as follows:

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
June 30, 2009
Total market value	$5,517.8	$5,468.0	$5,415.1	$5,359.6	$5,303.9
Market value change from base	1.90%	0.98%	—	(1.02%)	(2.05%)
Change in unrealized value	$102.7	$52.9	—	$(55.5)	$(111.2)
Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss is expected to be less than or equal to 7.21% at June 30, 2009.
The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.

Credit Risk. The following table summarizes the fair value composition of the fixed income investments by investment ratings assigned by Standard & Poor’s, Moody’s or other rating agencies and by contractual maturity at June 30, 2009. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due after	Due after
	Due	one year	five years		Mortgage-	Asset-
	within	through	through	Due after	backed	backed
Ratings	one year	five years	ten years	ten years	securities(1)	securities(1)	Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$20,360	$417,521	$238,466	$48,213	$—	$—	$724,560
AAA / Aaa	138,067	767,467	63,193	51,578	1,687,505	202,297	2,910,107
AA / Aa	30,012	44,370	24,301	8,501	10,227	—	117,411
A / A	25,280	149,253	45,215	15,171	8,191	7,683	250,793
BBB	—	1,693	975	956	9,876	17,682	31,182
Below BBB	2,671	16,926	24,747	7,040	94,277	—	145,661
Not rated	—	—	—	—	487	—	487

Total	$216,390	$1,397,230	$396,897	$131,459	$1,810,563	$227,662	$4,180,201

(1)	The effective duration of the Company’s mortgage-backed and asset-backed securities portfolios were 2.47 and 1.37, respectively, as of June 30, 2009. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contractual maturity.
Under the Company’s amended and restated syndicated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion. As of June 30, 2009, there were no borrowings under this line of credit, and letters of credit outstanding under the facility were $615.8 million.
Excluding interest rate risk and credit risk described above, there have been no other material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk” included in the Company’s 2008 Annual Report on Form 10-K.
Currency and Foreign Exchange
The Company’s functional currency is the U.S. dollar for all of its subsidiaries other than Endurance U.K., which uses British Sterling. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive loss.
Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

Effects of inflation
Given recent general economic events, it is possible that the risk of inflation has increased, which could cause claims and claim expenses to increase and also impact the performance of our investment portfolio. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. The effects of such increases in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;
•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;
•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;
•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;
•	the inability to renew business previously underwritten or acquired;
•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;
•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;
•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in jurisdictions outside of Bermuda;
•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;
•	the enactment of state or federal legislation, including legislation in Florida regarding insurance or reinsurance coverage offered by the Florida Hurricane Catastrophe Fund and the other similar state sponsored agencies or companies;
•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate;
•	termination of or changes in the terms of the U.S. multiple peril crop insurance program;
•	reduced acceptance of our existing or new products and services;
•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;
•	assessments by states for high risk or otherwise uninsured individuals;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;
•	loss of key personnel;
•	political stability of Bermuda;
•	changes in the political environment of certain countries in which we operate or underwrite business;
•	changes in accounting regulation, policies or practices;
•	our investment performance;
•	the valuation of our invested assets and the determination of impairments of those assets, if any;
•	the breach of our investment guidelines by our internal or independent third party investment managers or the inability of those guidelines to mitigate risks arising out of current financial conditions;
•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	potential government intervention in our industry;
•	illiquidity in the credit markets worldwide and in the United States in particular; and
•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the 2008 Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as amended on May 8, 2009.

Item 2.	Changes in Securities and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs(1)(2)	Plans or Programs(1)(2)
April 1, 2009 – April 30, 2009	—	—	—	5,165,526
May 1, 2009 – May 31, 2009	134,500	$26.42	134,500	5,031,026
June 1, 2009 – June 30, 2009	467,948	$28.08	467,948	4,563,078

Total	602,448	$27.71	602,448	4,563,078

(1)	Ordinary shares or share equivalents.

(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. On February 26, 2009, the Company extended the share repurchase program until May 13, 2011. Under this program, the Company may repurchase up to a total of 18,000,000 of its ordinary shares and share equivalents. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
The Company’s 2009 Annual General Meeting of Shareholders was held on May 14, 2009. Proxies with regard to the matters voted upon at the Annual General Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the results of voting on each such matter after giving effect to the voting limitations set forth in the Company’s Amended and Restated Bye-Laws.

Proposal No. 1 — Election of Directors
The election of three Class I directors to the Board of Directors of Endurance Specialty Holdings Ltd.

Name	Votes For	Votes Withheld
Steven W. Carlsen	48,863,497	387,542
Kenneth J. LeStrange	48,644,771	586,730
William J. Raver	48,890,940	348,495
The election of a slate of director designees to the Board of Directors of Endurance Specialty Insurance Ltd.

Name	Votes For	Votes Withheld
Steven W. Carlsen	48,861,222	389,818
David S. Cash	48,890,216	360,823
Kenneth J. LeStrange	48,890,184	360,855
The election of a slate of director designees to the Board of Directors of Endurance Worldwide Holdings Limited.

Name	Votes For	Votes Withheld
Alan Barlow	48,888,621	362,419
William H. Bolinder	48,889,163	361,876
Steven W. Carlsen	48,838,510	412,530
Kenneth J. LeStrange	48,890,184	360,855
Simon Minshall	48,893,281	357,758
Brendan R. O’Neill	46,731,539	2,519,501
The election of a slate of director designees to the Board of Directors of Endurance Worldwide Insurance Limited.

Name	Votes For	Votes Withheld
Alan Barlow	48,889,794	361,246
William H. Bolinder	48,895,114	355,925
Steven W. Carlsen	48,884,149	366,891
Kenneth J. LeStrange	48,830,728	420,311
Simon Minshall	48,891,027	360,012
Brendan R. O’Neill	48,891,250	359,790
Proposal No. 2 — The appointment of Ernst & Young Ltd. as the Company’s independent registered public accounting firm for the year ending December 31, 2009 and the authorization of the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

Votes For	Votes Against	Abstentions
49,164,517	81,122	5,400

Item 5.	Other Information
None

Item 6.	Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

10.1	Form of Amended and Restated Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2009.

10.2	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 4, 2009.

10.3
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme, Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of June 17, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 18, 2009.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: August 7, 2009	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer, President

Date: August 7, 2009	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Amended and Restated Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2009.

10.2	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 4, 2009.

10.3
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme, Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of June 17, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 18, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.