Form 10-Q
period 2009-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2009-11-06
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended September 30, 2009,
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of November 4, 2009

Ordinary Shares — $1.00 par value	56,595,795

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	2

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2009 and 2008	3

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures about Market Risk	67

Item 4. Controls and Procedures	67

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	68

Item 1A. Risk Factors	68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3. Defaults Upon Senior Securities	68

Item 4. Submission of Matters to a Vote of Security Holders	68

Item 5. Other Information	68

Item 6. Exhibits	69

SIGNATURES	70

Exhibit 31.1
Exhibit 31.2
Exhibit 32

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,482,976 and $4,047,368 at September 30, 2009 and December 31, 2008)	$4,494,429	$3,875,137
Short-term investments, available for sale at fair value (amortized cost: $712,683 and $111,322 at September 30, 2009 and December 31, 2008)	712,618	111,333
Preferred equity securities, available for sale at fair value (amortized cost: $9,155 and $26,003 at September 30, 2009 and December 31, 2008)	15,535	25,360
Other investments, under the equity method	335,498	284,263

Total investments	5,558,080	4,296,093
Cash and cash equivalents	614,437	1,061,994
Premiums receivable, net	828,316	609,387
Deferred acquisition costs	181,018	160,870
Securities lending collateral	113,499	112,940
Prepaid reinsurance premiums	169,097	149,591
Losses recoverable	454,972	557,834
Accrued investment income	27,826	30,872
Goodwill and intangible assets	194,033	200,791
Deferred tax assets	16,142	20,691
Receivable on pending investments sales	326,133	3,104
Other assets	73,728	68,303

Total assets	$8,557,281	$7,272,470

LIABILITIES
Reserve for losses and loss expenses	$3,241,244	$3,235,456
Reserve for unearned premiums	1,127,834	885,488
Deposit liabilities	47,338	58,622
Reinsurance balances payable	263,170	233,561
Securities lending payable	113,717	115,603
Debt	447,485	447,468
Payable on pending investment purchases	504,587	9
Other liabilities	103,556	88,980

Total liabilities	5,848,931	5,065,187

Commitments and contingent liabilities (Note 8)

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative – Par value $1.00 – 8,000,000 issued and outstanding (2008 – 8,000,000); aggregate liquidation preference $200,000 (2008 – $200,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 56,716,431 issued and outstanding (2008 – 57,203,454)	56,716	57,203
Additional paid-in capital	986,701	1,029,363
Accumulated other comprehensive income (loss)	51,541	(132,665)
Retained earnings	1,605,392	1,245,382

Total shareholders’ equity	2,708,350	2,207,283

Total liabilities and shareholders’ equity	$8,557,281	$7,272,470

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues
Gross premiums written	$469,622	$624,144	$1,812,083	$2,010,798
Ceded premiums written	(72,956)	(130,121)	(352,475)	(406,603)

Net premiums written	396,666	494,023	1,459,608	1,604,195
Change in unearned premiums	30,088	15,606	(220,359)	(269,438)

Net premiums earned	426,754	509,629	1,239,249	1,334,757
Net investment income	71,559	27,410	224,943	134,770
Net realized gains (losses) on investment sales	1,396	(7,574)	3,137	(4,527)

Total other-than-temporary impairment losses	(497)	(22,495)	(50,432)	(41,039)
Portion of loss recognized in other comprehensive income	—	—	31,165	—

Net impairment losses recognized in earnings	(497)	(22,495)	(19,267)	(41,039)

Other underwriting income (loss)	5	(2,712)	4,198	(1,519)

Total revenues	499,217	504,258	1,452,260	1,422,442

Expenses
Losses and loss expenses	211,683	445,501	702,635	910,328
Acquisition expenses	63,026	70,598	195,150	220,608
General and administrative expenses	64,436	57,771	179,222	160,308
Amortization of intangibles	2,588	2,588	7,764	7,913
Net foreign exchange (gains) losses	(2,963)	15,477	(30,748)	12,963
Interest expense	7,540	7,535	22,633	22,603

Total expenses	346,310	599,470	1,076,656	1,334,723

Income (loss) before income taxes	152,907	(95,212)	375,604	87,719
Income tax benefit (expense)	935	(4,180)	5,675	(5,962)

Net income (loss)	153,842	(99,392)	381,279	81,757
Preferred dividends	(3,875)	(3,875)	(11,625)	(11,625)

Net income (loss) available (attributable) to common and participating common shareholders	$149,967	$(103,267)	$369,654	$70,132

Other comprehensive income (loss)
Net income (loss)	$153,842	$(99,392)	$381,279	$81,757
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes of ($11,301) and $10,008 for the nine months ended September 30, 2009 and 2008, respectively)	121,206	(101,643)	220,986	(179,234)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss) (net of applicable deferred taxes of $1,266 and Nil for the nine months ended September 30, 2009 and 2008)	—	—	(29,899)	—
Foreign currency translation adjustments	(1,293)	(9,312)	10,170	(10,269)
Reclassification adjustment for net realized (gains) losses and net impairment losses included in net income (loss)	(899)	30,069	16,130	45,566
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income (loss)	22	22	66	66

Other comprehensive income (loss)	119,036	(80,864)	217,453	(143,871)

Comprehensive income (loss)	$272,878	$(180,256)	$598,732	$(62,114)

Per share data
Basic earnings (losses) per common share	$2.63	$(1.76)	$6.46	$1.18

Diluted earnings (losses) per common share	$2.51	$(1.79)	$6.15	$1.09

Cash dividend per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	57,203	60,364
Issuance of common shares	534	378
Repurchase of common shares	(1,021)	(3,085)

Balance, end of period	56,716	57,657

Additional paid-in capital
Balance, beginning of period	1,029,363	1,165,300
Issuance of common shares	2,179	669
Repurchase of common shares and share equivalents	(51,383)	(131,492)
Issuance of restricted share units in lieu of dividends	(13)	(96)
Public offering and registration costs	(66)	(112)
Settlement of equity awards	(3,677)	(5,045)
Stock-based compensation expense	10,298	13,287

Balance, end of period	986,701	1,042,511

Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of period	4,363	33,393
Foreign currency translation adjustments	10,170	(10,269)

Balance, end of period	14,533	23,124

Unrealized holding gains (losses) on investments, net of deferred taxes:
Balance, beginning of period	(134,732)	26,718
Cumulative effect of a change in accounting principle	(33,247)	—
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	237,116	(133,668)
Other-than-temporary impairment losses during the period	(29,899)	—

Balance, end of period	39,238	(106,950)

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,296)	(2,386)
Net change from current period hedging transactions, net of reclassification adjustment	66	66

Balance, end of period	(2,230)	(2,320)

Total accumulated other comprehensive income (loss)	51,541	(86,146)

Retained earnings
Balance, beginning of period	1,245,382	1,220,870
Cumulative effect of a change in accounting principle, net of deferred tax	33,247	—
Net income	381,279	81,757
Issuance of restricted share units in lieu of dividends	13	96
Dividends on preferred shares	(11,625)	(11,625)
Dividends on common shares	(42,904)	(44,403)

Balance, end of period	1,605,392	1,246,695

Total shareholders’ equity	$2,708,350	$2,268,717

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$381,279	$81,757
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	452	577
Amortization of other intangibles and depreciation	15,883	17,084
Net realized (gains) losses on investment sales	(3,137)	4,527
Net impairment losses recognized in earnings	19,267	41,039
Deferred taxes	(257)	(23,551)
Stock-based compensation expense	10,298	13,287
Equity in (earnings) losses of unconsolidated ventures	(78,499)	49,420
Premiums receivable, net	(218,929)	(406,352)
Deferred acquisition costs	(20,148)	(33,944)
Prepaid reinsurance premiums	(19,506)	(82,690)
Losses recoverable	102,862	(93,720)
Accrued investment income	3,046	5,650
Other assets	(4,259)	(4,121)
Reserve for losses and loss expenses	5,788	386,710
Reserve for unearned premiums	242,346	346,207
Deposit liabilities	(11,284)	(23,242)
Reinsurance balances payable	29,609	158,213
Other liabilities	(23,623)	20,836

Net cash provided by operating activities	431,188	457,687

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,616,228	1,979,281
Proceeds from sales of short term investments	161,550	29,943
Proceeds from sales of preferred equity securities	12,828	—
Proceeds from maturities and calls on fixed maturity investments	430,554	627,573
Proceeds from maturities and calls on short term investments	199,334	—
Proceeds from the redemption of other investments	30,084	13,607
Purchases of fixed maturity investments	(2,260,895)	(2,723,522)
Purchases of short term investments	(961,941)	(166,226)
Purchases of other investments	(2,820)	(43,050)
Purchases of fixed assets	(7,340)	(7,161)
Change in investment of securities lending collateral	(559)	38,785
Net cash paid in acquisition	(1,007)	(23,729)

Net cash used in investing activities	(783,984)	(274,499)

Cash flows used in financing activities:
Issuance of common shares	2,586	939
Repurchase of common shares	(49,722)	(132,725)
Offering and registration costs paid	(1,125)	(1,129)
Change in securities lending collateral	(1,886)	(37,188)
Settlement of equity awards	(3,677)	(5,045)
Proceeds from bank debt	378	599
Repayments of bank debt	(432)	(2,005)
Dividends on preferred shares	(11,625)	(11,625)
Dividends on common shares	(42,948)	(44,672)

Net cash used in financing activities	(108,451)	(232,851)

Effect of exchange rate changes on cash and cash equivalents	13,690	(3,287)

Net decrease in cash and cash equivalents	(447,557)	(52,950)
Cash and cash equivalents, beginning of period	1,061,994	567,825

Cash and cash equivalents, end of period	$614,437	$514,875

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
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries:

Operating Subsidiary	Domicile
Endurance Specialty Insurance Ltd.	Bermuda
Endurance Worldwide Insurance Limited	England
Endurance Reinsurance Corporation of America	Delaware
Endurance American Insurance Company	Delaware
Endurance American Specialty Insurance Company	Delaware
Endurance Risk Solutions Assurance Co.	Delaware
American Agri-Business Insurance Company & ARMtech Insurance Services, Inc.	Texas
Endurance Holdings and its wholly-owned subsidiaries are collectively referred to herein as the “Company.”
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record reserves for losses and loss expenses, for the valuation of investments and to record contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
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

Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which permitted a one-year deferral of the application of fair value accounting on non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of this guidance for non-financial assets and non-financial liabilities on January 1, 2009 with no impact on its results of operations and financial condition.
In April 2008, the FASB issued new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2009, which had no impact on its results of operations and financial condition.
In June 2008, the FASB issued new guidance related to the calculation of earnings per share which clarifies which securities are to be considered participating securities prior to vesting and as such included in the calculation of earnings per share under the two-class method. The new guidance was effective for the Company as of January 1, 2009 and required retrospective adjustment of all prior period earnings per share data presented. The Company adopted this guidance for all periods beginning January 1, 2009, which resulted in a change to the Company’s calculation of earnings per share, which were previously calculated based on the treasury stock method and are now calculated using the two-class method. The impact of changing from the treasury stock method to the two-class method of calculating earnings per share resulted in a decrease of $0.05 on basic earnings per common share and a decrease of $0.02 on diluted earnings per common share for the three months ended September 30, 2009 and a decrease of $0.12 on basic earnings per common share and a decrease of $0.05 on diluted earnings per common share for the nine months ended September 30, 2009. Amounts for the periods ended September 30, 2008 have been restated to reflect this change, which resulted in an increase of $0.03 on basic earnings per common share and no effect on diluted earnings per common share for the third quarter of 2008 and a decrease of $0.02 on basic earnings per common share and a decrease of $0.01 on diluted earnings per common share for the nine months ended September 30, 2008. See “Earnings per Share” in this Footnote and Footnote 5 below.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
In June 2008, the FASB issued new guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance established criteria for evaluation of an instrument, including assessing the instrument’s contingent exercise provisions, if any, and the instrument’s settlement provisions in order to conclude if such an instrument is indexed to an entity’s own stock. This guidance was effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the provisions of this guidance for all periods beginning January 1, 2009, which did not have an impact on the Company’s financial condition or results of operations.
In April 2009, the FASB released the following investment related guidance relating to:
•	Required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

•	Recognition and presentation of other-than-temporary impairments (“OTTI”), which amended OTTI guidance for debt securities to clarify the guidance and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The Company now evaluates each debt security whose fair value is below its amortized cost and determines if the Company intends to sell the security or will more than likely be required to sell the security before the recovery of its cost basis. If no decision to sell has been made and it is not likely that the Company will be required to sell the debt security, the Company evaluates whether it expects to recover the amortized cost of the security. If the Company does not expect to recover the amortized cost, the Company deems the security to be other-than-temporarily impaired and must separate the total OTTI into: (i) credit related OTTI; and (ii) OTTI due to non-credit related factors. The credit related OTTI losses are recognized in earnings and non-credit related OTTI losses are included in accumulated other comprehensive income. Prior to April 1, 2009, in analyzing whether a security was other-than-temporarily impaired, the Company determined whether it had the intent and ability to hold each security for a sufficient period of time for the value to recover.

•	The use of alternative valuation methods for determining the fair value of financial instruments when (i) the volume and level of trading activity for the instrument significantly decreased from prior periods and (ii) transactions in the instrument are “not orderly.”
The April 2009 updates were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance during the second quarter of 2009. Interim fair value disclosures have been included in Footnote 4 below and did not impact the Company’s financial condition or results of operations. OTTI disclosures and their impact on the Company’s financial condition and results of operations are described in Footnote 3 below.
In May 2009, the FASB issued new guidance on the recognition and disclosure of subsequent events. The Company adopted the provisions of this guidance during the second quarter of 2009 with no impact on the Company’s results of operations or financial condition.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (the “Codification”). The FASB has established the Codification as the official single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted the Codification for its financial statements for the periods ending September 30, 2009. There was no impact on the Company’s financial condition or results of operations due to its implementation.

Earnings per Share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings (losses) per share for the holders of Endurance Holdings’ ordinary shares (also referred to as “common shares”) and participating common shares according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income (loss) available (attributable) to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. The remaining undistributed earnings (losses) are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company’s unvested restricted shares, which receive cash dividends, are considered participating common shares.

Investments
Valuation. The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, as “available for sale” and accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income (loss). The Company determines the fair value of its fixed income investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
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
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own view about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The Company determines the estimated fair value of each individual security utilizing the highest level inputs available.
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income investments. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed income investments at September 30, 2009 were as follows:

Pricing services	14.2%
Index providers	51.5%
Broker/dealers	34.3%
Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At September 30, 2009, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At September 30, 2009, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
As described above, independent pricing services, index providers and broker/dealers have their own method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and may have a material effect on the estimated fair values of the Company’s securities. If the Company determines that there has been a significant decrease in the volume and level of trading activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:
(i)	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

(ii)	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

(iii)	comparing the fair value estimates to its knowledge of the current market.
Based on the above review, the Company will challenge any prices for a security which are not considered representative of fair value.
The Company’s available for sale investments are comprised of a variety of different securities, which are grouped based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities is generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government and agency securities, U.S. state, municipal and foreign government securities, corporate debt, U.S. agency and non-agency residential and commercial mortgage-backed securities, asset-backed securities, short term investments and preferred equity securities, generally incorporate significant Level 2 inputs using the market and income approach techniques. Level 3 includes any available for sale investments that use unobservable inputs, which will vary from period to period.
For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and the estimated economic life of the security. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. For the majority of these securities, changes in estimated yield are recorded on a retrospective basis, resulting in future cash flows determining current book value.
Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed income investments to determine whether any declines in the fair value below the amortized cost basis of its fixed income investments are other-than-temporary.
If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
For the remaining fixed income securities in an unrealized loss position for which a decision to sell has not been made and it is more likely that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income securities is likely to be recovered include the following actions, among others, depending on the type of security being reviewed or tested:
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
If the amortized cost of the Company’s fixed income securities is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed income securities is likely to be recovered and related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheet.
Other Investments. Other investments within the Company’s investment portfolio are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments

Composition of Net Investment Income and of Invested Assets
The components of net investment income for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Available for sale investments	$42,965	$62,105	$149,889	$187,159
Other investments	30,388	(32,789)	81,349	(49,420)
Cash and cash equivalents	914	536	2,136	4,800

	$74,267	$29,852	$233,374	$142,539
Investment expenses	(2,708)	(2,442)	(8,431)	(7,769)

Net investment income	$71,559	$27,410	$224,943	$134,770

The following tables summarize the composition of the available for sale portfolio by investment ratings assigned by rating agencies at September 30, 2009 and December 31, 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	September 30, 2009		December 31, 2008
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$825,573	15.8%	$657,748	16.4%
AAA / Aaa	3,642,668	69.7%	2,787,924	69.5%
AA / Aa	226,022	4.3%	163,718	4.1%
A / A	297,950	5.7%	327,829	8.2%
BBB	37,979	0.8%	29,902	0.7%
Below BBB	191,957	3.7%	43,776	1.1%
Not rated	433	0.0%	933	0.0%

Total	$5,222,582	100.0%	$4,011,830	100.0%

Contractual maturities of available for sale securities are shown below as of September 30, 2009 and December 31, 2008. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$811,074	$812,135	$216,788	$217,393
Due after one year through five years	1,671,495	1,703,524	890,635	916,957
Due after five years through ten years	447,400	452,227	365,577	375,824
Due after ten years	141,605	155,669	150,200	157,690
Residential mortgage-backed securities
Agency mortgage-backed securities	935,218	966,627	1,112,125	1,145,673
Non-agency mortgage-backed securities	320,212	273,973	482,185	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	32,242	33,530	33,156	33,325
Non-agency mortgage-backed securities	563,445	540,207	662,687	540,615
Asset-backed securities	282,123	284,690	271,340	248,175

Total	$5,204,814	$5,222,582	$4,184,693	$4,011,830

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.
At September 30, 2009 and December 31, 2008, the Company held $35.3 million and $30.3 million of insurance enhanced bonds (asset-backed and municipal securities), respectively, representing 0.7% and 0.8% of our fixed income investments, respectively. At September 30, 2009, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Baa” from Moody’s and “A” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Caa” by Moody’s and “CCC” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds at September 30, 2009 include Financial Guarantee Insurance Company ($14.3 million), Ambac Financial Group, Inc. ($10.6 million), Financial Security Assurance Inc. ($6.5 million), MBIA Insurance Corporation ($3.6 million), and Syncora Holdings Ltd. ($0.3 million).
In addition to the Company’s fixed income investments, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under other investments. At September 30, 2009 and December 31, 2008, the Company had invested, net of capital returned, a total of $286.4 million and $326.5 million, respectively, in the Funds. At September 30, 2009 and December 31, 2008, the carrying value of the Funds was $335.5 million and $284.3 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Footnote 8).

Net Realized Gains (Losses) on Investment Sales
Realized gains and losses on investment sales are recognized in earnings using the first in and first out method. The analysis of net realized gains (losses) on investment sales for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross realized gains on investment sales	$11,219	$6,557	$46,237	$14,688
Gross realized losses on investment sales	(9,823)	(14,131)	(43,100)	(19,215)

Net realized gains (losses) on investment sales	$1,396	$(7,574)	$3,137	$(4,527)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Unrealized Gains and Losses and Other-than-temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses on the Company’s securities classified as available for sale at September 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
September 30, 2009	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$812,345	$19,012	$(5,784)	$825,573	$—
U.S. state and municipal securities	84,788	6,416	—	91,204	—
Foreign government securities	141,399	5,067	(34)	146,432	—
Government guaranteed corporate securities	825,353	6,156	(69)	831,440	—
Corporate securities	485,851	17,976	(3,074)	500,753	—
Residential mortgage-backed securities
Agency mortgage-backed securities	935,218	31,617	(208)	966,627	—
Non-agency mortgage-backed securities	320,212	1,952	(48,191)	273,973	(42,760)
Commercial mortgage-backed securities
Agency mortgage-backed securities	32,242	1,288	—	33,530	—
Non-agency mortgage-backed securities(1)	563,445	6,260	(29,498)	540,207	(39)
Asset-backed securities	282,123	6,316	(3,749)	284,690	—

Total fixed maturity investments	4,482,976	102,060	(90,607)	4,494,429	(42,799)
Short term investments	712,683	15	(80)	712,618	—
Preferred equity securities	9,155	6,380	—	15,535	—

Total	$5,204,814	$108,455	$(90,687)	$5,222,582	$(42,799)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $4.2 million.

(2)	Represents the total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2009, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income was $27.5 million.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and agencies securities	$614,000	$43,772	$(24)	$657,748
U.S. state and municipal securities	103,600	4,647	(21)	108,226
Foreign government securities	171,339	9,600	—	180,939
Government guaranteed corporate securities	78,423	1,841	(25)	80,239
Corporate securities	518,513	5,920	(20,414)	504,019
Residential mortgage-backed securities
Agency mortgage-backed securities	1,112,125	34,928	(1,380)	1,145,673
Non-agency mortgage-backed securities	482,185	31	(106,038)	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,156	209	(40)	33,325
Non-agency mortgage-backed securities(1)	662,687	202	(122,274)	540,615
Asset-backed securities	271,340	11	(23,176)	248,175

Total fixed maturity investments	$4,047,368	$101,161	$(273,392)	$3,875,137
Short term investments	111,322	11	—	111,333
Preferred equity securities	26,003	—	(643)	25,360

Total	$4,184,693	$101,172	$(274,035)	$4,011,830

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $2.5 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2009	Losses (1)	Value	Losses (1)	Value	Losses (1)	Value
U.S. government and agencies securities	$(5,784)	$183,329	$—	$—	$(5,784)	$183,329
U.S. state and municipal securities	—	—	—	—	—	—
Foreign government securities	(26)	25,078	(8)	1,711	(34)	26,789
Government guaranteed corporate securities	(69)	61,389	—	—	(69)	61,389
Corporate securities	(1,195)	114,375	(1,879)	27,554	(3,074)	141,929
Residential mortgage-backed securities
Agency mortgage-backed securities	(119)	81,220	(89)	11,691	(208)	92,911
Non-agency mortgage-backed securities	(9,704)	61,979	(38,487)	192,424	(48,191)	254,403
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(2,396)	35,435	(27,102)	275,810	(29,498)	311,245
Asset-backed securities	(918)	29,394	(2,831)	31,508	(3,749)	60,902

Total fixed maturity investments	$(20,211)	$592,199	$(70,396)	$540,698	$(90,607)	$1,132,897
Short term investments	(68)	17,113	(12)	1,191	(80)	18,304
Preferred equity securities	—	—	—	—	—	—

Total	$(20,279)	$609,312	$(70,408)	$541,889	$(90,687)	$1,151,201

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at September 30, 2009.
As of September 30, 2009, 397 available for sale securities were in an unrealized loss position. Of those, 256 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized losses on securities that were not deemed to be OTTI resulted primarily from historical credit spread widening and have decreased with improved market conditions.

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
The analysis of OTTI for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Total other-than-temporary impairment losses	$(497)	$(22,495)	$(50,432)	$(41,039)
Portion of loss recognized in other comprehensive income (loss)	—	—	31,165	—

Net impairment losses recognized in earnings (losses)	$(497)	$(22,495)	$(19,267)	$(41,039)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The $0.5 million of OTTI losses recognized by the Company in the third quarter of 2009 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period, along with certain credit related downgrades in corporate securities. No OTTI was recognized by the Company in the third quarter of 2009 that related to non-credit factors.
In addition to the foregoing analysis, the adoption of the new accounting guidance regarding OTTI in the second quarter of 2009 resulted in a reclassification in the Company’s financial statements of the OTTI recorded by the Company for securities owned at April 1, 2009. Of the $93.4 million of OTTI recorded by the Company for securities owned at April 1, 2009, $60.1 million was determined to relate to specific credit events and $33.3 million was determined to relate to non-credit factors. The $60.1 million of OTTI determined to relate to specific credit events had previously been written down by the Company and had no effect on the Company’s income statement or balance sheet in the second quarter. The $33.3 million of OTTI related to non-credit factors had no effect on the Company’s income statement, but caused an increase in retained earnings and an offsetting increase in accumulated other comprehensive loss in the second quarter of 2009, with no effect on total shareholders’ equity.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three months ended September 30, 2009 and the period from April 1, 2009 to September 30, 2009:

Beginning balance at July 1, 2009	$(12,966)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—
Reductions for securities sold during the period	157

Ending balance at September 30, 2009	$(12,809)

Beginning balance at April 1, 2009	$(10,751)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	(2,215)
Reductions for securities sold during the period	157

Ending balance at September 30, 2009	$(12,809)

For the three months ended March 31, 2009 and the three and nine months ended September 30, 2008, the Company recorded $12.1 million, $22.5 million and $41.0 million of OTTI losses in earnings, respectively. Such amounts included a portion related to credit losses and a portion related to non-credit factors.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Securities Lending

The Company also participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, securities of U.S. government agencies, mortgage-backed securities, asset-backed securities and corporate fixed maturity securities. At September 30, 2009, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and overnight repurchase agreements. Securities with an estimated fair value of $111.8 million and $112.6 million were on loan under the program at September 30, 2009 and December 31, 2008, respectively. The Company was liable for cash collateral under the Company’s control of $113.7 million and $115.6 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the fair value of the investments purchased with the cash collateral received from the borrower was $113.5 million and $112.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa1” by Moody’s and “AAA” by Standard & Poor’s at September 30, 2009. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement
The following tables set forth the Company’s available for sale investments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at September 30, 2009 and December 31, 2008:

		Fair Value Measurements at September 30, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$825,573	$—	$825,573	$—
U.S. state and municipal securities	91,204	—	91,204	—
Foreign government securities	146,432	—	146,432	—
Government guaranteed corporate securities	831,440	—	831,440	—
Corporate securities	500,753	—	500,642	111
Residential mortgage-backed securities
Agency mortgage-backed securities	966,627	—	966,627	—
Non-agency mortgage-backed securities	273,973	—	273,449	524
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,530	—	33,530	—
Non-agency mortgage-backed securities	540,207	—	536,174	4,033
Asset-backed securities	284,690	—	284,690	—

Total fixed maturity investments	$4,494,429	$—	$4,489,761	$4,668
Short term investments	712,618	31,580	681,038	—
Preferred equity securities	15,535	—	15,535	—

Total	$5,222,582	$31,580	$5,186,334	$4,668

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

Level 3 assets represented less than 0.09% and 0.14% of the Company’s total available for sale assets at September 30, 2009 and December 31, 2008, respectively.
There have been no material changes in the Company’s valuation techniques since the Company implemented fair value measurement in 2008.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.

The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at September 30, 2009 and December 31, 2008, respectively:

Fair Value Measurements at September 30, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$113,499	—	$113,499	—

Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$112,940	—	$112,940	—

The following tables present a reconciliation of the beginning and ending balances for all fixed maturity investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2009. Level three assets included below are related to our fixed maturity investments including corporate debt securities, non-agency residential and non-agency commercial mortgage backed securities.

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Level 3, beginning of period	$5,172	$5,598
Total realized and unrealized gains (losses):
Included in earnings	5	(903)
Included in other comprehensive income	826	1,269
Purchases, issuances and settlements	25	140
Net transfers out of Level 3	(1,360)	(1,436)

Level 3, end of period	$4,668	$4,668

Losses on Level 3 securities in the amount of $0.1 million and $0.1 million, representing realized losses due to OTTI, were included in net impairment losses recognized in earnings for the three and nine months ended September 30, 2009 and were attributable to fixed income investments held at September 30, 2009.
At September 30, 2009 and December 31, 2008, the carrying value of the Company’s other investments was $335.5 million and $284.3 million, respectively, which approximates fair value.
At September 30, 2009 and December 31, 2008, the carrying value of the Company’s senior notes was $447.5 million and $447.5 million and the fair value was $405.0 million and $334.2 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) available (attributable) to common and participating common shareholders	$149,967	$(103,267)	$369,654	$70,132
Less amount allocated to participating common shareholders(1)	(2,522)	2,057	(6,665)	(1,390)

Net income (loss) allocated to common shareholders	$147,445	$(101,210)	$362,989	$68,742

Denominator:
Weighted average shares – basic
Outstanding	55,964,305	57,509,574	56,161,211	58,235,676
Vested restricted share units	12,761	60,032	22,786	78,504

Weighted average shares – basic	55,977,066	57,569,606	56,183,997	58,314,180

Share equivalents:
Warrants	1,844,609	—	2,019,440	3,700,840
Options	956,956	—	816,128	1,010,048
Restricted share units	3,356	—	151	—

Weighted average shares – diluted	58,781,987	57,569,606	59,019,716	63,025,068

Basic earnings (losses) per common share	$2.63	$(1.76)	$6.46	$1.18

Diluted earnings (losses) per common share	$2.51	$(1.79)	$6.15	$1.09

(1)	Represents earnings (losses) available (attributable) to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on August 13, 2009 (2008 — $0.484375). The preferred share dividend was paid on September 15, 2009 to shareholders of record on September 1, 2009. Endurance Holdings also declared a dividend of $0.25 per common share on August 13, 2009 (2008 — $0.25). The dividend was paid on September 30, 2009 to shareholders of record on September 16, 2009.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Dividends declared per preferred share	$0.484375	$0.484375	$1.453125	$1.453125

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

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
No options were granted during the quarters ended September 30, 2009 and 2008. The total intrinsic value of options exercised during the quarter ended September 30, 2009 was $1.3 million (2008 — $0.01 million). The Company received proceeds of $1.9 million (2008 — $0.1 million) from the exercise of options during the quarter ended September 30, 2009. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the quarters ended September 30, 2009 and 2008. There were no options vested during the quarters ended September 30, 2009 and 2008. There were no unrecognized stock-based compensation expenses related to unvested stock options at September 30, 2009 and 2008.
No options were granted during the nine months ended September 30, 2009 and 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $1.3 million (2008 — $0.4 million). The Company received proceeds of $2.0 million (2008 — $0.5 million) from the exercise of options during the nine months ended September 30, 2009. The Company issued new ordinary shares in connection with the exercise of the above options. No options expired during the nine months ended September 30, 2009 and 2008. There were no options vested during the nine months ended September 30, 2009 (2008 – 2,500 options with grant date fair value of $0.03 million). There were no unrecognized stock-based compensation expenses related to unvested stock options at September 30, 2009 and 2008.
During the quarter ended September 30, 2009, the Company granted an aggregate of 3,874 (2008 – 5,466) restricted shares and restricted share units with weighted average grant date fair values of $0.1million (2008 — $0.2 million). During the quarter ended September 30, 2009, the aggregate fair value of restricted shares and restricted share units that vested was $0.6 million (2008 — $2.3 million). For the quarter ended September 30, 2009, compensation costs recognized in earnings for all restricted shares and restricted share units were $3.4 million (2008 — $4.9 million). At September 30, 2009, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $12.1 million (2008 — $19.0 million).
During the nine months ended September 30, 2009, the Company granted an aggregate of 317,364 (2008 – 515,066) restricted shares and restricted share units with weighted average grant date fair values of $7.3 million (2008 — $20.2 million). During the nine months ended September 30, 2009, the aggregate fair value of restricted shares and restricted share units that vested was $13.8 million (2008 — $11.1 million). For the nine months ended September 30, 2009, compensation costs recognized in earnings for all restricted shares and restricted share units were $10.3 million (2008 — $13.3 million).
In addition to the 2007 Equity Plan, the Company has the Employee Share Purchase Plan and the Sharesave Scheme, both of which permit Company employees to purchase shares of the Company at a 15% discount to the market price at specified times. Total expenses related to the Company’s Employee Share Purchase Plan and Sharesave Scheme were approximately $48,000 (2008 — $53,000) for the quarter ended September 30, 2009 and $159,000 (2008 — $145,000) for the nine months ended September 30, 2009.

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
Insurance:
•	Property

•	Casualty

•	Healthcare Liability

•	Workers’ Compensation

•	Agriculture

•	Professional Lines
Reinsurance:
•	Casualty

•	Property

•	Catastrophe

•	Agriculture

•	Aerospace and Marine

•	Surety and Other Specialty
Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the net losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by the segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2009:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$248,673	$220,460	$489	$469,622
Ceded premiums written	(72,987)	31	—	(72,956)

Net premiums written	175,686	220,491	489	396,666

Net premiums earned	228,290	198,527	(63)	426,754
Other underwriting income (loss)	382	—	(377)	5

	228,672	198,527	(440)	426,759

Expenses
Net losses and loss expenses	168,861	43,714	(892)	211,683
Acquisition expenses	20,409	42,388	229	63,026
General and administrative expenses	36,015	28,421	—	64,436

	225,285	114,523	(663)	339,145

Underwriting income	$3,387	$84,004	$223	$87,614

Net loss ratio	74.0%	22.0%	NM (2)	49.6%
Acquisition expense ratio	8.9%	21.4%	NM (2)	14.8%
General and administrative expense ratio	15.8%	14.3%	NM (2)	15.1%

Combined ratio	98.7%	57.7%	NM (2)	79.5%

Reserve for losses and loss expenses	$1,726,113	$1,560,933	$(45,802)	$3,241,244

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

(2)	Not Meaningful

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
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$372,936	$251,228	$(20)	$624,144
Ceded premiums written	(124,335)	(5,786)	—	(130,121)

Net premiums written	248,601	245,442	(20)	494,023

Net premiums earned	270,298	240,975	(1,644)	509,629
Other underwriting loss	—	—	(2,712)	(2,712)

	270,298	240,975	(4,356)	506,917

Expenses
Net losses and loss expenses	194,477	257,512	(6,488)	445,501
Acquisition expenses	24,065	44,528	2,005	70,598
General and administrative expenses	31,675	26,096	—	57,771

	250,217	328,136	(4,483)	573,870

Underwriting income (loss)	$20,081	$(87,161)	$127	$(66,953)

Net loss ratio	71.9%	106.9%	NM (2)	87.4%
Acquisition expense ratio	8.9%	18.5%	NM (2)	13.8%
General and administrative expense ratio	11.8%	10.8%	NM (2)	11.4%

Combined ratio	92.6%	136.2%	NM (2)	112.6%

Reserve for losses and loss expenses	$1,603,212	$1,758,465	$(82,743)	$3,278,934

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

(2)	Not Meaningful
The following table reconciles total segment results to income (loss) before income taxes for the three months ended September 30, 2009 and 2008, respectively:

	2009	2008

Total underwriting income (loss)	$87,614	$(66,953)
Net investment income	71,559	27,410
Net foreign exchange gains (losses)	2,963	(15,477)
Net realized gains (losses) on investment sales	1,396	(7,574)
Net other-than-temporary impairment losses	(497)	(22,495)
Amortization of intangibles	(2,588)	(2,588)
Interest expense	(7,540)	(7,535)

Income (loss) before income taxes	$152,907	$(95,212)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the three months ended September 30, 2009 and 2008:

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
Business Segment	written	written	written	written

Insurance
Property	$30,307	$13,467	$35,574	$20,901
Casualty	39,671	25,025	29,196	18,141
Healthcare liability	30,390	29,075	28,010	27,636
Workers’ compensation	(2,384)	(2,291)	41,709	37,685
Agriculture	104,021	71,767	195,852	109,159
Professional lines	46,668	38,643	42,595	35,079

Total Insurance	248,673	175,686	372,936	248,601

Reinsurance
Casualty	61,394	61,386	53,890	53,889
Property	115,342	115,342	113,080	113,080
Catastrophe	31,637	31,637	65,825	60,699
Agriculture	1,014	1,014	3,452	3,769
Aerospace and marine	6,690	6,675	9,814	8,838
Surety and other specialty	4,383	4,437	5,167	5,167

Total Reinsurance	220,460	220,491	251,228	245,442

Subtotal business segments	469,133	396,177	624,164	494,043
Deposit accounting(1)	489	489	(20)	(20)

Total	$469,622	$396,666	$624,144	$494,023

(1)	Reconciles gross and net premiums written to the Company’s financial statement presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2009:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$1,001,679	$812,431	$(2,027)	$1,812,083
Ceded premiums written	(349,801)	(2,674)	—	(352,475)

Net premiums written	651,878	809,757	(2,027)	1,459,608

Net premiums earned	632,552	608,455	(1,758)	1,239,249
Other underwriting income	3,444	—	754	4,198

	635,996	608,455	(1,004)	1,243,447

Expenses
Net losses and loss expenses	433,711	270,980	(2,056)	702,635
Acquisition expenses	66,105	127,956	1,089	195,150
General and administrative expenses	90,953	88,269	—	179,222

	590,769	487,205	(967)	1,077,007

Underwriting income (loss)	$45,227	$121,250	$(37)	$166,440

Net loss ratio	68.6%	44.6%	NM (2)	56.7%
Acquisition expense ratio	10.4%	21.0%	NM (2)	15.7%
General and administrative expense ratio	14.4%	14.5%	NM (2)	14.5%

Combined ratio	93.4%	80.1%	NM (2)	86.9%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

(2)	Not Meaningful

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2008:

			Deposit
	Insurance	Reinsurance	Accounting(1)	Total

Revenues
Gross premiums written	$1,230,043	$783,092	$(2,337)	$2,010,798
Ceded premiums written	(390,911)	(15,692)	—	(406,603)

Net premiums written	839,132	767,400	(2,337)	1,604,195

Net premiums earned	683,662	656,712	(5,617)	1,334,757
Other underwriting loss	—	—	(1,519)	(1,519)

	683,662	656,712	(7,136)	1,333,238

Expenses
Net losses and loss expenses	513,598	405,451	(8,721)	910,328
Acquisition expenses	76,182	143,184	1,242	220,608
General and administrative expenses	77,308	83,000	—	160,308

	667,088	631,635	(7,479)	1,291,244

Underwriting income	$16,574	$25,077	$343	$41,994

Net loss ratio	75.1%	61.7%	NM (2)	68.2%
Acquisition expense ratio	11.2%	21.8%	NM (2)	16.5%
General and administrative expense ratio	11.3%	12.7%	NM (2)	12.0%

Combined ratio	97.6%	96.2%	NM (2)	96.7%

(1)	Reconciles the Company’s underwriting results by segment to the Company’s financial statement presentation.

(2)	Not Meaningful
The following table reconciles total segment results to income before income taxes for the nine months ended September 30, 2009 and 2008, respectively:

	2009	2008

Total underwriting income	$166,440	$41,994
Net investment income	224,943	134,770
Net foreign exchange gains (losses)	30,748	(12,963)
Net realized gains (losses) on investment sales	3,137	(4,527)
Net impairment losses recognized in earnings	(19,267)	(41,039)
Amortization of intangibles	(7,764)	(7,913)
Interest expense	(22,633)	(22,603)

Income before income taxes	$375,604	$87,719

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2009 and 2008:

	For the nine months ended		For the nine months ended
	September 30, 2009		September 30, 2008
	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
Business Segment	written	written	written	written

Insurance
Property	$98,142	$53,079	$119,116	$72,545
Casualty	120,900	71,196	93,058	68,207
Healthcare liability	73,305	69,155	69,987	69,297
Workers’ compensation	26,782	12,030	195,076	177,072
Agriculture	538,666	323,783	660,193	375,752
Professional lines	143,884	122,635	92,613	76,259

Total Insurance	1,001,679	651,878	1,230,043	839,132

Reinsurance
Casualty	220,885	220,645	159,434	160,664
Property	207,465	207,465	184,214	184,187
Catastrophe	289,465	289,465	301,277	288,085
Agriculture	8,775	8,775	20,185	19,867
Aerospace and marine	42,599	40,461	70,600	67,381
Surety and other specialty	43,242	42,946	47,382	47,216

Total Reinsurance	812,431	809,757	783,092	767,400

Subtotal business segments	1,814,110	1,461,635	2,013,135	1,606,532
Deposit accounting(1)	(2,027)	(2,027)	(2,337)	(2,337)

Total	$1,812,083	$1,459,608	$2,010,798	$1,604,195

(1)	Reconciles gross and net premiums written to the Company’s financial statement presentation.
8.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at September 30, 2009 and December 31, 2008 amounted to $455.0 million and $557.8 million, respectively. At September 30, 2009, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Commitments and contingencies, cont’d.

Major production sources. The following table shows the percentage of gross premiums written before deposit accounting adjustments generated through the Company’s largest brokers for the nine months ended September 30, 2009 and 2008, respectively:

Broker	2009	2008

Aon Benfield(1)	17.6%	14.6%
Marsh & McLennan Companies, Inc.	16.5%	14.4%
Willis Companies	13.0%	11.0%

Total of largest brokers	47.1%	40.0%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The above table shows the gross premium brokered by these entities on a consolidated basis for all years presented.
Letters of credit. As of September 30, 2009, the Company had issued letters of credit of $607.8 million (December 31, 2008 – $635.5 million) under its credit facility in favor of certain ceding companies.
Investment commitments. As of September 30, 2009 and December 31, 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $166.0 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2009 and December 31, 2008, the Company had also pledged $662.6 million and $591.9 million of its fixed maturity investments as collateral for $607.8 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2009 and December 31, 2008, cash and fixed maturity investments with fair values of $363.9 million and $234.8 million were on deposit with U.S. state regulators, respectively, and $12.2 million and $14.2 million were on deposit with Canadian regulators, respectively.
The Company was subject to certain commitments with respect to other investments at September 30, 2009 and December 31, 2008. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. The Company requested redemptions of $1.6 million at September 30, 2009 to be received during 2009 subject to each Fund’s discretion on the next available redemption date (December 31, 2008 – $15.2 million). Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2009 of $115.0 million (December 31, 2008 – $69.7 million) of its other investments held at September 30, 2009. In addition, as of September 30, 2009, the Company was committed to investing a further $1.7 million (December 31, 2008 – $1.7 million) in various investment funds classified as other investments.
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
Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2009 are as follows:

Twelve Months Ended September 30,	Amount

2010	$11,343
2011	11,236
2012	11,452
2013	10,710
2014	6,259
2015 and thereafter	18,057

$69,057

Total lease expense under operating leases for the nine months ended September 30, 2009 was $8.5 million (2008 – $6.5 million).
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
Tax audit. The Company’s Bermuda operating subsidiary received notification from the U.S. Internal Revenue Service dated April 17, 2009 that its federal excise tax return for the quarter ended December 31, 2008 has been selected for examination. The Company does not believe that the pending tax examination will have a material adverse effect on its financial condition or results of operations.
9.	Subsequent events
Management has reviewed all events occurring since the date of the financial statements to November 6, 2009, the date at which the attached statements were issued, to determine if any such events should be disclosed. No such events arose during the period indicated which required disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2009 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as amended on May 8, 2009 (the “2008 Annual Report on Form 10-K”).
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
Overview
Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and has the following wholly-owned operating subsidiaries:
•	Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), domiciled in Bermuda with branch offices in Zurich and Singapore;

•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;

•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;

•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”), domiciled in Delaware; and

•	American Agri-Business Insurance Company and ARMtech Insurance Services, Inc. (collectively “ARMtech”), both domiciled in Texas.
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
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to reserves for losses and loss expenses, valuation of investments, the recognition of premiums written and ceded and the recognition of contingencies. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2008 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report with the exception of changes to the Company’s method of applying its critical accounting estimates related to its invested assets as required by new accounting guidance and described below. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.
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
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own views about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available.
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income investments. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed income investments at September 30, 2009 were as follows:

Pricing services	14.2%
Index providers	51.5%
Broker/dealers	34.3%
Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At September 30, 2009, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At September 30, 2009, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.

As described above, independent pricing services, index providers and broker/dealers have their own method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and may have a material effect on the estimated fair values of the Company’s securities. If the Company determines that there has been a significant decrease in the volume and level of trading activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:
(i)	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

(ii)	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

(iii)	comparing the fair value estimates to its knowledge of the current market.
Based on the above review, the Company will challenge any prices for a security, which are not considered representative of fair value.
The Company’s available for sale investments are comprised of a variety of different securities, which are grouped based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities is generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government and agency securities, U.S. state, municipal and foreign government securities, corporate debt, U.S. agency and non-agency residential and commercial mortgage-backed securities, asset-backed securities, short term investments and preferred equity securities generally incorporate significant Level 2 inputs using the market and income approach techniques. Level 3 includes any available for sale investments that use unobservable inputs, which will vary from period to period.
For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and the estimated economic life of the security. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. For the majority of these securities, changes in estimated yield are recorded on a retrospective basis, resulting in future cash flows determining current book value.
Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed income investments to determine whether any declines in the fair value below the amortized cost basis of its fixed income investments are other-than-temporary.
If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.

For the remaining fixed income securities in an unrealized loss position for which a decision to sell has not been made and it is more likely that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income securities is likely to be recovered include the following actions, among others, depending on the type of security being reviewed or tested:
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
If the amortized cost of the Company’s fixed income securities is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed income securities is likely to be recovered and related to other factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheet.
Other Investments. Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying value of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

Consolidated results of operations — for the three month periods ended September 30, 2009 and 2008
Results of operations for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,
	2009	2008	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$469,622	$624,144	(24.8%)
Ceded premiums written	(72,956)	(130,121)	(43.9%)

Net premiums written	396,666	494,023	(19.7%)

Net premiums earned	426,754	509,629	(16.3%)
Net investment income	71,559	27,410	161.1%
Net realized gains (losses) on investment sales	1,396	(7,574)	NM (2)
Net impairment losses recognized in earnings	(497)	(22,495)	(97.8%)
Other underwriting income (loss)	5	(2,712)	NM (2)

Total revenues	499,217	504,258	(1.0%)

Expenses
Losses and loss expenses	211,683	445,501	(52.5%)
Acquisition expenses	63,026	70,598	(10.7%)
General and administrative expenses	64,436	57,771	11.5%
Amortization of intangibles	2,588	2,588	—
Net foreign exchange (gains) losses	(2,963)	15,477	NM (2)
Interest expense	7,540	7,535	0.1%
Income tax (benefit) expense	(935)	4,180	NM (2)

Net income (loss)	$153,842	$(99,392)	NM (2)

Net loss ratio	49.6%	87.4%	(37.8)
Acquisition expense ratio	14.8%	13.8%	1.0
General and administrative expense ratio	15.1%	11.4%	3.7

Combined ratio	79.5%	112.6%	(33.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful
Premiums
Gross premiums written in the three months ended September 30, 2009 were $469.6 million, a decrease of $154.5 million, or 24.8%, compared to the same period in 2008. Net premiums written in the three months ended September 30, 2009 were $396.7 million, a decrease of $97.3 million, or 19.7% compared to the same period in 2008. The change in net premiums written was driven by the following factors:
•	Declines in net premiums written in the agriculture line of the Insurance segment due to lower commodity prices;

•	Declines in net premiums written in the workers’ compensation and property lines of the Insurance segment, as a result of the Company’s exit from the California workers’ compensation and U.K. property insurance markets in the first quarter of 2009. These lines contributed $43.4 million to net premiums written during the same period in 2008;
•	Absence of $21.4 million of reinstatement premiums in the catastrophe line of the Reinsurance segment which were recorded in the third quarter of 2008 as a result of Hurricanes Ike and Gustav; and
•	Growth in the professional lines, casualty and healthcare liability lines of the Insurance segment resulting from expanded underwriting capabilities and increased market penetration.
Net premiums earned for the three months ended September 30, 2009 were $426.8 million, a decrease of $82.8 million, or 16.3% from the third quarter of 2008 principally driven by the decline in net premiums written.
Net Investment Income
Endurance’s net investment income of $71.6 million represents an increase of 161.1% or $44.1 million for the quarter ended September 30, 2009 as compared to the same period in 2008. Net investment income during the third quarter of 2009 included net gains of $30.4 million on its alternative investments and high yield loan funds, included in other investments, as compared to a loss of $32.8 million in the third quarter of 2008. Investment income generated from the Company’s fixed income securities, which consist of fixed maturity investments, short term investments and preferred equity securities, decreased by $19.1 million in comparison to the same period in 2008 due to lower reinvestment rates during the current period and a higher allocation of the Company’s investment portfolio to cash and cash equivalents and shorter duration securities. Investment expenses for the third quarter of 2009, including investment management fees, were $2.7 million, which was generally consistent with the same period in 2008.
The annualized net earned yield and total return on the investment portfolio for the three months ended September 30, 2009 and 2008 as well as the market yield and portfolio duration as of September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,
	2009	2008
Annualized net earned yield(1)	4.98%	1.95%
Total return on investment portfolio(2)	3.66%	(2.15%)
Market yield(3)	3.08%	5.62%
Portfolio duration(4)	2.27	3.17

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s internal and external investment managers. Excludes other investments and operating cash.

During the third quarter of 2009, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 60 basis points range, with a high of 2.82% and a low of 2.22%. Trading activity in the Company’s portfolio included a reduction of cash equivalents, foreign government securities, agency and non-agency residential mortgages and an increase in asset-backed securities, U.S. government guaranteed corporate securities and corporate securities from prior periods. The duration of the Company’s fixed income investments has decreased compared to September 30, 2008 primarily due to the increased allocation to short term investments and the purchase of shorter duration government guaranteed corporate securities.
Investment Portfolio Composition
As of September 30, 2009, the Company continued to maintain an investment portfolio with an average credit rating of AAA. At September 30, 2009, the Company’s fixed income investments consisted of both mortgaged-backed and asset-backed securities, which comprised 35.0% of total invested assets, including pending securities transactions, fixed maturity investments, short term investments, preferred equity, cash and cash equivalents and other investments. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At September 30, 2009, the Company’s portfolio held no sub-prime mortgage exposure, and the Company’s Alt-A exposure represented 1.42% of the Company’s fixed income investments. Of the Company’s Alt-A exposure, 83.2% are fixed rate securities. In the third quarter of 2009, the Company’s investment portfolio experienced rating downgrades on securities with fair values of $260.1 million and amortized costs of $287.4 million as of September 30, 2009, primarily within its non-agency residential mortgage-backed securities holdings.
Net Realized Gains (Losses) on Investment Sales
The Company’s investment portfolio is managed to preserve capital and liquidity while generating income and growth in book value. The portfolio is adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates and the timing of investment sales. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2009 were $337.9 million compared to $1,145.0 million during the three months ended September 30, 2008. Net realized investment gains (losses) on investment sales for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$11,219	$6,557
Gross realized losses on investment sales	(9,823)	(14,131)

Net realized gains (losses) on investment sales	$1,396	$(7,574)

Net Impairment Losses Recognized in Earnings
During the three months ended September 30, 2009, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at September 30, 2009. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Application of Critical Accounting Estimates” above, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(497)	$(22,495)
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized in earnings (losses)	$(497)	$(22,495)

The $0.5 million of OTTI losses recognized by the Company in the third quarter of 2009 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period, along with certain credit related downgrades in corporate securities. There was no OTTI recognized by the Company in the third quarter of 2009 relating to non-credit factors.
For the three months ended September 30, 2008, the Company recorded $22.5 million of OTTI losses in earnings. This amount included a portion related to credit losses and a portion related to non-credit related factors. Non-credit-related factors included market and sector related factors, including limited liquidity and credit spread widening.
Net Foreign Exchange Gains (Losses)
During the third quarter of 2009, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $3.0 million compared to foreign exchange losses of $15.5 million for the same period of 2008. The net foreign exchange gains resulted from the weakening of the U.S. dollar compared to other currencies during the third quarter of 2009. The Company also had net unrealized foreign exchange gains of $5.9 million (2008 — $7.9 million) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains (losses) on investments within accumulated other comprehensive income (loss).
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended September 30, 2009, there were no significant catastrophic events that impacted the Company’s net loss ratio, while the Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, related to Hurricanes Gustav and Ike of $139.9 million or 28.9 percentage points to the Company net loss ratio for the third quarter of 2008.

Favorable prior year loss reserve development was $34.4 million for the third quarter of 2009 compared to $18.4 million during the same period in 2008. In the third quarter of 2009, prior year loss reserves emerged favorably across the short tail, long tail and other lines of the Insurance segment and in the short tail and other lines of the Reinsurance segment, while in the third quarter of 2008, prior year loss reserves emerged favorably primarily in the short and long tail Insurance lines and the other lines of the Reinsurance segment. Prior year favorable loss reserve development emerged as claims have not materialized as originally estimated by the Company.
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
Acquisition Expenses
The increase in the acquisition expense ratio for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to increased profit commissions payable to ceding companies in the property line of the Reinsurance segment as a result of favorable loss emergence.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the third quarter of 2009 increased as compared to the same period in 2008, primarily due to lower earned premiums in both segments and lower third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment. At September 30, 2009, the Company had a total of 744 employees as compared to 759 employees at September 30, 2008.
Net Income (Loss)
The Company produced net income of $153.8 million in the three months ended September 30, 2009, compared to a net loss of $99.4 million in the same period of 2008. The increase in net income for the current period compared to the same period in 2008 was primarily due to a decline in losses and loss expenses as a result of the absence of significant catastrophe events during the current period. In addition, the Company experienced growth in net investment income in the third quarter of 2009 from a loss during the same period in 2008 primarily driven by increases in the value of the Company’s alternative investments and high yield loan funds.

Consolidated results of operations — for the nine month periods ended September 30, 2009 and 2008
Results of operations for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,812,083	$2,010,798	(9.9%)
Ceded premiums written	(352,475)	(406,603)	(13.3%)

Net premiums written	1,459,608	1,604,195	(9.0%)

Net premiums earned	1,239,249	1,334,757	(7.2%)
Net investment income	224,943	134,770	66.9%
Net realized gains (losses) on investment sales	3,137	(4,527)	NM (2)
Net impairment losses recognized in earnings	(19,267)	(41,039)	(53.1%)
Other underwriting income (loss)	4,198	(1,519)	NM (2)

Total revenues	1,452,260	1,422,442	2.1%

Expenses
Losses and loss expenses	702,635	910,328	(22.8%)
Acquisition expenses	195,150	220,608	(11.5%)
General and administrative expenses	179,222	160,308	11.8%
Amortization of intangibles	7,764	7,913	(1.9%)
Net foreign exchange (gains) losses	(30,748)	12,963	NM (2)
Interest expense	22,633	22,603	0.1%
Income tax (benefit) expense	(5,675)	5,962	NM (2)

Net income	$381,279	$81,757	366.4%

Net loss ratio	56.7%	68.2%	(11.5)
Acquisition expense ratio	15.7%	16.5%	(0.8)
General and administrative expense ratio	14.5%	12.0%	2.5

Combined ratio	86.9%	96.7%	(9.8)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful
Premiums
Gross premiums written in the nine months ended September 30, 2009 were $1,812.1 million, a decrease of $198.7 million, or 9.9%, compared to the same period in 2008. Net premiums written in the nine months ended September 30, 2009 were $1,459.6 million, a decrease of $144.6 million, or 9.0%, compared to the same period in 2008. The change in net premiums written was driven primarily by the following factors:
•	Declines in the workers’ compensation and property lines of the Insurance segment as a result of the Company’s exit from the California workers’ compensation and U.K. property insurance markets in the first quarter of 2009, which combined contributed $202.9 million of net premiums written in the first nine months of 2008;
•	Declines in net premiums written in the agriculture line of the Insurance segment due to lower commodity prices, partially offset by an increase in the policy count;

•	Absence of $21.4 million of reinstatement premiums in the catastrophe line of the Reinsurance segment which were recorded in the third quarter of 2008 as a result of Hurricanes Ike and Gustav;
•	Growth in net premiums written in the professional lines and casualty line of the Insurance segment resulting from expanded underwriting capabilities and increased market penetration; and
•	Growth in the property and casualty lines of the Reinsurance segment, primarily as a result of new business written and increased pricing on renewal contracts.
Net premiums earned for the nine months ended September 30, 2009 were $1,239.2 million, a decrease of $95.6 million, or 7.2%, from the nine months ended September 30, 2008, principally due to declines in net premiums written.
Net Investment Income
Endurance’s net investment income of $224.9 million represents an increase of 66.9% or $90.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008. Net investment income during the first nine months of 2009 included net gains of $81.3 million on its alternative investments and high yield loan funds, included in other investments, as compared to a loss of $49.4 million in the first nine months of 2008. Investment income generated by the Company’s fixed income securities decreased by $37.3 million in the first nine months of 2009 compared to 2008 due to lower reinvestment rates and a higher allocation of the Company’s investment portfolio to cash and cash equivalents and shorter duration securities in the current period. Investment expenses for the nine months ended September 30, 2009, including investment management fees, were $8.4 million compared to $7.8 million for the same period in 2008.
The annualized net earned yield, and total return on the investment portfolio for the nine months ended September 30, 2009 and 2008, as well as the market yield and portfolio duration as of September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Annualized net earned yield(1)	5.27%	3.22%
Total return on investment portfolio(2)	8.79%	(1.73%)
Market yield(3)	3.08%	5.62%
Portfolio duration(4)	2.27	3.17

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s internal and external investment managers. Excludes other investments and operating cash.

During the nine months ended September 30, 2009, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 157 basis points range, with a high of 2.92% and a low of 1.35%. Trading activity in the Company’s portfolio included reductions in asset-backed securities, agency and non-agency residential mortgage exposures and corporate securities from prior periods and increased allocations to cash and cash equivalents, U.S. government and agency securities and government guaranteed corporate securities. The duration of the fixed income securities has decreased compared to September 30, 2008, primarily due to the increased allocation to cash and cash equivalents, short term investments and the purchase of shorter duration government guaranteed corporate securities.
Net Realized Gains (Losses) on Investment Sales
The Company’s investment portfolio is managed to preserve capital and liquidity while generating income and growth in book value. The portfolio is adjusted and rebalanced to meet the Company’s objectives, resulting in the realization of net gains or losses which are dependent on movements in financial markets and interest rates and the timing of investment sales. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2009 were $1,790.6 million compared to $2,009.2 million during the nine months ended September 30, 2008. Net realized investment gains (losses) on investment sales for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$46,237	$14,688
Gross realized losses on investment sales	(43,100)	(19,215)

Net realized gains (losses) on investment sales	$3,137	$(4,527)

Net Impairment Losses Recognized in Earnings
During the nine months ended September 30, 2009, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. For the three months ended March 31, 2009 and the nine months ended September 30, 2008, the Company evaluated securities for other-than-temporary impairments based on the accounting criteria as described in the Company’s “Application of Critical Accounting Estimates — Investments” section as disclosed in the Company’s 2008 Annual Report on Form 10-K. Securities that were identified as impaired were written down to fair value, and the Company recognized a realized loss on these securities in the period identified.

During the second quarter of 2009, the Company adopted new accounting guidance as described in the “Application of Critical Accounting Estimates” section above. As a result, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at September 30, 2009. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analysis and reviews, which are also described in “Application of Critical Accounting Estimates” section above to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. Other-than-temporary impairment losses prior to the adoption of the new accounting guidance in the second quarter of 2009 and net impairment losses recognized in earnings subsequent to the adoption of the new guidance for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(U.S. dollars in thousands)
Other-than-temporary impairment losses prior to April 1, 2009	$(12,126)	$(41,039)
Net impairment losses recognized in earnings after April 1, 2009	(7,141)	—

Net impairment losses recognized in earnings	$(19,267)	$(41,039)

The $7.1 million of other-than-temporary impairment losses recognized by the Company in the second and third quarters of 2009 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period, along with certain credit related downgrades in corporate securities.
For the three months ended March 31, 2009 and nine months ended September 30, 2008, the Company recorded $12.1 million and $41.0 million of OTTI losses in earnings, respectively. These amounts included a portion related to credit losses and a portion related to non-credit factors. Non-credit related factors included market and sector related factors such as limited liquidity and credit spread widening.
Net Foreign Exchange Gains (Losses)
During the first nine months of 2009, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $30.7 million compared to foreign exchange losses of $13.0 million for the same period of 2008. The current period net foreign exchange gains resulted from the strengthening of the U.K. pound sterling and weakening of the U.S. dollar compared to other currencies. The Company had offsetting net unrealized foreign exchange losses (gains) of $9.0 million (2008 — ($16.7 million)) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains (losses) on investments within accumulated other comprehensive income (loss).
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the nine months ended September 30, 2009, there were no significant catastrophic events that impacted the Company’s net loss ratio. For the nine months ended September 30, 2008, losses from Hurricanes Gustav and Ike adversely impacted the Company’s net loss ratio adding 11.1 percentage points to the Company’s net loss ratio for this period.
Favorable prior year loss reserve development was $109.7 million for the first nine months of 2009 compared to $115.6 million for the same period in 2008. For the nine months ended September 30, 2009, prior year reserves emerged favorably in all lines of the Insurance segment and the short tail and other lines within the Reinsurance segment. Favorable loss development for the nine months ended September 30, 2008 resulted from lower than expected reported claims in the Company’s short and long tail lines within the Insurance segment and in the short tail and other lines within the Reinsurance segment.

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
Acquisition Expenses
The acquisition expense ratio for the nine months ended September 30, 2009 decreased compared to the same period in 2008, primarily due to overall shifts in the earned premium mix, notably within the Insurance segment, partially offset by higher profit commissions payable to ceding companies in the property line of the Reinsurance segment as a result of favorable loss emergence.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the nine months ended September 30, 2009 increased compared to the same period in 2008, primarily due to lower earned premiums in both segments and lower third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment.
Net Income
The Company produced net income of $381.3 million in the nine months ended September 30, 2009, compared to net income of $81.8 million in the same period of 2008. The increase in net income for the current period compared to the same period in 2008 was primarily due to a decline in losses and loss expenses as a result of the absence of significant catastrophe events during the current period. In addition, the Company experienced growth in net investment income in the first nine months of 2009 from a loss during the same period in 2008 primarily driven by increases in the value of the Company’s alternative investments and high yield loan funds.
Reserve for losses and loss expenses
In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several calendar quarters while long tail business would emerge over many years. The Company’s only short tail line of business in the Insurance segment is its property line. The Company’s long tail lines of business in the Insurance segment are casualty, healthcare liability, workers’ compensation and professional lines. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, aerospace and marine and surety. The Company’s long tail line of business in the Reinsurance segment is the casualty line of business. Within the Company’s Insurance and Reinsurance segments, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature, such as agriculture, personal accident and other lines and thus, has been included as “other” in the tables below.

As of September 30, 2009, the Company had losses and loss expense reserves of $3.2 billion (December 31, 2008 — $3.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine month periods ended September 30, 2009 and 2008, the Company paid losses and loss expenses, net of paid loss recoveries, of $589.5 million and $599.7 million, including deposit accounting adjustments, respectively.
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
Losses and loss expenses for the three and nine months ended September 30, 2009 are summarized as follows:

Three months ended	Incurred related to:		Total incurred
September 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$1,242	$(4,039)	$(2,797)
Long tail	81,570	(9,554)	72,016
Other	100,001	(359)	99,642

Total Insurance	182,813	(13,952)	168,861

Reinsurance:
Short tail	23,586	(11,713)	11,873
Long tail	36,805	356	37,161
Other	3,223	(8,543)	(5,320)

Total Reinsurance	63,614	(19,900)	43,714

Deposit accounting(1)	(343)	(549)	(892)

Totals	$246,084	$(34,401)	$211,683

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Nine months ended	Incurred related to:		Total incurred
September 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$33,023	$(21,414)	$11,609
Long tail	241,824	(34,986)	206,838
Other	229,455	(14,192)	215,263

Total Insurance	504,302	(70,592)	433,710

Reinsurance:
Short tail	191,728	(30,185)	161,543
Long tail	106,565	5,248	111,813
Other	11,080	(13,456)	(2,376)

Total Reinsurance	309,373	(38,393)	270,980

Deposit accounting(1)	(1,347)	(708)	(2,055)

Totals	$812,328	$(109,693)	$702,635

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.
Losses and loss expenses for the three and nine months ended September 30, 2009 included $34.4 million and $109.7 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2009 benefited the Company’s reported loss ratio by approximately 8.1 and 8.9 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence in the short tail, long tail and other lines of business in the Insurance segment and in the short tail and other lines of business in the Reinsurance segment.
During the three months ended September 30, 2009, the Company performed a periodic review of its reporting patterns and has made no material revisions to the existing patterns. In addition, for the three and nine months ended September 30, 2009, the Company did not materially alter the other key input (initial expected loss ratios) utilized to establish its reserves for losses and loss expenses for business related to prior years for all reserve categories within both segments.
Insurance
Short Tail Insurance. For the three and nine months ended September 30, 2009, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected claims reported and favorable case reserve development related to the property line of business.
Long Tail Insurance. For the three and nine months ended September 30, 2009, the favorable loss emergence within the long tail insurance reserve category was primarily due to lower than expected claims activity and a favorable case settlement within the healthcare liability line of business. During three months ended September 30, 2009, the favorable loss emergence in healthcare liability was partially offset by adverse loss development in the recently exited workers’ compensation line of business reflecting the Company’s cautious view of industry trends and potential claim cost changes.

Other Insurance. For the three and nine months ended September 30, 2009, the Company recorded favorable loss emergence within this reserve category due to lower than anticipated claims settlements for the 2008 crop year in the agriculture line of business.
Reinsurance
Short Tail Reinsurance. For the three and nine months ended September 30, 2009, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, surety and other specialty, and property lines of business and the aerospace portion of the aerospace and marine line of business. The favorable emergence was partially offset by unfavorable loss development within the marine portion of the aerospace and marine line of business.
Long Tail Reinsurance. For the three and nine months ended September 30, 2009, the Company recorded a modest amount of unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the casualty line of business.
Other Reinsurance. For the three and nine months ended September 30, 2009, the Company recorded favorable loss emergence within this reserve category due to lower than expected claims reported within the surety and other specialty line of business. During the three months ending September 30, 2009, a majority of the favorable development was from the agriculture line of business due to lower than anticipated claims settlements for the 2008 crop year.
Losses and loss expenses for the three and nine months ended September 30, 2008 are summarized as follows:

Three months ended	Incurred related to:		Total incurred
September 30, 2008	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$6,874	$(1,009)	$5,865
Long tail	87,790	(16,233)	71,557
Other	117,055	—	117,055

Total Insurance	211,719	(17,242)	194,477

Reinsurance:
Short tail	219,054	1,884	220,938
Long tail	30,900	3,140	34,040
Other	5,711	(3,175)	2,536

Total Reinsurance	255,665	1,849	257,514

Deposit accounting(1)	(3,439)	(3,051)	(6,490)

Totals	$463,945	$(18,444)	$445,501

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.

Nine months ended	Incurred related to:		Total incurred
September 30, 2008	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$40,688	$(10,329)	$30,359
Long tail	276,794	(36,240)	240,554
Other	242,685	—	242,685

Total Insurance	560,167	(46,569)	513,598

Reinsurance:
Short tail	356,845	(40,312)	316,533
Long tail	96,708	4,225	100,933
Other	18,573	(30,588)	(12,015)

Total Reinsurance	472,126	(66,675)	405,451

Deposit accounting(1)	(6,382)	(2,339)	(8,721)

Totals	$1,025,911	$(115,583)	$910,328

(1)	Reconciles the Company’s incurred losses by business segment to the Company’s financial statement presentation.
Losses and loss expenses for the three and nine months ended September 30, 2008 included $18.4 million and $115.6 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2008 benefited the Company’s reported loss ratio by approximately 3.6 and 8.7 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence within the Insurance segment’s short and long tail lines and the other lines of the Reinsurance segment for the quarter ended September 30, 2008 and the short tail and other lines of the Reinsurance segment for the first nine months of 2008. For the three and nine months ended September 30, 2008, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.
Insurance
Short Tail Insurance. For the three and nine months ended September 30, 2008, the Company recorded prior year favorable loss reserve development for this reserve category. The lower than expected losses and loss expenses were primarily a result of favorable claims emergence in the property line of business.
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

Reinsurance
Short Tail Reinsurance. There was an immaterial amount of prior year unfavorable loss reserve development related to this category for the third quarter of 2008. For the nine months ended September 30, 2008, there was favorable loss emergence in this reserve category primarily due to lower than expected claims reported within the catastrophe, property and surety and other specialty lines of business.
Long Tail Reinsurance. The modest amount of prior year unfavorable loss reserve development related to this reserve category for the three and nine months ended September 30, 2008 was primarily due to higher than expected claims emergence in the casualty line of business.
Other Reinsurance. Favorable prior year loss reserve development related to this reserve category for the three months ended September 30, 2008 resulted primarily from better than expected claims settlements in the personal accident portion of the surety and other specialty line of business. For the nine months ended September 30, 2008, favorable loss settlement activity within agriculture and surety and other specialty lines of business resulted in overall favorable prior year loss reserve development for this reserve category.
Reserves for losses and loss expenses were comprised of the following at September 30, 2009:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$36,609	$36,869	$73,478
Long tail	278,204	1,101,242	1,379,446
Other	225,816	47,373	273,189

Total Insurance	540,629	1,185,484	1,726,113

Reinsurance:
Short tail	365,702	282,028	647,730
Long tail	260,182	586,893	847,075
Other	7,466	58,662	66,128

Total Reinsurance	633,350	927,583	1,560,933

Deposit accounting(1)	(20,408)	(25,394)	(45,802)

Totals	$1,153,571	$2,087,673	$3,241,244

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.

Reserves for losses and loss expenses were comprised of the following at December 31, 2008:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$59,346	$37,429	$96,775
Long tail	163,633	1,078,095	1,241,728
Other	250,278	70,076	320,354

Total Insurance	473,257	1,185,600	1,658,857

Reinsurance:
Short tail	463,494	277,319	740,813
Long tail	239,510	578,723	818,233
Other	6,535	68,238	74,773

Total Reinsurance	709,539	924,280	1,633,819

Deposit accounting(1)	(25,861)	(31,359)	(57,220)

Totals	$1,156,935	$2,078,521	$3,235,456

(1)	Reconciles the Company’s reserve for losses and loss expenses by business segment to the Company’s financial statement presentation.
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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance business segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$248,673	$372,936	$1,001,679	$1,230,043
Ceded premiums written	(72,987)	(124,335)	(349,801)	(390,911)

Net premiums written	175,686	248,601	651,878	839,132

Net premiums earned	228,290	270,298	632,552	683,662
Other underwriting income	382	—	3,444	—

	228,672	270,298	635,996	683,662

Expenses
Losses and loss expenses	168,861	194,477	433,711	513,598
Acquisition expenses	20,409	24,065	66,105	76,182
General and administrative expenses	36,015	31,675	90,953	77,308

	225,285	250,217	590,769	667,088

Underwriting income	$3,387	$20,081	$45,227	$16,574

Net loss ratio	74.0%	71.9%	68.6%	75.1%
Acquisition expense ratio	8.9%	8.9%	10.4%	11.2%
General and administrative expense ratio	15.8%	11.8%	14.4%	11.3%

Combined ratio	98.7%	92.6%	93.4%	97.6%

Premiums. Net premiums written for the three and nine months ended September 30, 2009 in the Insurance segment decreased by 29.3% and 22.3%, respectively, over the same periods in 2008. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended
	September 30, 2009		September 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Property	$30,307	$13,467	$35,574	$20,901
Casualty	39,671	25,025	29,196	18,141
Healthcare Liability	30,390	29,075	28,010	27,636
Workers’ Compensation	(2,384)	(2,291)	41,709	37,685
Agriculture	104,021	71,767	195,852	109,159
Professional Lines	46,668	38,643	42,595	35,079

Total	$248,673	$175,686	$372,936	$248,601

	Nine Months Ended
	September 30, 2009		September 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Property	$98,142	$53,079	$119,116	$72,545
Casualty	120,900	71,196	93,058	68,207
Healthcare Liability	73,305	69,155	69,987	69,297
Workers’ Compensation	26,782	12,030	195,076	177,072
Agriculture	538,666	323,783	660,193	375,752
Professional Lines	143,884	122,635	92,613	76,259

Total	$1,001,679	$651,878	$1,230,043	$839,132

The change in the Insurance business segment net premiums written for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was driven by the following factors:
•	A decline in workers’ compensation and property net premiums written as a result of the Company’s exit from the California workers’ compensation and U.K. property insurance markets in the first quarter of 2009. These lines contributed $43.4 million and $202.9 million of net written premiums, respectively, for the same periods in 2008;
•	A reduction in the net premiums written in the agriculture line due to lower commodity prices; and
•	Growth in net premiums written in the professional lines, casualty and healthcare liability lines resulting from expanded underwriting capabilities and increased market penetration.
Net premiums earned by the Company in the Insurance segment in the three and nine months ended September 30, 2009 decreased compared to the same periods in 2008, primarily due to declines in net premiums written.
Losses and Loss Expenses. The increase in the net loss ratio in the Company’s Insurance segment for the three months ended September 30, 2009 was primarily due to a higher current accident year loss ratio in the recently exited California workers’ compensation line compared to the same period in 2008 reflecting the Company’s cautious view of industry trends and potential claim cost changes. There was also less favorable prior year loss reserve development for the third quarter of 2009 compared to the same period in 2008 primarily in the long tail lines of business.
The decrease in the net loss ratio in the Company’s Insurance segment for the nine months ended September 30, 2009 was primarily due to higher favorable prior year loss reserve development as compared the same period in 2008. Favorable prior year loss reserve development emerged across all tails of the Insurance business segment and was driven by reductions in estimated losses within the healthcare liability and property lines.
During the three and nine months ended September 30, 2009, the Company’s previously estimated loss and loss expense reserves for the Insurance segment for prior accident years were reduced by $14.0 million and $70.6 million respectively, which decreased the net loss ratio by 6.1 and 11.2 percentage points, as compared to reductions of $17.2 million and $46.6 million, and net loss ratio reductions of 6.4 and 6.8 percentage points, for the three and nine months ended September 30, 2008. All reserving categories in the Company’s Insurance segment experienced net reductions in estimated losses for prior accident years in the three and nine months ended September 30, 2009, as claims have not materialized or were settled for lower amounts than were originally estimated.

Acquisition Expenses. The Company’s acquisition expenses in the Insurance segment for the third quarter of 2009 decreased compared to the third quarter of 2008 while the acquisition expense ratio remained constant as a result of lower earned premiums in the same periods. The Company’s acquisition expenses and acquisition expense ratio in the Insurance segment decreased during the first nine months of 2009 compared to the same period in 2008 primarily due to a shift in premiums written from the workers’ compensation line to the professional and agriculture lines, which generally have lower associated acquisition costs.
General and Administrative Expenses. The increases in the general and administrative expense ratios in the Insurance segment for the third quarter and first nine months of 2009 as compared to 2008 were due to lower net earned premiums and reductions in third party commissions and expense reimbursements offsets, primarily in the agriculture line. In addition, the Company continued to make strategic employee additions in its agriculture and other U.S. specialty insurance operations.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and nine months ended September 30, 2009 and 2008. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$220,460	$251,228	$812,431	$783,092
Ceded premiums written	31	(5,786)	(2,674)	(15,692)

Net premiums written	220,491	245,442	809,757	767,400

Net premiums earned	198,527	240,975	608,455	656,712

Expenses
Losses and loss expenses	43,714	257,512	270,980	405,451
Acquisition expenses	42,388	44,528	127,956	143,184
General and administrative expenses	28,421	26,096	88,269	83,000

	114,523	328,136	487,205	631,635

Underwriting income (loss)	$84,004	$(87,161)	$121,250	$25,077

Net loss ratio	22.0%	106.9%	44.6%	61.7%
Acquisition expense ratio	21.4%	18.5%	21.0%	21.8%
General and administrative expense ratio	14.3%	10.8%	14.5%	12.7%

Combined ratio	57.7%	136.2%	80.1%	96.2%

Premiums. In the third quarter and first nine months of 2009, net premiums written, including deposit premiums, in the Reinsurance segment decreased by 10.2% and increased 5.5%, respectively, over the same periods in 2008.

Gross and net premiums written, including deposit premiums, for each line of business in the Reinsurance business segment for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30, 2009		September 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Casualty	$61,394	$61,386	$53,890	$53,889
Property	115,342	115,342	113,080	113,080
Catastrophe	31,637	31,637	65,825	60,699
Agriculture	1,014	1,014	3,452	3,769
Aerospace and marine	6,690	6,675	9,814	8,838
Surety and other specialty	4,383	4,437	5,167	5,167

Total	$220,460	$220,491	$251,228	$245,442

	Nine Months Ended
	September 30, 2009		September 30, 2008
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Casualty	$220,885	$220,645	$159,434	$160,664
Property	207,465	207,465	184,214	184,187
Catastrophe	289,465	289,465	301,277	288,085
Agriculture	8,775	8,775	20,185	19,867
Aerospace and marine	42,599	40,461	70,600	67,381
Surety and other specialty	43,242	42,946	47,382	47,216

Total	$812,431	$809,757	$783,092	$767,400

Net premiums written, which include deposit premiums, in the Reinsurance segment for the three and nine months ended September 30, 2009 were $220.5 million and $809.8 million compared to $245.4 million and $767.4 million of net premiums written during the same periods in 2008. The decrease in net premiums written in the Reinsurance segment for the third quarter compared to the same period in 2008 was primarily due to the absence of $21.4 million of reinstatement premiums which were recorded in the third quarter of 2008 as a result of Hurricanes Ike and Gustav.
The change in net premiums written for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the following factors:
•	Organic growth in the casualty line, mainly due to three large professional lines and small risk commercial casualty treaties that were newly written in the second quarter of 2009, offset in part by non-renewals of business not meeting our return requirements;
•	New business written, as well as increased pricing on renewal contracts, in the Company’s catastrophe and property lines during the second quarter; partially offset by the absence of catastrophe reinstatement premiums which were recorded in the third quarter of 2008 as a result of Hurricanes Ike and Gustav;

•	A decline in the marine portion of the aerospace and marine line of business from non-renewals, as this international book was reduced in the first quarter of 2009; and
•	A decline in the agriculture line due to reductions in commodity prices and non-renewals of business not meeting our underwriting requirements.
Net premiums earned by the Company in the Reinsurance segment for the third quarter of 2009 declined compared to the third quarter of 2008. Net premiums earned declined due to the absence of $21.4 million of catastrophe reinstatement premiums earned in the third quarter of 2008, and declines in net premiums written in prior quarters. Net premiums earned decreased in the first nine months of 2009 compared to the first nine months of 2008 despite the increase in net written premiums over the same period primarily due to a lag in recognizing earned premium on business written in more recent periods.
Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and nine months ended September 30, 2009 decreased compared to the same periods in 2008 as a result of the absence of significant catastrophe activity. In the third quarter and first nine months of 2008, the Company’s net loss ratio included 62.5 percentage points and 23.1 percentage points, respectively, as a result of losses and loss expenses recorded in relation to Hurricanes Gustav and Ike. The Company recorded $19.9 million and $38.4 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2009 compared to $1.8 million of unfavorable prior year loss reserve development in the third quarter of 2008 and $66.7 million of favorable loss reserve development in the first nine months of 2008. During the third quarter and first nine months of 2009, the majority of the favorable loss reserve development emanated from this segment’s short tail catastrophe, property and surety and other specialty lines of business, as claims emergence in these lines was less than originally estimated. Modest unfavorable loss reserve development emanated from the long tail lines of business for the three and nine months ended September 30, 2009, specifically in the casualty line of business.
Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment increased for the three months ended September 30, 2009 and decreased modestly for the nine months ended September 30, 2009 as compared to the same periods in 2008. The increase in the acquisition expense ratio over the third quarter of 2008 was primarily due to higher profit commissions payable to ceding companies in the property line as a result of favorable loss emergence.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the third quarter and first nine months of 2009 increased compared to the same periods in 2008 mainly due to lower earned premiums in 2009.

Deposit Accounting
For internal management reporting purposes, underwriting results by business segment are presented on the basis of applying reinsurance accounting to all reinsurance contracts written. The following table presents the activity related to deposit accounted contracts included in the Company’s segment results above, which reconciles the Company’s underwriting results to the Company’s consolidated financial statement presentation for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$489	$(20)	$(2,027)	$(2,337)

Net premiums written	489	(20)	(2,027)	(2,337)

Net premiums earned	(63)	(1,644)	(1,758)	(5,617)
Other underwriting income (loss)	(377)	(2,712)	754	(1,519)

	(440)	(4,356)	(1,004)	(7,136)

Expenses
Losses and loss expenses	(892)	(6,488)	(2,056)	(8,721)
Acquisition expenses	229	2,005	1,089	1,242

	(663)	(4,483)	(967)	(7,479)

Underwriting income (loss)	$223	$127	$(37)	$343

During the three and nine months ended September 30, 2009, the Company recorded $(0.5) million and $2.0 million, respectively, of premiums that, in management’s judgment, were most appropriately accounted for as deposits as compared to $0.02 million and $2.3 million for the three and nine months ended September 30, 2008. While not underwritten as finite risk reinsurance, these contracts contain adjustable features, primarily sliding scale ceding commissions and profit commissions, that may cause the amount or variability of risk assumed by the Company to differ from that of its ceding company counterpart. These contracts often contain significant exposures, particularly catastrophic, start-up and other risks that although having a low probability of occurrence could produce material losses. Consequently, these contracts were accounted for as contracts which either transfer only significant timing risk or transfer only significant underwriting risk. The determination of the appropriate method of accounting for these contracts requires significant judgment and analysis, particularly with respect to assumptions about the variability and likelihood of potential future losses.
Under the deposit method of accounting, revenues and expenses from reinsurance contracts determined to transfer only significant timing risk or only significant underwriting risk are not recognized as gross premium written and losses and loss expenses. Instead, the profits or losses from these contracts are recognized as net other underwriting income or loss over the contract risk period or expected claim payment periods.

The following table reconciles total segment results including Insurance, Reinsurance and Deposit Accounting detailed above to consolidated income before income taxes for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(U.S. dollars in thousands)
Total underwriting income (loss)	$87,614	$(66,953)	$166,440	$41,994
Net investment income	71,559	27,410	224,943	134,770
Net foreign exchange gains (losses)	2,963	(15,477)	30,748	(12,963)
Net realized gains (losses) on investment sales	1,396	(7,574)	3,137	(4,527)
Net impairment losses recognized in earnings	(497)	(22,495)	(19,267)	(41,039)
Amortization of intangibles	(2,588)	(2,588)	(7,764)	(7,913)
Interest expense	(7,540)	(7,535)	(22,633)	(22,603)

Income (loss) before income taxes	$152,907	$(95,212)	$375,604	$87,719

Liquidity and capital resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its operating subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares and Series A Preferred Shares. There are restrictions on the payment of dividends by our operating subsidiaries.
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2009, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $393 million (December 31, 2008 — $339 million) without prior regulatory approval based upon the Bermuda Insurance and Companies Act regulations.
Endurance U.K. is subject to regulation by the United Kingdom Financial Services Authority (the “FSA”). U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. Any such payment or proposal could result in regulatory intervention. In addition, the FSA requires authorized insurance companies to notify the FSA in advance of any significant dividend payment. At September 30, 2009, Endurance U.K. did not have profits available for distribution and could not pay a dividend.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are generally limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty do not currently have earned surpluses; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2009 without the prior approval of the applicable insurance regulator. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies. At September 30, 2009, Endurance Risk Solutions and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $5.7 million and $3.5 million, respectively, without prior regulatory approval from the applicable regulators, during 2009.
The Company’s aggregate cash and invested assets as of September 30, 2009 totaled $6.2 billion compared to $5.4 billion as of December 31, 2008. The level of cash and invested assets are impacted by the collections of premiums on insurance policies and reinsurance contracts, and investment income, offset by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares and warrants to purchase ordinary shares. The decrease in cash flows from operations for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily a result of the timing of paid loss disbursements during the three and nine months ended September 30, 2009.
As of September 30, 2009 and December 31, 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $166.0 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2009 and December 31, 2008, the Company had also pledged $662.6 million and $591.9 million of its fixed maturity investments as collateral for $607.8 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2009 and December 31, 2008, cash and fixed maturity investments with fair values of $363.9 million and $234.8 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $12.2 million and $14.2 million were on deposit with Canadian regulators, respectively.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies and insureds, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity securities, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2009, absent the occurrence of one or more significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company could use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, borrow or issue its ordinary shares under its variable delivery forward facility or arrange for additional financing.

Quantitative and qualitative information about market risk
Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed income investments, which includes fixed maturity investments, short term investments and preferred equity securities, is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio generally falls, and the converse is also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of managed assets and the current duration of the Company’s liabilities (including reserves for losses and loss expenses) is approximately 2.6 years. The actual duration of the Company’s investment portfolio was 2.27 years at September 30, 2009. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of September 30, 2009, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and cash equivalents and fixed income investments of $5,837.0 million at September 30, 2009 would have been as follows:

	Interest Rate Shift in Basis Points
September 30, 2009	-100	-50	0	50	100
	(U.S. dollars in millions)
Total market value	$5,953.2	$5,897.8	$5,837.0	$5,778.1	$5,714.5
Market value change from base	1.99%	1.04%	—	(1.01%)	(2.10%)
Change in unrealized value	$116.2	$60.8	$—	$(58.9)	$(122.5)
Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss is expected to be less than or equal to 5.18% at September 30, 2009.
The Company’s investments in alternative funds are exposed to interest rate risk. To the extent that the securities underlying these investments are fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.
Credit Risk. The following table summarizes the fair value composition of the fixed income investments by investment ratings assigned by Standard & Poor’s, Moody’s or other rating agencies and by contractual maturity at September 30, 2009. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due after	Due after
		one year	five years		Mortgage-	Asset-
	Due within	through five	through ten	Due after	backed	backed
Ratings	one year	years	years	ten years	securities(1)	securities(1)	Total
	(U.S. dollars in thousands)
U.S. government and agency securities	$28,187	$490,483	$245,837	$61,066	$—	$—	$825,573
AAA/Aaa	725,858	971,133	36,185	58,575	1,593,695	257,222	3,642,668
AA/Aa	32,982	107,706	38,789	2,706	43,839	—	226,022
A/A	22,497	115,169	100,950	26,010	15,811	17,513	297,950
BBB	121	1,014	4,427	756	21,706	9,955	37,979
Below BBB	2,490	18,111	26,039	6,556	138,761	—	191,957
Not rated	—	(92)	—	—	525	—	433

Total	$812,135	$1,703,524	$452,227	$155,669	$1,814,337	$284,690	$5,222,582

(1)	The effective duration of the Company’s mortgage-backed and asset-backed securities portfolios were 2.14 and 0.18, respectively, as of September 30, 2009. These securities are subject to prepayment risk and, as such, actual maturity may differ significantly from contractual maturity.
Under the Company’s amended and restated syndicated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion. As of September 30, 2009, there were no borrowings under the credit facility, and letters of credit outstanding under the facility were $607.8 million.
Excluding interest rate risk and credit risk described above, there have been no other material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk” included in the Company’s 2008 Annual Report on Form 10-K.
Currency and Foreign Exchange
The Company’s functional currency is the U.S. dollar for all of its subsidiaries other than Endurance U.K., which uses British Sterling. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities, and as a result, Endurance U.K. may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended on May 8, 2009.
Item 2. Changes in Securities and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (1)(2)	Plans or Programs (1)(2)
July 1, 2009 — July 31, 2009	—	—	—	4,563,078
August 1, 2009 — August 31, 2009	303,951	$32.92	303,951	4,259,127
September 1, 2009 — September 30, 2009	488,747	$33.98	488,747	3,770,380

Total	792,698	$33.57	792,698	3,770,380

(1)	Ordinary shares or share equivalents.

(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. On February 26, 2009, the Company extended the share repurchase program until May 13, 2011. Under this program, the Company may repurchase up to a total of 18,000,000 of its ordinary shares and share equivalents. The repurchases may be accomplished in open market or privately negotiated transactions, from time to time, depending on market conditions.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

10.1
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme, Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of July 31, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 3, 2009.

10.2
Amendment No. 2 to Amended and Restated Employment Agreement, dated August 13, 2009, between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2009.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: November 6, 2009	By:	/s/ Kenneth J. LeStrange
Kenneth J. LeStrange
Chairman of the Board, Chief Executive Officer, President

Date: November 6, 2009	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme, Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of July 31, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 3, 2009.

10.2
Amendment No. 2 to Amended and Restated Employment Agreement, dated August 13, 2009, between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.