Form 10-K
period 2009-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2010-03-01
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009,
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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2009, was $1,298,931,790.
As of February 24, 2010, 53,957,605 ordinary shares were outstanding.
Certain portions of the registrant’s definitive proxy statement relating to its 2010 annual general meeting of shareholders are incorporated by reference into Part III of this report.

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLRSA”). The PLRSA provides a “safe harbor” for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us in general and the insurance and reinsurance sectors specifically, and as to both underwriting and investment matters. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PLSRA or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	greater frequency or severity of loss activity, as a result of changing climate conditions primarily rising global temperatures;

•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;

•	termination of or changes in the terms of the U.S. multiple peril crop insurance program and termination or changes to the U.S. farm bill, including modifications to the Standard Reinsurance Agreement put in place by the risk Management Agency of the U.S. Department of Agriculture;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	Endurance Specialty Holdings Ltd. (“Endurance Holdings”) or Endurance Specialty Insurance Ltd. (“Endurance Bermuda”) becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines by our independent third party investment managers or the inability of those guidelines to mitigate investment risk;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	development in the world’s financial and capital markets and our access to such markets;

•	potential government intervention in our industry as a result of recent events;

•	continued illiquidity in the credit markets worldwide and in the United States in particular; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
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
Overview
Endurance Holdings is a holding company domiciled in Bermuda. Through our operating subsidiaries based in Bermuda, the United States and the United Kingdom, we focus on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. We define specialty lines as those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. Our portfolio of specialty lines of business is organized into two business segments — Insurance and Reinsurance.
We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2009 are as follows:
•	Endurance Bermuda, domiciled in Bermuda with branch offices in Zurich and Singapore;

•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;

•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”) (formerly American Merchants Casualty Company), domiciled in Delaware; and

•	American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together “ARMtech”).

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
The key elements of our strategy are:
•	Maintain a Portfolio of Profitable Specialty Lines. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We leverage our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times. The Company also strategically balances its participation between insurance and reinsurance policies and contracts as well as balances exposures across geographic locations.

•	Utilize Monoline Level of Expertise in Each Line of Business. We have teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by underwriting personnel who are specialists in their unique business line.

•	Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We require significant amounts of data in our underwriting process and proactively monitor market trends to look for competitive threats to the lines of business in which we operate as well as to analyze potential new lines that may provide attractive opportunities. We use information gathered to update and adjust the assumptions underlying our risk management models as appropriate.

•	Maintain Strong Risk Management Practices. We believe that a strong risk management culture is key to maximizing risk adjusted returns on capital and to manage volatility and other risks that could threaten the Company’s solvency. Our enterprise risk management techniques include sophisticated modeling technology and a detailed internal control structure that gives us a competitive advantage in managing our underwriting, investment and operational risks across the Company. The Company employs a number of practices, such as the “Risk Management Committee”, that fosters communication across groups that ensure coordination of risks and evaluation of current issues and emerging risks.

•	Focus on underlying profitability of business underwritten. We underwrite our business with a focus on the underlying profitability that the business brings to Endurance and are committed to expanding or contracting our businesses based upon the opportunities presented in the markets in which we participate.

•	Utilization of Reinsurance Protection to Enhance Risk Management. When we are insuring correlated risks such as natural perils, we will purchase catastrophe reinsurance at a level consistent with the size of the individual book of business. In addition to being a critical tool for managing loss risk accumulations, reinsurance is also used to ensure our insurance businesses are of sufficient size to be considered a lead market for their products. In our Reinsurance segment, we continue to strategically review and underwrite our business on a net basis, managing our reinsurance portfolio risk through underwriting analysis and portfolio diversification. However, we may strategically purchase reinsurance protection across our portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.

•	Maintain a Portfolio of Investments to Generate Net Investment Income and Book Value Growth. We manage our investment portfolio within a risk adjusted, expected return framework. Our investment management activities focus on ensuring that the Company has adequate liquidity to satisfy the needs of its customers, regulators and rating agencies while adding value through the disciplined management of investment risk to earn superior risk adjusted returns. Flexibility exists within this framework to adjust asset allocation in order to benefit from market opportunities to maximize our risk-adjusted returns.

•	Proactively Manage Our Capital Base. Our underwriting, actuarial, finance and investment professionals work together to achieve a balance in the risks we undertake, and we actively manage our capital by allocating resources to underwriting and investment opportunities which we believe will offer the highest risk-adjusted return on capital. The primary focus of our capital management activities is to optimize our risk adjusted returns on equity while ensuring the Company maintains sufficient levels of risk based capital and financial flexibility to satisfy the needs of our customers, regulators, rating agencies and shareholders. Over the long-term, we will continue to seek to return excess capital to our shareholders rather than use excess capital to underwrite business that no longer meets our underwriting requirements.
Business Segments
The Company currently has two business segments — Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Audited Consolidated Financial Statements and related notes presented under Item 8 — Financial Statements and Supplementary Data.
Our two business segments and the related gross and net premiums written for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Business Segments	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Insurance	$1,152,150	$740,310	$1,426,366	$980,598	$741,556	$551,970
Reinsurance	869,300	865,740	820,054	803,692	1,039,559	1,023,005

Total	$2,021,450	$1,606,050	$2,246,420	$1,784,290	$1,781,115	$1,574,975

Insurance
Our Insurance segment is comprised of six lines of business: agriculture, professional lines, casualty, property, healthcare liability and workers’ compensation. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Lines of Business	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$572,096	$324,480	$690,318	$380,699	$42,242	$21,115
Professional Lines	193,799	167,091	142,253	119,427	85,440	75,032
Casualty	152,580	91,071	120,867	86,610	125,124	77,188
Property	124,621	68,011	159,408	98,012	134,161	47,905
Healthcare Liability	82,955	78,284	80,692	80,002	92,361	92,361
Workers’ Compensation	26,099	11,373	232,828	215,848	262,228	238,369

Total	$1,152,150	$740,310	$1,426,366	$980,598	$741,556	$551,970

From our Bermuda office, we provide casualty, healthcare liability and professional lines insurance. From our United States offices, we provide agriculture, professional lines, casualty, property, healthcare liability, and workers’ compensation. As of February 2009, we ceased writing workers’ compensation business in our United States offices and ceased offering property insurance coverage from our London office. A description of each of these lines of business follows:
Agriculture. Our agriculture insurance business focuses on traditional multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products, all offered through independent agents.
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
Workers’ Compensation. Our workers’ compensation insurance line was primarily focused on niche markets in the U.S. Our target clients were small accounts written through local producers utilizing innovative technology and web-based systems to provide exceptional service to our clients. To support this business, we entered into a strategic relationship with a seasoned and experienced specialist in the California workers’ compensation insurance market. As of February 2009, the Company ceased underwriting California workers’ compensation insurance business.
Reinsurance
Our Reinsurance segment is comprised of five lines of business: catastrophe, casualty, property, aerospace and marine and surety and other specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Lines of Business	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$303,404	$302,218	$315,262	$302,070	$345,187	$332,428
Casualty	255,142	254,897	161,583	162,617	187,472	186,825
Property	215,085	215,085	192,652	192,625	214,999	216,414
Aerospace and Marine	44,696	42,563	80,521	76,991	91,672	89,403
Surety and Other Specialty	50,973	50,977	70,036	69,389	200,229	197,935

Total	$869,300	$865,740	$820,054	$803,692	$1,039,559	$1,023,005

From our Bermuda office, we provide casualty, property, catastrophe and aerospace reinsurance. From our United States offices, we provide casualty, property, agriculture, marine, surety and other specialty reinsurance. From our London office, we provide casualty, property, marine, agriculture and personal accident reinsurance. From our Zurich and Singapore branches, we provide property, casualty and marine reinsurance. A description of these lines of business follows:
Catastrophe. Our catastrophe reinsurance line of business reinsures catastrophic perils for ceding companies on a treaty basis for primarily property and workers’ compensation business. The principal perils reinsured in our catastrophe reinsurance business include natural perils such as hurricanes, typhoons, earthquakes, floods, tornados, hail and fire and certain man-made perils such as industrial events and terrorism.
Casualty. Our casualty reinsurance line of business reinsures third party liability exposures from ceding companies on a treaty basis such as automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation.
Property. Property reinsurance reinsures individual property insurance policies issued by our ceding company clients including both personal lines and commercial exposures (principally covering buildings, structures, equipment, contents and time element coverages on a treaty basis). Loss exposures in this line include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. We underwrite our property reinsurance line of business on both a proportional and excess of loss basis.
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
Surety and Other Specialty. We provide surety reinsurance for contract and commercial surety as well as for the fidelity line of business on both a proportional and excess of loss basis. This business line also includes agriculture reinsurance comprised of risks associated with the production of food and fiber on a global basis as well as traditional treaty, proportional and aggregate stop loss reinsurance for primary insurance companies writing multiple peril, hail and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposure to crop yield or price. Our remaining business in this line represents a variety of contracts, such as personal accident and terrorism, which are underwritten utilizing the expertise of our senior underwriting staff.
Please see the Audited Consolidated Financial Statements’ Note 9 — “Segment Reporting” for additional information about our business segments and the geographic distribution of our gross premiums written for the last three fiscal years.
Distribution
The majority of our business is obtained directly by the Company or through the use of independent agents, primarily for the agriculture line of our Insurance segment. We are also a broker-market participant and conduct a portion of our business through insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks for certain lines of business.

For the year ended December 31, 2009, Marsh & McLennan Companies, Inc. was the largest broker distributor in our Insurance segment, and Aon Benfield was the largest broker distributor in our Reinsurance segment. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2009, 2008 and 2007 is provided in the tables below:
Insurance

	Percentage of Gross Premiums Written
Broker	2009	2008	2007

Marsh & McLennan Companies, Inc.	7.9%	5.9%	11.8%
Aon Benfield (1)	5.8%	5.4%	9.0%
Willis Companies	2.5%	2.5%	4.5%
Independent agents	57.5%	66.8%	41.7%
All Others	26.3%	19.4%	33.0%

Total	100.0%	100.0%	100.0%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
Reinsurance

	Percentage of Gross Premiums Written
Broker	2009	2008	2007

Aon Benfield(1)	32.3%	29.6%	29.8%
Marsh & McLennan Companies, Inc.	27.4%	28.3%	35.9%
Willis Companies	25.5%	25.4%	20.8%
All Others	14.8%	16.7%	13.5%

Total	100.0%	100.0%	100.0%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
Claims Management
Under the direction of our Chief Claims Officer, claims are managed by our experienced, technical claims teams working closely with each of our operating subsidiaries. Our claims staff reviews initial loss reports, administers claims databases, generates appropriate responses to claims reports, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves, pays claims, manages salvage and subrogation and notifies reinsurers. In addition, our claims staff conducts significant audits of our insurance company clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and overall quality of our clients’ performance.
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
Reserve for Losses and Loss Expenses
We are required by applicable insurance laws and regulations and accounting principles generally accepted in the United States (“U.S. GAAP”) to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and loss expense reserves after evaluating all information known to us as of the date they are reported.

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
Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of losses from catastrophic events is inherently difficult because of the infrequency and severity of large catastrophes. Therefore, we utilize commercially available models, as well as historical reinsurance industry property catastrophe claims experience to supplement our own historical claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.
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
On a group basis, we monitor our:
•	capital position relative to our internal requirements and the requirements of our regulators and rating agencies; and
•	liquidity by stressing cash outflow scenarios relative to available cash and cash equivalents and other forms of liquidity.
In addition, we have developed processes, models and a detailed internal control structure to specifically address our risk exposures. The Company’s primary risk exposure areas are as follows: underwriting risk, including certain key underwriting risks associated with the pricing and exposure evaluation process; catastrophe correlation/aggregation risk; the risk embedded in the loss reserve estimation process; investment risk; and operational risk. The following sections more specifically address our method and procedures for addressing and managing our underwriting, catastrophe, loss reserving, investment and operational risks.

Underwriting Risk Management
Internal underwriting controls are established by our Chief Executive Officer and Chief Underwriting Officer. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These letters contain our operating guidelines, a description of the analytic process to be followed, referral requirements broken down by sources of business, terms and conditions, situations, limits capacity and annual premium for any one contract. Our return on capital guidelines are attached to each letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, and minimum return on risk based capital by line of business. Our return on capital guidelines is regularly reviewed by our Chief Underwriting Officer and our Chief Risk Officer/Chief Actuary to reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and its Risk and Underwriting Committees through regular reviews of the Company’s risk profile. For a further discussion on the role of our Board of Directors in the Company’s risk management, see “The Role of the Board of Directors in Risk Management” below.
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
We have licensed catastrophe modeling software from the principal modeling firms, including EQE, RMS and AIR. These software tools use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to the modeling companies to improve the efficiencies of these models. We also supplement the model output in certain territories with the results of our proprietary models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and surcharged for increased uncertainty. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis. Our commitment to detailed exposure data has precluded significant involvement as a retrocessionaire in the current market.

Data output from the software described above is incorporated in our proprietary models. Our proprietary systems include those for modeling risks associated with property catastrophe, healthcare liability, aerospace and marine, agriculture, property and workers’ compensation business, various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.
Data output from both our licensed and proprietary software models is used to estimate the amount of premium that is required to pay the long-term expected losses under the proposed contracts. The data output is also used to estimate correlation between both new business and our existing portfolio. The degree of correlation is used to estimate the incremental capital required to support our participation on each proposed risk, allowing us to calculate a return on consumed capital. Finally, the data output is used to monitor and control our cumulative exposure to individual perils across all of our businesses.
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
The Company manages the risk inherent in estimating the Company’s reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company’s susceptibility to reserving errors that may be associated with any one line or type of business. In 2009, the Company’s largest single line of business represented 28.3% of the gross premiums written by the Company. Second, where loss development uncertainty exists, the Company makes select use of the purchase of reinsurance to reduce the Company’s exposure to such loss development uncertainty, in particular in our insurance lines of business. Third, the Company incorporates uncertainty in loss trends into its underwriting pricing process. Finally, in its reinsurance business, the Company conducts active, regular audits of its ceding company clients with the intent of identifying quickly and thoroughly exposures assumed by the Company.
The Company’s reserving process also serves to mitigate the risk associated with the Company’s loss and loss expense reserve estimates. The Company seeks to base its loss reserve estimates upon actuarial and statistical projections derived from the most recently available data, as well as current information on future trends in claims severity and frequency, judicial theories of liability and other factors. The Company continually refines both its loss reserve estimates and the means by which its loss reserve estimates are derived, incorporating an ongoing process of developing loss experience, reported claims and claims settlements.

Investment Risk Management
Investment risk encompasses the risk of loss in our investment portfolio potentially caused by the adverse impact on our invested assets from fluctuations in interest rates, equity prices, credit spreads, foreign currency rates and other market changes.
The Company manages its investment risks through both a system of limits and a strategy to optimize the interaction of risks and opportunities. To ensure diversification of the Company’s investment portfolio and avoid aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on our investment portfolio, and monitored on an ongoing basis. The Company manages its interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities and the anticipated interest rate environment. The Company manages foreign currency risk by seeking to match the Company’s liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets including cash and investments that are denominated in such currencies. In order to limit the Company’s exposure to credit risk, the Company’s investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company has limited its exposure to any single corporate issuer to 0.60% or less of its fixed income investments, which includes fixed maturity investments, short-term investments and preferred equity securities, as of December 31, 2009.
The Company uses a number of capital-at-risk models, which include volatility-scenario based measures, value-at-risk (“VaR”) and credit impairment calculations to evaluate its investment portfolio risk. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the investment portfolio loss for a year period was expected to be less than or equal to 4.5% at December 31, 2009. The Company adjusts its scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.
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
The Company seeks to mitigate operational risks through the application of strong process controls throughout our business. Key process controls include underwriting authority letters, underwriting referral protocols, claims procedures guidelines, Sarbanes-Oxley procedures, information technology procedures, the disaster recovery plan and the business continuity plan. The Company’s internal audit department and operational audit personnel rigorously test the Company’s various process controls on a regular basis.
The use by the Company of the services of unaffiliated third parties exposes the Company to heightened operational risks, including the risk of information technology and physical security breaches, fraud, non-compliance with laws and regulations or internal guidelines and inadequate service. The Company mitigates the operational risk posed by the use of third party vendors by verifying, among other items, a potential third party vendor’s financial stability, ability to provide ongoing service, business continuity planning and its business reputation. The Company also allocates appropriate resources to monitor any significant third party relationships.
Role of the Board of Directors in Risk Management
The Company’s Board of Directors has administered its risk oversight of the Company through quarterly joint meetings of the Audit Committee and Underwriting Committee members with members of senior management, including representatives from the Actuarial, Claims, Finance, Internal Audit, Investment, Legal and Underwriting functions within the organization. The Audit Committee and Underwriting Committee members reviewed with senior management the Company’s enterprise risk management framework as set out above.
The Audit Committee and Underwriting Committee members have reviewed with management the methods utilized by the Company to identify and quantify risks associated with the Company’s business and operations and the Company’s established risk tolerances. In particular, the Audit Committee and Underwriting Committee members have monitored the Company’s capital position relative to internal standards and the requirements of the Company’s regulators and rating agencies and the Company’s liquidity relative to internal standards, established based upon a series of stress cash outflow scenarios.
In November of 2009, the Board of Directors formalized the quarterly meetings of the members of the Audit Committee and Underwriting Committee through the creation of the Risk Committee of the Board of Directors.

Investments
We follow an investment strategy designed to preserve book value growth and generate appropriate risk adjusted returns while providing sufficient liquidity to meet the needs of the Company. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships, risk management and auditing and accounting. Our investment team uses specialized analytical tools to evaluate risk and opportunity to facilitate an opportunity focused and risk integrated approach to investing consistent with the requirements of the Company’s investment policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers’ performance within the established investment policy of the Company. During 2009, we also began managing a portion of our investment portfolio internally.
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
Our investment policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk profile, which estimates the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a specified period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. The investment risk profile is reviewed by the Investment Committee of the Company’s Board of Directors and is revised quarterly based on market conditions and developing needs of the Company. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and or company specific issues and or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.
In assessing the quality and risk associated with our investment portfolio, we utilize a number of capital-at-risk models, which include volatility-scenario based measures and value-at-risk calculations, to manage our aggregate investment risk exposures. Our capital-at-risk models also include the assessment of risk capital undertaken by Standard & Poor’s (“S&P”) and A.M. Best Company (“A.M. Best”). Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. We adjust our scenarios for a variety of extreme as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time. In addition, management and the Board of Directors regularly reviews investment strategy allocations, risk and capital allocations, expected returns and expected return on capital.

The following tables set forth the types of securities, amortized costs, fair values and related gross unrealized gains and losses of our fixed income investments held as of December 31, 2009 and 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value

U.S. government and agencies securities	$773,454	$12,113	$(10,571)	$774,996
U.S. state and municipal securities	83,947	5,697	—	89,644
Foreign government securities	142,134	4,179	(42)	146,271
Government guaranteed corporate securities	909,341	4,901	(673)	913,569
Corporate securities	588,108	18,384	(2,754)	603,738
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	29,133	(1,890)	923,422
Non-agency mortgage-backed securities	292,359	2,019	(37,630)	256,748
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	1,223	—	32,851
Non-agency mortgage-backed securities(1)	543,406	7,194	(20,689)	529,911
Asset-backed securities	274,565	5,866	(2,963)	277,468

Total fixed maturity investments	$4,535,121	$90,709	$(77,212)	$4,548,618
Short-term investments	534,736	7	(65)	534,678
Preferred equity securities	6,182	4,841	—	11,023

Total	$5,076,039	$95,557	$(77,277)	$5,094,319

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $6.7 million.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value

U.S. government and agencies securities	$614,000	$43,772	$(24)	$657,748
U.S. state and municipal securities	103,600	4,647	(21)	108,226
Foreign government securities	171,339	9,600	—	180,939
Government guaranteed corporate securities	78,423	1,841	(25)	80,239
Corporate securities	518,513	5,920	(20,414)	504,019
Residential mortgage-backed securities
Agency mortgage-backed securities	1,112,125	34,928	(1,380)	1,145,673
Non-agency mortgage-backed securities	482,185	31	(106,038)	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,156	209	(40)	33,325
Non-agency mortgage-backed securities(1)	662,687	202	(122,274)	540,615
Asset-backed securities	271,340	11	(23,176)	248,175

Total fixed maturity investments	$4,047,368	$101,161	$(273,392)	$3,875,137
Short-term investments	111,322	11	—	111,333
Preferred equity securities	26,003	—	(643)	25,360

Total	$4,184,693	$101,172	$(274,035)	$4,011,830

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $2.5 million.
Fixed Maturity Investments
U.S. Government and Agencies Securities. U.S. government and agencies securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation (“FreddieMac”) and the Federal National Mortgage Association (“FannieMae”).
U.S. State and Municipal Securities. U.S. state and municipal securities are debt securities issued by a state, municipality, or county, in order to finance its capital expenditures. Municipal bonds are exempt from federal taxes and from most state and local taxes.

Foreign Government Securities. Non U.S. government securities represent the fixed income obligations of non-U.S. governmental entities.
Government Guaranteed Corporate Securities. Goverment guaranteed corporate securities represent corporate securities backed by the full faith and credit of the sponsor country. In the U.S., government guaranteed corporate securities were issued under the Temporary Liquidity Guarantee Program (“TLGP”) program and issued with maturities of up to three years.
Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated A-/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate issuer in our portfolio represented less than 0.60% of the fixed income investments at December 31, 2009. We had minimal realized credit related losses during 2009.
Residential Mortgage-Backed Securities. The majority of the residential mortgage-backed securities in our investment portfolio are FreddieMac and FannieMae. Our portfolio has relatively low cash flow variability as compared to the overall mortgage market. The principal risks inherent in holding agency residential mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. Non-agency residential mortgage-backed securities also have credit risk should losses on the underlying collateral exceed the credit protection provided by subordinated tranches of mortgage-backed securities. Endurance has no exposure to subprime mortgages, and Alt-A mortgages represented 1.2% of the fixed income investments as of December 31, 2009.
Commercial Mortgage-Backed Securities. Our commercial mortgage-backed (“CMBS”) portfolio is diversified both geographically and by the types of underlying properties. Our portfolio is primarily backed by office buildings, retail, and multifamily loans. We have limited exposure to lodging and industrial properties. The majority of our commercial mortgage-backed securities in the portfolio are in the super senior tranche with average credit support in excess of 35%. The current risk in holding CMBS is extension risk.
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
Short-term Investments
Short-term investments are investments which mature within no more than one year or no less than 90 days. The Company’s short-term investments generally consist of U.S. government and agencies securities.
Preferred Equity Securities
The preferred equity securities in the Company’s portfolio are comprised of perpetual preferred equity securities, which may remain outstanding indefinitely, if they are not called by the issuer. Preferred equity securities generally pay a dividend at a fixed rate. Perpetual preferred equity securities usually rank above common equity but below debt securities in an issuer’s capital structure.
Insurance Enhancement
Within the categories of securities noted above, the Company holds insurance enhanced bonds (corporate, asset-backed and municipal securities) of $35.7 million, which represent approximately 0.7% of our fixed income investments at December 31, 2009. The financial guarantors of the Company’s insurance enhanced bonds at December 31, 2009 include Ambac Financial Group, Inc., Financial Guarantee Insurance Company, National Public Finance Guarantee Corp. (formerly MBIA Insurance Corporation), Syncora Holdings Ltd. and Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.). The overall credit quality of the insured bond portfolio was an average rating of “Baa” from Moody’s and “A” from Standard & Poor’s. The overall credit quality of the financial guarantors was an average rating of “Caa” by Moody’s and “CC” by Standard & Poor’s. Our evaluation of risk for insurance enhanced securities assumes we will gain no benefit from the guarantees.

Investment Ratings
The investment ratings (provided by major rating agencies) for our fixed income investments held as of December 31, 2009 and 2008 and the percentage of our total fixed income investments they represented at such date were as follows:

	December 31, 2009		December 31, 2008
Ratings	Fair Value	Percentage	Fair Value	Percentage

U.S. government and agencies securities	$774,996	15.2%	$657,748	16.4%
AAA / Aaa (1)	3,599,982	70.7%	2,787,924	69.5%
AA / Aa	184,068	3.6%	163,718	4.1%
A / A	306,528	6.0%	327,829	8.2%
BBB	38,257	0.8%	29,902	0.7%
Below BBB	189,247	3.7%	43,776	1.1%
Not rated	1,241	0.0%	933	0.0%

Total	$5,094,319	100.0%	$4,011,830	100.0%

(1)	Includes agency mortgage-backed securities of $956.3 million and $1,179.0 million, at December 31, 2009 and 2008, respectively.
The maturity distribution for our fixed income investments held as of December 31, 2009 and 2008 was as follows:

	December 31, 2009		December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$683,505	$684,381	$216,788	$217,393
Due after one year through five years	1,762,035	1,788,265	890,635	916,957
Due after five years through ten years	448,728	448,026	365,577	375,824
Due after ten years	143,634	153,247	150,200	157,690
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	923,422	1,112,125	1,145,673
Non-agency mortgage-backed securities	292,359	256,748	482,185	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	32,851	33,156	33,325
Non-agency mortgage-backed securities	543,406	529,911	662,687	540,615
Asset-backed securities	274,565	277,468	271,340	248,175

Total	$5,076,039	$5,094,319	$4,184,693	$4,011,830

Other Investments
As of December 31, 2009, our Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to the lesser of (i) 15% of total shareholders’ equity, or (ii) $350 million. This restriction does not apply to investments in high yield loan funds that are classified as other investments. Our alternative funds and high yield loan funds (the “Funds”) are included in other investments and consist largely of funds that investment in senior secured bank debt and high yield securities, distressed debt, derivatives and equity long/short strategies. As of December 31, 2009, our $351.4 million of other investments consisted of $251.8 million of alternative investment funds and $99.6 million of high yield loan funds.
Our investment in the Funds is recorded on our balance sheet as other investments and is accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the Funds, which in turn are established based upon the valuation criteria in the governing documents of the Funds. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the Funds. Due to a delay in the valuations reported by certain of the fund managers, our investments in certain alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Investments in high yield loan funds are reported as of the current date. Many of the Funds are subject to restrictions on redemptions and sales which are determined by the governing documents and thereby limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the Funds are included in net investment income and totaled income of $98.1 million for the year ended 2009.

Investment Portfolio Management
We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.
Our investment returns for the years ended December 31, 2009, 2008 and 2007 were as follows:

Investment Returns	2009	2008	2007
	(U.S. dollars in thousands)
Net investment income (loss) from other investments	$98,106	$(111,570)	$21,286
Net investment income from available for sale investments and cash and cash equivalents	186,094	241,746	259,990

Net investment income included in net income	$284,200	$130,176	$281,276
Net realized investment gains (losses) on investment sales included in net income	6,303	24,760	(972)
Net impairment losses recognized in earnings	(20,251)	(82,126)	(17,330)
Net increase (decrease) in unrealized gains (losses) included in other comprehensive income (loss)	215,592	(149,198)	77,573

Total net investment return	$485,844	$(76,388)	$340,547

During 2009, 2008 and 2007, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. During the second quarter of 2009, the Company adopted new accounting guidance related to identifying whether an investment is considered to be other than temporarily impaired, which is described in Note 2(d), “Summary of Significant Accounting Policies—Investments,” of our Audited Consolidated Financial Statements for the year ended December 31, 2009. As a result, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at December 31, 2009. The Company did not identify any such securities meeting these criteria. The Company then performed various analysis and reviews, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. We identified certain securities that we believe will not recover their amortized costs. As such, the Company recorded total other than temporary impairments of $51.0 million of which $30.7 million related to non-credit factors and was included in other comprehensive income (loss) and $20.3 million was related to credit factors and recognized in earnings.
Securities Lending
The Company also participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, securities of U.S. government agencies, mortgage-backed securities, asset-backed securities and corporate fixed maturity securities. At December 31, 2009, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and overnight repurchase agreements. Securities with an estimated fair value of $65.7 million and $112.6 million were on loan under the program at December 31, 2009 and 2008, respectively. The Company was liable for cash collateral under the Company’s control of $67.0 million and $115.6 million at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the fair value of the investments purchased with the cash collateral received from the borrower was $66.9 million and $112.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s at December 31, 2009. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

Ratings
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. During 2009, S&P undertook a review of our ratings and reaffirmed the financial strength rating of “A” (Strong), with a stable outlook for Endurance Holdings and its operating subsidiaries. During 2009, A.M. Best also undertook a review of our ratings and reaffirmed the Company’s financial strength rating of “A” (Excellent), with a stable outlook for Endurance Holdings and its operating subsidiaries. Endurance Holdings and certain of its operating subsidiaries maintain a Moody’s rating of A2, with a stable outlook.
The objective of S&P’s, A.M. Best’s and Moody’s rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect S&P’s, A.M. Best’s and Moody’s opinions of our capitalization, performance and management, and are not applicable to our securities and are not a recommendation to buy, sell or hold such securities.
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
A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation), and includes 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent). Publications of A.M. Best indicate that the “A” and “A-” ratings are assigned to those companies that, in A.M. Best’s opinion, have demonstrated an excellent ability to meet their obligations to policyholders. These ratings are subject to periodic review by, and may be revised at the sole discretion of, A.M. Best. The rating “A” (Excellent) by A.M. Best is the third highest of 16 rating levels.
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
We compete in the Bermuda, U.S., London and international insurance and reinsurance markets directly with numerous other parties, including established global insurance and reinsurance companies, start-up insurance and reinsurance entities, as well as potential capital markets and securitization structures aimed at managing catastrophe and other risks. Many of these entities have significantly larger amounts of capital and more employees than we maintain and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.
In our Insurance segment, where competition tends to be focused more on availability, service and considerations other than price, we compete with insurers that provide property and casualty based lines of insurance in each of our markets as follows:
North America — ACE Ltd. (“ACE”), American International Group (“AIG”), Arch Capital Group Ltd. (“Arch”), Factory Mutual Insurance Company, RLI Corp., Axis Capital Holdings Group (“Axis”), Zurich Financial Services Group (“Zurich”), XL Capital Ltd. (“XL”), Allied World Assurance Company (“AWAC”) CNA Financial Corporation, Rural Community Insurance Company, Rain and Hail LLC, NAU Country Insurance Company, Great American Insurance Company and Producers Agriculture Insurance Company.

Europe — ACE, Allianz AG, Lloyd’s Syndicates, Royal & Sun Alliance Insurance Group Plc, Swiss Reinsurance Company (“Swiss Re”) and Zurich.
Bermuda — ACE, AIG CAT Excess, XL, Zurich, AWAC, Arch, Chartis, and Ironshore, Inc.
In our Reinsurance segment, we compete in the global reinsurance marketplace and our main competitors in North America, Europe, Asia and Bermuda include the following:
North America — General Re Corporation, Munchener Ruckversicherungs-Gesellschaft Aktiengesellschaft (''Munich Re’’), Partner Reinsurance Company Ltd. (“Partner Re”), Swiss Re, Transatlantic Reinsurance Company (“Transatlantic Re”).
Europe — Swiss Re, Axis, Hannover Ruckversicherungs-Aktiengesellschaft (“Hannover”), Munich Re, Partner Re, SCOR Reinsurance Company (“SCOR”) and Transatlantic Re.
Asia — Swiss Re, Axis, Hannover, Munich Re, Partner Re, SCOR, Transatlantic Re, Everest Reinsurance Co. and Odyssey Re Holdings Corp.
Bermuda — ACE, Arch, Axis, Montpelier Re Holdings Ltd., Partner Re, Renaissance Reinsurance Ltd. and XL.
In general, in 2009, we believe operating conditions continued to be competitive. In certain catastrophe-exposed classes of property business, we experienced a pricing environment that was flat to slightly up; however, for the remaining insurance and reinsurance lines of property and casualty business, we experienced downward pricing driven largely by relatively high levels of underwriting capacity and competition driven by distressed insurers. We continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.
In 2010, we believe the following three primary influences may affect the market for our insurance and reinsurance products — the continuation of the global recession, increased pricing competition in many of our markets, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including increased unemployment, increased governmental regulation and continued uncertainty in global financial markets. The reduction in economic activity is likely to lead to decreased demand for insurance and reinsurance. This, combined with the substantial recovery of most of the industry’s surplus position in 2009 and the impact of new market entrants, is likely to result in a more competitive global insurance and reinsurance market in 2010. Potentially offsetting these factors is the current low interest rate environment that will likely encourage more underwriting discipline as there will be reduced investment earnings from underwriting cash flows. We believe these three factors have and will continue to contribute to changes in market conditions within both the reinsurance and insurance marketplaces.
Employees
As of February 22, 2010, we had 781 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

Item 1A.	Risk Factors
Before investing in any of our securities, you should carefully consider the following risk factors and all other information set forth in this Annual Report on Form 10-K. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. Many of the risk factors listed apply to more than one category or the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section.

Underwriting Risks
As a property, agriculture and catastrophe insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.
Our property, agriculture and catastrophe insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth’s atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.
The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, earthquakes in California and the New Madrid region of the United States and drought and flooding in the Midwestern United States. From time to time, we may have greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe negative results from such events than our competitors may. In particular, the Company has historically had a relatively large percentage of its coverage exposures concentrated in the states of California and Florida.
In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase the frequency and severity of natural catastrophes, including weather events, and may create new types of catastrophe losses. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our premiums will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Furthermore, the estimation of reserves related to hurricanes can be affected by the inability to access portions of the affected areas, the complexity of factors contributing to the losses, legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available. Our ability to write new business also could be adversely impacted. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition. See “Item 1. Business — Enterprise Risk Management — Underwriting Risk Management.”
As a property and casualty insurer and reinsurer, we could face losses from war, terrorism and political unrest.
We may have substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that our loss reserves will be inadequate to cover these risks. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. We often seek to exclude terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate our exposure to terrorist acts, and thus it is possible that these acts will have a material adverse effect on us.
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

The terms of the Federal Multiple Peril Crop Insurance Program may change and adversely impact us.
We currently participate in the U.S. Federal Multi Peril Crop Insurance Program (“MPCI”) sponsored by the Risk Management Agency of the U.S. Department of Agriculture. As a result of our acquisition of ARMtech in December of 2007, crop insurance premiums, which are primarily driven by MPCI, have become an increasingly larger portion of our business, totaling $572.1 million of gross premiums written in 2009, and representing 49.7% of the total gross premiums written in our Insurance segment in 2009.
The RMA has currently proposed several changes to the Standard Reinsurance Agreement (“SRA”) that, if ultimately adopted, could adversely affect the financial results of crop insurers such as ARMtech, beginning in 2011. If the SRA is finalized as drafted, we would receive lower expense reimbursements and would be likely to retain less of the underwriting profit we generate, which could materially negatively impact the profitability of ARMtech.
Industry feedback to the draft of the SRA has to date not been positive and the RMA is expected to circulate further drafts of the agreement before it becomes final. However, we cannot predict what changes the final version will have, if any, and therefore what impact the changes will have on our future profitability.
If actual renewals of our existing policies and contracts do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected.
Our insurance policies and reinsurance contracts are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s policies and contracts. If actual renewals do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a large number of reinsurance contracts are subject to renewal.
The development of our U.S.-based insurance operations is subject to increased risk from changing market conditions.
Excess and surplus lines insurance is a substantial portion of the business written by our U.S.-based insurance operations. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.
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
We are also subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to our clients. Many reinsurance companies have been negatively affected by deteriorating financial and economic conditions, including unprecedented financial market disruption. A number of these companies, including those with which we conduct business, have been downgraded or have been placed on negative outlook by various rating agencies. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of the our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and, depending upon the amount of reinsurance we have purchased, could cause us to incur a significant loss.
A decline in our financial strength ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. We currently maintain an A.M. Best financial strength rating of “A” (Excellent) with a stable outlook and an S&P financial strength rating of “A” (Strong) with a stable outlook. Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured. If our ratings are reduced from their current level by A.M. Best or S&P, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below “B++” (two levels below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.
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
We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2009, our top three brokers represented approximately 45.9% of our gross premiums written. See “Item 1. Business — Distribution.” Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
Our reliance on brokers subjects us to their credit risk.
In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations notwithstanding the broker’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. To date we have not experienced any losses related to such credit risks.
The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance policies or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance policies or reinsurance contracts may not be known for many years after a policy or contract is issued.
Recent examples of emerging claims and coverage issues include:
•	larger settlements and jury awards for professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance;
•	initial rollback of tort reform caps and other limitations in various states possibly increasing jury awards in medical malpractice, auto and other liability exposures;
•	a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices related to the conduct of our business; and
•	uncertainties associated with liability coverages related to sub prime mortgage and general credit crisis exposures.
The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.

We operate in a highly competitive environment which could adversely impact our operating margins.
The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers. For information regarding competition in each of our business segments, see “Item 1. Business — Business Segments.” Many of our competitors have greater financial, marketing and management resources. A number of newly organized, Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.
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
Historically, property and casualty insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for insurance and reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of insurance and reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The recovery in the industry’s surplus position in 2009 and the growth of new market entrants since 2005 has increased the supply of insurance and reinsurance and has caused insurance and reinsurance prices in many of the markets in which we participate to decrease.
Investment Risks
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, and foreign currency exchange rates, which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific issuers included in our portfolio and other factors outside our control.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio. In the event that our estimate of our liability-cash flow profile is inaccurate, we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities, which could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it may result in a net unrealized loss position of our investment portfolio. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturities. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

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
A portion of our investment portfolio is allocated to alternative investments which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short-term investments, which in turn could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
A portion of our investment portfolio is allocated to alternative investments which we expect to have different risk characteristics than our investments in traditional fixed income investments. Our alternative investments include investments in funds which invest in senior secured bank debt and high yield securities, distressed debt, derivatives and equity long/short strategies and constituted approximately 5.9% of the carrying value of our cash and invested assets as of December 31, 2009. The amount and timing of net investment income from such alternative funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As of December 31, 2009, we are committed to potential future capital calls in the aggregate amount of approximately $1.7 million. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales which are determined by the documents governing those investments and limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner for which we have for our fixed income investments. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or other high yielding bonds), reinsurance counterparties or third party investment managers could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on the principal and interest they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed and asset-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to us. At December 31, 2009, the fixed income investments of $5.1 billion in our investment portfolio represented 85.3% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely impact the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed income investments and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of whether the Company has made a decision to sell or is more than likely required to sell securities which have declined in value and whether such declines in the securities’ value below amortized cost are due to credit related factors.
We have also engaged third party investment managers to provide us with investment advisory and management services. It is possible that the investment strategies employed by these third party investment managers may become ineffective or that such managers will fail to follow our investment guidelines, which could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

Our participation in a securities lending program subjects us to potential liquidity and other risks.
We participate in a securities lending program whereby securities, including fixed income investments, are loaned by us to third parties. We retain all economic interest in the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. We require collateral in the form of cash, government securities and letters of credit at a rate of 102% — 105% of the market value of the loaned securities. We invest such collateral in other securities, primarily overnight repurchase agreements.
Returns of loaned securities by the third parties would require us to return the collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with collateral received from the third parties) may exceed the term of the related securities on loan and the market value may fall below the amount received as collateral and invested. If we are required to return significant amounts of collateral on short notice, and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities.
Our valuation of fixed maturity investments, short-term investments and preferred equity securities may include methodologies, estimations and assumptions, which are subject to differing interpretations, and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition
Fixed maturity investments, which are reported at fair value on the consolidated balance sheet, represented the majority of our total cash and invested assets. We have categorized these securities as well as our short-term investments and preferred equity securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The inputs for each level are defined as follows:

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
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income investments. Independent pricing services and brokers obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities. As such, prices provided by independent pricing services and independent broker quotes can vary widely, even for the same security. The Company obtains multiple prices for its securities where available. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to the following:
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
During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example mortgage-backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
The determination of the other-than-temporary impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.
The determination of the amount of other-than-temporary impairments taken on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our consolidated financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.
Some of our investments are relatively illiquid and are in asset classes that may experience significant market valuation fluctuations.
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
We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturity investments. Our income derived from our invested assets (including net realized gains (losses) on investment sales and net impairment losses recognised in earnings) was $270.3 million for the year ended December 31, 2009. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.

With respect to our liabilities, we strive to structure our investments in a manner that recognizes their cash flow profile and our potential liquidity needs. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability profile. However, if our liquidity needs or liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in that manner. The market value of our fixed income investments will be subject to fluctuations depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.
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
Liquidity and Capital Risks
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

We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the FDIC insurance limits at various depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facility. In addition, a financial institution is the counterparty in our variable delivery equity forward sale agreement that provides us with up to $150 million of additional liquidity. If one or more of these financial institutions were to fail, our ability to access cash balances, draw down on our credit facility or receive funds from our variable delivery equity forward sale might be temporarily or permanently limited, which could have a material adverse effect on our results of operations, financial condition or cash flows.
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
Our future capital requirements depend on many factors, including our ability to write new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current rating agency ratings. We need liquidity to pay our operating expenses and without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are our invested assets. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and shareholders’ equity.
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
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our already outstanding securities. In the case of debt financings, our credit spreads have widened since we previously issued debt securities, which could lead to higher interest costs on new debt. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets and an inability to obtain adequate capital.

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
Legal and Regulatory Risks
Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.
It is also possible that U.S states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation establishing further state involvement in providing or governing the insurance or reinsurance of catastrophe exposed risks, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of one or more of the catatrophe funds established by U.S. states, which could lead either to a severe dislocation or the necessity of Federal intervention in the markets of one or more of those states, either of which would adversely impact the private insurance and reinsurance industry.
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
Endurance American and Endurance Risk Solutions write insurance on an admitted basis within the U.S. and are subject to extensive regulation under state statutes which confer regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors or shareholders of the insurer.
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

We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements and any such requirements may impact the operations of our insurance non-insurance subsidiaries and ultimately could impact our financial condition as well. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation.
Operational Risks
Changes in current accounting practices and future pronouncements may materially impact our reported financial results.
Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if it is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items. For example, the current proposal for the convergence of U.S. GAAP with International Financial Reporting Standards (IFRS) would require the Company to prepare financial statements in accordance with IFRS for the year ended December 31, 2014, including comparative information also prepared under IFRS for the two previous years. Also, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants.
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
To the extent we determine that actual losses and loss expenses exceed our expectations and loss reserves recorded in our financial statements, we will be required to increase our reserve for losses and loss expenses. This could cause a material reduction in our profitability and capital.
We may be adversely affected by foreign currency fluctuations.
We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2009, approximately 9.1% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.

We periodically buy and sell currencies or investment securities denominated in non-U.S. dollars in an attempt to match our non-U.S. dollar assets to our related non-U.S. dollar liabilities. We have no currency hedges in place; however, as part of our matching strategy, we consider the use of hedges when we become aware of probable significant losses that will be paid in non-U.S. currencies. However, it is possible that we will not successfully match our exposures or structure the hedges to effectively manage these risks.
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
Our modeling, underwriting and information technology systems are critical to our success. Moreover, our proprietary technology and application systems have been an important part of our underwriting strategy and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. While we have implemented disaster recovery and other business continuity plans, a defect or failure in our internal controls or information technology systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our reputation. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls and information technology systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.
Since we are dependent on key executives, the loss of any of these executives or our inability to retain other key personnel could adversely affect our business.
Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Kenneth J. LeStrange, our Chief Executive Officer, President and Chairman of the Board of Directors, Michael J. McGuire, our Chief Financial Officer, Michael E. Angelina, our Chief Actuary and Chief Risk Officer, David S. Cash, our Chief Underwriting Officer, Michael P. Fujii, the President and Chief Executive Officer of our worldwide insurance operations and William M. Jewett, the President and Chief Executive Officer of our worldwide reinsurance operations. On February 17, 2010, Mr. LeStrange notified the Company’s Board of Directors that he would retire from his role as President and Chief Executive Officer of the Company effective as of March 1, 2010 and that he would continue in the role of Chairman of the Board of the Company until March 2, 2011. Upon Mr. LeStrange’s retirement, Mr. Cash will become the Company’s Chief Executive Officer and Mr. Jewett will become the Company’s President.
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
Corporate Risks
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
Taxation Risks
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
We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2009. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2009 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. Moreover, proposed legislation, if enacted, would impose an annual reporting requirement on certain shareholders of a PFIC. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Passive Foreign Investment Companies.”
Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders
Congress and the Administration have discussed from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In particular, President Obama’s budget for fiscal year 2011 includes proposals that would deny a U.S. non-life insurance company a deduction for certain excess non-taxed reinsurance premiums paid to affiliates, defer interest deductions related to certain foreign source income and prevent avoidance of dividend withholding under certain circumstance. Congress has also introduced similar legislation, as well as other proposals relating to tax-haven jurisdictions, cross-border transactions, intangible products, and a proposal that would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S. federal income tax purposes. We cannot be certain if, when or in what form such legislation may be enacted and whether such legislation, if enacted, would have retroactive effect. Enactment of some versions of such legislation as well as other changes in U.S. tax laws, regulations and interpretations of such legislation or tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.

The Organization for Economic Cooperation and Development (“OECD”) and the European Union are considering measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and November 2005 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was included in the most recently revised OECD white list with other countries that have substantially implemented the OECD’s international tax standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
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
In July 2008, the Insurance Amendment Act 2008 (the “Amendment Act”) was promulgated, which among other things, created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements. The implementation of the new supervisory framework is to occur in phases, and has commenced with Class 4 insurers and will be extended to certain commercial Class 3, Class 3A and Class 3B insurers. Under the new regulatory framework ushered in by the Amendment Act on December 31, 2008, the BMA promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 (the “Order”) which, inter alia, mandates that a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) be calculated by either (a) the model set out in Schedule 1 to the Order or (b) an internal capital model which the BMA has approved for use for this purpose. More information on the ECR and the new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act can be found in the section entitled “Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions”.

On December 11, 2008, the Bermuda House of Assembly approved amendments to Bermuda’s existing insurance regulations (the “Regulations”). The amended Regulations, which came into effect on December 31, 2008, compliment and in certain respects, are consequential to the changes instituted under the Amendment Act.
The BMA utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter, the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3, Class 3A, Class 3B and Class 4 insurers. The BMA has also recently adopted guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act.
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
In addition to statutory financial statements, Class 4 insureds are required to file audited GAAP financial statements with the BMA to be published publicly. The audited GAAP financial statements are to be filed with the annual statutory financial return.
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
Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions
The new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act, which came into effect on December 31, 2008, provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization termed the Bermuda Solvency Capital Requirement (“BSCR”). BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Order, published on December 31, 2008, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.
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
The new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. Where the results of scenario and stress testing indicated potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the 120% TCL figure. In circumstances where an insurer has failed to comply with an ECR given by the BMA in respect of that insurer, such insurer is prohibited from declaring or paying any dividends until the failure is rectified and the insurer is obliged to (i) provide the BMA, within fourteen days of the failure, with a written report as to why the failure occurred and remedial steps to be taken; and (ii) within forty-five days of the failure to provide the BMA with unaudited interim financial statements. In addition, the unaudited interim finanical statements must be accompanied by the opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials and a CSR reflecting an ECR prepared using post-failure data.
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
In December 2007, the FSA published its new Insurance Conduct of Business sourcebook (“ICOBS”) which sets out the standards of the requirements for general insurance firms on how they deal with their customers. The new general insurance regime came into effect on January 6, 2008.
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

Solvency Requirements
The FSA’s General Prudential Sourcebook and Prudential Sourcebook for Insurers (together, the “Prudential Sourcebooks”) require that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Prudential Sourcebooks, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Prudential Sourcebooks. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the E.U. Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required minimum margin of solvency of Endurance U.K. Endurance U.K. continuously monitors its solvency capital position and maintains capital in excess of the required minimum margin of solvency. Each insurance company writing various classes of business is also required by the Prudential Sourcebooks to maintain equalization provisions calculated in accordance with the provisions of the Prudential Sourcebook for Insurers.
Insurers are required to calculate an Enhanced Capital Requirement (“ECR”) in addition to their required minimum solvency margin and to report it to the FSA (though the ECR is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance (“ICG”) regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA and has agreed with the FSA the bases and methodology for this calculation. This calculation is used along with other tools by the FSA to help establish the ICG. Endurance U.K. is currently calculating the ECR for December 31, 2009. Should Endurance U.K. not meet this test, additional capital may be required.
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
The European Commission, jointly with Member States, is carrying out a fundamental review of the regulatory capital and supervisory regime of the insurance industry (the Solvency II project). Its objective is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. Endurance U.K. is monitoring the ongoing consultation and legislative steps following adopton of the Solvency II Framework Directive (the “Solvency II Directive”) in May 2009. The legislation implementing the final version of the Solvency II Directive is required to take effect in the U.K. and the other E.U. member states on October 31, 2012, and will replace the current solvency requirements described above. The FSA has commenced a program of preparatory work and supervisory visits to insurers, in order to identify the actions which it considers that insurers should now undertake in anticipation of the implementation of the Solvency II Directive. Endurance UK is fully co-operating with the FSA in this respect.

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
Change of Control
The Financial Services and Markets Act (the “FSMA”) regulates the acquisition of control of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with any person acting in concert with it or him) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired control of Endurance U.K.
Under the FSMA (as amended by the E.U. Acquisitions Directive), any person proposing to acquire control over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so together with certain prescribed information. The FSA then has 60 working days to make a decision following its acknowledgement of the application. The duration of this period may be stopped by the FSA once, to request further information, for a maximum of 20 days (30 days for non-EU applicants). Although the FSA may make further information requests, this does not “stop the clock”, meaning that the FSA has a maximum of 82 working days to consider an application from an EU applicant (92 for a non-EU applicant). The FSA may only object to a particular acquisition on the basis of certain specified “assessment criteria” relating to the reputation and financial soundness of the acquirer, the reputation and experience of those who will direct the regulated business, compliance with prudential requirement and any suspicion of money laundering or terrorist financing. In addition to these requirements, the U.K. insurer itself is obliged to notify the FSA if it is aware of the proposed acquisition, and may be subject to regulatory enforcement action if it fails to do so.
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
U.S. Regulation
Endurance U.S. Reinsurance was organized under the laws of New York on September 5, 2002. On December 18, 2002, Endurance U.S. Reinsurance received a license to write certain lines of insurance and reinsurance business from the New York State Insurance Department. On August 1, 2005, Endurance U.S. Reinsurance acquired Endurance American Specialty Insurance Company, a Delaware insurance company, which transacts business on a surplus lines basis. On June 5, 2006, Endurance U.S. Reinsurance acquired Endurance American Insurance Company, a Delaware insurance company, which transacts business on an admitted basis. On June 8, 2007, Endurance U.S. Reinsurance acquired Endurance Risk Solutions Assurance Co., an Ohio insurance company that was subsequently redomesticated to Delaware, which transacts business on a surplus lines basis. On December 7, 2007, Endurance U.S. Holdings Corp. acquired American Agri-Business Insurance Company and ARMtech Insurance Services, Inc., each a Texas company. On January 30, 2008, Endurance U.S. Reinsurance completed its redomestication from New York to Delaware and is currently regulated by the Delaware Department of Insurance.
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
Changes of Control
Before a person can acquire control of a U.S. domestic insurer (or reinsurer), prior written approval must be obtained from the insurance commissioner of the state where the insurer (or reinsurer) is domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state and obtain approval thereon. Prior to granting approval of an application to acquire control of a domestic insurer (or reinsurer), the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquiror, the integrity and management of the acquiror’s Board of Directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Endurance Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of Endurance Holdings’ U.S. operating subsidiaries, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable.
State Insurance Regulation of the Company’s U.S. Operating Subsidiaries
Other than bulk reinsurance arrangements, the terms and conditions of reinsurance agreements between unaffiliated parties generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms unlike primary insurance agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

State insurance authorities have broad regulatory powers with respect to various aspects of the business of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards (including risk-based capital standards), approval of policy forms and dates, and regulating investments, dividends and transactions between an insurer and its affiliates. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction. State insurance laws and regulations require each of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business; and the operations of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech are subject to examination by those departments at any time. Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.
In general, such state regulation is for the protection of policyholders rather than shareholders. Under Delaware and Texas insurance laws, Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech may only pay dividends to their respective parent companies out of earned surplus. In Delaware and Texas, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the applicable state insurance regulator, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.
In addition, the ability of Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech to declare or pay any dividend, together with all dividends declared or distributed by it within the preceding twelve months, exceeds the greater of:
1.	ten percent of its policyholders surplus as of the 31st day of December of the preceding year; or
2.	the statutory net income, not including realized capital gains for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding)
will be subject to the prior approval of the applicable domestic state insurance regulator. Any dividend paid by Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech must first be paid to its parent company. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies.
The dividend limitations imposed by Delaware and Texas insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2009, of the Company’s U.S. operating subsidiaries, only Endurance Risk Solutions and ARMtech had earned surplus, and therefore, only Endurance Risk Solutions and ARMtech could declare or distribute dividends in 2009 without prior regulatory approval.
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
U.S. GAAP concerns an insurer’s solvency, but it also concerns other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue andexpenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.
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

Singapore
In 2008, Endurance Specialty Insurance Ltd., Singapore Branch received regulatory approval from the Monetary Authority of Singapore to operate as a branch insurer of Endurance Bermuda in Singapore to transact insurance and reinsurance domestically and internationally. The branch is regulated by the Monetary Authority of Singapore pursuant to The Insurance Act. Endurance Specialty Insurance Ltd., Singapore Branch is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated by ACRA pursuant to The Companies Act.
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
Certain United Kingdom Tax Considerations
Endurance U.K. is a company incorporated under the laws of England and is resident in the United Kingdom for United Kingdom corporation tax purposes and will be subject to United Kingdom corporation tax on its worldwide profits. The current rate of United Kingdom corporation tax is generally 28% on profits of whatever description. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K.
Certain United States Federal Income Tax Considerations
The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings and its operating subsidiaries in Bermuda, the United States and the United Kingdom and the ownership of our ordinary shares and Series A Preferred Shares.
This summary is based upon the Code, the regulations promulgated thereunder, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax treaty between the United States and Bermuda (the “Bermuda Treaty”) and the tax treaty between the United States and the United Kingdom (the “U.K. Treaty”), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this Annual Report on Form 10-K. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor’s investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold ordinary shares or Series A Preferred Shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary assumes that an investor will hold our ordinary shares and Series A Preferred Shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares and Series A Preferred Shares under U.S. federal, state, local and other tax laws.

For U.S. federal income tax purposes and for purposes of the following discussion, a “U.S. Person” means (i) an individual citizen or resident of the United States, (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, or a partnership, or other entity treated as a partnership for U.S federal income tax purposes, in each case created or organized in the United States or under the laws of the United States or of any of its political subdivisions, (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source or (iv) a trust if either (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust or (b) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes. A “Non-U.S. Person” is a nonresident alien individual, or a corporation, estate or trust that is not a U.S. person.
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
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are Delaware corporations and ARMtech is a Texas corporation. Each will be subject to taxation in the United States at regular corporate rates. Dividends paid by Endurance U.S. Holdings Corp. to Endurance Bermuda will be subject to U.S. withholding tax at the rate of 30%.
United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares
Shareholders Who Are U.S. Persons
Dividends. Distributions with respect to ordinary shares and Series A Preferred Shares (including the payment of additional amounts, in the case of the Series A Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the “controlled foreign corporation,” “related person insurance income” and “passive foreign investment company” rules. These dividends should constitute “qualified dividend income” as defined in Section 1(h)(11)(B) of the Code and, thus, should be entitled to the maximum marginal preferential federal income tax rate of 15% applicable to “qualified dividends” received before January 1, 2011 by certain shareholders (such as individuals), provided that certain holding period requirements are satisfied and certain other conditions are met, and provided further that we are not considered a PFIC. This preferential tax rate is subject to increase for dividends paid after such date.
Distributions with respect to Endurance Holdings’ ordinary shares and Series A Preferred Shares will not be eligible for the dividends-received deduction allowed to U.S. corporations under the Code. The amount of any distribution that exceeds Endurance Holdings’current and accumulated earnings and profits first will be treated as a tax free return of capital; reducing a holder’s tax basis in the ordinary shares or Series A Preferred Shares with regard to which the distribution was made and any amount in excess of such tax basis will be treated as gain from the sale or exchange of such holder’s shares.
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
RPII Companies. The CFC rules also apply to certain insurance companies that earn “related person insurance income” (“RPII”). If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Series A Preferred shares of Endurance Holdings, directly or indirectly through foreign entities on the last day of the company’s taxable year would be required to include in its gross income for U.S. federal income tax purposes its pro rata share of Endurance U.K.’s or Endurance Bermuda’s RPII for the entire taxable year, regardless of whether such RPII is distributed. For purposes of the RPII rules, Endurance U.K. or Endurance Bermuda will be treated as a CFC if “RPII Shareholders” collectively own directly, indirectly through foreign entities or by application of the constructive ownership rules 25% or more of the stock of Endurance U.K. or Endurance Bermuda by vote or value. RPII is defined as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII Shareholder” of the foreign corporation or a “related person” to such RPII Shareholder. In general, and subject to certain limitations, “insurance income” is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company.
A “RPII Shareholder” is any U.S. Person who owns, directly or indirectly through foreign entities, any amount (rather than stock possessing 10% or more of the total combined voting power) of Endurance U.K.’s or Endurance Bermuda’s stock, and “related person” means someone who controls or is controlled by the RPII Shareholder or someone who is controlled by the same person or persons which control the RPII Shareholder. “Control” is measured by either more than 50% in value or more than 50% in voting power of stock, applying constructive ownership principles. A corporation’s pension plan is ordinarily not a “related person” with respect to the corporation unless the pension plan owns, directly or indirectly through the application of constructive ownership rules, more than 50%, measured by vote or value, of the stock of the corporation.
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
Tax-Exempt Shareholders. Tax-exempt entities will be required to treat certain subpart F insurance income, including RPII that is includible in income by the tax-exempt entity as unrelated business taxable income.
Dispositions of Ordinary Shares and Series A Preferred Shares. Subject to the discussion below relating to the redemption of Series A Preferred Shares or the potential application of Code Section 1248 or the “PFIC” rules, any gain or loss realized by a U.S. Person on the sale or other disposition of ordinary shares or Series A Preferred Shares will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the amount realized upon such sale or exchange and such person’s tax basis in the shares. If the holding period for these shares exceeds one year at the time of the disposition, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals (subject to increase in 2011 without any Congressional action) and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and generally will constitute “passive income” for foreign tax credit limitation purposes.
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
Code Section 1248 also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes and would be taxed as an insurance company if it were a domestic corporation, regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Gross Income Exception or the 20% Ownership Exception applies. Regulations do not specifically address whether or how Code Section 1248 would apply to dispositions of shares of stock in a foreign corporation that is not a CFC and does not directly engage in the insurance business, but has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that the application of Code Section 1248 under the RPII rules should not apply to the disposition of ordinary shares or Series A Preferred Shares because Endurance Holdings is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will not interpret the regulations in a contrary manner or that the U.S. Treasury Department will not amend the regulations to provide that these rules will apply to dispositions of our ordinary shares and Series A Preferred Shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of our shares.

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
If Endurance Holdings were characterized as a PFIC during a given year, U.S. Persons owning ordinary shares or Series A Preferred Shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an “excess distribution” with respect to, their shares, unless such shareholders made a “qualified electing fund election” or “mark-to-market” election. Moreover, Congress has introduced legislation that if enacted would impose an annual reporting requirement on PFIC shareholders. It is uncertain that Endurance Holdings would be able to provide its shareholders with the information necessary for a U.S. Person to make the elections and unclear what type of information would be required to be included in an annual report if the proposed legislation were adopted. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxed in equal portions at the highest applicable tax rate on ordinary income throughout the shareholder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period.
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
AVAILABLE INFORMATION
General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Investment, Nominating and Corporate Governance and Underwriting Committees of our Board of Directors, can be found on our website. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission (the “SEC”). Any of the above referenced documents can also be obtained in print, free of charge, by contacting the Secretary at Endurance Specialty Holdings Ltd., Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.

Item 1B.	Unresolved Staff Comments
The Company had no outstanding, unresolved comments from the SEC staff at December 31, 2009.

Item 2.	Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2009, please see Note 11 — “Commitments and Contingencies” of our Audited Consolidated Financial Statements.

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
Not Applicable.
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
Market Information
Our ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “ENH.” The following table sets forth, for the fiscal quarters and periods indicated, the high and low sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low

2009
First quarter	$32.74	$19.71
Second quarter	$29.73	$25.00
Third quarter	$36.47	$29.50
Fourth quarter	$38.44	$35.56

2008
First quarter	$42.29	$36.26
Second quarter	$38.85	$30.79
Third quarter	$36.00	$26.73
Fourth quarter	$31.53	$20.00
Number of Holders of Ordinary Shares
The approximate number of record holders of our ordinary shares as of February 24, 2010 was 133, not including beneficial owners of shares registered in nominee or street name.
Dividends
We paid a quarterly dividend of $0.25 per ordinary share in each of the four quarters of 2009 and 2008. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.
Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2009, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $610 million. During 2009, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends. Endurance U.K. is currently completing statutory income (loss) statements for the year ended December 31, 2009. The Company does not expect Endurance U.K. to have material dividend capacity in 2009. As of December 31, 2009, Endurance U.S. Reinsurance, Endurance American, and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2010 without prior regulatory approval. As of December 31, 2009, Endurance Risk Solutions and ARMtech (with notice to the Texas Department of Insurance) could pay $3.8 million and $2.6 million of dividends, respectively, without prior regulatory approval.

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
For a description of working capital restrictions and other limitations upon the payment of dividends, see “Item 1. Business — Regulatory Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” “Item 8. Financial Statements and Supplementary Data” and Note 17 to the Company’s Audited Consolidated Financial Statements.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs (1)(2)	Plans or Programs (1)(2)

October 1 — October 31, 2009	104,488	$36.35	104,488	3,665,892
November 1 — November 30, 2009(2)	927,465	$36.44	927,465	7,122,535	(3)
December 1 — December 31, 2009	708,900	$36.97	708,900	6,413,635	(3)

Total	1,740,853	$36.65	1,740,853	6,413,635

(1)	Ordinary shares or share equivalents.

(2)	On May 9, 2007, the Company increased the number of shares authorized under its February 28, 2007 share repurchase program. On February 26, 2009, the Company extended the share repurchase program until May 13, 2011. Under this program, the Company may repurchase up to a total of 18,000,000 of its ordinary shares and share equivalents.

(3)	At its meeting on November 4, 2009, the Board of Directors of the Company authorized the repurchase of up to a total of 8,000,000 ordinary shares and share equivalents through November 4, 2011, superceding all previous authorizations.
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of the Company’s ordinary shares, compared with such return for the (i) Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2004 to December 31, 2009. During this period, the cumulative total return on the Company’s ordinary shares was 26.5%, the cumulative total return for the S&P 500 Composite Stock Price Index was 2.1% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was -11.4%.

	12/04	12/05	12/06	12/07	12/08	12/09

Endurance Specialty Holdings Ltd.	100.00	107.84	113.42	132.82	100.29	126.50

S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

S&P Property & Casualty Insurance	100.00	115.11	129.93	111.79	78.91	88.65
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following table sets forth our selected consolidated financial information for the years ended and as of the dates indicated. As described in Note 1 to our Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, our Audited Consolidated Financial Statements include the accounts of Endurance Holdings, Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech.
We derived the following selected consolidated financial information for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.
You should read the following selected consolidated financial information along with the information contained in this Annual Report on Form 10-K, including ''Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31,	2009	2008	2007	2006	2005

Selected Income Statement Data:
Gross premiums written	$2,021,450	$2,246,420	$1,781,115	$1,789,642	$1,668,877
Net premiums written	1,606,050	1,784,290	1,574,975	1,585,564	1,619,349
Net premiums earned	1,633,192	1,766,485	1,594,800	1,638,574	1,723,694
Net investment income	284,200	130,176	281,276	257,449	180,451
Net realized gains (losses) on investment sales	6,303	24,769	(972)	(6,978)	(8,244)
Net impairment losses recognized in earnings	(20,251)	(82,135)	(17,330)	(13,364)	—
Net losses and loss expenses	866,640	1,135,431	749,081	827,630	1,650,943
Acquisition expenses	267,971	299,913	307,576	317,489	331,309
General and administrative expenses	237,154	216,365	217,269	190,373	146,419
Net income (loss)	536,104	98,624	521,107	498,126	(220,484)
Preferred dividends	15,500	15,500	15,500	15,500	2,720
Net income (loss) available (attributable) to common shareholders	520,604	83,124	505,607	482,626	(223,204)
Per Share Data:
Dividends declared and paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Basic earnings (loss) per common share	$9.14	$1.41	$7.76	$7.26	($3.60)
Diluted earnings (loss) per common share	$8.69	$1.31	$7.13	$6.73	($3.60)
Weighted average number of common shares outstanding:
Basic	55,929	57,756	64,697	66,436	62,029
Diluted	58,874	62,136	70,462	71,755	62,029

As of December 31,	2009	2008	2007	2006	2005

Selected Balance Sheet Data:
Cash and investments	$5,974,615	$5,358,087	$5,586,189	$5,515,044	$4,953,237
Total assets	7,666,694	7,272,470	7,271,153	6,925,554	6,348,407
Reserve for losses and loss expenses	3,157,026	3,235,456	2,892,224	2,701,686	2,603,590
Reserve for unearned premiums	832,561	885,488	855,085	843,202	803,629
Debt	447,664	447,468	448,753	447,172	447,092
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	8,000	8,000
Total shareholders’ equity	2,787,273	2,207,283	2,512,259	2,297,874	1,872,543
Per Share Data:
Book value per common share (a)	$47.74	$35.76	$38.94	$31.45	$25.18
Diluted book value per common share (b)	$44.61	$33.06	$35.05	$28.87	$23.17

Selected Ratios (based on U.S. GAAP income statement data): For the years ended December 31,	2009	2008	2007
Net loss ratio (c)	53.1%	64.3%	47.0%
Acquisition expense ratio (d)	16.4%	17.0%	19.3%
General and administrative expense ratio (e)	14.5%	12.2%	13.6%

Combined ratio (f)	84.0%	93.5%	79.9%

(a)	Book value per share is a non-GAAP measure based on total shareholders’ equity, less the $200 million redemption value of the Series A preferred stock, divided by basic common shares outstanding of 54,194,822 at December 31, 2009, 56,127,552 at December 31, 2008, 59,383,755 at December 31, 2007, 66,701,712 at December 31, 2006, and 66,412,937 at December 31, 2005. Common shares outstanding include 12,104 vested restricted share units for purposes of the December 31, 2009, 58,311 at December 31, 2008, 138,756 at December 31, 2007, 221,331 at December 31, 2006 and 274,036, at December 31, 2005 book value per share calculation.

(b)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity, less the $200 million redemption value of the Series A preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 57,996,331 at December 31, 2009, 60,718,312 at December 31, 2008, 65,978,030 at December 31, 2007, 72,654,109 at December 31, 2006, and 72,172,980 at December 31, 2005. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

(c)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(e)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(f)	The combined ratio is the sum of the loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings has seven wholly-owned operating subsidiaries:
•	Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), domiciled in Bermuda with branch offices in Zurich and Singapore;

•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;
•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;
•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;
•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;
•	Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”), domiciled in Delaware; and
•	American Agri-Business Insurance Company, managed by ARMtech Insurance Services, Inc. (collectively “ARMtech”), both domiciled in Texas.
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
In the Insurance segment, the Company writes agriculture, professional lines, casualty, property, healthcare liability and workers’ compensation insurance. In the Reinsurance segment, the Company writes catastrophe, casualty, property, aerospace and marine and surety and other specialty reinsurance.
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
The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short-term investments and preferred equity securities that are held as available for sale and other inestments that are accounted for under the equity method of accounting. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the available for sale investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporarily impaired due to credit related factors, such losses are included in earnings as a realized loss. For other investments, the Company increases or decreases the value of these investments for the Company’s share of income or loss, less dividends, which is included in net investment income.
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
Marketplace Conditions and Trends. In general, at the end of 2009, we believe operating conditions continued to be competitive. In certain catastrophe-exposed classes of property and some casualty business, we experienced a pricing environment that was flat to slightly up; however, for the remaining insurance and reinsurance lines of property and casualty business, we experienced downward pricing driven largely by relatively high levels of underwriting capacity and competition driven by several distressed or aggressive competitors. We continued to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.
In 2010, we believe the following three primary influences may affect the market for our insurance and reinsurance products — the continuation of the global recession, increased pricing competition in many of our markets, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including increasing unemployment, increased governmental regulation and continued uncertainty in global financial markets. The reduction in economic activity is likely to lead to decreased demand for insurance and reinsurance. This, combined with the substantial recovery of most of the industry’s surplus position in 2009 and the impact of new market entrants, is likely to result in a more competitive global insurance and reinsurance market in 2010. Potentially offsetting these factors is the current low interest rate environment that will likely encourage more underwriting discipline as there will be reduced investment earnings from underwriting cash flows. We believe these three factors have and will continue to contribute to changes in market conditions within both the reinsurance and insurance marketplaces.
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
Premiums. The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies are written on a losses occurring or claims made basis during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured basis adjusts. Accordingly, we monitor the underlying insured basis and record additional or return premiums in the period in which amounts are reasonably determinable. Insurance premiums written accounted for approximately 57%, 63%, and 42% of the Company’s gross premiums written during the years ended December 31, 2009, 2008, and 2007, respectively.
The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the terms of the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 21%, 19%, and 32% of the Company’s gross premiums written during the years ended December 31, 2009, 2008, and 2007, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 22%, 18%, and 26% of the Company’s gross premiums written during the years ended December 31, 2009, 2008, and 2007, respectively.
In addition to determining the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 23%, 23%, and 31% of the Company’s gross premiums written during the years ended December 31, 2009, 2008, and 2007, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to ceding company estimates, the Company also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:
•	the ceding company’s historical premium versus projected premium;
•	the ceding company’s history of providing accurate estimates;
•	anticipated changes in the marketplace and the ceding company’s competitive position therein;
•	reported premiums to date; and
•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.

Proportional reinsurance contracts accounted for approximately 20%, 14%, and 27% of the Company’s gross premiums written during the years ended December 31, 2009, 2008, and 2007, respectively.
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
The Company’s limited historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 10% variation in the Company’s proportional premiums receivable, net as of December 31, 2009, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $2.1 million on the Company’s net income.
The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheet as of December 31, 2009 and 2008:

				Surety and
			Aerospace	Other
Classes of Coverages	Casualty	Property	and Marine	Specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2009
Proportional premiums receivable, net	$46,100	$61,400	$28,900	$56,800	$193,200

As of December 31, 2008
Proportional premiums receivable, net	$44,600	$53,200	$43,100	$36,000	$176,900

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
Under U.S. GAAP, the Company is not permitted to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding companies or insureds as a result of the event, its estimate of the potential losses incurred, and its estimate of the portion of such loss the Company has insured or reinsured. As a result, only loss reserves applicable to losses incurred up to the financial statement date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial. See ''Reserve for Losses and Loss Expenses’’ below for further discussion.
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
Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. As the Company has accumulated its own loss reserve history, it has determined it is more appropriate to incorporate the Company’s actual loss experience. As of 2006, the Company determined that its own loss development history in relation to its short tail and other lines of business had reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of buinsess. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the short tail and other lines of business in its Reinsurance and Insurance segments for the year ended December 31, 2009. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves for its long tail and certain other lines of business in both its Insurance and Reinsurance segments.
Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2009 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:
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
The inherent uncertainty of estimating the Company’s loss and loss expense reserves for its Reinsurance segment increases principally due to:
(i)	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;
(ii)	the differing reserving practices among ceding companies;
(iii)	the diversity of loss development patterns among different types of reinsurance treaties or contracts, and
(iv)	the Company’s need to rely on its ceding companies for loss information.
In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2009, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2009, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.
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
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income investments. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed income investments at December 31, 2009 were as follows:

Pricing services	39.5%
Index providers	47.1%
Broker/dealers	13.4%
Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2009, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2009, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.
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
The Company’s available for sale investments are comprised of a variety of different securities, which are grouped based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities is generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government and agency securities, U.S. state, municipal and foreign government securities, government guaranteed and other corporate debt, U.S. agency and non-agency residential and commercial mortgage-backed securities, asset-backed securities, short-term investments and preferred equity securities generally incorporate significant Level 2 inputs using the market and income approach techniques. Level 3 includes any available for sale investments that use unobservable inputs, which will vary from period to period.

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
For the remaining fixed income investments in an unrealized loss position for which a decision to sell has not been made and it is more likely that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income investments is likely to be recovered include the following actions, among others, depending on the type of security being reviewed or tested:
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
To the extent the Company determines that the amortized cost of the Company’s fixed income investments is likely to be recovered and related to other factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income (loss) in the shareholders’ equity section of the Company’s balance sheet.
Prior to April 1, 2009, the Company assessed securities for declines in value that were considered to be other-than-temporary through the consideration of several factors including (i) the time period in which there has been a significant decline in value, (ii) the expected maturity of the investment, (iii) the significance of the decline, (iv) an analysis of the liquidity, business prospects and overall financial condition of the issuer, and (v) the Company’s intent and ability to hold the investment for a period of time sufficient for the value to recover. If the decline in fair value was determined to be other-than-temporary, the cost of the security was written down to fair value and the amount was included in net impairment losses recognized in earnings in the Consolidated Statements of Income and Comprehensive Income (Loss).
Other Investments. Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. Other investments consist largely of alternative and high yield loan funds that investment in senior secured bank debt and high yield securities, distressed debt, derivatives and equity long/short strategies The carrying value of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

Goodwill. The Company is required to make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $86.2 million as of December 31, 2009.
In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company’s stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2009.
Deferred Tax Assets. We provide for income taxes in accordance with the provisions of the relevant accounting guidance on, “Accounting for Income Taxes” and “Accounting for Uncertain Tax Positions”, for Endurance Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions, ARMtech and Endurance U.K., which are our subsidiaries operating in income tax paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.
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
Recent Accounting Pronouncements. See note 2(p), “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes accompanying our audited consolidated financial statements.

Results of Operations
Years Ended December 31, 2009, 2008 and 2007
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(U.S. dollars in thousands)

Revenues
Gross premiums written	$2,021,450	$2,246,420	$1,781,115
Ceded premiums written	(415,400)	(462,130)	(206,140)

Net premiums written	1,606,050	1,784,290	1,574,975

Net premiums earned	1,633,192	1,766,485	1,594,800
Net investment income	284,200	130,176	281,276
Net realized investment gains (losses) on investment sales	6,303	24,769	(972)
Net impairment losses recognized in earnings	(20,251)	(82,135)	(17,330)
Other underwriting income (loss)	3,914	(3,973)	1,602

Total revenues	$1,907,358	$1,835,322	$1,859,376

Expenses
Net losses and loss expenses	$866,640	$1,135,431	$749,081
Acquisition expenses	267,971	299,913	307,576
General and administrative expenses	237,154	216,365	217,269
Amortization of intangibles	10,463	10,675	5,286
Net foreign exchange (gains) losses	(29,740)	53,704	7,970
Interest expense	30,174	30,171	30,125
Income tax (benefit) expense	(11,408)	(9,561)	20,962

Total expenses	$1,371,254	$1,736,698	$1,338,269

Net income	$536,104	$98,624	$521,107

Ratios
Net loss ratio	53.1%	64.3%	47.0%
Acquisition expense ratio	16.4%	17.0%	19.3%
General and administrative expense ratio	14.5%	12.2%	13.6%

Combined ratio	84.0%	93.5%	79.9%

Premiums
Gross premiums written in 2009 were $2,021.5 million, a decrease of $225.0 million, or 10.0%, compared to 2008 and an increase of $240.3 million, or 13.5% compared to 2007. Net premiums written in 2009 were $1,606.1 million, a decrease of $178.2 million, or 10.0%, compared to 2008 and an increase of $31.1 million, or 2.0% compared to 2007. The change in net premiums written for 2009 compared to 2008 was driven primarily by the following factors:
•	Declines in net premiums written in the workers’ compensation and property lines of the Insurance segment as a result of the Company’s exit from the California workers’ compensation and U.K. property insurance markets in the first quarter of 2009, which combined contributed $254.5 million of net premiums written in 2008;
•	Declines in net premiums written in the agriculture line of the Insurance segment due to lower commodity prices, partially offset by an increase in the policy count;
•	Growth in net premiums written in the professional lines and casualty line of the Insurance segment resulting from expanded underwriting capabilities and increased market penetration; and
•	Growth in the casualty and property lines of the Reinsurance segment, primarily as a result of new business written and increased pricing on renewal contracts, partially offset by the absence of $21.4 million of reinstatement premiums in the catastrophe line which were recorded in the third quarter of 2008 as a result of Hurricanes Ike and Gustav.

The change in net premiums written for 2009 compared to 2007 was driven primarily by the following:
•	Increase in agriculture net premiums written in the Insurance segment as a result of a full year of premiums written by ARMtech, which was acquired in December 2007, partially offset by expected attrition in the Reinsurance Segment’s agriculture premiums;
•	Growth in net premiums written in the professional lines and casualty line of the Insurance segment resulting from expanded underwriting capabilities and increased market penetration;
•	Growth in the casualty line of the Reinsurance segment, primarily as a result of new business written; and
•	Declines in net premiums written in the workers’ compensation line of the Insurance segment as a result of the Company’s exit from the California workers’ compensation market in the first quarter of 2009, which contributed $237.8 million of net premiums written in 2007.
Ceded premiums written by the Company decreased in 2009 compared to 2008 because of decreased cessions to third party reinsurers associated with decreased gross premiums written, principally in the agriculture line of business of the Insurance segment. The majority of premiums ceded by the agriculture line of business were to the U.S. government through a federally sponsored crop reinsurance program. Ceded premiums written increased in 2009 compared to 2007 due to the full year impact of ARMtech on the agriculture line of the Insurance segment in 2009.
Net premiums earned decreased in 2009 compared to 2008 due to the decline in net premiums written by the Insurance segment. Net premiums earned increased in 2009 compared to 2007 consistent with increases in net premiums written in the agriculture line of the Insurance segment year over year. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(U.S. dollars in thousands)
United States	$1,637,649	$1,767,349	$1,260,146
Worldwide	243,105	276,144	299,255
Europe	75,985	140,067	148,174
Japan	27,926	17,839	18,110
Canada	13,741	15,359	13,890
Other	23,044	29,662	41,540

Total gross premiums written	$2,021,450	$2,246,420	$1,781,115

Net Investment Income
Net investment income increased in 2009 compared to 2008 and 2007 principally due to net mark to market gains on alternative investments and high yield loan funds, included in other investments, of $98.1 million as compared to a loss of $111.6 million in 2008 and a gain of $21.3 million in 2007. Cash and cash equivalents and investments (including pending investment settlements) have increased 11.5% from 2008 and 6.9% from 2007. The increase in cash and cash equivalents and investments during 2009 resulted from increases in market valuations of investments and positive net operating cash flows throughout 2009, partially offset by share repurchases. Investment expenses, including investment management fees, for 2009 were $11.4 million compared to $10.3 million in 2008, and compared to $9.5 million in 2007. The increase in investment expenses resulted from a larger investment portfolio year over year and from increased monitoring activity conducted throughout the year.

The annualized net earned yield, total return of the investment portfolio for the years ended December 31, 2009, 2008 and 2007 and market yield and portfolio duration as of December 31, 2009 and 2008 were as follows:

	2009	2008	2007
Annualized net earned yield(1)	4.97%	2.35%	5.06%
Total return on investment portfolio(2)	10.04%	-3.40%	6.57%
Market yield(3)	3.04%	5.14%	5.03%
Portfolio duration(4)	2.30	2.28	2.87

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers. Excludes other investments and operating cash.
During 2009, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 157 basis points range, with a high of 2.92% and a low of 1.35%. Investment grade corporate and agency structured security spreads narrowed approximately 414 and 59 basis points, respectively, during the year ended December 31, 2009. Trading activity in the Company’s portfolio included a reduction of agency and non-agency residential mortgages, commercial mortgages, cash equivalents, foreign government securities, and an increase in U.S. government guaranteed corporate securities and corporate securities from prior periods and was aimed at selectively adding yield while continuing to keep the portfolio short in duration and conservatively positioned. The duration of the fixed income investments held at December 31, 2009 was largely consistent with 2008.
Net Realized Gains (Losses) on Investment Sales
Our investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains or losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for the year ended December 31, 2009 were $2,587.5 million compared to $3,142.8 million for the year ended December 31, 2008. Net realized investment gains (losses) on investment sales for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$51,121	$48,511	$11,658
Gross realized losses on investment sales	(44,818)	(23,742)	(12,630)

Net realized gains (losses) on investment sales	$6,303	$24,769	$(972)

Net Impairment Losses Recognized in Earnings
During 2009, 2008 and 2007, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. During the second quarter of 2009, the Company adopted new accounting guidance related to identifying whether an investment is considered to be other than temporarily impaired, which is described in Note 2(d), “Summary of Significant Accounting Policies—Investments,” of the notes accompanying our audited consolidated financial statements. As a result, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at December 31, 2009. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analysis and reviews, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. Other-than-temporary impairment losses recognized in earnings for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(U.S. dollars in thousands)
Other-than-temporary impairment losses	$(50,993)	$(82,135)	$(17,330)
Portion of loss recognized in other comprehensive income (loss)	30,742	—	—

Net impairment losses recognized in earnings	$(20,251)	$(82,135)	$(17,330)

The $20.3 million of other-than-temporary impairment losses recognized by the Company in 2009 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period, along with certain credit related downgrades in corporate securities. For the years ended December 31, 2008 and 2007, the Company recorded $82.1 and $17.3 million of OTTI losses in earnings, respectively. These amounts included a portion related to credit losses and a portion related to non-credit factors. Non-credit related factors included market and sector related factors such as limited liquidity and credit spread widening.
As of December 31, 2009, the Company maintained an investment portfolio with an average credit rating of AA+. The Company’s investment portfolio consists of both mortgage-backed and asset-backed securities, which comprised 33.8% of total invested assets, including pending securities transactions, fixed maturity investments, short-term investments, preferred equity securities, cash and cash equivalents and other investments, at December 31, 2009. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At December 31, 2009, the Company’s portfolio held no sub-prime mortgage exposure and the Company’s Alt-A exposure represented 1.2% of the Company’s fixed income investments. Of the Company’s Alt-A exposure, 81.0% are fixed rate securities.
Net Foreign Exchange Gains (Losses)
During 2009, the Company revalued its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $29.7 million compared to losses of ($53.7) million for 2008 and losses of ($8.0) million for 2007. The current year net foreign exchange gains resulted from the strengthening of the U.K. pound sterling and weakening of the U.S. dollar compared to other currencies. The Company had offsetting net unrealized foreign exchange losses of $11.0 million (2008 — gains of $54.8 million, 2007 — gains of $10.8 million) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains (losses) on investments within accumulated other comprehensive income (loss).
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For 2009, the Company’s net loss ratio benefited from the absence of major catastrophes compared to 2008 which was adversely impacted by losses from Hurricanes Gustav and Ike and severe weather and worse than expected growing conditions and lower prices for major crops in the U.S., which adversely impacted the agriculture line of the Insurance segment for 2008. The Company recorded losses, net of reinstatement premiums, related to Hurricanes Gustav and Ike during 2008 of $148.0 million primarily in the Reinsurance segment. Losses from Hurricanes Gustav and Ike added 8.9 percentage points to the Company’s net loss ratio for 2008. The 2009 net loss ratio, however, included higher current accident year losses compared to 2008 and 2007 primarily in the Company’s recently exited workers’ compensation insurance line, reflecting the Company’s cautious view of current year loss reporting and deteriorating industry trends as a result of legal and regulatory changes and potential claim cost changes.
During 2009, 2008 and 2007, the Company’s previously estimated ultimate losses for prior accident years were reduced by $150.9 million, $156.5 million and $159.4 million, respectively, as the loss emergence related to prior accident years was lower than expected, resulting in the reserves held by the Company for those accident years being moderately redundant. The overall net reduction in the Company’s estimated losses for prior accident years experienced in 2009 emerged in the Company’s short tail, long tail and other lines of both the Insurance and Reinsurance segments.
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

Acquisition Expenses
The Company’s acquisition expense ratio decreased in 2009 as compared to 2008 and 2007 primarily due to shifts in the earned premium mix, notably within the Insurance segment, partially offset by higher profit commissions payable to ceding companies in the Reinsurance segment as a result of improved performance and favorable loss emergence.
General and Administrative Expenses
The Company’s general and administrative expense ratio for 2009 increased as compared to 2008 and 2007 primarily due to above target incentive compensation expenses across the Company in 2009, lower expense reimbursements in the agriculture line of the Insurance segment and from lower earned premiums. At December 31, 2009, the Company had a total of 759 employees as compared to 781 employees at December 31, 2008 and 709 employees at December 31, 2007.
Net Income
The Company produced net income of $536.1 million in 2009 compared to $98.6 million in 2008 and $521.1 million in 2007. The increase in net income for 2009 compared to 2008 was primarily due to a decline in losses and loss expenses as a result of the absence of significant catastrophe events during 2009. In addition, the Company experienced growth in net investment income during 2009 specifically driven by increases in the value of the Company’s alternative investments and high yield loan funds as well as the recognition of foreign exchange gains which were absent in 2008 and 2007.
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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(U.S. dollars in thousands)

Revenues
Gross premiums written	$1,152,150	$1,426,366	$741,556
Ceded premiums written	(411,840)	(445,768)	(189,586)

Net premiums written	740,310	980,598	551,970

Net premiums earned	823,703	920,389	502,082
Other underwriting income	3,533	—	—

	827,236	920,389	502,082

Expenses
Net losses and loss expenses	553,008	681,735	290,213
Acquisition expenses	84,724	103,783	72,044
General and administrative expenses	119,766	103,211	89,996

	757,498	888,729	452,253

Underwriting income	$69,738	$31,660	$49,829

Ratios
Net loss ratio	67.1, %	74.1%	57.8%
Acquisition expense ratio	10.3%	11.3%	14.4%
General and administrative expense ratio	14.6%	11.2%	17.9%

Combined ratio	92.0%	96.6%	90.1%

Premiums. Net premiums written in the Insurance segment decreased in 2009 by 24.5% compared to 2008 and increased 34.1% compared to 2007. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$572,096	$324,480	$690,318	$380,699	$42,242	$21,115
Professional Lines	193,799	167,091	142,253	119,427	85,440	75,032
Casualty	152,580	91,071	120,867	86,610	125,124	77,188
Property	124,621	68,011	159,408	98,012	134,161	47,905
Healthcare Liability	82,955	78,284	80,692	80,002	92,361	92,361
Workers’ Compensation	26,099	11,373	232,828	215,848	262,228	238,369

Total	$1,152,150	$740,310	$1,426,366	$980,598	$741,556	$551,970

The change in the Insurance business segment net premiums written in 2009 compared to 2008 was driven by the following factors:
•	A decline in workers’ compensation and property net premiums written as a result of the Company’s exit from the California workers’ compensation and U.K. property insurance markets in the first quarter of 2009. These lines contributed $254.5 million of net premiums written in 2008;
•	A reduction in the net premiums written in the agriculture line due to lower commodity prices; and
•	Growth in net premiums written in the professional lines and casualty line resulting from expanded underwriting capabilities and increased market penetration.

The change in the Insurance business segment net premiums written in 2009 compared to 2007 was driven by the full year impact of the Company’s acquisition of ARMtech, which was acquired in the fourth quarter of 2007. Partially offsetting this growth in 2009 compared to 2007, was the Company’s exit from the California workers’ compensation and U.K. property insurance markets in the first quarter of 2009 that contributed $273.0 million of net premiums written in 2007.
Ceded premiums written by the Company in the Insurance segment decreased in 2009 compared to 2008 because of decreased cessions to third party reinsurers associated with decreased gross premiums written, principally in the agriculture line of business. The majority of premiums ceded by the agriculture line of business were to the U.S. government through a federally sponsored crop reinsurance program. Net premiums earned by the Company in the Insurance segment in 2009 decreased compared to 2008 primarily due to declines in net premiums written during 2009. Net premiums earned by the Company in the Insurance segment in 2009 increased compared to 2007 due to the addition of ARMtech agriculture premiums written during 2009.
Net Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment in 2009 improved compared to 2008 primarily from improved loss experience in the agriculture line and increased prior year favorable loss reserve development. During 2008, the Company’s agriculture line was adversely impacted by significant declines in commodity prices for certain agricultural products and severe weather that led to worse than expected growing conditions for major crops in the U.S. The net loss ratio in the Company’s Insurance segment in 2009 was higher than the 2007 net loss ratio primarily due a shift in the mix of business toward the agriculture line of business which has generally higher loss ratios than the other insurance lines of business. The net loss ratio in the Company’s Insurance segment was adversely affected in 2009 due to higher current accident and prior year loss ratios in the recently exited California workers’ compensation line compared to 2008 and 2007 reflecting the Company’s cautious view of industry trends as a result of legal and regulatory changes and potential claim cost changes.
The net loss ratio also benefited from higher favorable prior year loss reserve development recorded for 2009 as compared to 2008 and 2007. Prior year loss reserves were reduced in 2009 by $92.1 million as compared to reductions of $71.0 million and $80.4 million for the years ended December 31, 2008 and 2007. Of the lines of business in the Company’s Insurance segment, the short tail property, long tail healthcare liability and other agriculture lines experienced net reductions in the Company’s estimated losses for prior accident years in 2009 as claims have not materialized as originally estimated by the Company.
Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment decreased in 2009 as compared to 2008 and 2007 due to the reduction in worker’s compensation earned premiums which had a higher commission expense structure than the remaining lines of the Insurance segment.
General and Administrative Expenses. The Company’s general and administrative expense ratio in the Insurance segment increased for 2009 compared to 2008 primarily due to reductions in third party commissions and expense reimbursements offsets, primarily in the agriculture line as well as higher incentive compensation expenses across the business compared to 2008. In addition, the Company continued to make strategic employee additions in its agriculture and other U.S. specialty insurance operations. The Company’s general and administrative expense ratio in the Insurance segment decreased for 2009 compared to 2007 from the increases in agriculture premiums written and earned for which general and administrative expenses were reduced by third party expense reimbursements.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(U.S. dollars in thousands)

Revenues
Gross premiums written	$869,300	$820,054	$1,039,559
Ceded premiums written	(3,560)	(16,362)	(16,554)

Net premiums written	865,740	803,692	1,023,005

Net premiums earned	809,489	846,096	1,092,718
Other underwriting income (loss)	381	(3,973)	1,602

	809,870	842,123	1,094,320

Expenses
Net losses and loss expenses	313,632	453,696	458,868
Acquisition expenses	183,247	196,130	235,532
General and administrative expenses	117,388	113,154	127,273

	614,267	762,980	821,673

Underwriting income	$195,603	$79,143	$272,647

Ratios
Net Loss ratio	38.8%	53.6%	42.0%
Acquisition expense ratio	22.6%	23.2%	21.6%
General and administrative expense ratio	14.5%	13.4%	11.6%

Combined ratio	75.9%	90.2%	75.2%

Premiums. Net premiums written in the Reinsurance segment increased in 2009 by 7.7% over 2008 and decreased 15.4% over 2007. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$303,404	$302,218	$315,262	$302,070	$345,187	$332,428
Casualty	255,142	254,897	161,583	162,617	187,472	186,825
Property	215,085	215,085	192,652	192,625	214,999	216,414
Aerospace and Marine	44,696	42,563	80,521	76,991	91,672	89,403
Surety and Other Specialty	50,973	50,977	70,036	69,389	200,229	197,935

Total	$869,300	$865,740	$820,054	$803,692	$1,039,559	$1,023,005

The change in the Reinsurance business segment net premiums written during 2009 compared to 2008 and 2007 was driven by the following factors:
•	Organic growth in the casualty line, mainly due to three large professional lines and small risk commercial casualty treaties that were newly written in the second and fourth quarters of 2009, offset in part by non-renewals of business not meeting our return requirements;
•	New business written, as well as increased pricing on renewal contracts, in the Company’s catastrophe and property lines, partially offset by the absence of catastrophe reinstatement premiums which were recorded in the third quarter of 2008 as a result of Hurricanes Ike and Gustav;

•	A decline in the marine portion of the aerospace and marine line of business from non-renewals, as this international book was reduced in the first quarter of 2009; and
•	A decline in the agriculture portion of the surety and other specialty line due to expected attrition stemming from the Company’s acqusition of ARMtech within the Insurance segment in the fourth quarter of 2007.

Ceded premiums written by the Company in the Reinsurance segment was lower in 2009 compared to 2008 and 2007. During 2008, the Company’s $235 million multi-year, collateralized catastrophe reinsurance protection purchased in 2006 expired.
Net premiums earned decreased in 2009 compared to 2008 and 2007 primarily due to a lag in recognizing earned premium on business written in more recent periods.
Net Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for 2009 decreased compared to 2008 and 2007 primarily as a result of the absence of significant catastrophe activity. In 2008, the Company recorded combined losses, net of reinstatement premiums, of approximately $148 million due to Hurricanes Gustav and Ike, which added 19.2 percentage points to the net loss ratio. In 2007, the net loss ratio was impacted by approximately $40 million of net losses or 3.5 net loss ratio points due to European Windstorm Kyrill.
The Company experienced lower favorable loss reserve development from prior years in its Reinsurance segment in 2009 compared to 2008 and 2007, with the majority of the current year favorable loss reserve development emanating from this segment’s short tail catastrophe, property and surety and other specialty lines of business. During 2009, 2008 and 2007, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $58.8 million, $85.5 million and $79.0 million, respectively. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment in 2009 was relatively consistent with 2008 and 2007.
General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in 2009 as compared to 2008 and 2007 increased as a result of higher incentive compensation expenses and an increase in allocated corporate and service company expenses against lower net premiums earned.
Significant Transaction
On December 7, 2007, Endurance Holdings’ U.S. based holding company acquired all outstanding stock of ARMtech and its affiliates. The base purchase price was $120 million, plus additional amounts as determined in accordance with the terms of the purchase agreement. The Company has paid additional amounts of $22.7 million in settlement of its obligations under the purchase agreement with ARMtech. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program. The Company recorded total goodwill and other intangible assets of $45.2 million and $96.7 million, respectively, related to certain licenses, internally developed software, non-compete agreements and customer relationships.
Liquidity and Capital Resources
Liquidity
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its common shares and Series A Preferred Shares. There are restrictions on the payment of dividends by Endurance Bermuda, Endurance U.K., Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions and ARMtech to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2009, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $610 million without prior regulatory approval based upon the Bermuda insurance and Companies Act regulations. In addition, the Endurance Holdings has loaned Endurance Bermuda $300.0 million which is callable on demand.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2009, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2009 without the prior approval of the applicable insurance regulator. At December 31, 2009, Endurance Risk Solutions and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.8 million and $2.6 million, respectively, without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements imposed no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2009, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets.The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, preferred equity securities, other investments, cash and cash equivalents and pending securities transactions, as of December 31, 2009 totaled $6.0 billion compared to aggregate invested assets of $5.4 billion as of December 31, 2008. The increase in invested assets since December 31, 2008 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset in part by losses and loss expenses paid, interest and dividends paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, interest and dividends paid, and the repurchase of the Company’s ordinary shares and realized losses in the investment portfolio.
As of December 31, 2009 and 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $158.5 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2009 and 2008, the Company had also pledged $664.0 million and $591.9 million of its cash and fixed maturity investments as required to meet collateral obligations for $605.3 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2009 and 2008, cash and fixed maturity investments with fair values of $361.6 million and $234.8 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $12.4 million and $14.2 million were on deposit with Canadian regulators, respectively.
Cash flows from operating activities on a consolidated basis are provided by premiums collected and investment income, offset by loss and loss expense payments and other general and administrative expenses. Consolidated cash provided by operating activities for the years ended December 31, 2009, 2008 and 2007 was $471.9 million, $479.4 million, and $480.5 million, respectively.
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
Commitments
At December 31, 2009, letters of credit totaling $605.3 million were outstanding, $200.0 million face value of 6.15% Senior Notes were outstanding and $250.0 million face value of 7% Senior Notes (the “7% Senior Notes”) were outstanding.
The Company’s contractual obligations as of December 31, 2009 are summarized as follows:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
	(U.S. dollars in thousands)

Reserve for losses and loss expenses	$3,157,026	$988,810	$993,788	$501,944	$672,484
6.15% Senior Notes due 2015, including interest	273,800	12,300	24,600	24,600	212,300
7% Senior Notes due 2034, including interest	687,500	17,500	35,000	35,000	600,000
Investment commitments(1)	1,743	1,743	—	—	—
Operating lease obligations(2)	66,669	10,558	22,931	15,841	17,339

Total	$4,186,738	$1,030,911	$1,076,319	$577,385	$1,502,123

(1)	The Company entered into investment agreements to invest additional amounts in other investments.

(2)	The Company leases office space and office equipment under various operating leases.
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
The Company had outstanding as of December 31, 2009 and 2008 $605.3 million and $635.5 million, respectively, of letters of credit under the 2007 Credit Facility. The Company did not have any revolving loans outstanding under the 2007 Credit Facility as of December 31, 2009. The Company was in compliance with all covenants contained in the 2007 Credit Facility as of December 31, 2009.
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
At December 31, 2009, the carrying value of the Senior Notes stood at $447.4 million while the fair value as determined by quoted market valuation was $439.1 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2009.
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
Off-Balance Sheet Arrangements
Shackleton Re Limited (“Shackleton”), the entity from which Endurance Bermuda purchased $235 million of collateralized catastrophe reinsurance in 2006, is a variable interest entity. The final component of the Company’s coverage under Shackleton expired as of July 31, 2008. The Company had a variable interest in Shackleton but was not the primary beneficiary of Shackleton and therefore was not required to consolidate Shackleton in its consolidated financial statements. Please see “Ceded Reinsurance” section below for further details related to this transaction.
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
Current Reserve for Losses and Loss Expenses
In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several quarters while long tail business would emerge over many years. The Company’s short tail lines of business in the Insurance segment includes property; long tail lines of business include casualty, healthcare liability, workers’ compensation and professional lines. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, marine, aerospace and surety while the long tail line of business is casualty related business. Within the Company’s Reinsurance segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as “other” in the table below.
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
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” beginning on page 90.

Losses and loss expenses for the year ended December 31, 2009 are summarized as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$34,670	$(26,485)	$8,185
Long tail	311,738	(51,349)	260,389
Other	298,678	(14,244)	284,434

Total Insurance	645,086	(92,078)	553,008

Reinsurance segment:
Short tail	212,809	(40,001)	172,808
Long tail	146,265	(1,806)	144,459
Other	13,369	(17,004)	(3,635)

Total Reinsurance	372,443	(58,811)	313,632

Totals	$1,017,529	$(150,889)	$866,640

Losses and loss expenses for the year ended December 31, 2009 include $150.9 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2009 year benefited the Company’s 2009 reported loss ratio by approximately 9.2 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in the Company’s short tail, long tail and other lines within both the Insurance and Reinsurance segments.
For the year ended December 31, 2009, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2009 for those reserve categories were within the range of possible results anticipated by the Company.
Short Tail Insurance. The prior year favorable loss development in the short tail insurance category was primarily as a result of lower than expected claims reported and favorable case reserve development in the Company’s property line of business. As a result, the Company reduced its estimated losses and loss expenses related to prior years in this reserve category during 2009.
Long Tail Insurance. The favorable loss emergence within the long tail insurance reserve category was primarily due to lower than expected claims activity and favorable case settlement within the healthcare liability line of business. During the latter part of the year the favorable loss emergence in healthcare liability was partially offset by adverse loss development in the recently exited workers’ compensation line of business resulting from the Company’s cautious view of industry trends and potential claim cost changes due to medical inflation. In addition, the Company also experienced adverse loss emergence related to credit crisis exposures within the professional lines of business.
Other Insurance. The Company recorded favorable loss emergence within this reserve category due to lower than anticipated claims settlements for the 2008 crop year in the agriculture line of business recorded in the earlier part of 2009.
Short Tail Reinsurance. The Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, surety and other specialty, and property lines of business and the aerospace portion of the aerospace and marine line of business. The favorable emergence was partially offset by unfavorable loss development within the marine portion of the aerospace and marine line of business.
Long Tail Reinsurance. The Company recorded a modest amount of favorable loss emergence within this reserve category during 2009. For the year the Company experienced favorable prior period development within the direct casualty and professional laibility lines of business due to lower than anticipated claim activity. This was offset to some degree by adverse development within the treaty casualty line of business, primarily due to higher than expected reported loss activity from prior years.
Other Reinsurance. Favorable loss emergence in the other reinsurance reserve category was due to lower than expected loss activity within the agriculture, personal accident, self-insured and special accounts lines of business. The agriculture line of business contributed a significant amount to the favorable development which resulted from lower than anticipated claim settlements for the 2008 crop year.

Losses and loss expenses for the year ended December 31, 2008 are summarized as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$54,460	$(12,077)	$42,383
Long tail	365,177	(54,101)	311,076
Other	333,096	(4,820)	328,276

Total Insurance	752,733	(70,998)	681,735

Reinsurance segment:
Short tail	395,828	(37,999)	357,829
Long tail	122,443	(14,515)	107,928
Other	20,967	(33,028)	(12,061)

Total Reinsurance	539,238	(85,542)	453,696

Totals	$1,291,971	$(156,540)	$1,135,431

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

Reserves for losses and loss expenses were comprised of the following at December 31, 2009:

			Reserve for
			losses and loss
	Case Reserves	IBNR Reserves	expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$30,371	$30,709	$61,080
Long tail	277,148	1,141,658	1,418,806
Other	182,838	17,266	200,104

Total Insurance	490,357	1,189,633	1,679,990

Reinsurance segment:
Short tail	338,161	266,219	604,380
Long tail	256,668	551,622	808,290
Other	7,759	56,607	64,366

Total Reinsurance	602,588	874,448	1,477,036

Totals	$1,092,945	$2,064,081	$3,157,026

Reserves for losses and loss expenses were comprised of the following at December 31, 2008:

			Reserve for
			losses and loss
	Case Reserves	IBNR Reserves	expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$59,346	$37,429	$96,775
Long tail	163,633	1,078,095	1,241,728
Other	250,278	70,076	320,354

Total Insurance	473,257	1,185,600	1,658,857

Reinsurance segment:
Short tail	459,412	275,618	735,030
Long tail	217,731	549,068	766,799
Other	6,535	68,235	74,770

Total Reinsurance	683,678	892,921	1,576,599

Totals	$1,156,935	$2,078,521	$3,235,456

Selected quarterly activity in the reserve for losses and loss expenses for the year ended December 31, 2009 is summarized as follows:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
	(U.S. dollars in thousands)
Incurred related to:
Current year	$259,454	$306,790	$246,084	$205,201	$1,017,529
Prior years	(39,318)	(35,974)	(34,401)	(41,196)	(150,889)

Total incurred	$220,136	$270,816	$211,683	$164,005	$866,640

Paid related to:
Current year	$(17,352)	$(43,816)	$(207,515)	$(168,281)	$(436,964)
Prior years	(59,657)	(141,754)	(119,407)	(92,614)	(413,432)

Total paid	$(77,009)	$(185,570)	$(326,922)	$(260,895)	$(850,396)

The following table represents the development of GAAP balance sheet reserve for losses and loss expenses, net of losses and loss expenses recoverable, for 2002 through December 31, 2009. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” represents the aggregate change to date from the original estimate.

The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. All amounts reflect the conversion from the original currency of the underlying business if not denominated in U.S. dollars. The data in the table has been restated using the rate of exchange to U.S. dollars as of December 31, 2009. Information presented herein may differ materially from that reported in the Company’s financial statements due to differences in foreign currency exchange rates.

Years ended Dec. 31,	2002	2003	2004	2005	2006	2007	2008	2009
	(U.S. dollars in thousands)

Gross reserve for losses and loss expenses	$200,840	$833,158	$1,549,661	$2,603,590	$2,701,686	$2,892,224	$3,235,456	$3,157,026
Less: Loss recoverable	—	(1,442)	(12,203)	(17,248)	(44,244)	(187,354)	(557,834)	(467,664)

Net reserve for losses and loss expenses	$200,840	$831,716	$1,537,458	$2,586,342	$2,657,442	$2,704,870	$2,677,622	$2,689,362
Net reserve estimated as of:
1 year later	164,923	695,036	1,374,996	2,528,603	2,498,055	2,548,330	2,526,733	—
2 years later	143,295	629,925	1,305,424	2,467,734	2,356,210	2,464,893	—	—
3 years later	153,179	607,614	1,256,798	2,371,899	2,277,847	—	—	—
4 years later	147,977	589,425	1,199,472	2,321,813	—	—	—	—
5 years later	140,225	568,421	1,152,412	—	—	—	—	—
6 years later	136,086	544,127	—	—	—	—	—	—
7 years later	124,048	—	—	—	—	—	—	—

Cumulative redundancy	76,792	287,589	385,046	264,529	379,595	239,977	150,889	—

Cumulative paid losses
1 year later	39,165	118,628	301,276	692,137	637,475	536,614	408,488	—
2 years later	55,939	183,093	453,656	1,124,411	937,543	838,313	—	—
3 years later	60,445	237,078	571,582	1,346,602	1,156,203	—	—	—
4 years later	76,202	280,835	647,948	1,494,267	—	—	—	—
5 years later	77,284	314,654	707,182	—	—	—	—	—
6 years later	85,540	340,385	—	—	—	—	—	—
7 years later	92,642	—	—	—	—	—	—	—
The following table reconciles cumulative paid losses — 1 year later per the table above to the cumulative paid losses — prior year reported in the Company’s audited financial statements.

Years ended Dec. 31,	2002	2003	2004	2005	2006	2007	2008
	(U.S. dollars in thousands)

Cumulative paid losses — 1 year later	$39,165	$118,628	$301,276	$692,137	$637,475	$536,614	$408,488
Cumulative paid losses due to foreign exchange	1,367	(375)	5,981	27,516	40,512	26,178	4,944

Cumulative paid losses excluding the impact of foreign exchange	$40,532	$118,253	$307,257	$719,653	$677,987	$562,792	$413,432
Potential Variability in Reserves for Losses and Loss Expenses
The Company’s estimated reserve for losses and loss expenses can change over time because of unexpected changes in the external business environment in which the Company operates or changes in internal Company operations. For a discussion of the factors which can contribute to uncertainty in the reserving process and volatility in the reserve for losses and loss expenses, see “Critical Accounting Estimates — Reserves for Losses and Loss Expenses” above.
Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2009. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen consistent with commonly accepted actuarial practice, due to the Company’s limited empirical data regarding loss and loss expense reserves variability. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the lines of business within each business segment are aggregated based on their potential expected length of loss emergence or tail.

Insurance
Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(9.7%)	(7.8%)	(5.8%)
Unchanged	(2.9%)	0.0%	2.5%
10% Slower	7.7%	11.6%	15.5%
Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(4.6%)	(2.2%)	0.2%
Unchanged	(2.5%)	0.0%	2.8%
10% Slower	(0.4%)	2.5%	5.4%
Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(27.7%)	0.0%	27.7%
Unchanged(1)	(27.7%)	0.0%	27.7%
10% Slower	(27.7%)	0.0%	27.7%
Reinsurance
Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.9%)	(5.3%)	(3.7%)
Unchanged	(2.2%)	0.0%	2.1%
10% Slower	5.4%	8.4%	11.4%
Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.2%)	(3.1%)	(0.1%)
Unchanged	(3.4%	0.0%	3.4%
10% Slower	(0.1%)	3.6%	7.4%
Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(7.0%)	(4.5%)	(1.9%)
Unchanged	(3.0%)	0.0%	3.0%
10% Slower	5.3%	9.2%	13.1%

(1)	The Other reserve category of the Insurance segment includes agricultural business written by the Company. Reporting pattern changes are not applicable to agricultural business as it is typically settled at an established time each year.

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
Ceded Reinsurance
Ceded premiums written were $415.4 million for the year ended December 31, 2009, $462.1 million for the year ended December 31, 2008 and $206.1 million for the year ended December 31, 2007. The decrease in ceded premiums written was due to decline in business written and ceded by our U.S. insurance operations, specifically related to the agriculture line, as a result of decreases in gross premiums written compared to 2008. The Company’s U.S. insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by this segment. Excess reinsurance coverage is often purchased in relation to the workers’ compensation line to protect against catastrophic events. ARMtech participates in a federally sponsored crop reinsurance program offered by the U.S. government.
At December 31, 2009 and 2008, the Company had reinsurance recoverables of $467.7 million and $557.8 million, respectively, related to its reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded related to the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. No allowance for uncollectible reinsurance was deemed necessary on the recoverable balances outstanding at December 31, 2009 and 2008.
Goodwill and Intangible Assets
Goodwill and other intangibles that arise from business combinations are accounted for by the Company in accordance with the applicable accounting guidance. The accounting literature requires that identifiable intangible assets are amortized in accordance with their useful lives and goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually.
As a part of our acquisition of Armtech in 2007, we recorded total goodwill of $45.2 and intangible assets of $96.7 million, which included licenses, customer relationships, internally developed software and non-compete agreements. The finite lived intangibles are being amortized over terms ranging from five to fifteen years.
In addition, during 2007, we acquired Endurance Risk Solutions, and recorded an indefinite lived intangible of $2.2 million related to state insurance licenses acquired.
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
During the fourth quarter of 2009, the Company performed its annual impairment testing of goodwill. The Company has two primary sources of goodwill — goodwill obtained from a renewal rights transaction completed in 2003 with HartRe and goodwill obtained from the Company’s acquisition of ARMtech in 2007. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe goodwill and the agriculture business line of the Insurance segment for ARMtech goodwill. The Company used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both reporting units noted. As a result of the impairment testing, no write-downs were deemed necessary at December 31, 2009 and 2008.

Deferred Tax Assets and Liabilities
The Company’s balance sheet at December 31, 2009 contains a net deferred tax asset in the amount of $17.3 million (2008 — $20.7 million deferred tax asset). The current year net deferred tax asset consists of gross deferred tax assets of $100.7 million, gross deferred tax liabilities of $73.8 million and a valuation allowance of $9.6 million. Of the Company’s gross deferred tax assets, $16.5 million (2008 — $23.0 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s U.K. subsidiary. The Company’s net operating losses may be carried forward indefinitely.
The Company has established a valuation allowance of $9.6 million (2008 — $15.7 million) against realized capital losses, including securities write downs, and certain operating loss carryforwards at December 31, 2009. Of the $9.6 million valuation allowance, $3.7 million was established against realized investment losses as the Company cannot reasonably predict the occurrence of future realized investment gains and $5.9 million was established against net operating loss carryforwards in the United Kingdom as the Company does not expect to generate enough operating income in the short-term to offset the full amount of the carryforwards. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been stated appropriately as at December 31, 2009. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company believes that it is principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk and equity risk.
Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of managed assets versus liabilities (including reserves for losses and loss expenses) is approximately 2.6 years. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2009, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed income investments of $5,623.3 million at December 31, 2009 would have been as follows:

	Interest Rate Shift in Basis Points
	-100	-50	0	50	100
	(U.S. dollars in millions)
December 31, 2009
Total market value	$5,748.3	$5,688.2	$5,623.3	$5,555.5	$5,487.1
Market value change from base	2.22%	1.15%	—	(1.21%)	(2.42%)
Change in unrealized value	$125.1	$64.9	—	($67.8)	($136.2)
Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss for this year period is expected to be less than or equal to 4.50% at December 31, 2009.

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
For the year ended December 31, 2009, 9.1% of the Company’s gross premiums, were written in currencies other than the U.S. dollar. The portion of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2009 were approximately 26%, 4% and 6%, respectively. As of December 31, 2009, the Company’s principal foreign currency exposures are denominated in Euros and British Sterling. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $113.6 million and $26.0 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $200.8 million and $146.5 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $17.2 million increase or decrease in the net assets held by the Company at December 31, 2009.
Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, preferred equity securities and other investments. The Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit our credit exposure by investing the fixed income investments primarily in investments rated A-/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 0.60% or less of its fixed income investments.
The following table summarizes the fair value composition of the fixed investment portfolio, which includes fixed maturity securities, short-term investments and preferred equity securities by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at December 31, 2009. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2009

		Due after	Due after
		one year	five years		Mortgage-
	Due within	through	through ten	Due after ten	backed	Asset-backed
Ratings	one year	five years	years	years	securities(1)	securities(1)	Total
	(U.S. dollars in thousands)
U.S.government and agencies securities	$28,454	$465,833	$214,494	$66,215	$—	$—	$774,996
AAA / Aaa	597,505	1,091,608	85,799	62,268	1,513,167	249,635	3,599,982
AA / Aa	34,980	71,718	27,514	4,865	44,991	—	184,068
A / A	23,317	136,818	87,667	16,963	23,783	17,980	306,528
BBB	125	511	5,118	624	22,026	9,853	38,257
Below BBB	—	21,561	27,434	2,312	137,940	—	189,247
Not rated	—	216	—	—	1,025	—	1,241

Total	$684,381	$1,788,265	$448,026	$153,247	$1,742,932	$277,468	$5,094,319

(1)	The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 2.36 and 1.28, respectively, as of December 31, 2009. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.
In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. The Company relies on reinsurance within its insurance businesses in order to manage risk accumulations. The Company continues not to rely heavily on retrocessional reinsurance, but strategically purchases this coverage across the entire portfolio to reduce our exposure to the risk of a severe catastrophe event or occurrence of multiple significant catastrophe events. When reinsurance or retrocessional reinsurance is purchased, we require our reinsurers to have high financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2009 was $467.7 million. At December 31, 2009, the Company had no allowance for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2009 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2009
(U.S. dollars in
thousands)

U.S. government sponsored program	$255,590
A+ and above	119,473
A	66,342
A- and below	25,450
Not rated	809

Total	$467,664

Equity Price Risk. Certain of the Company’s other investments, comprised of alternative and high yield loan funds, are exposed to equity price risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets may have a direct impact on the market valuation of these investments. The Company’s other investments at December 31, 2009 were $351.4 million which represents 5.9% of the Company’s invested assets including cash and cash equivalents, fixed maturity securities, short-term investments, preferred equity securities, other investments and net pending securities transactions. Of other investments, alternative investments represented $251.8 million or approximately 71.7% and high yield fixed maturity investments represented $99.6 million or approximately 28.3%. The Company estimates that its alternative investments have a combined historical beta versus the S&P 500 Index of approximately 0.44 at December 31, 2009, calculated using a time series of monthly returns over a five year period. Beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the historical beta for the Company’s other investments, a 10% movement in the S&P 500 Index would result in an approximately 4.4% (or approximately $15.5 million) increase or decrease in the market value of the Company’s alternative funds which are included in other investments at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance Specialty Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As described in Note 2, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments-Debt and Equity Securities.)
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 26, 2010

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands of United States dollars, except share amounts)

	2009	2008
ASSETS
Investments
Fixed maturity investments available for sale, at fair value (amortized cost: $4,535,121 and $4,047,368 at December 31, 2009 and 2008, respectively)	$4,548,618	$3,875,137
Short-term investments, available for sale at fair value (amortized cost: $534,736 and $111,322 at December 31, 2009 and 2008)	534,678	111,333
Preferred equity securities, available for sale at fair value (cost: $6,182 and $26,003 at December 31, 2009 and 2008)	11,023	25,360
Other investments	351,352	284,263

Total investments	5,445,671	4,296,093
Cash and cash equivalents	528,944	1,061,994
Premiums receivable, net	565,348	609,387
Deferred acquisition costs	146,979	160,870
Securities lending collateral	66,913	112,940
Prepaid reinsurance premiums	120,941	149,591
Losses recoverable	467,664	557,834
Accrued investment income	30,367	30,872
Goodwill and intangible assets	191,450	200,791
Deferred tax asset	17,252	20,691
Other assets	85,165	71,407

Total assets	$7,666,694	$7,272,470

LIABILITIES
Reserve for losses and loss expenses	$3,157,026	$3,235,456
Reserve for unearned premiums	832,561	885,488
Deposit liabilities	42,638	58,622
Reinsurance balances payable	220,435	233,561
Securities lending payable	66,968	115,603
Debt	447,664	447,468
Other liabilities	112,119	88,989

Total liabilities	4,879,411	5,065,187

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2008 — 8,000,000); aggregate liquidation preference $200,000 (2008 — $200,000)	8,000	8,000
Common shares
Ordinary — 55,115,702 issued and outstanding (2008 — 57,203,454)	55,116	57,203
Additional paid-in capital	929,577	1,029,363
Accumulated other comprehensive income (loss)	52,148	(132,665)
Retained earnings	1,742,442	1,245,382

Total shareholders’ equity	2,787,283	2,207,283

Total liabilities and shareholders’ equity	$7,666,694	$7,272,470

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars, except share and per share amounts)

	2009	2008	2007
Revenues
Gross premiums written	$2,021,450	$2,246,420	$1,781,115
Ceded premiums written	(415,400)	(462,130)	(206,140)

Net premiums written	$1,606,050	$1,784,290	$1,574,975
Change in unearned premiums	27,142	(17,805)	19,825

Net premiums earned	1,633,192	1,766,485	1,594,800
Net investment income	284,200	130,176	281,276
Net realized gains (losses) on investment sales	6,303	24,769	(972)

Total other-than-temporary impairment losses	(50,993)	(82,135)	(17,330)
Portion of loss recognized in other comprehensive income (loss)	30,742	—	—

Net impairment losses recognized in earnings	(20,251)	(82,135)	(17,330)
Other underwritingincome (loss)	3,914	(3,973)	1,602

Total revenues	1,907,358	1,835,322	1,859,376

Expenses
Net losses and loss expenses	866,640	1,135,431	749,081
Acquisition expenses	267,971	299,913	307,576
General and administrative expenses	237,154	216,365	217,269
Amortization of intangibles	10,463	10,675	5,286
Net foreign exchange (gains) losses	(29,740)	53,704	7,970
Interest expense	30,174	30,171	30,125

Total expenses	1,382,662	1,746,259	1,317,307

Income before income taxes	524,696	89,063	542,069
Income tax benefit (expense)	11,408	9,561	(20,962)

Net income	536,104	98,624	521,107
Preferred dividends	(15,500)	(15,500)	(15,500)

Net income available to common and participating common shareholders	$520,604	$83,124	$505,607

Other comprehensive income (loss)
Net income	$536,104	$98,624	$521,107
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes in 2009 — ($10,564); 2008 — ($12,252); and 2007 — ($10,014)	221,823	(218,816)	49,257
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss) (net of applicable deferred income taxes in 2009 — $1,198; 2008 — Nil; 2007 — Nil)	(29,545)	—	—
Reclassification adjustment for net realized losses and net impairment losses included in net income	13,948	57,366	18,302
Foreign currency translation adjustments	11,746	(29,030)	4,541
Reclassification adjustment for net loss on derivatives designated as cash flow hedge included in net income	88	90	90

Other comprehensive income (loss)	218,060	(190,390)	72,190

Comprehensive income (loss)	$754,164	$(91,766)	$593,297

Per share data
Basic earnings per common share	$9.14	$1.41	$7.76

Diluted earnings per common share	$8.69	$1.31	$7.13

Dividend per common share	$1.00	$1.00	$1.00

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)

	2009	2008	2007
Preferred shares
Balance, beginning and end of year	$8,000	$8,000	$8,000

Common shares
Balance, beginning of year	57,203	60,364	66,480
Issuance of common shares	680	622	1,900
Repurchase of common shares	(2,767)	(3,783)	(8,016)

Balance, end of year	55,116	57,203	60,364

Additional paid-in capital
Balance, beginning of year	1,029,363	1,165,300	1,458,063
Issuance of common shares	4,730	1,113	8,284
Issuance of restricted share units in lieu of dividends	(12)	(92)	180
Public offering and registration costs	(81)	(141)	(4,600)
Repurchase of common shares	(113,624)	(149,147)	(304,020)
Settlement of equity awards	(4,010)	(5,065)	(3,444)
Stock-based compensation expense	13,211	17,395	10,837

Balance, end of year	929,577	1,029,363	1,165,300

Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of year	4,363	33,393	28,852
Foreign currency translation adjustments	11,746	(29,030)	4,541

Balance, end of year	16,109	4,363	33,393

Unrealized holding gains (losses) on investments:
Balance, beginning of year	(134,732)	26,718	(40,841)
Cumulative effect of a change in accounting principle	(33,247)	—	—
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	235,771	(161,450)	67,559
Other-than-temporary impairment losses during the period	(29,545)	—	—

Balance, end of year	38,247	(134,732)	26,718

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(2,296)	(2,386)	(2,476)
Net change from current period hedging transactions, net of reclassification adjustment	88	90	90

Balance, end of year	(2,208)	(2,296)	(2,386)

Total accumulated other comprehensive income (loss)	52,148	(132,665)	57,725

Retained earnings
Balance, beginning of year	1,245,382	1,220,870	779,796
Cumulative effect of a change in accounting principle, net of deferred tax	33,247	—	—
Net income	536,104	98,624	521,107
Issuance of restricted share units in lieu of dividends	12	92	(180)
Dividends on preferred shares	(15,500)	(15,500)	(15,500)
Dividends on common shares	(56,803)	(58,704)	(64,353)

Balance, end of year	1,742,442	1,245,382	1,220,870

Total shareholders’ equity	$2,787,283	$2,207,283	$2,512,259

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)

	2009	2008	2007
Cash flows provided by operating activities:
Net income	$536,104	$98,624	$521,107
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net (discount) premium on investments	340	(306)	3,731
Amortization of other intangibles and depreciation	21,548	22,594	17,045
Net realized losses (gains) on investment sales	(6,303)	(24,769)	972
Net impairment losses recognized in earnings	20,251	82,135	17,330
Deferred taxes	(6,555)	(35,439)	8,727
Stock-based compensation expense	13,211	17,395	10,837
Equity in (earnings) losses of unconsolidated ventures	(98,106)	111,570	(21,286)
Premiums receivable, net	44,039	114,445	32,828
Deferred acquisition costs	13,891	8,098	(6,263)
Prepaid reinsurance premiums	28,650	(26,997)	16,197
Losses recoverable	90,170	(370,480)	(7,632)
Accrued investment income	505	7,671	2,214
Other assets	(17,708)	(9,371)	(7,105)
Reserve for losses and loss expenses	(78,430)	343,232	48,122
Reserve for unearned premiums	(52,927)	30,403	(33,386)
Deposit liabilities	(15,984)	(50,321)	(52,081)
Reinsurance balances payable	(13,126)	71,159	(62,909)
Other liabilities	(7,665)	89,795	(7,932)

Net cash provided by operating activities	471,905	479,438	480,516

Cash flows (used in) provided by investing activities:
Proceeds from sales of fixed maturity investments	2,156,358	3,109,607	3,112,796
Proceeds from sales of short-term investments	413,077	33,240	—
Proceeds from sales of preferred equity investments	18,047	—	—
Proceeds from maturities and calls on fixed maturity investments	578,740	753,055	676,498
Proceeds from maturities and calls on short-term investments	209,693	132,446	—
Proceeds from redemptions of other investments	31,016	15,345	5,126
Purchases of fixed maturity investments	(3,177,967)	(3,430,195)	(3,652,611)
Purchases of short-term investments	(1,046,248)	(264,320)	(12,646)
Purchase of other investments	—	(53,050)	(88,900)
Purchases of fixed assets	(9,781)	(10,275)	(17,734)
Change in securities lending collateral received	46,027	60,101	53,721
Net cash paid in acquisitions	(1,123)	(24,545)	(109,813)

Net cash (used in) provided by investing activities	(782,161)	321,409	(33,563)

Cash flows used in financing activities:
Issuance of common shares	5,246	1,588	10,072
Repurchase of common shares	(112,480)	(155,463)	(309,503)
Change in securities lending collateral	(48,635)	(57,438)	(53,721)
Settlement of equity awards	(4,011)	(5,065)	(3,444)
Offering and registration costs paid	(1,500)	(1,504)	(715)
Proceeds from bank debt	601	784	—
Bank debt repaid	(501)	(2,159)	—
Dividends on preferred shares	(15,500)	(15,500)	(15,500)
Dividends on common shares	(57,074)	(58,708)	(64,073)

Net cash used in financing activities	(233,854)	(293,465)	(436,884)

Effect of exchange rate changes on cash and cash equivalents	11,060	(13,213)	9,984

Net (decrease) increase in cash and cash equivalents	(533,050)	494,169	20,053
Cash and cash equivalents, beginning of year	1,061,994	567,825	547,772

Cash and cash equivalents, end of year	$528,944	$1,061,994	$567,825

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
Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries: Endurance Bermuda, domiciled in Bermuda including branches in Zurich and Singapore; Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in London, England; Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware; American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together, “ARMtech”); Endurance American Insurance Company (“Endurance American”), domiciled in Delaware; Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware and Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”) (formerly American Merchants Casualty Company), domiciled in Delaware.
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

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the terms of the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24-month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period.

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

(c)	Reinsurance

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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(d)	Investments

The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, short-term investments and preferred equity securities, as “available for sale” and accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income (loss). The Company determines the fair value of its fixed income investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
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

The Company’s available for sale investments are comprised of a variety of different securities, which are grouped based on the valuation technique and inputs used in their valuation. The valuation of current issue U.S. government securities is generally based on Level 1 inputs, which use the market approach valuation technique. The valuation of the Company’s other available for sale investments, including non-current U.S. government and agency securities, U.S. state, municipal and foreign government securities, government guaranteed and other corporate debt, U.S. agency and non-agency residential and commercial mortgage-backed securities, asset-backed securities, short-term investments and preferred equity securities, generally incorporate significant Level 2 inputs using the market and income approach techniques. Level 3 includes any available for sale investments that use unobservable inputs, which will vary from period to period.

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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(d)	Investments, cont’d.

Following a determination of fair value, the Company reviews its fixed income investments to determine whether any declines in the fair value below the amortized cost basis of its fixed income investments are other-than-temporary. Since April 1, 2009, if the Company determines that a decision to sell the security has been made or that it is not more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other than temporary impairment (“OTTI”) loss.

For the remaining fixed income investments in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the security, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income investments is likely to be recovered include the following actions, among others, depending on the type of security being reviewed or tested:
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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(d)	Investments, cont’d.
To the extent the Company determines that the amortized cost of the Company’s fixed income investments is likely to be recovered and the decline in value is related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income (loss) in the shareholders’ equity section of the Company’s balance sheet.
Prior to April 1, 2009, the Company assessed securities for declines in value that were considered to be other-than-temporary through the consideration of several factors including (i) the time period in which there has been a significant decline in value, (ii) the expected maturity of the investment, (iii) the significance of the decline, (iv) an analysis of the liquidity, business prospects and overall financial condition of the issuer, and (v) the Company’s intent and ability to hold the investment for a period of time sufficient for the value to recover. If the decline in fair value was determined to be other-than-temporary, the cost of the security was written down to fair value and the amount was included in net impairment losses recognized in earnings in the Consolidated Statements of Income and Comprehensive Income (Loss).
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
The Company participates in a securities lending program whereby fixed income investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The Company retains all economic interest in the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit is required at a rate of 102% — 105% of the market value of the loaned securities and is monitored and maintained by the lending agent. The securities lending collateral, excluding letters of credit, is reported as a separate line item with a corresponding liability related to the Company’s obligation to return the collateral.
(e)	Cash equivalents

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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(f)	Intangible assets

Identifiable intangible assets are amortized in accordance with their useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or more often if impairment indicators arise.

(g)	Offering and registration costs

Offering and registration costs incurred in connection with equity offerings, including investment banking fees and legal fees, are deducted from the proceeds of the offerings.

(h)	Foreign exchange

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

(i)	Derivatives

The accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company’s investment managers currently utilize foreign currency forward contracts to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. These contracts do not qualify, and are not designated, as hedges and the realized and unrealized gains (losses) are recognized in net realized gains (losses) on investment sales in the Consolidated Statements of Income and Comprehensive Income (Loss).

(j)	Income taxes

The Company accounts for income taxes for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The accounting guidance allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax benefit (expense) in the Consolidated Statements of Income and Comprehensive Income (Loss).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(k)	Stock compensation and other stock plans

The Company has a stock-based employee and non-employee Director incentive plan (“2007 Equity Incentive Plan”) and other stock plans which are described more fully in Note 15. The fair value of the compensation cost incurred under these plans is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards under the 2007 Equity Incentive Plan vest over periods of up to four years.

(l)	Earnings per share

Earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings’ ordinary shares (also referred to as “common shares”) and participating common shares according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted shares, which receive cash dividends, are considered participating common shares. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. The remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

(m)	Use of estimates

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

(n)	Variable interest entity

A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. As such, a variable interest entity requires consolidation by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company’s previous relationship with the variable interest entity, described in more detail in Note 6, did not meet the requirements for consolidation as established under the accounting guidance nor did the Company have any exposure to or risk of loss from its involvement with the variable interest entity.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(o)	Reclassifications

Certain comparative information has been reclassified to conform to current year presentation.

(p)	Recent accounting pronouncements

The following are recently released accounting pronouncements that impact the Company’s financial statements.

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

In April 2008, the FASB issued new accounting guidance amending the factors considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2009, which had no impact on its results of operations and financial condition.

In June 2008, the FASB issued new guidance related to the calculation of earnings per share clarifying which securities are to be considered participating securities prior to vesting and as such included in the calculation of earnings per share under the two-class method. The new guidance was effective for the Company as of January 1, 2009 and required retrospective adjustment of all prior period earnings per share data presented. The Company adopted this guidance for all periods beginning January 1, 2009, which resulted in a change to the Company’s calculation of earnings per share, which were previously calculated based on the treasury stock method and are now calculated using the two-class method. Amounts for the years ended December 31, 2008 and 2007 have been restated to reflect this change. See “Earnings per Share” in Note 13.

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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(p)	Recent accounting pronouncements, cont’d.

In April 2009, the FASB released the following investment related guidance relating to:
•	required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements;

•	recognition and presentation of OTTI, which amended OTTI guidance for debt securities to clarify the guidance and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The Company now evaluates each debt security whose fair value is below its amortized cost and determines if the Company intends to sell the security or will more than likely be required to sell the security before the recovery of its cost basis. If no decision to sell has been made and it is not likely that the Company will be required to sell the debt security, the Company evaluates whether it expects to recover the amortized cost of the security. If the Company does not expect to recover the amortized cost, the Company deems the security to be other-than-temporarily impaired and must separate the total OTTI into: (i) credit related OTTI; and (ii) OTTI due to non-credit related factors. The credit related OTTI losses are recognized in earnings and non-credit related OTTI losses are included in accumulated other comprehensive income. Prior to April 1, 2009, in analyzing whether a security was other-than-temporarily impaired, the Company determined whether it had the intent and ability to hold each security for a sufficient period of time for the value to recover;

•	the use of alternative valuation methods for determining the fair value of financial instruments when (i) the volume and level of trading activity for the instrument significantly decreased from prior periods and (ii) transactions in the instrument are “not orderly.”
The April 2009 updates were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance during the second quarter of 2009. OTTI disclosures and their impact on the Company’s financial condition and results of operations are described in Note 3.

In June 2009, the FASB issued accounting guidance that established the Accounting Standards Codification as the official single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. There was no impact on the Company’s financial condition or results of operations due to its implementation.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments
Composition of Net Investment Income and of Invested Assets

The components of net investment income for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Available for sale investments	$195,295	$245,208	$258,312
Other investments	98,106	(111,570)	21,286
Cash and cash equivalents	2,214	6,789	11,145

	$295,615	$140,427	$290,743
Investment expenses	(11,415)	(10,251)	(9,467)

Net investment income	$284,200	$130,176	$281,276

The following tables summarize the composition of the available for sale portfolio by investment ratings assigned by rating agencies at December 31, 2009 and 2008. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	December 31, 2009		December 31, 2008
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$774,996	15.2%	$657,748	16.4%
AAA / Aaa	3,599,982	70.7%	2,787,924	69.5%
AA / Aa	184,068	3.6%	163,718	4.1%
A / A	306,528	6.0%	327,829	8.2%
BBB	38,257	0.8%	29,902	0.7%
Below BBB	189,247	3.7%	43,776	1.1%
Not rated	1,241	0.0%	933	0.0%

Total	$5,094,319	100.0%	$4,011,830	100.0%

Contractual maturities of available for sale securities are shown below as of December 31, 2009 and 2008. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$683,505	$684,381	$216,788	$217,393
Due after one year through five years	1,762,035	1,788,265	890,635	916,957
Due after five years through ten years	448,728	448,026	365,577	375,824
Due after ten years	143,634	153,247	150,200	157,690
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	923,422	1,112,125	1,145,673
Non-agency mortgage-backed securities	292,359	256,748	482,185	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	32,851	33,156	33,325
Non-agency mortgage-backed securities	543,406	529,911	662,687	540,615
Asset-backed securities	274,565	277,468	271,340	248,175

Total	$5,076,039	$5,094,319	$4,184,693	$4,011,830

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

At December 31, 2009 and 2008, the Company held $35.7 million and $30.3 million of insurance enhanced bonds (corporate, asset-backed and municipal securities), respectively, representing 0.7% and 0.8% of the available for sale securities, respectively. At December 31, 2009, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Baa” from Moody’s and “A” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Caa” by Moody’s and “CC” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds at December 31, 2009 include Financial Guarantee Insurance Company ($14.7 million), Ambac Financial Group, Inc. ($10.7 million), Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.) ($6.6 million), National Public Finance Guarantee Corp. (formely MBIA Insurance Corporation) ($3.4 million), and Syncora Holdings Ltd. ($0.3 million).

In addition to the Company’s fixed income investments, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under other investments. At December 31, 2009 and 2008, the Company had invested, net of capital returned, a total of $295.5 million and $326.5 million, respectively, in the Funds. At December 31, 2009 and 2008, the carrying value of the Funds was $351.4 million and $284.3 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Note 11).
Net Realized Gains (Losses) on Investment Sales
Realized gains and losses on investment sales are recognized in earnings using the first in and first out method. The analysis of net realized gains (losses) on investment sales for the years ended December 31, 2009, 2008 and 2007, respectively, is as follows:

	2009	2008	2007
Gross realized gains on investment sales	$51,121	$48,511	$11,658
Gross realized losses on investment sales	(44,818)	(23,742)	(12,630)

Net realized gains (losses) on investment sales	$6,303	$24,769	$(972)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
Unrealized Gains and Losses and Other-than-temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses and OTTI on the Company’s securities classified as available for sale at December 31, 2009 and 2008 are as follows:

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
December 31, 2009	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$773,454	$12,113	$(10,571)	$774,996	$—
U.S. state and municipal securities	83,947	5,697	—	89,644	—
Foreign government securities	142,134	4,179	(42)	146,271	—
Government guaranteed corporate securities	909,341	4,901	(673)	913,569	—
Corporate securities	588,108	18,384	(2,754)	603,738	—
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	29,133	(1,890)	923,422	—
Non-agency mortgage-backed securities	292,359	2,019	(37,630)	256,748	(41,811)
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	1,223	—	32,851	—
Non-agency mortgage-backed securities(1)	543,406	7,194	(20,689)	529,911	(109)
Asset-backed securities	274,565	5,866	(2,963)	277,468	—

Total fixed maturity investments	$4,535,121	$90,709	$(77,212)	$4,548,618	$(41,920)
Short-term investments	534,736	7	(65)	534,678	—
Preferred equity securities	6,182	4,841	—	11,023	—

Total	$5,076,039	$95,557	$(77,277)	$5,094,319	$(41,920)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $6.7 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income (loss). It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2009, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income (loss) was $22.0 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
U.S. government and agencies securities	$614,000	$43,772	$(24)	$657,748
U.S. state and municipal securities	103,600	4,647	(21)	108,226
Foreign government securities	171,339	9,600	—	180,939
Government guaranteed corporate securities	78,423	1,841	(25)	80,239
Corporate securities	518,513	5,920	(20,414)	504,019
Residential mortgage-backed securities
Agency mortgage-backed securities	1,112,125	34,928	(1,380)	1,145,673
Non-agency mortgage-backed securities	482,185	31	(106,038)	376,178
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,156	209	(40)	33,325
Non-agency mortgage-backed securities(1)	662,687	202	(122,274)	540,615
Asset-backed securities	271,340	11	(23,176)	248,175

Total fixed maturity investments	$4,047,368	$101,161	$(273,392)	$3,875,137
Short-term investments	111,322	11	—	111,333
Preferred equity securities	26,003	—	(643)	25,360

Total	$4,184,693	$101,172	$(274,035)	$4,011,830

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $2.5 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2009 and 2008, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(10,571)	$311,829	$—	$—	$(10,571)	$311,829
U.S. state and municipal securities	—	—	—	—	—	—
Foreign government securities	(42)	22,939	—	—	(42)	22,939
Government guaranteed corporate securities	(673)	244,473	—	—	(673)	244,473
Corporate securities	(1,948)	200,145	(806)	18,649	(2,754)	218,794
Residential mortgage-backed securities
Agency mortgage-backed securities	(1,871)	177,585	(19)	4,162	(1,890)	181,747
Non-agency mortgage-backed securities	(6,928)	57,310	(30,702)	181,356	(37,630)	238,666
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(2,069)	69,136	(18,620)	204,273	(20,689)	273,409
Asset-backed securities	(522)	34,481	(2,441)	28,282	(2,963)	62,763

Total fixed maturity investments	$(24,624)	$1,117,898	$(52,588)	$436,722	$(77,212)	$1,554,620
Short-term investments	(65)	14,770	—	—	(65)	14,770
Preferred equity securities	—	—	—	—	—	—

Total	$(24,689)	$1,132,668	$(52,588)	$436,722	$(77,277)	$1,569,390

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income (loss) at December 31, 2009.
As of December 31, 2009, 410 available for sale securities were in an unrealized loss position. Of those, 210 securities had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value	Losses	Value
U.S. government and agencies securities	$(24)	$2,256	$—	$—	$(24)	$2,256
U.S. state and municipal securities	(21)	7,574	—	—	(21)	7,574
Foreign government securities	—	—	—	—	—	—
Government guaranteed corporate securities	(25)	29,975	—	—	(25)	29,975
Corporate securities	(16,538)	238,569	(3,876)	27,438	(20,414)	266,007
Residential mortgage-backed securities
Agency mortgage-backed securities	(566)	52,878	(814)	35,867	(1,380)	88,745
Non-agency mortgage-backed securities	(92,669)	296,906	(13,369)	41,648	(106,038)	338,554
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	(40)	2,486	(40)	2,486
Non-agency mortgage-backed securities	(84,829)	399,243	(37,445)	130,818	(122,274)	530,061
Asset-backed securities	(18,250)	222,316	(4,926)	20,848	(23,176)	243,164

Total fixed maturity investments	$(212,922)	$1,249,717	$(60,470)	$259,105	$(273,392)	$1,508,822
Short-term investments	—	—	—	—	—	—
Preferred equity securities	(643)	2,745	—	—	(643)	2,745

Total	$(213,565)	$1,252,462	$(60,470)	$259,105	$(274,035)	$1,511,567

At December 31, 2008, 672 available for sale securities were in an unrealized loss position. Of those, 174 securities had been in a continuous unrealized loss position for twelve months or greater. The unrealized loss position of these securities was principally a result of credit spread widening.
The analysis of OTTI for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Total other-than-temporary impairment losses	$(50,993)	$(82,135)	$(17,330)
Portion of loss recognized in other comprehensive income (loss)	30,742	—	—

Net impairment losses recognized in earnings	$(20,251)	$(82,135)	$(17,330)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

The $20.3 million of OTTI losses recognized by the Company in 2009 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the year, along with certain credit related downgrades in corporate securities. OTTI of $30.7 million was recognized by the Company in 2009 that related to non-credit factors.

In addition to the foregoing analysis, the adoption of the new accounting guidance regarding OTTI in the second quarter of 2009 resulted in a reclassification in the Company’s financial statements of the OTTI recorded by the Company for securities owned at April 1, 2009. Of the $93.4 million of OTTI recorded by the Company for securities owned at April 1, 2009, $60.1 million was determined to relate to specific credit events and $33.2 million was determined to relate to non-credit factors. The $60.1 million of OTTI determined to relate to specific credit events had previously been written down by the Company and had no effect on the Company’s income statement or balance sheet in 2009. The $33.2 million of OTTI related to non-credit factors had no effect on the Company’s income statement, but caused an increase in retained earnings and an offsetting decrease in accumulated other comprehensive income (loss) in 2009, with no effect on total shareholders’ equity.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the period April 1, 2009 to December 31, 2009:

Beginning balance at April 1, 2009	$(10,751)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	(2,247)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(492)
Reductions for securities sold during the period	368

Ending balance at December 31, 2009	$(13,122)

For the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007, the Company recorded $12.1 million, $82.1 million and $17.3 million of OTTI losses in earnings, respectively. Such amounts included a portion related to credit losses and a portion related to non-credit factors.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

Securities Lending

The Company also participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, securities of U.S. government agencies, mortgage-backed securities, asset-backed securities and corporate fixed maturity securities. At December 31, 2009, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and overnight repurchase agreements. Securities with an estimated fair value of $65.7 million and $112.6 million were on loan under the program at December 31, 2009 and 2008, respectively. The Company was liable for cash collateral under the Company’s control of $67.0 million and $115.6 million at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the fair value of the investments purchased with the cash collateral received from the borrower was $66.9 million and $112.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa2” by Moody’s and “AA” by Standard & Poor’s at December 31, 2009. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
4.	Fair value measurement
The following tables set forth the Company’s available for sale investments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2009 and 2008:

		Fair Value Measurements at
		December 31, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$774,996	$—	$774,996	$—
U.S. state and municipal securities	89,644	—	89,644	—
Foreign government securities	146,271	—	146,271	—
Government guaranteed corporate securities	913,569	—	913,569	—
Corporate securities	603,738	—	603,621	117
Residential mortgage-backed securities
Agency mortgage-backed securities	923,422	—	923,422	—
Non-agency mortgage-backed securities	256,748	—	256,741	7
Commercial mortgage-backed securities
Agency mortgage-backed securities	32,851	—	32,851	—
Non-agency mortgage-backed securities	529,911	—	524,481	5,430
Asset-backed securities	277,468	—	277,468	—

Total fixed maturity investments	$4,548,618	$—	$4,543,064	$5,554
Short-term investments	534,678	18,442	516,236	—
Preferred equity securities	11,023	—	11,023	—

Total	$5,094,319	$18,442	$5,070,323	$5,554

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
4.	Fair value measurement, cont’d.

		Fair Value Measurements at December 31, 2008
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$657,748	$48,464	$609,284	$—
U.S. state and municipal securities	108,226	—	108,226	—
Foreign government securities	180,939	—	180,939	—
Government guaranteed corporate securities	80,239	—	80,239	—
Corporate securities	504,019	—	502,389	1,630
Residential mortgage-backed securities
Agency mortgage-backed securities	1,145,673	—	1,145,673	—
Non-agency mortgage-backed securities	376,178	—	376,178	—
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,325	—	33,325	—
Non-agency mortgage-backed securities	540,615	—	536,647	3,968
Asset-backed securities	248,175	—	248,175	—

Total fixed maturity investments	$3,875,137	$48,464	$3,821,075	$5,598
Short-term investments	111,333	—	111,333	—
Preferred equity securities	25,360	—	25,360	—

Total	$4,011,830	$48,464	$3,957,768	$5,598

Level 3 assets represented less than 0.11% and 0.14% of the Company’s total available for sale assets at December 31, 2009 and 2008, respectively.
There were no material changes in the Company’s valuation techniques during 2009.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
4.	Fair value measurement, cont’d.

The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2009 and 2008, respectively:

Fair Value Measurements at December 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$66,913	—	$66,913	—

Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$112,940	—	$112,940	—

The following tables present a reconciliation of the beginning and ending balances for all available for sale securities measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2009 and 2008. Level three assets included below are related to our fixed maturity investments including corporate debt securities, non-agency residential and non-agency commercial mortgage-backed securities.

	Year ended	Year ended
	December 31, 2009	December 31, 2008

Level 3, beginning of period	$5,598	$23,795
Total realized and unrealized gains (losses):
Included in earnings	(461)	(1,034)
Included in other comprehensive income (loss)	1,221	(10,552)
Purchases, issuances and settlements	146	(9,495)
Net transfers (out) in of Level 3	(950)	2,884

Level 3, end of period	$5,554	$5,598

Losses on Level 3 securities in the amount of ($0.5) million, representing realized losses due to OTTI, were included in net impairment losses recognized in earnings for the year ended December 31, 2009 (2008 — ($0.8) million) and were attributable to fixed maturity investments held at December 31, 2009.
At December 31, 2009 and 2008, the carrying value of the Company’s other investments was $351.4 million and $284.3 million, respectively, which approximates fair value.
At December 31, 2009 and 2008, the carrying value of the Company’s senior notes was $447.4 million and $447.3 million and the fair value was $439.1 million and $334.2 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
5.	Reserve for losses and loss expenses
Activity in the reserve for losses and loss expenses for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Net reserve for losses and loss expenses, January 1	$2,677,622	$2,704,870	$2,657,442
Incurred related to:
Current year	1,017,529	1,291,971	908,468
Prior years	(150,889)	(156,540)	(159,387)

Total incurred	866,640	1,135,431	749,081

Paid related to:
Current year	(436,964)	(565,115)	(83,331)
Prior years	(413,432)	(562,792)	(677,987)

Total paid	(850,396)	(1,127,907)	(761,318)

Acquired reserves (Note 10)	—	—	23,879
Foreign currency translation	(4,504)	(34,772)	35,786

Net reserve for losses and loss expenses, December 31	2,689,362	2,677,622	2,704,870
Losses and loss expenses recoverable	467,664	557,834	187,354

Reserve for losses and loss expenses, December 31	$3,157,026	$3,235,456	$2,892,224

During 2009, the Company’s estimated ultimate losses for prior accident years were reduced by $150.9 million (2008 — $156.5 million; 2007 — $159.4 million) due to lower claims emergence than originally estimated by the Company. During 2009, the Company experienced favorable development in the Reinsurance segment of $58.8 million in the short tail, long tail and other lines of business. In the Insurance segment, the Company experienced $92.1 million of favorable development across the long tail, short tail and other lines of business. During 2008, the Company experienced favorable development in the Reinsurance segment of $85.5 million in the short tail, long tail and other lines of business. In the Insurance segment, the Company experienced $71.0 million of favorable development primarily in relation to the long tail line of business during 2008. During 2007, the Company experienced favorable development in the Insurance segment of $80.4 million in the short and long tail lines of business and $79.0 million of favorable development in the Company’s Reinsurance segment primarily in relation to the short tail lines of business.
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
ratios, share and per share amounts)
5.	Reserve for losses and loss expenses, cont’d.

A significant portion of the Company’s contracts and policies cover excess layers for high severity exposures. Underwriting results and ultimate claims payments for this type of coverage are therefore not typically reported to the Company until later in the contract and policy lives. As a result, the level of losses paid to date is not necessarily indicative of expected future results.
6.	Reinsurance
The effects of reinsurance on premiums earned and written during the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,260,439	$1,152,150	$1,331,635	$1,426,366	$696,038	$741,556
Assumed	817,798	869,300	866,235	820,054	1,121,274	1,039,559
Ceded	(445,045)	(415,400)	(431,385)	(462,130)	(222,512)	(206,140)

	$1,633,192	$1,606,050	$1,766,485	$1,784,290	$1,594,800	$1,574,975

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

During the year ended December 31, 2009, the Company recorded ceded losses of $299.0 million (2008 — $574.4 million; 2007 — $58.6 million). At December 31, 2009, the Company has an allowance for estimated uncollectible premiums receivable of $12.8 million (2008 — $2.4 million) and no allowance for estimated uncollectible losses recoverable (2008 — Nil).

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

The 2007 Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the 2007 Credit Facility, the lenders can terminate their commitments under the revolving credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the 2007 Credit Facility. See Note 11 for details related to outstanding letters of credit.

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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
7.	Debt and financing arrangements, cont’d.

The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. At December 31, 2009, the carrying value of the Senior Notes stood at $447.4 million (2008 — $447.3 million) while the fair value as determined by quoted market valuation was $439.1 million (2008 — $334.2 million). The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2009.

The Company made aggregate interest payments of $29.8 million during the year ended December 31, 2009 (2008 — $29.9 million, 2007 — $29.8 million).
8.	Derivatives
In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U.S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a “cash flow hedge” under the current accounting guidance, “Accounting for Derivative Instruments and Hedging Activities” and accordingly, the fair value of the derivative was recorded in other comprehensive income (loss) and is being recognized as a component of interest expense in the statement of income as the interest expense related to the 7% Senior Notes affects earnings. The net income effect of the interest rate lock was not material.

The Company currently uses foreign currency forward contracts in its investment portfolios to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. For the years ended December 31, 2009, 2008 and 2007, the Company recognized realized foreign exchange (losses) gains on forward contracts of approximately ($543,000), $544,000, and ($527,100), respectively.
9.	Segment reporting
The Company is currently organized into two business segments, Insurance and Reinsurance, which are based on how the Company monitors the performance of its underwriting operations.
•	Insurance — This segment is comprised of six lines of business: agriculture, professional lines, casualty, property, healthcare liability and workers’ compensation. The agriculture line of business is comprised of multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty lines of business are comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty, healthcare liability, workers’ compensation, and professional lines. The property line of business is comprised of the insurance and facultative reinsurance of commercial properties. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
9.	Segment reporting, cont’d.
•	Reinsurance — This segment is comprised of five lines of business: catastrophe, casualty, property, aerospace and marine and surety and other specialty. Catastrophe coverages include reinsurance for catastrophic perils on a treaty basis. The casualty line of business is comprised of third party liability exposures and workers’ compensation coverages. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures and proportional and non-proportional reinsurance of hull and cargo insurance business. The aerospace and marine line coverages includes the reinsurance of aviation and space business. Surety and other specialty coverages include proportional and excess of loss coverages of contract and commercial surety business, personal accident coverages and agriculture coverages for weather related perils as well as protection from yield and price risks.
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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2009, reserve for losses and loss expenses as of December 31, 2009 and the carrying value of goodwill as of December 31, 2009:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$1,152,150	$869,300	$2,021,450
Ceded premiums written	(411,840)	(3,560)	(415,400)

Net premiums written	740,310	865,740	1,606,050

Net premiums earned	823,703	809,489	1,633,192
Other underwriting income	3,533	381	3,914

	827,236	809,870	1,637,106

Expenses
Net losses and loss expenses	553,008	313,632	866,640
Acquisition expenses	84,724	183,247	267,971
General and administrative expenses	119,766	117,388	237,154

	757,498	614,267	1,371,765

Underwriting income	$69,738	$195,603	$265,341

Net loss ratio	67.1%	38.8%	53.1%
Acquisition expense ratio	10.3%	22.6%	16.4%
General and administrative expense ratio	14.6%	14.5%	14.5%

Combined ratio	92.0%	75.9%	84.0%

Reserve for losses and loss expenses	$1,679,990	$1,477,036	$3,157,026

Goodwill	$45,217	$40,974	$86,191

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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2008, reserve for losses and loss expenses as of December 31, 2008 and the carrying value of goodwill as of December 31, 2008:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$1,426,366	$820,054	$2,246,420
Ceded premiums written	(445,768)	(16,362)	(462,130)

Net premiums written	980,598	803,692	1,784,290

Net premiums earned	920,389	846,096	1,766,485
Other underwriting loss	—	(3,973)	(3,973)

	920,389	842,123	1,762,512

Expenses
Net losses and loss expenses	681,735	453,696	1,135,431
Acquisition expenses	103,783	196,130	299,913
General and administrative expenses	103,211	113,154	216,365

	888,729	762,980	1,651,709

Underwriting income	$31,660	$79,143	$110,803

Net loss ratio	74.1%	53.6%	64.3%
Acquisition expense ratio	11.3%	23.2%	17.0%
General and administrative expense ratio	11.2%	13.4%	12.2%

Combined ratio	96.6%	90.2%	93.5%

Reserve for losses and loss expenses	$1,658,857	$1,576,599	$3,235,456

Goodwill	$45,217	$39,961	$85,178

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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2007, reserve for losses and loss expenses as of December 31, 2007 and the carrying value of goodwill as of December 31, 2007:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$741,556	$1,039,559	$1,781,115
Ceded premiums written	(189,586)	(16,554)	(206,140)

Net premiums written	551,970	1,023,005	1,574,975

Net premiums earned	502,082	1,092,718	1,594,800
Other underwriting income	—	1,602	1,602

	502,082	1,094,320	1,596,402

Expenses
Net losses and loss expenses	290,213	458,868	749,081
Acquisition expenses	72,044	235,532	307,576
General and administrative expenses	89,996	127,273	217,269

	452,253	821,673	1,273,926

Underwriting income	$49,829	$272,647	$322,476

Net loss ratio	57.8%	42.0%	47.0%
Acquisition expense ratio	14.4%	21.6%	19.3%
General and administrative expense ratio	17.9%	11.6%	13.6%

Combined ratio	90.1%	75.2%	79.9%

Reserve for losses and loss expenses	$1,182,626	$1,709,598	$2,892,224

Goodwill	$42,202	$38,464	$80,666

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
9.	Segment reporting, cont’d.

The following table provides gross premiums written, by line of business, for the year ended December 31, 2009, 2008 and 2007:

Business Segment	2009	2008	2007

Insurance
Agriculture	$572,096	$690,318	$42,242
Professional lines	193,799	142,253	85,440
Casualty	152,580	120,867	125,124
Property	124,621	159,408	134,161
Healthcare liability	82,955	80,692	92,361
Workers’ compensation	26,099	232,828	262,228

Total Insurance	$1,152,150	$1,426,366	$741,556

Reinsurance
Catastrophe	$303,404	$315,262	$345,187
Casualty	255,142	161,583	187,472
Property	215,085	192,652	214,999
Aerospace and Marine	44,696	80,521	91,672
Surety and other specialty	50,973	70,036	200,229

Total Reinsurance	$869,300	$820,054	$1,039,559

Total	$2,021,450	$2,246,420	$1,781,115

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
United States	$1,637,649	$1,767,349	$1,260,146
Worldwide	243,105	276,144	299,255
Europe	75,985	140,067	148,174
Japan	27,926	17,839	18,110
Canada	13,741	15,359	13,890
Other	23,044	29,662	41,540

Total gross premiums written	$2,021,450	$2,246,420	$1,781,115

The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
10.	Goodwill and intangible assets
The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2009, 2008 and 2007:

		Intangible	Intangible
		assets with	assets with
	Goodwill	indefinite lives	finite lives	Total

Net balance at December 31, 2007	$80,666	$17,229	$108,737	$206,632
Additions	4,512	—	322	4,834
Amortization	—	—	(10,675)	(10,675)

Net balance at December 31, 2008	$85,178	$17,229	$98,384	$200,791
Additions	1,013	—	110	1,123
Amortization	—	—	(10,464)	(10,464)

Net balance at December 31, 2009	$86,191	17,229	88,030	191,450

Gross balance	$86,191	$17,229	$130,168	$233,588
Accumulated Amortization	—	—	(42,138)	(42,138)

Net balance	$86,191	$17,229	$88,030	$191,450

On December 7, 2007, Endurance U.S. Holdings, Inc., an indirect wholly-owned subsidiary of Endurance Holdings, acquired all outstanding stock of ARMtech. ARMtech underwrites crop insurance primarily through the U.S. federally sponsored Multiple Peril Crop Insurance Program. The base purchase price was $120.0 million, plus additional amounts totaling $22.7 million as determined in accordance with the terms of the purchase agreement. In connection with the acquisition of ARMtech, the Company recorded a total of $45.2 million of goodwill and $96.7 million of intangible assets. The intangible assets acquired consisted principally of internally developed software, non-compete agreements, state licenses and customer relationships with expected lives between five and fifteen years.

On June 8, 2007, the Company completed the purchase of Endurance Risk Solutions Assurance Co. (formerly American Merchants Casualty Company), an admitted insurer in the United States and the District of Columbia. The fair value of the U.S. state licenses was $2.2 million at acquisition and was recorded as an intangible asset with an indefinite life.

No impairment of the Company’s goodwill or intangible assets was noted following the annual impairment review for the years ended December 31, 2009 and 2008. The Company expects the amortization of the intangible assets with finite lives to approximate $10.4 million for years 2010 to 2011, $9.6 million for 2012, $6.3 million for 2013, $5.8 million for 2014 and $45.7 million for all years thereafter.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
11.	Commitments and contingencies
Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include loss recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables at December 31, 2009 and 2008 amounted to $467.7 million and $557.8 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2009, $211.3 million of losses recoverable (2008 - $187.9 million) was due from reinsurers rated A- or better by A.M. Best or Standard & Poor’s. An additional $255.6 million (2008 - $369.5 million) of losses recoverable was due from a U.S. government sponsored reinsurance program as of December 31, 2009.

As of December 31, 2009, substantially all the Company’s cash and investments were held by four custodians. The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources. The following table shows the percentage of gross premiums written generated through the Company’s largest brokers for the years ended December 31, 2009, 2008 and 2007:

Broker	2009	2008	2007

Aon Benfield(1)	17.2%	14.3%	21.1%
Marsh & McLennan Companies, Inc.	16.3%	14.1%	25.9%
Willis Companies	12.4%	10.9%	14.0%

Total of largest brokers	45.9%	39.3%	61.0%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
Letters of credit. As of December 31, 2009, the Company had issued letters of credit of $605.3 million (December 31, 2008 — $635.5 million) under its credit facility in favor of certain ceding companies.

Investment commitments. As of December 31, 2009 and 2008, the Company had pledged cash and cash equivalents and fixed maturity investments of $158.5 million and $147.9 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2009 and 2008, the Company had also pledged $664.0 million and $591.9 million of its cash and fixed maturity investments as required to meet collateral obligations for $605.3 million and $550.8 million in letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2009 and 2008, cash and fixed maturity investments with fair values of $361.6 million and $234.8 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $12.4 million and $14.2 million were on deposit with Canadian regulators, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
11.	Commitments and contingencies, cont’d.

The Company is subject to certain commitments with respect to other investments at December 31, 2009 and 2008. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2010 of $72.1 million of its other investments held at December 31, 2009. In addition, as of December 31, 2009, the Company was committed to investing a further $1.7 million (2008 — $1.7 million) in various investment funds classified as other investments.

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

Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2009 are as follows:

Year Ending December 31,	Amount

2010	$10,558
2011	11,393
2012	11,538
2013	9,765
2014	6,076
2015 and thereafter	17,339

$66,669

Total rent expense under operating leases for the year ended December 31, 2009 was $11.4 million (2008 — $10.1 million; 2007 — $10.2 million).

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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
12.	Shareholders’ equity
The Company’s share capital at December 31, 2009 and 2008 is comprised as follows:

	2009	2008

Preferred shares
Authorized — $1.00 par value each	8,000,000	8,000,000

Issued, outstanding and fully paid:
Series A preferred shares — $1.00 par value each	8,000,000	8,000,000

Common shares
Authorized — $1.00 par value each	120,000,000	120,000,000

Issued, outstanding and fully paid:
Ordinary common shares — $1.00 par value each	55,115,702	57,203,454

During 2009, the Company issued restricted shares under its equity compensation plans (Note 15). The common shares, issued, outstanding and fully paid for 2009 includes 932,984 restricted shares.

During 2009, the Company repurchased its common shares and share equivalents through open market or privately negotiated transactions authorized by the Company’s Board of Directors. In November 2009, the Company’s Board of Directors authorized for repurchase up to 8 million ordinary shares or share equivalents through November 4, 2011. This authorization superceded previous authorizations. During 2009 and 2008, the Company repurchased 3,535,795 and 4,600,279 of its ordinary shares and share equivalents under this program in open market and privately negotiated transactions at an average price of $32.87 and $33.20 per share, respectively. Total authorized repurchases remaining under the plan at December 31, 2009 was 6,413,635 shares (2008 — 5,565,322).

On September 11, 2007, Endurance Holdings consummated a variable equity forward sale arrangement under which Endurance Holdings is entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. (the “forward counterparty”) for proceeds of approximately $150 million pursuant to a prospectus supplement to the Shelf Registration Statement on Form S-3ASR (Registration No. 333-130464) filed with the U.S. Securities and Exchange Commission on September 12, 2007. Under the terms of the forward sale agreement, Endurance Holdings may sell an aggregate of between 2,984,772 and 4,786,827 ordinary shares to the forward counterparty, subject to Endurance Holdings’ right to elect cash or net share settlement of, or to terminate early, all or a portion of such agreement.

Endurance Holdings did not receive any proceeds from the sale of the ordinary shares by the forward counterparty, but Endurance Holdings will receive proceeds upon any prepayment, and may receive proceeds upon settlement of the forward sale agreement. The forward sale agreement will be physically settled by delivery of the requisite number of Endurance Holdings’ ordinary shares beginning July 20, 2010 or earlier if elected. The forward counterparty will pay Endurance Holdings approximately $150 million upon settlement of the forward sale agreement. The number of Endurance Holdings’ ordinary shares to be delivered to the forward counterparty varies depending upon the price of Endurance Holdings’ ordinary shares over a forty trading-day period beginning July 15, 2010 subject to an aggregate maximum of 4,786,827 and an aggregate minimum of 2,984,772 ordinary shares. The costs associated with the variable delivery forward were charged to additional paid in capital and the underlying shares were considered in the calculation of diluted earnings per share using the treasury stock method.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
12.	Shareholders’ equity, cont’d.

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

At December 31, 2009 and 2008, 2,995,527 and 5,094,727 warrants were outstanding. Such warrants are exercisable for ordinary and class A shares as follows:

	2009	2008
Ordinary shares	2,448,482	4,547,682
Class A shares	547,045	547,045

	2,995,527	5,094,727

During 2009, the Company repurchased 1,599,200 (2008 — 1,500,000) of outstanding warrants at an average price of $29.16 (2008 — $34.14), net of the average warrant strike price of $14.45 (2008 — $15.45) per warrant. In addition during 2009, 500,000 warrants with an exercise price of $14.87 were exercised for the purchase of the Company’s ordinary shares at a price of $30.28. The warrant holders elected the net settlement option, and thus the Company delivered 254,458 ordinary shares in settlement. The outstanding warrants at December 31, 2009, which have an exercise price of $13.87 (2008 — $14.87) per share, expire on December 14, 2011.
13.	Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings’ ordinary and class A shares (also referred to as “common shares”) and participating common shares according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. The remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company’s unvested restricted shares, which receive cash dividends, are considered participating common shares.

Basic earnings per common share are calculated by dividing net income available to common shareholders of Endurance Holdings’ ordinary shares and class A shares (collectively referred to as “common shares”) by the weighted average number of common shares outstanding. The weighted average number of common shares includes the fully vested, unreleased or unsettled restricted shares and restricted share units.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
13.	Earnings per share, cont’d.
Diluted earnings per common share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period of calculation using the two-class method.
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Numerator:
Net income available to common and participating common shareholders	$520,604	$83,124	$505,607
Less amount allocated to participating common shareholders(1)	(9,104)	(1,631)	(3,238)

Net income allocated to common shareholders	$511,500	$81,493	$502,369

Denominator:
Weighted average shares — basic
Outstanding	55,908,471	57,682,546	64,541,472
Vested restricted share units	20,210	73,413	155,197

Weighted average shares — basic	55,928,681	57,755,959	64,696,669

Share equivalents:
Warrants	2,047,305	3,425,611	4,213,550
Options	887,249	951,133	1,200,580
Restricted share units	10,880	2,946	350,944

Weighted average shares — diluted	58,874,115	62,135,649	70,461,743

Basic earnings per common share	$9.14	$1.41	$7.76

Diluted earnings per common share	$8.69	$1.31	$7.13

(1)	Represents earnings available to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating.
The following table sets forth dividends declared in the years ended December 31, 2009, 2008 and 2007 respectively:

	2009	2008	2007
Dividends declared per preferred share	$1.94	$1.94	$1.94

Dividends declared per common share	$1.00	$1.00	$1.00

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
14.	Related party transactions
Since 2002, subsidiaries of BlackRock Inc. (“Blackrock”) have provided the Company and its subsidiaries with various investment management, investment accounting and risk analysis services. During December 2009, BlackRock acquired Barclays Global Investors. As a result, BlackRock owned 5.2 million or 9.09% of Endurance Holdings’ ordinary shares outstanding at December 31, 2009. The Company incurred expenses totaling $3.6 million (2008: $3.5 million; 2007: $3.7 million) of which $1.6 million was accrued in relation to investment services rendered by Blackrock during the year ended December 31, 2009 (2008: $0.9 million).

Pyramis Global Advisors, a subsidiary of FMR, LLC (“Fidelity”), provides investment management services to the Company. The Company incurred investment management fees totaling $0.3 million (2008: $0.2 million; 2007: $0.1 million) to this investment manager of which $0.1 million was accrued during the year ended December 31, 2009 (2008: $0.1 million). At December 31, 2009, Fidelity owned 5.5 million or 9.7% of Endurance Holdings’ ordinary shares outstanding.

Certain founding shareholders, including Aon Corporation and its affiliates (“Aon”), received warrants in conjunction with the capitalization of the Company. During 2009, the balance of warrants held by Aon, were net exercised into Endurance Holdings’ ordinary shares.
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

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
15.	Stock-based employee compensation plans, cont’d.

Under the terms of the 2007 Plan, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the exercise of outstanding options or settlement of a vested restricted share unit. As of December 31, 2009, 854,346 (2008 — 1,136,109) ordinary shares remained available for issuance under the 2007 Plan.

Stock Options

The Company issued stock options to employee and non-employee directors, with exercise prices equal to the fair market values of the Company’s ordinary shares on the grant dates. Options generally vest at a rate of 20% per year over a five-year term. Option awards have a 10-year contractual life.

A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2009 is presented below:

	For the year ended December 31, 2009
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic
Options Outstanding	Options	Exercise Price	(years)	Value
Beginning of year	1,989,545	$17.39
Granted	—	—
Exercised	243,394	17.83
Forfeited	—	—

Outstanding, end of year	1,746,151	$16.62	2.13	$35,985

Exercisable and vested options, end of year	1,746,151	$16.62	2.13	$35,985

No options were granted during the years ended December 31, 2009, 2008 and 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $4.2 million, $0.6 million, and $11.3 million, respectively. The Company received proceeds of $4.3 million from the exercise of options during the year ended December 31, 2009. The Company issued new ordinary shares in connection with the exercise of the above options.

No options expired during the year ended December 31, 2009. The total grant date fair value of options vested during the years ended December 31, 2009, 2008, and 2007 was Nil, Nil, and $0.3 million, respectively. There were no unrecognized stock-based compensation expenses related to unvested stock options at December 31, 2009.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
15.	Stock-based employee compensation plans, cont’d.

Restricted Shares and Restricted Share Units

The Company also issued restricted share and restricted share unit awards to employees and non-employee directors for which the fair value is equal to the fair market value of the Company’s ordinary shares on the grant date. Compensation equal to the fair market value of the shares at the measurement date is amortized and charged to income over the vesting period. Restricted share and restricted share unit awards granted prior to September 1, 2007 generally vest over a four or five-year period as follows: 12.5% in years one and five and 25% in years two through four; 25% per year; or 20% per year. Certain restricted shares and restricted share units, which did not require future service, would be forfeited if the holder departed the Company and violated the terms of a non-compete provision. Restricted shares granted to employees and non-employee directors beginning in 2007 vest pro rata over a four-year period and are forfeited upon departure from the Company for any reason prior to the applicable vesting date. Restricted shares granted to non-employee directors vest twelve months following the date of grant and are forfeited upon departure from the Board of Directors for any reason prior to the applicable vesting date.

The Company grants restricted share units in an amount equal to the dividends paid by the Company. These units generally vest and settle on the first March 1st following the six-month anniversary of the date of issuance of the unit.
A summary of the restricted share and restricted share unit activity during the year ended December 31, 2009 is presented below:

	Number of	Aggregate
	Shares/Units	Intrinsic Value
Unvested, beginning of year	1,119,836
Granted	326,671
Vested	(447,582)
Forfeited	(44,543)

Unvested, end of year	954,382

Outstanding, end of year	966,486	$35,982

During the years ended December 31, 2009, 2008 and 2007, the Company granted an aggregate of 326,671, 539,137 and 565,321 restricted share and restricted share unit awards with weighted average grant date fair values of $7.6 million, $20.9 million and $22.3 million. During the years ended December 31, 2009, 2008 and 2007, the aggregate fair value of restricted shares and restricted share units that vested was $15.1 million, $13.8 million and $7.8 million, respectively.

For the years ended December 31, 2009, 2008 and 2007, compensation costs recognized in earnings for all restricted shares and restricted share units were $13.3 million, $17.3 million, and $10.9 million, respectively. At December 31, 2009, compensation costs not yet recognized related to non-vested awards was $9.4 million (2008 — $15.6 million). This expense is expected to be recognized between 2010 and 2013, with approximately 67.0% expected to be recognized during 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
15.	Stock-based employee compensation plans, cont’d.

Employee Share Purchase Plans

On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the “ESPP”) and the 2005 Sharesave Scheme. Neither the ESPP nor the 2005 Sharesave Scheme is subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and neither plan is a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the “Code”) the ESPP is a qualified plan under 423 of the code. During 2009, all outstanding options under the sharesave scheme were exercised or repurchased by the Company. No options under the sharesave scheme remained outstanding at December 31, 2009.

Total expenses related to these plans for the year ended December 31, 2009 was approximately $100,000 (2008 — $197,000, 2007 — $148,000).

Following approval by the Company’s shareholders, 200,000 of Endurance Holdings’ ordinary shares, par value $1.00 per share, were reserved for issuance under the ESPP. Under the terms of the ESPP, employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares at a 15% discount to the closing market price on the purchase date. Participants are eligible to receive dividends on the shares purchased in the ESPP and are entitled to vote such shares at any annual or special meeting of shareholders. These shares are restricted from sale, transfer or certification for one year from the purchase date.

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
The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 10% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Contributions for the year ended December 31, 2009 resulted in an expense of $9.2 million being recorded in earnings (2008 — $6.4 million; 2007 — $6.4 million).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
17.	Statutory requirements and dividend restrictions
Our insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, including Bermuda, the United States and the United Kingdom. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

The combined statutory capital and surplus and combined statutory net income (loss) for our principal operating subsidiaries in their respective jurisdictions were as follows:

	Bermuda		United States	Other (2)
Statutory capital and surplus
At December 31, 2009	$2,441,930	(1)	$627,349	$	NA(3)
At December 31, 2008	2,114,519	(1)	608,957		191,648

Statutory net income (loss)
For the year ended December 31, 2009	$583,394		$(4,206)	$	NA(3)
For the year ended December 31, 2008	202,816		5,647		12,672
For the year ended December 31, 2007	537,733		21,126		17,297

(1)	Bermuda statutory capital and surplus includes an investment in affiliate assets, which represent interest in the insurance and reinsurance operations of the Company included in the United States and Other columns above.

(2)	Includes Endurance U.K. and the Endurance Bermuda’s Singapore and Zurich branches.

(3)	Endurance U.K. and Endurance Bermuda’s Singapore branch are currently completing 2009 statutory profit and loss statements. Endurance Bermuda’s Zurich branch had no statutory filing requirement at or for the year ended December 31, 2009 and 2008.
As a holding company, Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders. Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the enhanced capital requirement calculated using the Bermuda standard model in addition to limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses, subject to an overall minimum capital and surplus requirement of $100 million. The Bermuda Solvency Capital Requirement (“BSCR”) employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. The Company is currently completing the 2009 BSCR for Endurance Bermuda and believes that Endurance Bermuda will exceed the target level of required capital as of December 31, 2009. At December 31, 2009, Endurance Bermuda can pay approximately $610 million (2008 — $339 million) to Endurance Holdings without prior approval under Bermuda law. In addition, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
17.	Statutory requirements and dividend restrictions, cont’d.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2009, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2010 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2009, Endurance Risk Solutions and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.8 million and $2.6 million (2008 — $5.7 million and $3.5 million), respectively, without prior regulatory approval.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2009, Endurance U.K did not have profits available for distribution.
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

The Company’s subsidiaries based in Canada, the United Kingdom and United States are subject to income taxes in their respective jurisdictions.

The income tax benefit (expense) was as follows for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Current income tax benefit (expense)	$6,081	$(12,545)	$(12,210)
Deferred income tax benefit (expense)	5,327	22,106	(8,752)

Income tax benefit (expense)	$11,408	$9,561	$(20,962)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
18.	Taxes, cont’d.

Of the 2009 current income tax benefit (expense), $6.5 million related to taxes incurred in the United States (2008 — $22.8 million; 2007 — ($10.8) million) and Nil related to current income tax benefits in the United Kingdom (2008 — $11.0 million and 2007 — Nil). Of the deferred income tax benefit (expense), $5.3 million and Nil related to deferred income tax benefits (expenses) in the United States and the United Kingdom, respectively (2008 — $22.0 million and Nil; 2007 - $3.0 million and ($11.8) million).

The actual income tax benefit (expense) attributable to income for the years ended December 31, 2009, 2008 and 2007 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income tax benefit, as a result of the following:

	2009	2008	2007
Computed expected tax expense	$—	$—	$—
Tax benefit (expense) effect of foreign taxes	5,308	14,971	(13,772)
Valuation allowance	6,100	(5,410)	(7,190)

	$11,408	$9,561	$(20,962)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Deferred income tax assets:
Unearned premiums	$16,777	$13,310
Loss reserves	26,839	26,739
Net operating loss carry forward	16,490	22,960
Unrealized investment losses	—	6,659
Deferred compensation	11,284	3,641
Start-up costs	20,161	1,406
Deferred interest	977	18,392
Realized investment losses	3,658	7,736
Other	4,475	6,098

Total deferred tax assets	100,661	106,941

Deferred income tax liabilities:
Deferred acquisition costs	(15,835)	(14,361)
Unrealized investment gains	(5,635)	(6,314)
Unrealized foreign exchange gain	(12,161)	(13,659)
Temporary differences related to acquisition	(28,828)	(31,339)

Other	(11,375)	(4,902)

Total deferred tax liabilities	(73,834)	(70,575)

Valuation allowance	(9,575)	(15,675)

Net deferred income tax asset	$17,252	$20,691

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
18.	Taxes, cont’d.

Tax payments made during 2009 were not sufficient to offset a cash refund of U.S. federal income taxes received in 2009. Net taxes received totaled $6.8 million during 2009. The Company paid income taxes totaling $29.6 million and $25.7 million for the years ended December 31, 2008 and 2007, respectively. Net operating loss carryforwards in the amount of $58.9 million are available for application against future taxable income in the United Kingdom. These net operating loss carry forwards have no expiration date. There were no income taxes payable in the United Kingdom as at December 31, 2009 or 2008.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2009, management has established a valuation allowance of $9.6 million (2008 — $15.7 million) against realized investment losses and other items for which the Company does not have current plans to produce future realized investment gains and other income.
19.	Condensed unaudited quarterly financial data
The following is a summary of the unaudited quarterly data for the year ended December 31, 2009:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net premiums earned	$378,275	$434,220	$426,754	$393,943
Net investment income	64,550	88,834	71,559	59,257
Net realized gains (losses) on investment sales	3,241	(1,500)	1,396	3,166
Net impairment losses recognized in earnings	(12,126)	(6,644)	(497)	(984)

Subtotal	$433,940	$514,910	$499,212	$455,382

Net losses and loss expenses	$220,136	$270,816	$211,683	$164,005

Acquisition and general and administrative expenses	$128,531	$118,379	$127,462	$130,753

Net foreign exchange (gains) losses	$(62)	$(27,723)	$(2,963)	$1,008

Net income	$78,297	$149,140	$153,842	$154,825
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)

Net income available to common shareholders	$74,422	$145,265	$149,967	$150,950

Basic earnings per share	$1.30	$2.53	$2.63	$2.69

Diluted earnings per share	$1.24	$2.42	$2.51	$2.56

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
19.	Condensed unaudited quarterly financial data, cont’d.

The following is a summary of the unaudited quarterly data for the year ended December 31, 2008:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net premiums earned	$372,043	$453,085	$509,629	$431,728
Net investment income (loss)	46,878	60,482	27,410	(4,594)
Net realized gains (losses) on investment sales	2,824	224	(7,574)	29,286
Net impairment losses recognized in earnings	(14,307)	(4,237)	(22,495)	(41,096)

Subtotal	$407,438	$509,554	$506,970	$415,324

Net losses and loss expenses	$189,502	$275,325	$445,501	$225,103

Acquisition and general and administrative expenses	$124,418	$128,129	$128,369	$135,362

Net foreign exchange losses (gains)	$3,107	$(5,621)	$15,477	$40,741

Net income (loss)	$77,811	$103,338	$(99,392)	$16,867
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)

Net income (loss) available (attributable) to common shareholders	$73,936	$99,463	$(103,267)	$12,992

Basic earnings (losses) per share	$1.23	$1.66	$(1.76)	$0.23

Diluted earnings (losses)per share	$1.13	$1.54	$(1.79)	$0.22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.

Item 9A.	Controls and Procedures
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
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
Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2009 was so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the sections captioned “Board of Directors,” “Management” and “Section 16 Beneficial Ownership Reporting Compliance” of our proxy statement for our 2010 Annual General Meeting of Shareholders.
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
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” of our Proxy Statement for our 2010 Annual General Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our 2010 Annual General Meeting of Shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights (1)	the first column)

Equity compensation plans approved by security holders	4,775,179	$14.88	1,027,999

Equity compensation plans not approved by security holders	—	—	—

Total	4,775,179	$14.88	1,027,999

(1)	Weighted average exercise price does not include $0 exercise price of 33,502 restricted share units included in the number of securities to be issued upon exercise.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors” of our Proxy Statement for our 2010 Annual General Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the section captioned “Audit Fees” of our Proxy Statement for our 2010 Annual General Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following is a list of certain documents filed as a part of this report:
(1)	Financial Statements. See Index to Consolidated Financial Statements on page 97 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on page 153 hereof.

(3)	Exhibits. See Exhibit Index on beginning on page 164.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: March 1, 2010	/s/ Kenneth J. LeStrange

	Name:	Kenneth J. LeStrange
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ Kenneth J. Lestrange Kenneth J. LeStrange	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ Michael J. McGuire Michael J. McGuire	Chief Financial Officer (Principal Accounting Officer)	March 1, 2010

/s/ John T. Baily John T. Baily	Director	March 1, 2010

/s/ Norman Barham Norman Barham	Director	March 1, 2010

/s/ Galen R. Barnes Galen R. Barnes	Director	March 1, 2010

/s/ William H. Bolinder William H. Bolinder	Director	March 1, 2010

/s/ Steven W. Carlsen Steven W. Carlsen	Director	March 1, 2010

/s/ Brendan R. O’Neill Brendan R. O’Neill	Director	March 1, 2010

/s/ Richard C. Perry Richard C. Perry	Director	March 1, 2010

/s/ William J. Raver William J. Raver	Director	March 1, 2010

/s/ Robert A. Spass Robert A. Spass	Director	March 1, 2010

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 26, 2010; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2009. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 26, 2010

SCHEDULE I
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2009
(In thousands of United States dollars)

			Amount at
			Which Shown
		Market	on the
	Cost (1)	Value	Balance Sheet

Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$773,454	$774,996	$774,996
States, municipalities and political subdivisions	83,947	89,644	89,644
Foreign governments	142,134	146,271	146,271
Corporate bonds	1,497,449	1,517,307	1,517,307
Mortgage-backed securities
Agency mortgage-backed securities	927,807	956,273	956,273
Non-agency mortgage-backed securities	835,765	786,659	786,659
Asset-backed securities	274,565	277,468	277,468

Total fixed maturity investments	$4,535,121	$4,548,618	$4,548,618
Short-term investments	534,736	534,678	534,678
Preferred equity securities	6,182	11,023	11,023
Other investments	295,503	351,352	351,352

Total Investments	$5,371,542	$5,445,671	$5,445,671

(1)	Investments in fixed maturity securities and short-term securities are shown at amortized cost.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT
BALANCE SHEETS — PARENT ONLY
DECEMBER 31, 2009 AND 2008
(In thousands of United States dollars except share amounts)

	2009	2008

ASSETS
Investment in subsidiary	$2,928,002	$2,644,759
Cash and cash equivalents	25,416	8,805
Amounts due from subsidiaries	299,730	11,518
Other assets	7,729	7,340

Total assets	$3,260,877	$2,672,422

LIABILITIES
Debt	$447,443	$447,346
Other liabilities	26,151	17,793

Total liabilities	473,594	465,139

SHAREHOLDERS’ EQUITY
Preferred Shares Series A, non-cumulative — 8,000,000 issued and outstanding (2008 — 8,000,000)	8,000	8,000
Common shares Ordinary — 55,115,702 issued and outstanding (2008 — 57,203,454)	55,116	57,203
Additional paid-in capital	929,577	1,029,363
Accumulated other comprehensive income (loss)	52,148	(132,665)
Retained earnings	1,742,442	1,245,382

Total shareholders’ equity	2,787,283	2,207,283

Total liabilities and shareholders’ equity	$3,260,877	$2,672,422

See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF INCOME — PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)

	2009	2008	2007

Revenues
Net investment (loss) income	$(2)	$31	$325

Expenses
General and administrative expenses	19,849	14,130	19,863
Interest expense	30,159	30,171	30,124

Total expenses	50,008	44,301	49,987

Net loss before equity in net income of subsidiaries	(50,010)	(44,270)	(49,662)
Equity in net income of subsidiaries	586,114	142,894	570,769

Net income	536,104	98,624	521,107
Preferred dividends	(15,500)	(15,500)	(15,500)

Net income available to common shareholders	$520,604	$83,124	$505,607

See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS — PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)

	2009	2008	2007

Cash flows used in operating activities:
Net income	$536,104	$98,624	$521,107
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	185	180	174
Stock-based compensation expense	6,672	5,756	4,150
Equity in net income of subsidiary	(586,114)	(142,894)	(570,769)
Other assets	(391)	(33)	(521)
Other liabilities	6,140	(4,532)	4,610

Net cash used in operating activities	(37,404)	(42,899)	(41,249)

Cash flows provided by investing activities:
Investments in subsidiary	—	—	—
Dividends received from subsidiary	520,843	255,840	425,160
Net amounts loaned to subsidiaries	(281,509)	13,417	1,996

Net cash provided by investing activities	239,334	269,257	427,156

Cash flows used in financing activities:
Issuance of common shares	5,246	1,588	10,072
Offering and registration costs paid	(1,500)	(1,504)	(715)
Repurchase of common shares	(112,480)	(155,463)	(309,503)
Settlement of restricted shares	(4,011)	(5,065)	(3,444)
Dividends paid on preferred shares	(15,500)	(15,500)	(15,500)
Dividends paid on common shares	(57,074)	(58,708)	(64,073)

Net cash used in financing activities	(185,319)	(234,652)	(383,163)

Net increase (decrease) in cash and cash equivalents	16,611	(8,294)	2,744
Cash and cash equivalents, beginning of year	8,805	17,099	14,355

Cash and cash equivalents, end of year	$25,416	$8,805	$17,099

See accompanying notes to the consolidated financial statements.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)
Year Ended December 31, 2009

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,831	$115,148	$146,979
Reserve for Losses and Loss Expenses	1,679,990	1,477,036	3,157,026
Unearned Premiums	390,826	441,735	832,561
Net Premiums Earned	823,703	809,489	1,633,192
Net Investment Income (1)	—	—	284,200
Net Losses and Loss Expenses	553,008	313,632	866,640
Amortization of Deferred Acquisition Costs	84,724	183,247	267,971
Other Operating Expenses (2)	119,766	117,388	237,154
Net Premiums Written	740,310	865,740	1,606,050

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.
Year Ended December 31, 2008

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$59,534	$101,336	$160,870
Reserve for Losses and Loss Expenses	1,658,857	1,576,599	3,235,456
Unearned Premiums	496,818	388,670	885,488
Net Premiums Earned	920,389	846,096	1,766,485
Net Investment Income (1)	—	—	130,176
Net Losses and Loss Expenses	681,735	453,696	1,135,431
Amortization of Deferred Acquisition Costs	103,783	196,130	299,913
Other Operating Expenses (2)	103,211	113,154	216,365
Net Premiums Written	980,598	803,692	1,784,290

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)
Year Ended December 31, 2007

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$52,185	$116,783	$168,968
Reserve for Losses and Loss Expenses	1,182,626	1,709,598	2,892,224
Unearned Premiums	412,557	442,528	855,085
Net Premiums Earned	502,082	1,092,718	1,594,800
Net Investment Income (1)	—	—	281,276
Net Losses and Loss Expenses	290,213	458,868	749,081
Amortization of Deferred Acquisition Costs	72,044	235,532	307,576
Other Operating Expenses (2)	89,996	127,273	217,269
Net Premiums Written	551,970	1,023,005	1,574,975

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

SCHEDULE IV
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)

					Percentage of
		Ceded to	Assumed from		Amount
		Other	Other		Assumed to
Premiums Written	Gross	Companies	Companies	Net Amount	Net

Year ended December 31, 2009: Property and liability insurance	$1,152,150	$415,400	$869,300	$1,606,050	54%
Year ended December 31, 2008: Property and liability insurance	$1,426,366	$462,130	$820,054	$1,784,290	46%
Year ended December 31, 2007: Property and liability insurance	$741,556	$206,140	$1,039,559	$1,574,975	66%

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)
Year Ended December 31, 2009

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,831	$115,148	$146,979
Reserve for Losses and Loss Expenses	1,679,990	1,477,036	3,157,026
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	390,826	441,735	832,561
Net Premiums Earned	823,703	809,489	1,633,192
Net Investment Income (1)	—	—	284,200
Net Losses and Loss Expenses
Current Year	645,086	372,443	1,017,529
Prior Year	(92,078)	(58,811)	(150,889)
Amortization of Deferred Acquisition Costs	84,724	183,247	267,971
Paid Losses and Loss Expenses	440,678	409,718	850,396
Net Premiums Written	740,310	865,740	1,606,050

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
Year Ended December 31, 2008

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$59,534	$101,336	$160,870
Reserve for Losses and Loss Expenses	1,658,857	1,576,599	3,235,456
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	496,818	388,670	885,488
Net Premiums Earned	920,389	846,096	1,766,485
Net Investment Income (1)	—	—	130,176
Net Losses and Loss Expenses
Current Year	752,733	539,238	1,291,971
Prior Year	(70,998)	(85,542)	(156,540)
Amortization of Deferred Acquisition Costs	103,783	196,130	299,913
Paid Losses and Loss Expenses	566,528	561,379	1,127,907
Net Premiums Written	980,598	803,692	1,784,290

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands of United States dollars)
Year Ended December 31, 2007

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$52,185	$116,783	$168,968
Reserve for Losses and Loss Expenses	1,182,626	1,709,598	2,892,224
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	412,557	442,528	855,085
Net Premiums Earned	502,082	1,092,718	1,594,800
Net Investment Income (1)	—	—	281,276
Net Losses and Loss Expenses
Current Year	370,626	537,842	908,468
Prior Year	(80,413)	(78,974)	(159,387)
Amortization of Deferred Acquisition Costs	72,044	235,532	307,576
Paid Losses and Loss Expenses	147,053	614,265	761,318
Net Premiums Written	551,970	1,023,005	1,574,975

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.
3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008.
4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.2	Specimen Class A Share Certificate. Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.
4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.
4.4	Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
4.5	Amendment to Form of Warrant for Ordinary Shares. Incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.
4.6	Form of Warrant for Class A Shares. Incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.
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

10.6
Amended and Restated Account Control Agreement, dated as of May 8, 2007, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007

10.7
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme; Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of March 20, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 23, 2009.

10.8
Warrant Purchase Agreement, by and among Aon Alexander & Alexander U.K. Pension Scheme; Aon Bain Hogg Pension Scheme; Aon Minet Pension Scheme; Aon U.K. Pension Scheme, Jenner Fenton Slade 1980 Scheme and Endurance Specialty Holdings Ltd., dated as of June 17, 2009. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 18, 2009.

10.9
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

Exhibit
Number	Description of Document
10.15	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.16	Form of Share Option Agreement No. 2. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**
10.17	Form of Option Dividend Restricted Share Unit Agreement. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**
10.18	2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.19	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**
10.20	Form of Restricted Share Agreement. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.21	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.22	2005 Sharesave Scheme. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2005.**
10.23
Amended and Restated Employment Agreement, dated as of December 22, 2008, by and between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2008. **

10.24
Amendment No. 1 to Amended and Restated Employment Agreement, dated March 11, 2009, between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2009.**

10.25
Amendment No. 2 to Amended and Restated Employment Agreement, dated August 13, 2009, between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2009.**

10.26	Form of Amended and Restated Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2009.**
10.27	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 4, 2009.**
10.28	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2008.**
10.29
Amendment No. 1 to Share Option Agreement made as of June 1, 2006, between Endurance Specialty Holdings Ltd. and Steven W. Carlsen. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 6, 2006.**

10.30
Consulting Agreement, effective as of June 1, 2006, by and between Endurance Services Limited and Shadowbrook Advising Inc. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 6, 2006.**

10.31
Non-Executive Chairman Employment Agreement, dated as of February 26, 2010, by and between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2010.**

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