Form 10-Q
period 2010-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2010-05-07
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended March 31, 2010,
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of May 4, 2010
Ordinary Shares — $1.00 par value	53,968,176

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	MARCH 31,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS

Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,732,355 and $4,535,121 at March 31, 2010 and December 31, 2009)	$4,793,451	$4,548,618
Short-term investments, available for sale at fair value (amortized cost: $389,971 and $534,736 at March 31, 2010 and December 31, 2009)	389,937	534,678
Preferred equity securities, available for sale at fair value (cost: $7,195 and $6,182 at March 31, 2010 and December 31, 2009)	12,329	11,023
Other investments, under the equity method	368,035	351,352

Total investments	5,563,752	5,445,671
Cash and cash equivalents	668,049	528,944
Premiums receivable, net	935,244	565,348
Deferred acquisition costs	163,639	146,979
Securities lending collateral	128,299	66,913
Prepaid reinsurance premiums	179,603	120,941
Losses recoverable	246,583	467,664
Accrued investment income	28,746	30,367
Goodwill and intangible assets	189,246	191,450
Deferred tax asset	30,502	17,252
Other assets	62,890	85,165

Total assets	$8,196,553	$7,666,694

LIABILITIES
Reserve for losses and loss expenses	$3,138,905	$3,157,026
Reserve for unearned premiums	1,228,559	832,561
Deposit liabilities	39,729	42,638
Reinsurance balances payable	153,174	220,435
Securities lending payable	128,265	66,968
Debt	528,357	447,664
Other liabilities	158,477	112,119

Total liabilities	5,375,466	4,879,411

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — $1.00 par value, 8,000,000 issued and outstanding (2009 — 8,000,000); aggregate liquidation preference $200,000 (2009 — $200,000)	8,000	8,000
Common shares
Ordinary — $1.00 par value, 54,229,674 issued and outstanding (2009 — 55,115,702)	54,230	55,116
Additional paid-in capital	882,684	929,577
Accumulated other comprehensive income	95,413	52,148
Retained earnings	1,780,760	1,742,442

Total shareholders’ equity	2,821,087	2,787,283

Total liabilities and shareholders’ equity	$8,196,553	$7,666,694

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Revenues
Gross premiums written	$818,869	$783,306
Ceded premiums written	(115,927)	(200,391)

Net premiums written	702,942	582,915
Change in unearned premiums	(337,753)	(204,640)

Net premiums earned	365,189	378,275
Net investment income	56,479	64,550
Net realized gains on investment sales	3,544	3,241

Total other-than-temporary impairment losses	(769)	(12,126)
Portion of loss recognized in other comprehensive income	(92)	—

Net impairment losses recognized in earnings	(861)	(12,126)

Other underwriting income	295	3,597

Total revenues	424,646	437,537

Expenses
Net losses and loss expenses	232,597	220,136
Acquisition expenses	63,944	68,274
General and administrative expenses	58,965	60,257
Amortization of intangibles	2,588	2,588
Net foreign exchange losses (gains)	5,971	(62)
Interest expense	7,608	7,555

Total expenses	371,673	358,748

Income before income taxes	52,973	78,789
Income tax benefit (expense)	2,816	(492)

Net income	55,789	78,297

Preferred dividends	(3,875)	(3,875)

Net income available to common and participating common shareholders	$51,914	$74,422

Comprehensive income
Net income	$55,789	$78,297
Other comprehensive income (loss)
Net unrealized holding losses on investments arising during the period (net of applicable deferred income taxes ($1,579) and $2,804 for the three months ended March 31, 2010 and 2009)	54,268	(12,546)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (net of applicable deferred income taxes Nil and Nil for the three months ended March 31, 2010 and 2009)	92	—
Reclassification adjustment for net realized losses and net impairment losses included in net income	(2,683)	8,885
Foreign currency translation adjustments	(8,434)	(3,835)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22

Other comprehensive income (loss)	43,265	(7,474)

Comprehensive income	$99,054	$70,823

Per share data
Basic earnings per common share	$0.95	$1.30

Diluted earnings per common share	$0.91	$1.24

Dividend per common share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	55,116	57,203
Issuance of common shares	449	477
Repurchase of common shares	(1,335)	(207)

Balance, end of period	54,230	57,473

Additional paid-in capital
Balance, beginning of period	929,577	1,029,363
Issuance of common shares	(235)	(240)
Repurchase of common shares and share equivalents	(47,101)	(8,891)
Issuance of restricted share units in lieu of dividends	—	2
Public offering and registration costs	(12)	(26)
Settlement of equity awards	(3,203)	(1,415)
Stock-based compensation expense	3,658	3,980

Balance, end of period	882,684	1,022,773

Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of period	16,109	4,363
Foreign currency translation adjustments	(8,434)	(3,835)

Balance, end of period	7,675	528

Unrealized holding gains (losses) on investments:
Balance, beginning of period	38,247	(134,732)
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	51,585	(3,661)
Other-than-temporary impairment losses during the period	92	—

Balance, end of period	89,924	(138,393)

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,208)	(2,296)
Net change from current period hedging transactions, net of reclassification adjustment	22	22

Balance, end of period	(2,186)	(2,274)

Total accumulated other comprehensive income (loss)	95,413	(140,139)

Retained earnings
Balance, beginning of period	1,742,442	1,245,382
Net income	55,789	78,297
Issuance of restricted share units in lieu of dividends	—	(2)
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(13,596)	(14,369)

Balance, end of period	1,780,760	1,305,433

Total shareholders’ equity	$2,821,087	$2,253,540

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash flows provided by operating activities:
Net income	$55,789	$78,297
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net premium (discount) on investments	1,826	(3,335)
Amortization of other intangibles and depreciation	5,418	5,323
Net realized gains on investment sales	(3,544)	(3,241)
Net impairment losses recognized in earnings	861	12,126
Deferred taxes	(14,829)	(9,189)
Stock-based compensation expense	3,658	3,980
Equity in earnings of other investments	(16,969)	(10,454)
Premiums receivable, net	(369,896)	(408,232)
Deferred acquisition costs	(16,660)	3,200
Prepaid reinsurance premiums	(58,662)	(133,390)
Losses recoverable	221,081	211,856
Accrued investment income	1,621	6,363
Other assets	29,107	11,194
Reserve for losses and loss expenses	(18,121)	(81,082)
Reserve for unearned premiums	395,998	337,304
Deposit liabilities	(2,909)	(3,910)
Reinsurance balances payable	(67,261)	113,933
Other liabilities	(18,798)	(2,414)

Net cash provided by operating activities	127,710	128,329

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	844,295	698,392
Proceeds from sales of short term investments	312,358	1,232
Proceeds from sales of preferred equity securities	956	4,288
Proceeds from maturities and calls on fixed maturity investments	168,143	133,462
Proceeds from maturities and calls on short term investments	296,523	68,758
Proceeds from the redemption of other investments	487	8,864
Purchases of fixed maturity investments	(1,149,084)	(1,077,719)
Purchases of short term investments	(465,265)	(98,810)
Purchases of preferred equity investments	(448)	—
Purchase of other investments	(202)	—
Purchases of fixed assets	(451)	(3,550)
Change in securities lending collateral received	(61,386)	(7,381)
Net cash paid for subsidiary acquisition	(385)	(244)

Net cash used in investing activities	(54,459)	(272,708)

Cash flows provided by (used in) financing activities:
Issuance of common shares	170	193
Repurchase of common shares	(49,026)	(9,098)
Change in securities lending collateral	61,297	7,197
Settlement of equity awards	(3,203)	(1,415)
Offering and registration costs paid	(1,035)	(375)
Proceeds from issuance of debt	80,962	33
Repayments of debt	(294)	(154)
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(13,467)	(14,637)

Net cash provided by (used in) financing activities	71,529	(22,131)

Effect of exchange rate changes on cash and cash equivalents	(5,675)	(2,462)

Net increase (decrease) in cash and cash equivalents	139,105	(168,972)
Cash and cash equivalents, beginning of period	528,944	1,061,994

Cash and cash equivalents, end of period	$668,049	$893,022

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
1.	General
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries:

Operating Subsidiaries	Domicile
Endurance Specialty Insurance Ltd.	Bermuda
Endurance Worldwide Insurance Limited	England
Endurance Reinsurance Corporation of America	Delaware
Endurance American Insurance Company	Delaware
Endurance American Specialty Insurance Company	Delaware
Endurance Risk Solutions Assurance Co.	Delaware
American Agri-Business Insurance Company and ARMtech Insurance Services, Inc.	Texas
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).
Certain reclassifications have been made for 2009 to conform to the 2010 presentation and have no impact on net income previously reported.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies
On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-6 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the following:
•	The amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers. Transfers into each level are to be disclosed separately from transfers out of each level.
•	The reasons for transfers in or out of Level 3. If significant, the transfers into Level 3 are disclosed separately from transfers out of Level 3.
•	Information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.
In addition, ASU 2010-6 also amends ASC 820 to clarify certain existing disclosure requirements as follows:
•	Reporting entities are required to provide fair values for each class of assets and liabilities. The previous guidance required separate fair value for each major category of assets and liabilities.
•	Reporting entities are required to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.
ASU 2010-6 is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.
In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation for determining which company, if any, has a controlling financial interest in a variable interest entity. The updated guidance requires an analysis of whether a company has the following:
•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and
•	the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.
Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.
The updated guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.
For a detailed discussion of the Company’s other significant accounting and reporting policies, please refer to the 2009 Annual Report on Form 10-K.
3.	Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Available for sale investments	$43,490	$56,453
Other investments	16,969	10,455
Cash and cash equivalents	92	397

	$60,551	$67,305
Investment expenses	(4,072)	(2,755)

Net investment income	$56,479	$64,550

The following table summarizes the composition of the available for sale portfolio by investment ratings assigned by rating agencies at March 31, 2010 and December 31, 2009. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	March 31, 2010		December 31, 2009
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$849,363	16.3%	$774,996	15.2%
AAA / Aaa	3,064,669	59.0%	3,388,723	66.5%
AA / Aa	376,283	7.2%	219,746	4.3%
A / A	638,021	12.3%	473,779	9.3%
BBB	59,453	1.2%	46,646	1.0%
Below BBB	206,708	4.0%	189,188	3.7%
Not rated	1,220	0.0%	1,241	0.0%

Total	$5,195,717	100.0%	$5,094,319	100.0%

Contractual maturities of available for sale securities are shown below as of March 31, 2010 and December 31, 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

	March 31, 2010		December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$622,072	$624,137	$683,505	$684,381
Due after one year through five years	1,868,492	1,897,073	1,762,035	1,788,265
Due after five years through ten years	537,717	540,797	448,728	448,026
Due after ten years	101,932	108,919	143,634	153,247
Residential mortgage-backed securities
Agency mortgage-backed securities	800,371	832,073	896,179	923,422
Non-agency mortgage-backed securities	287,250	261,450	292,359	256,748
Commercial mortgage-backed securities
Agency mortgage-backed securities	30,952	32,264	31,628	32,851
Non-agency mortgage-backed securities	576,553	589,993	543,406	529,911
Asset-backed securities	304,182	309,011	274,565	277,468

Total	$5,129,521	$5,195,717	$5,076,039	$5,094,319

At March 31, 2010 and December 31, 2009, the Company held insurance enhanced bonds (corporate, asset-backed and municipal securities), in the amount of $31.0 million and $35.7 million, respectively, which represented approximately 0.6% and 0.7% of our available for sale portfolio. At March 31, 2010, the overall credit quality of the insured bond portfolio had an average rating of “Baa” from Moody’s and “BBB” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Caa” by Moody’s and “C” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds at March 31, 2010 include Financial Guarantee Insurance Company ($14.8 million), Ambac Financial Group, Inc. ($5.7 million), Assured Guaranty Municipal Corp. ($6.6 million), National Public Finance Guarantee Corp. ($3.5 million), and Syncora Holdings Ltd. ($0.3 million).
In addition to the Company’s available for sale investment portfolio, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, equity long and short positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under other investments. At March 31, 2010 and December 31, 2009, the Company had invested, net of capital returned, a total of $295.2 million and $295.5 million, respectively, in the Funds. At March 31, 2010 and December 31, 2009, the carrying value of the Funds was $368.0 million and $351.4 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Note 9).
Net Realized Gains on Investment Sales
Realized gains on investment sales are recognized in earnings using the first in and first out method. The analysis of net realized gains on investment sales for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Gross realized gains on investment sales	$9,523	$20,898
Gross realized losses on investment sales	(5,979)	(17,657)

Net realized investment losses	$3,544	$3,241

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses and other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at March 31, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
March 31, 2010	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$843,202	$12,049	$(5,888)	$849,363	—
U.S. state and municipal securities	64,573	2,743	(73)	67,243	—
Foreign government securities	143,947	3,439	(40)	147,346	—
Government guaranteed corporate securities	775,518	5,737	(403)	780,852	—
Corporate securities	905,807	20,471	(2,422)	923,856	—
Residential mortgage-backed securities
Agency mortgage-backed securities	800,371	32,710	(1,008)	832,073	—
Non-agency mortgage-backed securities	287,250	2,323	(28,123)	261,450	(41,509)
Commercial mortgage-backed securities
Agency mortgage-backed securities	30,952	1,312	—	32,264	—
Non-agency mortgage-backed securities(1)	576,553	18,176	(4,736)	589,993	(109)
Asset-backed securities	304,182	6,825	(1,996)	309,011	—

Total fixed maturity investments	$4,732,355	$105,785	$(44,689)	$4,793,451	$(41,618)
Short-term investments	389,971	4	(38)	389,937	—
Preferred equity securities	7,195	5,134	—	12,329	—

Total	$5,129,521	$110,923	$(44,727)	$5,195,717	$(41,618)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $8.0 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income (loss) and does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2010, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income (loss) was $16.2 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
December 31, 2009	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$773,454	$12,113	$(10,571)	$774,996	$—
U.S. state and municipal securities	83,947	5,697	—	89,644	—
Foreign government securities	142,134	4,179	(42)	146,271	—
Government guaranteed corporate securities	909,341	4,901	(673)	913,569	—
Corporate securities	588,108	18,384	(2,754)	603,738	—
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	29,133	(1,890)	923,422	—
Non-agency mortgage-backed securities	292,359	2,019	(37,630)	256,748	(41,811)
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	1,223	—	32,851	—
Non-agency mortgage-backed securities(1)	543,406	7,194	(20,689)	529,911	(109)
Asset-backed securities	274,565	5,866	(2,963)	277,468	—

Total fixed maturity investments	$4,535,121	$90,709	$(77,212)	$4,548,618	$(41,920)
Short-term investments	534,736	7	(65)	534,678	—
Preferred equity securities	6,182	4,841	—	11,023	—

Total	$5,076,039	$95,557	$(77,277)	$5,094,319	$(41,920)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $6.7 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income (loss) and does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2009, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income (loss) was $22.0 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2010	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(4,134)	$296,932	$(1,754)	$22,238	$(5,888)	$319,170
U.S. state and municipal securities	(73)	9,347	—	—	(73)	9,347
Foreign government securities	(40)	30,614	—	—	(40)	30,614
Government guaranteed corporate securities	(403)	164,930	—	—	(403)	164,930
Corporate securities	(1,926)	360,692	(496)	14,615	(2,422)	375,307
Residential mortgage-backed securities
Agency mortgage-backed securities	(1,008)	84,903	—	15	(1,008)	84,918
Non-agency mortgage-backed securities	(5,040)	62,852	(23,083)	176,838	(28,123)	239,690
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(506)	55,256	(4,230)	59,710	(4,736)	114,966
Asset-backed securities	(135)	38,767	(1,861)	24,654	(1,996)	63,421

Total fixed maturity investments	$(13,265)	$1,104,293	$(31,424)	$298,070	$(44,689)	$1,402,363
Short-term investments	(38)	21,810	—	—	(38)	21,810
Preferred equity securities	—	—	—	—	—	—

Total	$(13,303)	$1,126,103	$(31,424)	$298,070	$(44,727)	$1,424,173

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income (loss) at March 31, 2010.
As of March 31, 2010, 436 available for sale securities were in an unrealized loss position. Of those, 170 securities had been in a continuous unrealized loss position for twelve months or greater.

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
The analysis of OTTI for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Total other-than-temporary impairment losses	$(769)	$(12,126)
Portion of loss recognized in other comprehensive income (loss)	(92)	—

Net impairment losses recognized in earnings	$(861)	$(12,126)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The $0.9 million of OTTI losses recognized by the Company in the first quarter of 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. At March 31, 2010, the Company had not made any decisions to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2010:

Beginning balance at January 1, 2010	$(13,122)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(92)
Reductions for securities sold during the period	41

Ending balance at March 31, 2010	$(13,173)

For the three months ended March 31, 2009, the Company recorded $12.1 million of OTTI losses which included losses related to both credit and non-credit related factors.
Securities Lending
The Company also participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, securities of U.S. government agencies, mortgage-backed securities, asset-backed securities and corporate fixed maturity securities. At March 31, 2010, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and overnight repurchase agreements. Securities with an estimated fair value of $127.0 million and $65.7 million were on loan under the program at March 31, 2010 and December 31, 2009, respectively. The Company was liable for cash collateral under the Company’s control of $126.7 million and $67.0 million at March 31, 2010 and December 31, 2009, respectively. Non-cash collateral in the form of U.S. government and agency securities of $1.6 million was held at March 31, 2010. As of March 31, 2010 and December 31, 2009, the fair value of the investments purchased with the cash collateral received from the borrower was $126.7 million and $66.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aa1” by Moody’s and “AAA” by Standard & Poor’s at March 31, 2010. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.
Variable Interest Entities
Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIE”). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and private equity limited partnerships issued by third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2010. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded partnership commitments.

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
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own view about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Valuation inputs by security type may include the following:
•	Government and agencies securities — These securities are generally priced by pricing services or index providers. The pricing services or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate option adjusted spreads, daily interest rate data and market/sector news. The Company generally classifies the fair values of government and agencies securities in Level 2.
•	Government guaranteed corporate securities — These securities are generally priced by pricing services or index providers. The pricing service or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical spread models which may incorporate inputs from the U.S treasury curve or LIBOR. The Company generally classifies the fair values of its government guaranteed corporate securities in Level 2.
•	Corporate securities — These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its corporate securities in Level 2.
•	Preferred equity securities — These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its preferred equity securities in Level 2.
•	Structured securities including agency and non-agency, residential and commercial, mortgage and asset-backed securities — These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables set forth the Company’s available for sale investments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at
		March 31, 2010
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$849,363	$44,735	$804,628	$—
U.S. state and municipal securities	67,243	—	67,243	—
Foreign government securities	147,346	—	147,346	—
Government guaranteed corporate securities	780,852	—	780,852	—
Corporate securities	923,856	—	923,737	119
Residential mortgage-backed securities
Agency mortgage-backed securities	832,073	—	832,073	—
Non-agency mortgage-backed securities	261,450	—	261,268	182
Commercial mortgage-backed securities
Agency mortgage-backed securities	32,264	—	32,264	—
Non-agency mortgage-backed securities	589,993	—	583,576	6,417
Asset-backed securities	309,011	—	309,011	—

Total fixed maturity investments	$4,793,451	$44,735	$4,741,998	$6,718
Short-term investments	389,937	550	389,387	—
Preferred equity securities	12,329	—	12,329	—

Total	$5,195,717	$45,285	$5,143,714	$6,718

During the quarter ended March 31 2010, $45.3 million of fixed maturity and short-term investments were acquired and classified within Level 1 as they represented current issue or on the run U.S. treasury securities. As a result of the new U.S. treasury securities issued, the $18.4 million of Level 1 securities at December 31, 2009 were transferred out of Level 1 to Level 2 as they no longer qualified as on the run securities.
During the quarter ended March 31 2010, $1.1 million of fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities for which observable inputs were no longer available at March 31, 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
During the quarter ended March 31 2010, $0.3 million of certain fixed maturities were transferred into Level 2 from Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities for which observable inputs became available.

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

Level 3 assets represented less than 0.13% and 0.11% of the Company’s total available for sale assets at March 31, 2010 and December 31, 2009, respectively.
There were no material changes in the Company’s valuation techniques for the three months ended March 31, 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at March 31, 2010 and December 31, 2009, respectively:

Fair Value Measurements at March 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$128,299	$—	$128,299	$—

Fair Value Measurements at December 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$66,913	$—	$66,913	$—

The following table presents a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2010:

Three months ended
March 31, 2010

Level 3, beginning of period	$5,554
Total net realized gains included in earnings	1
Total net realized and unrealized losses included in earnings	(472)
Change in unrealized gains included in other comprehensive income (loss)	1,039
Change in unrealized losses included in other comprehensive income (loss)	(153)
Purchases	41
Sales	(69)
Transfers in to Level 3	1,111
Transfers out of Level 3	(334)

Level 3, end of period	$6,718

Level 3 securities are primarily comprised of non-agency commercial mortgaged-backed securities. Losses on Level 3 securities in the amount of $0.3 million, representing realized losses due to other-than-temporary impairments, were included in net impairment losses recognized in earnings for the three months ended March 31, 2010 and were attributable to the change in unrealized gains or losses related to fixed income investments still held at March 31, 2010.
At March 31, 2010 and December 31, 2009, the carrying value of the Company’s other investments was $368.0 million and $351.4 million, respectively, which approximates fair value.
At March 31, 2010 and December 31, 2009, the carrying value of the Company’s senior notes was $528.2 million and $447.4 million and the fair value was $526.3 million and $439.1 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings’ ordinary and class A shares (also referred to as “common shares”) and participating common shares, which includes unvested restricted shares which receive cash dividends, according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. The remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company’s unvested restricted shares, which receive cash dividends, are considered participating common shares.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	2010	2009
Numerator:
Net income available to common and participating common shareholders	$51,914	$74,422
Less amount allocated to participating common shareholders	(936)	(1,385)

Net income allocated to common shareholders	$50,978	$73,037

Denominator:
Weighted average shares — basic
Outstanding	53,403,677	56,258,821
Vested restricted share units	8,069	43,127

Weighted average shares — basic	53,411,746	56,301,948

Share equivalents:
Warrants	1,897,301	2,037,403
Options	972,486	667,871
Restricted share units	14,928	—

Weighted average shares — diluted	56,296,461	59,007,222

Basic earnings per common share	$0.95	$1.30

Diluted earnings per common share	$0.91	$1.24

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share, cont’d.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on February 11, 2010 (2009 — $0.484375). The preferred share dividend was paid on March 15, 2010 to shareholders of record on March 1, 2010. Endurance Holdings also declared a dividend of $0.25 per common share on February 11, 2010 (2009 — $0.25). The dividend was paid on March 31, 2010 to shareholders of record on March 17, 2010.

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

Dividends declared per preferred share	$0.484375	$0.484375

Dividends declared per common share	$0.25	$0.25

6.	Debt
On March 23, 2010, the Company issued an additional $85.0 million principal amount of 7% Senior Notes due July 15, 2034, which were originally issued on July 15, 2004. On the closing of this additional issuance, the Company had a total par value of $335.0 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than their date of issue, their initial purchase price to the public and their first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with, the previously issued 7% Senior Notes. Endurance intends to use the proceeds from the additional 7% Senior Notes for general corporate purposes.
The 7% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.
7.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees.
No options were granted, exercised, expired or vested during the quarters ended March 31, 2010 and 2009. There were no unrecognized stock-based compensation expenses related to unvested stock options at March 31, 2010 and 2009.
During the quarter ended March 31, 2010, the Company granted an aggregate of 506,454 (2009 — 283,605) restricted shares and restricted share units with weighted average grant date fair values of $19.4 million (2009 — $6.4 million). During the quarter ended March 31, 2010, the aggregate fair value of restricted shares and restricted share units that vested was $7.5 million (2009 — $7.1 million). For the quarter ended March 31, 2010, compensation costs recognized in earnings for all restricted shares and restricted share units were $3.8 million (2009 — $4.0 million). At March 31, 2010, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $22.1 million (2009 — $17.0 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Stock-based employee compensation and other stock plans, cont’d.
The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended March 31, 2010, total expenses related to the Company’s Employee Share Purchase Plan were approximately $43,800 (2009 — $57,200).
8.	Segment reporting
The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments: Insurance and Reinsurance, which are comprised of the following lines of business:
Insurance segment lines of business
•	Agriculture
•	Professional Lines
•	Casualty
•	Property
•	Healthcare Liability
•	Workers’ Compensation
Reinsurance segment lines of business
•	Catastrophe
•	Casualty
•	Property
•	Aerospace and Marine
•	Surety and Other Specialty
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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2010:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$464,341	$354,528	$818,869
Ceded premiums written	(115,400)	(527)	(115,927)

Net premiums written	348,941	354,001	702,942

Net premiums earned	145,676	219,513	365,189
Other underwriting (loss) income	(2)	297	295

	145,674	219,810	365,484

Expenses
Net losses and loss expenses	86,084	146,513	232,597
Acquisition expenses	17,426	46,518	63,944
General and administrative expenses	30,121	28,844	58,965

	133,631	221,875	355,506

Underwriting income (loss)	$12,043	$(2,065)	$9,978

Net loss ratio	59.0%	66.8%	63.7%
Acquisition expense ratio	12.0%	21.2%	17.5%
General and administrative expense ratio	20.7%	13.1%	16.1%

Combined ratio	91.7%	101.1%	97.3%

Reserve for losses and loss expenses	$1,601,640	$1,537,265	$3,138,905

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2009:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$522,214	$261,092	$783,306
Ceded premiums written	(199,784)	(607)	(200,391)

Net premiums written	322,430	260,485	582,915

Net premiums earned	180,674	197,601	378,275
Other underwriting income	2,959	638	3,597

	183,633	198,239	381,872

Expenses
Net losses and loss expenses	98,804	121,332	220,136
Acquisition expenses	24,841	43,433	68,274
General and administrative expenses	29,759	30,498	60,257

	153,404	195,263	348,667

Underwriting income	$30,229	$2,976	$33,205

Net loss ratio	54.7%	61.4%	58.2%
Acquisition expense ratio	13.7%	22.0%	18.1%
General and administrative expense ratio	16.5%	15.4%	15.9%

Combined ratio	84.9%	98.8%	92.2%

Reserve for losses and loss expenses	$1,576,803	$1,577,571	$3,154,374

The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2010 and 2009:

	2010	2009

Total underwriting income	$9,978	$33,205
Net investment income	56,479	64,550
Net foreign exchange (losses) gains	(5,971)	62
Net realized investment gains	3,544	3,241
Net impairment losses recognized in earnings	(861)	(12,126)
Amortization of intangibles	(2,588)	(2,588)
Interest expense	(7,608)	(7,555)

Income before income taxes	$52,973	$78,789

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the three months ended March 31, 2010 and 2009:

	For the three months ended		For the three months ended
	March 31, 2010		March 31, 2009
	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
Business Segment	written	written	written	written
Insurance
Agriculture	$350,199	$268,107	$378,410	$223,303
Professional Lines	33,508	27,602	35,137	29,622
Casualty	34,228	21,038	30,624	17,880
Property	26,523	14,088	27,751	17,487
Healthcare Liability	20,316	18,523	19,713	17,209
Workers’ Compensation	(433)	(417)	30,579	16,929

Total Insurance	464,341	348,941	522,214	322,430

Reinsurance
Catastrophe	122,669	122,759	109,449	109,449
Casualty	107,974	107,263	75,392	75,169
Property	64,522	64,522	34,788	34,788
Aerospace and marine	18,066	18,031	12,226	12,130
Surety and other specialty	41,297	41,426	29,237	28,949

Total Reinsurance	354,528	354,001	261,092	260,485

Total	$818,869	$702,942	$783,306	$582,915

9.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at March 31, 2010 and December 31, 2009 amounted to $246.6 million and $467.7 million, respectively. At March 31, 2010, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poors.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the periods ended March 31, 2010 and 2009, respectively:

Broker	2010	2009

Aon Benfield	17.1%	18.4%
Marsh & McLennan Companies, Inc.	17.4%	14.5%
Willis Companies	6.1%	6.7%

Total of largest brokers	40.6%	39.6%

Letters of credit. As of March 31, 2010, the Company had issued letters of credit of $472.7 million (December 31, 2009 — $605.3 million) under its credit facility in favor of certain ceding companies.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
Investment commitments. As of March 31, 2010 and December 31, 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $173.0 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2010 and December 31, 2009, the Company had also pledged $518.0 million and $664.0 million of its fixed maturity investments as collateral for $472.7 million and $605.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2010 and December 31, 2009, cash and fixed maturity investments with fair values of $366.4 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $10.6 million and $12.4 million were on deposit with Canadian regulators, respectively.
The Company was subject to certain commitments with respect to other investments at March 31, 2010 and December 31, 2009. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2010 of $76.9 million (December 31, 2009 — $72.1 million) of its other investments held at March 31, 2010. In addition, as of March 31, 2010, the Company was committed to investing a further $1.7 million (December 31, 2009 — $1.7 million) in various investment funds classified as other investments.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2010 are as follows:

Twelve Months Ended March 31,	Amount

2011	$10,942
2012	11,026
2013	11,054
2014	7,719
2015	4,799
2016 and thereafter	14,376

$59,916

Total rent expense under operating leases for the three months ended March 31, 2010 was $2.5 million (2009 — $2.7 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three month period ended March 31, 2010 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2009 Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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

The Company writes specialty lines of property and casualty insurance and reinsurance on a global basis. We define specialty lines as those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. The Company’s portfolio of specialty lines of business is organized into two business segments, Insurance and Reinsurance.
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
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2009 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to the 2009 Annual Report on Form 10-K. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations — For the Three Month Periods Ended March 31, 2010 and 2009
The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2010 and 2009, which are summarized below:

	Three Months Ended
	March 31,	March 31,
	2010	2009	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$818,869	$783,306	4.5%
Ceded premiums written	(115,927)	(200,391)	(42.1%)

Net premiums written	702,942	582,915	20.6%

Net premiums earned	365,189	378,275	(3.5%)
Net investment income	56,479	64,550	(12.5%)
Net realized gains on investment sales	3,544	3,241	9.4%
Net impairment losses recognized in earnings	(861)	(12,126)	(92.9%)
Other underwriting income	295	3,597	(91.8%)

Total revenues	424,646	437,537	(2.9%)

Expenses
Losses and loss expenses	232,597	220,136	5.7%
Acquisition expenses	63,944	68,274	(6.3%)
General and administrative expenses	58,965	60,257	(2.1%)
Amortization of intangibles	2,588	2,588	—
Net foreign exchange losses (gains)	5,971	(62)	NM (2)
Interest expense	7,608	7,555	0.7%
Income tax (benefit) expense	(2,816)	492	NM (2)

Net income	$55,789	$78,297	(28.4%)

Net loss ratio	63.7%	58.2%	5.5
Acquisition expense ratio	17.5%	18.1%	(0.6)
General and administrative expense ratio	16.1%	15.9%	0.2

Combined ratio	97.3%	92.2%	5.1

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended March 31, 2010 were $818.9 million, an increase of $35.6 million, or 4.5%, compared to the same period in 2009. Net written premiums in the three months ended March 31, 2010 were $702.9 million, an increase of $120.0 million, or 20.6%. The increase in net premiums written was attributable to growth across the Reinsurance segment together with an increase in premium retention in the agriculture line of the Insurance segment. Partially offsetting the growth in net premiums written in the first quarter of 2010 compared to the same period in 2009 was a decline in net premiums written in the Insurance segment’s workers’ compensation line as the Company ceased writing this business during the first quarter of 2009.
Net premiums earned for the three months ended March 31, 2010 were $365.2 million, a decrease of $13.1 million, or 3.5%, from the first quarter of 2009. The decrease in net premiums earned resulted principally from the reduced levels of net written premiums recorded through the 2009 fiscal year compared with prior periods.

Net Investment Income
Endurance’s net investment income of $56.5 million decreased 12.5% or $8.1 million for the quarter ended March 31, 2010 as compared to the same period in 2009. Investment income generated by the Company’s fixed maturity investments declined by $13.0 million in the current period compared with the same period in 2009 due to lower reinvestment rates during the current quarter. During the first quarter of 2010, the Company’s alternative investments and high yield funds, included in other investments generated a positive return of $17.0 million compared to a positive return of $10.5 million in the first quarter of 2009. The Company’s cash and cash equivalents and investments including net pending investment trades held at March 31, 2010 increased 13.1% compared to March 31, 2009 as a result of positive net operating cash flows throughout 2009 and the first quarter of 2010. Investment expenses, including investment management fees, for the first quarter of 2010 were $4.1 million compared to $2.8 million for the same period in 2009. The increase in investment expenses was due to the addition of a new asset manager during the current period, from a larger investment portfolio and increased monitoring activity conducted in the current period compared with the same period in 2009.
The annualized net earned yield and total return of the investment portfolio for the three months ended March 31, 2010 and 2009 and market yield and portfolio duration as of March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Annualized net earned yield(1)	3.82%	4.63%

Total return on investment portfolio(2)	1.73%	0.95%

Market yield(3)	2.78%	5.00%

Portfolio duration in years(4)	2.35	2.06

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed maturity investments held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed maturity investments held by the Company’s investment managers.
During the first quarter of 2010, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 45 basis point range, with a high of 2.68% and a low of 2.23%. Investment grade corporate and agency structured security spreads narrowed approximately 29 and 1 basis points, respectively, during the quarter ended March 31, 2010. During the quarter ended March 31, 2010, the Company reduced its exposures to certain short term and government guaranteed corporate issues, and through the reinvestment of sales proceeds, portfolio returns and operating cash flows, increased its allocation to corporate securities. The duration of the fixed income portfolio, which includes fixed maturity investments, short term investments and preferred equity securities, has increased compared to March 31, 2009 primarily due to the decreased allocation to short term investments and shorter duration government guaranteed corporate securities.

Net Realized Gains on Investment Sales
Our investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2010 were $1,157.6 million compared to $703.9 million during the three months ended March 31, 2009. Realized investment gains and losses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$9,523	$20,898

Gross realized losses on investment sales	(5,979)	(17,657)

Net realized gains on investment sales	$3,544	$3,241

Net Impairment Losses Recognized in Earnings
During the three months ended March 31, 2010, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at March 31, 2010. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(769)	$(12,126)

Portion of loss recognized in other comprehensive income (loss)	(92)	—

Net impairment losses recognized in earnings	$(861)	$(12,126)

The $0.9 million of other-than-temporary impairment (“OTTI”) losses recognized by the Company in the first quarter of 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities.
For the first quarter ended March 31, 2009, the Company recorded $12.1 million of OTTI losses in earnings. This amount included a portion related to credit losses and a portion related to non-credit related factors. Non-credit-related factors included market and sector related factors, including limited liquidity and credit spread widening.

Net Foreign Exchange Losses (Gains)
During the first quarter of 2010, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $6.0 million compared to foreign exchange gains of $0.1 million for the same period of 2009. The net foreign exchange losses resulted from the strengthening of the U.S. dollar compared to other currencies during the first quarter of 2010. The Company also had net unrealized foreign exchange gains of $5.0 million (2009 — $0.1 million) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains on investments within accumulated other comprehensive income (loss).
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended March 31, 2010, the Chilean earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $65.0 million in relation to the two events. The net losses from the Chilean earthquake and windstorm Xynthia added 17.8 percentage points to the Company’s net loss ratio for the first quarter of 2010. During the three months ended March 31, 2009, there were no significant catastrophic events that impacted the Company’s net loss ratio.
Losses from claims related to prior accident years were lower than expected, resulting in the reserves for losses and loss expenses held by the Company for those accident years being moderately redundant. During the quarters ended March 31, 2010 and 2009, the Company’s previously estimated ultimate losses for prior accident years were reduced by $38.6 million and $39.3 million, respectively. The overall net reduction in the Company’s estimated losses for prior accident years experienced in the first quarter of 2010 occurred in all lines of business in the Insurance segment and in the short tail and other lines of business in the Reinsurance segment.
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
Acquisition Expenses
The small decrease in the acquisition expense ratio for the three months ended March 31, 2010 compared to the same period of 2009 was primarily due to the Company exiting the Insurance segment’s workers’ compensation line in 2009, which carried a relatively high acquisition expense ratio.
General and Administrative Expenses
Both the Company’s general and administrative expenses and expense ratio for the first quarter of 2010 were in line with those of the same period in 2009. At March 31, 2010, the Company had a total of 783 employees as compared to 776 employees at March 31, 2009.

Net Income
The Company’s net income for the three months ended March 31, 2010 of $55.8 million, a decline against net income of $78.3 million recorded for the three months ended March 31, 2009. The decrease of $22.5 million between the periods was a result of higher loss and loss expenses recorded relating to the Chilean earthquake and Windstorm Xynthia, contracting net premiums earned and a reduction in net investment income, offset by reduced impairment losses recognized on investments.
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
As of March 31, 2010, the Company had accrued losses and loss expenses reserves of $3.1 billion (December 31, 2009 — $3.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three month periods ended March 31, 2010 and 2009, the Company’s net paid losses and loss expenses were $19.5 million and $77.0 million, respectively.
As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report on Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report on Form 10-K.

Losses and loss expenses for the three months ended March 31, 2010 are summarized as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$6,576	$(5,913)	$663
Long tail	60,915	(1,441)	59,474
Other	36,272	(10,325)	25,947

Total Insurance	103,763	(17,679)	86,084

Reinsurance:
Short tail	123,586	(19,546)	104,040
Long tail	41,868	1,376	43,244
Other	1,974	(2,745)	(771)

Total Reinsurance	167,428	(20,915)	146,513

Totals	$271,191	$(38,594)	$232,597

Losses and loss expenses for the three months ended March 31, 2010 included $38.6 million in favorable development of reserves relating to prior accident years. This favorable development benefited the Company’s reported net loss ratio by approximately 10.6 percentage points. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all lines of business included within the Insurance segment and in the short tail and other lines of business in the Reinsurance segment.
For the three months ended March 31, 2010, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.
Insurance
Short Tail Insurance. For the three months ended March 31, 2010, the favorable loss emergence in the short tail insurance reserve category was primarily due to lower than expected claims reported related to the property line of business.
Long Tail Insurance. For the three months ended March 31, 2010, the modest amount of favorable loss emergence in the long tail insurance reserve category was due to lower than expected loss activity, primarily within the casualty and professional lines of business.
Other Insurance. Lower than anticipated agriculture claims settlements for the 2009 crop year resulted in a reduction in prior years estimated loss and loss expenses within this reserve category for the three months ended March 31, 2010.
Reinsurance
Short Tail Reinsurance. For the three months ended March 31, 2010, favorable loss emergence in the short tail reinsurance reserve category was primarily due to lower than expected claims reported within the property, surety, and aerospace lines of business.

Long Tail Reinsurance. For the three months ended March 31, 2010, the Company recorded a minimal amount of unfavorable loss emergence in the long tail reinsurance reserve category. This was primarily due to slightly higher than expected claims reported within the casualty line of business.
Other Reinsurance. There was a modest amount of favorable prior year loss reserve development related to this reserve category for the three months ended March 31, 2010 primarily due to favorable loss settlement activity within certain specialty lines of business including special accounts and personal accident.
Losses and loss expenses for the three months ended March 31, 2009 are summarized as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$15,308	$(13,419)	$1,889
Long tail	76,412	(12,654)	63,758
Other	43,882	(10,725)	33,157

Total Insurance	135,602	(36,798)	98,804

Reinsurance:
Short tail	86,521	(4,983)	81,538
Long tail	34,064	4,697	38,761
Other	3,267	(2,234)	1,033

Total Reinsurance	123,852	(2,520)	121,332

Totals	$259,454	$(39,318)	$220,136

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
Reserves for losses and loss expenses were comprised of the following at March 31, 2010:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$24,754	$29,876	$54,630
Long tail	284,110	1,144,881	1,428,991
Other	57,347	60,672	118,019

Total Insurance	366,211	1,235,429	1,601,640

Reinsurance:
Short tail	333,455	318,724	652,179
Long tail	240,149	581,665	821,814
Other	7,693	55,579	63,272

Total Reinsurance	581,297	955,968	1,537,265

Totals	$947,508	$2,191,397	$3,138,905

Reserves for losses and loss expenses were comprised of the following at December 31, 2009:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$30,371	$30,709	$61,080
Long tail	277,148	1,141,658	1,418,806
Other	182,838	17,266	200,104

Total Insurance	490,357	1,189,633	1,679,990

Reinsurance:
Short tail	338,161	266,219	604,380
Long tail	256,668	551,622	808,290
Other	7,759	56,607	64,366

Total Reinsurance	602,588	874,448	1,477,036

Totals	$1,092,945	$2,064,081	$3,157,026

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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,	March 31,
	2010	2009	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$464,341	$522,214	(11.1%)
Ceded premiums written	(115,400)	(199,784)	(42.2%)

Net premiums written	348,941	322,430	8.2%

Net premiums earned	145,676	180,674	(19.4%)
Other underwriting income	(2)	2,959	NM (2)

	145,674	183,633	(20.7%)

Expenses
Losses and loss expenses	86,084	98,804	(12.9%)
Acquisition expenses	17,426	24,841	(29.8%)
General and administrative expenses	30,121	29,759	1.2%

	133,631	153,404	(12.9%)

Underwriting income	$12,043	$30,229	(60.2%)

Net loss ratio	59.0%	54.7%	4.3
Acquisition expense ratio	12.0%	13.7%	(1.7)
General and administrative expense ratio	20.7%	16.5%	4.2

Combined ratio	91.7%	84.9%	6.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums. Gross premiums written for the first quarter of 2010 in the Insurance segment decreased by $57.9 million over the first quarter of 2009. Gross and net premiums written for each line of business in the Insurance segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31, 2010		March 31, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$350,199	$268,107	$378,410	$223,303
Professional Lines	33,508	27,602	35,137	29,622
Casualty	34,228	21,038	30,624	17,880
Property	26,523	14,088	27,751	17,487
Healthcare Liability	20,316	18,523	19,713	17,209
Workers’ Compensation	(433)	(417)	30,579	16,929

Total	$464,341	$348,941	$522,214	$322,430

The increase in the Insurance segment’s net premiums written for the three months ended March 31, 2010 compared to 2009 was driven by growth in agriculture net premiums written of $44.8 million. The Company decreased its ceded premiums through the federally sponsored crop insurance program as well as discontinued a third party reinsurance program. The increase in net premiums written due to reduced cessions was partially offset by a decline in gross premiums recorded compared to the prior year period as reduced commodity prices resulted in a decline in rates. Agriculture insurance writings are seasonal in nature with the majority of net premiums written recorded in the first and third quarters of the year. In addition, net premiums written in the Insurance segment decreased due to the Company’s exit in the first quarter of 2009 from the workers’ compensation line which contributed net premiums written of $16.9 million in the first quarter of 2009.
The net premiums earned by the Company in the Insurance segment in the three months ended March 31, 2010 decreased compared to 2009, primarily due to the Company exiting the workers’ compensation line early in 2009.
Net Losses and Loss Expenses. The increase in the net loss ratio in the Company’s Insurance segment for the three months ended March 31, 2010 compared to the same period in 2009 reflected lower levels of favorable prior year loss reserve development in 2010. During the first quarter of 2010, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $17.7 million, which decreased the net loss ratio by 12.1 percentage points, as compared to reductions of $36.8 million, which decreased the net loss ratio by 20.4 percentage points, for the three months ended March 31, 2009. The agriculture, casualty, property and workers’ compensation lines of business all experienced net reductions in estimated losses for prior accident years in the three months ended March 31, 2010 as claims have not materialized or were settled for lower amounts than were originally estimated. The current year accident ratio decreased by 4.0 percentage points for the three months ended March 31, 2010 compared to the same period in 2009 due to reductions in losses in the agriculture, casualty and property lines of business.
Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment for the three months ended March 31, 2010 reduced to 12.0% from 13.7% for the three months ended March 31, 2009 as a result of the Company exiting the workers’ compensation line in 2009, which had higher associated commission expenses.
General and Administrative Expenses. General and administrative expenses in the Insurance segment for the first quarter of 2010 were in line with the same period in 2009. The general and administrative expense ratio increased between periods by 4.2 percentage points as a result of a decline in net premiums earned in the first quarter of 2010 compared to the same period in 2009.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,	March 31,
	2010	2009	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$354,528	$261,092	35.8%
Ceded premiums written	(527)	(607)	(13.2%)

Net premiums written	354,001	260,485	35.9%

Net premiums earned	219,513	197,601	11.1%
Other underwriting income	297	638	(53.4%)

	219,810	198,239	10.9%

Expenses
Losses and loss expenses	146,513	121,332	20.8%
Acquisition expenses	46,518	43,433	7.1%
General and administrative expenses	28,844	30,498	(5.4%)

	221,875	195,263	13.6%

Underwriting (loss) income	$(2,065)	$2,976	NM (2)

Ratios
Loss ratio	66.8%	61.4%	5.4
Acquisition expense ratio	21.2%	22.0%	(0.8)
General and administrative expense ratio	13.1%	15.4%	(2.3)

Combined ratio	101.1%	98.8%	2.3

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums. In the first quarter of 2010, gross premiums written in the Reinsurance segment increased by 35.8% over the first quarter of 2009. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31, 2010		March 31, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$122,669	$122,759	$109,449	$109,449
Casualty	107,974	107,263	75,392	75,169
Property	64,522	64,522	34,788	34,788
Aerospace and Marine	18,066	18,031	12,226	12,130
Surety and other specialty	41,297	41,426	29,237	28,949

Total	$354,528	$354,001	$261,092	$260,485

Net premiums written in the Reinsurance segment for the first quarter of 2010 were $354.0 million compared to $260.5 million of premiums written in the same period in 2009. The increase in net premiums written in the Reinsurance segment for the current quarter compared to the same period in 2009 was primarily due to growth in premiums related to the casualty, property, catastrophe and agriculture lines. The casualty line of business experienced increased premiums recorded on renewal business, a significant positive premium adjustment and new premiums generated from both new and existing client relationships. The growth in premiums in the property, catastrophe and agriculture lines was generated by new business, partially offset in some areas by declines in rates.
Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2010 increased compared to the first quarter of 2009, due to the growth in gross premiums written in this business segment in more recent periods.
Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2010 increased compared to the first quarter of 2009 as a result of catastrophe losses incurred in the period related to the Chilean earthquake and Windstorm Xynthia. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $65.0 million in relation to the two events. The net losses from the Chilean earthquake and Windstorm Xynthia added 29.6 percentage points to the Reinsurance segment’s net loss ratio for the first quarter of 2010. During the three months ended March 31, 2009, there were no significant catastrophic events. The Company recorded $20.9 million or 9.5 percentage points of favorable prior year loss reserve development in the first quarter of 2010 compared to $2.5 million or 1.3 percentage points in the same quarter last year. During the first quarter of 2010, more favorable loss reserve development emanated from this segment’s short tail line of business compared to the first quarter of 2009, due to lower than expected claims within the property, surety, and aerospace lines of business.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment decreased for the first quarter of 2010 as compared to the first quarter of 2009. The decrease in the acquisition expense ratio for the first quarter was generally due to lower profit commissions.
General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in the three months ended March 31, 2010 decreased from the same period in 2009 primarily as a result of the growth in overall premiums earned.
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
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2010, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $612 million (December 31, 2009 — $610 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2009, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2010 without the prior approval of the applicable insurance regulator. At March 31, 2010, Endurance Risk Solutions and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.8 million and $0.6 million, respectively, without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements imposed no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2010, Endurance U.K. did not have profits available for distributions.
The Company’s aggregate invested assets, including fixed maturity investments, short term investments, preferred equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2010 totaled $6.2 billion compared to aggregate invested assets of $6.0 billion as of December 31, 2009. The increase in invested assets since December 31, 2009 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income and the issuance of debt offset by losses and loss expenses paid, interest and dividends paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares. Cash flows from operations for the three months ended March 31, 2010 showed little change compared to the same period in 2009.
As of March 31, 2010 and December 31, 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $173.0 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2010 and December 31, 2009, the Company had also pledged $518.0 million and $664.0 million of its fixed maturity investments as collateral for $472.7 million and $605.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2010 and December 31, 2009, cash and fixed maturity investments with fair values of $366.4 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $10.6 million and $12.4 million were on deposit with Canadian regulators, respectively.
On March 23, 2010, the Company issued an additional $85.0 million principal amount of its 7% Senior Notes due July 15, 2034, which were originally issued on July 15, 2004. On the closing of this additional issuance, the Company had a total par value of $335 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than their date of issue, their initial purchase price to the public and their first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with, the previously issued 7% Senior Notes. Endurance intends to use the proceeds from the additional 7% Senior Notes for general corporate purposes.

The 7% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.
Under the Company’s amended and restated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion which expires May 8, 2012. As of March 31, 2010, there were no borrowings under this line of credit and letters of credit outstanding under the facility were $472.7 million.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2010, absent the occurrence of one or more significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, exercise its variable equity forward contract or arrange for additional financing. However, there can be no assurance that the Company will be successful in executing these strategies.
Currency and Foreign Exchange
The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K, which is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2009 Annual Report on Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Information about Market Risk” included in the Company’s 2009 Annual Report on Form 10-K.

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

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs(1)(2)	Plans or Programs(1)(2)
January 1, 2010 – January 31, 2010	685,000	$36.56	685,000	5,728,635
February 1, 2010 – February 28, 2010	479,653	$35.70	479,653	5,248,982
March 1, 2010 – March 31, 2010	170,000	$36.85	170,000	5,078,982

Total	1,334,653	$36.29	1,334,653	5,078,982

(1)	Ordinary shares or share equivalents.

(2)	At its meeting on November 4, 2009, the Board of Directors of the Company authorized the repurchase of up to a total of 8,000,000 ordinary shares and share equivalents through November 4, 2011, superceding all previous authorizations.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit
Number	Description

4.1
Third Supplemental Indenture, by and between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon, formerly known as the Bank of New York, dated March 26, 2010. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.1
Underwriting Agreement, by and between Endurance Specialty Holdings Ltd. and Banc of America Securities LLC, as representative of the several underwriters named therein, dated March 23, 2010. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.2
Non-Executive Chairman Employment Agreement, dated February 26, 2010, by and between the Company and Mr. Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2010.**

10.3
Non-Executive Chairman Indemnification Agreement, dated February 26, 2010, by and between the Company and Mr. Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 1, 2010.**

10.4
Amended and Restated Employment Agreement, dated February 18, 2010, by and between the Company and Mr. David Cash. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 23, 2010.**

10.5
Amended and Restated Employment Agreement, dated February 18, 2010, by and between the Company and Mr. William Jewett. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 23, 2010.**

10.6
Form of Indemnification Agreement, dated February 18, 2010, by and between the Company and Messrs. David Cash and William Jewett. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 23, 2010.**

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

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: May 7, 2010	By:	/s/ David S. Cash
David S. Cash
Chief Executive Officer

Date: May 7, 2010	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)