Form 10-Q
period 2010-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2010-08-06
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended June 30, 2010,
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of August 2, 2010
Ordinary Shares — $1.00 par value	51,896,314

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	JUNE 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,794,670 and $4,535,121 at June 30, 2010 and December 31, 2009)	$4,908,774	$4,548,618
Short-term investments, available for sale at fair value (amortized cost: $272,731 and $534,736 at June 30, 2010 and December 31, 2009)	272,706	534,678
Preferred equity securities, available for sale at fair value (amortized cost: $7,192 and $6,182 at June 30, 2010 and December 31, 2009)	11,952	11,023
Other investments, under the equity method	346,938	351,352

Total investments	5,540,370	5,445,671
Cash and cash equivalents	690,761	528,944
Premiums receivable, net	1,086,818	565,348
Deferred acquisition costs	175,479	146,979
Securities lending collateral	281,391	66,913
Prepaid reinsurance premiums	143,438	120,941
Losses recoverable	247,888	467,664
Accrued investment income	30,880	30,367
Goodwill and intangible assets	186,657	191,450
Deferred tax asset	25,941	17,252
Other assets	80,815	85,165

Total assets	$8,490,438	$7,666,694

LIABILITIES
Reserve for losses and loss expenses	$3,274,637	$3,157,026
Reserve for unearned premiums	1,186,857	832,561
Deposit liabilities	39,641	42,638
Reinsurance balances payable	209,533	220,435
Securities lending payable	281,391	66,968
Debt	528,363	447,664
Other liabilities	125,911	112,119

Total liabilities	5,646,333	4,879,411

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2009 — 8,000,000); aggregate liquidation preference $200,000 (2009 — $200,000)	8,000	8,000
Common shares
Ordinary — $1.00 par value, 52,663,877 issued and outstanding (2009 — 55,115,702)	52,664	55,116
Additional paid-in capital	822,572	929,577
Accumulated other comprehensive income	138,605	52,148
Retained earnings	1,822,264	1,742,442

Total shareholders’ equity	2,844,105	2,787,283

Total liabilities and shareholders’ equity	$8,490,438	$7,666,694

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues
Gross premiums written	$489,568	$559,155	$1,308,437	$1,342,461
Ceded premiums written	(38,765)	(79,128)	(154,692)	(279,519)

Net premiums written	450,803	480,027	1,153,745	1,062,942
Change in unearned premiums	5,592	(45,807)	(332,161)	(250,447)

Net premiums earned	456,395	434,220	821,584	812,495
Net investment income	33,351	88,834	89,830	153,384
Net realized gains (losses) on investment sales	2,657	(1,500)	6,201	1,741

Total other-than-temporary impairment losses	(738)	(37,809)	(1,507)	(49,935)
Portion of loss recognized in other comprehensive income	(254)	31,165	(346)	31,165

Net impairment losses recognized in earnings	(992)	(6,644)	(1,853)	(18,770)

Other underwriting (loss) income	(2,663)	596	(2,368)	4,193

Total revenues	488,748	515,506	913,394	953,043

Expenses
Net losses and loss expenses	292,947	270,816	525,544	490,952
Acquisition expenses	66,708	63,850	130,652	132,124
General and administrative expenses	55,676	54,529	114,641	114,786
Amortization of intangibles	2,588	2,588	5,176	5,176
Net foreign exchange losses (gains)	129	(27,723)	6,100	(27,785)
Interest expense	9,050	7,538	16,658	15,093

Total expenses	427,098	371,598	798,771	730,346

Income before income taxes	61,650	143,908	114,623	222,697

Income tax (expense) benefit	(3,057)	5,232	(241)	4,740

Net income	58,593	149,140	114,382	227,437
Preferred dividends	(3,875)	(3,875)	(7,750)	(7,750)

Net income available to common and participating common shareholders	$54,718	$145,265	$106,632	$219,687

Comprehensive income
Net income	$58,593	$149,140	$114,382	$227,437
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of applicable deferred income taxes of ($6,168) and ($2,504) for the six months ended June 30, 2010 and 2009, respectively)	46,540	112,326	100,808	99,780
Portion of other-than-temporary impairment losses recognized in other comprehensive income (net of applicable deferred taxes of Nil and $1,266 for the six months ended June 30, 2010 and 2009)	254	(29,899)	346	(29,899)
Foreign currency translation adjustments	(1,959)	15,298	(10,393)	11,463
Reclassification adjustment for net realized gains included in net income	(1,665)	8,144	(4,348)	17,029
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	44	44

Other comprehensive income	43,192	105,891	86,457	98,417

Comprehensive income	$101,785	$255,031	$200,839	$325,854

Per share data
Basic earnings per common share	$1.02	$2.53	$1.97	$3.83

Diluted earnings per common share	$0.97	$2.42	$1.88	$3.65

Dividend per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009

Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	55,116	57,203
Issuance of common shares	753	456
Repurchase of common shares	(3,205)	(568)

Balance, end of period	52,664	57,091

Additional paid-in capital
Balance, beginning of period	929,577	1,029,363
Issuance of common shares	5,452	63
Repurchase of common shares and share equivalents	(114,590)	(25,222)
Public offering and registration costs	63	(47)
Settlement of equity awards	(4,996)	(2,692)
Stock-based compensation expense	7,066	6,909

Balance, end of period	822,572	1,008,374

Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of period	16,109	4,363
Foreign currency translation adjustments	(10,393)	11,463

Balance, end of period	5,716	15,826

Unrealized holding gains (losses) on investments, net of deferred taxes:
Balance, beginning of period	38,247	(134,732)
Cumulative effect of a change in accounting principle	—	(33,247)
Net unrealized holding gains arising during the period, net of reclassification adjustment	96,460	116,809
Other-than-temporary impairment losses during the period	346	(29,899)

Balance, end of period	135,053	(81,069)

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,208)	(2,296)
Net change from current period hedging transactions, net of reclassification adjustment	44	44

Balance, end of period	(2,164)	(2,252)

Total accumulated other comprehensive income (loss)	138,605	(67,495)

Retained earnings
Balance, beginning of period	1,742,442	1,245,382
Cumulative effect of a change in accounting principle, net of deferred tax	—	33,247
Net income	114,382	227,437
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(26,810)	(28,689)

Balance, end of period	1,822,264	1,469,627

Total shareholders’ equity	$2,844,105	$2,475,597

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Cash flows provided by operating activities:
Net income	$114,382	$227,437
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium (discount) on investments	3,640	(966)
Amortization of other intangibles and depreciation	10,528	10,591
Net realized gains on investment sales	(6,201)	(1,741)
Net impairment losses recognized in earnings	1,853	18,770
Deferred taxes	(14,896)	(6,533)
Stock-based compensation expense	7,066	6,909
Equity in earnings of other investments	(10,018)	(50,961)
Premiums receivable, net	(521,470)	(443,275)
Deferred acquisition costs	(28,500)	(11,044)
Prepaid reinsurance premiums	(22,497)	(73,676)
Losses recoverable	219,776	196,229
Other assets	2,980	265
Reserve for losses and loss expenses	117,611	28,986
Reserve for unearned premiums	354,296	326,986
Deposit liabilities	(2,997)	(6,835)
Reinsurance balances payable	(10,902)	37,687
Other liabilities	1,523	(33,050)

Net cash provided by operating activities	216,174	225,779

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,289,946	1,430,643
Proceeds from sales of short term investments	393,825	10,354
Proceeds from sales of preferred equity securities	956	11,477
Proceeds from maturities and calls on fixed maturity investments	301,114	275,142
Proceeds from maturities and calls on short term investments	512,550	110,335
Proceeds from the redemption of other investments	14,633	16,495
Purchases of fixed maturity investments	(1,829,080)	(1,730,835)
Purchases of short term investments	(645,679)	(114,094)
Purchase of preferred equity securities	(448)	—
Purchases of other investments	(202)	—
Purchases of fixed assets	(1,677)	(5,693)
Change in investment of securities lending collateral	(214,478)	(61,906)
Net cash paid in acquisition	(384)	(259)

Net cash used in investing activities	(178,924)	(58,341)

Cash flows provided by (used in) financing activities:
Issuance of common shares	6,115	434
Repurchase of common shares	(121,706)	(25,790)
Offering and registration costs paid	(2,064)	(750)
Change in securities lending collateral	214,423	59,828
Settlement of equity awards	(4,996)	(2,692)
Proceeds from issuance of debt	81,401	260
Repayments of bank debt	(769)	(242)
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(26,807)	(28,801)

Net cash provided by (used in) financing activities	137,847	(5,503)

Effect of exchange rate changes on cash and cash equivalents	(13,280)	10,971

Net increase in cash and cash equivalents	161,817	172,906
Cash and cash equivalents, beginning of period	528,944	1,061,994

Cash and cash equivalents, end of period	$690,761	$1,234,900

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
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries (collectively, the “Company”). All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio, fair value measurements of certain portions of the investment portfolio and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
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
2.	Summary of significant accounting policies
On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). ASU 2010-6 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the following:
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
ASU 2010-6 was effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.
In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation for determining which company, if any, has a controlling financial interest in a variable interest entity. The updated guidance requires an analysis of whether a company has the following:
•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and
•	the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.
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
2.	Summary of significant accounting policies, cont’d.
For a detailed discussion of the Company’s other significant accounting and reporting policies, please refer to the 2009 Annual Report on Form 10-K.
3.	Investments
Composition of Net Investment Income and Invested Assets
The components of net investment income for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Available for sale investments	$43,837	$50,471	$87,327	$106,924
Other investments	(6,951)	40,506	10,018	50,961
Cash and cash equivalents	100	825	192	1,222

	$36,986	$91,802	$97,537	$159,107
Investment expenses	(3,635)	(2,968)	(7,707)	(5,723)

Net investment income	$33,351	$88,834	$89,830	$153,384

The following tables summarize the composition of the available for sale portfolio by investment ratings assigned by rating agencies at June 30, 2010 and December 31, 2009. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	June 30, 2010		December 31, 2009
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$901,390	17.4%	$774,996	15.2%
AAA / Aaa	2,943,085	56.6%	3,388,723	66.5%
AA / Aa	424,618	8.2%	219,746	4.3%
A / A	656,295	12.6%	473,779	9.3%
BBB	55,748	1.1%	46,646	1.0%
Below BBB	207,438	4.0%	189,188	3.7%
Not rated	4,858	0.1%	1,241	0.0%

Total	$5,193,432	100.0%	$5,094,319	100.0%

Contractual maturities of available for sale securities are shown below as of June 30, 2010 and December 31, 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$575,992	$578,629	$683,505	$684,381
Due after one year through five years	2,091,261	2,139,478	1,762,035	1,788,265
Due after five years through ten years	343,160	357,337	448,728	448,026
Due after ten years	77,441	87,480	143,634	153,247
Residential mortgage-backed securities
Agency mortgage-backed securities	766,703	805,045	896,179	923,422
Non-agency mortgage-backed securities	277,868	256,861	292,359	256,748
Commercial mortgage-backed securities
Agency mortgage-backed securities	29,246	30,486	31,628	32,851
Non-agency mortgage-backed securities	584,382	605,581	543,406	529,911
Asset-backed securities	328,540	332,535	274,565	277,468

Total	$5,074,593	$5,193,432	$5,076,039	$5,094,319

At June 30, 2010 and December 31, 2009, the Company held insurance enhanced bonds (corporate, asset-backed and municipal securities), in the amount of $30.5 million and $35.7 million, respectively, which represented 0.6% and 0.7% of our available for sale portfolio, respectively. At June 30, 2010, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Baa” from Moody’s and “BBB” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Caa” by Moody’s and “C” by Standard & Poor’s. The financial guarantors of the Company’s insurance enhanced bonds at June 30, 2010 include Financial Guaranty Insurance Company ($14.3 million), Ambac Financial Group, Inc. ($5.8 million), Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.) ($6.6 million), National Public Finance Guarantee Corp. (formerly MBIA Insurance Corporation) ($3.4 million) and Syncora Holdings Ltd. ($0.4 million).
In addition to the Company’s available for sale portfolio, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, long and short equity positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under “other investments”. At June 30, 2010 and December 31, 2009, the Company had invested, net of capital returned, a total of $280.2 million and $295.5 million, respectively, in the Funds. At June 30, 2010 and December 31, 2009, the carrying value of the Funds was $346.9 million and $351.4 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Footnote 9).
Net Realized Gains (Losses) on Investment Sales
Realized gains and losses on investment sales are recognized in earnings using the first in and first out method. The analysis of net realized gains (losses) on investment sales for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gross realized gains on investment sales	$4,645	$14,120	$14,167	$35,019
Gross realized losses on investment sales	(1,988)	(15,620)	(7,966)	(33,278)

Net realized gains (losses) on investment sales	$2,657	$(1,500)	$6,201	$1,741

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Unrealized Gains and Losses and Other-than-Temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses and other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at June 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
June 30, 2010	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$872,437	$29,339	$(386)	$901,390	$—
U.S. state and municipal securities	24,044	939	(96)	24,887	—
Foreign government securities	140,943	3,361	(46)	144,258	—
Government guaranteed corporate securities	767,419	10,166	(161)	777,424	—
Corporate securities	1,003,088	29,947	(2,728)	1,030,307	—
Residential mortgage-backed securities
Agency mortgage-backed securities	766,703	38,402	(60)	805,045	—
Non-agency mortgage-backed securities	277,868	2,862	(23,869)	256,861	(41,256)
Commercial mortgage-backed securities
Agency mortgage-backed securities	29,246	1,244	(4)	30,486	—
Non-agency mortgage-backed securities(1)	584,382	24,724	(3,525)	605,581	(109)
Asset-backed securities	328,540	7,396	(3,401)	332,535	—

Total fixed maturity investments	$4,794,670	$148,380	$(34,276)	$4,908,774	$(41,365)
Short term investments	272,731	5	(30)	272,706	—
Preferred equity securities	7,192	4,829	(69)	11,952	—

Total	$5,074,593	$153,214	$(34,375)	$5,193,432	$(41,365)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $10.8 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income (loss) and does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2010, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income (loss) was $13.7 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
December 31, 2009	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$773,454	$12,113	$(10,571)	$774,996	$—
U.S. state and municipal securities	83,947	5,697	—	89,644	—
Foreign government securities	142,134	4,179	(42)	146,271	—
Government guaranteed corporate securities	909,341	4,901	(673)	913,569	—
Corporate securities	588,108	18,384	(2,754)	603,738	—
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	29,133	(1,890)	923,422	—
Non-agency mortgage-backed securities	292,359	2,019	(37,630)	256,748	(41,811)
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	1,223	—	32,851	—
Non-agency mortgage-backed securities(1)	543,406	7,194	(20,689)	529,911	(109)
Asset-backed securities	274,565	5,866	(2,963)	277,468	—

Total fixed maturity investments	$4,535,121	$90,709	$(77,212)	$4,548,618	$(41,920)
Short-term investments	534,736	7	(65)	534,678	—
Preferred equity securities	6,182	4,841	—	11,023	—

Total	$5,076,039	$95,557	$(77,277)	$5,094,319	$(41,920)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $6.7 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income (loss) and does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2009, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income (loss) was $22.0 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2010	Losses (1)	Value	Losses (1)	Value	Losses (1)	Value
U.S. government and agencies securities	$(177)	$45,957	$(209)	$23,725	$(386)	$69,682
U.S. state and municipal securities	(96)	7,253	—	—	(96)	7,253
Foreign government securities	(46)	27,506	—	—	(46)	27,506
Government guaranteed corporate securities	(161)	77,836	—	—	(161)	77,836
Corporate securities	(2,007)	140,101	(721)	9,417	(2,728)	149,518
Residential mortgage-backed securities
Agency mortgage-backed securities	(60)	29,182	—	—	(60)	29,182
Non-agency mortgage-backed securities	(1,140)	18,148	(22,729)	193,963	(23,869)	212,111
Commercial mortgage-backed securities
Agency mortgage-backed securities	(4)	233	—	—	(4)	233
Non-agency mortgage-backed securities	(1,205)	54,427	(2,320)	30,172	(3,525)	84,599
Asset-backed securities	(1,993)	86,375	(1,408)	24,462	(3,401)	110,837

Total fixed maturity investments	$(6,889)	$487,018	$(27,387)	$281,739	$(34,276)	$768,757
Short term investments	(30)	19,603	—	—	(30)	19,603
Preferred equity securities	(69)	1,640	—	—	(69)	1,640

Total	$(6,988)	$508,261	$(27,387)	$281,739	$(34,375)	$790,000

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at June 30, 2010.
As of June 30, 2010, 404 available for sale securities were in an unrealized loss position. Of those, 167 securities had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses (1)	Value	Losses (1)	Value	Losses (1)	Value
U.S. government and agencies securities	$(10,571)	$311,829	$—	$—	$(10,571)	$311,829
U.S. state and municipal securities	—	—	—	—	—	—
Foreign government securities	(42)	22,939	—	—	(42)	22,939
Government guaranteed corporate securities	(673)	244,473	—	—	(673)	244,473
Corporate securities	(1,948)	200,145	(806)	18,649	(2,754)	218,794
Residential mortgage-backed securities
Agency mortgage-backed securities	(1,871)	177,585	(19)	4,162	(1,890)	181,747
Non-agency mortgage-backed securities	(6,928)	57,310	(30,702)	181,356	(37,630)	238,666
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(2,069)	69,136	(18,620)	204,273	(20,689)	273,409
Asset-backed securities	(522)	34,481	(2,441)	28,282	(2,963)	62,763

Total fixed maturity investments	$(24,624)	$1,117,898	$(52,588)	$436,722	$(77,212)	$1,554,620
Short term investments	(65)	14,770	—	—	(65)	14,770
Preferred equity securities	—	—	—	—	—	—

Total	$(24,689)	$1,132,668	$(52,588)	$436,722	$(77,277)	$1,569,390

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at December 31, 2009.
As at December 31, 2009, 410 available for sale securities were in an unrealized loss position. Of those, 210 securities had been in a continuous unrealized loss position for twelve months or greater.
The analysis of OTTI for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total other-than-temporary impairment losses	$(738)	$(37,809)	$(1,507)	$(49,935)
Portion of loss recognized in other comprehensive income (loss)	(254)	31,165	(346)	31,165

Net impairment losses recognized in earnings	$(992)	$(6,644)	$(1,853)	$(18,770)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The $1.0 million of OTTI losses recognized by the Company in the second quarter of 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. At June 30, 2010, the Company had not made any decisions to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of OTTI losses were recognized in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2010:

	Three months	Six months
	ended June 30,	ended June 30,
	2010	2010

Beginning balance at January 1, 2010	$(13,173)	$(13,122)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(254)	(346)

Reduction for securities sold during the period	—	41

Ending balance at June 30, 2010	$(13,427)	$(13,427)

For the three months ended June 30, 2009, the Company recorded $6.6 million of OTTI losses due to credit related factors, and for the six months ended June 30, 2009, the Company recorded $18.8 million of OTTI losses, including losses related to both credit and non-credit related factors.
Securities Lending
The Company participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities. In the first quarter of 2008, the Company restricted future investment of cash collateral in its securities lending program to overnight repurchase agreements. Previously, the Company allowed investments in U.S. Treasuries, U.S. government agencies securities, mortgage-backed securities, asset-backed securities and corporate fixed maturity securities. At June 30, 2010, the cash collateral was invested in senior credit card and auto asset-backed securities, bank notes, debentures and overnight repurchase agreements. Securities with an estimated fair value of $227.7 million and $65.7 million were on loan under the program at June 30, 2010 and December 31, 2009, respectively. The Company was liable for collateral under the Company’s control of $281.4 million and $67.0 million at June 30, 2010 and December 31, 2009, respectively. Non-cash collateral in the form of U.S. government and agency securities of $4.2 million was held at June 30, 2010 (Nil – December 31, 2009). As of June 30, 2010 and December 31, 2009, the fair value of the investments purchased with the cash collateral and non-cash collateral received from the borrower was $281.4 million and $66.9 million. The investments purchased and the non-cash collateral held had an average credit quality rating of “Aaa” by Moody’s and “AAA” by Standard & Poor’s at June 30, 2010. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

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
The Company is involved in the normal course of business with VIEs primarily as a passive senior investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and high yield loan funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of June 30, 2010. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded partnership commitments.
4.	Fair value measurement
The Company determines the fair value of its fixed income investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2: Quoted prices for similar assets in markets that are active, quoted prices for identical or similar assets in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own view about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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
The following tables set forth the Company’s available for sale investments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at June 30, 2010 and December 31, 2009:

	Fair Value Measurements at June 30, 2010
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Total at	Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$901,390	$5,232	$896,158	$—
U.S. state and municipal securities	24,887	—	24,887	—
Foreign government securities	144,258	—	144,258	—
Government guaranteed corporate securities	777,424	—	777,424	—
Corporate securities	1,030,307	—	1,028,038	2,269
Residential mortgage-backed securities
Agency mortgage-backed securities	805,045	—	805,045	—
Non-agency mortgage-backed securities	256,861	—	256,634	227
Commercial mortgage-backed securities
Agency mortgage-backed securities	30,486	—	30,486	—
Non-agency mortgage-backed securities	605,581	—	594,966	10,615
Asset-backed securities	332,535	—	332,535	—

Total fixed maturity investments	$4,908,774	$5,232	$4,890,431	$13,111
Short term investments	272,706	—	270,332	2,374
Preferred equity securities	11,952	—	11,952	—

Total	$5,193,432	$5,232	$5,172,715	$15,485

During the three months ended June 30, 2010, $5.2 million of fixed maturity and short-term investments were acquired and classified within Level 1 as they represented current issue or on the run U.S. treasury securities. As a result of the new U.S. treasury securities issued, the $45.3 million of Level 1 securities at March 31, 2010 were transferred out of Level 1 to Level 2 as they no longer qualified as on the run securities.
During the three months ended June 30, 2010, $10.4 million of fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities for which observable inputs were no longer available at June 30, 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
During the period ended June 30, 2010, $4.8 million of certain fixed maturities were transferred into Level 2 from Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities for which observable inputs became available.

	Fair Value Measurements at December 31, 2009
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
	Total at	Identical	Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)

U.S. government and agencies securities	$774,996	$—	$774,996	$—
U.S. state and municipal securities	89,644	—	89,644	—
Foreign government securities	146,271	—	146,271	—
Government guaranteed corporate securities	913,569	—	913,569	—
Corporate securities	603,738	—	603,621	117
Residential mortgage-backed securities
Agency mortgage-backed securities	923,422	—	923,422	—
Non-agency mortgage-backed securities	256,748	—	256,741	7
Commercial mortgage-backed securities
Agency mortgage-backed securities	32,851	—	32,851	—
Non-agency mortgage-backed securities	529,911	—	524,481	5,430
Asset-backed securities	277,468	—	277,468	—

Total fixed maturity investments	$4,548,618	$—	$4,543,064	$5,554
Short term investments	534,678	18,442	516,236	—
Preferred equity securities	11,023	—	11,023	—

Total	$5,094,319	$18,442	$5,070,323	$5,554

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
Level 3 assets represented less than 0.30% and 0.11% of the Company’s total available for sale assets at June 30, 2010 and December 31, 2009, respectively.
There have been no material changes in the Company’s valuation techniques for the six months ended June 30, 2010.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009, respectively:

Fair Value Measurements at June 30, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$281,391	$—	$281,391	$—

Fair Value Measurements at December 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$66,913	$—	$66,913	$—

The following tables present a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2010:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Level 3, beginning of period	$6,718	$5,554
Total net realized gains included in earnings	8	9
Total net realized and unrealized losses included in earnings	(399)	(871)
Change in unrealized gains included in other comprehensive income (loss)	1,030	2,069
Change in unrealized losses included in other comprehensive income (loss)	(184)	(337)
Purchases	2,790	2,831
Sales	(99)	(168)
Transfers in to Level 3	10,448	11,559
Transfers out of Level 3	(4,827)	(5,161)

Level 3, end of period	$15,485	$15,485

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
Level 3 securities are primarily comprised of non-agency commercial mortgaged-backed securities. Net impairment losses recognized in earnings included losses on Level 3 securities amounting to $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2010 representing realized losses due to other-than-temporary impairments. The losses were attributable to the change in unrealized gains or losses related to fixed income investments still held at June 30, 2010.
At June 30, 2010 and December 31, 2009, the carrying value of the Company’s other investments was $346.9 million and $351.4 million, respectively, which approximates fair value.
At June 30, 2010 and December 31, 2009, the carrying value of the Company’s senior notes was $528.4 million and $447.7 million and the fair value was $539.5 million and $439.1 million, respectively.
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
5.	Earnings per share, cont’d.
The following table sets forth the computation of basic and diluted earnings per share for the three and the six months ended June 30, 2010 and 2009:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Numerator:
Net Income	$58,593	$149,140	$114,382	$227,437

Less preferred dividends	(3,875)	(3,875)	(7,750)	(7,750)

Net Income available to common and participating common shareholders	54,718	145,265	106,632	219,687
Less amount allocated to participating common shareholders(1)	(1,120)	(2,733)	(2,051)	(4,106)

Net income allocated to common shareholders	$53,598	$142,532	$104,581	$215,581

Denominator:
Weighted average shares — basic
Outstanding	52,509	56,264	52,954	56,261
Vested restricted share units	—	13	4	28

Weighted average shares — basic	52,509	56,277	52,958	56,289

Share equivalents:
Warrants	1,924	1,888	1,921	1,990
Options	773	730	877	705
Restricted share units	4	—	9	—

Weighted average shares — diluted	55,210	58,895	55,765	58,984

Basic earnings per common share	$1.02	$2.53	$1.97	$3.83

Diluted earnings per common share	$0.97	$2.42	$1.88	$3.65

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share cont’d.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on May 13, 2010 (2009 — $0.484375). The preferred share dividend was paid on June 15, 2010 to shareholders of record on June 1, 2010. Endurance Holdings also declared a dividend of $0.25 per common share on May 13, 2010 (2009 — $0.25). The dividend was paid on June 30, 2010 to shareholders of record on June 16, 2010.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

Dividends declared per preferred share	$0.484375	$0.484375	$0.96875	$0.96875

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

6.	Debt
On March 23, 2010, the Company issued an additional $85.0 million principal amount of 7% Senior Notes due July 15, 2034, which were initially issued on July 15, 2004. On the closing of this additional issuance, the Company had a total par value of $335.0 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than their date of issue, their initial purchase price to the public and their first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with the previously issued 7% Senior Notes. The Company intends to use the proceeds from the additional 7% Senior Notes for general corporate purposes.
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
No options were granted, expired or vested during the quarters ended June 30, 2010 and 2009. The total intrinsic value of options exercised during the quarter ended June 30, 2010 was $9.3 million (2009 — Nil). The Company received proceeds of $5.7 million (2009 — $0.1 million) from the exercise of options during the quarter ended June 30, 2010. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2010 and 2009.
No options were granted, expired or vested during the six months ended June 30, 2010 and 2009. The total intrinsic value of options exercised during the six months ended June 30, 2010 was $9.3 million (2009 — Nil). The Company received proceeds of $5.7 million (2009 — $0.1 million) from the exercise of options during the six months ended June 30, 2010. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2010 and 2009.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Stock-based employee compensation and other stock plans, cont’d.
During the quarter ended June 30, 2010, the Company granted an aggregate of 20,634 (2009 — 29,900) restricted shares and restricted share units with weighted average grant date fair values of $0.8 million (2009 — $0.8 million). During the quarter ended June 30, 2010, the aggregate fair value of restricted shares and restricted share units that vested was $5.7 million (2009 — $6.0 million). For the quarter ended June 30, 2010, compensation costs recognized in earnings for all restricted shares and restricted share units were $3.4 million (2009 — $2.9 million). At June 30, 2010, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $18.9 million (2009 — $14.8 million).
During the six months ended June 30, 2010, the Company granted an aggregate of 527,088 (2009 — 313,500) restricted shares and restricted share units with weighted average grant date fair values of $20.2 million (2009 — $7.2 million). During the six months ended June 30, 2010, the aggregate fair value of restricted shares and restricted share units that vested was $14.2 million (2009 — $13.2 million). For the six months ended June 30, 2010, compensation costs recognized in earnings for all restricted shares and restricted share units were $7.3 million (2009 — $6.9 million).
The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended June 30, 2010, total expenses related to the Company’s Employee Share Purchase Plan were approximately $46,300 (2009 — $53,800) and $90,100 (2009 — $111,000) for the six months ended June 30, 2010.
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
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2010:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$231,626	$257,942	$489,568
Ceded premiums written	(36,639)	(2,126)	(38,765)

Net premiums written	194,987	255,816	450,803

Net premiums earned	227,858	228,537	456,395
Other underwriting loss	—	(2,663)	(2,663)

	227,858	225,874	453,732

Expenses
Net losses and loss expenses	170,773	122,174	292,947
Acquisition expenses	16,554	50,154	66,708
General and administrative expenses	27,146	28,530	55,676

	214,473	200,858	415,331

Underwriting income	$13,385	$25,016	$38,401

Net loss ratio	74.9%	53.5%	64.2%
Acquisition expense ratio	7.3%	21.9%	14.6%
General and administrative expense ratio	11.9%	12.5%	12.2%

Combined ratio	94.1%	87.9%	91.0%

Reserve for losses and loss expenses	$1,711,918	$1,562,719	$3,274,637

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
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended June 30, 2009:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$230,792	$328,363	$559,155
Ceded premiums written	(77,030)	(2,098)	(79,128)

Net premiums written	153,762	326,265	480,027

Net premiums earned	223,588	210,632	434,220
Other underwriting income	103	493	596

	223,691	211,125	434,816

Expenses
Net losses and loss expenses	166,046	104,770	270,816
Acquisition expenses	20,855	42,995	63,850
General and administrative expenses	25,179	29,350	54,529

	212,080	177,115	389,195

Underwriting income	$11,611	$34,010	$45,621

Net loss ratio	74.3%	49.8%	62.4%
Acquisition expense ratio	9.3%	20.4%	14.7%
General and administrative expense ratio	11.3%	13.9%	12.5%

Combined ratio	94.9%	84.1%	89.6%

Reserve for losses and loss expenses	$1,689,106	$1,575,336	$3,264,442

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2010 and 2009, respectively:

	2010	2009

Total underwriting income	$38,401	$45,621
Net investment income	33,351	88,834
Net foreign exchange (losses) gains	(129)	27,723
Net realized gains (losses) on investments sales	2,657	(1,500)
Net impairment losses recognized in earnings	(992)	(6,644)
Amortization of intangibles	(2,588)	(2,588)
Interest expense	(9,050)	(7,538)

Income before income taxes	$61,650	$143,908

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the three months ended June 30, 2010 and 2009:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2010	2010	2009	2009

Insurance
Agriculture	$54,170	$45,169	$56,235	$28,713
Professional lines	56,567	49,422	62,079	54,370
Casualty	55,406	37,527	50,605	28,291
Property	43,158	40,950	40,084	22,125
Healthcare liability	22,442	22,031	23,202	22,871
Workers’ compensation	(117)	(112)	(1,413)	(2,608)

Total Insurance	231,626	194,987	230,792	153,762

Reinsurance
Catastrophe	123,808	123,808	148,380	148,380
Casualty	56,919	56,831	83,813	83,805
Property	39,999	39,999	55,245	55,245
Aerospace and marine	24,131	22,101	23,568	21,540
Surety and other specialty	13,085	13,077	17,357	17,295

Total Reinsurance	257,942	255,816	328,363	326,265

Total	$489,568	$450,803	$559,155	$480,027

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2010:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$695,967	$612,470	$1,308,437
Ceded premiums written	(152,039)	(2,653)	(154,692)

Net premiums written	543,928	609,817	1,153,745

Net premiums earned	373,534	448,050	821,584
Other underwriting loss	(2)	(2,366)	(2,368)

	373,532	445,684	819,216

Expenses
Net losses and loss expenses	256,857	268,687	525,544
Acquisition expenses	33,980	96,672	130,652
General and administrative expenses	57,267	57,374	114,641

	348,104	422,733	770,837

Underwriting income	$25,428	$22,951	$48,379

Net loss ratio	68.8%	59.9%	64.0%
Acquisition expense ratio	9.1%	21.6%	15.9%
General and administrative expense ratio	15.3%	12.8%	13.9%

Combined ratio	93.2%	94.3%	93.8%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2009:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$753,006	$589,455	$1,342,461
Ceded premiums written	(276,813)	(2,706)	(279,519)

Net premiums written	476,193	586,749	1,062,942

Net premiums earned	404,262	408,233	812,495
Other underwriting income	3,062	1,131	4,193

	407,324	409,364	816,688

Expenses
Net losses and loss expenses	264,850	226,102	490,952
Acquisition expenses	45,696	86,428	132,124
General and administrative expenses	54,938	59,848	114,786

	365,484	372,378	737,862

Underwriting income	$41,840	$36,986	$78,826

Net loss ratio	65.5%	55.4%	60.4%
Acquisition expense ratio	11.3%	21.2%	16.3%
General and administrative expense ratio	13.6%	14.6%	14.1%

Combined ratio	90.4%	91.2%	90.8%

The following table reconciles total segment results to income before income taxes for the six months ended June 30, 2010 and 2009, respectively:

	2010	2009

Total underwriting income	$48,379	$78,826
Net investment income	89,830	153,384
Net foreign exchange (losses) gains	(6,100)	27,785
Net realized gains on investments sales	6,201	1,741
Net impairment losses recognized in earnings	(1,853)	(18,770)
Amortization of intangibles	(5,176)	(5,176)
Interest expense	(16,658)	(15,093)

Income before income taxes	$114,623	$222,697

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the six months ended June 30, 2010 and 2009:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2010	2010	2009	2009

Insurance
Agriculture	$404,369	$313,276	$434,645	$252,017
Professional lines	90,075	77,024	97,216	83,992
Casualty	89,634	58,565	81,229	46,171
Property	69,681	55,038	67,835	39,612
Healthcare liability	42,758	40,554	42,915	40,080
Workers’ compensation	(550)	(529)	29,166	14,321

Total Insurance	695,967	543,928	753,006	476,193

Reinsurance
Catastrophe	246,477	246,567	257,828	257,828
Casualty	164,893	164,094	159,205	158,974
Property	104,521	104,521	90,033	90,032
Aerospace and marine	42,197	40,132	35,795	33,670
Surety and other specialty	54,382	54,503	46,594	46,245

Total Reinsurance	612,470	609,817	589,455	586,749

Total	$1,308,437	$1,153,745	$1,342,461	$1,062,942

9.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at June 30, 2010 and December 31, 2009 amounted to $247.9 million and $467.7 million, respectively. At June 30, 2010, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the six months ended June 30, 2010 and June 30, 2009, respectively:

Broker	2010	2009

Aon Benfield	23.5%	24.1%
Marsh & McLennan Companies, Inc.	19.4%	19.9%
Willis Companies	7.2%	9.5%

Total of largest brokers	50.1%	53.5%

Letters of credit. As of June 30, 2010, the Company had issued letters of credit of $407.9 million (December 31, 2009 — $605.3 million) under its credit facility in favor of certain ceding companies.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
Investment commitments. As of June 30, 2010 and December 31, 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $184.6 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2010 and December 31, 2009, the Company had also pledged $452.6 million and $664.0 million of its fixed maturity investments as collateral for $407.9 million and $605.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2010 and December 31, 2009, cash and fixed maturity investments with fair values of $363.3 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $10.3 million and $12.4 million were on deposit with Canadian regulators, respectively.
The Company was subject to certain commitments with respect to other investments at June 30, 2010 and December 31, 2009. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2010 of $68.6 million (December 31, 2009 — $72.1 million) of its other investments held at June 30, 2010. In addition, as of June 30, 2010, the Company was committed to investing a further $1.7 million (December 31, 2009 — $1.7 million) in an investment fund classified within other investments.
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
Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2010 are as follows:

Twelve Months Ended June 30,	Amount

2011	$10,987
2012	11,283
2013	10,681
2014	6,340
2015	4,438
2016 and thereafter	13,369

$57,098

Total lease expense under operating leases for the six months ended June 30, 2010 was $5.2 million (2009 — $5.6 million).
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
The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2010 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).
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
The Company’s Insurance and Reinsurance segments both include property related coverages which provide insurance or reinsurance of an insurable interest in tangible property for property loss, damage or loss of use. In addition, the Company’s Insurance and Reinsurance segments include various casualty insurance and reinsurance coverages which are primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting from such injuries.
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio, fair value measurements of certain portions of the investment portfolio and contingencies. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2009 Annual Report on Form 10-K. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated results of operations — for the three month periods ended June 30, 2010 and 2009
Results of operations for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30,	June 30,
	2010	2009	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$489,568	$559,155	(12.4%)
Ceded premiums written	(38,765)	(79,128)	(51.0%)

Net premiums written	450,803	480,027	(6.1%)

Net premiums earned	456,395	434,220	5.1%
Net investment income	33,351	88,834	(62.5%)
Net realized gains (losses) on investment sales	2,657	(1,500)	NM (2)
Net impairment losses recognized in earnings	(992)	(6,644)	(85.1%)
Other underwriting (loss) income	(2,663)	596	NM (2)

Total revenues	488,748	515,506	(5.2%)

Expenses
Losses and loss expenses	292,947	270,816	8.2%
Acquisition expenses	66,708	63,850	4.5%
General and administrative expenses	55,676	54,529	2.1%
Amortization of intangibles	2,588	2,588	0.0%
Net foreign exchange losses (gains)	129	(27,723)	NM (2)
Interest expense	9,050	7,538	20.1%
Income tax expense (benefit)	3,057	(5,232)	NM (2)

Net income	$58,593	$149,140	(60.7%)

Net loss ratio	64.2%	62.4%	1.8

Acquisition expense ratio	14.6%	14.7%	(0.1)

General and administrative expense ratio	12.2%	12.5%	(0.3)

Combined ratio	91.0%	89.6%	1.4

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended June 30, 2010 were $489.6 million, a decrease of $69.6 million, or 12.4%, compared to the same period in 2009. Net premiums written in the three months ended June 30, 2010 were $450.8 million, a decrease of $29.2 million, or 6.1% compared to the same period in 2009. The reduction in net premiums written was driven by the following factors:
•	A decrease in net written premium recorded in the catastrophe line of the Reinsurance segment due to price reductions and the Company’s decision to reduce deployed U.S. property catastrophe limits;
•	The absence of net positive premium adjustments which contributed $19.8 million to the property line in the Reinsurance segment in the second quarter of 2009 when actual reported premiums from certain ceding companies exceeded the Company’s original estimates; and
•	The shifting of the renewal of a major casualty program in the Reinsurance segment which was extended to the third quarter and contributed $16.8 million to net premiums written in the second quarter of 2009.

Partially offsetting these declines were increased premium retentions in the agriculture and U.S. based property businesses within the Insurance segment.
Net premiums earned for the three months ended June 30, 2010 were $456.4 million, an increase of $22.2 million, or 5.1%, from the second quarter of 2009, principally driven by the increase in net premiums written in the first quarter of 2010 in the Reinsurance segment.
Net Investment Income
The Company’s net investment income of $33.4 million decreased 62.5% or $55.5 million for the quarter ended June 30, 2010 as compared to the same period in 2009. Net investment income during the second quarter of 2010 included net mark to market losses of $7.0 million on alternative investments and high yield loan funds, included in other investments, as compared to mark to market gains of $40.5 million in the second quarter of 2009. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments, short term investments and preferred equity securities, decreased by $6.6 million in comparison to the same period in 2009 due to lower reinvestment rates during the current period. Investment expenses for the second quarter of 2010, including investment management fees, were $3.6 million, up from $3.0 million during the same period in 2009, reflecting a changing external manager mix and increased internal investment management expenses.
The annualized net earned yield and total return on the investment portfolio for the three months ended June 30, 2010 and 2009 and market yield and portfolio duration as of June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30,	June 30,
	2010	2009
Annualized net earned yield(1)	2.23%	6.41%

Total return on investment portfolio(2)	1.42%	3.96%

Market yield(3)	2.43%	3.77%

Portfolio duration(4)	2.19	2.07

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.
During the second quarter of 2010, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 97 basis points range, with a high of 2.74% and a low of 1.77%. Trading activity in the Company’s portfolio included reductions in non-agency residential mortgage exposures, cash and foreign government securities from prior periods and increased allocations to both government-backed and non-government-backed corporate securities and asset-backed securities. The duration of the Company’s fixed income investments has increased slightly compared to June 30, 2009 primarily due to the decreased allocation to cash and cash equivalents and the purchase of longer duration corporate securities.

Net Realized Gains (Losses) on Investment Sales
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2010 were $527.1 million compared to $748.6 million during the three months ended June 30, 2009. Net realized investment gains (losses) on investment sales for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30,	June 30,
	2010	2009
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$4,645	$14,120

Gross realized losses on investment sales	(1,988)	(15,620)

Net realized gains (losses) on investment sales	$2,657	$(1,500)

Net Impairment Losses Recognized in Earnings
During the three months ended June 30, 2010, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at June 30, 2010. The Company did not identify any such securities meeting this criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30,	June 30,
	2010	2009
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(738)	$(37,809)

Portion of loss recognized in other comprehensive income (loss)	(254)	31,165

Net impairment losses recognized in earnings	$(992)	$(6,644)

The $1.0 million of OTTI losses recognized by the Company in earnings during the second quarter of 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on structured securities (mortgage- and asset-backed) during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.3 million was shifted from a non-credit OTTI loss previously recognized in other comprehensive income (loss) to a loss recorded as a credit impairment.

For the three months ended June 30, 2009, the Company recorded $6.6 million of OTTI losses in earnings. The $31.2 million of OTTI recognized by the Company in the second quarter of 2009 as relating to non-credit related factors resulted primarily from market and sector related factors, including limited liquidity and credit spread widening.
Net Foreign Exchange Losses (Gains)
During the second quarter of 2010, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange loss of $0.1 million compared to a $27.7 million gain for the same period of 2009. The small loss incurred in the current period was due to offsetting exposures across the Company as the Euro weakened. In the prior year period, the strengthening of the U.K. pound and weakening of the U.S. dollar compared to other currencies resulted in the foreign exchange gain. The Company recorded net unrealized foreign exchange losses of $3.1 million (2009 — $15.0 million) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains (losses) on investments within accumulated other comprehensive income (loss).
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended June 30, 2010, there were no significant catastrophic events that impacted the Company’s net loss ratio.
Favorable prior year loss reserve development was $29.5 million for the second quarter of 2010 as compared to $36.0 million during the same period in 2009. In the second quarter of 2010, prior year loss reserves emerged favorably in the short tail and other lines of the Insurance segment and in the short and long tail lines of the Reinsurance segment, while in the second quarter of 2009, prior year loss reserves emerged favorably across all Insurance business lines and the short tail and other lines of the Reinsurance segment. Prior year favorable loss reserve development emerged as claims have not materialized as originally estimated by the Company.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended June 30, 2010 was comparable to that of the same period in 2009.
General and Administrative Expenses
Both the Company’s general and administrative expenses and expense ratio for the second quarter of 2010 were in line with those of the same period in 2009. At June 30, 2010, the Company had a total of 783 employees as compared to 746 employees at June 30, 2009.

Net Income
The Company produced net income of $58.6 million in the three months ended June 30, 2010, compared to net income of $149.1 million in the same period of 2009. The decrease in net income for the current period compared to the same period in 2009 was primarily due to the reduction in net investment income of $55.5 million caused by mark to market losses recorded in the current period on the Company’s alternative investments and high yield loan funds compared to mark to market gains recorded in the same period of 2009. In addition, the Company incurred a negligible net foreign exchange loss in the second quarter of 2010 compared to a foreign exchange gain of $27.7 million in the second quarter of 2009 which was due to the strengthening of the U.K. pound in relation to the U.S. dollar.
Consolidated results of operations — for the six month periods ended June 30, 2010 and 2009
Results of operations for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,308,437	$1,342,461	(2.5%)
Ceded premiums written	(154,692)	(279,519)	(44.7%)

Net premiums written	1,153,745	1,062,942	8.5%

Net premiums earned	821,584	812,495	1.1%
Net investment income	89,830	153,384	(41.4%)
Net realized gains on investment sales	6,201	1,741	256.2%
Net impairment losses recognized in earnings	(1,853)	(18,770)	(90.1%)
Other underwriting (loss) income	(2,368)	4,193	NM (2)

Total revenues	913,394	953,043	(4.2%)

Expenses
Losses and loss expenses	525,544	490,952	7.0%
Acquisition expenses	130,652	132,124	(1.1%)
General and administrative expenses	114,641	114,786	(0.1%)
Amortization of intangibles	5,176	5,176	0.0%
Net foreign exchange losses (gains)	6,100	(27,785)	NM (2)
Interest expense	16,658	15,093	10.4%
Income tax expense (benefit)	241	(4,740)	NM (2)

Net income	$114,382	$227,437	(49.7%)

Net loss ratio	64.0%	60.4%	3.6

Acquisition expense ratio	15.9%	16.3%	(0.4)

General and administrative expense ratio	13.9%	14.1%	(0.2)

Combined ratio	93.8%	90.8%	3.0

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums
Gross premiums written in the six months ended June 30, 2010 were $1,308.4 million, a decrease of $34.0 million, or 2.5%, compared to the same period in 2009. Net premiums written in the six months ended June 30, 2010 were $1,153.7 million, an increase of $90.8 million, or 8.5%, compared to the same period in 2009. The increase in net premiums written was driven primarily by increased premium retentions in the agriculture and U.S. based property businesses within the Insurance segment. Net premiums written were also positively impacted by modest growth in the property line of the Reinsurance segment as a result of new business written and increased shares on renewal contracts. Offsetting these increases was a decline in the workers’ compensation line of the Insurance segment as a result of the Company’s exit from the workers’ compensation line in the first quarter of 2009.
Net premiums earned for the six months ended June 30, 2010 were $821.6 million, an increase of $9.1 million, or 1.1%, from the six months ended June 30, 2009 principally due to growth in net premiums written experienced in the first half of 2010 compared to the same period in the prior year. Partially offsetting this growth was the impact of reduced net written premiums recorded in the second half of 2009 compared to the second half of 2008.
Net Investment Income
The Company’s net investment income of $89.8 million decreased 41.4% or $63.6 million for the six months ended June 30, 2010 as compared to the same period in 2009. Net investment income during the first six months of 2010 included net mark to market gains of $10.0 million on alternative investments and high yield loan funds, included in other investments, as compared to mark to market gains of $51.0 million in the first six months of 2009. Investment income generated by the Company’s fixed income investments decreased by $19.6 million in the first six months of 2010 compared to 2009 due to lower reinvestment rates. Investment expenses for the six months ended June 30, 2010, including investment management fees, were $7.7 million compared to $5.7 million for the same period in 2009 due to an overall increase in invested assets, changes in the Company’s external investment managers and increased internal investment management expenses.
The annualized net earned yield, total return on the investment portfolio for the six months ended June 30, 2010 and 2009 and market yield and portfolio duration as of June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Annualized net earned yield(1)	3.03%	5.53%

Total return on investment portfolio(2)	3.18%	4.94%

Market yield(3)	2.43%	3.77%

Portfolio duration(4)	2.19	2.07

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.

During the six months ended June 30, 2010, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 97 basis points range, with a high of 2.74% and a low of 1.77%. Trading activity in the Company’s portfolio included reductions in non-agency residential mortgage exposures, cash and foreign government securities from prior periods and increased allocations to both government-backed and non-government-backed corporate securities and asset-backed securities. The duration of the fixed income investments has increased compared to June 30, 2009 primarily due to the decreased allocation to cash and cash equivalents and the purchase of longer duration corporate securities.
Net Realized Gains on Investment Sales
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2010 were $1,684.7 million compared to $1,452.5 million during the six months ended June 30, 2009. Net realized investment gains on investment sales for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$14,167	$35,019

Gross realized losses on investment sales	(7,966)	(33,278)

Net realized gains on investment sales	$6,201	$1,741

Net Impairment Losses Recognized in Earnings
During the six months ended June 30, 2010, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at June 30, 2010. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
	(U.S. dollars in thousands)
Other-than-temporary impairment losses	$(1,507)	$(49,935)

Portion of loss recognized in other comprehensive income (loss)	(346)	31,165

Net impairment losses recognized in earnings	$(1,853)	$(18,770)

The $1.9 million of OTTI losses recognized by the Company in the six months ended June 30, 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on structured securities (mortgage and asset-backed) during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.3 million was shifted from a non-credit OTTI loss previously recognized in other comprehensive income (loss) to a loss recorded as a credit impairment.
For the six months ended June 30, 2009, the Company recorded $18.8 million of OTTI losses in earnings. This amount included a portion related to credit losses and a portion related to non-credit related factors. Non-credit related factors included market and sector related factors, including limited liquidity and credit spread widening.
Net Foreign Exchange Losses (Gains)
During the first six months of 2010, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $6.1 million compared to $27.8 million of gains for the same period of 2009. The current period net foreign exchange losses resulted primarily from the strengthening of the U.S. dollar compared to other currencies during the first quarter of 2010. The prior period net foreign exchange gains resulted from the strengthening of the U.K. pound sterling and weakening of the U.S. dollar compared to other currencies. The Company had offsetting net unrealized foreign exchange gains of $1.9 million (2009 — $14.9 million losses) from the revaluation of its foreign currency invested assets included in the change in net unrealized holding gains on investments within accumulated other comprehensive income (loss).
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the six months ended June 30, 2010, the Chilean earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $63.0 million in relation to the two events, which added 7.9 percentage points to the Company’s net loss ratio for the first half of 2010. In addition, the Company maintained reserves for attritional losses to reflect a number of smaller catastrophes that occurred in the first six months of 2010.
Favorable prior year loss reserve development was $68.1 million for the first six months of 2010 as compared to $75.3 million for the same period in 2009. For the six months ended June 30, 2010, prior year reserves emerged favorably across all business lines in both the Insurance and Reinsurance segment. Favorable loss development for the six months ended June 30, 2009 resulted from lower than expected reported claims in the Company’s short and long tail lines within the Insurance segment and across all business lines within the Reinsurance segment.
The Company participates in lines of business in which claims may not be reported for many years. Accordingly, management does not believe that reported claims are the only valid means for estimating ultimate obligations. Ultimate losses and loss expenses may differ materially from the amounts recorded in the Company’s consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Reserve adjustments, if any, are recorded in earnings in the period in which they are determined. The overall loss reserves were established by the Company’s actuaries and reflect management’s best estimate of ultimate losses. See “Reserve for Losses and Loss Expenses” below for further discussion.
Acquisition Expenses
The acquisition expense ratio for the six months ended June 30, 2010 was comparable to that of the same period in 2009.

General and Administrative Expenses
Both the Company’s general and administrative expenses and expense ratio for the first half of 2010 were in line with those of the same period in 2009.
Net Income
The Company earned net income of $114.4 million for the six months ended June 30, 2010, compared to net income of $227.4 million in the same period of 2009. The decrease in net income in 2010 compared to 2009 was primarily due to a decrease in net investment income of $63.6 million related to mark to market adjustments on the Company’s alternative investments and high yield loan funds. In addition, the Company experienced a net foreign exchange loss in the first six months of 2010 compared to a net foreign exchange gain in the same period in 2009 due to the lack of significant exchange rate movements in 2010 compared to those that occurred in 2009, particularly the strengthening of the U.K. pound sterling in relation to the U.S. dollar.
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
As of June 30, 2010, the Company had accrued losses and loss expenses reserves of $3.3 billion (December 31, 2009 — $3.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six month ended June 30, 2010 and 2009, the Company’s net paid losses and loss expenses were $163.7 million and $262.6 million, respectively.
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
Losses and loss expenses for the three and six months ended June 30, 2010 are summarized as follows:

	Incurred related to:		Total incurred
Three months ended June 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$6,786	$(5,632)	$1,154
Long tail	75,673	347	76,020
Other	96,413	(2,814)	93,599

Total Insurance	178,872	(8,099)	170,773

Reinsurance:
Short tail	89,398	(18,108)	71,290
Long tail	48,889	(3,848)	45,041
Other	5,266	577	5,843

Total Reinsurance	143,553	(21,379)	122,174

Totals	$322,425	$(29,478)	$292,947

	Incurred related to:		Total incurred
Six months ended June 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$13,362	$(11,545)	$1,817
Long tail	136,588	(1,094)	135,494
Other	132,685	(13,139)	119,546

Total Insurance	282,635	(25,778)	256,857

Reinsurance:
Short tail	212,984	(37,654)	175,330
Long tail	90,757	(2,472)	88,285
Other	7,240	(2,168)	5,072

Total Reinsurance	310,981	(42,294)	268,687

Totals	$593,616	$(68,072)	$525,544

Losses and loss expenses for the three and six months ended June 30, 2010 included $29.5 million and $68.1 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2010 benefited the Company’s reported loss ratio by approximately 6.5 and 8.3 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all reserving groups included within the Insurance segment and all reserving groups in the Reinsurance segment.

For the three and six months ended June 30, 2010, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.
Insurance
Short Tail Insurance. For the three and six months ended June 30, 2010, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected reported claims and favorable case reserve development related to the property line of business.
Long Tail Insurance. For the six months ended June 30, 2010, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the healthcare liability line of business. Favorable loss emergence was partially offset by adverse loss emergence related to the workers’ compensation line of business which the Company exited in 2009.
Other Insurance. Lower than anticipated agriculture claims settlements for the 2009 crop year resulted in a reduction in prior years estimated loss and loss expenses within this reserve category for the three and six months ended June 30, 2010.
Reinsurance
Short Tail Reinsurance. For the three and six months ended June 30, 2010, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, property and surety and other specialty lines of business.
Long Tail Reinsurance. For the three and six months ended June 30, 2010, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected reported claims within the U.S. professional liability line of business.
Other Reinsurance. For the three months ended June 30, 2010, the Company recorded a modest amount of unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the Company’s self insured risks business which is a part of the surety and other specialty line of business within the Reinsurance segment. For the six months ended June 30, 2010, the Company recorded a modest amount of overall favorable loss emergence within this reserve category, primarily due to lower than expected claims reported within the special accounts, agriculture and personal accident businesses included in the surety and other specialty line of business.

Losses and loss expenses for the three and six months ended June 30, 2009 are summarized as follows:

	Incurred related to:		Total incurred
Three months ended June 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$16,473	$(3,956)	$12,517
Long tail	83,843	(12,778)	71,065
Other	85,572	(3,108)	82,464

Total Insurance	185,888	(19,842)	166,046

Reinsurance:
Short tail	80,899	(13,827)	67,072
Long tail	35,413	302	35,715
Other	4,590	(2,607)	1,983

Total Reinsurance	120,902	(16,132)	104,770

Totals	$306,790	$(35,974)	$270,816

	Incurred related to:		Total incurred
Six months ended June 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$31,782	$(17,375)	$14,407
Long tail	160,254	(25,432)	134,822
Other	129,454	(13,833)	115,621

Total Insurance	321,490	(56,640)	264,850

Reinsurance:
Short tail	167,420	(18,810)	148,610
Long tail	69,477	4,999	74,476
Other	7,857	(4,841)	3,016

Total Reinsurance	244,754	(18,652)	226,102

Totals	$566,244	$(75,292)	$490,952

Losses and loss expenses for the three and six months ended June 30, 2009 included $36.0 million and $75.3 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2009 benefited the Company’s reported loss ratio by approximately 8.3 and 9.3 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all reserving groups within the Insurance segment and the short tail and other lines of the Reinsurance segment.
For the three and six months ended June 30, 2009, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance
Short Tail Insurance. For the three and six months ended June 30, 2009, prior year favorable loss reserve development for this tail was primarily a result of favorable claims emergence in the property line of business.
Long Tail Insurance. For the three and six months ended June 30, 2009, the Company recorded favorable claims emergence for this reserve category primarily due to lower than expected claims activity and favorable case settlements in the healthcare liability line of business.
Other Insurance. Lower than anticipated agriculture claims settlements for the 2008 crop year resulted in a reduction in prior years estimated loss and loss expenses within this reserve category for the three and six months ended June 30, 2009.
Reinsurance
Short Tail Reinsurance. For the three and six months ended June 30, 2009, the favorable loss emergence in the short tail reinsurance reserve category was primarily due to lower than expected reported claims within the catastrophe, property and surety lines of business.
Long Tail Reinsurance. There was no material amount of prior year unfavorable loss reserve development related to this reserve category for the three months ended June 30, 2009. For the six months ended June 30, 2009, the Company recorded a modest amount of unfavorable loss emergence in the long tail reinsurance reserve category due primarily to higher than expected claims reported within the casualty line of business in the first quarter.
Other Reinsurance. Favorable prior year loss reserve development related to this reserve category for the three months ended June 30, 2009 resulted primarily from better than expected claims settlements in the agriculture line. For the six months ended June 30, 2009, favorable loss settlement activity within agriculture and certain other specialty lines resulted in overall favorable prior year loss reserve development for this reserve category.

Reserves for losses and loss expenses were comprised of the following at June 30, 2010:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$21,529	$27,174	$48,703
Long tail	305,802	1,174,481	1,480,283
Other	164,639	18,293	182,932

Total Insurance	491,970	1,219,948	1,711,918

Reinsurance:
Short tail	319,094	348,661	667,755
Long tail	243,640	596,341	839,981
Other	4,323	50,660	54,983

Total Reinsurance	567,057	995,662	1,562,719

Totals	$1,059,027	$2,215,610	$3,274,637

Reserves for losses and loss expenses were comprised of the following at December 31, 2009:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$30,371	$30,709	$61,080
Long tail	277,148	1,141,658	1,418,806
Other	182,838	17,266	200,104

Total Insurance	490,357	1,189,633	1,679,990

Reinsurance:
Short tail	338,161	266,219	604,380
Long tail	256,668	551,622	808,290
Other	7,759	56,607	64,366

Total Reinsurance	602,588	874,448	1,477,036

Totals	$1,092,945	$2,064,081	$3,157,026

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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$231,626	$230,792	$695,967	$753,006
Ceded premiums written	(36,639)	(77,030)	(152,039)	(276,813)

Net premiums written	194,987	153,762	543,928	476,193

Net premiums earned	227,858	223,588	373,534	404,262
Other underwriting income	—	103	(2)	3,062

	227,858	223,691	373,532	407,324

Expenses
Losses and loss expenses	170,773	166,046	256,857	264,850
Acquisition expenses	16,554	20,855	33,980	45,696
General and administrative expenses	27,146	25,179	57,267	54,938

	214,473	212,080	348,104	365,484

Underwriting income	$13,385	$11,611	$25,428	$41,840

Net loss ratio	74.9%	74.3%	68.8%	65.5%
Acquisition expense ratio	7.3%	9.3%	9.1%	11.3%
General and administrative expense ratio	11.9%	11.3%	15.3%	13.6%

Combined ratio	94.1%	94.9%	93.2%	90.4%

Premiums. Net premiums written for the three and six months ended June 30, 2010 in the Insurance segment increased by 26.8% and 14.2% over the same periods in 2009, respectively. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended
	June 30, 2010		June 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$54,170	$45,169	$56,235	$28,713
Professional Lines	56,567	49,422	62,079	54,370
Casualty	55,406	37,527	50,605	28,291
Property	43,158	40,950	40,084	22,125
Healthcare Liability	22,442	22,031	23,202	22,871
Workers’ Compensation	(117)	(112)	(1,413)	(2,608)

Total	$231,626	$194,987	$230,792	$153,762

	Six Months Ended
	June 30, 2010		June 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$404,369	$313,276	$434,645	$252,017
Professional Lines	90,075	77,024	97,216	83,992
Casualty	89,634	58,565	81,229	46,171
Property	69,681	55,038	67,835	39,612
Healthcare Liability	42,758	40,554	42,915	40,080
Workers’ Compensation	(550)	(529)	29,166	14,321

Total	$695,967	$543,928	$753,006	$476,193

The increase in the Insurance segment net premiums written for the three and six months ended June 30, 2010 compared to the same periods in 2009 was driven by the following factors:
•	Increased premium retentions in the agriculture line of business. The Company decreased its ceded premiums to the Federal Crop Insurance Corporation and reduced third party reinsurance purchases. The increase in net premiums written due to reduced cessions was partially offset by a decline in gross premiums recorded in the agriculture line compared to the prior year period as reduced commodity price volatility resulted in a decline in rates;
•	Increased premium retentions in the U.S. based property business;
•	Growth in the casualty line of business as a result of modest levels of new premium recorded in the Bermuda based business together with increased premium retentions generally; and
•	A decline in workers’ compensation premiums written as a result of the Company’s exit from the workers’ compensation line of business in the first quarter of 2009.
Net premiums earned by the Company in the Insurance segment were comparable in the three months ended June 30, 2010 to the same period in 2009 but decreased in the six months ended June 30, 2010 compared to the same period in 2009. The decrease in the six month period was primarily due to the Company exiting the workers’ compensation line early in 2009 offset partly by the impact of the growth in net premiums written recorded in the agriculture and casualty lines in 2010.

Losses and Loss Expenses. The increases in the net loss ratios in the Company’s Insurance segment for the three and six months ended June 30, 2010 compared to the same periods in 2009 reflected lower levels of favorable prior year loss reserve development in 2010. These increases were partially offset by a reduction in the current accident year ratio compared to 2009 for the six month period ended June 30, 2010, as the agriculture line and the international portion of the property line experienced lower loss activity compared to the prior period. During the second quarter and first six months of 2010 the Company’s previously estimated loss and loss expense reserves for the Insurance segment for prior accident years were reduced by $8.1 million and $25.8 million respectively, which decreased the net loss ratio by 3.6 and 6.9 percentage points, as compared to reductions of $19.8 million and $56.6 million, which decreased the net loss ratio by 8.9 and 14.0 percentage points, for the three and six months ended June 30, 2009. The agriculture, property and healthcare liability lines of business all experienced net reductions in estimated losses for prior accident years in the six months ended June 30, 2010 as claims have not materialized or were settled for lower amounts than were originally estimated.
Acquisition Expenses. The Company’s acquisition expenses and acquisition expense ratios in the Insurance segment decreased during the second quarter and first six months of 2010 compared to 2009 as a result of the Company exiting the workers’ compensation line in 2009, which had higher associated commission expenses.
General and Administrative Expenses. The increases in the general and administrative expense ratios in the Insurance segment for the second quarter and first six months of 2010 as compared to 2009 were due to the reduction in third party commission and expense reimbursement offsets, primarily in the Insurance segment’s agriculture line and from a reduction in net premiums earned.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and six months ended June 30, 2010 and 2009. All amounts are presented applying reinsurance accounting to all reinsurance contracts written.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$257,942	$328,363	$612,470	$589,455
Ceded premiums written	(2,126)	(2,098)	(2,653)	(2,706)

Net premiums written	255,816	326,265	609,817	586,749

Net premiums earned	228,537	210,632	448,050	408,233
Other underwriting income (loss)	(2,663)	493	(2,366)	1,131

	225,874	211,125	445,684	409,364

Expenses
Losses and loss expenses	122,174	104,770	268,687	226,102
Acquisition expenses	50,154	42,995	96,672	86,428
General and administrative expenses	28,530	29,350	57,374	59,848

	200,858	177,115	422,733	372,378

Underwriting income	$25,016	$34,010	$22,951	$36,986

Net loss ratio	53.5%	49.8%	59.9%	55.4%
Acquisition expense ratio	21.9%	20.4%	21.6%	21.2%
General and administrative expense ratio	12.5%	13.9%	12.8%	14.6%

Combined ratio	87.9%	84.1%	94.3%	91.2%

Premiums. In the second quarter of 2010, net premiums written in the Reinsurance segment decreased by 21.6% over the same period of 2009. In the first half of 2010, net premiums written in the Reinsurance segment increased by 3.9% compared to the first half of 2009.
Gross and net premiums written for each line of business in the Reinsurance business segment for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30, 2010		June 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$123,808	$123,808	$148,380	$148,380
Casualty	56,919	56,831	83,813	83,805
Property	39,999	39,999	55,245	55,245
Aerospace and marine	24,131	22,101	23,568	21,540
Surety and other specialty	13,085	13,077	17,357	17,295

Total	$257,942	$255,816	$328,363	$326,265

	Six Months Ended
	June 30, 2010		June 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$246,477	$246,567	$257,828	$257,828
Casualty	164,893	164,094	159,205	158,974
Property	104,521	104,521	90,033	90,032
Aerospace and marine	42,197	40,132	35,795	33,670
Surety and other specialty	54,382	54,503	46,594	46,245

Total	$612,470	$609,817	$589,455	$586,749

Net premiums written in the Reinsurance segment for the three and six months ended June 30, 2010 were $255.8 million and $609.8 million compared to $326.3 million and $586.8 million during the same periods in 2009. The movements in net premiums written in the Reinsurance segment for the second quarter and six months ended June 30, 2010 compared to the same periods in 2009 were primarily due to the following factors:
•	An overall decline in catastrophe line premiums over both the three and six month periods as the Company reduced deployed limits and non-renewed business which did not meet return expectations;
•	Growth in the property line in the first quarter of 2010 from the Company’s international operations through new business and increased shares of renewals, offset in part by the absence of favorable premium adjustments, which contributed $19.8 million to net written premium in the second quarter of 2009;
•	A decline in the casualty line of business in the second quarter of 2010 due to the shifting of the renewal of a large program to the third quarter together with the non-renewal of certain business that no longer met our return requirements. This was offset by increased premiums recorded in the first quarter of 2010 from renewal business, a significant positive premium adjustment and new premiums generated from both new and existing client relationships; and
•	An increase in surety and other specialty premiums for the first half of 2010 attributable to an increase in marine business as a result of new business and increased shares on renewals generated by the Company’s international operations.
Net premiums earned by the Company in the Reinsurance segment for the second quarter and first six months of 2010 increased compared to 2009 due to the growth in gross premiums written in more recent periods.
Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and six months ended June 30, 2010 increased compared to the same periods in 2009 as a result of an increase in losses incurred in the current periods and from reduced pricing, offset by higher favorable prior year loss reserve development recognized for the second quarter and first six months of 2010 as compared to the same period in 2009. During the three months ended June 30, 2010, the Company incurred losses in its international catastrophe line from European flooding, as well as several small catastrophe events in the United States. The Company’s Reinsurance segment results for the first six months of 2010 were also impacted by net losses of $63.0 million in relation to the Chilean earthquake and Windstorm Xynthia that occurred in the first quarter of 2010. These events helped to drive higher current year accident ratios in the second quarter and first six months of 2010 compared to those periods in 2009. The Company recorded $21.4 million and $42.3 million of favorable prior year loss reserve development in the three and six months ended June 30, 2010 compared to $16.1 million and $18.7 million in the three and six months ended June 30, 2009. During the second quarter and first six months of 2010, the majority of the favorable loss reserve development emanated from the short tail catastrophe, property and surety and other specialty lines of business, as claims emergence in these lines was less than originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and six months ended June 30, 2010 were comparable to the same periods in 2009.
General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment during the three and six month periods ended June 30, 2010 decreased from the same periods in 2009 primarily as a result of the growth in overall premiums earned.
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
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2010, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $523 million (December 31, 2009 — $610 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2009, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2010 without the prior approval of the applicable insurance regulator. At June 30, 2010, Endurance Risk Solutions and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.8 million and $0.6 million, respectively, without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements imposed no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At June 30, 2010, Endurance U.K. did not have profits available for distributions.

The Company’s aggregate invested assets, including fixed maturity investments, short term investments, preferred equity securities, other investments, cash and cash equivalents and pending securities transactions, as of June 30, 2010 totaled $6.2 billion compared to aggregate invested assets of $6.0 billion as of December 31, 2009. The increase in invested assets since December 31, 2009 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income and the issuance of debt offset by losses and loss expenses paid, interest and dividends paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares. Cash flows from operations for the six months ended June 30, 2010 declined slightly compared to the first six months of 2009 as the Company’s reserves for losses and loss expenses have matured.
As of June 30, 2010 and December 31, 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $184.6 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2010 and December 31, 2009, the Company had also pledged $452.6 million and $664.0 million of its fixed maturity investments as collateral for $407.9 million and $605.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2010 and December 31, 2009, cash and fixed maturity investments with fair values of $363.3 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $10.3 million and $12.4 million were on deposit with Canadian regulators, respectively.
On March 23, 2010, the Company issued an additional $85.0 million principal amount of its 7% Senior Notes due July 15, 2034, which were initially issued on July 15, 2004. On the closing of this additional issuance, the Company had a total par value of $335 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than their date of issue, their initial purchase price to the public and their first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with, the previously issued 7% Senior Notes. Endurance intends to use the proceeds from the additional 7% Senior Notes for general corporate purposes.
The 7% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.
Under the Company’s amended and restated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion which expires May 8, 2012. As of June 30, 2010, there were no borrowings under this line of credit and letters of credit outstanding under the facility were $407.9 million.
On June 18, 2010, Endurance Holdings, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. entered into an agreement to terminate the variable delivery equity forward sale agreement. Prior to its termination, the equity forward sale agreement gave Endurance Holdings the ability to sell its ordinary shares to an affiliate of Deutsche Bank Securities, Inc. for proceeds of approximately $150 million. The equity forward sale agreement was originally scheduled to be settled or terminate commencing on July 20, 2010. The Company did not issue any of its ordinary shares in connection with the equity forward sale agreement, nor has the Company incurred any early termination penalties in connection with the termination of the agreement.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2010, absent the occurrence of one or more significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, or arrange for additional financing. However, there can be no assurance that the Company will be successful in executing these strategies.
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
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive gain (loss).
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;
•	greater frequency or severity of loss activity, as a result of changing climate conditions primarily rising global temperatures;
•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;
•	termination of or changes in the terms of the U.S. multiple peril crop insurance program and termination or changes to the U.S. farm bill, including modifications to the Standard Reinsurance Agreement put in place by the Risk Management Agency of the U.S. Department of Agriculture;
•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;
•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;
•	the inability to renew business previously underwritten or acquired;
•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;
•	our ability to effectively integrate acquired operations and to continue to expand our business;
•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;
•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in jurisdictions outside of Bermuda;
•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;
•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission and the establishment of the Federal Insurance Office and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in the United States;
•	reduced acceptance of our existing or new products and services;
•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;
•	assessments by states for high risk or otherwise uninsured individuals;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;
•	loss of key personnel;
•	political stability of Bermuda;
•	changes in the political environment of certain countries in which we operate or underwrite business;
•	changes in accounting regulation, policies or practices;
•	our investment performance;
•	the valuation of our invested assets and the determination of impairments of those assets, if any;
•	the breach of our investment guidelines by our independent third party investment managers or the inability of those guidelines to mitigate investment risk;
•	the need for additional capital in the future which may not be available or only available on unfavorable terms;
•	development in the world’s financial and capital markets and our access to such markets;
•	potential government intervention in our industry as a result of recent events;
•	illiquidity in the credit markets worldwide and in the United States in particular; and
•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk” included in the Company’s 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
The risk factors set forth below supplement the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may adversely impact our business.
The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and establishes a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters and established the federal Bureau of Consumer Financial Protection (the “BCFP”) which will require the BCFP and other federal agencies to implement many new rules. At this time, it is not possible to predict with any degree of certainty whether any other proposed legislation, rules or regulatory changes will be adopted or what impact, if any, the Dodd-Frank or any other such legislation, rules or changes could have on our business, financial condition or results of operations.
Termination of or changes to the terms of the U.S. multi-peril crop insurance program and termination of or changes to the U.S. farm bill could adversely impact the performance of our crop insurance business.
On June 10, 2010, the Risk Management Agency of the U.S. Department of Agriculture adopted several changes to the Standard Reinsurance Agreement, which governs substantial elements of the U.S. multi-peril crop insurance program in which we participate. These changes include significant reductions in the administrative and operating support provided to participating insurers and revised profit and loss sharing arrangements related to the reinsurance of multi-peril crop insurance by the U.S. Federal Crop Insurance Corporation. The changes to the Standard Reinsurance Agreement have the potential to limit the underwriting gains of participants in the U.S. multi-peril crop insurance program, including the Company. At this time, we cannot specifically quantify the impact of these changes to the Standard Reinsurance Agreement on our crop insurance business, financial condition or results of operations.

Item 2. Changes in Securities and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares	Value) of Shares
	(a) Total	(b) Average	Purchased as Part of	that May Yet Be
	Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	per Share	Plans or Programs (1)(2)	Plans or Programs (1)(2)
April 1, 2010 – April 30, 2010	440,000	$37.93	440,000	4,638,982
May 1, 2010 – May 31, 2010	691,146	$36.12	691,146	3,947,836
June 1, 2010 – June 30, 2010	745,007	$37.17	745,007	3,202,829

Total	1,876,153	$36.92	1,876,153	3,202,829

(1)	Ordinary shares or share equivalents.

(2)	At its meeting on November 4, 2009, the Board of Directors of the Company authorized the repurchase of up to a total of 8,000,000 ordinary shares and share equivalents through November 4, 2011, superceding all previous authorizations.
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

10.1
Termination Agreement, dated June 18, 2010, among the Company, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2010.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: August 6, 2010	By:	/s/ David. S. Cash
David S. Cash
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)