Form 10-Q
period 2010-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2010-11-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended September 30, 2010,
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of November 2, 2010

Ordinary Shares — $1.00 par value	48,773,866

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,889,791 and $4,535,121 at September 30, 2010 and December 31, 2009)	$5,063,873	$4,548,618
Short-term investments, available for sale at fair value (amortized cost: $326,862 and $534,736 at September 30, 2010 and December 31, 2009)	326,846	534,678
Preferred equity securities, available for sale at fair value (amortized cost: $7,331 and $6,182 at September 30, 2010 and December 31, 2009)	12,773	11,023
Other investments, under the equity method	360,629	351,352

Total investments	5,764,121	5,445,671
Cash and cash equivalents	600,227	528,944
Premiums receivable, net	1,039,689	565,348
Deferred acquisition costs	192,194	146,979
Securities lending collateral	127,680	66,913
Prepaid reinsurance premiums	160,070	120,941
Losses recoverable	324,757	467,664
Accrued investment income	32,315	30,367
Goodwill and intangible assets	184,543	191,450
Deferred tax assets	29,130	17,252
Other assets	80,511	85,165

Total assets	$8,535,237	$7,666,694

LIABILITIES
Reserve for losses and loss expenses	$3,401,312	$3,157,026
Reserve for unearned premiums	1,186,001	832,561
Deposit liabilities	36,952	42,638
Reinsurance balances payable	209,651	220,435
Securities lending payable	127,681	66,968
Debt	528,425	447,664
Other liabilities	125,530	112,119

Total liabilities	5,615,552	4,879,411

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2009 — 8,000,000); aggregate liquidation preference $200,000 (2009 — $200,000)	8,000	8,000
Common shares
Ordinary — $1.00 par value, 49,685,295 issued and outstanding (2009 — 55,115,702)	49,685	55,116
Additional paid-in capital	715,834	929,577
Accumulated other comprehensive income	201,172	52,148
Retained earnings	1,944,994	1,742,442

Total shareholders’ equity	2,919,685	2,787,283

Total liabilities and shareholders’ equity	$8,535,237	$7,666,694

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues
Gross premiums written	$555,574	$469,622	$1,864,011	$1,812,083
Ceded premiums written	(103,690)	(72,956)	(258,382)	(352,475)

Net premiums written	451,884	396,666	1,605,629	1,459,608
Change in unearned premiums	17,909	30,088	(314,252)	(220,359)

Net premiums earned	469,793	426,754	1,291,377	1,239,249
Net investment income	53,654	71,559	143,484	224,943
Net realized gains on investment sales	8,973	1,396	15,174	3,137

Total other-than-temporary impairment losses	(1,140)	(497)	(2,647)	(50,432)
Portion of loss recognized in other comprehensive income	(240)	—	(586)	31,165

Net impairment losses recognized in earnings	(1,380)	(497)	(3,233)	(19,267)

Other underwriting income (loss)	322	5	(2,046)	4,198

Total revenues	531,362	499,217	1,444,756	1,452,260

Expenses
Losses and loss expenses	266,132	211,683	791,676	702,635
Acquisition expenses	67,443	63,026	198,095	195,150
General and administrative expenses	59,523	64,436	174,164	179,222
Amortization of intangibles	2,588	2,588	7,764	7,764
Net foreign exchange gains	(12,565)	(2,963)	(6,465)	(30,748)
Interest expense	9,051	7,540	25,709	22,633

Total expenses	392,172	346,310	1,190,943	1,076,656

Income before income taxes	139,190	152,907	253,813	375,604

Income tax (expense) benefit	(62)	935	(303)	5,675

Net income	139,128	153,842	253,510	381,279
Preferred dividends	(3,875)	(3,875)	(11,625)	(11,625)

Net income available to common and participating common shareholders	$135,253	$149,967	$241,885	$369,654

Comprehensive income
Net income	$139,128	$153,842	$253,510	$381,279
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of applicable deferred income taxes of ($10,619) and ($11,301) for the nine months ended September 30, 2010 and 2009, respectively)	62,455	121,206	163,263	220,986
Portion of other-than-temporary impairment losses recognized in other comprehensive income (net of applicable deferred taxes of Nil and $1,266 for the nine months ended September 30, 2010 and 2009)	240	—	586	(29,899)
Foreign currency translation adjustments	7,443	(1,293)	(2,950)	10,170
Reclassification adjustment for net realized (gains) losses on investment sales and net impairment losses included in net income	(7,593)	(899)	(11,941)	16,130
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	66	66

Other comprehensive income	62,567	119,036	149,024	217,453

Comprehensive income	$201,695	$272,878	$402,534	$598,732

Per share data
Basic earnings per common share	$2.64	$2.63	$4.56	$6.46

Diluted earnings per common share	$2.51	$2.51	$4.33	$6.15

Dividend per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	55,116	57,203
Issuance of common shares	752	534
Repurchase of common shares	(6,183)	(1,021)

Balance, end of period	49,685	56,716

Additional paid-in capital
Balance, beginning of period	929,577	1,029,363
Issuance of common shares	5,802	2,179
Repurchase of common shares and share equivalents	(224,367)	(51,383)
Issuance of restricted share units in lieu of dividends	(53)	(13)
Public offering and registration costs	63	(66)
Settlement of equity awards	(5,179)	(3,677)
Stock-based compensation expense	9,991	10,298

Balance, end of period	715,834	986,701

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	16,109	4,363
Foreign currency translation adjustments	(2,950)	10,170

Balance, end of period	13,159	14,533

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	38,247	(134,732)
Cumulative effect of a change in accounting principle	—	(33,247)
Net unrealized holding gains arising during the period, net of reclassification adjustment	151,322	237,116
Other-than-temporary impairment losses during the period	586	(29,899)

Balance, end of period	190,155	39,238

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,208)	(2,296)
Net change from current period hedging transactions, net of reclassification adjustment	66	66

Balance, end of period	(2,142)	(2,230)

Total accumulated other comprehensive income	201,172	51,541

Retained earnings
Balance, beginning of period	1,742,442	1,245,382
Cumulative effect of a change in accounting principle, net of deferred tax	—	33,247
Net income	253,510	381,279
Issuance of restricted share units in lieu of dividends	53	13
Dividends on preferred shares	(11,625)	(11,625)
Dividends on common shares	(39,386)	(42,904)

Balance, end of period	1,944,994	1,605,392

Total shareholders’ equity	$2,919,685	$2,708,350

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash flows provided by operating activities:
Net income	$253,510	$381,279
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	5,860	452
Amortization of other intangibles and depreciation	15,513	15,883
Net realized gains on investment sales	(15,174)	(3,137)
Net impairment losses recognized in earnings	3,233	19,267
Deferred taxes	(22,412)	(257)
Stock-based compensation expense	9,991	10,298
Equity in earnings of other investments	(23,833)	(81,349)
Premiums receivable, net	(474,341)	(218,929)
Deferred acquisition costs	(45,215)	(20,148)
Prepaid reinsurance premiums	(39,129)	(19,506)
Losses recoverable	142,907	102,862
Other assets	(685)	1,637
Reserve for losses and loss expenses	244,286	5,788
Reserve for unearned premiums	353,440	242,346
Deposit liabilities	(5,686)	(11,284)
Reinsurance balances payable	(10,784)	29,609
Other liabilities	(901)	(23,623)

Net cash provided by operating activities	390,580	431,188

Cash flows used in investing activities:
Proceeds from sales of fixed maturity investments	1,708,022	1,616,228
Proceeds from sales of short-term investments	632,046	161,550
Proceeds from sales of preferred equity securities	956	12,828
Proceeds from maturities and calls on fixed maturity investments	518,407	430,554
Proceeds from maturities and calls on short-term investments	558,547	199,334
Proceeds from the redemption of other investments	14,758	30,084
Purchases of fixed maturity investments	(2,563,354)	(2,260,895)
Purchases of short-term investments	(983,008)	(961,941)
Purchase of preferred equity investments	(593)
Purchases of other investments	(202)	(2,820)
Purchases of fixed assets	(3,620)	(7,340)
Change in investment of securities lending collateral	(60,767)	(559)
Net cash paid in acquisition	(857)	(1,007)

Net cash used in investing activities	(179,665)	(783,984)

Cash flows used in financing activities:
Issuance of common shares	6,422	2,586
Repurchase of common shares	(227,637)	(49,722)
Offering and registration costs paid	(2,064)	(1,125)
Change in securities lending collateral	60,713	(1,886)
Settlement of equity awards	(5,179)	(3,677)
Proceeds from issuance of debt	81,675	378
Repayments of bank debt	(1,023)	(432)
Dividends on preferred shares	(11,625)	(11,625)
Dividends on common shares	(39,372)	(42,948)

Net cash used in financing activities	(138,090)	(108,451)

Effect of exchange rate changes on cash and cash equivalents	(1,542)	13,690

Net increase (decrease) in cash and cash equivalents	71,283	(447,557)
Cash and cash equivalents, beginning of period	528,944	1,061,994

Cash and cash equivalents, end of period	$600,227	$614,437

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
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries (collectively, the “Company”). All inter-company transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio, fair value measurements of certain portions of the investment portfolio and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
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
2.	Summary of significant accounting policies
On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). ASU 2010-6 amends Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-6 requires entities to disclose the following:
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
For a detailed discussion of the Company’s other significant accounting and reporting policies, please refer to the 2009 Annual Report on Form 10-K.
3.	Investments
Composition of Net Investment Income and Invested Assets
The components of net investment income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Available for sale investments	$43,124	$42,965	$130,451	$149,889
Other investments	13,815	30,388	23,833	81,349
Cash and cash equivalents	157	914	349	2,136

	$57,096	$74,267	$154,633	$233,374
Investment expenses	(3,442)	(2,708)	(11,149)	(8,431)

Net investment income	$53,654	$71,559	$143,484	$224,943

The following tables summarize the composition of the available for sale portfolio by investment ratings assigned by rating agencies at September 30, 2010 and December 31, 2009. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	September 30, 2010		December 31, 2009
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$990,103	18.3%	$774,996	15.2%
AAA / Aaa	2,925,550	54.2%	3,388,723	66.5%
AA / Aa	443,877	8.2%	219,746	4.3%
A / A	756,605	14.0%	473,779	9.3%
BBB	54,534	1.0%	46,646	1.0%
Below BBB	228,195	4.2%	189,188	3.7%
Not rated	4,628	0.1%	1,241	0.0%

Total	$5,403,492	100.0%	$5,094,319	100.0%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Contractual maturities of available for sale securities are shown below as of September 30, 2010 and December 31, 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$655,133	$657,614	$683,505	$684,381
Due after one year through five years	2,112,598	2,182,172	1,762,035	1,788,265
Due after five years through ten years	469,639	500,188	448,728	448,026
Due after ten years	75,995	90,823	143,634	153,247
Residential mortgage-backed securities
Agency mortgage-backed securities	761,525	795,271	896,179	923,422
Non-agency mortgage-backed securities	263,785	251,043	292,359	256,748
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,777	30,015	31,628	32,851
Non-agency mortgage-backed securities	571,617	604,489	543,406	529,911
Asset-backed securities	284,915	291,877	274,565	277,468

Total	$5,223,984	$5,403,492	$5,076,039	$5,094,319

At September 30, 2010 and December 31, 2009, the Company held insurance enhanced bonds (corporate, asset-backed and municipal securities), in the amount of $28.9 million and $35.7 million, respectively, which represented 0.5% and 0.7% of our available for sale portfolio, respectively. At September 30, 2010, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Baa” from Moody’s and “BBB” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Caa” by Moody’s and “CC” by Standard & Poor’s.
In addition to the Company’s available for sale portfolio, the Company invests in a portfolio of alternative investments and high yield loan funds (the “Funds”). The Funds invest largely in senior secured distressed debt, derivatives, long and short equity positions, senior secured bank debt and high yield securities and are included in the Company’s balance sheet under “other investments”. At September 30, 2010 and December 31, 2009, the Company had invested, net of capital returned, a total of $280.1 million and $295.5 million, respectively, in the Funds. At September 30, 2010 and December 31, 2009, the carrying value of the Funds was $360.6 million and $351.4 million, respectively. Certain of the Funds are subject to redemption restriction provisions (see Footnote 9).
Net Realized Gains on Investment Sales
Realized gains and losses on investment sales are recognized in earnings using the first in/first out method. The analysis of net realized gains on investment sales for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains on investment sales	$9,488	$11,219	$23,655	$46,237
Gross realized losses on investment sales	(515)	(9,823)	(8,481)	(43,100)

Net realized gains on investment sales	$8,973	$1,396	$15,174	$3,137

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Unrealized Gains and Losses and Other-than-Temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses and other-than-temporary impairment (“OTTI”) on the Company’s securities classified as available for sale at September 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
September 30, 2010	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$946,226	$43,877	$—	$990,103	$—
U.S. state and municipal securities	26,009	1,421	—	27,430	—
Foreign government securities	137,747	3,620	(25)	141,342	—
Government guaranteed corporate securities	740,653	11,844	(111)	752,386	—
Corporate securities	1,128,537	52,298	(918)	1,179,917	—
Residential mortgage-backed securities
Agency mortgage-backed securities	761,525	33,836	(90)	795,271	—
Non-agency mortgage-backed securities	263,785	3,907	(16,649)	251,043	(41,185)
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,777	1,241	(3)	30,015	—
Non-agency mortgage-backed securities(1)	571,617	35,419	(2,547)	604,489	(109)
Asset-backed securities	284,915	8,167	(1,205)	291,877	—

Total fixed maturity investments	$4,889,791	$195,630	$(21,548)	$5,063,873	$(41,294)
Short-term investments	326,862	15	(31)	326,846	—
Preferred equity securities	7,331	5,442	—	12,773	—

Total	$5,223,984	$201,087	$(21,579)	$5,403,492	$(41,294)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $10.5 million.

(2)	Represents the total OTTI recognized in accumulated other comprehensive income and does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2010, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income was $8.8 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
December 31, 2009	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$773,454	$12,113	$(10,571)	$774,996	$—
U.S. state and municipal securities	83,947	5,697	—	89,644	—
Foreign government securities	142,134	4,179	(42)	146,271	—
Government guaranteed corporate securities	909,341	4,901	(673)	913,569	—
Corporate securities	588,108	18,384	(2,754)	603,738	—
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	29,133	(1,890)	923,422	—
Non-agency mortgage-backed securities	292,359	2,019	(37,630)	256,748	(41,811)
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	1,223	—	32,851	—
Non-agency mortgage-backed securities(1)	543,406	7,194	(20,689)	529,911	(109)
Asset-backed securities	274,565	5,866	(2,963)	277,468	—

Total fixed maturity investments	$4,535,121	$90,709	$(77,212)	$4,548,618	$(41,920)
Short-term investments	534,736	7	(65)	534,678	—
Preferred equity securities	6,182	4,841	—	11,023	—

Total	$5,076,039	$95,557	$(77,277)	$5,094,319	$(41,920)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $6.7 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income and does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2009, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income was $22.0 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2010	Losses (1)	Value	Losses (1)	Value	Losses (1)	Value
U.S. government and agencies securities	$—	$—	$—	$—	$—	$—
U.S. state and municipal securities	—	—	—	—	—	—
Foreign government securities	(25)	37,525	—	—	(25)	37,525
Government guaranteed corporate securities	(88)	84,513	(23)	7,907	(111)	92,420
Corporate securities	(432)	18,266	(486)	8,962	(918)	27,228
Residential mortgage-backed securities
Agency mortgage-backed securities	(90)	41,707	—	19	(90)	41,726
Non-agency mortgage-backed securities	(482)	17,106	(16,167)	183,167	(16,649)	200,273
Commercial mortgage-backed securities
Agency mortgage-backed securities	(3)	234	—	—	(3)	234
Non-agency mortgage-backed securities	(698)	30,181	(1,849)	16,683	(2,547)	46,864
Asset-backed securities	(161)	61,813	(1,044)	18,032	(1,205)	79,845

Total fixed maturity investments	$(1,979)	$291,345	$(19,569)	$234,770	$(21,548)	$526,115
Short-term investments	(31)	47,565	—	—	(31)	47,565
Preferred equity securities	—	—	—	—	—	—

Total	$(2,010)	$338,910	$(19,569)	$234,770	$(21,579)	$573,680

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at September 30, 2010.
As of September 30, 2010, 260 available for sale securities were in an unrealized loss position. Of those, 132 securities had been in a continuous unrealized loss position for twelve months or greater.

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
The analysis of OTTI for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Total other-than-temporary impairment losses	$(1,140)	$(497)	$(2,647)	$(50,432)
Portion of loss recognized in other comprehensive income	(240)	—	(586)	31,165

Net impairment losses recognized in earnings	$(1,380)	$(497)	$(3,233)	$(19,267)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The $1.4 million of OTTI losses recognized by the Company in the third quarter of 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period, along with certain credit related downgrades in corporate securities. At September 30, 2010, the Company had not made any decisions to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of OTTI losses were recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2010:

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010

Beginning balance	$(13,427)	$(13,122)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(240)	(586)
Reduction for securities sold during the period	64	105

Ending balance at September 30, 2010	$(13,603)	$(13,603)

For the three months ended September 30, 2009, the Company recorded $0.5 million of OTTI losses due to credit related factors, and for the nine months ended September 30, 2009, the Company recorded $19.3 million of OTTI losses, including losses related to both credit and non-credit factors.
Securities Lending
The Company participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities, typically overnight repurchase agreements. Securities with an estimated fair value of $126.2 million and $65.7 million were on loan under the program at September 30, 2010 and December 31, 2009, respectively. The Company was liable for collateral under the Company’s control of $127.7 million and $67.0 million at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, the fair value of the investments purchased with the cash collateral received from the borrower was $127.7 million and $66.9 million. The investments purchased had an average credit quality rating of “Aaa” by Moody’s and “AAA” by Standard & Poor’s at September 30, 2010. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

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
The Company is involved in the normal course of business with VIEs primarily as a passive senior investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and high yield loan funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of September 30, 2010. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded partnership commitments.
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
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables set forth the Company’s available for sale investments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at September 30, 2010 and December 31, 2009:

	Fair Value Measurements at September 30, 2010
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$990,103	$—	$990,103	$—
U.S. state and municipal securities	27,430	—	27,430	—
Foreign government securities	141,342	—	141,342	—
Government guaranteed corporate securities	752,386	—	752,386	—
Corporate securities	1,179,917	—	1,179,917	—
Residential mortgage-backed securities
Agency mortgage-backed securities	795,271	—	795,271	—
Non-agency mortgage-backed securities	251,043	—	251,043	—
Commercial mortgage-backed securities
Agency mortgage-backed securities	30,015	—	30,015	—
Non-agency mortgage-backed securities	604,489	—	599,818	4,671
Asset-backed securities	291,877	—	291,877	—

Total fixed maturity investments	$5,063,873	$—	$5,059,202	$4,671
Short-term investments	326,846	—	326,846	—
Preferred equity securities	12,773	—	12,773	—

Total	$5,403,492	$—	$5,398,821	$4,671

During the three months ended September 30, 2010, no securities were purchased that were current issue or on the run U.S. treasury securities, and as a result, the Company has no securities classified within Level 1. As a result of the new U.S. treasury securities issued during the current quarter, the $5.2 million of Level 1 securities at June 30, 2010 were transferred out of Level 1 to Level 2 as they no longer qualified as on the run securities.
During the three months ended September 30, 2010, $0.2 million of fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities for which observable inputs were no longer available at September 30, 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
During the period ended September 30, 2010, $8.8 million of fixed maturity investments and short-term investments were transferred into Level 2 from Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities for which observable inputs became available.

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

Level 3 assets represented less than 0.09% and 0.11% of the Company’s total available for sale assets at September 30, 2010 and December 31, 2009, respectively.
There have been no material changes in the Company’s valuation techniques for the nine months ended September 30, 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009, respectively:

Fair Value Measurements at September 30, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$127,680	$—	$127,680	$—

Fair Value Measurements at December 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$66,913	$—	$66,913	$—

The following tables present a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2010:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010

Level 3, beginning of period	$15,485	$5,554
Total net realized gains included in earnings	82	91
Total net realized and unrealized losses included in earnings	(366)	(1,237)
Change in unrealized gains included in other comprehensive income	1,512	3,581
Change in unrealized losses included in other comprehensive income	(326)	(663)
Purchases	17	2,848
Sales	(3,110)	(3,278)
Transfers in to Level 3	209	11,768
Transfers out of Level 3	(8,832)	(13,993)

Level 3, end of period	$4,671	$4,671

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
Level 3 securities are primarily comprised of non-agency commercial mortgaged-backed securities. Net impairment losses recognized in earnings included losses on Level 3 securities amounting to $0.3 million and $1.1 million, respectively, for the three and nine months ended September 30, 2010 representing realized losses due to other-than-temporary impairments.
At September 30, 2010 and December 31, 2009, the carrying value of the Company’s other investments was $360.6 million and $351.4 million, respectively, which approximates fair value.
At September 30, 2010 and December 31, 2009, the carrying value of the Company’s senior notes was $528.3 million and $447.4 million and the fair value was $547.7 million and $439.1 million, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and the nine months ended September 30, 2010 and 2009:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Numerator:
Net Income	$139,128	$153,842	$253,510	$381,279

Less preferred dividends	(3,875)	(3,875)	(11,625)	(11,625)

Net Income available to common and participating common shareholders	135,253	149,967	241,885	369,654
Less amount allocated to participating common shareholders(1)	(2,468)	(2,522)	(4,565)	(6,665)

Net income allocated to common shareholders	$132,785	$147,445	$237,320	$362,989

Denominator:
Weighted average shares — basic
Outstanding	50,295,575	55,964,305	52,057,963	56,161,211
Vested restricted share units	—	12,761	2,661	22,786

Weighted average shares — basic	50,295,575	55,977,066	52,060,624	56,183,997

Share equivalents:
Warrants	1,954,566	1,844,609	1,945,705	2,019,440
Options	739,109	956,956	835,089	816,128
Restricted share units	7,869	3,356	9,831	151

Weighted average shares — diluted	52,997,119	58,781,987	54,851,249	59,019,716

Basic earnings per common share	$2.64	$2.63	$4.56	$6.46

Diluted earnings per common share	$2.51	$2.51	$4.33	$6.15

(1)	Represents earnings available to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share cont’d.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on August 12, 2010 (2009 — $0.484375). The preferred share dividend was paid on September 15, 2010 to shareholders of record on September 1, 2010. Endurance Holdings also declared a dividend of $0.25 per common share on August 12, 2010 (2009 — $0.25). The dividend was paid on September 30, 2010 to shareholders of record on September 16, 2010.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Dividends declared per preferred share	$0.484375	$0.484375	$1.453125	$1.453125

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

6.	Debt
On March 23, 2010, the Company issued an additional $85.0 million principal amount of 7% Senior Notes due July 15, 2034, which were initially issued on July 15, 2004. On the closing of this additional issuance, the Company had a total par value of $335.0 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than their date of issue, their initial purchase price to the public and their first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with the previously issued 7% Senior Notes. The Company used the proceeds from the additional 7% Senior Notes for general corporate purposes.
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
7.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan that provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees.
No options were granted, expired or vested during the quarters ended September 30, 2010 and 2009. The total intrinsic value of options exercised during the quarter ended September 30, 2010 was $25,000 (2009 — $1.3 million). The Company received proceeds of $72,000 (2009 — $1.9 million) from the exercise of options during the quarter ended September 30, 2010. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at September 30, 2010 and 2009.
No options were granted, expired or vested during the nine months ended September 30, 2010 and 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $9.3 million (2009 — $1.3 million). The Company received proceeds of $5.8 million (2009 — $2.0 million) from the exercise of options during the nine months ended September 30, 2010. The Company issued new ordinary shares in connection with the exercise of the above options.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Stock-based employee compensation and other stock plans, cont’d.
During the quarter ended September 30, 2010, the Company granted an aggregate of 3,224 (2009 — 3,874) restricted shares and restricted share units with weighted average grant date fair values of $0.1 million (2009 — $0.1 million). During the quarter ended September 30, 2010, the aggregate fair value of restricted shares and restricted share units that vested was $0.5 million (2009 — $0.6 million). For the quarter ended September 30, 2010, compensation costs recognized in earnings for all restricted shares and restricted share units were $2.9 million (2009 — $3.4 million). At September 30, 2010, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $17.4 million (2009 — $12.1 million).
During the nine months ended September 30, 2010, the Company granted an aggregate of 530,312 (2009 — 317,364) restricted shares and restricted share units with weighted average grant date fair values of $20.3 million (2009 — $7.3 million). During the nine months ended September 30, 2010, the aggregate fair value of restricted shares and restricted share units that vested was $14.2 million (2009 — $13.8 million). For the nine months ended September 30, 2010, compensation costs recognized in earnings for all restricted shares and restricted share units were $10.2 million (2009 — $10.3 million).
The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended September 30, 2010, total expenses related to the Company’s Employee Share Purchase Plan were approximately $42,000 (2009 — $48,000) and $132,000 (2009 — $159,000) for the three and nine months ended September 30, 2010, respectively.
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
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2010:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$303,561	$252,013	$555,574
Ceded premiums written	(99,268)	(4,422)	(103,690)

Net premiums written	204,293	247,591	451,884

Net premiums earned	242,766	227,027	469,793
Other underwriting income (loss)	473	(151)	322

	243,239	226,876	470,115

Expenses
Net losses and loss expenses	172,015	94,117	266,132
Acquisition expenses	17,356	50,087	67,443
General and administrative expenses	29,256	30,267	59,523

	218,627	174,471	393,098

Underwriting income	$24,612	$52,405	$77,017

Net loss ratio	70.9%	41.5%	56.6%
Acquisition expense ratio	7.1%	22.1%	14.4%
General and administrative expense ratio	12.1%	13.3%	12.7%

Combined ratio	90.1%	76.9%	83.7%

Reserve for losses and loss expenses	$1,826,956	$1,574,356	$3,401,312

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
The following table provides a summary of the segment revenues, results and reserve for losses and loss expenses for the three months ended September 30, 2009:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$248,673	$220,949	$469,622
Ceded premiums written	(72,987)	31	(72,956)

Net premiums written	175,686	220,980	396,666

Net premiums earned	228,290	198,464	426,754
Other underwriting income (loss)	382	(377)	5

	228,672	198,087	426,759

Expenses
Net losses and loss expenses	168,861	42,822	211,683
Acquisition expenses	20,409	42,617	63,026
General and administrative expenses	36,015	28,421	64,436

	225,285	113,860	339,145

Underwriting income	$3,387	$84,227	$87,614

Net loss ratio	74.0%	21.6%	49.6%
Acquisition expense ratio	8.9%	21.5%	14.8%
General and administrative expense ratio	15.8%	14.3%	15.1%

Combined ratio	98.7%	57.4%	79.5%

Reserve for losses and loss expenses	$1,726,113	$1,515,131	$3,241,244

The following table reconciles total segment results to income before income taxes for the three months ended September 30, 2010 and 2009, respectively:

	2010	2009

Total underwriting income	$77,017	$87,614
Net investment income	53,654	71,559
Net foreign exchange gains	12,565	2,963
Net realized gains on investment sales	8,973	1,396
Net impairment losses recognized in earnings	(1,380)	(497)
Amortization of intangibles	(2,588)	(2,588)
Interest expense	(9,051)	(7,540)

Income before income taxes	$139,190	$152,907

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the three months ended September 30, 2010 and 2009:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2010	2010	2009	2009

Insurance
Agriculture	$156,162	$89,119	$104,021	$71,767
Professional lines	43,381	38,522	46,668	38,643
Casualty	40,538	23,700	39,671	25,025
Property	30,295	21,366	30,307	13,467
Healthcare liability	34,024	32,393	30,390	29,075
Workers’ compensation	(839)	(807)	(2,384)	(2,291)

Total Insurance	303,561	204,293	248,673	175,686

Reinsurance
Catastrophe	45,513	41,154	31,637	31,637
Casualty	81,167	81,163	61,394	61,387
Property	111,395	111,395	115,342	115,342
Aerospace and marine	4,184	4,184	7,185	7,170
Surety and other specialty	9,754	9,695	5,391	5,444

Total Reinsurance	252,013	247,591	220,949	220,980

Total	$555,574	$451,884	$469,622	$396,666

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2010:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$999,528	$864,483	$1,864,011
Ceded premiums written	(251,307)	(7,075)	(258,382)

Net premiums written	748,221	857,408	1,605,629

Net premiums earned	616,300	675,077	1,291,377
Other underwriting income (loss)	471	(2,517)	(2,046)

	616,771	672,560	1,289,331

Expenses
Net losses and loss expenses	428,872	362,804	791,676
Acquisition expenses	51,336	146,759	198,095
General and administrative expenses	86,523	87,641	174,164

	566,731	597,204	1,163,935

Underwriting income	$50,040	$75,356	$125,396

Net loss ratio	69.6%	53.7%	61.3%
Acquisition expense ratio	8.4%	21.8%	15.3%
General and administrative expense ratio	14.0%	13.0%	13.5%

Combined ratio	92.0%	88.5%	90.1%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2009:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$1,001,679	$810,404	$1,812,083
Ceded premiums written	(349,801)	(2,674)	(352,475)

Net premiums written	651,878	807,730	1,459,608

Net premiums earned	632,552	606,697	1,239,249
Other underwriting income	3,444	754	4,198

	635,996	607,451	1,243,447

Expenses
Net losses and loss expenses	433,711	268,924	702,635
Acquisition expenses	66,105	129,045	195,150
General and administrative expenses	90,953	88,269	179,222

	590,769	486,238	1,077,007

Underwriting income	$45,227	$121,213	$166,440

Net loss ratio	68.6%	44.3%	56.7%
Acquisition expense ratio	10.4%	21.3%	15.7%
General and administrative expense ratio	14.4%	14.5%	14.5%

Combined ratio	93.4%	80.1%	86.9%

The following table reconciles total segment results to income before income taxes for the nine months ended September 30, 2010 and 2009, respectively:

	2010	2009

Total underwriting income	$125,396	$166,440
Net investment income	143,484	224,943
Net foreign exchange gains	6,465	30,748
Net realized gains on investment sales	15,174	3,137
Net impairment losses recognized in earnings	(3,233)	(19,267)
Amortization of intangibles	(7,764)	(7,764)
Interest expense	(25,709)	(22,633)

Income before income taxes	$253,813	$375,604

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2010 and 2009:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2010	2010	2009	2009

Insurance
Agriculture	$560,531	$402,395	$538,666	$323,783
Professional lines	133,456	115,546	143,884	122,635
Casualty	130,172	82,265	120,900	71,196
Property	99,976	76,404	98,142	53,079
Healthcare liability	76,782	72,947	73,305	69,155
Workers’ compensation	(1,389)	(1,336)	26,782	12,030

Total Insurance	999,528	748,221	1,001,679	651,878

Reinsurance
Catastrophe	291,990	287,721	289,465	289,465
Casualty	246,060	245,257	220,599	220,361
Property	215,916	215,916	205,375	205,375
Aerospace and marine	46,381	44,316	42,980	40,840
Surety and other specialty	64,136	64,198	51,985	51,689

Total Reinsurance	864,483	857,408	810,404	807,730

Total	$1,864,011	$1,605,629	$1,812,083	$1,459,608

9.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at September 30, 2010 and December 31, 2009 amounted to $324.8 million and $467.7 million, respectively. At September 30, 2010, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the nine months ended September 30, 2010 and 2009, respectively:

Broker	2010	2009

Aon Benfield	21.2%	21.1%
Marsh & McLennan Companies, Inc.	19.8%	19.8%
Willis Companies	12.7%	16.0%

Total of largest brokers	53.7%	56.9%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
Letters of credit. As of September 30, 2010, the Company had issued letters of credit of $406.2 million (December 31, 2009 — $605.3 million) under its credit facility in favor of certain ceding companies.
Investment commitments. As of September 30, 2010 and December 31, 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $183.7 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2010 and December 31, 2009, the Company had also pledged $460.5 million and $664.0 million of its fixed maturity investments as collateral for $406.2 million and $605.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2010 and December 31, 2009, cash and fixed maturity investments with fair values of $363.5 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $4.2 million and $12.4 million were on deposit with Canadian regulators, respectively.
The Company was subject to certain commitments with respect to other investments at September 30, 2010 and December 31, 2009. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2010 of $71.7 million (December 31, 2009 — $72.1 million) of its other investments held at September 30, 2010. In addition, as of September 30, 2010, the Company was committed to investing a further $1.7 million (December 31, 2009 — $1.7 million) in an investment fund classified within other investments.
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
Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2010 are as follows:

Twelve Months Ended September 30, 2010	Amount

2011	$11,107
2012	11,356
2013	10,331
2014	5,179
2015	3,965
2016 and thereafter	12,473

$54,411

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
Total lease expense under operating leases for the nine months ended September 30, 2010 was $8.0 million (2009 — $8.5 million).
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2010 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).
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

Consolidated results of operations — for the three month periods ended September 30, 2010 and 2009
Results of operations for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30,	September 30,
	2010	2009	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$555,574	$469,622	18.3%
Ceded premiums written	(103,690)	(72,956)	42.1%

Net premiums written	451,884	396,666	13.9%

Net premiums earned	469,793	426,754	10.1%
Net investment income	53,654	71,559	(25.0%)
Net realized gains on investment sales	8,973	1,396	542.8%
Net impairment losses recognized in earnings	(1,380)	(497)	177.7%
Other underwriting income	322	5	NM (2)

Total revenues	531,362	499,217	6.4%

Expenses
Losses and loss expenses	266,132	211,683	25.7%
Acquisition expenses	67,443	63,026	7.0%
General and administrative expenses	59,523	64,436	(7.6%)
Amortization of intangibles	2,588	2,588	—
Net foreign exchange gains	(12,565)	(2,963)	324.1%
Interest expense	9,051	7,540	20.0%
Income tax expense (benefit)	62	(935)	NM (2)

Net income	$139,128	$153,842	(9.6%)

Net loss ratio	56.6%	49.6%	7.0

Acquisition expense ratio	14.4%	14.8%	(0.4)

General and administrative expense ratio	12.7%	15.1%	(2.4)

Combined ratio	83.7%	79.5%	4.2

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended September 30, 2010 were $555.6 million, an increase of $86.0 million, or 18.3%, compared to the same period in 2009. Net premiums written in the three months ended September 30, 2010 were $451.9 million, an increase of $55.2 million, or 13.9% compared to the same period in 2009. The change in net premiums written was driven by the following factors:
•	Increased net premiums written in the agriculture line of the Insurance segment resulting from growth in policies in force and higher wheat commodity prices in the United States;
•	Increased net premiums written in the property line of the Insurance segment due to increased retentions from changes in the Company’s third party reinsurance program implemented in 2009;

•	Increased net premiums written in the catastrophe line of the Reinsurance segment from business acquired from Glacier Re in a quota share reinsurance and renewal rights transaction completed during the third quarter of 2010;
•	Increased casualty reinsurance net premiums written as a large contract which historically renewed in the second quarter was renewed in the third quarter this year; and
•	Reduced net premiums written in the property and aerospace & marine lines within the Reinsurance segment due to competitive conditions.
Net premiums earned for the three months ended September 30, 2010 were $469.8 million, an increase of $43.0 million, or 10.1% from the third quarter of 2009 principally driven by the increase in net premiums written experienced in the last year.
Net Investment Income
Endurance’s net investment income of $53.7 million represents a decrease of 25.0% or $17.9 million for the quarter ended September 30, 2010 as compared to the same period in 2009. Net investment income during the third quarter of 2010 included net mark to market gains of $13.8 million on alternative investments and high yield loan funds, included in other investments, as compared to mark to market gains of $30.4 million in the third quarter of 2009. Investment income generated from the Company’s fixed income securities, which consist of fixed maturity investments, short-term investments and preferred equity securities, was consistent with the same period in 2009. Investment expenses for the third quarter of 2010, including investment management fees, were $3.4 million, up from $2.7 million during the same period in 2009, reflecting changes in the Company’s external investment managers.
The annualized net earned yield and total return on the investment portfolio for the three months ended September 30, 2010 and 2009 as well as the market yield and portfolio duration as of September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30,	September 30,
	2010	2009

Annualized net earned yield(1)	3.56%	4.98%

Total return on investment portfolio(2)	2.35%	3.66%

Market yield(3)	2.02%	3.08%

Portfolio duration(4)	2.25	2.27

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the third quarter of 2010, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 67 basis points range, with a high of 1.90% and a low of 1.23%. Trading activity in the Company’s portfolio included reductions in short-term investments, U.S. government agency residential mortgage-backed securities and increased allocations to corporate securities, U.S. government and government agencies notes, and cash. The duration of the Company’s fixed income investments has decreased slightly compared to September 30, 2009 due to the change in asset allocations.
Net Realized Gains on Investment Sales
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2010 were $656.3 million compared to $337.9 million during the three months ended September 30, 2009. Net realized gains on investment sales for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30,	September 30,
	2010	2009
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$9,488	$11,219

Gross realized losses on investment sales	(515)	(9,823)

Net realized gains on investment sales	$8,973	$1,396

Net Impairment Losses Recognized in Earnings
During the three months ended September 30, 2010, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at September 30, 2010. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or other factors. Net impairment losses recognized in earnings for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30,	September 30,
	2010	2009
	(U.S. dollars in thousands)

Total other-than-temporary impairment losses	$(1,140)	$(497)

Portion of loss recognized in other comprehensive income	(240)	—

Net impairment losses recognized in earnings	$(1,380)	$(497)

The $1.4 million of OTTI losses recognized by the Company in the third quarter of 2010 relating to specific credit events which occurred primarily due to reductions in expected recovery values on structured securities (mortgage and asset-backed) during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.2 million was shifted from a non-credit OTTI loss previously recognized in other comprehensive income to a credit OTTI loss recorded in net income.
For the three months ended September 30, 2009, the Company recorded $0.5 million of OTTI losses in earnings as a result of credit related impairments.
Net Foreign Exchange Gains
During the third quarter of 2010, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, resulting in net foreign exchange gains of $12.6 million compared to foreign exchange gains of $3.0 million for the same period of 2009. The gains incurred in the current period were primarily due to the revaluation of foreign denominated cash, receivables and net insurance liabilities as the U.S. dollar weakened against other major currencies. For commentary on the Company’s foreign exchange risk management policies, please refer to “Foreign Currency Risk” section of the 2009 Annual Report on Form 10-K.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended September 30, 2010, the Company recorded losses, net of reinstatement premiums of $11.6 million in relation to the New Zealand earthquake which affected the Company’s net loss ratio in the Reinsurance segment. The Company also recorded losses of $9.8 million in the Insurance segment from an individual risk casualty loss that occurred during the quarter. In addition, the Company maintained reserves for attritional losses in the current quarter to reflect a number of smaller catastrophes that occurred during 2010.
Favorable prior year loss reserve development was $35.1 million for the third quarter of 2010 compared to $34.4 million during the same period in 2009. In the third quarter of 2010, prior year loss reserves emerged favorably across the short tail, long tail and other lines of both the Insurance and Reinsurance segments. For the third quarter of 2009, favorable development emerged in all the Insurance segment lines and the short tail and other lines of the Reinsurance segment. Prior year favorable loss reserve development emerged as claims have not materialized as originally estimated by the Company.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended September 30, 2010 was comparable to that of the same period in 2009.

General and Administrative Expenses
The Company’s general and administrative expense ratio for the third quarter of 2010 decreased as compared to the same period in 2009 due to higher earned premiums generated by both segments, higher third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment and reduced incentive compensation costs. At September 30, 2010, the Company had a total of 796 employees as compared to 744 employees at September 30, 2009.
Net Income
The Company produced net income of $139.1 million in the three months ended September 30, 2010, compared to net income of $153.8 million in the same period of 2009. The decrease in net income for the current period compared to the same period in 2009 was primarily due to a decrease in net investment income as the Company’s alternative investments and high yield loan funds did not gain the benefit of the rebound in the financial markets experienced in the prior year. In addition, increases in losses and loss expenses as a result of the earthquake in New Zealand, an individual risk casualty insurance loss and less positive current accident year loss ratios in the Reinsurance segment compared to the same period in 2009 contributed to the decline in net income for the current period.

Consolidated results of operations — for the nine month periods ended September 30, 2010 and 2009
Results of operations for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,864,011	$1,812,083	2.9%
Ceded premiums written	(258,382)	(352,475)	(26.7%)

Net premiums written	1,605,629	1,459,608	10.0%

Net premiums earned	1,291,377	1,239,249	4.2%
Net investment income	143,484	224,943	(36.2%)
Net realized gains on investment sales	15,174	3,137	383.7%
Net impairment losses recognized in earnings	(3,233)	(19,267)	(83.2%)
Other underwriting (loss) income	(2,046)	4,198	NM (2)

Total revenues	1,444,756	1,452,260	(0.5%)

Expenses
Losses and loss expenses	791,676	702,635	12.7%
Acquisition expenses	198,095	195,150	1.5%
General and administrative expenses	174,164	179,222	(2.8%)
Amortization of intangibles	7,764	7,764	—
Net foreign exchange gains	(6,465)	(30,748)	(79.0%)
Interest expense	25,709	22,633	13.6%
Income tax expense (benefit)	303	(5,675)	NM (2)

Net income	$253,510	$381,279	(33.5%)

Net loss ratio	61.3%	56.7%	4.6

Acquisition expense ratio	15.3%	15.7%	(0.4)

General and administrative expense ratio	13.5%	14.5%	(1.0)

Combined ratio	90.1%	86.9%	3.2

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

Premiums
Gross premiums written in the nine months ended September 30, 2010 were $1,864.0 million, an increase of $51.9 million, or 2.9%, compared to the same period in 2009. Net premiums written in the nine months ended September 30, 2010 were $1,605.6 million, an increase of $146.0 million, or 10.0%, compared to the same period in 2009. The increase in net premiums written was driven primarily by increased premium retentions in the agriculture and U.S. based property businesses within the Insurance segment. Net premiums written were also positively impacted by modest growth in the casualty and property lines of the Reinsurance segment primarily as a result of new business written and increased shares on renewal contracts. Offsetting these increases was a decline in the workers’ compensation line of the Insurance segment as a result of the Company’s exit from this business in the first quarter of 2009.
Net premiums earned for the nine months ended September 30, 2010 were $1,291.4 million, an increase of $52.1 million, or 4.2%, from the nine months ended September 30, 2009, due to the growth in net premiums written in the period.
Net Investment Income
The Company’s net investment income of $143.5 million represents a decrease of 36.2% or $81.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009. Net investment income during the first nine months of 2010 included net mark to market gains of $23.8 million on alternative investments and high yield loan funds, included in other investments, as compared to mark to market gains of $81.3 million in the first nine months of 2009. Investment income generated by the Company’s fixed income securities decreased by $19.4 million in the first nine months of 2010 compared to 2009 due to lower reinvestment rates. Investment expenses for the nine months ended September 30, 2010, including investment management fees, were $11.1 million compared to $8.4 million for the same period in 2009 due to an overall increase in invested assets and changes in the Company’s external investment managers.
The annualized net earned yield, and total return on the investment portfolio for the nine months ended September 30, 2010 and 2009, and market yield and portfolio duration as of September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Annualized net earned yield(1)	3.18%	5.27%

Total return on investment portfolio(2)	5.60%	8.79%

Market yield(3)	2.02%	3.08%

Portfolio duration(4)	2.25	2.27

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.

During the nine months ended September 30, 2010, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 151 basis points range, with a high of 2.74% and a low of 1.23%. Trading activity in the Company’s portfolio included reductions in short-term investments, U.S. government agency residential mortgage-backed securities and increased allocations to corporates, U.S. government and government agencies notes, and cash. The duration of the Company’s fixed income securities has decreased slightly compared to September 30, 2009.
Net Realized Gains on Investment Sales
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2010 were $2,341.0 million compared to $1,790.6 million during the nine months ended September 30, 2009. Net realized investment gains on investment sales for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$23,655	$46,237

Gross realized losses on investment sales	(8,481)	(43,100)

Net realized gains on investment sales	$15,174	$3,137

Net Impairment Losses Recognized in Earnings
During the nine months ended September 30, 2010, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at September 30, 2010. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(U.S. dollars in thousands)

Other-than-temporary impairment losses	$(2,647)	$(50,432)

Portion of loss recognized in other comprehensive income	(586)	31,165

Net impairment losses recognized in earnings	$(3,233)	$(19,267)

The $3.2 million of OTTI losses recognized by the Company in the nine months ended September 30, 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on structured securities (mortgage and asset-backed securities) during the period, along with certain credit related downgrades of corporate securities. Of this total, $0.6 million was shifted from a non-credit OTTI loss previously recognized in other comprehensive income to a credit loss recorded in net income.
For the nine months ended September 30, 2009, the Company recorded $19.3 million of OTTI losses in earnings. This amount included a portion related to credit losses and a portion related to non-credit related factors. Non-credit related factors included market and sector related factors, including limited liquidity and credit spread widening.
Net Foreign Exchange Gains
During the first nine months of 2010, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, resulting in net foreign exchange gains of $6.5 million compared to net foreign exchange gains of $30.7 million for the same period of 2009. The gains incurred in the current period were primarily due to the revaluation of foreign denominated cash, receivables and net insurance liabilities as the U.S. dollar weakened against other major currencies. The net foreign exchange gains recorded in the first nine months of 2009 resulted from the strengthening of the U.K. Pound and weakening of the U.S. Dollar over that period.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the nine months ended September 30, 2010, the Chilean earthquake, the New Zealand earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $75.0 million in relation to these events, which added 6.0 percentage points to the Company’s net loss ratio for the nine months ended September 30, 2010. In addition, the Company maintained reserves for attritional losses to reflect a number of smaller catastrophes that occurred in the nine months ended September 30, 2010. A small number of individual risk casualty events adversely impacted losses incurred in the Insurance segment in the nine months ended September 30, 2010 compared to the same period in 2009. The impact of the increased loss activity in 2010 was partially offset by improved crop growing conditions in the U.S. resulting in a lower loss ratio in the agriculture line of business of the Insurance segment.
Favorable prior year loss reserve development was $103.2 million for the first nine months of 2010 compared to $109.7 million for the same period in 2009. For the nine months ended September 30, 2010, prior year reserves emerged favorably across all business lines in both the Insurance and Reinsurance segment as claims have not materialized as originally estimated. Favorable loss development for the nine months ended September 30, 2009 resulted from lower than expected reported claims in the Company’s short tail and other lines within the Reinsurance segment and across all business lines within the Insurance segment.
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

Acquisition Expenses
The acquisition expense ratio for the nine months ended September 30, 2010 was comparable to that of the same period in 2009.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the nine months ended September 30, 2010 decreased compared to the same period in 2009, primarily due to higher earned premiums in the Reinsurance segment and lower personnel expenses recorded in 2010.
Net Income
The Company earned net income of $253.5 million in the nine months ended September 30, 2010, compared to net income of $381.3 million in the same period of 2009. The decrease in net income in 2010 compared to 2009 was partly due to a decrease in net investment income of $81.5 million related to mark to market adjustments on the Company’s alternative investments and high yield loan funds and a lower yielding fixed income portfolio. In addition, the Company experienced higher losses incurred arising from specific events including the Chilean earthquake, the New Zealand earthquake and European Windstorm Xynthia and a higher incidence of attritional catastrophe losses than the 2009 period.
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
As of September 30, 2010, the Company had accrued losses and loss expense reserves of $3.4 billion (December 31, 2009 — $3.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine month periods ended September 30, 2010 and 2009, the Company’s net paid losses and loss expenses were $392.6 million and $589.5 million, respectively.
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
Losses and loss expenses for the three and nine months ended September 30, 2010 are summarized as follows:

	Incurred related to:
Three months ended			Total incurred
September 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$9,085	$(5,359)	$3,726
Long tail	73,178	(3,480)	69,698
Other	99,320	(729)	98,591

Total Insurance	181,583	(9,568)	172,015

Reinsurance:
Short tail	63,968	(17,666)	46,302
Long tail	51,408	(6,010)	45,398
Other	4,307	(1,890)	2,417

Total Reinsurance	119,683	(25,566)	94,117

Totals	$301,266	$(35,134)	$266,132

	Incurred related to:
Nine months ended			Total incurred
September 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$22,447	$(16,904)	$5,543
Long tail	209,766	(4,574)	205,192
Other	232,005	(13,868)	218,137

Total Insurance	464,218	(35,346)	428,872

Reinsurance:
Short tail	276,952	(55,320)	221,632
Long tail	142,165	(8,482)	133,683
Other	11,547	(4,058)	7,489

Total Reinsurance	430,664	(67,860)	362,804

Totals	$894,882	$(103,206)	$791,676

Losses and loss expenses for the three and nine months ended September 30, 2010 included $35.1 million and $103.2 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2010 benefited the Company’s reported loss ratio by approximately 7.5 and 8.0 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all reserving groups included within the Insurance and Reinsurance segments.
For the three and nine months ended September 30, 2010, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and expected loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.
Insurance
Short Tail Insurance. For the three and nine months ended September 30, 2010, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected claims reported and favorable case reserve development related to the property line of business.
Long Tail Insurance. For the three and nine months ended September 30, 2010, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the healthcare liability line of business mostly offset by adverse loss emergence related to the workers’ compensation line of business, which the Company exited in 2009.
Other Insurance. Lower than anticipated agriculture claims settlements for the 2009 crop year resulted in a reduction in prior years’ estimated loss and loss expenses within this reserve category for the three and nine months ended September 30, 2010.
Reinsurance
Short Tail Reinsurance. For the three and nine months ended September 30, 2010, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, property and surety and other specialty lines of business.
Long Tail Reinsurance. For the three and nine months ended September 30, 2010, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected reported claims within the Casualty line of business.
Other Reinsurance. For the three and nine months ended September 30, 2010, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the surety and other specialty line of business.

Losses and loss expenses for the three and nine months ended September 30, 2009 are summarized as follows:

Three months ended	Incurred related to:		Total incurred
September 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$1,242	$(4,039)	$(2,797)
Long tail	81,570	(9,554)	72,016
Other	100,001	(359)	99,642

Total Insurance	182,813	(13,952)	168,861

Reinsurance:
Short tail	23,355	(12,297)	11,058
Long tail	36,656	391	37,047
Other	3,260	(8,543)	(5,283)

Total Reinsurance	63,271	(20,449)	42,822

Totals	$246,084	$(34,401)	$211,683

Nine months ended	Incurred related to:		Total incurred
September 30, 2009	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$33,023	$(21,414)	$11,609
Long tail	241,824	(34,986)	206,838
Other	229,456	(14,192)	215,264

Total Insurance	504,303	(70,592)	433,711

Reinsurance:
Short tail	190,774	(31,107)	159,667
Long tail	106,145	5,390	111,535
Other	11,106	(13,384)	(2,278)

Total Reinsurance	308,025	(39,101)	268,924

Totals	$812,328	$(109,693)	$702,635

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
For the three and nine months ended September 30, 2009, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and expected loss reporting patterns) for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance
Short Tail Insurance. For the three and nine months ended September 30, 2009, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected claims reported and favorable case reserve development related to the property line of business.
Long Tail Insurance. For the three and nine months ended September 30, 2009, the favorable loss emergence within the long tail insurance reserve category was primarily due to lower than expected claims activity and a favorable case settlement within the healthcare liability line of business. During the three months ended September 30, 2009, the favorable loss emergence in healthcare liability was partially offset by adverse loss development in the workers’ compensation line of business, which the Company exited in 2009.
Other Insurance. For the three and nine months ended September 30, 2009, the Company recorded favorable loss emergence within this reserve category due to lower than anticipated claims settlements for the 2008 crop year in the agriculture line of business.
Reinsurance
Short Tail Reinsurance. For the three and nine months ended September 30, 2009, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected reported claims activity and favorable case reserve development within the catastrophe, surety and other specialty, and property lines of business and the aerospace portion of the aerospace and marine line of business. The favorable emergence was partially offset by unfavorable loss development within the marine portion of the aerospace and marine line of business.
Long Tail Reinsurance. For the three and nine months ended September 30, 2009, the Company recorded a modest amount of unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the casualty line of business.
Other Reinsurance. For the three and nine months ended September 30, 2009, the Company recorded favorable loss emergence within this reserve category due to lower than expected claims reported within the surety and other specialty line of business. During the three months ended September 30, 2009, a majority of the favorable development was from the agriculture business, included within the surety and other specialty line of business, due to lower than anticipated claims settlements for the 2008 crop year.

Reserves for losses and loss expenses were comprised of the following at September 30, 2010:

			Reserve for
		IBNR	losses and loss
	Case Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$15,019	$33,553	$48,572
Long tail	378,887	1,166,308	1,545,195
Other	205,079	28,110	233,189

Total Insurance	598,985	1,227,971	1,826,956

Reinsurance:
Short tail	318,546	341,178	659,724
Long tail	240,800	616,442	857,242
Other	4,936	52,454	57,390

Total Reinsurance	564,282	1,010,074	1,574,356

Totals	$1,163,267	$2,238,045	$3,401,312

Reserves for losses and loss expenses were comprised of the following at December 31, 2009:

			Reserve for
		IBNR	losses and loss
	Case Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$30,371	$30,709	$61,080
Long tail	277,148	1,141,658	1,418,806
Other	182,838	17,266	200,104

Total Insurance	490,357	1,189,633	1,679,990

Reinsurance:
Short tail	338,161	266,219	604,380
Long tail	256,668	551,622	808,290
Other	7,759	56,607	64,366

Total Reinsurance	602,588	874,448	1,477,036

Totals	$1,092,945	$2,064,081	$3,157,026

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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$303,561	$248,673	$999,528	$1,001,679
Ceded premiums written	(99,268)	(72,987)	(251,307)	(349,801)

Net premiums written	204,293	175,686	748,221	651,878

Net premiums earned	242,766	228,290	616,300	632,552
Other underwriting income	473	382	471	3,444

	243,239	228,672	616,771	635,996

Expenses
Losses and loss expenses	172,015	168,861	428,872	433,711
Acquisition expenses	17,356	20,409	51,336	66,105
General and administrative expenses	29,256	36,015	86,523	90,953

	218,627	225,285	566,731	590,769

Underwriting income	$24,612	$3,387	$50,040	$45,227

Net loss ratio	70.9%	74.0%	69.6%	68.6%
Acquisition expense ratio	7.1%	8.9%	8.4%	10.4%
General and administrative expense ratio	12.1%	15.8%	14.0%	14.4%

Combined ratio	90.1%	98.7%	92.0%	93.4%

Premiums. Net premiums written for the three and nine months ended September 30, 2010 in the Insurance segment increased by 16.3% and 14.8%, respectively, over the same periods in 2009. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended
	September 30, 2010		September 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$156,162	$89,119	$104,021	$71,767
Professional Lines	43,381	38,522	46,668	38,643
Casualty	40,538	23,700	39,671	25,025
Property	30,295	21,366	30,307	13,467
Healthcare Liability	34,024	32,393	30,390	29,075
Workers’ Compensation	(839)	(807)	(2,384)	(2,291)

Total	$303,561	$204,293	$248,673	$175,686

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$560,531	$402,395	$538,666	$323,783
Professional Lines	133,456	115,546	143,884	122,635
Casualty	130,172	82,265	120,900	71,196
Property	99,976	76,404	98,142	53,079
Healthcare Liability	76,782	72,947	73,305	69,155
Workers’ Compensation	(1,389)	(1,336)	26,782	12,030

Total	$999,528	$748,221	$1,001,679	$651,878

The increase in the Insurance segment net premiums written for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was driven by the following factors:
•	Increased gross premiums written recorded in the agriculture line of business due to growth in policies in force and higher wheat commodity prices in the United States;
•	Increased premium retentions in the U.S. based property business resulting from changes in the Company’s third party reinsurance program implemented in 2009;
•	Growth in the casualty line of business as a result of modest levels of new premiums written combined with increased premium retentions; and
•	A decline in workers’ compensation premiums written as a result of the Company’s exit from this line of business in the first quarter of 2009.
Net premiums earned by the Company in the Insurance segment increased in the three months ended September 30, 2010 compared to the same period in 2009 but decreased in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in the nine month period ended September 30, 2010 was impacted by the change in business mix resulting from the Company exiting the workers’ compensation line early in 2009. Higher net premiums earned in the three month period ended September 30, 2010 were due to growth in net premiums written in 2010.
Losses and Loss Expenses. The loss ratio in the Company’s Insurance segment was lower in the three months ended September 30, 2010 compared to the same period in 2009 and was comparable over the nine months ended September 30, 2010 to the same period in 2009. The reduction in the net loss ratio for the current quarter was primarily due to a lower accident year loss ratio in the agriculture line which experienced more favorable growing conditions in the current year than in 2009. Over the nine month period, this favorable variance was partially offset by lower levels of favorable prior year loss reserve development in 2010. During the three and nine months ended September 30, 2010, the Company’s previously estimated loss and loss expense reserves for the Insurance segment for the prior accident years were reduced by $9.6 million and $35.3 million respectively, which decreased the net loss ratio by 3.9 and 5.7 percentage points, as compared to reductions of $14.0 million and $70.6 million, which decreased the net loss ratio by 6.1 and 11.2 percentage points, for the three and nine months ended September 30, 2009. The agriculture, property and healthcare liability lines of business all experienced net reductions in estimated losses for prior accident years in the nine months ended September 30, 2010 as claims have not materialized or were settled for lower amounts than were originally estimated.

Acquisition Expenses. The Company’s acquisition expenses and acquisition expense ratios in the Insurance segment decreased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 as a result of the Company exiting the workers’ compensation line in 2009, which had higher associated commission expenses.
General and Administrative Expenses. The decreases in the general and administrative expense ratios in the Insurance segment for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 were due to increases in third party commission and expense reimbursement offsets, primarily in the Insurance segment’s agriculture line.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$252,013	$220,949	$864,483	$810,404
Ceded premiums written	(4,422)	31	(7,075)	(2,674)

Net premiums written	247,591	220,980	857,408	807,730

Net premiums earned	227,027	198,464	675,077	606,697
Other underwriting (loss) income	(151)	(377)	(2,517)	754

	226,876	198,087	672,560	607,451

Expenses
Losses and loss expenses	94,117	42,822	362,804	268,924
Acquisition expenses	50,087	42,617	146,759	129,045
General and administrative expenses	30,267	28,421	87,641	88,269

	174,471	113,860	597,204	486,238

Underwriting income	$52,405	$84,227	$75,356	$121,213

Net loss ratio	41.5%	21.6%	53.7%	44.3%
Acquisition expense ratio	22.1%	21.5%	21.8%	21.3%
General and administrative expense ratio	13.3%	14.3%	13.0%	14.5%

Combined ratio	76.9%	57.4%	88.5%	80.1%

Premiums. In the third quarter of 2010, net premiums written in the Reinsurance segment increased by 12.0% over the same period of 2009. In the nine months ended September 30, 2010, net premiums written in the Reinsurance segment increased by 6.2% compared to the same period in 2009.

Gross and net premiums written for each line of business in the Reinsurance business segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30, 2010		September 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$45,513	$41,154	$31,637	$31,637
Casualty	81,167	81,163	61,394	61,387
Property	111,395	111,395	115,342	115,342
Aerospace and marine	4,184	4,184	7,185	7,170
Surety and other specialty	9,754	9,695	5,391	5,444

Total	$252,013	$247,591	$220,949	$220,980

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$291,990	$287,721	$289,465	$289,465
Casualty	246,060	245,257	220,599	220,361
Property	215,916	215,916	205,375	205,375
Aerospace and marine	46,381	44,316	42,980	40,840
Surety and other specialty	64,136	64,198	51,985	51,689

Total	$864,483	$857,408	$810,404	$807,730

Net premiums written in the Reinsurance segment for the three and nine months ended September 30, 2010 were $247.6 million and $857.4 million compared to $221.0 million and $807.7 million of net premiums written during the same periods in 2009. The increase in net premiums written in the Reinsurance segment for the third quarter and nine months ended September 30, 2010 compared to the same period in 2009 were primarily due to the following factors:
•	Increased catastrophe premiums written in the third quarter of 2010 resulting from business acquired from Glacier Re in a quota share and renewal rights transaction. Over the nine month period, this was offset by reduced second quarter catastrophe premiums as the Company reduced deployed limits and non-renewed business which did not meet return expectations;
•	Growth in the property line in the first nine months of 2010 from the Company’s international operations through new business and increased participation on renewed contracts, offset in part by the absence of favorable premium adjustments that contributed $19.8 million to net written premium in the same period of 2009;
•	Increased premiums written in the casualty line of business in the third quarter of 2010 due to the shifting of the renewal of a large program from the second quarter to the third quarter. For the nine months ended September 30, 2010, casualty premiums increased from growth in premiums on renewal business and a significant positive premium adjustment. These increases have been partially offset by reductions in rates on renewed contracts; and
•	An increase in premiums written in the surety and other specialty line for the first nine months of 2010 attributable to new business and increased participation on renewed contracts.

Net premiums earned by the Company in the Reinsurance segment for the third quarter and first nine months of 2010 increased compared to 2009 due to the growth in gross premiums written in more recent periods.
Losses and Loss Expenses. The net loss ratios in the Company’s Reinsurance segment for the three and nine months ended September 30, 2010 increased compared to the same periods in 2009 as a result of an increase in losses incurred in the current periods and from reduced pricing, partially offset by higher favorable prior year loss reserve development recognized for the third quarter and first nine months of 2010 as compared to the same periods in 2009. During the three months ended September 30, 2010, the Company incurred net losses of $11.6 million in its international catastrophe line from the New Zealand earthquake. The Company’s Reinsurance segment results for the first nine months of 2010 were also impacted by net losses of $63.4 million in relation to the Chilean earthquake and Windstorm Xynthia that occurred in the first quarter of 2010 and losses related to European flooding and several small catastrophe events in the United States. These events helped to drive current year accident ratios higher in the third quarter and first nine months of 2010 compared to those periods in 2009. The Company recorded $25.6 million and $67.9 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2010 compared to $20.4 million and $39.1 million in the three and nine months ended September 30, 2009. During the third quarter and first nine months of 2010, the majority of the favorable loss reserve development emanated from the short tail catastrophe, property and surety and other specialty lines of business, as claims emergence in these lines was less than originally estimated by the Company.
Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2010 were comparable to the same periods in 2009.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and nine month periods ended September 30, 2010 decreased from the same periods in 2009 primarily as a result of the growth in overall premiums earned.
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
The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2010, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $397 million (December 31, 2009 — $610 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2009, Endurance U.S. Reinsurance, Endurance American and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2010 without the prior approval of the applicable insurance regulator. At September 30, 2010, Endurance Risk Solutions and ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.8 million and $0.6 million, respectively, without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements imposed no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At September 30, 2010, Endurance U.K. did not have profits available for distributions.
The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, preferred equity securities, other investments, cash and cash equivalents and pending securities transactions, as of September 30, 2010 totaled $6.3 billion compared to aggregate invested assets of $6.0 billion as of December 31, 2009. The increase in invested assets since December 31, 2009 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income and the issuance of debt offset by losses and loss expenses paid, interest and dividends paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares. Cash flows from operations for the nine months ended September 30, 2010 declined slightly compared to the same period in 2009 as the Company’s reserves for losses and loss expenses have matured.
As of September 30, 2010 and December 31, 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $183.7 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2010 and December 31, 2009, the Company had also pledged $460.6 million and $664.0 million of its fixed maturity investments as collateral for $406.2 million and $605.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2010 and December 31, 2009, cash and fixed maturity investments with fair values of $363.5 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $4.2 million and $12.4 million were on deposit with Canadian regulators, respectively.
On March 23, 2010, the Company issued an additional $85.0 million principal amount of its 7% Senior Notes due July 15, 2034, which were initially issued on July 15, 2004. On the closing of this additional issuance, the Company had a total par value of $335 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than their date of issue, their initial purchase price to the public and their first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with, the previously issued 7% Senior Notes. Endurance used the proceeds from the additional 7% Senior Notes for general corporate purposes.

The 7% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.
Under the Company’s amended and restated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1.175 billion which expires May 8, 2012. As of September 30, 2010, there were no borrowings under this line of credit and letters of credit outstanding under the facility were $406.2 million.
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
Currency and Foreign Exchange
The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K which is subject to the FSA’s rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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
Effects of Inflation
The effects of inflation could cause the severity of claims to rise in the future. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the company’s fixed maturity portfolio to decrease. The current short duration of the Company’s fixed maturity portfolio has the potential to help reduce the negative effects of higher interest rates on the Company’s fixed maturity portfolio. The Company may also choose to hold its fixed income investments to maturity which would result in the unrealized gains largely amortizing through net investment income.
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

			(c) Total Number
			of Shares
			Purchased as	(d) Maximum Number
			Part of	(or Approximate Dollar
	(a) Total		Publicly	Value) of Shares
	Number of	(b) Average	Announced	that May Yet Be
	Shares	Price Paid	Plans or	Purchased Under the
Period	Purchased (1)	per Share	Programs (1)(2)	Plans or Programs (1)(2)
July 1, 2010 – July 31, 2010	775,376	$38.71	775,376	2,427,453
August 1, 2010 – August 31, 2010	1,357,070	$36.86	1,357,070	6,142,930
September 1, 2010 – September 30, 2010	845,001	$38.71	845,001	5,297,929

Total	2,977,447	$37.87	2,977,447	5,297,929

(1)	Ordinary shares or share equivalents.

(2)	At its meeting on August 12, 2010, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 9, 2011, superceding all previous authorizations.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income for the Three and Nine months Ended September 30, 2010 and 2009, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2010 and 2009, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the Nine Months ended September 30, 2010 and 2009, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: November 8, 2010	By:	/s/ David S. Cash
David S. Cash
Chief Executive Officer

Date: November 8, 2010	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)