Form 10-K
period 2010-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2011-03-01
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 1-31599
ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda
(State or other jurisdiction	98-0392908
of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2010, was $1,326,144,843.
As of February 22, 2011, 39,731,133 ordinary shares were outstanding.
Certain portions of the registrant’s definitive proxy statement relating to its 2011 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a “safe harbor” for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us in general and the insurance and reinsurance sectors specifically, and as to both underwriting and investment matters. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;
•	greater frequency or severity of loss activity as a result of changing climate conditions;
•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;
•	termination of or changes in the terms of the U.S. multiple peril crop insurance program and termination or changes to the U.S. farm bill, including modifications to the Standard Reinsurance Agreement put in place by the Risk Management Agency of the U.S. Department of Agriculture;
•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;
•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;
•	the inability to renew business previously underwritten or acquired;
•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;
•	our ability to effectively integrate acquired operations and to continue to expand our business;
•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;
•	Endurance Specialty Holdings Ltd. (“Endurance Holdings”) or Endurance Specialty Insurance Ltd. (“Endurance Bermuda”) becomes subject to income taxes in jurisdictions outside of Bermuda;
•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;
•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;
•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission and the establishment of the Federal Insurance Office and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in the United States;
•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;
•	assessments by states for high risk or otherwise uninsured individuals;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;
•	loss of key personnel;
•	political stability of Bermuda;
•	changes in the political environment of certain countries in which we operate or underwrite business;
•	changes in accounting regulation, policies or practices;
•	our investment performance;
•	the valuation of our invested assets and the determination of impairments of those assets, if any;
•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;
•	the need for additional capital in the future which may not be available or only available on unfavorable terms;
•	actions by our competitors, many of which are larger or have greater financial resources than we do;
•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event; and
•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
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
We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2010 are as follows:
•	Endurance Bermuda, domiciled in Bermuda with branch offices in Zurich and Singapore;
•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;
•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;
•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;
•	Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”) domiciled in Delaware; and
•	American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together “ARMtech”).
Endurance Holdings and its wholly-owned subsidiaries are collectively referred to in this discussion as “we” or the “Company”. Endurance Holdings’ ordinary shares are traded on the New York Stock Exchange under the symbol “ENH”.
Business Strategy
Our goal is to leverage our competitive strengths and successfully execute our strategy in order to generate a superior long-term return on capital.
The key elements of our strategy are:
•	Maintain a Portfolio of Profitable Specialty Lines. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We leverage our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times. The Company also strategically balances its participation between insurance and reinsurance policies and contracts as well as balances exposures across geographic locations.
•	Utilize Monoline Level of Expertise in Each Line of Business. We have teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by underwriting personnel who are specialists in their unique business line.
•	Apply Extensive Technical Analysis to Our Underwriting. We manage our portfolio of risks through the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We require significant amounts of data in our underwriting process and proactively monitor market trends to look for competitive threats to the lines of business in which we operate as well as to analyze potential new lines that may provide attractive opportunities. We use information gathered to update and adjust the assumptions underlying our risk management models as appropriate.
•	Maintain Strong Risk Management Practices. We believe that a strong risk management culture is key to maximizing risk adjusted returns on capital and to manage volatility and other risks that could threaten the Company’s solvency. Our enterprise risk management techniques include sophisticated modeling technology and a detailed internal control structure that gives us a competitive advantage in managing our underwriting, investment and operational risks across the Company. The Company employs a number of practices and committees at both the Board of Directors and management levels that foster communication across groups, to enhance the coordination of risk management strategies and to identify current issues and emerging risks.
•	Focus on Underlying Profitability of Business Underwritten. We underwrite our business with a focus on the underlying profitability that the business brings to Endurance and are committed to expanding or contracting our businesses based upon the opportunities presented in the markets in which we participate.
•	Utilization of Reinsurance Protection to Enhance Risk Management. When we are insuring correlated risks such as natural perils, we purchase catastrophe reinsurance at a level consistent with the size of the individual book of business. In addition to being a critical tool for managing loss risk accumulations, reinsurance is also used to ensure our insurance businesses are of sufficient size to be considered a lead market for their products. In our Reinsurance segment, we continue to strategically review and underwrite our business on a net basis, managing our reinsurance portfolio risk through underwriting analysis and portfolio diversification. However, we may strategically purchase reinsurance protection across our portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.

•	Maintain a Portfolio of Investments to Generate Net Investment Income and Book Value Growth. We manage our investment portfolio within a risk adjusted, expected return framework. Our investment management activities focus on ensuring that the Company has adequate liquidity to satisfy the needs of its customers, regulators, rating agencies and shareholders while adding value through the disciplined management of investment risk to earn superior risk adjusted returns. Flexibility exists within this framework to adjust asset allocation in order to benefit from market opportunities to maximize our risk-adjusted returns.
•	Proactively Manage Our Capital Base. Our underwriting, actuarial, finance and investment professionals work together to achieve a balance in the risks we undertake. We actively manage our capital by allocating resources to underwriting and investment opportunities which we believe will offer the highest risk-adjusted return on capital. The primary focus of our capital management activities is to optimize our risk adjusted return on equity while ensuring the Company maintains sufficient levels of risk based capital and financial flexibility to satisfy the needs of our customers, regulators, rating agencies and shareholders. Over the long-term, we will return excess capital to our shareholders rather than use excess capital to underwrite business that no longer meets our underwriting requirements.
Business Segments
The Company currently has two business segments — Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our Audited Consolidated Financial Statements and related notes presented under Item 8 — Financial Statements and Supplementary Data.
Our two business segments and the related gross and net premiums written for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Business Segments	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Insurance	$1,112,192	$829,864	$1,152,150	$740,310	$1,426,366	$980,598
Reinsurance	941,044	933,880	869,300	865,740	820,054	803,692

Total	$2,053,236	$1,763,744	$2,021,450	$1,606,050	$2,246,420	$1,784,290

Insurance
Our Insurance segment is comprised of six lines of business: agriculture, professional lines, casualty, property, healthcare liability, and workers’ compensation lines. We ceased writing new workers’ compensation business in February 2009. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Lines of Business	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$567,461	$404,767	$572,096	$324,480	$690,318	$380,699
Professional Lines	170,146	148,717	193,799	167,091	142,253	119,427
Casualty	167,549	107,801	152,580	91,071	120,867	86,610
Property	122,110	88,299	124,621	68,011	159,408	98,012
Healthcare Liability	87,593	82,893	82,955	78,284	80,692	80,002
Workers’ Compensation	(2,667)	(2,613)	26,099	11,373	232,828	215,848

Total	$1,112,192	$829,864	$1,152,150	$740,310	$1,426,366	$980,598

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
Property. Our property insurance line of business is comprised of insured properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The properties insured are generally of a commercial nature and are spread across a variety of industries, such as real estate, retail, manufacturing, chemicals, financial services, utilities, telecommunications, construction, civil engineering and municipalities/institutions. As of February 2009, we ceased offering property insurance coverage from our London office.
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
Workers’ Compensation. As of February 2009, the Company ceased underwriting California workers’ compensation insurance business. Our workers’ compensation insurance line was primarily focused on niche markets in the U.S. To support this business, we entered into a strategic relationship with a specialist managing general agent in the California workers’ compensation insurance market.
Reinsurance
Our Reinsurance segment is comprised of five lines of business: catastrophe, casualty, property, aerospace and marine and surety and other specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Lines of Business	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$309,886	$305,617	$303,404	$302,218	$315,262	$302,070
Casualty	294,030	293,222	255,142	254,897	161,583	162,617
Property	224,544	224,544	215,085	215,085	192,652	192,625
Aerospace and Marine	48,761	46,696	44,696	42,563	80,521	76,991
Surety and Other Specialty	63,823	63,801	50,973	50,977	70,036	69,389

Total	$941,044	$933,880	$869,300	$865,740	$820,054	$803,692

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
Aerospace and Marine. Our aerospace line of business is comprised primarily of the reinsurance of aviation and space risks. The aviation business includes hull, aircraft liability and aircraft products coverages and the space business includes satellite launch and in-orbit coverage.
Our marine business consists of the reinsurance of bluewater hull, brownwater hull and cargo risks and is underwritten on a proportional and non-proportional basis.
Surety and Other Specialty. We provide surety reinsurance for contract and commercial surety as well as for fidelity insurance coverages on both a proportional and excess of loss basis. This business line also includes agriculture reinsurance comprised of risks associated with the production of food and fiber on a global basis; traditional treaty, proportional and aggregate stop loss reinsurance for primary insurance companies writing multiple peril, hail; and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposure to crop yield or price. Our remaining business in this line represents a variety of contracts, such as personal accident and terrorism, which are underwritten utilizing the expertise of our senior underwriting staff.
Please see Item 8 Financial Statements and Supplementary Data, Audited Consolidated Financial Statements’ Note 9 — “Segment Reporting” for additional information about our business segments and the geographic distribution of our gross premiums written for the last three fiscal years.
Distribution
The majority of our business is obtained directly by the Company or through the use of intermediaries, including independent agents and insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks for certain lines of business.
For the year ended December 31, 2010, Marsh & McLennan Companies, Inc. was the largest distributor in our Insurance segment, and Aon Benfield was the largest broker distributor in our Reinsurance segment. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2010, 2009 and 2008 is provided in the tables below:
Insurance

	Percentage of Gross Premiums Written
Broker	2010	2009	2008

Marsh & McLennan Companies, Inc.	8.6%	7.9%	5.9%
Aon Benfield (1)	5.5%	5.8%	5.4%
Willis Companies	2.6%	2.5%	2.5%
Independent agents	55.8%	57.5%	66.8%
All Others	27.5%	26.3%	19.4%

Total	100.0%	100.0%	100.0%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.

Reinsurance

	Percentage of Gross Premiums Written
Broker	2010	2009	2008

Aon Benfield(1)	34.8%	32.3%	29.6%
Marsh & McLennan Companies, Inc.	29.0%	27.4%	28.3%
Willis Companies	21.0%	25.5%	25.4%
All Others	15.2%	14.8%	16.7%

Total	100.0%	100.0%	100.0%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
Claims Management
Under the direction of our Chief Claims Officer, claims are managed by our experienced, technical claims teams working closely with each of our operating subsidiaries. Our claims staff reviews initial loss reports, administers claims databases, generates appropriate responses to claims reports, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves, approves claims for payment, manages salvage and subrogation and notifies reinsurers. In addition, our claims staff conducts significant audits of our insurance company clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and overall quality of our clients’ performance.
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
We use statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. The period of time from the reporting of a loss to us and the settlement of our liability may be several years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase in our overall reserves, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves.
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

While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and there can be no assurance that our future losses and loss expenses will not exceed our current total reserves. For a description of the Company’s current reserves, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserve for Losses and Loss Expenses” and Note 5 — “Reserve for losses and loss expenses” in the Notes to the Consolidated Financial Statements of the Company.
Enterprise Risk Management
We have developed a strong risk management culture within the Company through the establishment of various processes and controls focused on the Company’s risk exposures. Our enterprise risk management (“ERM”) activities are critical to the organization’s senior management, business units and Board of Directors. The goals of our ERM framework that drive our corporate strategy are as follows:
•	identify and manage the risks that threaten the Company and its solvency;
•	optimize the Company’s risk based capital position;
•	maximize the Company’s risk adjusted returns on capital;
•	manage underwriting, investment and operational volatility; and
•	clearly communicate our approach to our employees and external constituencies.
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
Underwriting Risk Management
Internal underwriting controls are established by our Chief Executive Officer, President and Chief Underwriting Officer. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These letters contain our operating guidelines, a description of the analytic process to be followed, referral requirements broken down by sources of business, terms and conditions, situations, limits capacity and annual premium for any one contract. Our return on capital guidelines are attached to each letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, and minimum return on risk based capital by line of business.
Our return on capital guidelines are regularly reviewed by our President, Chief Underwriting Officer and our Chief Risk Officer to reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and its Underwriting and Risk Committees. For a further discussion on the role of our Board of Directors in the Company’s risk management, see “The Role of the Board of Directors in Risk Management” below.

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
Before we review any natural catastrophe exposed insurance or reinsurance proposal, we consider the appropriateness of the client, including the quality of its management and its risk management strategy. In addition, we require each proposal to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered. We further request information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. If a proposal meets the preceding underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives.
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
In addition to the above technical and analytical practices, our underwriters use a variety of tools, including specific contract terms, to manage our exposure to loss. These include occurrence limits, aggregate limits, reinstatement provisions and loss ratio caps. Additionally, our underwriters use appropriate exclusions, terms and conditions to further eliminate particular risks or exposures that our underwriting team deems to be outside of the intent of the coverage we are willing to offer. Our Bermuda underwriting location provides us with a particular advantage for certain lines of business because there are no regulatory limitations upon our use of coverage restrictions in insurance policies.
In our crop insurance business, we have invested in an experienced team of crop, commodity and economic analysts who have developed proprietary tools to manage risk, pricing and exposure in this business. These proprietary tools are constructed from databases that involve a comprehensive set of historical profit and loss experience data developed at a crop, state, county and farm level of detail. We further analyze this data based on current and forecasted crop growing conditions, agriculture commodity prices, and market conditions in an effort to produce attractive returns.
In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios, enabling the writing of additional business and ensuring our insurance businesses are of sufficient size to be considered a lead market for their products. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. For more information on the Company’s reinsurance ceded, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ceded Reinsurance” and Note 6 — “Reinsurance” in the Notes to the Consolidated Financial Statements of the Company.

Catastrophe Risk Management
To achieve our catastrophe risk management objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.
We have licensed catastrophe modeling software from the principal modeling firms, including RMS and AIR. These software tools use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to the modeling companies to improve the efficiencies of these models. We also supplement the model output in certain territories with the results of our proprietary models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and surcharged for increased uncertainty. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis. Our commitment to detailed exposure data has precluded significant involvement as a retrocessionaire in the current market.
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
Loss Reserving Risk Management
Establishing reserves for losses and loss expenses, in particular reserves for the Company’s long-tail lines of business, constitutes a significant risk for the Company. Loss reserves do not represent an exact calculation of liability, but instead are estimates of what the Company expects the ultimate settlement and administration of claims will cost. To the extent the Company determines that actual losses and loss expenses exceed the loss reserves recorded in our financial statements, the Company will be required to increase its reserve for losses and loss expenses which in turn could cause a material reduction in the Company’s profitability and capital.
The Company manages the risk inherent in estimating the Company’s reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company’s susceptibility to reserving errors that may be associated with any one line or type of business. In 2010, the Company’s largest single line of business represented 27.6% of the gross premiums written by the Company. Second, where loss development uncertainty exists, the Company makes select use of the purchase of reinsurance to reduce the Company’s exposure to such loss development uncertainty, in particular in our insurance lines of business. Third, the Company incorporates uncertainty in loss trends into its underwriting pricing process. Finally, in its reinsurance business, the Company conducts active, regular audits of its ceding company clients with the intent of identifying quickly and thoroughly exposures assumed by the Company.
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
The Company manages its investment risks through both a system of limits and a strategy to optimize the interaction of risks and opportunities. To ensure diversification of the Company’s investment portfolio and avoid aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on our investment portfolio, and monitored on an ongoing basis. The Company manages its interest rate risk through an asset liability management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities and the anticipated interest rate environment. The Company manages foreign currency risk by seeking to match the Company’s liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets including cash and investments that are denominated in such currencies. In order to limit the Company’s exposure to credit risk, the Company’s investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company Investment Policy sets limits for individual credit exposures based on credit rating.
The Company uses a number of capital-at-risk models, which include volatility-scenario based measures and value-at-risk (“VaR”) and credit impairment calculations to evaluate its investment portfolio risk. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform in accordance with their historical tendencies, the investment portfolio loss for a year period was expected to be less than or equal to 3.3% at December 31, 2010. The Company adjusts its scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.
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
The Company seeks to mitigate operational risks through the application of strong process controls throughout our business. Key process controls include underwriting authority letters, underwriting referral protocols, claims procedures guidelines, financial reporting controls and procedures, information technology procedures, the disaster recovery plan and the business continuity plan. The Company’s internal audit department and operational audit personnel rigorously test the Company’s various process controls on a regular basis.
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
Role of the Board of Directors in Risk Management
The Company’s Board of Directors administers its risk oversight of the Company through quarterly meetings of its Risk Committee with members of senior management, including representatives from the Actuarial, Claims, Finance, Internal Audit, Investment, Legal and Underwriting functions within the organization. The Risk Committee’s members review with senior management the Company’s enterprise risk management framework and related policies, processes and procedures.

The Risk Committee members review with management the methods utilized by the Company to identify and quantify risks associated with the Company’s business and operations and the Company’s established risk tolerances and evaluate the Company’s professional development plans for key risk management functions. In particular, the Risk Committee members monitor the Company’s key risks, risk based capital position relative to internal standards and the requirements of the Company’s regulators and rating agencies and the Company’s stressed liquidity position based upon a series of adverse cash flow scenarios and periodically approves the level of risk assumed by the Company in its underwriting, investment and operational activities.
Investments
We follow an investment strategy designed to preserve book value growth and generate appropriate risk adjusted returns while providing sufficient liquidity to meet the needs of the Company. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships, risk management and auditing and accounting. Our investment team uses specialized analytical tools to evaluate risk and potential investments to facilitate a risk managed, opportunity oriented approach to investing consistent with the requirements of the Company’s investment policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers’ performance within the established investment policy of the Company. During 2009, we also began managing a portion of our investment portfolio internally. Internally managed assets were 6.2% of total invested assets at December 31, 2010.
In assessing the quality and risk associated with our investment portfolio, we utilize a number of capital-at-risk models, which include volatility-scenario based measures and value-at-risk calculations, to manage our aggregate investment risk exposures. Our capital-at-risk models also include the assessment of risk capital undertaken by Standard & Poor’s (“S&P”) and A.M. Best Company (“A.M. Best”). Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. We adjust our scenarios for a variety of extreme as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time. In addition, management and the Board of Directors regularly reviews risk budget, investment allocations, risk exposures, expected returns and expected return on capital.
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
Our Investment Policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk profile and risk budget, which is reviewed by the Investment Committee of the Company’s Board of Directors and includes estimates of the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a specified period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. The investment risk profile is reviewed by the Investment Committee and is revised quarterly based on market conditions and developing needs of the Company. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and or company specific issues and or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.
For additional information on the Company’s investment portfolio, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio” and Note 3 — “Investments” in the Notes to the Consolidated Financial Statements of the Company.

Ratings
Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Endurance Holdings and certain of its operating subsidiaries maintain a financial strength rating at Moody’s of A2, with a stable outlook, an A.M. Best rating of “A” (Excellent), with a stable outlook, and an S&P rating of “A” (Strong) with a stable outlook. All three ratings agencies conducted reviews of Endurance Holdings during 2010.
In addition to our financial strength ratings, debt ratings apply to our debt as well as our preferred stock. These ratings are assessments of the likelihood that we will make timely payments of principal, interest and preferred share dividends. Our $535 million of Senior Notes are assigned a senior unsecured debt rating of “Baa1” by Moody’s, “bbb” by A.M. Best and “BBB+” by S&P. Our 7.75% Non-Cumulative Preferred Shares, Series A, are rated “Baa3” by Moody’s, “bb+” by A.M. Best and “BBB-“ by S&P.
The objective of S&P’s, A.M. Best’s and Moody’s rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders and debt holders. These ratings reflect S&P’s, A.M. Best’s and Moody’s opinions of our capitalization, performance and management, and are not a recommendation to buy, sell or hold the Company’s securities.
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
Employees
As of December 31, 2010, we had 820 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

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
The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, earthquakes in California and the Pacific Northwest and New Madrid region of the United States and drought, hail, tornado and flooding in the Midwestern United States. From time to time, we may have greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe negative results from such events than our competitors may. In particular, the Company has historically had a relatively large percentage of its coverage exposures concentrated in the states of California and Florida.
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
We are one of 16 companies that currently participate in the U.S. Federal Multi Peril Crop Insurance Program (“MPCI”) sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”). As a result of our acquisition of ARMtech in December of 2007, crop insurance premiums, which are primarily driven by MPCI, have become an increasingly larger portion of our business, totaling $567.5 million of gross premiums written in 2010, and representing 51.0% of the total gross premiums written in our Insurance segment in 2010.
The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement (“SRA”) and such changes to the SRA could adversely affect the financial results of crop insurers such as ARMtech.
As an agriculture insurer, we could face losses from commodity price volatility.
A significant portion of our agriculture insurance business provides revenue protection to farmers for their expected crop revenues, which can be affected by changes in crop prices. We face the risk that significant losses could be incurred in the event of a decline in the applicable commodity prices prior to harvest. While this risk is partially mitigated by policyholder retentions, it is possible that large declines in the commodity prices of the major crops we insure, including corn, soybeans, cotton and wheat, could have a material adverse effect on our results of operations or financial condition if we are unable to cost effectively reinsure these risks or enter into applicable commodity price hedges.
If actual renewals of our existing policies and contracts do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected.
Our insurance policies and reinsurance contracts are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s policies and contracts. If actual renewals do not meet expectations, our gross premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a large number of insurance and reinsurance contracts are subject to renewal.
The ongoing development of our U.S.-based insurance operations is subject to increased risk from changing market conditions.
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

Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general. The impact of this cyclicality can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (when market conditions are more favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market to the excess and surplus lines market and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. When soft market conditions are prevalent (when market conditions are less favorable to insurers), standard insurance carriers tend to loosen underwriting standards and expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rate decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or on our results of operations.
We seek to limit our loss exposure by writing many of our insurance and reinsurance contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event, employing coverage restrictions and following prudent underwriting guidelines for each program written. In the case of proportional treaties, we seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. Most of our direct liability insurance policies include maximum aggregate limitations. We also seek to limit our loss exposure through geographic diversification. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition and our results of operations, possibly to the extent of eliminating our shareholders’ equity.
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
We are also subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to our clients. If our reinsurance companies experience financial difficulties, they may be unable to pay us. In addition, reinsurers may be unwilling to pay us, even though they are able to do so. The failure of one or more of the our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and, depending upon the amount of reinsurance we have purchased, could cause us to incur a significant loss.
A decline in our financial strength ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.
Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. We currently maintain an A.M. Best financial strength rating of “A” (Excellent) with a stable outlook and an S&P financial strength rating of “A” (Strong) with a stable outlook. Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured. If our ratings are reduced from their current level by A.M. Best or S&P, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below “B++” (two levels below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.

It is possible that rating agencies may in the future heighten the level of scrutiny they apply when analyzing companies in our industry, may increase the frequency and scope of their reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels.
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
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic environment characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for insurance products could be adversely affected. Adverse changes in the economy could potentially lead our customers to have less need for insurance coverage, to cancel existing insurance policies, modify coverage or to not renew with us, and our premium revenue could be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2010, our top three brokers represented approximately 54.2% of our net premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
Our reliance on brokers subjects us to their credit risk.
In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations, notwithstanding the broker’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. To date we have not experienced any losses related to such credit risks.
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

Recent examples of emerging claims and coverage issues include:
•	larger settlements and jury awards for professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance;
•	initial rollback of tort reform caps and other limitations in various states possibly increasing jury awards in medical malpractice, auto and other liability exposures;
•	a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices related to the conduct of our business; and
•	uncertainties associated with liability coverages related to sub-prime mortgage and general credit crisis exposures.
The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business.
We operate in a highly competitive environment which could adversely impact our operating margins.
The insurance and reinsurance industries are highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based insurers and reinsurers. Many of our competitors have greater financial, marketing and management resources. In addition, we may not be aware of other companies that may be planning to enter the segments of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increasing competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.
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
Historically, property and casualty insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for insurance and reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of insurance and reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The continued strengthening of the industry’s surplus position in 2010 and the establishment of new market entrants within the past five years has increased the supply of insurance and reinsurance and has caused insurance and reinsurance prices in many of the markets in which we participate to decrease since 2006. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for insurance and reinsurance coverage. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and cedants may affect the cycles of the insurance and reinsurance business significantly. To the extent these trends continue, our financial condition or results of operations could be materially and adversely affected.

Investment Risks
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and foreign currency exchange rates, which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific issuers included in our portfolio and other factors outside our control.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio. In the event that our estimate of our liability-cash flow profile is inaccurate, we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to adequately mitigate the interest rate risk of our assets relative to our liabilities, which could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it may result in a net unrealized loss position in our investment portfolio. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturity investments.
Our primary foreign currency exchange risks are related to net income from foreign operations, non—U.S. dollar denominated investments and investments in foreign subsidiaries. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, and investments in foreign subsidiaries.
A portion of our investment portfolio is allocated to Other Investments which we expect to have different risk characteristics than our investments in traditional fixed maturity investments and short-term investments, which in turn could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
A portion of our investment portfolio is allocated to Other Investments, both alternative funds and high yield loan funds, which we expect to have different risk characteristics than our investments in traditional fixed income securities and short term investments. Our alternative funds include investments in funds which invest in senior secured bank debt and high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies and constituted 4.4% of the carrying value of our cash and invested assets as of December 31, 2010. As of December 31, 2010, we are committed to potential future capital calls in the aggregate amount of approximately $11.7 million. Our high yield loan funds constituted 1.7% of the carrying value of our cash and invested assets as of December 31, 2010. The amount and timing of net investment income from such Other Investments tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from these investments, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner for which we have for our fixed income portfolio. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or high yielding bonds), and reinsurance counterparties could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on the principal and interest they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed and asset-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to us. At December 31, 2010, the fixed income portfolio of $5.2 billion represented 84.1% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely impact the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed income portfolio and our net income to decline and the default rate of the fixed maturity investments to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value and whether such declines in the Company’s value below amortized cost are due to credit related factors.
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
We participate in a securities lending program whereby securities, including fixed income investments, are loaned by us to third parties. We retain all economic interest in the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the securities. We require collateral in the form of cash, government securities and/or letters of credit at a rate of 102% — 105% of the market value of the loaned securities. We invest such collateral in other securities, primarily overnight repurchase agreements.
Returns of loaned securities by the third parties would require us to return the collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with collateral received from the third parties) may exceed the term of the related securities on loan and the market value may fall below the amount received as collateral and invested. If we are required to return significant amounts of collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities.
The determination of the other-than-temporary impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.
The determination of the amount of other-than-temporary impairments taken on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class as well as an analysis on a security by security basis. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised.
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
We hold certain investments that may lack liquidity, such as our alternative funds and high yield loan funds. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.
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
We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturity investments. Our income derived from our invested assets (including net realized gains (losses) on investment sales and net impairment losses recognised in earnings) was $218.9 million for the year ended December 31, 2010. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.
With respect to our liabilities, we strive to structure our investments in a manner that recognizes their cash flow profile and our potential liquidity needs. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability profile. However, if our liquidity needs or liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in that manner. The market value of our fixed income portfolio will be subject to fluctuations depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we take measures to attempt to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. A significant increase in interest rates may have a material adverse effect on our book value.
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

Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares, class A shares and 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”), and to make other payments. Under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Series A Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Series A Preferred Shares have been declared and paid. Preference shares, including the Series A Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings.
We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations, including those institutions that participate in our credit facility, fails.
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
We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the FDIC insurance limits at various depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facility. If one or more of these financial institutions were to fail, our ability to access cash balances or draw down on our credit facility may be temporarily or permanently limited, which could have a material adverse effect on our results of operations, financial condition or cash flows.
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
Our future capital requirements depend on many factors, including our ability to underwrite new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current rating agency ratings. We need liquidity to pay our operating expenses and without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are our invested assets. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and shareholders’ equity.
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
It is also possible that U.S states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation establishing further state involvement in providing or governing the insurance or reinsurance of catastrophe exposed risks, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of one or more of the catastrophe funds established by U.S. states, which could lead either to a severe dislocation or the necessity of Federal intervention in the markets of one or more of those states, either of which would adversely impact the private insurance and reinsurance industry.

The regulatory system under which we operate, and potential changes thereto, including heightened scrutiny of issues and practices in the insurance industry could have a material adverse effect on our business.
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
The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. Certain government authorities, including state officials in Florida, New York and Connecticut, have from time to time investigated a number of issues and practices within the insurance industry. It is possible such scrutiny could include us and it is also possible that these investigations or related regulatory developments could mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business. In addition, if our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.
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
We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements and any such requirements may impact the operations of our insurance and non-insurance subsidiaries and ultimately could impact our financial condition as well. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may adversely impact our business.
The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, regulation of executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and establishes a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters and established the federal Bureau of Consumer Financial Protection (the “BCFP”) which will require the BCFP and other federal agencies to implement many new rules. At this time, it is not possible to predict with any degree of certainty whether any other proposed legislation, rules or regulatory changes will be adopted or what impact, if any, the Dodd-Frank or any other such legislation, rules or changes could have on our business, financial condition or results of operations.
Solvency II could adversely impact our financial results and operations.
Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, may adversely affect our (re)insurance businesses. Implementation of Solvency II by the European Commission is expected to take effect January 1, 2013 in the European Union Member States, and will replace the current solvency requirements. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. In addition, the measures implementing Solvency II are currently subject to a consultation process and are not expected to be finalized until late 2011; consequently, our implementation plans are based on our current understanding of the Solvency II requirements, which may change. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on our reinsurance operations in the European Union and on our group solvency calculations. Such a finding could also have adverse indirect commercial impacts on our operations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

Operational Risks
Changes in current accounting practices and future pronouncements may materially impact our reported financial results.
Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if it is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items. For example, the current proposal for the convergence of U.S. GAAP with International Financial Reporting Standards (“IFRS”) may require the Company to prepare financial statements in accordance with IFRS for the year ended December 31, 2015, including comparative information also prepared under IFRS for the two previous years. Also, recent proposals from U.S. and international standard setters have indicated a possible move away from the current insurance accounting models toward a more “present value” based model which could introduce significant volatility in the earnings of insurance industry participants and significant changes in financial statement disclosures.
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
We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2010, approximately 12.5% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.
We periodically buy and sell currencies or investment securities denominated in non-U.S. dollars in an attempt to match our non-U.S. dollar assets to our related non-U.S. dollar liabilities. We currently have no currency hedges in place but may implement hedges in the future. As part of our asset-liability matching strategy, we also consider the use of hedges when we become aware of probable significant losses that will be paid in non-U.S. currencies. However, it is possible that we will not successfully match our exposures or structure the hedges to effectively manage these risks.

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
Our modeling, underwriting and information technology systems are critical to our success. Moreover, our proprietary technology and application systems have been an important part of our underwriting strategy and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. While we have implemented disaster recovery and other business continuity plans, a defect or failure in our internal controls or information technology systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our operations and/or our reputation. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls and information technology systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.
Since we are dependent on key executives, the loss of any of these executives or our inability to retain other key personnel could adversely affect our business.
Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David S. Cash, Chief Executive Officer, and William M. Jewett, President. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.
Our business could be adversely affected by Bermuda employment restrictions.
We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. Current Bermuda law limits the duration of work permits to six years, with certain exemptions for key employees. All of our 33 Bermuda-based professional employees who require work permits, including Mr. Jewett, have been granted permits by the Bermuda government. The terms of such permits usually range from three to five years at the time of grant depending on the individual. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

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
The bye-laws of Endurance Holdings provide certain protections against adverse tax consequences to us resulting from laws that apply to the shareholders of Endurance Holdings. If a shareholder’s death or non-payment of any tax or duty payable by the shareholder, or any other act or thing involving the shareholder, causes any adverse tax consequences to us (i) the shareholder (or his executor or administrator) is required to indemnify us against any tax liability that we incur as a result, (ii) we will have a lien on any dividends or any other distributions payable to the shareholder by us to the extent of the tax liability and (iii) if any amounts not covered by our lien on dividends and distributions are owed to us by the shareholder as a result of our tax liability, we have the right to refuse to register any transfer of the shareholder’s shares.

There are regulatory limitations on the ownership and transfer of our ordinary shares.
State laws in the United States and the United Kingdom require prior notices or regulatory agency approval of changes in control of an insurer or its holding company. The insurance laws of the domiciliary jurisdiction provide that no corporation or other person (except in certain jurisdictions an authorized insurer) may acquire control of a domestic insurance or reinsurance company unless it has given notice and obtained prior written approval of the appropriate regulatory agency. Any purchaser of 10% or more of our ordinary shares could become subject to such regulations and could be required to file certain notices and reports with the insurance commissioners of the domiciliary jurisdictions of our operating companies.
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
In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a United States federal securities law that is either penal or contrary to Bermuda public policy. An action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda court. Consequently, certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, may not be available under Bermuda law or enforceable in a Bermuda court, as they may be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Taxation Risks
We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our financial condition.
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Endurance Holdings and Endurance Bermuda an assurance that if any legislation is enacted in Bermuda that would “impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition” any such tax will not be applicable to Endurance Holdings, Endurance Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. The government of Bermuda has announced its intent to extend the protection afforded under the Exempted Undertakings Tax Protection Act 1966 to 2035. However, the extension has not yet been enacted into law and there can be no assurance that it will be enacted into law. Accordingly, it is possible that after March 28, 2016 we may be subject to Bermuda taxes.
We and our subsidiaries may be subject to U.S. tax which may have a material adverse effect on our financial condition and results of operations.
Endurance Holdings and Endurance Bermuda are Bermuda companies and Endurance U.K. is an English company. Endurance Holdings, Endurance Bermuda and Endurance U.K. each intend to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code (“Code”), regulations or court decisions, the Internal Revenue Service (“IRS”) might successfully contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are/is engaged in a trade or business in the United States. If Endurance Holdings, Endurance Bermuda and/or Endurance U.K. were/was engaged in a trade or business in the United States, and if Endurance U.K. or Endurance Bermuda was to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business was attributable to a “permanent establishment” in the United States (or in the case of Endurance Bermuda, with respect to investment income, arguably even if such income was not attributable to a “permanent establishment”), Endurance Holdings, Endurance U.K. and/or Endurance Bermuda would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.
Holders of Endurance Holdings’ ordinary shares or Series A Preferred Shares who own 10% or more of our voting power may be subject to taxation under the “controlled foreign corporation” (“CFC”) rules.
Certain “10% U.S. Shareholders” of a foreign corporation that is considered a “controlled foreign corporation” (a “CFC”) for U.S. federal income tax purposes must include in gross income such 10% U.S. shareholder’s pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons —Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.” Due to the dispersion of Endurance Holdings’ share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its shares entitled to vote and authorize Endurance Holdings to purchase such shares under certain circumstances, and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. Accordingly, investors should consult their tax advisors regarding the application of the CFC rules to an investment in Endurance Holdings.
U.S. Persons who hold ordinary shares or Series A Preferred Shares may be subject to U.S. income taxation on their pro rata share of our “related party insurance income” (“RPII”).
The CFC rules apply to certain insurance and reinsurance companies that earn RPII. If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Series A Preferred Shares of Endurance Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Endurance U.K.’s or Endurance Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. Although Endurance U.K. and Endurance Bermuda intend to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own ordinary shares or Series A Preferred Shares will not be required to recognize gross income inclusions attributable to RPII. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares— Shareholders Who Are U.S. Persons — RPII Companies; RPII Exceptions.”

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
We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2010. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2010 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See “Material Tax Considerations — Certain United States Federal Income Tax Considerations — United States Taxation of Holders of Ordinary Shares and Series A Preferred Shares — Shareholders Who Are U.S. Persons — Passive Foreign Investment Companies.”
Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders
The U.S. Congress and the U.S. President Obama’s Administration have discussed from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In particular, U.S. President Obama’s budget for fiscal year 2012 includes proposals that would deny a U.S. non-life insurance company a deduction for certain non-taxed reinsurance premiums paid to affiliates and defer interest deductions related to certain foreign source income. Congress, during prior sessions, has also introduced similar legislation, as well as other proposals relating to tax-haven jurisdictions, cross-border transactions, intangible products, and a proposal that would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S. federal income tax purposes. We cannot be certain if, when or in what form such legislation may be enacted and whether such legislation, if enacted, would have retroactive effect. Enactment of some versions of such legislation as well as other changes in U.S. tax laws, regulations and interpretations of such legislation or tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.

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
The BMA utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter, the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3, Class 3A, Class 3B and Class 4 insurers. The BMA has also adopted guidance notes (the “Guidance Notes”) in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act.
The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
In July 2008, the Insurance Amendment Act 2008 (the “Amendment Act”) was promulgated, which among other things, created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements, including the calculation of a Class 4 insurer’s Enhanced Capital Requirement (“ECR”) as further discussed below.

The BMA continues to make amendments to the Insurance Act with a view to enhancing Bermuda’s insurance regime and ensuring that Bermuda remains at the vanguard of international standards of insurance. Of particular importance and significance to Endurance Bermuda are the following recent amendments promulgated in 2010:
•	A group wide supervisory regime was introduced with the principle purpose of enabling the BMA to form a comprehensive view of the overall exposure of an insurance group;
•	The scope of the BMA’s powers was extended allowing the BMA to make rules in relation to prudential standards to include insurance reserves and eligible capital requirements; and
•	New notification requirements were introduced in respect of a change of shareholder controller, changes to controllers and officers and provisions for insurers to notify the BMA of any proposed material change in their business.
Additionally, the Insurance Code of Conduct (the "Insurance Code") became operative on 1 July 2010. Insurers have until 1 July 2011 to comply with the Insurance Code.
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
Loss Reserve Specialist
As a registered Class 4 insurer, Endurance Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA. Michael E. Angelina, Chief Actuary and Chief Risk Officer for the Company, has been appointed by our Board of Directors and has been approved by the BMA to act as Endurance Bermuda’s loss reserve specialist.

Statutory and GAAP Financial Statements
An insurer must prepare and file annual statutory financial statements with the BMA within four months from the end of the financial year to which they relate. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.
The new accounts regime applicable to Class 4 insurers includes (i) a distinct methodology and new format to be applied when preparing and reporting the statutory balance sheet and statutory income statements for Class 4 insurers and (ii) accompanying explanatory notes to be added and instructions affecting each statutory statement. The most significant aspect of the amended Regulations in relation to the statutory balance sheet of Class 4 insurers is the reporting obligation to detail, on a line-by-line basis, specific asset and liability classes, as well as the requirement to identify and distinguish between what is or is not attributable to affiliates of the Class 4 insurer.
Class 4 insurers are required to prepare and file with the BMA audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) (which applies in Bermuda, U.K., U.S., or such other GAAP as the BMA may recognize) or International Financial Reporting Standards (“IFRS”). The audited financial statements are to be submitted within four months from the end of the financial year to which they relate or, if the Class 4 insurer makes an application to the BMA, such longer period as may be allowed by the BMA but no longer than seven months from the end of the financial year to which they relate. The BMA publishes on its website each such Class 4 insurer’s GAAP or IFRS audited financial statements.
In addition to the audited GAAP or IFRS financial statements, Class 4 insurers are required to file with the BMA statutory financial statements which are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements, in the case of the Company, will be prepared in accordance with U.S. GAAP. As a general business insurer, Endurance Bermuda is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.
Annual Statutory Financial Return
Endurance Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin, as well as the minimum liquidity ratio, has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.
Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions
Bermuda’s risk-based regulatory capital adequacy and solvency margin regime termed the Bermuda Solvency Capital Requirement (“BSCR”) provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.
Where the insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s internal model provided certain conditions have been established and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimise the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers operate at or above a threshold capital level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR or approved internal model minimum amounts.
The BMA has introduced prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the minimum margin of solvency. The CSR is the return setting out the insurers risk management practises and other information used by the insurer to calculate its approved internal model ECR.
The new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. Where the results of scenario and stress testing indicated potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the 120% TCL figure. In circumstances where an insurer has failed to comply with an ECR given by the BMA in respect of that insurer, such insurer is prohibited from declaring or paying any dividends until the failure is rectified and the insurer is obliged to (i) provide the BMA, within fourteen days of the failure, with a written report as to why the failure occurred and remedial steps to be taken; and (ii) within forty-five days of the failure to provide the BMA with unaudited interim financial statements. In addition, the unaudited interim financial statements must be accompanied by the opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials and a CSR reflecting an ECR prepared using post-failure data.
Underlying the risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended). While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Endurance Bermuda must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 4 insurer in respect of its general business, which is the greater of:
•	$100,000,000;
•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written)); and
•	15% of net loss and loss expense provisions and other general business insurance reserves.
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
The BMA may also make rules prescribing prudential standards in relation to ECR, capital and solvency returns, insurance reserves and eligible capital which Endurance Bermuda must comply with. Endurance Bermuda may make an application to be exempted from the rules.
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
The Insurance Code of Conduct
The BMA has implemented a new insurance code, the Insurance Code, which came into effect on 1 July 2010. The BMA established 1 July 2011 as the date of compliance for all insurers.
The Insurance Code is divided into six categories, including:
(1) Proportionality Principle;
(2) Corporate Governance;
(3) Risk Management;
(4) Governance Mechanism;
(5) Outsourcing; and
(6) Market Discipline and Disclosure.
These categories contain the duties, requirements and compliance standards to be adhered to by all insurers. It stipulates that in order to achieve compliance with the Insurance Code, insurers are to develop and apply policies and procedures capable of assessment by the BMA.
Group Supervision
Emerging international norms in the regulation of global insurance and reinsurance groups are trending increasingly towards the imposition of group-wide supervisory regimes by one principal “home” regulator over all the legal entities in the group, no matter where incorporated. Amendments to the Insurance Act in 2010 introduced such a regime into Bermuda insurance regulation by the insertion of a new Part IVA of the Insurance Act.
As a result of the new Part IVA, the BMA will publish a statement of principles regarding the exercise of its discretion to determine whether it should be a group supervisor. The new Part IVA includes new provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.
The BMA also intends to publish an insurance code of conduct in relation to group supervision. There is presently no indication as to when group supervision may be fully implemented and what companies may be included.
Notifications to the BMA
The amendments to the Insurance Act in 2010 saw the modification of notification requirements for change of shareholder controllers. Where an insurer’s shares or its parent company’s shares are traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10 percent, 20 percent, 33 percent, or 50 percent shareholder controller of such insurer. The notice has to be given within 45 days of the shareholder becoming aware of the relevant facts. These provisions are applicable to us and our shareholders although we are unlikely to ever trigger the shareholder controller provisions in respect of U.S. shareholders due to the limitation on voting provisions in the Endurance Bermuda’s bye-laws.
Also an insurer must give written notice to the BMA that a person has become, or ceased to be, a controller of that insurer, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Endurance Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Endurance Bermuda. Failure to give such notice is an offence under the Insurance Act.

An insurer, or designated insurer, in respect of the group of which it is a member, must notify the BMA in writing that it proposes to take measures that are likely to be of material significance for the discharge, in relation to the insurer or the insurance group, of the BMA’s functions under the Insurance Act. Measures that are likely to be of material significance include:
•	transfer or acquisition of insurance business being part of a scheme falling within section 25 of the Insurance Act or section 99 of the Companies Act;
•	amalgamation with or acquisition of another firm; and
•	a material change in the insurer’s business plan not otherwise reported to the BMA.
In respect of the foregoing, the BMA is obliged to service a notice of objection to the material change unless it is satisfied that:
•	the interest of policyholders and potential policyholders of the insurer or the insurance group would not in any manner be threatened by the material change; and
•	without prejudice to the first bulletin point above, that, having regard to the material change the requirements of Insurance Act would continue to be complied with, or, if any of those requirements are not complied with, that the insurer concerned is likely to undertake adequate remedial action.
Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.
Bermuda Guidance Notes
The BMA has issued Guidance Notes on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. The BMA continues to issue Guidance Notes through its web site at www.bma.bm. These provide guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Endurance Bermuda and other relevant parties to observe at all times.
Certain Other Bermuda Law Considerations
Endurance Holdings and Endurance Bermuda each are required to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. Endurance Holdings and Endurance Bermuda are prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.
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

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003, and Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our ordinary shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of the company remain so listed. The ordinary shares of Endurance Bermuda are listed on the New York Stock Exchange.
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
The Minister, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, as amended, has given us a written assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations or our shares, debentures or other obligations until 28 March 2016. The government of Bermuda has announced its intent to extend the protection afforded under the Exempted Undertakings Tax Protection Act 1966 to 2035. However, the extension has not yet been enacted into law and there can be no assurance that it will be enacted into law. Accordingly, it is possible that after March 28, 2016 we may be subject to Bermuda taxes.
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
In December 2004, the FSA prompted a market initiative in the United Kingdom insurance industry to resolve perceived problems resulting from contract uncertainty, which may exist where the full terms and conditions of a contract of insurance or reinsurance are not established at or before the time when the contract comes into force. The FSA’s stated preferred outcome was that a market solution should be produced which met the regulator’s main concerns, which were that policyholders should know precisely what protection they have bought; and that insurers, reinsurers and brokers should have a clearer view, at the time of inception of a contract of the relevant legal, fiduciary, operational and underwriting risks to which they are subject. Contract certainty has since continued to be a supervisory priority and most of the insurance industry in the U.K. signed up to a Code of Practice to help avoid disputes arising from contract uncertainty. The FSA has stated that in cases where it believes that firms have fallen behind the rest of the market in reducing the number of contracts that do not meet the market’s contract certainty standards, it would consider regulatory action to address this, though no enforcement action has been taken in this regard to date. This action might include increases in required regulatory capital or the commencement of enforcement action.
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
Insurers are required to calculate an Enhanced Capital Requirement (“ECR”) in addition to their required minimum solvency margin and to report it to the FSA (though the ECR is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance (“ICG”) regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA and has agreed with the FSA the bases and methodology for this calculation. This calculation is used along with other tools by the FSA to help establish the ICG. Endurance U.K. is currently calculating the ECR for December 31, 2010. Should Endurance U.K. not meet this test, additional capital may be required.
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
The European Commission, jointly with Member States, is carrying out a fundamental review of the regulatory capital and supervisory regime of the insurance industry (the Solvency II project). Its objective is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. Endurance U.K. is monitoring the ongoing consultation and legislative steps following adoption of the Solvency II Framework Directive in May 2009 (which will be amended by a further “Omnibus Directive” proposed by the European Commission in January, 2011) (together the “Solvency II Directive”). The legislation implementing the final version of the Solvency II Directive is required to take effect in the U.K. and the other E.U. member states on January 1, 2013, and will replace the current solvency requirements described above. The FSA is undertaking a program of preparatory work and supervisory visits to insurers, in order to identify the actions which it considers that insurers should now undertake in anticipation of the implementation of the Solvency II Directive and to review insurers’ internal models for calculating all or part of the new solvency capital requirements. Endurance UK is fully co-operating with the FSA in this respect.

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
Elimination of the FSA
The U.K. Government is currently consulting on proposals to reform the U.K. regulatory structure. This means that, as of 2012, the FSA will cease to exist in its current form and three new regulatory bodies will be established in its place. Endurance U.K. will be supervised by both the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”) going forward. The FCA will be responsible for regulating the day-to-day conduct of insurance firms and the PRA will have responsibility for monitoring compliance with prudential requirements. It is proposed that the FCA will have a more interventionalist approach to regulation and will be focused on consumer outcomes.
U.S. Regulation
The Company’s U.S. operating subsidiaries are domiciled in the State of Delaware, with the exception of American Agri-Business Insurance Company, which is domiciled in the State of Texas.
Much of state insurance regulation follows model statutes or regulations developed or amended by the National Association of Insurance Commissioners (“NAIC”) which is comprised of the insurance commissioners of each U.S. jurisdiction. The NAIC re-examines and amends existing model laws and regulations (including holding company regulations) in addition to determining whether new ones are needed.
NAIC model laws and regulations are merely recommended laws and regulations relating to the regulation of insurance in the U.S. that become effective only when enacted into law or promulgated as a regulation in a state. Some models have been enacted in very few states and some models have been enacted in all states in some form or another.
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
In the wake of the financial crisis, the NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level. The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the “Model Act”) and its Insurance Holding Company System Model Regulation (the “Model Regulation”). Among other things, the revised Model Act and Model Regulation explicitly address “enterprise” risk — the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse affect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole — and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. If the insurance regulator in Delaware and/or Texas adopts the revised Model Act and Model Regulation, the scope of insurance holding company regulation that the Company’s holding company system is currently subject to will be significantly expanded.

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
State insurance authorities have broad regulatory powers with respect to various aspects of the business of the Company’s U.S. operating subsidiaries including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards (including risk-based capital standards), approval of policy forms and dates, and regulating investments, dividends and transactions between an insurer and its affiliates. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction. State insurance laws and regulations require each of the Company’s U.S. operating subsidiaries to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business; and the operations of the Company’s U.S. operating subsidiaries are subject to examination by those departments at any time. The Company’s U.S. operating subsidiaries prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.
In general, such state regulation is for the protection of policyholders rather than shareholders. Under Delaware and Texas insurance laws, the Company’s U.S. operating subsidiaries may only pay dividends to their respective parent companies out of earned surplus. In Delaware and Texas, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the applicable state insurance regulator, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.

In addition, the ability of the Company’s U.S. operating subsidiaries to declare or pay any dividend, together with all dividends declared or distributed by it within the preceding twelve months, exceeds the greater of:
1.	ten percent of its policyholders surplus as of the 31st day of December of the preceding year; or
2.	the statutory net income, not including realized capital gains for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding)
will be subject to the prior approval of the applicable domestic state insurance regulator. Any dividend paid by any one of the Company’s U.S. operating subsidiaries must first be paid to its parent company. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies.
The dividend limitations imposed by Delaware and Texas insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2010, of the Company’s U.S. operating subsidiaries, only ARMtech had earned surplus, and therefore, only ARMtech could declare or distribute dividends in 2010 without prior regulatory approval.
The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Wall Street Reform and Consumer Act (the “Dodd-Frank Act”). Prior to the enactment of the Dodd-Frank Act in July 2010, the U.S. federal government’s regulation of the insurance industry was essentially limited to certain insurance products, such as flood insurance, multi-peril crop insurance and reinsurance of losses from terrorism. As part of the overall federal financial regulatory reform package contained in the Dodd-Frank Act, Congress has legislated reforms in the reinsurance and surplus lines sectors.
Under reinsurance credit rules established under the Dodd-Frank Act, which are to become effective on July 21, 2011, a U.S. ceding insurer need not satisfy the reinsurance credit rules of any nondomestic state if the following two conditions are met: 1) the ceding insurer’s domestic state is NAIC-accredited, and 2) the ceding insurer’s domestic state recognizes credit for reinsurance for its ceded risk.
The Dodd-Frank Act also created a Federal Insurance Office (“FIO”) in the U.S. Department of the Treasury. The FIO will have the authority to gather information, to advise the treasury secretary on key issues such as terrorism risk coverage and insurance accounting rules, and to send reports to Congress. The FIO director will serve as a nonvoting member of the Financial Stability Oversight Council. In addition, the FIO will have the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as “systemically significant” and therefore subject to regulation by the Federal Reserve as a bank holding company.
In limited circumstances, the FIO can declare a state insurance law or regulation “preempted;” but this can be done only after extensive consultation with state insurance regulators, the Federal Office of Trade Representative and key insurance industry players (in trade associations representing insurers and intermediaries).
The Dodd-Frank Act has the potential to open the door to greater federal oversight of U.S. insurance markets. The U.S. Congress continues to examine the current condition of U.S. state-based insurance regulation to determine whether to allow optional federal insurance company incorporation. The federal government has also undertaken initiatives in several other areas that may impact the insurance industry including tort reform, corporate governance and the taxation of insurance companies. We cannot predict with certainty whether, or in what form, reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect our business or whether any effects will be material. Changes in federal statutes, including the Gramm-Leach-Bliley Act and the McCarran-Ferguson Act, financial services regulation and federal taxation, in addition to changes to state statutes and regulations, may be more restrictive than current requirements or may result in higher costs, and could materially adversely affect the insurance industry and our business, financial condition and results of operations.

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
Switzerland
In 2008, Endurance Bermuda established a branch in Zurich, Switzerland named Endurance Specialty Insurance Ltd. Pembroke (Bermuda) Zurich Branch. The Swiss Financial Regulator does not impose additional regulation upon a Swiss branch of a foreign reinsurer. On January 1, 2009, the Federal Act on the Swiss Financial Market Supervisory Authority (“FINMA”), which the Swiss Parliament approved in June 2007, went into full legal force. The effect of the Act was to merge three bodies — the Federal Office of Private Insurance, the Swiss Federal Banking Commission and the Anti-Money Laundering Control Authority — into FINMA. Until their merger and incorporation into FINMA, these three authorities retained responsibility for their own areas of activity.

Singapore
In 2008, Endurance Specialty Insurance Ltd. Singapore Branch received regulatory approval from the Monetary Authority of Singapore to operate as a branch insurer of Endurance Bermuda in Singapore to transact general reinsurance domestically and internationally. The branch is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act. Endurance Specialty Insurance Ltd. Singapore Branch is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated by ACRA pursuant to the Companies Act. Endurance Specialty Insurance Ltd. Singapore Branch has received approval under a tax incentive scheme set out in the Income Tax Act (and the relevant regulations) which provides for a concessionary corporate tax rate of 10% to be applied on its income from all its offshore general reinsurance business for a period of 10 years from April 2010 to March 2020. For the year ended December 31, 2010, capital of $15.0 million was provided to the Singapore Branch. Total capital injections from inception to December 31, 2010 were $29.9 million.
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
Endurance Bermuda has received written assurance dated December 7, 2001 and Endurance Holdings has received written assurance dated July 18, 2002 from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Endurance Bermuda or Endurance Holdings or to any of their respective operations, shares, debentures or obligations until March 28, 2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Endurance Bermuda or Endurance Holdings in respect of real property or leasehold interests in Bermuda held by them. To date, the Ministry of Finance has given no indication that the Ministry: (i) would not extend the term of the assurance beyond 2016; or (ii) would allow the term of the assurance to expire; or (iii) would change the tax treatment afforded to exempted companies either before or after 2016. The government of Bermuda has announced its intent to extend the protection afforded under the Exempted Undertakings Tax Protection Act 1966 to 2035. However, the extension has not yet been enacted into law and there can be no assurance that it will be enacted into law. Accordingly, it is possible that after March 28, 2016 we may be subject to Bermuda taxes.
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
United States Taxation of Endurance Holdings and its Operating Subsidiaries
Our intent has been and continues to be to operate Endurance Holdings and its non-U.S. subsidiaries in such a manner that they will not be considered to be conducting business within the United States for purposes of U.S. federal income taxation. Whether business is being conducted in the United States is an inherently factual determination. Because the Code, regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, there can be no assurance that the IRS will not contend successfully that Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are or will be engaged in a trade or business in the United States. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax (at a current maximum rate of 35%), as well as a 30% branch profits tax in certain circumstances, on its income which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation is entitled to deductions and credits only if it timely files a U.S. federal income tax return. Endurance Holdings, Endurance Bermuda and Endurance U.K. have in the past and intend to continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax.
So long as Endurance Bermuda is entitled to the benefits under the Bermuda-U.S. tax convention, it will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Whether business is being conducted in the United States through a permanent establishment is an inherently factual determination. Endurance Bermuda intends to conduct its activities so as not to have a permanent establishment in the United States, although there can be no assurance that it will achieve this result. An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda-U.S. tax convention if (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the United States or Bermuda nor U.S. citizens.

Foreign insurance companies that conduct an insurance business within the United States must maintain a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda-U.S. tax convention, either because it fails to satisfy one of the limitations on Bermuda-U.S. tax convention benefits described above or because Endurance Bermuda is considered to have a U.S. permanent establishment, a significant portion of Endurance Bermuda’s premium and investment income could be subject to U.S. federal income tax. In addition, while the Bermuda-U.S. tax convention clearly applies to premium income, it is not clear whether it applies to other income, such as investment income. Consequently, if Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda-U.S. tax convention, but the Bermuda-U.S. tax convention is interpreted so as not to apply to investment income, a significant portion of Endurance Bermuda’s investment income could be subject to U.S. federal income tax even if Endurance Bermuda does not maintain a permanent establishment in the United States.
Under the U.K. Treaty, Endurance U.K., if entitled to the benefits of the U.K. Treaty, will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Endurance U.K. intends to continue to conduct its activities in a manner so that it does not have a permanent establishment in the United States, although we cannot predict whether we will achieve this result. Endurance U.K. will be entitled to the benefits of the U.K. Treaty if (i) during at least half of the days in the relevant taxable period, at least 50% of Endurance U.K.’s stock is beneficially owned, directly or indirectly, by citizens or residents of the United States and the United Kingdom, and less than 50% of Endurance U.K.’s gross income for the relevant taxable period is paid or accrued, directly or indirectly, to persons who are not U.S. or U.K. residents in the form of payments that are deductible for purposes of U.K. taxation or (ii) with respect to specific items of income, profit or gain derived from the United States, if such income, profit or gain is considered to be derived in connection with, or incidental to, Endurance U.K.’s business conducted in the United Kingdom.
Foreign corporations not engaged in a trade or business in the United States are nonetheless subject to U.S. withholding tax at a rate of 30% of the gross amount of certain “fixed or determinable annual or periodical gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to reduction by applicable treaties.
The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to premiums paid to Endurance Bermuda is 4% for non-life insurance premiums and 1% for reinsurance premiums. The excise tax will not apply to premiums paid to Endurance U.K. if Endurance U.K. is entitled to the benefits of the U.K. Treaty, and certain other requirements are met.
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
Dividends. Distributions with respect to ordinary shares and Series A Preferred Shares (including the payment of additional amounts, in the case of the Series A Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the “controlled foreign corporation,” “related person insurance income” and “passive foreign investment company” rules. These dividends should constitute “qualified dividend income” as defined in Section 1(h)(11)(B) of the Code and, thus, should be entitled to the maximum marginal preferential federal income tax rate of 15% applicable to “qualified dividends” received before January 1, 2013 by certain shareholders (such as individuals), provided that certain holding period requirements are satisfied and certain other conditions are met, and provided further that we are not considered a PFIC. This preferential tax rate is subject to increase for dividends paid after such date.

Distributions with respect to Endurance Holdings’ ordinary shares and Series A Preferred Shares will not be eligible for the dividends-received deduction allowed to U.S. corporations under the Code. The amount of any distribution that exceeds Endurance Holdings’ current and accumulated earnings and profits first will be treated as a tax free return of capital; reducing a holder’s tax basis in the ordinary shares or Series A Preferred Shares with regard to which the distribution was made and any amount in excess of such tax basis will be treated as gain from the sale or exchange of such holder’s shares.
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
RPII Companies. The CFC rules also apply to certain insurance companies that earn “related person insurance income.” (“RPII”). If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Series A Preferred shares of Endurance Holdings, directly or indirectly through foreign entities on the last day of the company’s taxable year would be required to include in its gross income for U.S. federal income tax purposes its pro rata share of Endurance U.K.’s or Endurance Bermuda’s RPII for the entire taxable year, regardless of whether such RPII is distributed. For purposes of the RPII rules, Endurance U.K. or Endurance Bermuda will be treated as a CFC if “RPII Shareholders” collectively own directly, indirectly through foreign entities or by application of the constructive ownership rules 25% or more of the stock of Endurance U.K. or Endurance Bermuda by vote or value. RPII is defined as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII Shareholder” of the foreign corporation or a “related person” to such RPII Shareholder. In general, and subject to certain limitations, “insurance income” is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company.
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
Basis Adjustments. A RPII Shareholder’s tax basis in its Endurance Holdings ordinary shares or Series A Preferred Shares, as the case may be, will be increased by the amount of any RPII or other subpart F income that the shareholder includes in income. Any distributions made by Endurance Holdings out of previously taxed RPII or other subpart F income will be exempt from further tax in the hands of the RPII Shareholder. The RPII Shareholder’s tax basis in its Endurance Holdings shares will be reduced by the amount of any distributions that are excluded from income under this rule.
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

Dispositions of Ordinary Shares and Series A Preferred Shares. Subject to the discussion below relating to the redemption of Series A Preferred Shares or the potential application of Code Section 1248 or the “PFIC” rules, any gain or loss realized by a U.S. Person on the sale or other disposition of ordinary shares or Series A Preferred Shares will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the amount realized upon such sale or exchange and such person’s tax basis in the shares. If the holding period for these shares exceeds one year at the time of the disposition, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals (subject to increase in 2013 without any Congressional action) and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and generally will constitute “passive income” for foreign tax credit limitation purposes.
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
This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Endurance Holdings expects for purposes of the PFIC rules that each of Endurance U.K. and Endurance Bermuda will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business. Accordingly, neither expects to be treated as a PFIC for U.S. federal income tax purposes. There can be no assurances, however, that this will be the case. The PFIC statutory provisions contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received directly its proportionate share of the income and as if it held its proportionate share of the assets of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule Endurance Holdings should be deemed to own the assets and to have received the income of its insurance subsidiaries directly for purposes of determining whether it qualifies for the insurance exception. Consequently, Endurance Holdings does not expect to be treated as a PFIC for U.S. federal income tax purposes. This interpretation of the look-through rule is consistent with the legislative intention generally to exclude bona fide insurance companies from the application of PFIC provision. Nevertheless, there are currently no Treasury regulations regarding the application of the PFIC provisions to an insurance company, and new Treasury regulations or pronouncements interpreting or clarifying these rules may be forthcoming. In addition, the determination of PFIC status is fundamentally factual in nature, depends on the application of complex U.S. federal income tax rules that are subject to differing interpretations, and generally cannot be determined until the close of the taxable year in question. Therefore, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.
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
AVAILABLE INFORMATION
General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Investment, Nominating and Corporate Governance, Risk and Underwriting Committees of our Board of Directors, can be found on our website at www.endurance.bm. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (including Endurance) and the address of that site is www.sec.gov. Any of the above referenced documents can also be obtained in print, free of charge, by contacting the Secretary at Endurance Specialty Holdings Ltd., Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.

Item 1B.	Unresolved Staff Comments
The Company had no outstanding, unresolved comments from the SEC staff at December 31, 2010.

Item 2.	Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2010, please see Note 11 - “Commitments and Contingencies” to our Audited Consolidated Financial Statements.

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

Item 4.	(Removed and Reserved)
Not Applicable.

PART II

Item 5.	Market for the Registrant’s Ordinary Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “ENH.” The following table sets forth, for the fiscal quarters and periods indicated, the high and low closing sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low

2010
First quarter	$39.12	$34.86
Second quarter	$40.43	$35.08
Third quarter	$39.97	$35.90
Fourth quarter	$46.64	$39.25

2009
First quarter	$32.74	$19.71
Second quarter	$29.73	$25.00
Third quarter	$36.47	$29.50
Fourth quarter	$38.44	$35.56
Number of Holders of Ordinary Shares
The approximate number of record holders of our ordinary shares as of February 18, 2011 was 119, not including beneficial owners of shares registered in nominee or street name.
Dividends
We paid a quarterly dividend of $0.25 per ordinary share in each of the four quarters of 2010 and 2009. Our Board of Directors reviews our ordinary share dividend each quarter. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.
Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2010, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $640.4 million. During 2010, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends. Endurance U.K. is currently completing statutory income (loss) statements for the year ended December 31, 2010. The Company does not expect Endurance U.K. to have material dividend capacity in 2011. As of December 31, 2010, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2011 without prior regulatory approval. As of December 31, 2010, ARMtech (with notice to the Texas Department of Insurance) could pay $2.8 million of dividends without prior regulatory approval.
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

For a description of working capital restrictions and other limitations upon the payment of dividends, see “Item 1. Business — Regulatory Matters,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Note 17 — “Statutory requirements and dividend restrictions” to the Company’s Audited Consolidated Financial Statements.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs(1)(2)	Plans or Programs(1)(2)

October 1 — October 31, 2010	918,895	$40.62	918,895	4,378,962

November 1 — November 30, 2010(2)	970,365	$43.86	970,365	3,408,597

December 1 — December 31, 2010	600,243	$46.04	600,243	2,808,354

Total	2,489,503	$43.19	2,489,503

(1)	Ordinary shares or share equivalents.

(2)	At its meeting on August 12, 2010, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 9, 2011, superceding all previous authorizations.
During the period from January 1, 2011 to February 28, 2011, the Company repurchased an additional 7,496,827 Ordinary shares and share equivalents at an average purchase price of $45.02 per share.
On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase an additional 10,000 ordinary shares from two affiliated funds of Perry Corp., which was a founding shareholder of Endurance Holdings. The aggregate repurchase price for the shares and the options was $321.5 million. The repurchase price per ordinary share was $44.99. This repurchase was separate from the Company’s existing 7.0 million share repurchase program that was authorized by the Company’s Board of Directors on August 12, 2010.
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

The graph below illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of the Company’s ordinary shares, compared with such return for the (i) Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2005 to December 31, 2010. During this period, the cumulative total return on the Company’s ordinary shares was 48.8%, the cumulative total return for the S&P 500 Composite Stock Price Index was 12.0% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was -16.1%.

	12/05	12/06	12/07	12/08	12/09	12/10
Endurance Specialty Holdings Ltd.	100.0	105.17	123.17	93.00	117.31	148.83
S&P 500	100.0	115.80	122.16	76.96	97.33	111.99
S&P Property & Casualty Insurance	100.0	112.87	97.11	68.55	77.01	83.90
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
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
We derived the following selected consolidated financial information for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information along with the information contained in this Annual Report on Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31,	2010	2009	2008	2007	2006

Selected Income Statement Data:
Gross premiums written	$2,053,236	$2,021,450	$2,246,420	$1,781,115	$1,789,642
Net premiums written	1,763,744	1,606,050	1,784,290	1,574,975	1,585,564
Net premiums earned	1,741,113	1,633,192	1,766,485	1,594,800	1,638,574
Net investment income	200,358	284,200	130,176	281,276	257,449
Net realized gains (losses) on investment sales	22,488	6,303	24,769	(972)	(6,978)
Net impairment losses recognized in earnings	(3,944)	(20,251)	(82,135)	(17,330)	(13,364)
Net losses and loss expenses	1,038,100	866,640	1,135,431	749,081	827,630
Acquisition expenses	264,228	267,971	299,913	307,576	317,489
General and administrative expenses	241,920	237,154	216,365	217,269	190,373
Net income	364,738	536,104	98,624	521,107	498,126
Preferred dividends	15,500	15,500	15,500	15,500	15,500
Net income available to common and participating shareholders	349,238	520,604	83,124	505,607	482,626
Per Share Data:
Dividends declared and paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Basic earnings per common share	$6.73	$9.14	$1.41	$7.76	$7.26
Diluted earnings per common share	$6.38	$8.69	$1.31	$7.13	$6.73
Weighted average number of common shares outstanding:
Basic	50,882	55,929	57,756	64,697	66,436
Diluted	53,728	58,874	62,136	70,462	71,755

As of December 31,	2010	2009	2008	2007	2006

Selected Balance Sheet Data:
Cash and investments	$6,187,215	$5,974,615	$5,358,087	$5,586,189	$5,515,044
Total assets	7,979,405	7,666,694	7,272,470	7,271,153	6,925,554
Reserve for losses and loss expenses	3,319,927	3,157,026	3,235,456	2,892,224	2,701,686
Reserve for unearned premiums	842,154	832,561	885,488	855,085	843,202
Debt	528,411	447,664	447,468	448,753	447,172
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	8,000	8,000
Total shareholders’ equity	2,848,153	2,787,283	2,207,283	2,512,259	2,297,874
Per Share Data:
Book value per common share (a)	$57.25	$47.74	$35.76	$38.94	$31.45
Diluted book value per common share (b)	$52.74	$44.61	$33.06	$35.05	$28.87
Selected Ratios (based on U.S. GAAP income statement data):

For the years ended December 31,	2010	2009	2008
Net loss ratio (c)	59.6%	53.1%	64.3%
Acquisition expense ratio (d)	15.2%	16.4%	17.0%
General and administrative expense ratio (e)	13.9%	14.5%	12.2%

Combined ratio (f)	88.7%	84.0%	93.5%

(a)	Book value per share is a non-GAAP measure based on total shareholders’ equity, less the $200 million redemption value of the Series A preferred stock, divided by basic common shares outstanding of 46,258,846 at December 31, 2010, 54,194,822 at December 31, 2009, 56,127,552 at December 31, 2008, 59,383,755 at December 31, 2007, and 66,701,712 at December 31, 2006. Common shares outstanding include 0 vested restricted share units for purposes of the December 31, 2010, 12,104 at December 31, 2009, 58,311 at December 31, 2008, 138,756 at December 31, 2007 and 221,331, at December 31, 2006 book value per share calculation.

(b)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity, less the $200 million redemption value of the Series A preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 50,210,614 at December 31, 2010, 57,996,331 at December 31, 2009, 60,718,312 at December 31, 2008, 65,978,030 at December 31, 2007, and 72,654,109 at December 31, 2006. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

(c)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(e)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(f)	The combined ratio is the sum of the loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

In the Insurance segment, the Company writes agriculture, professional lines, casualty, property, healthcare liability, and workers’ compensation insurance. In the Reinsurance segment, the Company writes catastrophe, casualty, property, aerospace and marine, and surety and other specialty reinsurance.
The Company’s Insurance and Reinsurance segments both include property related coverages, which provide insurance or reinsurance of an insurable interest in tangible property for property loss, damage or loss of use. In addition, the Company’s Insurance and Reinsurance segments include various casualty insurance and reinsurance coverages, which are primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting from such injuries.
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
The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short-term investments and preferred equity securities that are held as available for sale and Other Investments, comprised of alternative funds and high yield loan funds that are accounted for under the equity method of accounting. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the available for sale investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporarily impaired due to credit related factors, such losses are included in earnings as net impairment losses recognized in earnings. For Other Investments, the Company increases or decreases the value of these investments for the Company’s share of income or loss, less dividends, which is included in net investment income.
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
Marketplace Conditions and Trends. In general, at the end of 2010, we believe operating conditions continued to be competitive. In most classes of property and casualty business, we experienced downward pricing driven largely by relatively high levels of underwriting capacity and competition. In our agriculture business, pricing was stable, although the underlying exposure base decreased with the decline in commodity prices. We continued to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.

In 2011, we believe the following four primary influences may affect the market for our insurance and reinsurance products — the continuation of the challenging global economy, increased pricing competition in many of our markets, increased volatility in agriculture commodity prices and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including high levels of unemployment, significant governmental regulation initiatives and continued uncertainty in global financial markets. Although economies are slowly recovering, the lower levels of economic activity are likely to continue to suppress growth in demand for insurance and reinsurance. This, combined with the continued increase in recovery of most of the industry’s surplus position in 2010, is likely to result in a more competitive global insurance and reinsurance market in 2011. Potentially offsetting these factors is the increased volatility of agriculture commodity prices which could lead to increased risk exposure and higher demand in our agriculture insurance business. In addition, the current low interest rate environment will likely encourage a lower appetite for risks that are not adequately priced as there will be reduced investment earnings from underwriting cash flows. We believe these four factors have and will continue to contribute to changes in market conditions within both the reinsurance and insurance market places in which we operate.
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
If factors such as those described in the “Risk Factors” section in this Annual Report on Form 10-K cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on the Company’s results of operations, financial condition and liquidity.
Management believes that the following critical accounting policies affect significant estimates used in the preparation of its consolidated financial statements.
Premiums. The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies are written on a losses occurring or claims made basis during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured basis adjusts. Accordingly, we monitor the underlying insured basis and record additional or return premiums in the period in which amounts are reasonably determinable. Insurance premiums written accounted for 54%, 57%, and 63% of the Company’s gross premiums written during the years ended December 31, 2010, 2009, and 2008, respectively.
The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the terms of the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 25%, 21%, and 19% of the Company’s gross premiums written during the years ended December 31, 2010, 2009, and 2008, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 21%, 22%, and 18% of the Company’s gross premiums written during the years ended December 31, 2010, 2009, and 2008, respectively.

In addition to determining the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 24%, 23%, and 23% of the Company’s gross premiums written during the years ended December 31, 2010, 2009, and 2008, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to ceding company estimates, the Company also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:
•	the ceding company’s historical premium versus projected premium;
•	the ceding company’s history of providing accurate estimates;
•	anticipated changes in the marketplace and the ceding company’s competitive position therein;
•	reported premiums to date; and
•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.
Proportional reinsurance contracts accounted for approximately 22%, 20%, and 14% of the Company’s gross premiums written during the years ended December 31, 2010, 2009, and 2008, respectively.
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
The Company’s limited historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 10%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 10% variation in the Company’s proportional premiums receivable, net as of December 31, 2010, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $1.8 million on the Company’s net income.
The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheet as of December 31, 2010 and 2009:

				Surety and
			Aerospace	Other
Classes of Coverages	Casualty	Property	and Marine	Specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2010
Proportional premiums receivable, net	$100,600	$54,800	$22,900	$28,300	$206,600

As of December 31, 2009
Proportional premiums receivable, net	$46,100	$61,400	$28,900	$56,800	$193,200

As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premiums receivable asset on our balance sheet. We actively monitor our premiums receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. At December 31, 2010, the Company has an allowance for estimated uncollectible premiums receivable of $4.9 million (2009 — $12.8 million).

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
Actuarial Methods Used to Estimate Loss and Loss Expense Reserves. When the applicable information has been obtained, the Company uses a variety of actuarial methods to estimate the ultimate losses and loss expenses incurred by the Company in connection with business it has underwritten and thus, the applicable reserve for losses and loss expenses. One actuarial method used by the Company to estimate its reserve for losses and loss expenses is the expected loss ratio approach, which is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). Another actuarial method used by the Company is known as the Bornhuetter-Ferguson method. The Bornhuetter-Ferguson method uses an initial loss estimate (expected loss technique) for each underwriting quarter by business line and type of contract. The portion of the initial loss estimate that is the IBNR reserve is then reduced in each subsequent quarter by the losses reported for that business segment during that quarter. Over time, the IBNR reserve will be reduced and will be replaced with the actual losses reported to the Company or, if losses do not develop as expected, reserves for those losses are reduced with the amounts by which reserves are reduced then reflected in net income. Management uses these multiple actuarial methods, supplemented with its own professional judgment, to establish its best estimate of reserves for losses and loss expenses.
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

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. As the Company has accumulated its own loss reserve history, it has determined it is more appropriate to incorporate the Company’s actual loss experience. As of 2006, the Company determined that its own loss development history in relation to its short tail and other lines of business had reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of buinsess. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the short tail and other lines of business in its Reinsurance and Insurance segments for the year ended December 31, 2010. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves for its long tail and certain other lines of business in both its Insurance and Reinsurance segments.
Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2010 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:
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
Factors Creating Uncertainty in the Estimation of the Reserve for Losses and Loss Expenses. While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for losses and loss expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, including the Company’s casualty, property, catastrophe, aerospace and marine and surety and other specialty lines in the Reinsurance segment and the Company’s casualty and professional lines in the Insurance segment, which are discussed in detail below. In addition, the Company’s Reinsurance segment is subject to additional factors which add to the uncertainty of estimating loss and loss expense reserves. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating loss and loss expense reserves.
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
(iii)	the diversity of loss development patterns among different types of reinsurance treaties or contracts; and
(iv)	the Company’s need to rely on its ceding companies for loss information.
In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2010, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2010, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.
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
Investments. The Company currently classifies its entire fixed income portfolio, which consists of fixed maturity investments, short-term investments and preferred equity securities, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its fixed income portfolio in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
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
The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed income portfolio. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed income portfolio at December 31, 2010 were as follows:

Pricing services	30.0%
Index providers	56.1%
Broker/dealers	13.9%
Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2010, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.

Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2010, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.
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
Based on the above review, the Company will challenge any prices for a security that are not considered representative of fair value.
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
Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed income portfolio to determine whether any declines in the fair value below the amortized cost basis of its fixed income portfolio are other-than-temporary. If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes it down to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.

For the remaining fixed income investments in an unrealized loss position for which a decision to sell has not been made and it is more likely than not that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income portfolio is likely to be recovered include the following actions, among others, depending on the type of security being reviewed or tested:
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
If the amortized cost of the Company’s fixed income portfolio is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed income portfolio is likely to be recovered and related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheet.
Other Investments. Other Investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. Other Investments consist largely of alternative funds that invest in senior secured bank debt, high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies and high yield loan funds. The carrying value of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Investments in high yield loan funds are reported as of the current date.
Goodwill. The Company is required to make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $87.0 million as of December 31, 2010.
In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company’s stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2010.
Deferred Tax Assets. We provide for income taxes in accordance with the provisions of the relevant accounting guidance on, “Accounting for Income Taxes” and “Accounting for Uncertain Tax Positions”, for Endurance Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions, ARMtech and Endurance U.K., which are our operating subsidiaries in income tax paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.

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
Results of Operations
Years Ended December 31, 2010, 2009 and 2008
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,053,236	$2,021,450	$2,246,420
Ceded premiums written	(289,492)	(415,400)	(462,130)

Net premiums written	1,763,744	1,606,050	1,784,290

Net premiums earned	1,741,113	1,633,192	1,766,485
Net investment income	200,358	284,200	130,176
Net realized investment gains on investment sales	22,488	6,303	24,769
Net impairment losses recognized in earnings	(3,944)	(20,251)	(82,135)
Other underwriting (loss) income	(1,636)	3,914	(3,973)

Total revenues	$1,958,379	$1,907,358	$1,835,322

Expenses
Net losses and loss expenses	$1,038,100	$866,640	$1,135,431
Acquisition expenses	264,228	267,971	299,913
General and administrative expenses	241,920	237,154	216,365
Amortization of intangibles	10,460	10,463	10,675
Net foreign exchange (gains) losses	(2,989)	(29,740)	53,704
Interest expense	34,762	30,174	30,171
Income tax expense (benefit)	7,160	(11,408)	(9,561)

Total expenses	$1,593,641	$1,371,254	$1,736,698

Net income	$364,738	$536,104	$98,624

Ratios
Net loss ratio	59.6%	53.1%	64.3%
Acquisition expense ratio	15.2%	16.4%	17.0%
General and administrative expense ratio	13.9%	14.5%	12.2%

Combined ratio	88.7%	84.0%	93.5%

Premiums
Gross premiums written in 2010 were $2,053.2 million, an increase of $31.8 million, or 1.6%, compared to 2009 and a decrease of $193.2 million, or 8.6% compared to 2008. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(U.S. dollars in thousands)
United States	$1,598,335	$1,637,649	$1,767,349
Worldwide	239,912	243,105	276,144
Europe	102,574	75,985	140,067
Japan	40,608	27,926	17,839
Australasia	19,325	6,566	6,024
Canada	17,674	13,741	15,359
Other	34,808	16,478	23,638

Total gross premiums written	$2,053,236	$2,021,450	$2,246,420

Net premiums written in 2010 were $1,763.7 million, an increase of $157.7 million, or 9.8%, compared to 2009 and a decrease of $20.5 million, or 1.2% compared to 2008. The change in net premiums written for 2010 compared to 2009 and 2008 was driven primarily by the following factors:
•	Increased premium retentions in the agriculture and U.S. based property businesses within the Insurance segment for 2010 compared to 2009 and 2008;
•	Modest growth in the casualty and property lines of the Reinsurance segment, primarily as a result of new business written and positive premium adjustments recorded on the casualty line and new business written and increased shares on renewal contracts within the property line as compared to 2009;
•	Declines in the workers’ compensation line of the Insurance segment as a result of the Company’s exit from this business in the first quarter of 2009. The workers’ compensation line contributed $215.8 million of net premiums written in 2008; and
•	Declines in the professional lines of the Insurance segment compared to 2009 as the Company nonrenewed a portion of the business due to increased competition and significant rate reductions.
Ceded premiums written by the Company decreased in 2010 compared to 2009 and 2008 because of decreased cessions to third party reinsurers, as the Company chose to retain a higher level of premiums in the agriculture and property lines of the Insurance segment. Net premiums earned increased in 2010 compared to 2009 due primarily to the growth in net premiums written in the Reinsurance segment’s casualty and property lines and the Insurance segment’s agriculture line. Net premiums earned decreased in 2010 compared to 2008 due to the Company exiting the workers’ compensation line of business in the Insurance segment in 2009, partially offset by growth across the agriculture and professional insurance lines and the casualty and property reinsurance lines.
Net Investment Income
Our investment returns for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(U.S. dollars in thousands)
Net investment income (loss) from other investments	$40,281	$98,106	$(111,570)
Net investment income from available for sale investments and cash and cash equivalents	160,077	186,094	241,746

Net investment income included in net income	$200,358	$284,200	$130,176

The Company’s 2010 net investment income of $200.4 million represents a decrease of 29.5% or $83.8 million as compared to 2009 and an increase of 53.9% or $70.2 million as compared to 2008. Net investment income during 2010 included net mark to market gains of $40.3 million on Other Investments, comprised of alternative funds and high yield loan funds as compared to mark to market gains of $98.1 million in 2009 and mark to market losses of $111.6 million in 2008. Investment income generated by the Company’s fixed income securities decreased by $20.8 million in 2010 compared to 2009 and by $70.7 million compared to 2008 due to lower reinvestment rates. Cash and cash equivalents and investments (including pending investment settlements) increased 3.6% from 2009 and 15.4% from 2008. The increase in cash and cash equivalents and investments during 2010 and 2009 resulted from increases in market valuations of investments and positive net operating cash flows, partially offset by share repurchases. Investment expenses, including investment management fees, during 2010 were $14.9 million compared to $11.4 million in 2009 and $10.3 million in 2008. The increase in investment expenses over the two years was due to an overall increase in invested assets and changes in the Company’s external investment managers.
The annualized net earned yield, total return of the investment portfolio for the years ended December 31, 2010, 2009 and 2008 and market yield and portfolio duration as of December 31, 2010 and 2009 were as follows:

	2010	2009	2008
Annualized net earned yield(1)	3.32%	4.97%	2.35%
Total return on investment portfolio(2)	5.54%	10.04%	-3.40%
Market yield(3)	2.38%	3.04%	5.14%
Portfolio duration(4)	2.39 years	2.30 years	2.28 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes Other Investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income portfolio held by the Company’s investment managers.
During 2010, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 171 basis point range, with a high of 2.74% and a low of 1.03%. Trading activity in the Company’s portfolio included reductions in short-term investments and government guaranteed corporate securities and increased allocations to corporate securities and U.S. government and agencies securities. The portfolio repositioning was aimed at selectively adding yield while continuing to keep the portfolio short in duration and conservatively positioned. The duration of the fixed income portfolio held at December 31, 2010 was largely consistent with the duration at the end of 2009.
Net Realized Gains on Investment Sales
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for the year ended December 31, 2010 were $3,422.5 million compared to $2,587.5 million for the year ended December 31, 2009. Net realized investment gains on investment sales for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$33,788	$51,121	$48,511
Gross realized losses on investment sales	(11,300)	(44,818)	(23,742)

Net realized gains on investment sales	$22,488	$6,303	$24,769

Net Impairment Losses Recognized in Earnings
During 2010, 2009 and 2008, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. During the second quarter of 2009, the Company adopted new accounting guidance related to identifying whether an investment is considered to be other than temporarily impaired, which is described in Note 2(d), “Summary of Significant Accounting Policies—Investments,” of the notes accompanying our audited consolidated financial statements. As a result, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at December 31, 2010. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analysis and reviews, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. Other-than-temporary impairment losses recognized in earnings for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(U.S. dollars in thousands)
Other-than-temporary impairment losses	$(2,695)	$(50,993)	$(82,135)
Portion of loss recognized in other comprehensive income (loss)	(1,249)	30,742	—

Net impairment losses recognized in earnings	$(3,944)	$(20,251)	$(82,135)

The $3.9 million of other-than-temporary impairment losses recognized by the Company in 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period. For the years ended December 31, 2009 and 2008, the Company recorded $20.3 million and $82.1 million of OTTI losses in earnings, respectively. These amounts included a portion related to credit losses and a portion related to non-credit factors. Non-credit related factors included market and sector related factors such as limited liquidity and credit spread widening.
As of December 31, 2010, the Company maintained an investment portfolio with an average credit rating of AA. The Company’s investment portfolio consists of both mortgage-backed and asset-backed securities, which comprised 32.8% of total invested assets, including pending securities transactions, fixed maturity investments, short-term investments, preferred equity securities, cash and cash equivalents and Other Investments, at December 31, 2010. The Company, along with its investment managers, monitors the nature and type of assets underlying these types of securities. At December 31, 2010, the Company’s portfolio held no sub-prime mortgage exposure and the Company’s Alt-A exposure represented 1.0% of the Company’s fixed income portfolio. Of the Company’s Alt-A exposure, 78.8% are fixed rate securities.
Net Foreign Exchange Gains (Losses)
During 2010, the Company revalued its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $3.0 million compared to gains of $29.7 million for 2009 and losses of ($53.7) million for 2008. The gains recorded in the current period were primarily due to the revaluation of foreign denominated cash, receivables and net insurance liabilities as the U.S. dollar fluctuated in mixed directions against other major currencies. The net foreign exchange gains recorded in 2009 resulted from the strengthening of the British Sterling and weakening of the U.S. Dollar over that period. The net foreign exchange losses recorded in 2008 resulted from the strengthening of the U.S. dollar and weakening of the British Sterling compared to other currencies over that period.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. In 2010, the Chilean earthquake, the New Zealand earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company’s recorded losses, net of reinstatement premiums and other loss sensitive accruals, added 4.8 percentage points to the Company’s net loss ratio for 2010. In addition, the Company maintained reserves for attritional losses to reflect a number of smaller catastrophes that occurred in 2010. A small number of individual risk casualty events adversely impacted losses incurred in the Insurance segment in 2010. The impact of the increased loss activity in 2010 was partially offset by improved crop growing conditions in the U.S. resulting in a lower loss ratio in the agriculture line of business of the Insurance segment compared to the prior two years. In 2009, the Company’s net loss ratio benefited from a relative absence of major catastrophes. In 2008 net losses and loss expenses were adversely impacted by losses from Hurricanes Gustav and Ike and severe weather and worse than expected growing conditions and lower prices for major crops in the U.S., which adversely impacted the agriculture line of the Insurance segment.

During 2010, 2009 and 2008, the Company’s previously estimated ultimate losses for prior accident years were reduced by $126.8 million, $150.9 million and $156.5 million, respectively, as the loss emergence related to prior accident years was lower than expected, resulting in the reserves held by the Company for those accident years being moderately redundant. The overall net reduction in the Company’s estimated losses for prior accident years experienced in 2010 emerged in the Company’s short tail, long tail and other lines of both the Insurance and Reinsurance segments.
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
Acquisition Expenses
The Company’s acquisition expense ratio decreased in 2010 as compared to 2009 and 2008 primarily due to shifts in the earned premium mix, notably within the Insurance segment as earned premiums have increased in the agriculture line of business and decreased in the workers’ compensation line of business that had higher commission rates which the Company exited during 2009.
General and Administrative Expenses
The Company’s general and administrative expense ratio for 2010 decreased compared to 2009 and increased compared to 2008. The reduction as compared to 2009 was primarily due to higher earned premiums in the Reinsurance segment, partially offset by an increase in overall expenditures which was driven by higher professional service fees and lower expense reimbursements in the agriculture line of the Insurance segment. The increase in the 2010 expense ratio compared to 2008 was as a result of higher incentive compensation expenses in 2010 and lower expense reimbursements in the agriculture line of the Insurance segment. At December 31, 2010, the Company had a total of 820 employees as compared to 759 employees at December 31, 2009 and 781 employees at December 31, 2008.
Income Tax Expense (Benefit)
The Company incurred a tax expense for the year ended December 31, 2010 of $7.2 million compared to tax benefits of $11.4 million and $9.6 million for the years ended December 31, 2009 and 2008. The Company incurred additional taxes in 2010 due to the increase in income generated in its U.S. taxable jurisdictions compared to 2009 and 2008.
Net Income
The Company produced net income of $364.7 million in 2010 compared to $536.1 million in 2009 and $98.6 million in 2008. The decrease in net income for 2010 compared to 2009 was partly due to a decrease in net investment income of $83.8 million related primarily to mark to market adjustments on the Company’s Other Investments and a lower yielding fixed income portfolio. In addition, the Company experienced higher losses incurred in 2010 than 2009 arising from specific events including the Chilean earthquake, the New Zealand earthquake and European Windstorm Xynthia as well as higher attritional catastrophe losses.

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
Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,112,192	$1,152,150	$1,426,366
Ceded premiums written	(282,328)	(411,840)	(445,768)

Net premiums written	829,864	740,310	980,598

Net premiums earned	821,828	823,703	920,389
Other underwriting income	475	3,533	—

	822,303	827,236	920,389

Expenses
Net losses and loss expenses	558,040	553,008	681,735
Acquisition expenses	63,556	84,724	103,783
General and administrative expenses	123,335	119,766	103,211

	744,931	757,498	888,729

Underwriting income	$77,372	$69,738	$31,660

Ratios
Net loss ratio	67.9%	67.1%	74.1%
Acquisition expense ratio	7.7%	10.3%	11.3%
General and administrative expense ratio	15.0%	14.6%	11.2%

Combined ratio	90.6%	92.0%	96.6%

Premiums. Net premiums written in the Insurance segment increased in 2010 by 12.1% compared to 2009 and decreased 15.4% compared to 2008, respectively. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$567,461	$404,767	$572,096	$324,480	$690,318	$380,699
Professional Lines	170,146	148,717	193,799	167,091	142,253	119,427
Casualty	167,549	107,801	152,580	91,071	120,867	86,610
Property	122,110	88,299	124,621	68,011	159,408	98,012
Healthcare Liability	87,593	82,893	82,955	78,284	80,692	80,002
Workers’ Compensation	(2,667)	(2,613)	26,099	11,373	232,828	215,848

Total	$1,112,192	$829,864	$1,152,150	$740,310	$1,426,366	$980,598

The change in the Insurance business segment net premiums written in 2010 compared to 2009 was driven by the following factors:
•	Increased premium retentions in the agriculture line of business. The Company decreased its ceded premiums to the Federal Crop Insurance Corporation and reduced third party reinsurance purchases. The increase in net premiums written due to reduced cessions was partially offset by a decline in gross premiums written in the agriculture line for the current year compared to the prior year as reduced commodity price volatility resulted in a decline in rates;
•	Increased premium retentions in the U.S. based property business resulting from changes in the Company’s third party reinsurance program implemented in 2009;
•	Growth in the casualty line of business as a result of modest levels of new premiums written combined with increased premium retentions;
•	Reduced premiums written in the professional lines as the Company nonrenewed a portion of the business due to increased competition and significant rate reductions; and
•	A decline in workers’ compensation premiums written as a result of the Company’s exit from this line of business in the first quarter of 2009.
The change in the Insurance business segment net premiums written in 2010 compared to 2008 was driven primarily by the Company’s exit from the California workers’ compensation market in the first quarter of 2009, which contributed $215.8 million of net premiums written in 2008. This was partially offset by modest growth in net premiums written in the professional, agriculture and casualty lines of business.
Ceded premiums written by the Company in the Insurance segment decreased in 2010 compared to 2009 as the Company retained a higher proportion of premiums in the agriculture and property lines of business.
Net premiums earned by the Company in the Insurance segment in 2010 were comparable to 2009 in total; however, there were changes in the business mix resulting from the Company exiting the workers’ compensation line early in 2009, together with changes in the levels of premiums ceded in 2010. Net premiums earned in 2010 declined compared to 2008 as a result of the Company exiting the workers’ compensation line, which contributed $242.4 million of net premiums earned in 2008.
Net Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment in 2010 was comparable to 2009. The 2010 net loss ratio was characterized by a lower accident year loss ratio driven by the agriculture line, which experienced more favorable growing conditions in the current year than in 2009, offset by lower levels of favorable prior year loss reserve development in 2010. The net loss ratio in the Company’s Insurance segment in 2010 was lower than the 2008 net loss ratio due to the absence of severe weather that led to worse than expected growing conditions for major crops in the U.S. and declines in commodity prices experienced in 2008.

The net loss ratio reflected lower favorable prior year loss reserve development recorded for 2010 as compared to 2009 and 2008. Prior year loss reserves were reduced in 2010 by $46.9 million as compared to reductions of $92.1 million and $71.0 million for the years ended December 31, 2009 and 2008. Of the lines of business in the Company’s Insurance segment, the short tail property, long tail healthcare liability and other agriculture lines experienced significant net reductions in the Company’s estimated losses for prior accident years in 2010 as claims have not materialized as originally estimated by the Company. These reductions were offset by increases in the workers’ compensation line of business.
Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment decreased in 2010 as compared to 2009 and 2008 due to shifts in business mix, notably as earned premiums have increased in the agriculture line of business and decreased the workers’ compensation line of business following the Company’s exit from this line during 2009.
General and Administrative Expenses. The Company’s general and administrative expense ratio in the Insurance segment increased for 2010 compared to both 2009 and 2008 as a result of reductions in third party commissions and expense reimbursement offsets. In addition, the Company continued to make strategic employee additions in its agriculture and other U.S. specialty insurance operations.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$941,044	$869,300	$820,054
Ceded premiums written	(7,164)	(3,560)	(16,362)

Net premiums written	933,880	865,740	803,692

Net premiums earned	919,285	809,489	846,096
Other underwriting (loss) income	(2,111)	381	(3,973)

	917,174	809,870	842,123

Expenses
Net losses and loss expenses	480,060	313,632	453,696
Acquisition expenses	200,672	183,247	196,130
General and administrative expenses	118,585	117,388	113,154

	799,317	614,267	762,980

Underwriting income	$117,857	$195,603	$79,143

Ratios
Net Loss ratio	52.2%	38.8%	53.6%
Acquisition expense ratio	21.8%	22.6%	23.2%
General and administrative expense ratio	12.9%	14.5%	13.4%

Combined ratio	86.9%	75.9%	90.2%

Premiums. Net premiums written in the Reinsurance segment increased in 2010 by 7.9% over 2009 and 16.2% over 2008, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$309,886	$305,617	$303,404	$302,218	$315,262	$302,070
Casualty	294,030	293,222	255,142	254,897	161,583	162,617
Property	224,544	224,544	215,085	215,085	192,652	192,625
Aerospace and Marine	48,761	46,696	44,696	42,563	80,521	76,991
Surety and Other Specialty	63,823	63,801	50,973	50,977	70,036	69,389

Total	$941,044	$933,880	$869,300	$865,740	$820,054	$803,692

The change in the Reinsurance business segment net premiums written during 2010 compared to 2009 and 2008 was driven by the following factors:
•	Growth in the property line in 2010 from the Company’s international operations through new business and increased participation on renewed contracts, offset in part by the absence of favorable premium adjustments that contributed $19.8 million to net written premium in 2009;
•	Increased premiums written in the casualty line from growth in premiums on renewal business, a new non-standard auto reinsurance treaty with an existing client, and significant positive premium adjustments of $12.3 million in 2010. These increases have been partially offset by reductions in rates on renewed contracts;
•	Increased catastrophe premiums written generated by business acquired from Glacier Reinsurance AG in a quota share and renewal rights transaction in the third quarter of 2010. This was offset by reduced catastrophe premiums in the U.S. market as the Company reduced deployed limits and non-renewed business which did not meet return expectations. Net growth was offset by the absence of catastrophe reinstatement premiums recorded in 2008 as a result of Hurricanes Ike and Gustav;
•	An increase in premiums written in the surety and other specialty line compared to 2009 attributable to new business and increased participation on renewed contracts; and
•	A decline in the marine portion of the aerospace and marine line of business from non-renewals, as the international portion of this line of business was reduced in the first quarter of 2009.
Ceded premiums written by the Company in the Reinsurance segment amounted to $7.2 million in 2010 as compared to $3.6 million and $16.4 million in 2009 and 2008, respectively. During 2008, the Company’s $235 million multi-year, collateralized catastrophe reinsurance protection (which was originally purchased in 2006) expired.
Net premiums earned increased in 2010 compared to 2009 and 2008 primarily due to the growth in gross premiums written.
Net losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for 2010 increased compared to 2009 and was comparable to 2008. The increase in loss ratio over 2009 was a result of an increase in losses incurred in the current period and from reduced pricing, partially offset by higher favorable prior year loss reserve development recognized in 2010. During 2010 the Company incurred losses from the Chilean earthquake, European windstorm Xynthia and the New Zealand earthquake. The Company’s Reinsurance segment was also impacted by losses related to European flooding and several small catastrophe events in the United States in 2010. These events contributed to the increase in current accident year ratios in 2010 compared to 2009. In 2008, the Company recorded combined losses, net of reinstatement premiums, of approximately $148 million due to Hurricanes Gustav and Ike, which added 19.2 percentage points to the net loss ratio.

The Company experienced higher favorable loss reserve development in its Reinsurance segment in 2010 compared to 2009 and lower favorable loss reserve development than in 2008. The majority of the current year favorable loss reserve development emanated from the segment’s short tail catastrophe, property and surety and other specialty lines of business. During 2010, 2009 and 2008, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $79.9 million, $58.8 million and $85.5 million, respectively. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment in 2010 decreased as compared to 2009 and 2008 due to reduced commissions incurred in the catastrophe and casualty lines of business.
General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in 2010 as compared to 2009 and 2008 decreased as a result of the growth in overall premiums earned.
Investment Portfolio
The Company had an investment portfolio (including cash and cash equivalents) with a value of $6.2 billion as of December 31, 2010. The Company’s investment portfolio is comprised of cash, cash equivalents, fixed maturity investments, short-term investments, preferred equity securities and investments in hedge funds, private equity funds and high yield loan funds, which we categorize as “Other Investments.” Set forth below is a description of the elements and salient characteristics of the Company’s investment portfolio.
The following tables set forth the types of securities, amortized costs, fair values and related gross unrealized gains and losses of our fixed income portfolio held as of December 31, 2010 and 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value

U.S. government and agencies securities	$993,667	$23,576	$(6,424)	$1,010,819
U.S. state and municipal securities	29,472	745	(238)	29,979
Foreign government securities	138,157	2,557	(253)	140,461
Government guaranteed corporate securities	663,709	7,806	(365)	671,150
Corporate securities	1,205,231	31,174	(3,894)	1,232,511
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	30,946	(2,635)	883,948
Non-agency mortgage-backed securities	254,138	4,457	(12,185)	246,410
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	761	(2)	22,889
Non-agency mortgage-backed securities(1)	578,951	28,673	(2,804)	604,820
Asset-backed securities	269,055	6,168	(1,508)	273,715

Total fixed maturity investments	$5,010,147	$136,863	$(30,308)	$5,116,702
Short-term investments	70,455	3	(14)	70,444
Preferred equity securities	8,000	5,583	(18)	13,565

Total	$5,088,602	$142,449	$(30,340)	$5,200,711

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value

U.S. government and agencies securities	$773,454	$12,113	$(10,571)	$774,996
U.S. state and municipal securities	83,947	5,697	—	89,644
Foreign government securities	142,134	4,179	(42)	146,271
Government guaranteed corporate securities	909,341	4,901	(673)	913,569
Corporate securities	588,108	18,384	(2,754)	603,738
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	29,133	(1,890)	923,422
Non-agency mortgage-backed securities	292,359	2,019	(37,630)	256,748
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	1,223	—	32,851
Non-agency mortgage-backed securities(1)	543,406	7,194	(20,689)	529,911
Asset-backed securities	274,565	5,866	(2,963)	277,468

Total fixed maturity investments	$4,535,121	$90,709	$(77,212)	$4,548,618
Short-term investments	534,736	7	(65)	534,678
Preferred equity securities	6,182	4,841	—	11,023

Total	$5,076,039	$95,557	$(77,277)	$5,094,319

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $6.7 million.
Fixed Maturity Investments
U.S. Government and Agencies Securities. U.S. government and agencies securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation (“FreddieMac”) and the Federal National Mortgage Association (“FannieMae”).
U.S. State and Municipal Securities. U.S. State and Municipal Securities are debt securities issued by a state, municipality, or county, in order to finance its capital expenditures. Most municipal bonds are exempt from federal taxes and from most state and local taxes.
Foreign Government Securities. Non U.S. government securities represent the fixed income obligations of non-U.S. governmental entities, including securities issued by governments of countries other than the United States.
Government Guaranteed Corporate Securities. Corporate issued securities backed by the full faith and credit of the sponsor country. In the U.S., government guaranteed corporates were issued under the Temporary Liquidity Guarantee Program (“TLGP”) program and issued with maturities of up to three years.
Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated A-/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate security in our portfolio represented less than 0.88% of the fixed income portfolio at December 31, 2010. We had minimal realized credit related losses during 2010.
Residential Mortgage-Backed Securities. The majority of the residential mortgage-backed securities in our investment portfolio are FreddieMac and FannieMae. The principal risks inherent in holding agency mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. Non-agency mortgage-backed securities also have credit risk should losses on the underlying collateral exceed the credit protection provided by subordinated tranches of mortgage-backed securities. Endurance has no exposure to subprime mortgages, and Alt-A mortgages represented 1.0% of the fixed income portfolio as of December 31, 2010.
Commercial Mortgage-Backed Securities. Our commercial mortgage-backed securities (“CMBS”) portfolio is diversified both geographically and by the types of underlying properties. Our portfolio is primarily backed by office and retail buildings. We have limited exposure to lodging and industrial properties. The majority of commercial mortgage-backed securities in our portfolio are non-agency and in the super senior tranche with average credit support in excess of approximately 35%. The principal risks inherent in holding agency commercial mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. Non-agency CMBS also have credit risk should losses on the underlying collateral exceed the credit protection provided.

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
Insurance Enhancement
Within the categories of securities noted above, the Company holds insurance enhanced bonds (residential mortgage-backed, asset-backed and municipal securities) of $27.6 million, which represent approximately 0.5% of our fixed income portfolio. The overall credit quality of the insured bond portfolio was an average rating of “A” from Moody’s and “BBB” from Standard & Poor’s. The overall credit quality of the financial guarantors was an average rating of “Caa” by Moody’s and “CC” by Standard & Poor’s. Our evaluation of risk for insurance enhanced securities assumes we will gain no benefit from the guarantees.
Investment Ratings
The investment ratings (provided by major rating agencies) for our fixed income portfolio held as of December 31, 2010 and 2009 and the percentage of our total fixed income portfolio they represented at such date were as follows:

	December 31, 2010		December 31, 2009
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,010,819	19.4%	$774,996	15.2%
AAA / Aaa (1)	2,639,683	50.8%	3,388,723	66.5%
AA / Aa	470,534	9.0%	219,746	4.3%
A / A	802,143	15.4%	473,779	9.3%
BBB	50,733	1.0%	46,646	1.0%
Below BBB	221,848	4.3%	89,188	3.7%
Not rated	4,951	0.1%	1,241	0.0%

Total	$5,200,711	100.0%	$5,094,319	100.0%

(1)	Includes agency mortgage-backed securities of $906.8 million and $956.3 million at December 31, 2010 and 2009, respectively.

The contractual maturity distribution for our fixed income portfolio held as of December 31, 2010 and 2009 was as follows:

	December 31, 2010		December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$390,885	$393,332	$683,505	$684,381
Due after one year through five years	2,240,820	2,279,581	1,762,035	1,788,265
Due after five years through ten years	404,322	413,462	448,728	448,026
Due after ten years	72,664	82,554	143,634	153,247
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	883,948	896,179	923,422
Non-agency mortgage-backed securities	254,138	246,410	292,359	256,748
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	22,889	31,628	32,851
Non-agency mortgage-backed securities	578,951	604,820	543,406	529,911
Asset-backed securities	269,055	273,715	274,565	277,468

Total	$5,088,602	$5,200,711	$5,076,039	$5,094,319

Other Investments
The Company’s investments in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan funds are recorded on the Company’s balance sheet as “Other Investments”. As of December 31, 2010, our Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to the lesser of (x) 15% of total shareholders’ equity, or (y) $350 million. This restriction does not apply to investments in high yield loan funds. Of Other Investments, alternative funds represented $269.2 million or approximately 71.5% and high yield loan funds represented $107.5 million or approximately 28.5%. As of December 31, 2010, our $376.7 million of Other Investments represented 6.1% of the Company’s invested assets including cash and cash equivalents, fixed maturity investments, short-term investments, preferred equity securities, Other Investments and net pending securities transactions.
Other Investments are accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the Other Investments, which in turn are established based upon the valuation criteria in the governing documents of the Other Investments. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the Other Investments. Due to a delay in the valuations reported by certain of the fund managers, our investments in certain alternative funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Investments in high yield loan funds are reported as of the current date. Many of the Other Investments are subject to restrictions on redemptions and sale that limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the Other Investments are included in net investment income and totaled $40.3 million of income for the year ended 2010.
Investment Portfolio Management
We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management and the type of assignment, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.

Our investment returns for the years ended December 31, 2010, 2009 and 2008 were as follows:

Investment Returns	2010	2009	2008
	(U.S. dollars in thousands)
Net investment income (loss) from other investments	$40,281	$98,106	$(111,570)
Net investment income from available for sale investments and cash and cash equivalents	160,077	186,094	241,746

Net investment income included in net income	$200,358	$284,200	$130,176
Net realized investment gains (losses) on investment sales included in net income	22,488	6,303	24,769
Net impairment losses recognized in earnings	(3,944)	(20,251)	(82,135)
Net increase (decrease) in unrealized gain (loss) included in other comprehensive income (loss)	96,049	215,592	(149,198)

Total net investment return	$314,951	$485,844	$(76,388)

During 2010, 2009 and 2008, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. During the second quarter of 2009, the Company adopted new accounting guidance related to identifying whether an investment is considered to be other than temporarily impaired, which is described in Note 2(d), “Summary of Significant Accounting Policies—Investments,” of our Audited Consolidated Financial Statements for the year ended December 31, 2010. As a result, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at December 31, 2010. During 2010, the Company did not identify any such securities meeting these criteria. The Company then performed various analysis and reviews, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. We identified certain securities that we believe will not recover their amortized costs. As such, the Company recorded total other than temporary impairments of $3.9 million (2009 — $20.3 million) which was related to credit factors and recognized in earnings.
Securities Lending
The Company participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities, typically overnight repurchase agreements. Securities with an estimated fair value of $58.7 million and $65.7 million were on loan under the program at December 31, 2010 and 2009, respectively. The Company was liable for cash collateral under the Company’s control of $59.9 million and $67.0 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the fair value of the investments purchased with the cash collateral received from the borrower was $59.9 million and $66.9 million. The investments purchased had an average credit quality rating of “Aaa” by Moody’s and “AAA” by Standard & Poor’s at December 31, 2010. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.
Significant Events
During January 2011, major flooding occurred in and around Brisbane, Australia. On February 3, 2011, Tropical Cyclone Yasi made landfall in northern Queensland, Australia. In addition, on February 22, 2011, Christchurch, New Zealand experienced a severe earthquake causing substantial structural damage to the city. Preliminary information indicates that these events have the potential to cause significant losses within the insurance industry generally. To date, reported claims as a result of these events have been limited. Accordingly, while losses emanating from these events cannot be accurately estimated at this time, the Company may need to establish appropriate loss reserves related to these events in the first quarter of 2011, which may have a negative impact on its first quarter results of operations.
Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, on its Series A Preferred Shares and common shares, if any. There are restrictions on the payment of dividends by Endurance Holdings’ operating subsidiaries to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2010, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $640.4 million without prior regulatory approval based upon the Bermuda Insurance and Companies Acts regulations. In addition, in December 2009, Endurance Holdings loaned Endurance Bermuda $300 million which was repaid by Endurance Bermuda in January 2011.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2010, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2011 without the prior approval of the applicable insurance regulator. At December 31, 2010, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $2.8 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2010, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, preferred equity securities, Other Investments, cash and cash equivalents and pending securities transactions, as of December 31, 2010 totaled $6.2 billion compared to aggregate invested assets of $6.0 billion as of December 31, 2009. The increase in invested assets since December 31, 2009 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income and change in market value, offset in part by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, interest and dividends paid, the repurchase of the Company’s ordinary shares and realized losses in the investment portfolio.
As of December 31, 2010 and 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $146.3 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2010 and 2009, the Company had also pledged $500.9 million and $664.0 million of its cash and fixed maturity investments to meet collateral obligations for $439.3 million and $605.3 million in secured letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2010 and 2009, cash and fixed maturity investments with fair values of $369.1 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $3.5 million and $12.4 million were on deposit with Canadian regulators, respectively.
Cash flows from operating activities on a consolidated basis are provided by premiums collected and investment income, offset by loss and loss expense payments, acquisition expenses and other general and administrative expenses. Consolidated cash provided by operating activities for the years ended December 31, 2010, 2009 and 2008 was $407.2 million, $471.9 million, and $479.4 million, respectively.
During the years ended December 31, 2010 and 2009, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. The Company has continued its repurchase activity, and on January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of Endurance. The aggregate repurchase price for the shares and the options was $321.5 million. The repurchase price per ordinary share was $44.99 per share. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase does not impact the disclosed dividend payment captacity of Endurance Bermuda as of December 31, 2010.

Variable Delivery Forward. On September 11, 2007, Endurance Holdings entered into a variable delivery equity forward sale agreement under which Endurance Holdings was entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. for proceeds of approximately $150 million. The equity forward sale agreement was originally scheduled to be settled or terminate commencing on July 20, 2010. On June 18, 2010, Endurance Holdings, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. entered into an agreement to terminate the equity forward sale agreement. The Company did not issue any of its ordinary shares in connection with transaction, nor has the Company incurred any early termination penalties in connection with the termination of the agreement.
Credit Facility. On May 8, 2007, Endurance Holdings amended its credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other things, increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the “Credit Agreement”). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things, modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preferred equity securities following the occurrence of certain defaults as defined pursuant to the terms of the Credit Agreement. As amended, the credit facility is referred to as the “2007 Credit Facility.”
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
The interest rate for revolving loans under the 2007 Credit Facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 0.5% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR, plus additional interest ranging from 0.165% to 0.375% depending on the Company’s leverage ratio and if the loan is collateralized or uncollateralized. For letters of credit issued on a collateralized basis, the Company is required to pay a fee ranging from 0.165% to 0.29% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis, the Company is required to pay a fee ranging from 0.275% to 0.375% on the daily stated amount of such letters of credit. In addition, the 2007 Credit Facility requires the Company to pay to the lenders a facility fee and a utilization fee.
The 2007 Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.4 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that have a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the facility generally restrict the declaration or payment of dividends on the Company’s common shares if the Company is already in default or the payment or declaration would cause a default under the terms of the facility.
The 2007 Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the 2007 Credit Facility, the lenders can terminate their commitments under the credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the 2007 Credit Facility.

At December 31, 2010, letters of credit totaling $439.3 million were outstanding, $200 million face value of 6.15% Senior Notes due October 15, 2015 (the “6.15% Senior Notes”) were outstanding and $335 million face value of 7% Senior Notes due July 15, 2034 (the “7% Senior Notes”) were outstanding.
The Company’s contractual obligations as of December 31, 2010 are summarized as follows:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses	$3,319,927	$1,068,349	$591,492	$927,847	$732,239
6.15% Senior Notes	200,000	—	—	200,000	—
Interest on 6.15% Senior Notes	61,500	12,300	24,600	24,600	—
7% Senior Notes	335,000	—	—	—	335,000
Interest on 7% Senior Notes	562,800	23,450	46,900	46,900	445,550
Investment commitments(1)	11,700	11,700	—	—	—
Operating lease obligations(2)	55,705	12,396	22,131	9,575	11,603

Total	$4,546,632	$1,128,195	$685,123	$1,208,922	$1,524,392

(1)	The Company entered into investment agreements to invest additional amounts in Other Investments.

(2)	The Company leases office space and office equipment under various operating leases.
These estimated obligations noted in the table above will be funded through operating cash flows and existing cash and investments.
The following table summarizes the components of our capital resources at December 31, 2010 and 2009:

	2010	2009
	(U.S. dollars in thousands)
Senior notes	$528,324	$447,443
Variable delivery forward	—	150,000

Preferred shares	200,000	200,000
Common shareholders equity	2,648,153	2,587,283

Total capital resources(1)	3,376,477	3,384,726

Ratio of debt to total capital resources	15.6%	17.7%

Ratio of debt plus preferred shares to total capital resources	21.6%	23.6%

(1)	The Company also has credit facility capacity of $735.7 million and $569.7 million as at December 31, 2010 and 2009, respectively.
Variable Delivery Forward. On September 11, 2007, Endurance Holdings consummated a variable delivery equity forward sale arrangement that was terminated on June 18, 2010 as described above under “Liquidity”.
Credit Facility. As of December 31, 2010 and 2009, the Company had $439.3 million and $605.3 million, respectively, of letters of credit outstanding under the 2007 Credit Facility and no revolving loans outstanding. The Company was in compliance with all covenants contained in the 2007 Credit Facility as of December 31, 2010.

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
On July 15, 2004, the Company issued $250 million principal amount of 7% Senior Notes. On March 23, 2010, the Company issued an additional $85.0 million principal amount of 7% Senior Notes. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than the date of issue, the initial purchase price to the public and the first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with, the previously issued 7% Senior Notes. The 7% Senior Notes were offered by the underwriters at a price of 99.108% (original issuance) and 94.976% (additional issuance) of their principal amount, providing an effective yield to investors of 7.072% (original issuance) and 7.449% (additional issuance) and, unless previously redeemed, will mature on July 15, 2034.
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
At December 31, 2010, the carrying value of the Senior Notes stood at $528.3 million while the fair value as determined by quoted market valuation was $536.9 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2010.
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
On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under the 2007 Credit Facility, capital generated from the offering and sale of its Senior Notes, Series A Preferred Shares and ordinary shares, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity or hybrid securities in order to implement its business strategy or pay claims.
Off-Balance Sheet Arrangements
Shackleton Re Limited (“Shackleton”), the entity from which Endurance Bermuda purchased $235 million of collateralized catastrophe reinsurance in 2006, is a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The final component of the Company’s coverage under Shackleton expired as of July 31, 2008. The Company had a variable interest in Shackleton but was not the primary beneficiary of Shackleton and therefore was not required to consolidate Shackleton in its consolidated financial statements.
Currency and Foreign Exchange
The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K which was valued at £88.9 million as of December 31, 2010. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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

Effects of Inflation
The effects of inflation could cause the severity of claims to rise in the future. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company’s fixed income portfolio to decrease. The current short duration of the Company’s fixed income portfolio has the potential to help reduce the negative effects of higher interest rates on the Company’s fixed income portfolio. The Company may also choose to hold its fixed income portfolio to maturity which would result in the unrealized gains largely amortizing through net investment income.
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
The Company’s reserving actuaries, who are independent of the Company’s business units, review the Company’s loss and loss expense reserves on a quarterly basis for both current and prior accident years using the most current claims data. These reserve reviews incorporate a variety of actuarial methods and judgments, including the three most common methods of actuarial evaluation used within the insurance industry: the expected loss ratio method; the Bornhuetter-Ferguson method; and the loss development method. The expected loss ratio approach is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). The Bornhuetter-Ferguson method involves the application of selected loss ratios to the Company’s earned premiums to determine estimates of ultimate expected unpaid claims and claims expenses for each underwriting year. When the IBNR reserves are added to the losses and loss expenses amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. The Company believes that this method provides a more stable estimate of IBNR reserves that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by the Company. The Company uses these multiple methods, supplemented with its own actuarial and professional judgment, to establish its best estimate of loss and loss expense reserves.
The estimate of the reserve for losses and loss expenses is reviewed each quarter by the Company’s Loss Reserve Committee, consisting of the Company’s Chief Executive Officer, President, Chief Financial Officer, Chief Actuary and representatives of various disciplines from within the Company, such as claims, underwriting and legal.
Current Reserve for Losses and Loss Expenses
In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several quarters while long tail business would emerge over many years. The Company’s short tail lines of business in the Insurance segment includes property; long tail lines of business include casualty, healthcare liability, workers’ compensation and professional lines; and other tail lines of business include certain specialty lines of business for which loss emergence is considered unique in nature, such as the Company’s agriculture insurance business. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, aerospace and marine and surety while the long tail line of business is casualty related business. Within the Company’s Reinsurance segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as “other” in the table below.

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
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of loss reporting patterns, as well as changes in expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” beginning on page 92.
Losses and loss expenses for the year ended December 31, 2010 are summarized as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$27,615	$(21,349)	$6,266
Long tail	272,223	(11,649)	260,574
Other	305,073	(13,873)	291,200

Total Insurance	604,911	(46,871)	558,040

Reinsurance segment:
Short tail	345,831	(63,926)	281,905
Long tail	199,922	(11,896)	188,026
Other	14,238	(4,109)	10,129

Total Reinsurance	559,991	(79,931)	480,060

Totals	$1,164,902	$(126,802)	$1,038,100

Losses and loss expenses for the year ended December 31, 2010 include $126.8 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2010 year benefited the Company’s 2010 reported loss ratio by approximately 7.3 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company’s reserve categories within both the Insurance and Reinsurance segments.
For the year ended December 31, 2010, for the vast majority of our business, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2010 for those reserve categories were within the range of possible results anticipated by the Company. For the insurance workers’ compensation line of business we increased our prior initial expected loss ratios and for the Bermuda based Healthcare insurance line we decreased our prior initial expected loss ratios to recognize the emerging loss experience within those lines.

Insurance
Short Tail Insurance. The prior year favorable loss development in the short tail insurance reserve category during 2010 was primarily as a result of lower than expected claims reported and favorable case reserve development in the Company’s property line of business. As a result, the Company reduced its estimated losses and loss expenses related to prior years in this reserve category during 2010.
Long Tail Insurance. The favorable loss emergence within the long tail insurance reserve category during 2010 was primarily due to lower than expected claims activity and favorable case settlement within the Bermuda based healthcare liability, casualty and professional lines of business. This favorable loss emergence was partially offset by adverse loss development in U.S. based primary and excess casualty and the workers’ compensation line of business. The Company exited the workers’ compensation business in 2009.
Other Insurance. Lower than anticipated agriculture claims settlements for the 2009 crop year resulted in a reduction in prior years’ estimated loss and loss expenses within this reserve category during 2010.
Reinsurance
Short Tail Reinsurance. The Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, treaty property, surety and other specialty, and property lines of business.
Long Tail Reinsurance. The Company recorded a modest amount of favorable prior period development within this reserve category overall, primarily within the professional liability line of business due to lower than anticipated claim activity.
Other Reinsurance. The Company recorded a modest amount of favorable prior period development in this reserve category due to lower than expected claims reported within the personal accident and agriculture lines of business.
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
Long Tail Insurance. The favorable loss emergence during 2009 within the long tail insurance reserve category was primarily due to lower than expected claims activity and favorable case settlement within the healthcare liability line of business. The favorable loss emergence in healthcare liability was partially offset by adverse loss development in the workers’ compensation line of business resulting from the Company’s review of industry trends and potential claim cost changes due to medical inflation. In addition, the Company also experienced adverse loss emergence related to credit crisis exposures within the professional lines of business.
Other Insurance. The Company recorded favorable loss emergence within this reserve category during 2009 due to lower than anticipated claims settlements for the 2008 crop year in the agriculture line of business.
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
Long Tail Reinsurance. The Company recorded a modest amount of favorable loss emergence within this reserve category during 2009. For the year, the Company experienced favorable prior period development within the direct casualty and professional liability lines of business due to lower than anticipated claim activity. This was partially offset by adverse development within the casualty line of business, primarily due to higher than expected reported loss activity from prior years.
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
Reserves for losses and loss expenses were comprised of the following at December 31, 2010:

			Reserve for
			losses and loss
	Case Reserves	IBNR Reserves	expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$14,730	$30,600	$45,330
Long tail	325,750	1,167,648	1,493,398
Other	116,687	74,178	190,865

Total Insurance	457,167	1,272,426	1,729,593

Reinsurance segment:
Short tail	318,922	331,999	650,921
Long tail	247,053	629,966	877,019
Other	3,207	59,187	62,394

Total Reinsurance	569,182	1,021,152	1,590,334

Totals	$1,026,349	$2,293,578	$3,319,927

Reserves for losses and loss expenses were comprised of the following at December 31, 2009:

			Reserve for
			losses and loss
	Case Reserves	IBNR Reserves	expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$30,371	$30,709	$61,080
Long tail	277,148	1,141,658	1,418,806
Other	182,838	17,266	200,104

Total Insurance	490,357	1,189,633	1,679,990

Reinsurance segment:
Short tail	338,161	266,219	604,380
Long tail	256,668	551,622	808,290
Other	7,759	56,607	64,366

Total Reinsurance	602,588	874,448	1,477,036

Totals	$1,092,945	$2,064,081	$3,157,026

Selected quarterly activity in the reserve for losses and loss expenses for the year ended December 31, 2010 is summarized as follows:

	Quarter	Quarter	Quarter	Quarter-
	Ended	Ended	Ended	Ended	Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010
	(U.S. dollars in thousands)
Incurred related to:
Current year	$271,191	$322,402	$301,266	$270,020	$1,164,902
Prior years	(38,594)	(29,455)	(35,134)	(23,596)	(126,802)

Total incurred	$232,597	$292,947	$266,132	$246,424	$1,038,100

Paid related to:
Current year	$(3,220)	$(12,401)	$(93,580)	$(190,359)	$(299,560)
Prior years	(16,287)	(131,800)	(135,320)	(134,289)	(417,696)

Total paid	$(19,507)	$(144,201)	$(228,900)	$(324,648)	$(717,256)

The following table represents the development of GAAP balance sheet reserve for losses and loss expenses, net of losses and loss expenses recoverable, for 2004 through December 31, 2010. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” represents the aggregate change to date from the original estimate.

The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. All amounts reflect the conversion from the original currency of the underlying business if not initially denominated in U.S. dollars. The data in the table has been restated using the rate of exchange to U.S. dollars as of December 31, 2010. Information presented herein may differ materially from that reported in the Company’s financial statements due to differences in foreign currency exchange rates.

Years ended Dec. 31,	2004	2005	2006	2007	2008	2009	2010
	(U.S. dollars in thousands)

Gross reserve for losses and loss expenses	$1,549,661	$2,603,590	$2,701,686	$2,892,224	$3,235,456	$3,157,026	$3,319,927
Less: Loss recoverable	(12,203)	(17,248)	(44,244)	(187,354)	(557,834)	(467,664)	(319,349)

Net reserve for losses and loss expenses	$1,537,458	$2,586,342	$2,657,442	$2,704,870	$2,677,622	$2,689,362	$3,000,578
Net reserve estimated as of:
1 year later	1,374,996	2,528,603	2,498,055	2,548,330	2,526,733	2,562,560	—
2 years later	1,305,424	2,467,734	2,356,210	2,464,893	2,396,200	—	—
3 years later	1,256,798	2,371,899	2,277,847	2,284,478	—	—	—
4 years later	1,199,472	2,321,813	2,119,160	—	—	—	—
5 years later	1,152,412	2,194,657	—	—	—	—	—
6 years later	1,076,060	—	—	—	—	—	—
7 years later	—	—	—	—	—	—	—

Cumulative redundancy	461,398	391,685	538,282	420,392	281,422	126,802	—

Cumulative paid losses
1 year later	300,574	687,231	632,282	532,314	404,835	427,327	—
2 years later	452,697	1,116,409	929,416	831,665	809,932	—	—
3 years later	570,381	1,337,074	1,146,771	1,102,363	—	—	—
4 years later	646,568	1,483,910	1,282,159	—	—	—	—
5 years later	705,652	1,584,056	—	—	—	—	—
6 years later	753,507	—	—	—	—	—	—
7 years later	—	—	—	—	—	—	—
The following table reconciles cumulative paid losses per the table above to the cumulative paid losses reported in the Company’s audited financial statements.

Years ended Dec. 31,	2004	2005	2006	2007	2008	2009
	(U.S. dollars in thousands)

Cumulative paid losses	$300,574	$687,231	$632,282	$532,314	$404,835	$427,327
Cumulative paid losses due to foreign exchange	6,683	32,522	45,705	30,478	8,597	(9,631)

Cumulative paid losses excluding the impact of foreign exchange	$307,257	$719,753	$677,987	$562,792	$413,432	$417,696
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

Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2010. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen consistent with commonly accepted actuarial practice, due to the Company’s limited empirical data regarding loss and loss expense reserves variability. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the lines of business within each business segment are aggregated based on their potential expected length of loss emergence or tail.
Insurance
Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(19.1%)	(16.5%)	(14.0%)
Unchanged	(4.4%)	0.0%	4.1%
10% Slower	17.5%	24.2%	30.9%
Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(7.6%)	(3.9%)	(0.2%)
Unchanged	(4.5%)	0.0%	3.6%
10% Slower	(1.2%)	3.2%	7.6%
Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(36.8%)	0.0%	36.8%
Unchanged(1)	(36.8%)	0.0%	36.8%
10% Slower	(36.8%)	0.0%	36.8%
Reinsurance
Short Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(8.4%)	(5.8%)	(3.1%)
Unchanged	(3.8%)	0.0%	2.5%
10% Slower	2.6%	6.4%	10.3%
Long Tail
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(4.8%)	(2.4%)	0.0%
Unchanged	(2.7%)	0.0%	2.6%
10% Slower	0.1%	3.0%	5.9%

Other
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.2%)	(3.3%)	(0.4%)
Unchanged	(3.2%)	0.0%	3.2%
10% Slower	6.6%	10.9%	15.1%

(1)	The Other reserve category of the Insurance segment includes agricultural business written by the Company. Reporting pattern changes are not applicable to agricultural business as it is typically settled at an established time each year.
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
Ceded Reinsurance
Ceded premiums written were $289.5 million for the year ended December 31, 2010, $415.4 million for the year ended December 31, 2009 and $462.1 million for the year ended December 31, 2008. The decrease in ceded premiums written was due to increased retentions in our U.S. insurance operations, specifically related to the agriculture and property lines. The Company’s U.S. and Bermuda insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by this segment. Excess reinsurance coverage is often purchased in relation to the property insurance line to protect against catastrophic events. Our agriculture line of business participates in a crop reinsurance program sponsored by the U.S. federal government.
At December 31, 2010 and 2009, the Company had reinsurance recoverables of $319.3 million and $467.7 million, respectively, related to its reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded related to the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. No allowance for uncollectible reinsurance was deemed necessary on the recoverable balances outstanding at December 31, 2010 and 2009.
Goodwill and Intangible Assets
Goodwill and other intangibles that arise from business combinations are accounted for by the Company in accordance with the applicable accounting guidance on “Business Combinations” and “Goodwill and Other Intangible Assets.” The accounting literature requires that identifiable intangible assets are amortized in accordance with their useful lives and goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually.
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

During the fourth quarter of 2010, the Company performed its annual impairment testing of goodwill. The Company has two primary sources of goodwill — goodwill obtained from a renewal rights transaction completed in 2003 with HartRe and goodwill obtained from the Company’s acquisition of ARMtech in 2007. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe goodwill and the Insurance segment for ARMtech goodwill. The Company used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both reporting units noted. As a result of the impairment testing, no write-downs were deemed necessary at December 31, 2010 and 2009.
Deferred Tax Assets and Liabilities
The Company is subject to income taxes in certain jurisdictions in which the Company operates; however, since the majority of the Company’s income is currently earned in Bermuda, a jurisdiction with no corporate income tax, the tax impact to the Company’s operations has historically been minimal. In 2010, the Company generated cumulative income before income taxes in its subsidiaries, which generated a consolidated 2% effective income tax rate. In 2009, certain subsidiaries of the Company in the U.S. generated taxable losses largely contributing to the Company’s income tax benefit. A larger proportion of the Company’s income before income taxes was generated in jurisdictions with a corporate income tax in 2010 versus 2009.
The Company’s balance sheet at December 31, 2010 contains a net deferred tax asset in the amount of $33.7 million (2009 — $17.3 million deferred tax asset). The current year net deferred tax asset consists of gross deferred tax assets of $124.1 million, gross deferred tax liabilities of $76.8 million and a valuation allowance of $13.6 million. Of the Company’s gross deferred tax assets, $24.1 million (2009 — $16.5 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s U.K. subsidiary. The Company’s net operating losses may be carried forward indefinitely.
The Company has established a valuation allowance of $13.6 million (2009 — $9.6 million) against certain operating loss carryforwards at December 31, 2010. The $13.6 million valuation allowance was established against net operating loss carryforwards in the United Kingdom as the Company does not expect to generate enough operating income in the short-term to offset the full amount of the carryforwards. The increase in the valuation allowance was charged to the Company’s income tax expense during 2010. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been stated appropriately as at December 31, 2010. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The following is a discussion of our primary market risk exposures at December 31, 2010. Our policies to address these risks in 2010 were not materially different from 2009. The Company believes that it is principally exposed to six types of market risk; interest rate risk, liquidity risk, foreign currency risk, credit risk, equity risk and inflation.

Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. The target duration of the assets comprising the fixed income portfolio versus liabilities (including reserves for losses and loss expenses) was approximately 2.5 years for the majority of 2010. Our target duration for managed assets was 2.75 years at December 31, 2010. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2010, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed income portfolio of $5,810.6 million at December 31, 2010 would have been as follows:

	Interest Rate Shift in Basis Points
December 31, 2010	-100	-50	0	50	100
	(U.S. dollars in millions)
Total market value	$5,923.2	$5,874.1	$5,810.6	$5,750.3	$5,682.7
Market value change from base	1.94%	1.09%	—	(1.04%)	(2.20%)
Change in unrealized value	$112.7	$63.5	—	$(60.3)	$(127.8)
Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss for this year period is expected to be less than or equal to 3.3% at December 31, 2010.
The Company’s Other Investments are exposed to interest rate risk. To the extent that the securities underlying these investments have fixed maturities, fluctuations in interest rates have a direct impact on the market valuation of these investments.
Liquidity Risk. When financial markets experience a reduction in liquidity, our ability to conduct orderly investment transactions may be limited and may result in declines in fair values of the securities in our investment portfolio. In addition, if we require significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophe event) in a period of market illiquidity, we may have difficulty selling our investments in a timely manner and may have to dispose of our investments for less than what may otherwise have been possible under other conditions.
Foreign Currency Risk. The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian Dollars. The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves for liabilities incurred in major currencies including U.S. dollars, Euros, British Sterling, Canadian Dollars, Japanese Yen and Australian dollars at the time such reserves are established. The Company has no currency hedges in place but may implement such strategies in the future. As part of its asset-liability matching strategy, the Company may also consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the value of foreign currencies.
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

For the year ended December 31, 2010, 12.5% of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2010 were approximately 23%, 4% and 10%, respectively. As of December 31, 2010, the Company’s principal foreign currency exposures are denominated in Euros and British Sterling. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $113.8 million and $13.9 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $195.0 million and $125.9 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $14.0 million increase or decrease in the net assets held by the Company at December 31, 2010.
Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, preferred equity securities and alternative funds and high yield loan funds. The Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit its credit exposure by investing the fixed income portfolio primarily in investments rated A-/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 0.88% or less of its fixed income portfolio.
The following table summarizes the fair value composition of the fixed investment portfolio, which includes fixed maturity investments, short-term investments and preferred equity securities by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at December 31, 2010. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due after	Due after
		one year	five years		Mortgage-
	Due within	through	through ten	Due after ten	backed	Asset-backed
	one year	five years	years	years	securities(1)	securities(1)	Total
	(U.S. dollars in thousands)
Ratings
U.S. government and agencies securities	$44,377	$702,508	$205,880	$58,054	$—	$—	$1,010,819
AAA / Aaa	283,599	651,282	12,360	4,588	1,439,516	248,336	2,639,683
AA / Aa	28,570	370,560	5,332	5,219	55,513	5,340	470,534
A / A	34,274	535,555	147,999	11,334	59,694	13,287	802,143
BBB	—	457	4,609	231	38,684	6,752	50,733
Below BBB	—	19,281	37,153	2,943	162,471	—	221,848
Not rated	2,512	(62)	129	185	2,189	—	4,951

Total	$393,332	$2,279,581	$413,462	$82,554	$1,758,067	$273,715	$5,200,711

(1)	The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 2.04 and 1.03, respectively, as of December 31, 2010. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. The Company relies on reinsurance within its insurance businesses in order to manage risk accumulations. The Company continues not to rely heavily on retrocessional reinsurance, but strategically purchases this coverage across the entire portfolio to reduce exposure to the risk of a severe catastrophe event or occurrence of multiple significant catastrophe events. When reinsurance or retrocessional reinsurance is purchased, the Company requires its reinsurers to have strong financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2010 was $319.3 million. At December 31, 2010, the Company had no allowance for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2010 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2010
(U.S. dollars in
thousands)

U.S. government sponsored program	$111,745
A+ and above	103,941
A	86,427
A- and below	16,248
Not rated	988

Total	$319,349

Equity Price Risk. Certain of the Company’s alternative funds included in Other Investments are exposed to equity price risk. To the extent that the securities underlying these investments are equity securities, fluctuations in the equity markets may have a direct impact on the market valuation of these investments. The Company estimates that it’s Other Investments, comprised of investments in alternative funds and high yield loan funds, have a combined historical beta versus the S&P 500 Index of approximately 0.41 at December 31, 2010, calculated using a time series of monthly returns over a six year period. Beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would indicate a similar return to the index. Given the historical beta for the Company’s Other Investments, a 10% movement in the S&P 500 Index would indicate an approximately 4.1% (or approximately $15.4 million) increase or decrease in the market value of the Company’s Other Investments at December 31, 2010.
Effects of Inflation. The effects of inflation could cause the cost of claims to rise in the future. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, however to the extent inflation causes these costs to increase above the reserves established, the Company will be required to increase the reserve for losses and loss expenses. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company’s fixed income portfolio to decrease. The current short duration of the Company’s fixed income portfolio has the potential to help reduce the negative effects of higher interest rates on the Company’s fixed income portfolio. The Company may also choose to hold its fixed income portfolio to maturity which would result in the unrealized gains largely amortizing through net investment income.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance Specialty Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As described in Note 2, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments-Debt and Equity Securities.)
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
March 1, 2011

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In thousands of United States dollars, except share amounts)

	2010	2009
ASSETS
Investments
Fixed maturity investments available for sale, at fair value (amortized cost: $5,010,147 and $4,535,121 at December 31, 2010 and 2009, respectively)	$5,116,702	$4,548,618
Short-term investments, available for sale at fair value (amortized cost: $70,455 and $534,736 at December 31, 2010 and 2009)	70,444	534,678
Preferred equity securities, available for sale at fair value (cost: $8,000 and $6,182 at December 31, 2010 and 2009)	13,565	11,023
Other investments	376,652	351,352

Total investments	5,577,363	5,445,671
Cash and cash equivalents	609,852	528,944
Premiums receivable, net	827,609	565,348
Deferred acquisition costs	154,484	146,979
Securities lending collateral	59,886	66,913
Prepaid reinsurance premiums	107,977	120,941
Losses recoverable	319,349	467,664
Accrued investment income	32,934	30,367
Goodwill and intangible assets	181,954	191,450
Deferred tax asset	33,684	17,252
Other assets	74,313	85,165

Total assets	$7,979,405	$7,666,694

LIABILITIES
Reserve for losses and loss expenses	$3,319,927	$3,157,026
Reserve for unearned premiums	842,154	832,561
Deposit liabilities	32,505	42,638
Reinsurance balances payable	228,860	220,435
Securities lending payable	59,886	66,968
Debt	528,411	447,664
Other liabilities	119,509	112,119

Total liabilities	5,131,252	4,879,411

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2009 — 8,000,000); aggregate liquidation preference $200,000 (2009 — $200,000)	8,000	8,000
Common shares
Ordinary —47,218,468 issued and outstanding (2009 — 55,115,702)	47,218	55,116
Additional paid-in capital	613,915	929,577
Accumulated other comprehensive income	138,571	52,148
Retained earnings	2,040,449	1,742,442

Total shareholders’ equity	2,848,153	2,787,283

Total liabilities and shareholders’ equity	$7,979,405	$7,666,694

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars, except share and per share amounts)

	2010	2009	2008
Revenues
Gross premiums written	$2,053,236	$2,021,450	$2,246,420
Ceded premiums written	(289,492)	(415,400)	(462,130)

Net premiums written	$1,763,744	$1,606,050	$1,784,290
Change in unearned premiums	(22,631)	27,142	(17,805)

Net premiums earned	1,741,113	1,633,192	1,766,485
Net investment income	200,358	284,200	130,176
Net realized gains on investment sales	22,488	6,303	24,769

Total other-than-temporary impairment losses	(2,695)	(50,993)	(82,135)
Portion of loss recognized in other comprehensive income	(1,249)	30,742	—

Net impairment losses recognized in earnings	(3,944)	(20,251)	(82,135)
Other underwriting (loss) income	(1,636)	3,914	(3,973)

Total revenues	1,958,379	1,907,358	1,835,322

Expenses
Net losses and loss expenses	1,038,100	866,640	1,135,431
Acquisition expenses	264,228	267,971	299,913
General and administrative expenses	241,920	237,154	216,365
Amortization of intangibles	10,460	10,463	10,675
Net foreign exchange (gains) losses	(2,989)	(29,740)	53,704
Interest expense	34,762	30,174	30,171

Total expenses	1,586,481	1,382,662	1,746,259

Income before income taxes	371,898	524,696	89,063
Income tax (expense) benefit	(7,160)	11,408	9,561

Net income	364,738	536,104	98,624
Preferred dividends	(15,500)	(15,500)	(15,500)

Net income available to common and participating common shareholders	$349,238	$520,604	$83,124

Other comprehensive income (loss)
Net income	$364,738	$536,104	$98,624
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes in 2010 — ($4,482); 2009 — ($10,564); and 2008— ($12,252))	108,862	221,823	(218,816)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss) (net of applicable deferred income taxes in 2010 —Nil; 2009 —$1,198; 2008—Nil)	1,249	(29,545)	—
Reclassification adjustment for net realized losses and net impairment losses included in net income	(18,544)	13,948	57,366
Foreign currency translation adjustments	(5,232)	11,746	(29,030)
Reclassification adjustment for net loss on derivatives designated as cash flow hedge included in net income	88	88	90

Other comprehensive income (loss)	86,423	218,060	(190,390)

Comprehensive income (loss)	$451,161	$754,164	$(91,766)

Per share data
Basic earnings per common share	$6.73	$9.14	$1.41

Diluted earnings per common share	$6.38	$8.69	$1.31

Dividend per common share	$1.00	$1.00	$1.00

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)

	2010	2009	2008
Preferred shares
Balance, beginning and end of year	$8,000	$8,000	$8,000

Common shares
Balance, beginning of year	55,116	57,203	60,364
Issuance of common shares	775	680	622
Repurchase of common shares	(8,673)	(2,767)	(3,783)

Balance, end of year	47,218	55,116	57,203

Additional paid-in capital
Balance, beginning of year	929,577	1,029,363	1,165,300
Issuance of common shares	6,606	4,730	1,113
Issuance of restricted share units in lieu of dividends	(65)	(12)	(92)
Public offering and registration costs	63	(81)	(141)
Repurchase of common shares and share equivalents	(329,394)	(113,624)	(149,147)
Settlement of equity awards	(5,209)	(4,010)	(5,065)
Stock-based compensation expense	12,337	13,211	17,395

Balance, end of year	613,915	929,577	1,029,363

Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments:
Balance, beginning of year	16,109	4,363	33,393
Foreign currency translation adjustments	(5,232)	11,746	(29,030)

Balance, end of year	10,877	16,109	4,363

Unrealized holding gains (losses) on investments:
Balance, beginning of year	38,247	(134,732)	26,718
Cumulative effect of a change in accounting principle	—	(33,247)	—
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	90,318	235,771	(161,450)
Other-than-temporary impairment losses during the period	1,249	(29,545)	—

Balance, end of year	129,814	38,247	(134,732)

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(2,208)	(2,296)	(2,386)
Net change from current period hedging transactions, net of reclassification adjustment	88	88	90

Balance, end of year	(2,120)	(2,208)	(2,296)

Total accumulated other comprehensive income (loss)	138,571	52,148	(132,665)

Retained earnings
Balance, beginning of year	1,742,442	1,245,382	1,220,870
Cumulative effect of a change in accounting principle, net of deferred tax	—	33,247	—
Net income	364,738	536,104	98,624
Issuance of restricted share units in lieu of dividends	65	12	92
Dividends on preferred shares	(15,500)	(15,500)	(15,500)
Dividends on common shares	(51,296)	(56,803)	(58,704)

Balance, end of year	2,040,499	1,742,442	1,245,382

Total shareholders’ equity	$2,848,153	$2,787,283	$2,207,283

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)

	2010	2009	2008
Cash flows provided by operating activities:
Net income	$364,738	$536,104	$98,624
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium (discount) on investments	9,365	340	(306)
Amortization of other intangibles and depreciation	20,565	21,548	22,594
Net realized gains on investment sales	(22,488)	(6,303)	(24,769)
Net impairment losses recognized in earnings	3,944	20,251	82,135
Deferred taxes	(20,707)	(6,555)	(35,439)
Stock-based compensation expense	12,337	13,211	17,395
Equity in (earnings) losses of other investments	(40,281)	(98,106)	111,570
Premiums receivable, net	(262,261)	44,039	114,445
Deferred acquisition costs	(7,505)	13,891	8,098
Prepaid reinsurance premiums	12,964	28,650	(26,997)
Losses recoverable	148,315	90,170	(370,480)
Accrued investment income	(2,567)	505	7,671
Other assets	7,918	(17,708)	(9,371)
Reserve for losses and loss expenses	162,901	(78,430)	343,232
Reserve for unearned premiums	9,593	(52,927)	30,403
Deposit liabilities	(10,133)	(15,984)	(50,321)
Reinsurance balances payable	8,425	(13,126)	71,159
Other liabilities	12,051	(7,665)	89,795

Net cash provided by operating activities	407,174	471,905	479,438

Cash flows provided by (used in) investing activities:
Proceeds from sales of fixed maturity investments	2,419,569	2,156,358	3,109,607
Proceeds from sales of short-term investments	1,001,930	413,077	33,240
Proceeds from sales of preferred equity investments	1,040	18,047	—
Proceeds from maturities and calls on fixed maturity investments	708,051	578,740	753,055
Proceeds from maturities and calls on short-term investments	594,132	209,693	132,446
Proceeds from redemptions of other investments	15,183	31,016	15,345
Purchases of fixed maturity investments	(3,599,792)	(3,177,967)	(3,430,195)
Purchases of short-term investments	(1,132,302)	(1,046,248)	(264,320)
Purchases of preferred equity investments	(1,327)	—	—
Purchase of other investments	(202)	—	(53,050)
Purchases of fixed assets	(6,160)	(9,781)	(10,275)
Change in securities lending collateral received	7,027	46,027	60,101
Net cash paid in acquisitions	(964)	(1,123)	(24,545)

Net cash provided by (used in) investing activities	6,185	(782,161)	321,409

Cash flows used in financing activities:
Issuance of common shares	7,209	5,246	1,588
Repurchase of common shares	(338,510)	(112,480)	(155,463)
Change in securities lending payable	(7,082)	(48,635)	(57,438)
Settlement of equity awards	(5,209)	(4,011)	(5,065)
Offering and registration costs paid	(2,064)	(1,500)	(1,504)
Proceeds from bank debt	81,872	601	784
Bank debt repaid	(1,277)	(501)	(2,159)
Dividends on preferred shares	(15,500)	(15,500)	(15,500)
Dividends on common shares	(51,301)	(57,074)	(58,708)

Net cash used in financing activities	(331,862)	(233,854)	(293,465)

Effect of exchange rate changes on cash and cash equivalents	(589)	11,060	(13,213)

Net increase (decrease) in cash and cash equivalents	80,908	(533,050)	494,169
Cash and cash equivalents, beginning of year	528,944	1,061,994	567,825

Cash and cash equivalents, end of year	$609,852	$528,944	$1,061,994

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
Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its seven wholly-owned operating subsidiaries: Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), domiciled in Bermuda including branches in Zurich and Singapore; Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware; Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in London, England; American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together, “ARMtech”); Endurance American Insurance Company (“Endurance American”), domiciled in Delaware; Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware and Endurance Risk Solutions Assurance Co., (“Endurance Risk Solutions”), domiciled in Delaware.
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
expected unpaid claims and claims expenses for each underwriting year. When the IBNR reserves are added to the losses and loss expenses amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. The Company believes that this method provides a more stable estimate of IBNR reserves that is insulated from wide variations in reported losses. A third actuarial method used by the Company to estimate reserves for losses and loss expenses is known as the loss development method. The loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by the Company. Management uses these multiple actuarial methods, supplemented with professional judgment, to establish the best estimate of reserves for losses and loss expenses.
The Company’s loss and loss expense reserves are reviewed regularly, and adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new loss and loss expense reserves or the adjustment of previously recorded loss and loss expense reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While management believes the Company’s estimate of loss and loss expense reserves is reasonable, the ultimate loss experience may not be as reliably predicted as may be the case with other insurance and reinsurance companies, and it is possible losses and loss expenses may be materially different than the total reserve for losses and loss expenses recorded by the Company.
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
(d)	Investments
The Company currently classifies its entire fixed income portfolio, which consists of fixed maturity investments, short-term investments and preferred equity securities, as “available for sale” and accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its fixed income portfolio in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any

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
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own views about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
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
Following a determination of fair value, the Company reviews its fixed income portfolio to determine whether any declines in the fair value below the amortized cost basis of its fixed income portfolio are other-than-temporary. Since April 1, 2009, if the Company determines that a decision to sell the security has been made or that it is not more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other than temporary impairment (“OTTI”) loss.
For the remaining fixed income investments in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the security, the Company performs additional reviews to determine whether the investment will recover its amortized cost. Analysis and reviews performed to determine if the amortized cost of the Company’s fixed income portfolio is likely to be recovered include the following actions, among others, depending on the type of security being reviewed or tested:
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
If the amortized cost of the Company’s fixed income portfolio is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed income portfolio is likely to be recovered and the decline in value is related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheet.

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
Other Investments within the Company’s investment portfolio are comprised of (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan funds and are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative funds, our investments in those alternative funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Investments in high yield loan funds are reported as of the current date.
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
The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company’s investment managers currently utilize foreign currency forward contracts to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. These contracts do not qualify, and are not designated, as hedges and the realized and unrealized gains (losses) are recognized in net realized gains on investment sales in the Consolidated Statements of Income and Comprehensive Income (loss).
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
The Company has a stock-based employee and non-employee director equity incentive plan (“2007 Equity Incentive Plan”) and other stock plans which are described more fully in Note 15. The fair value of the compensation cost incurred under these plans is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards under the 2007 Equity Incentive Plan vest over four years for employees and one year for non-employee directors.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(n)	Variable interest entity, cont’d.
beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses it’s VIE determination with respect to an entity on an ongoing basis. See also Note 3 and Note 6.
In August 2006, Endurance Bermuda acquired $235 million of multi-year, collateralized catastrophe reinsurance from Shackleton Re Limited (“Shackleton”), a Cayman Island reinsurance company. Shackleton was a VIE under the accounting guidance. The Company was not the primary beneficiary of Shackleton and was therefore not required to consolidate Shackleton in its consolidated financial statements. The Company had no exposure to or risk of loss from its involvement with Shackleton. This coverage expired July 31, 2008.
(o)	Reclassifications
Certain comparative information has been reclassified to conform to current year presentation.
(p)	Recent accounting pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). ASU 2010-6 amends Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. Specifically, ASU 2010-6 requires entities to disclose the following:
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
In July 2010, the FASB issued ASU 2010-20, which requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(p)	Recent accounting pronouncements, cont’d.
In October 2010, the FASB issued ASU 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.
3.	Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Available for sale investments	$174,491	$195,295	$245,208
Other investments	40,281	98,106	(111,570)
Cash and cash equivalents	490	2,214	6,789

	$215,262	$295,615	$140,427
Investment expenses	(14,904)	(11,415)	(10,251)

Net investment income	$200,358	$284,200	$130,176

The following tables summarize the composition of the available for sale portfolio by investment ratings assigned by rating agencies at December 31, 2010 and 2009. In some cases, where investments are unrated, the rating of the issuer has been applied.

	December 31, 2010		December 31, 2009
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,010,819	19.4%	$774,996	15.2%
AAA / Aaa	2,639,683	50.8%	3,388,723	66.5%
AA / Aa	470,534	9.0%	219,746	4.3%
A / A	802,143	15.4%	473,779	9.3%
BBB	50,733	1.0%	46,646	1.0%
Below BBB	221,848	4.3%	189,188	3.7%
Not rated	4,951	0.1%	1,241	0.0%

Total	$5,200,711	100.0%	$5,094,319	100.0%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
Contractual maturities of available for sale securities are shown below as of December 31, 2010 and 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$390,885	$393,332	$683,505	$684,381
Due after one year through five years	2,240,820	2,279,581	1,762,035	1,788,265
Due after five years through ten years	404,322	413,462	448,728	448,026
Due after ten years	72,664	82,554	143,634	153,247
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	883,948	896,179	923,422
Non-agency mortgage-backed securities	254,138	246,410	292,359	256,748
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	22,889	31,628	32,851
Non-agency mortgage-backed securities	578,951	604,820	543,406	529,911
Asset-backed securities	269,055	273,715	274,565	277,468

Total	$5,088,602	$5,200,711	$5,076,039	$5,094,319

At December 31, 2010 and 2009, the Company held $27.6 million and $35.7 million of insurance enhanced bonds (residential mortgage-backed, asset-backed and municipal securities), respectively, representing 0.5% and 0.7% of the available for sale securities, respectively. At December 31, 2010, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “A” from Moody’s and “BBB” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Caa” by Moody’s and “CC” by Standard & Poor’s.
In addition to the Company’s available for sale investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan funds. The Company’s alternative funds and high yield loan funds are recorded on the Company’s balance sheet as “Other Investments”. At December 31, 2010 and 2009, the Company had invested, net of capital returned, a total of $279.6 million and $295.5 million, respectively, in Other Investments. At December 31, 2010 and 2009, the carrying value of Other Investments was $376.7 million and $351.4 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 11).
Net Realized Gains on Investment Sales
Realized gains and losses on investment sales are recognized in earnings using the first in and first out method. The analysis of net realized gains on investment sales for the years ended December 31, 2010, 2009 and 2008, respectively, is as follows:

	2010	2009	2008
Gross realized gains on investment sales	$33,788	$51,121	$48,511
Gross realized losses on investment sales	(11,300)	(44,818)	(23,742)

Net realized gains on investment sales	$22,488	$6,303	$24,769

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
Unrealized Gains and Losses and Other-than-temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses and OTTI on the Company’s securities classified as available for sale at December 31, 2010 and 2009 are as follows:

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
December 31, 2010	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$993,667	$23,576	$(6,424)	$1,010,819	$—

U.S. state and municipal securities	29,472	745	(238)	29,979	—
Foreign government securities	138,157	2,557	(253)	140,461	—
Government guaranteed corporate securities	663,709	7,806	(365)	671,150	—
Corporate securities	1,205,231	31,174	(3,894)	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	30,946	(2,635)	883,948	—
Non-agency mortgage-backed securities	254,138	4,457	(12,185)	246,410	(29,495)
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	761	(2)	22,889	—
Non-agency mortgage-backed securities(1)	578,951	28,673	(2,804)	604,820	(109)
Asset-backed securities	269,055	6,168	(1,508)	273,715	—

Total fixed maturity investments	$5,010,147	$136,863	$(30,308)	$5,116,702	$(29,604)
Short-term investments	70,455	3	(14)	70,444	—
Preferred equity securities	8,000	5,583	(18)	13,565	—

Total	$5,088,602	$142,449	$(30,340)	$5,200,711	$(29,604)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2010, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income was $6.2 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
December 31, 2009	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$773,454	$12,113	$(10,571)	$774,996	$—
U.S. state and municipal securities	83,947	5,697	—	89,644	—
Foreign government securities	142,134	4,179	(42)	146,271	—
Government guaranteed corporate securities	909,341	4,901	(673)	913,569	—
Corporate securities	588,108	18,384	(2,754)	603,738	—
Residential mortgage-backed securities
Agency mortgage-backed securities	896,179	29,133	(1,890)	923,422	—
Non-agency mortgage-backed securities	292,359	2,019	(37,630)	256,748	(37,888)
Commercial mortgage-backed securities
Agency mortgage-backed securities	31,628	1,223	—	32,851	—
Non-agency mortgage-backed securities(1)	543,406	7,194	(20,689)	529,911	(109)
Asset-backed securities	274,565	5,866	(2,963)	277,468	—

Total fixed maturity investments	$4,535,121	$90,709	$(77,212)	$4,548,618	$(37,997)
Short-term investments	534,736	7	(65)	534,678	—
Preferred equity securities	6,182	4,841	—	11,023	—

Total	$5,076,039	$95,557	$(77,277)	$5,094,319	$(37,997)

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $6.7 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2009, the gross unrealized loss related to securities for which a non-credit OTTI was recognized in accumulated other comprehensive income was $22.0 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2010 and 2009, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2010	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(6,424)	$368,452	$—	$—	$(6,424)	$368,452
U.S. state and municipal securities	(238)	9,301	—	—	(238)	9,301
Foreign government securities	(253)	22,585	—	—	(253)	22,585
Government guaranteed corporate securities	(356)	131,980	(9)	4,714	(365)	136,694
Corporate securities	(3,556)	243,307	(338)	5,429	(3,894)	248,736
Residential mortgage-backed securities
Agency mortgage-backed securities	(2,635)	160,532	—	19	(2,635)	160,551
Non-agency mortgage-backed securities	(473)	26,205	(11,712)	172,646	(12,185)	198,851
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	455	—	—	(2)	455
Non-agency mortgage-backed securities	(1,227)	75,626	(1,577)	10,590	(2,804)	86,216
Asset-backed securities	(555)	70,218	(953)	13,218	(1,508)	83,436

Total fixed maturity investments	$(15,719)	$1,108,661	$(14,589)	$206,616	$(30,308)	$1,315,277
Short-term investments	(14)	30,178	—	—	(14)	30,178
Preferred equity securities	(18)	640	—	—	(18)	640

Total	$(15,751)	$1,139,479	$(14,589)	$206,616	$(30,340)	$1,346,095

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income (loss) at December 31, 2010.
As of December 31, 2010, 376 available for sale securities were in an unrealized loss position. Of those, 112 securities had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses	Value	Losses	Value	Losses	Value
U.S. government and agencies securities	$(10,571)	$311,829	$—	$—	$(10,571)	$311,829
U.S. state and municipal securities	—	—	—	—	—	—
Foreign government securities	(42)	22,939	—	—	(42)	22,939
Government guaranteed corporate securities	(673)	244,473	—	—	(673)	244,473
Corporate securities	(1,948)	200,145	(806)	18,649	(2,754)	218,794
Residential mortgage-backed securities
Agency mortgage-backed securities	(1,871)	177,585	(19)	4,162	(1,890)	181,747
Non-agency mortgage-backed securities	(6,928)	57,310	(30,702)	181,356	(37,630)	238,666
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(2,069)	69,136	(18,620)	204,273	(20,689)	273,409
Asset-backed securities	(522)	34,481	(2,441)	28,282	(2,963)	62,763

Total fixed maturity investments	$(24,624)	$1,117,898	$(52,588)	$436,722	$(77,212)	$1,554,620
Short-term investments	(65)	14,770	—	—	(65)	14,770
Preferred equity securities	—	—	—	—	—	—

Total	$(24,689)	$1,132,668	$(52,588)	$436,722	$(77,277)	$1,569,390

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at December 31, 2009.
As of December 31, 2009, 410 available for sale securities were in an unrealized loss position. Of those, 210 securities had been in a continuous unrealized loss position for twelve months or greater.
The analysis of OTTI for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Total other-than-temporary impairment losses	$(2,695)	$(50,993)	$(82,135)
Portion of loss recognized in other comprehensive income (loss)	(1,249)	30,742	—

Net impairment losses recognized in earnings	$(3,944)	$(20,251)	$(82,135)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
3.	Investments, cont’d.
The $3.9 million of OTTI losses recognized by the Company for the year ended December 31, 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period, along with certain credit related downgrades in corporate securities. At December 31, 2010, the Company had not made any decisions to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the year ended December 31, 2010:

Beginning balance at January 1, 2009	$(13,122)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(1,249)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—
Reductions for securities sold during the period	4,157

Ending balance at December 31, 2010	$(10,214)

For the three months ended March 31, 2009 and the year ended December 31, 2008, the Company recorded $12.1 million and $82.1 million of OTTI losses in earnings, respectively. Such amounts included a portion related to credit losses and a portion related to non-credit factors.
Securities Lending
The Company also participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company invests such cash collateral in other securities, typically overnight repurchase agreements. Securities with an estimated fair value of $58.7 million and $65.7 million were on loan under the program at December 31, 2010 and 2009, respectively. The Company was liable for cash collateral under the Company’s control of $59.9 million and $67.0 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the fair value of the investments purchased with the cash collateral received from the borrower was $59.9 million and $66.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aaa” by Moody’s and “AAA” by Standard & Poor’s at December 31, 2010. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.
Variable Interest Entities
The Company is involved in the normal course of business with VIEs primarily as a passive senior investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and high yield loan funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of December 31, 2010. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. In addition, the Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded partnership commitments.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
4.	Fair value measurement
The Company determines the fair value of its fixed income portfolio in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Valuation inputs by security type may include the following:
•	Government and agencies securities — These securities are generally priced by pricing services or index providers. The pricing services or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate option adjusted spreads, daily interest rate data and market/sector news. The Company generally classifies the fair values of government and agencies securities in Level 2. Current issue U.S. government securities are generally valued based on Level 1 inputs, which use the market approach valuation technique.
•	Government guaranteed corporate securities — These securities are generally priced by pricing services or index providers. The pricing service or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical spread models which may incorporate inputs from the U.S treasury curve or LIBOR. The Company generally classifies the fair values of its government guaranteed corporate securities in Level 2.
•	Corporate securities — These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its corporate securities in Level 2.
•	Preferred equity securities — These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its preferred equity securities in Level 2.
•	Structured securities including agency and non-agency, residential and commercial, mortgage and asset-backed securities — These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables set forth the Company’s available for sale investments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2010 and 2009:

		Fair Value Measurements at
		December 31, 2010
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

U.S. government and agencies securities	$1,010,819	$38,275	$972,544	$—
U.S. state and municipal securities	29,979	—	29,979	—
Foreign government securities	140,461	—	140,461	—
Government guaranteed corporate securities	671,150	—	671,150	—
Corporate securities	1,232,511	—	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	883,948	—	883,948	—
Non-agency mortgage-backed securities	246,410	—	245,325	1,085
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,889	—	22,889	—
Non-agency mortgage-backed securities	604,820	—	597,512	7,308
Asset-backed securities	273,715	—	272,469	1,246

Total fixed maturity investments	$5,116,702	$38,275	$5,068,788	$9,639
Short-term investments	70,444	—	70,444	—
Preferred equity securities	13,565	—	13,565	—

Total	$5,200,711	$38,275	$5,152,797	$9,639

As of December 31, 2010, $38.3 million of fixed maturity and short-term investments were acquired and classified within Level 1 as they represented current issue or on the run U.S. treasury securities.
During the year ended December 31, 2010, $68.9 million of fixed maturity and short-term investments were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.
During the year ended December 31, 2010, $17.0 million of fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities. At times during the year, the market activity for these securities decreased and therefore observable inputs were no longer available at December 31, 2010 and fair value of these securities was based on pricing models.
During the year ended December 31, 2010, $14.4 million of fixed maturity investments and short-term investments were transferred into Level 2 from Level 3. The reclassifications were largely related to high yield commercial mortgage-backed securities. At times during the year, the market activity for these securities increased and therefore the fair value of these securities was based on observable inputs.

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

Level 3 assets represented less than 0.19% and 0.11% of the Company’s total available for sale assets at December 31, 2010 and 2009, respectively.
There were no material changes in the Company’s valuation techniques during 2010.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2010 and 2009, respectively:

Fair Value Measurements at December 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$59,886	—	$59,886	—

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

The following tables present a reconciliation of the beginning and ending balances for all available for sale securities measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2010 and 2009. Level three assets included below are related to our fixed maturity investments including corporate debt securities, non-agency residential and non-agency commercial mortgage-backed securities.

	Year ended	Year ended
	December 31, 2010	December 31, 2009

Level 3, beginning of year	$5,554	$5,598
Total net realized gains included in earnings	466	—
Total net realized and unrealized losses included in earnings	(1,239)	(1,290)
Change in unrealized gains included in other comprehensive income (loss)	4,202	2,991
Change in unrealized losses included in other comprehensive income (loss)	(747)	(941)
Purchases	3,022	437
Sales	(4,190)	(291)
Transfers in to Level 3	16,962	6,946
Transfers out of Level 3	(14,391)	(7,896)

Level 3, end of year	$9,639	$5,554

Level 3 securities are primarily comprised of non-agency commercial mortgaged-backed securities. Net impairment losses recognized in earnings for the year ended December 31, 2010 included losses on Level 3 securities in the amount of ($1.1) million (2009 — ($0.5) million), representing realized losses due to OTTI.
At December 31, 2010 and 2009, the carrying value of the Company’s other investments was $376.7 million and $351.4 million, respectively, which approximates fair value.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
At December 31, 2010 and 2009, the carrying value of the Company’s senior notes was $528.3 million and $447.4 million and the fair value was $536.9 million and $439.1 million, respectively.
5.	Reserve for losses and loss expenses
Activity in the reserve for losses and loss expenses for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
Net reserve for losses and loss expenses, January 1	$2,689,362	$2,677,622	$2,704,870
Incurred related to:
Current year	1,164,902	1,017,529	1,291,971
Prior years	(126,802)	(150,889)	(156,540)

Total incurred	1,038,100	866,640	1,135,431

Paid related to:
Current year	(299,560)	(436,964)	(565,115)
Prior years	(417,696)	(413,432)	(562,792)

Total paid	(717,256)	(850,396)	(1,127,907)

Foreign currency translation	(9,628)	(4,504)	(34,772)

Net reserve for losses and loss expenses, December 31	3,000,578	2,689,362	2,677,622
Losses and loss expenses recoverable	319,349	467,664	557,834

Reserve for losses and loss expenses, December 31	$3,319,927	$3,157,026	$3,235,456

During 2010, the Company’s estimated ultimate losses for prior accident years were reduced by $126.8 million (2009 — $150.9 million; 2008 — $156.5 million) due to lower claims emergence than originally estimated by the Company. During 2010, the Company experienced favorable development in the Reinsurance segment of $79.9 million in the short tail, long tail and other reserve categories. In the Insurance segment, the Company experienced $46.9 million of favorable development across the long tail, short tail and other reserve categories. During 2009, the Company experienced favorable development in the Reinsurance segment of $58.8 million in the short tail, long tail and other reserve categories. In the Insurance segment, the Company experienced $92.1 million of favorable development across the long tail, short tail and other reserve categories during 2009. During 2008, the Company experienced favorable development in the Reinsurance segment of $85.5 million in the short tail, long tail and other reserve categories. In the Insurance segment, the Company experienced $71.0 million of favorable development primarily in relation to the long tail reserve categories during 2008.
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
6.	Reinsurance
The effects of reinsurance on premiums earned and written during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,116,559	$1,112,192	$1,260,439	$1,152,150	$1,331,635	$1,426,366
Assumed	926,812	941,044	817,798	869,300	866,235	820,054
Ceded	(302,258)	(289,492)	(445,045)	(415,400)	(431,385)	(462,130)

	$1,741,113	$1,763,744	$1,633,192	$1,606,050	$1,766,485	$1,784,290

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
During the year ended December 31, 2010, the Company recorded ceded losses of $139.1 million (2009 — $299.0 million; 2008 — $574.4 million). At December 31, 2010, the Company has an allowance for estimated uncollectible premiums receivable of $4.9 million (2009 — $12.8 million) and no allowance for estimated uncollectible losses recoverable (2009 — Nil).
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
On May 8, 2007, Endurance Holdings amended its credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent to, among other things; increase the size of the facility to $1,175 million from $925 million and to extend the maturity of the facility to May 8, 2012 (the “Credit Agreement”). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things; modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preference shares following the occurrence of certain defaults as defined pursuant to the terms of the Credit Agreement. As amended, the credit facility is referred to as the “2007 Credit Facility.”
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
The interest rate for revolving loans under the 2007 Credit Facility is either (i) the higher of (a) the Federal Funds Effective Rate plus 0.5% and (b) the prime commercial lending rate of JPMorgan Chase Bank or (ii) LIBOR plus additional interest ranging from 0.165% to 0.375% depending on the Company’s leverage ratio and if the loan is collateralized or uncollateralized. For letters of credit issued on a collateralized basis, the Company is required to pay a fee ranging from 0.165% to 0.29% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis, the Company is required to pay a fee ranging from 0.275% to 0.375% on the daily stated amount of such letters of credit. In addition, the 2007 Credit Facility requires the Company to pay to the lenders a facility fee and a utilization fee.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
7.	Debt and financing arrangements, cont’d.
The 2007 Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.4 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that have a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the facility generally restrict the declaration or payment of dividends on the Company’s common shares if the Company is already in default or the payment or declaration would cause a default under the terms of the facility.
The 2007 Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the 2007 Credit Facility, the lenders can terminate their commitments under the credit facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the 2007 Credit Facility. See Note 11 for details related to outstanding letters of credit.
On March 23, 2010, the Company issued an additional $85.0 million principal amount of 7% Senior Notes due July 15, 2034 (the “7% Senior Notes”), $250 million of which were initially issued on July 15, 2004 at a price of 94.976% of their principal amount, providing an effective yield to investors of 7.449%. On the closing of the additional issuance, the Company had a total par value of $335.0 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than the date of issue, the initial purchase price to the public and the first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with the previously issued 7% Senior Notes. The Company used the proceeds from the additional 7% Senior Notes for general corporate purposes.
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
The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2010.
The Company made aggregate interest payments of $32.8 million during the year ended December 31, 2010 (2009 — $29.8 million, 2008 — $29.9 million).

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
The Company currently uses foreign currency forward contracts in its investment portfolios to minimize the effect of fluctuating foreign currencies and to gain exposure to interest rate differentials between differing market rates. For the years ended December 31, 2010, 2009 and 2008, the Company recognized a realized foreign exchange gain (loss) on forward contracts of approximately $317,000, ($543,000), and $544,000, respectively.
9.	Segment reporting
The Company is currently organized into two business segments, Insurance and Reinsurance, which are based on how the Company monitors the performance of its underwriting operations.
•	Insurance — This segment is comprised of six lines of business: agriculture, professional lines, casualty, property, healthcare liability and workers’ compensation. The agriculture line of business is comprised of multiple peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty lines of business are comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty, healthcare liability, workers’ compensation, and professional lines. The property line of business is comprised of the insurance and facultative reinsurance of commercial properties. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs.
•	Reinsurance — This segment is comprised of five lines of business: catastrophe, casualty, property, aerospace and marine and surety and other specialty. Catastrophe coverages include reinsurance for catastrophic perils on a treaty basis. The casualty line of business is comprised of third party liability exposures and workers’ compensation coverages. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. The aerospace and marine line coverages include the reinsurance of aviation and space business and proportional and non-proportional reinsurance of hull and cargo insurance business. Surety and other specialty coverages include proportional and excess of loss coverages of contract and commercial surety business, personal accident coverages and agriculture coverages for weather related perils as well as protection from yield and price risks.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
9.	Segment reporting, cont’d.
Because the Company does not manage its assets by segment, investment income and total assets are not allocated to the individual segments. Management measures segment results on the basis of the combined ratio that is obtained by dividing the sum of the net losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Ceded reinsurance and recoveries are recorded within the segment to which they apply. Group reinsurance protection purchased and any subsequent recoveries are allocated to segments based on the underlying exposures covered.
The following table provides a summary of the segment revenues and results for the year ended December 31, 2010, reserve for losses and loss expenses as of December 31, 2010 and the carrying value of goodwill as of December 31, 2010:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$1,112,192	$941,044	$2,053,236
Ceded premiums written	(282,328)	(7,164)	(289,492)

Net premiums written	829,864	933,880	1,763,744

Net premiums earned	821,828	919,285	1,741,113
Other underwriting income (loss)	475	(2,111)	(1,636)

	822,303	917,174	1,739,477

Expenses
Net losses and loss expenses	558,040	480,060	1,038,100
Acquisition expenses	63,556	200,672	264,228
General and administrative expenses	123,335	118,585	241,920

	744,931	799,317	1,544,248

Underwriting income	$77,372	$117,857	$195,229

Net loss ratio	67.9%	52.2%	59.6%
Acquisition expense ratio	7.7%	21.8%	15.2%
General and administrative expense ratio	15.0%	12.9%	13.9%

Combined ratio	90.6%	86.9%	88.7%

Reserve for losses and loss expenses	$1,729,593	$1,590,334	$3,319,927

Goodwill	$45,217	$41,831	$87,048

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

The following table reconciles total segment results to income before income tax (expense) benefit for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Total underwriting income	$195,229	$265,341	$110,803
Net investment income	200,358	284,200	130,176
Net foreign exchange gains (losses)	2,989	29,740	(53,704)
Net realized gains on investment sales	22,488	6,303	24,769
Net impairment losses recognized in earnings	(3,944)	(20,251)	(82,135)
Amortization of intangibles	(10,460)	(10,463)	(10,675)
Interest expense	(34,762)	(30,174)	(30,171)

Income before income taxes	$371,898	$524,696	$89,063

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
9.	Segment reporting, cont’d.
The following table provides gross premiums written, by line of business, for the years ended December 31, 2010, 2009 and 2008:

Business Segment	2010	2009	2008

Insurance
Agriculture	$567,461	$572,096	$690,318
Professional lines	170,146	193,799	142,253
Casualty	167,549	152,580	120,867
Property	122,110	124,621	159,408
Healthcare liability	87,593	82,955	80,692
Workers’ compensation	(2,667)	26,099	232,828

Total Insurance	$1,112,192	$1,152,150	$1,426,366

Reinsurance
Catastrophe	$309,886	$303,404	$315,262
Casualty	294,030	255,142	161,583
Property	224,544	215,085	192,652
Aerospace and marine	48,761	44,696	80,521
Surety and other specialty	63,823	50,973	70,036

Total Reinsurance	$941,044	$869,300	$820,054

Total	$2,053,236	$2,021,450	$2,246,420

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
United States	$1,598,335	$1,637,649	$1,767,349
Worldwide	239,912	243,105	276,144
Europe	102,574	75,985	140,067
Japan	40,608	27,926	17,839
Australasia	19,325	6,566	6,024
Canada	17,674	13,741	15,359
Other	34,808	16,478	23,638

Total gross premiums written	$2,053,236	$2,021,450	$2,246,420

The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
10.	Goodwill and intangible assets
The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2010 and 2009:

		Intangible	Intangible
		assets with	assets with
	Goodwill	indefinite lives	finite lives	Total

Net balance at December 31, 2008	$85,178	$17,229	$98,384	$200,791
Additions	1,013	—	110	1,123
Amortization	—	—	(10,464)	(10,464)

Net balance at December 31, 2009	$86,191	17,229	88,030	191,450
Additions	857	—	107	964
Amortization	—	—	(10,460)	(10,460)

Net balance at December 31, 2010	$87,048	$17,229	$77,677	$181,954

Gross balance	$87,048	$17,229	$130,275	$234,552
Accumulated Amortization	—	—	(52,598)	(52,598)

Net balance	$87,048	$17,229	$77,677	$181,954

No impairment of the Company’s goodwill or intangible assets was noted following the annual impairment review for the years ended December 31, 2010 and 2009. The Company expects the amortization of the intangible assets with finite lives to approximate $10.4 million in 2011, $9.5 million in 2012, $6.2 million for 2013, $5.8 million in 2014 and 2015 and $40.0 million in all years thereafter.
11.	Commitments and contingencies
Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include loss recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables at December 31, 2010 and 2009 amounted to $319.3 million and $467.7 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of cash, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2010, $206.6 million of losses recoverable (2009 — $211.3 million) was due from reinsurers rated A- or better by A.M. Best or Standard & Poor’s. An additional $111.7 million (2009 — $255.6 million) of losses recoverable was due from a U.S. government sponsored reinsurance program as of December 31, 2010.
As of December 31, 2010, substantially all the Company’s cash and investments were held by four custodians.
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
Major production sources. The following table shows the percentage of gross premiums written generated through the Company’s largest brokers for the years ended December 31, 2010, 2009 and 2008:

Broker	2010	2009	2008

Aon Benfield(1)	18.9%	17.2%	14.3%
Marsh & McLennan Companies, Inc.	18.0%	16.3%	14.1%
Willis Companies	11.0%	12.4%	10.9%

Total of largest brokers	47.9%	45.9%	39.3%

(1)	On November 11, 2008, Aon Corporation completed its acquisition of Benfield Group Limited. The table above shows the gross premiums brokered by these entities on a consolidated basis for all years presented.
Letters of credit. As of December 31, 2010, the Company had issued letters of credit of $439.3 million (December 31, 2009 — $605.3 million) under its credit facility in favor of certain ceding companies.
Investment commitments. As of December 31, 2010 and 2009, the Company had pledged cash and cash equivalents and fixed maturity investments of $146.3 million and $158.5 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2010 and 2009, the Company had also pledged $500.9 million and $664.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $439.3 million and $605.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2010 and 2009, cash and fixed maturity investments with fair values of $369.1 million and $361.6 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $3.5 million and $12.4 million were on deposit with Canadian regulators, respectively.
The Company is subject to certain commitments with respect to Other Investments at December 31, 2010 and 2009. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2011 of $118.9 million of its other investments held at December 31, 2010. In addition, as of December 31, 2010, the Company was committed to investing a further $11.7 million (2009 — $1.7 million) in various alternative funds classified as Other Investments.
Reinsurance commitments. In the ordinary course of business, the Company enters into reinsurance agreements which may include terms which could require the Company to collateralize certain of its obligations.
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
Operating Leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2010 are as follows:

Year Ending December 31,	Amount

2011	$12,396
2012	12,179
2013	9,952
2014	5,264
2015	4,311
2016 and thereafter	11,603

$55,705

Total rent expense under operating leases for the year ended December 31, 2010 was $11.1 million (2009 — $11.4 million; 2008 — $10.1 million).
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
12.	Shareholders’ equity
The Company’s share capital at December 31, 2010 and 2009 is comprised as follows:

	2010	2009

Preferred shares
Authorized — $1.00 par value each	8,000,000	8,000,000

Issued, outstanding and fully paid:
Series A preferred shares — $1.00 par value each	8,000,000	8,000,000

Common shares
Authorized — $1.00 par value each	120,000,000	120,000,000

Issued, outstanding and fully paid:
Ordinary common shares — $1.00 par value each	47,218,468	55,115,702

During 2010, the Company issued restricted shares under its equity compensation plans (Note 15). The common shares, issued, outstanding and fully paid for 2010 includes 959,622 restricted shares.
In August 2010, the Company’s Board of Directors authorized for repurchase up to 7.0 million ordinary shares or share equivalents through November 9, 2011. This authorization superceded previous authorizations. During 2010 and 2009, under programs authorized by the Company’s Board of Directors, the Company repurchased 8,677,828 and 3,535,795 of its ordinary shares and share equivalents in open market and privately negotiated transactions at an average price of $38.96 and $32.87 per share, respectively. Common shares repurchased by the Company are not cancelled and are classified as treasury shares. The Company’s treasury shares are recorded at cost as a reduction in common shares and additional paid-in capital within shareholders’ equity. Total authorized repurchases remaining at December 31, 2010 was 2,808,354 shares (2009 — 6,413,635).

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
At December 31, 2010 and 2009, 2,985,527 and 2,995,527 warrants were outstanding, respectively. Such warrants are exercisable for ordinary and class A shares as follows:

	2010	2009
Ordinary shares	2,438,482	2,448,482
Class A shares	547,045	547,045

	2,985,527	2,995,527

During 2010, the Company repurchased 10,000 (2009 — 1,599,200) outstanding warrants at an average price of $26.04 (2009 — $29.16), net of the average warrant strike price of $13.37 (2009 — $14.45) per warrant. During 2009, 500,000 warrants with an exercise price of $14.87 were exercised for the purchase of the Company’s ordinary shares at a price of $30.28. The warrant holders elected the net settlement option, and thus the Company delivered 254,458 ordinary shares in settlement. The outstanding warrants at December 31, 2010, which have an exercise price of $12.87 (2009 — $13.87) per share, expire on December 14, 2011.
13.	Earnings per share
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
13.	Earnings per share, cont’d.
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Numerator:
Net income available to common and participating common shareholders	$349,238	$520,604	$83,124
Less amount allocated to participating common shareholders(1)	(6,595)	(9,104)	(1,631)

Net income allocated to common shareholders	$342,643	$511,500	$81,493

Denominator:
Weighted average shares — basic
Outstanding	50,880,148	55,908,471	57,682,546
Vested restricted share units	1,990	20,210	73,413

Weighted average shares — basic	50,882,138	55,928,681	57,755,959

Share equivalents:
Warrants	2,004,422	2,047,305	3,425,611
Options	830,219	887,249	951,133
Restricted share units	11,680	10,880	2,946

Weighted average shares — diluted	53,728,459	58,874,115	62,135,649

Basic earnings per common share	$6.73	$9.14	$1.41

Diluted earnings per common share	$6.38	$8.69	$1.31

(1)	Represents earnings available to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating.
The following table sets forth dividends declared in the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008

Dividends declared per preferred share	$1.94	$1.94	$1.94

Dividends declared per common share	$1.00	$1.00	$1.00

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
14.	Related party transactions
Since 2002, subsidiaries of BlackRock Inc. (“BlackRock”) have provided the Company and its subsidiaries with various investment management, investment accounting and risk analysis services. BlackRock owned 3.9 million or 8.3% of Endurance Holdings’ ordinary shares outstanding at December 31, 2010 and were therefore considered a related party. The Company incurred expenses totaling $3.3 million (2009: $3.6 million; 2008: $3.5 million) of which $2.0 million was accrued in relation to investment services rendered by Blackrock at December 31, 2010 (2009: $1.6 million).
Pyramis Global Advisors, a subsidiary of FMR, LLC (“Fidelity”), provides investment management services to the Company. Fidelity and its affiliates owned 4.8 million or 10.1% of Endurance Holdings’ ordinary shares outstanding at December 31, 2010 and were therefore considered a related party. The Company incurred investment management fees totaling $2.0 million (2009: $0.3 million; 2008: $0.2 million) to this investment manager of which $0.4 million was accrued at December 31, 2010 (2009: $0.1 million).
Richard C. Perry, a Director of the Company, is President of Perry Corp. Investment funds managed by Perry Corp. collectively owned 7,143,056 ordinary shares and options to purchase an additional 10,000 ordinary shares or approximately 15% of the Company’s common shares outstanding at December 31, 2010. As a non-employee director of the Company, Mr. Perry received from the Company the customary non-employee director compensation, consisting of $77,500 per annum and delivered $70,000 in restricted shares per annum, in each of 2010, 2009 and 2008. The investment funds managed by Perry Corp. sold all of their ordinary shares and options to the Company on January 28, 2011. For additional information regarding the transaction, see Note 20.
15.	Stock-based employee compensation plans
At its meeting on February 28, 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) to allow for the issuance of equity incentives to non-employee directors of the Company and eligible employees of the Company and its subsidiaries. The 2007 Plan was approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 9, 2007. At that time, the Company’s existing Amended and Restated 2002 Stock Option Plan and the Amended and Restated 2003 Non-Employee Director Incentive Plan were merged into the new 2007 Plan.
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
Under the terms of the 2007 Plan as amended, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares were reserved for issuance. At a meeting on February 11, 2010, the Company’s Board of Directors adopted a resolution to add 1,795,000 ordinary shares to the 2007 Plan. The addition of 1,795,000 ordinary shares to the 2007 Plan was approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 13, 2010. After the approval of the additional shares, a total of 3,895,000 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the issuance of share based equity incentives, such as restricted shares, or the exercise or settlement of outstanding derivative equity incentives, such as options or restricted share units. As of December 31, 2010, 2,254,016 (2009 — 854,346) ordinary shares remained available for issuance under the 2007 Plan.

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
A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2010 is presented below:

	For the year ended December 31, 2010
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic
Options Outstanding	Options	Exercise Price	(years)	Value
Beginning of year	1,746,151	$16.62
Granted	—	—
Exercised	438,500	14.51
Forfeited	30,000	28.03

Outstanding, end of year	1,277,651	$16.41	1.12	$37,895

Exercisable and vested options, end of year	1,277,651	$16.41	1.12	$37,895

No options were granted during the years ended December 31, 2010, 2009 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $9.9 million, $4.2 million, and $0.6 million, respectively. The Company received proceeds of $6.4 million from the exercise of options during the year ended December 31, 2010. The Company issued new ordinary shares in connection with the exercise of the above options.
No options expired during the year ended December 31, 2010. No options vested during the years ended December 31, 2010, 2009, and 2008. There were no unrecognized stock-based compensation expenses related to unvested stock options at December 31, 2010.
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
The Company grants restricted share units in an amount equal to the dividends that would have been paid on the notional amount of certain options held by employees of the Company. These restricted share units vest and settle on the first March 1st following the six-month anniversary of the date of issuance of the unit.
A summary of the restricted share and restricted share unit activity during the year ended December 31, 2010 is presented below:

	Number of	Aggregate
	Shares/Units	Intrinsic Value
Unvested, beginning of year	954,382
Granted	532,964
Vested	(399,500)
Forfeited	(107,634)

Unvested, end of year	980,212

Outstanding, end of year	980,212	$45,158

During the years ended December 31, 2010, 2009 and 2008, the Company granted an aggregate of 532,964, 326,671 and 539,137 restricted share and restricted share unit awards with weighted average grant date fair values of $20.4 million, $7.6 million and $20.9 million. During the years ended December 31, 2010, 2009 and 2008, the aggregate fair value of restricted shares and restricted share units that vested was $13.5 million, $15.1 million and $13.8 million, respectively.
For the years ended December 31, 2010, 2009 and 2008, compensation costs recognized in earnings for all restricted shares and restricted share units were $12.9 million, $13.3 million, and $17.3 million, respectively. At December 31, 2010, compensation costs not yet recognized related to non-vested awards was $11.6 million (2009 — $9.4 million). This expense is expected to be recognized between 2011 and 2013, with approximately 62.3% expected to be recognized during 2011.
Employee Share Purchase Plans
On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the “ESPP”) and the 2005 Sharesave Scheme. Neither the ESPP nor the 2005 Sharesave Scheme is subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and neither plan is a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The ESPP is a qualified plan under 423 of the code. During 2009, all outstanding options under the Sharesave Scheme were exercised or repurchased by the Company. No options under the Sharesave Scheme remained outstanding at December 31, 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
15.	Stock-based employee compensation plans, cont’d.
Following approval by the Company’s shareholders, 200,000 of Endurance Holdings’ ordinary shares, par value $1.00 per share, were reserved for issuance under the ESPP. Under the terms of the ESPP, employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares at a 15% discount to the closing market price on the purchase date. Participants are eligible to receive dividends on the shares purchased in the ESPP and are entitled to vote such shares at any Annual General or Special Meeting of Shareholders. These shares are restricted from sale, transfer or certification for one year from the purchase date.
Following approval by the Company’s shareholders, 75,000 of Endurance Holdings’ ordinary shares, par value $1.00 per share, were reserved for issuance under the 2005 Sharesave Scheme. Under the terms of the 2005 Sharesave Scheme, all U.K. eligible employees may save between £5 and £250 per month for three, five or seven years, as determined by the Company. At the end of the savings period, participating employees’ savings may be used to purchase Endurance Holdings’ ordinary shares at an exercise price, which was established at a 15% discount to the closing market price on the date the options were granted. Participating employees may terminate their participation in the 2005 Sharesave Scheme and receive a refund of their contributed funds. The 2005 Sharesave Scheme was approved by Her Majesty’s Revenue on February 20, 2006. The Company did not issue any options under the 2005 Sharesave Scheme in 2010 and there were no outstanding options under the 2005 Sharesave Scheme at December 31, 2010 and 2009.
Total expenses related to these plans for the year ended December 31, 2010 was approximately $172,000 (2009 — $100,000, 2008 — $197,000).
16.	Pension Plan
The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 10% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Company contributions for the year ended December 31, 2010 resulted in an expense of $8.4 million being recorded in earnings (2009 — $9.2 million; 2008 — $6.4 million).
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
The combined statutory capital and surplus and combined statutory net income (loss) for our principal operating subsidiaries in their respective jurisdictions were as follows:

	Bermuda		United States	Other (2)
Statutory capital and surplus
At December 31, 2010	$2,561,532	(1)	$648,410	NA(3)
At December 31, 2009	2,441,930	(1)	627,349	$218,352

Statutory net income (loss)
For the year ended December 31, 2010	$370,136		$27,544	NA(3)
For the year ended December 31, 2009	583,394		(4,206)	$(74)
For the year ended December 31, 2008	202,816		5,647	12,672

(1)	Bermuda statutory capital and surplus includes an investment in affiliate asset, which represents its interest in the remaining insurance and reinsurance operations of the Company included in the United States and Other columns above.

(2)	Includes Endurance U.K. and the Company’s Singapore branch.

(3)	Endurance U.K. and the Company’s Singapore branch are currently completing 2010 statutory profit and loss statements. The Company’s Zurich branch had no statutory filing requirement at or for the years ended December 31, 2010, 2009 and 2008.
As a holding company, Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders. Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the enhanced capital requirement calculated using the Bermuda standard model in addition to limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses, subject to an overall minimum capital and surplus requirement of $100 million. The Bermuda Solvency Capital Requirement (“BSCR”) employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. The Company is currently completing the 2010 BSCR for Endurance Bermuda and believes that Endurance Bermuda will exceed the target level of required capital as of December 31, 2010. At December 31, 2010, Endurance Bermuda can pay $640.4 million (2009 — $610.0 million) to Endurance Holdings without prior approval under Bermuda law. In addition, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2010, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2011 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
17.	Statutory requirements and dividend restrictions, cont’d.
American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2010, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $2.8 million (2009 — $2.6 million) without prior regulatory approval.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2010 Endurance U.K likely will not have profits available for distribution.
18.	Taxes
The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland, Singapore and Canada, which are subject to the relevant taxes in those jurisdictions. The Company’s various operating subsidiaries and branch operations are not under examination in any of these tax jurisdictions, but generally remain subject to examination for tax years 2006 — 2009.
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
The income tax (expense) benefit was as follows for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Current income tax (expense) benefit	$(28,556)	$6,081	$(12,545)
Deferred income tax benefit	21,396	5,327	22,106

Income tax (expense) benefit	$(7,160)	$11,408	$9,561

Of the 2010 current income tax (expense) benefit, $27.7 million related to taxes incurred in the United States (2009 — $6.5 million; 2008 — $22.8 million) and Nil related to current income tax benefits in the United Kingdom (2009 — Nil and 2008 — $11.0 million). Of the deferred income tax benefit, $21.4 million and Nil related to deferred income tax benefits in the United States and the United Kingdom, respectively (2009 — $5.3 million and Nil; 2008 — $22.0 million and Nil).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
18.	Taxes, cont’d.
The actual income tax (expense) benefit attributable to income for the years ended December 31, 2010, 2009 and 2008 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income tax (expense) benefit, as a result of the following:

	2010	2009	2008
Computed expected tax expense	$—	$—	$—
Tax (expense) benefit effect of foreign taxes	(3,169)	5,308	14,971
Valuation allowance	(3,991)	6,100	(5,410)

	$(7,160)	$11,408	$9,561

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Deferred income tax assets:
Unearned premiums	$17,726	$16,777
Loss reserves	35,064	26,839
Net operating loss carry forward	24,054	16,490
Unrealized investment losses	—	—
Deferred compensation	11,989	11,284
Deferred interest	28,075	20,161
Start up costs	550	977
Realized investment losses	2,302	3,658
Other	4,358	4,475

Total deferred tax assets	124,118	100,661

Deferred income tax liabilities:
Deferred acquisition costs	(15,055)	(15,835)
Unrealized investment gains	(10,029)	(5,635)
Unrealized foreign exchange gain	(12,747)	(12,161)
Temporary differences related to acquisition	(26,814)	(28,828)
Other	(12,223)	(11,375)

Total deferred tax liabilities	(76,868)	(73,834)

Valuation allowance	(13,566)	(9,575)

Net deferred income tax asset	$33,684	$17,252

Income tax paid in 2010 totaled $24.3 million. The Company received refunds and paid income taxes totaling $6.8 million and $29.6 million for the years ended December 31, 2009 and 2008, respectively. Net operating loss carryforwards in the amount of $66.2 million, $19.9 million and $17.1 million are available for application against future taxable income in the United Kingdom, Singapore and Switzerland respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland the net operating loss carry forwards expire after seven years. There were no income taxes payable in the United Kingdom as at December 31, 2010 or 2009.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
18.	Taxes, cont’d.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2010, management has established a valuation allowance of $13.6 million (2009 — $9.6 million) against net operating loss carryforwards in the Company's United Kingdom subsidiary and non-U.S. branches. The valuation allowance in 2009 was established against realized investment losses for which the Company did not have current plans to produce future realized investment gains in the United Kingdom and the United States.
The Company’s income before income taxes was distributed as follows for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
U.S. (domestic)	$88,147	$26,832	$63,677
Non-U.S. (foreign)	283,751	497,864	25,386

Income before income taxes	$371,898	$524,696	$89,063

As of December 31, 2010 and 2009, the Company had no uncertain tax positions.
19.	Condensed unaudited quarterly financial data
The following is a summary of the unaudited quarterly data for the year ended December 31, 2010:

			Quarter Ended	Quarter Ended
	Quarter Ended	Quarter Ended	September 30,	December 31,
	March 31, 2010	June 30, 2010	2010	2010

Net premiums earned	$365,189	$456,395	$469,793	$449,736
Net investment income	56,479	33,351	53,654	56,874
Net realized gains on investment sales	3,544	2,657	8,973	7,314

Net impairment losses recognized in earnings	(861)	(992)	(1,380)	(711)

Subtotal	$424,351	$491,411	$531,040	$513,213

Net losses and loss expenses	$232,597	$292,947	$266,132	$246,424

Acquisition and general and administrative expenses	$122,909	$122,384	$126,966	$133,889

Net foreign exchange losses (gains)	$5,971	$129	$(12,565)	$3,476

Net income	$55,789	$58,593	$139,128	$111,228
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)

Net income available to common and participating common shareholders	$51,914	$54,718	$135,253	$107,353

Basic earnings per share	$0.95	$1.02	$2.64	$2.22

Diluted earnings per share	$0.91	$0.97	$2.51	$2.09

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except ratios, share and per share amounts)
19.	Condensed unaudited quarterly financial data, cont’d.
The following is a summary of the unaudited quarterly data for the year ended December 31, 2009:

			Quarter Ended	Quarter Ended
	Quarter Ended	Quarter Ended	September 30,	December 31,
	March 31, 2009	June 30, 2009	2009	2009

Net premiums earned	$378,275	$434,220	$426,754	$393,943
Net investment income	64,550	88,834	71,559	59,257
Net realized gains (losses) on investment sales	3,241	(1,500)	1,396	3,166
Net impairment losses recognized in earnings	(12,126)	(6,644)	(497)	(984)

Subtotal	$433,940	$514,910	$499,212	$455,382

Net losses and loss expenses	$220,136	$270,816	$211,683	$164,005

Acquisition and general and administrative expenses	$128,531	$118,379	$127,462	$130,753

Net foreign exchange (gains) losses	$(62)	$(27,723)	$(2,963)	$1,008

Net income	$78,297	$149,140	$153,842	$154,825
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)

Net income available to common and participating common shareholders	$74,422	$145,265	$149,967	$150,950

Basic earnings per share	$1.30	$2.53	$2.63	$2.69

Diluted earnings per share	$1.24	$2.42	$2.51	$2.56

20.	Subsequent Events
On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of Endurance Holdings. The aggregate repurchase price for the shares and the options was $321.5 million. The repurchase price per ordinary share was $44.99 per share. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010.
Following the closing of the transaction, Mr. Perry resigned from the Board of Directors of the Company.
During January, 2011, major flooding occurred in and around Brisbane, Australia. On February 3, 2011, Tropical Cyclone Yasi made landfall in northern Queensland, Australia. In addition, on February 22, 2011, Christchurch, New Zealand experienced a severe earthquake causing substantial structural damage to the city. Preliminary information indicates that these events have the potential to cause significant losses within the insurance industry generally. To date, reported claims as a result of these events have been limited. Accordingly, while losses emanating from these events cannot be accurately estimated at this time, the Company may need to establish appropriate loss reserves related to these events in the first quarter of 2011, which may have a negative impact on its first quarter results of operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the course of the year.

Item 9A.	Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.
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
Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2010 was so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the sections captioned “Board of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2011 Annual General Meeting of Shareholders.
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
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” of our Proxy Statement for our 2011 Annual General Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our 2011 Annual General Meeting of Shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights (1)	the first column)

Equity compensation plans approved by security holders	4,283,768	$13.93	2,394,569

Equity compensation plans not approved by security holders	—	—	—

Total	4,283,768	$13.93	2,394,569

(1)	Weighted average exercise price does not include $0 exercise price of 20,591 restricted share units included in the number of securities to be issued upon exercise.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors” of our Proxy Statement for our 2011 Annual General Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the section captioned “Audit Fees” of our Proxy Statement for our 2011 Annual General Meeting of Shareholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following is a list of certain documents filed as a part of this report:
(1)	Financial Statements. See Index to Consolidated Financial Statements on page 99 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on page 156 hereof.

(3)	Exhibits. See Exhibit Index on beginning on page 167.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: March 1, 2011	/s/ David S. Cash
	Name:	David S. Cash
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ David S. Cash David S. Cash	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ Michael J. McGuire Michael J. McGuire	Chief Financial Officer (Principal Accounting Officer)	March 1, 2011

/s/ William M. Jewett William M. Jewett	President and Director	March 1, 2011

/s/ John T. Baily John T. Baily	Director	March 1, 2011

/s/ Norman Barham Norman Barham	Director	March 1, 2011

/s/ Galen R. Barnes Galen R. Barnes	Director	March 1, 2011

/s/ William H. Bolinder William H. Bolinder	Director	March 1, 2011

/s/ Steven W. Carlsen Steven W. Carlsen	Director	March 1, 2011

/s/ Kenneth J. LeStrange Kenneth J. LeStrange	Director	March 1, 2011

/s/ Brendan R. O’Neill Brendan R. O’Neill	Director	March 1, 2011

/s/ William J. Raver William J. Raver	Director	March 1, 2011

/s/ Robert A. Spass Robert A. Spass	Director	March 1, 2011

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated March 1, 2011; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2010. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
March 1, 2011

SCHEDULE I
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2010
(In thousands of United States dollars)

			Amount at
		Market	Which Shown
	Cost (1)	Value	on the Balance Sheet

Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$993,667	$1,010,819	$1,010,819
States, municipalities and political subdivisions	29,472	29,979	29,979
Foreign governments	138,157	140,461	140,461
Corporate bonds	1,868,940	1,903,661	1,903,661
Mortgage-backed securities
Agency mortgage-backed securities	877,767	906,837	906,837
Non-agency mortgage-backed securities	833,089	851,230	851,230
Asset-backed securities	269,055	273,715	273,715

Total fixed maturity investments	$5,010,147	$5,116,702	$5,116,702
Short-term investments	70,455	70,444	70,444
Preferred equity securities	8,000	13,565	13,565
Other investments	279,637	376,652	376,652

Total Investments	$5,368,239	$5,577,363	$5,577,363

(1)	Investments in fixed maturity investments and short-term investments are shown at amortized cost.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT
BALANCE SHEETS — PARENT ONLY
DECEMBER 31, 2010 AND 2009
(In thousands of United States dollars except share amounts)

	2010	2009

ASSETS
Investment in subsidiary	$3,070,935	$2,928,002
Cash and cash equivalents	6,095	25,416
Amounts due from subsidiaries	314,222	299,730
Other assets	8,698	7,729

Total assets	$3,399,950	$3,260,877

LIABILITIES
Debt	$528,324	$447,443
Other liabilities	23,473	26,151

Total liabilities	551,797	473,594

SHAREHOLDERS’ EQUITY
Preferred Shares
Series A, non-cumulative — 8,000,000 issued and outstanding (2009 — 8,000,000)	8,000	8,000
Common shares
Ordinary — 47,218,468 issued and outstanding (2009 — 55,115,702)	47,218	55,116
Additional paid-in capital	613,915	929,577
Accumulated other comprehensive income	138,571	52,148
Retained earnings	2,040,449	1,742,442

Total shareholders’ equity	2,848,153	2,787,283

Total liabilities and shareholders’ equity	$3,399,950	$3,260,877

See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF INCOME — PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)

	2010	2009	2008

Revenues
Net investment (loss) income	$—	$(2)	$31
Other income	20,758	—	—

	20,758	(2)	31

Expenses
General and administrative expenses	23,945	19,849	14,130
Interest expense	34,762	30,159	30,171

Total expenses	58,707	50,008	44,301

Net loss before equity in net income of subsidiaries	(37,949)	(50,010)	(44,270)
Equity in net income of subsidiaries	402,687	586,114	142,894

Net income	364,738	536,104	98,624
Preferred dividends	(15,500)	(15,500)	(15,500)

Net income available to common and participating common shareholders	$349,238	$520,604	$83,124

See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS — PARENT ONLY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)

	2010	2009	2008

Cash flows used in operating activities:
Net income	$364,738	$536,104	$98,624
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	239	185	180
Stock-based compensation expense	5,828	6,672	5,756
Equity in net income of subsidiary	(402,687)	(586,114)	(142,894)
Other assets	55	(391)	(33)
Other liabilities	(1,129)	6,140	(4,532)

Net cash used in operating activities	(32,956)	(37,404)	(42,899)

Cash flows provided by investing activities:
Dividends received from subsidiary	346,091	520,843	255,840
Net amounts loaned to subsidiaries	(7,811)	(281,509)	13,417

Net cash provided by investing activities	338,280	239,334	269,257

Cash flows used in financing activities:
Issuance of long term debt	80,730	—	—
Issuance of common shares	7,209	5,246	1,588
Offering and registration costs paid	(2,064)	(1,500)	(1,504)
Repurchase of common shares	(338,510)	(112,480)	(155,463)
Settlement of restricted shares	(5,209)	(4,011)	(5,065)
Dividends paid on preferred shares	(15,500)	(15,500)	(15,500)
Dividends paid on common shares	(51,301)	(57,074)	(58,708)

Net cash used in financing activities	(324,645)	(185,319)	(234,652)

Net (decrease) increase in cash and cash equivalents	(19,321)	16,611	(8,294)
Cash and cash equivalents, beginning of year	25,416	8,805	17,099

Cash and cash equivalents, end of year	$6,095	$25,416	$8,805

See accompanying notes to the consolidated financial statements.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)
Year Ended December 31, 2010

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$32,950	$121,534	$154,484
Reserve for Losses and Loss Expenses	1,729,593	1,590,334	3,319,927
Unearned Premiums	386,626	455,528	842,154
Net Premiums Earned	821,828	919,285	1,741,113
Net Investment Income (1)	—	—	200,358
Net Losses and Loss Expenses	558,040	480,060	1,038,100
Amortization of Deferred Acquisition Costs	63,556	200,672	264,228
Other Operating Expenses (2)	123,335	118,585	241,920
Net Premiums Written	829,864	933,880	1,763,744

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.
Year Ended December 31, 2009

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,831	$115,148	$146,979
Reserve for Losses and Loss Expenses	1,679,990	1,477,036	3,157,026
Unearned Premiums	390,826	441,735	832,561
Net Premiums Earned	823,703	809,489	1,633,192
Net Investment Income (1)	—	—	284,200
Net Losses and Loss Expenses	553,008	313,632	866,640
Amortization of Deferred Acquisition Costs	84,724	183,247	267,971
Other Operating Expenses (2)	119,766	117,388	237,154
Net Premiums Written	740,310	865,740	1,606,050

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)
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

SCHEDULE IV
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)

					Percentage of
		Ceded to	Assumed from		Amount
		Other	Other		Assumed to
Premiums Written	Gross	Companies	Companies	Net Amount	Net

Year ended December 31, 2010:
Property and liability insurance	$1,112,192	$289,492	$941,044	$1,763,744	53%
Year ended December 31, 2009:
Property and liability insurance	$1,152,150	$415,400	$869,300	$1,606,050	54%
Year ended December 31, 2008:
Property and liability insurance	$1,426,366	$462,130	$820,054	$1,784,290	46%

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)
Year Ended December 31, 2010

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$32,950	$121,534	$154,484
Reserve for Losses and Loss Expenses	1,729,594	1,590,333	3,319,927
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	386,626	455,528	842,154
Net Premiums Earned	821,828	919,285	1,741,113
Net Investment Income (1)	—	—	200,358
Net Losses and Loss Expenses
Current Year	604,911	559,991	1,164,902
Prior Year	(46,871)	(79,931)	(126,802)
Amortization of Deferred Acquisition Costs	63,556	200,672	264,228
Paid Losses and Loss Expenses	358,584	358,672	717,256
Net Premiums Written	829,864	933,880	1,763,744

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
Year Ended December 31, 2009

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,831	$115,148	$146,979
Reserve for Losses and Loss Expenses	1,679,990	1,477,036	3,157,026
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	390,826	441,735	832,561
Net Premiums Earned	823,703	809,489	1,633,192
Net Investment Income (1)	—	—	284,200
Net Losses and Loss Expenses
Current Year	645,086	372,443	1,017,529
Prior Year	(92,078)	(58,811)	(150,889)
Amortization of Deferred Acquisition Costs	84,724	183,247	267,971
Paid Losses and Loss Expenses	440,678	409,718	850,396
Net Premiums Written	740,310	865,740	1,606,050

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY INSURANCE
UNDERWRITERS, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of United States dollars)
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

4.12
Third Supplemental Indenture, by and between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon, formerly known as the Bank of New York, dated March 26, 2010. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.1
Amended and Restated Credit Agreement, dated as of May 8, 2007, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.

Exhibit
Number	Description of Document
10.2
First Amendment dated July 18, 2007 to the Amended and Restated Credit Agreement, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007.

10.3
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

10.4
Amended and Restated Account Control Agreement, dated as of May 8, 2007, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007

10.5
Underwriting Agreement, by and between Endurance Specialty Holdings Ltd. and Banc of America Securities LLC, as representative of the several underwriters named therein, dated March 23, 2010. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.6
Share and Option Purchase Agreement, by and among Perry Partners International, Inc., Perry Partners, L.P., Perry Corp., Richard C. Perry and Endurance Specialty Holdings Ltd., dated as of January 23, 2011. Incorporated by reference to Exhibit 1.01 to the Current Report on Form 8-K filed on January 24, 2011.

10.7	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**
10.8	Form of Share Option Agreement No. 2. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**
10.9	Form of Option Dividend Restricted Share Unit Agreement. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**
10.10	2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.11	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**
10.12	Amendment No. 2 to 2007 Equity Incentive Plan. **
10.13	Form of Restricted Share Agreement. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**
10.14	Form of Long-Term Incentive Agreement. **
10.15	Employee Share Purchase Plan. Incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**
10.16
Non-Executive Chairman Employment Agreement, dated February 26, 2010, by and between Endurance Specialty Holdings Ltd. and Kenneth J. LeStrange. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2010. **

10.17
Amended and Restated Employment Agreement, dated February 18, 2010, by and between the Company and Mr. David Cash. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2010. **

10.18
Amended and Restated Employment Agreement, Dated February 18, 2010, by and between the Company and Mr. William Jewett. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 1, 2010. **

Exhibit
Number	Description of Document
10.19	Form of Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2007. **
10.20	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2007. **
10.21	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2008.**
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.