Form 10-Q
period 2011-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2011-05-10
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended March 31, 2011,
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of May 3, 2011

Ordinary Shares – $1.00 par value	40,512,667

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,917,447 and $5,010,147 at March 31, 2011 and December 31, 2010, respectively)	$5,014,226	$5,116,702
Short-term investments, available for sale at fair value (amortized cost: $48,198 and $70,455 at March 31, 2011 and December 31, 2010, respectively)	48,186	70,444
Equity securities, available for sale at fair value (cost: $19,374 and $8,000 at March 31, 2011 and December 31, 2010, respectively)	25,333	13,565
Other investments	401,450	376,652

Total investments	5,489,195	5,577,363
Cash and cash equivalents	568,770	609,852
Premiums receivable, net	1,049,129	827,609
Deferred acquisition costs	178,486	154,484
Securities lending collateral	72,657	59,886
Prepaid reinsurance premiums	248,275	107,977
Losses recoverable	340,908	319,349
Accrued investment income	29,164	32,934
Goodwill and intangible assets	189,501	181,954
Deferred tax asset	49,370	33,684
Net receivable on sales of investments	128,867	602
Other assets	71,859	73,711

Total assets	$8,416,181	$7,979,405

LIABILITIES
Reserve for losses and loss expenses	$3,566,198	$3,319,927
Reserve for unearned premiums	1,398,610	842,154
Deposit liabilities	32,768	32,505
Reinsurance balances payable	143,305	228,860
Securities lending payable	72,657	59,886
Debt	528,569	528,411
Net payable on purchases of investments	164,744	—
Other liabilities	101,066	119,509

Total liabilities	6,007,917	5,131,252

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY

Preferred shares
Series A, non-cumulative – $1.00 par value, 8,000,000 issued and outstanding (2010 – 8,000,000); aggregate liquidation preference $200,000 (2010 – $200,000)	8,000	8,000
Common shares
Ordinary – $1.00 par value, 40,325,476 issued and outstanding (2010 – 47,218,468)	40,325	47,218
Additional paid-in capital	289,920	613,915
Accumulated other comprehensive income	132,806	138,571
Retained earnings	1,937,213	2,040,449

Total shareholders’ equity	2,408,264	2,848,153

Total liabilities and shareholders’ equity	$8,416,181	$7,979,405

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Revenues
Gross premiums written	$1,000,358	$818,869
Ceded premiums written	(201,486)	(115,927)

Net premiums written	798,872	702,942
Change in unearned premiums	(416,039)	(337,753)

Net premiums earned	382,833	365,189
Net investment income	52,501	56,479
Net realized and unrealized investment gains	3,775	3,544

Total other-than-temporary impairment losses	(1,256)	(769)
Portion of loss recognized in other comprehensive (loss) income	(391)	(92)

Net impairment losses recognized in earnings	(1,647)	(861)

Other underwriting (loss) income	(1,069)	295

Total revenues	436,393	424,646

Expenses
Net losses and loss expenses	401,853	232,597
Acquisition expenses	65,618	63,944
General and administrative expenses	65,961	58,965
Amortization of intangibles	2,798	2,588
Net foreign exchange (gains) losses	(6,918)	5,971
Interest expense	9,054	7,608

Total expenses	538,366	371,673

(Loss) income before income taxes	(101,973)	52,973
Income tax benefit	14,556	2,816

Net (loss) income	(87,417)	55,789

Preferred dividends	(3,875)	(3,875)

Net (loss) income (attributable) available to common and participating common shareholders	$(91,292)	$51,914

Comprehensive (loss) income
Net (loss) income	$(87,417)	$55,789
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (net of applicable deferred income taxes $1,086 and ($1,579) for the three months ended March 31, 2011 and 2010)	(3,419)	54,268
Portion of other-than-temporary impairment losses recognized in other comprehensive (loss) income (net of applicable deferred income taxes of nil for the three months ended March 31, 2011 and 2010)	391	92
Foreign currency translation adjustments	2,663	(8,434)
Reclassification adjustment for net realized gains on investment sales and net impairment losses included in net (loss) income	(5,422)	(2,683)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net (loss) income	22	22

Other comprehensive (loss) income	(5,765)	43,265

Comprehensive (loss) income	$(93,182)	$99,054

Per share data
Basic (losses) earnings per common share	$(2.25)	$0.95

Diluted (losses) earnings per common share	$(2.25)	$0.91

Dividend per common share	$0.30	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Preferred shares
Balance, beginning and end of period	$8,000	$8,000

Common shares
Balance, beginning of period	47,218	55,116
Issuance of common shares	598	449
Repurchase of common shares	(7,491)	(1,335)

Balance, end of period	40,325	54,230

Additional paid-in capital
Balance, beginning of period	613,915	929,577
Issuance of common shares	9,631	(235)
Repurchase of common shares and share equivalents	(333,313)	(47,101)
Public offering and registration costs	—	(12)
Settlement of equity awards	(4,927)	(3,203)
Stock-based compensation expense	4,614	3,658

Balance, end of period	289,920	882,684

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	10,877	16,109
Foreign currency translation adjustments	2,663	(8,434)

Balance, end of period	13,540	7,675

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	129,814	38,247
Net unrealized holding (losses) gains arising during the period, net of reclassification adjustment	(8,841)	51,585
Other-than-temporary impairment losses during the period	391	92

Balance, end of period	121,364	89,924

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,120)	(2,208)
Net change from current period hedging transactions, net of reclassification adjustment	22	22

Balance, end of period	(2,098)	(2,186)

Total accumulated other comprehensive income	132,806	95,413

Retained earnings
Balance, beginning of period	2,040,449	1,742,442
Net (loss) income	(87,417)	55,789
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(11,944)	(13,596)

Balance, end of period	1,937,213	1,780,760

Total shareholders’ equity	$2,408,264	$2,821,087

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Cash flows provided by operating activities:
Net (loss) income	$(87,417)	$55,789
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of net premium on investments	4,224	1,826
Amortization of other intangibles and depreciation	5,538	5,418
Net realized gains on investment sales	(3,685)	(3,544)
Net impairment losses recognized in earnings	1,647	861
Deferred taxes	(17,190)	(14,829)
Stock-based compensation expense	4,614	3,658
Equity in earnings of other investments	(13,757)	(16,969)
Premiums receivable, net	(221,520)	(369,896)
Deferred acquisition costs	(24,002)	(16,660)
Prepaid reinsurance premiums	(140,298)	(58,662)
Losses recoverable	(21,559)	221,081
Accrued investment income	3,772	1,621
Other assets	997	29,107
Reserve for losses and loss expenses	246,271	(18,121)
Reserve for unearned premiums	556,456	395,998
Deposit liabilities	263	(2,909)
Reinsurance balances payable	(86,087)	(67,261)
Other liabilities	(26,985)	(18,798)

Net cash provided by operating activities	181,282	127,710

Cash flows provided by (used in) investing activities:
Proceeds from sales of available for sale investments	1,017,204	1,157,609
Proceeds from maturities and calls on available for sale investments	270,032	464,666
Proceeds from the redemption of other investments	—	487
Purchases of available for sale investments	(1,143,328)	(1,614,797)
Purchase of other investments	(11,041)	(202)
Net purchases of other assets	(361)	—
Purchases of fixed assets	(1,731)	(451)
Change in securities lending collateral received	(12,771)	(61,386)
Net cash paid for subsidiary acquisition	(2,815)	(385)

Net cash provided by (used in) investing activities	115,189	(54,459)

Cash flows (used in) provided by financing activities:
Issuance of common shares	10,176	170
Repurchase of common shares	(344,272)	(49,026)
Change in securities lending collateral	12,771	61,297
Settlement of equity awards	(4,927)	(3,203)
Offering and registration costs paid	—	(1,035)
Proceeds from issuance of debt	299	80,962
Repayments of debt	(184)	(294)
Dividends on preferred shares	(3,875)	(3,875)
Dividends on common shares	(11,931)	(13,467)

Net cash (used in) provided by financing activities	(341,943)	71,529

Effect of exchange rate changes on cash and cash equivalents	4,390	(5,675)

Net (decrease) increase in cash and cash equivalents	(41,082)	139,105
Cash and cash equivalents, beginning of period	609,852	528,944

Cash and cash equivalents, end of period	$568,770	$668,049

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
Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries:

Operating Subsidiaries	Domicile
Endurance Specialty Insurance Ltd.	Bermuda
Endurance Worldwide Insurance Limited	England
Endurance Reinsurance Corporation of America	Delaware
Endurance American Insurance Company	Delaware
Endurance American Specialty Insurance Company	Delaware
Endurance Risk Solutions Assurance Co.	Delaware
American Agri-Business Insurance Company	Texas
2.	Summary of significant accounting policies
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).
Certain reclassifications have been made for 2010 to conform to the 2011 presentation and have no impact on net income previously reported.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
There were no material changes in the Company’s significant accounting and reporting policies subsequent to the 2010 Annual Report on Form 10-K, with the exception of the additions to the Company’s accounting policies described below relating to the investment by the Company in equity securities and the entry by the Company into derivative instruments commencing in the first quarter of 2011.
(a)	Equity Investments
The Company currently classifies its investments in equity securities as “available for sale” and accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its available for sale securities in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs.
The Company determines the estimated fair value of each individual equity security utilizing the highest level inputs available. Transfers between levels are assumed to occur at the end of each period.
For equity securities, the Company considers its ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When the Company determines that the decline in value of an equity security is other-than-temporary, the Company reduces the carrying value of the equity security to its fair value and recognizes a corresponding charge in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The new cost basis is not changed for subsequent recoveries in fair value.
(b)	Derivatives
Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.
The Company may use various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures, options, interest rate swaps, total return swaps, swaptions, credit default swaps and foreign currency forward contracts to enhance the efficiency of the investment portfolio and economically hedge certain risks. These contracts do not qualify, and are not designated, as hedges. Thus, changes in fair value and any realized gains (losses) are recognized in net realized and unrealized gains or net foreign exchange gains (losses) in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Margin balances required by counterparties are included in cash and cash equivalents. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments

Composition of Net Investment Income and of Invested Assets
The components of net investment income for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Available for sale investments	$42,186	$43,490
Other investments	13,757	16,969
Cash and cash equivalents	190	92

	$56,133	$60,551
Investment expenses	(3,632)	(4,072)

Net investment income	$52,501	$56,479

The following table summarizes the composition of the investment portfolio by investment type at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$5,014,226	83.3%	$5,116,702	82.7%
Cash and cash equivalents(1)	532,893	8.8%	610,454	9.9%
Other investments(2)	401,450	6.7%	376,652	6.1%
Short term investments	48,186	0.8%	70,444	1.1%
Equities	25,333	0.4%	13,565	0.2%

Total	$6,022,088	100.0%	$6,187,817	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.

(2)	Consists of investments in alternative funds and high yield funds.
The following table summarizes the composition of the fixed income investment portion of the portfolio, which includes fixed maturity securities and short term investments by investment ratings assigned by rating agencies at March 31, 2011 and December 31, 2010. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	March 31, 2011		December 31, 2010
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$831,804	16.4%	$1,010,819	19.5%
AAA / Aaa	2,576,000	50.9%	2,639,682	50.9%
AA / Aa	519,094	10.3%	465,315	9.0%
A / A	816,493	16.1%	793,980	15.3%
BBB	93,598	1.8%	50,733	1.0%
Below BBB	221,451	4.4%	221,848	4.2%
Not rated	3,972	0.1%	4,769	0.1%

Total	$5,062,412	100.0%	$5,187,146	100.0%

Contractual maturities of the fixed income portfolio are shown below as of March 31, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

	March 31, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$365,147	$368,004	$390,886	$393,333
Due after one year through five years	1,978,765	2,011,940	2,240,820	2,279,581
Due after five years through ten years	437,035	444,470	404,322	413,462
Due after ten years	51,952	54,805	64,663	68,988
Residential mortgage-backed securities
Agency mortgage-backed securities	984,791	1,009,393	855,637	883,948
Non-agency mortgage-backed securities	246,170	240,305	254,138	246,410
Commercial mortgage-backed securities
Agency mortgage-backed securities	30,062	30,603	22,130	22,889
Non-agency mortgage-backed securities	570,536	597,272	578,951	604,820
Asset-backed securities	301,187	305,620	269,055	273,715

Total	$4,965,645	$5,062,412	$5,080,602	$5,187,146

At March 31, 2011 and December 31, 2010, the Company held $32.8 million and $27.6 million of insurance enhanced bonds (residential mortgage-backed, asset-backed and municipal securities), respectively, representing 0.6% and 0.5% of the available for sale securities, respectively. At March 31, 2011, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Ba” from Moody’s and “A” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Ca” by Moody’s and “C” by Standard & Poor’s.
In addition to the Company’s available for sale investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan funds. The Company’s alternative funds and high yield loan funds are recorded on the Company’s balance sheet as “Other Investments”. At March 31, 2011 and December 31, 2010, the Company had invested, net of capital returned, a total of $291.0 million and $279.6 million, respectively, in Other Investments. At March 31, 2011 and December 31, 2010, the carrying value of Other Investments was $401.5 million and $376.7 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 10).
Net Realized and Unrealized Investment Gains
Realized and unrealized investment gains and losses are recognized in earnings using the first in and first out method. The analysis of net realized and unrealized investment gains for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Gross realized gains on investment sales	$11,573	$9,523
Gross realized losses on investment sales	(7,708)	(5,979)
Change in fair value of investment derivatives	(90)	—

Net realized and unrealized investment gains	$3,775	$3,544

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses and other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
March 31, 2011	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$817,488	$16,400	$(2,084)	$831,804	$—
U.S. state and municipal securities	48,565	824	(171)	49,218	—
Foreign government securities	87,688	1,908	(36)	89,560	—
Government guaranteed corporate securities	522,239	4,692	(331)	526,600	—
Corporate securities	1,308,721	29,159	(4,029)	1,333,851	—
Residential mortgage-backed securities
Agency mortgage-backed securities	984,791	28,139	(3,537)	1,009,393	—
Non-agency mortgage-backed securities	246,170	3,666	(9,531)	240,305	(27,824)
Commercial mortgage-backed securities
Agency mortgage-backed securities	30,062	673	(132)	30,603	—
Non-agency mortgage-backed securities(1)	570,536	28,454	(1,718)	597,272	(109)
Asset-backed securities	301,187	5,437	(1,004)	305,620	—

Total fixed maturity investments	$4,917,447	$119,352	$(22,573)	$5,014,226	$(27,933)
Short-term investments	48,198	3	(15)	48,186	—

Total fixed income investments	$4,965,645	$119,355	$(22,588)	$5,062,412	$(27,933)

Equity securities	$19,374	$5,963	$(4)	$25,333	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $32.1 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2011, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $4.6 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross		Non-
	Amortized	Unrealized	Unrealized		Credit
December 31, 2010	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$993,667	$23,576	$(6,424)	$1,010,819	$—
U.S. state and municipal securities	29,472	745	(238)	29,979	—
Foreign government securities	138,157	2,557	(253)	140,461	—
Government guaranteed corporate securities	663,709	7,806	(365)	671,150	—
Corporate securities	1,205,231	31,174	(3,894)	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	30,946	(2,635)	883,948	—
Non-agency mortgage-backed securities	254,138	4,457	(12,185)	246,410	(29,495)
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	761	(2)	22,889	—
Non-agency mortgage-backed securities(1)	578,951	28,673	(2,804)	604,820	(109)
Asset-backed securities	269,055	6,168	(1,508)	273,715	—

Total fixed maturity investments	$5,010,147	$136,863	$(30,308)	$5,116,702	$(29,604)
Short-term investments	70,455	3	(14)	70,444	—

Total fixed income investments	$5,080,602	$136,866	$(30,322)	$5,187,146	$(29,604)

Equity securities	$8,000	$5,583	$(18)	$13,565	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2010, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $6.2 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2011	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(2,084)	$188,235	$—	$—	$(2,084)	$188,235
U.S. state and municipal securities	(171)	13,754	—	—	(171)	13,754
Foreign government securities	(36)	28,357	—	—	(36)	28,357
Government guaranteed corporate securities	(324)	79,761	(7)	6,189	(331)	85,950
Corporate securities	(3,834)	302,627	(195)	4,854	(4,029)	307,481
Residential mortgage-backed securities
Agency mortgage-backed securities	(3,537)	258,195	—	—	(3,537)	258,195
Non-agency mortgage-backed securities	(286)	19,321	(9,245)	161,124	(9,531)	180,445
Commercial mortgage-backed securities
Agency mortgage-backed securities	(132)	10,208	—	—	(132)	10,208
Non-agency mortgage-backed securities	(833)	71,468	(885)	9,094	(1,718)	80,562
Asset-backed securities	(386)	81,114	(618)	20,741	(1,004)	101,855

Total fixed maturity investments	$(11,623)	$1,053,040	$(10,950)	$202,002	$(22,573)	$1,255,042
Short-term investments	(15)	7,639	—	—	(15)	7,639

Total fixed income investments	$(11,638)	$1,060,679	$(10,950)	$202,002	$(22,588)	$1,262,681

Equity securities	$(4)	$650	$—	$—	$(4)	$650

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at March 31, 2011.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
As of March 31, 2011, 457 available for sale securities were in an unrealized loss position. Of those, 102 securities had been in a continuous unrealized loss position for twelve months or greater.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2010	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(6,424)	$368,452	$—	$—	$(6,424)	$368,452
U.S. state and municipal securities	(238)	9,301	—	—	(238)	9,301
Foreign government securities	(253)	22,585	—	—	(253)	22,585
Government guaranteed corporate securities	(356)	131,980	(9)	4,714	(365)	136,694
Corporate securities	(3,556)	243,307	(338)	5,429	(3,894)	248,736
Residential mortgage-backed securities
Agency mortgage-backed securities	(2,635)	160,532	—	19	(2,635)	160,551
Non-agency mortgage-backed securities	(473)	26,205	(11,712)	172,646	(12,185)	198,851
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	455	—	—	(2)	455
Non-agency mortgage-backed securities	(1,227)	75,626	(1,577)	10,590	(2,804)	86,216
Asset-backed securities	(555)	70,218	(953)	13,218	(1,508)	83,436

Total fixed maturity investments	$(15,719)	$1,108,661	$(14,589)	$206,616	$(30,308)	$1,315,277
Short-term investments	(14)	30,178	—	—	(14)	30,178

Total fixed income investments	$(15,733)	$1,138,839	$(14,589)	$206,616	$(30,322)	$1,345,455

Equity securities	$(18)	$640	$—	$—	$(18)	$640

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at December 31, 2010.
As of December 31, 2010, 376 available for sale securities were in an unrealized loss position. Of those, 112 securities had been in a continuous unrealized loss position for twelve months or greater.
The analysis of OTTI for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Total other-than-temporary impairment losses	$(1,256)	$(769)
Portion of loss recognized in other comprehensive (loss) income	(391)	(92)

Net impairment losses recognized in (losses) earnings	$(1,647)	$(861)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Of the $1.6 million (2010: $0.9 million) of OTTI losses recognized by the Company in the first quarter of 2011, the majority of it related to reductions in expected recovery values on mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. At March 31, 2011, the Company had not made any decisions to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.
The following table provides a roll-forward of the amount related to credit losses for the Company’s fixed income investments recognized in (losses) earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three months ended March 31, 2011 and 2010:

	2011	2010
Beginning balance at January 1	$(10,214)	$(13,122)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(391)	(92)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	216	41

Ending balance at March 31	$(10,389)	$(13,173)

The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at March 31, 2011 and as a result recognized approximately, $0.03 million in OTTI losses in the three months ended March 31, 2011.
Securities Lending
The Company participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company typically invests such cash collateral in overnight repurchase agreements. Securities with an estimated fair value of $71.3 million and $58.7 million were on loan under the program at March 31, 2011 and December 31, 2010, respectively. The Company was liable for cash collateral under the Company’s control of $72.7 million and $59.9 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the fair value of the investments purchased with the cash collateral received from the borrower was $72.7 million and $59.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aaa” by Moody’s and “AAA” by Standard & Poor’s at March 31, 2011. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

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
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and high yield loan funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2011. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded partnership commitments.
4.	Fair value measurement
The Company determines the fair value of its fixed income investments and equity securities in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Valuation inputs by security type may include the following:
•	Government and agencies securities – These securities are generally priced by pricing services or index providers. The pricing services or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate option adjusted spreads, daily interest rate data and market/sector news. The Company generally classifies the fair values of government and agencies securities in Level 2. Current issue U.S. government securities are generally valued based on Level 1 inputs, which use the market approach valuation technique.
•	Government guaranteed corporate securities – These securities are generally priced by pricing services or index providers. The pricing service or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical spread models which may incorporate inputs from the U.S treasury curve or LIBOR. The Company generally classifies the fair values of its government guaranteed corporate securities in Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
•	Corporate securities – These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its corporate securities in Level 2.
•	Preferred equity securities – These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its preferred equity securities in Level 2.
•	Common equity securities – These securities primarily consist of exchange traded funds. These securities are generally priced by pricing services based on quoted market prices in active markets. The Company generally classifies the fair values of its common equity securities in Level 1.
•	Derivative instruments – These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs.
•	Structured securities including agency and non-agency, residential and commercial, mortgage and asset-backed securities – These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables set forth the Company’s available for sale investments and derivative instruments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at March 31, 2011 and December 31, 2010:

	Fair Value Measurements at
	March 31, 2011
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets
U.S. government and agencies securities	$831,804	$73,405	$758,399	$—
U.S. state and municipal securities	49,218	—	49,218	—
Foreign government securities	89,560	—	89,560	—
Government guaranteed corporate securities	526,600	—	526,600	—
Corporate securities	1,333,851	—	1,333,503	348
Residential mortgage-backed securities
Agency mortgage-backed securities	1,009,393	—	1,009,393	—
Non-agency mortgage-backed securities	240,305	—	238,905	1,400
Commercial mortgage-backed securities
Agency mortgage-backed securities	30,603	—	30,603	—
Non-agency mortgage-backed securities	597,272	—	582,148	15,124
Asset-backed securities	305,620	—	301,336	4,284

Total fixed maturity investments	$5,014,226	$73,405	$4,919,665	$21,156
Short-term investments	48,186	—	48,186	—
Equity securities	25,333	10,966	14,367	—
Other assets (see Note 7)	138	34	104	—

Total assets	$5,087,883	$84,405	$4,982,322	$21,156

Liabilities
Other liabilities (see Note 7)	$(187)	$—	$(187)	$—

During the quarter ended March 31 2011, $14.3 million of securities were acquired and classified as Level 3 securities. The securities acquired represented asset-backed, collateralized debt obligation and commercial mortgaged-backed securities for which no observable price was available. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.
During the quarter ended March 31, 2011, $1.2 million of fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed and collateralized debt obligation securities. During the quarter, the market activity for these securities decreased and therefore observable inputs were no longer available at March 31, 2011 and the fair value of these securities was based on pricing models.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
During the quarter ended March 31, 2011, $38.3 million of fixed maturity and short-term investments were transferred out of Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities. During the quarter ended March 31, 2011, the Company purchased securities totaling $73.4 million which were considered on the run and classified as Level 1 securities. Also during the quarter ended March 31, 2011, the Company purchased equity securities totaling $11.0 million which are exchange traded funds, and classified as Level 1 securities.
During the quarter ended March 31 2011, $3.9 million of primarily collateralized debt obligation securities were transferred into Level 2 from Level 3. During the quarter, the market activity for these securities increased and therefore the fair value of these securities was based on observable inputs.

	Fair Value Measurements at
	December 31, 2010
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets
U.S. government and agencies securities	$1,010,819	$38,275	$972,544	$—
U.S. state and municipal securities	29,979	—	29,979	—
Foreign government securities	140,461	—	140,461	—
Government guaranteed corporate securities	671,150	—	671,150	—
Corporate securities	1,232,511	—	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	883,948	—	883,948	—
Non-agency mortgage-backed securities	246,410	—	245,325	1,085
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,889	—	22,889	—
Non-agency mortgage-backed securities	604,820	—	597,512	7,308
Asset-backed securities	273,715	—	272,469	1,246

Total fixed maturity investments	$5,116,702	$38,275	$5,068,788	$9,639
Short-term investments	70,444	—	70,444	—
Equity securities	13,565	—	13,565	—
Other assets	—	—	—	—

Total assets	$5,200,711	$38,275	$5,152,797	$9,639

Liabilities
Other liabilities	$—	$—	$—	$—

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d
Level 3 assets represented less than 0.42% and 0.19% of the Company’s total available for sale assets at March 31, 2011 and December 31, 2010, respectively.
There were no material changes in the Company’s valuation techniques for the three months ended March 31, 2011.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at March 31, 2011 and December 31, 2010, respectively:

Fair Value Measurements at March 31, 2011
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$72,657	—	$72,657	—

Fair Value Measurements at December 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Securities lending collateral	$59,886	—	$59,886	—

The following table presents a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2011 and 2010, respectively:

	2011	2010

Level 3, beginning of period	$9,639	$5,554
Total net realized gains included in (losses) earnings	6	1
Total net realized and unrealized losses included in (losses) earnings	(248)	(472)
Change in unrealized gains included in other comprehensive (loss) income	957	1,039
Change in unrealized losses included in other comprehensive (loss) income	(26)	(153)
Purchases	—	41
Sales	(749)	(69)
Transfers in to Level 3	15,509	1,111
Transfers out of Level 3	(3,932)	(334)

Level 3, end of period	$21,156	$6,718

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d
Level 3 securities are primarily comprised of non-agency commercial mortgaged-backed securities, collateralized debt obligations and asset-backed securities. Net impairment losses recognized in earnings included losses on Level 3 securities for the three months ended March 31, 2011 in the amount of $0.2 million (2010 — $0.3 million), representing realized losses due to OTTI.
At March 31, 2011 and December 31, 2010, the carrying value of the Company’s other investments was $401.5 million and $376.7 million, respectively, which approximates fair value.
At March 31, 2011 and December 31, 2010, the carrying value of the Company’s senior notes was $528.4 million and $528.3 million and the fair value was $536.3 million and $536.9 million, respectively.
5.	Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines (losses) earnings per share for the holders of Endurance Holdings’ ordinary and class A shares (also referred to as “common shares”) and participating common shares, which includes unvested restricted shares which receive cash dividends, according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net (loss) income (attributable) available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.
Basic (losses) earnings per common share are calculated by dividing net (loss) income (attributable) available to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares.
Diluted (losses) earnings per common share are based on the weighted average number of common shares and assumes the exercise of all dilutive stock warrants and options and the vesting or conversion of all convertible securities such as unvested restricted shares using the two-class method described above.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share, cont’d.
The following table sets forth the computation of basic and diluted (losses) earnings per share for the three months ended March 31, 2011 and 2010:

Numerator:	2011	2010
Net (loss) income (attributable) available to common and participating common shareholders	$(91,292)	$51,914
Less amount allocated to participating common shareholders(1)	(275)	(936)

Net (loss) income (attributable) allocated to common shareholders	$(91,567)	$50,978

Denominator:
Weighted average shares – basic
Outstanding	40,749,921	53,403,677
Vested restricted share units	—	8,069

Weighted average shares – basic	40,749,921	53,411,746

Share equivalents:
Warrants	—	1,897,301
Options	—	972,486
Restricted share units	—	14,928

Weighted average shares – diluted	40,749,921	56,296,461

Basic (losses) earnings per common share	$(2.25)	$0.95

Diluted (losses) earnings per common share	$(2.25)	$0.91

(1)	Represents earnings and dividends attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on February 23, 2011 (2010 — $0.484375). The preferred share dividend was paid on March 15, 2011 to shareholders of record on March 1, 2011. Endurance Holdings also declared a dividend of $0.30 per common share on February 23, 2011 (2010 — $0.25). The dividend was paid on March 31, 2011 to shareholders of record on March 17, 2011.

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

Dividends declared per preferred share	$0.484375	$0.484375

Dividends declared per common share	$0.30	$0.25

6.	Debt
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
6.	Debt, cont’d.
The 7% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.
7.	Derivatives
The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains and losses and net foreign exchange (gains) losses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The majority of the Company’s derivatives are not designated as hedges under current accounting guidance. The Company’s objectives for holding these derivatives are as follows:
Interest Rate Futures, Swaps, Swaptions and Options
The Company may use interest rate futures, swaps and options within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk.
Foreign Exchange Forwards, Futures and Options
The Company may utilize foreign exchange forward contracts and options as part of its overall currency risk management and investment strategies.
Credit Default Swaps
The Company may purchase protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to manage market exposures.
The Company may assume or economically hedge credit risk through credit default swaps to replicate or hedge investment positions. The original term of these credit default swaps is generally five years or less.
Commodity Futures and Options
The Company may utilize commodity futures and options to economically hedge certain underwriting risks.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
7.	Derivatives, cont’d.
The fair values and the related notional values of derivatives included in the Company’s Consolidated Balance Sheet at March 31, 2011 are noted below. The Company first entered into these derivatives in the first quarter of 2011.

	March 31, 2011
		Notional
	Fair	Principal
	Value	Amount
Foreign exchange forward contracts	$(180)	$13,547
Credit default swaps	(5)	1,850
Interest rate swaptions	(2)	700

Total recorded in other liabilities	(187)	16,097

Interest rate futures contracts	34	300,000
Interest rate swaps	104	10,000

Total recorded in other assets	138	310,000

Net derivative position	$(49)	$326,097

The fair value of all derivatives at March 31, 2011 were recorded in other assets or other liabilities in the Company’s Consolidated Balance Sheet. None of the above derivatives have been designated as hedges under current accounting guidance.
The gains and losses on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for derivatives for the three months ended March 31, 2011 were as follows:

Three
months ended
March 31,
2011
Foreign exchange forward contracts	$(360)

Total included in net foreign exchange gains (losses)	$(360)

Futures contracts	$(10)
Credit default swaps	(86)
Interest rate swaps	4
Interest rate swaptions	2

Total included in net realized and unrealized investment gains (losses)	$(90)

Total derivatives	$(450)

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
No options were granted, expired or vested during the quarters ended March 31, 2011 and 2010. The total intrinsic value of options exercised during the quarter ended March 31, 2011 was $15.0 million (2010 – Nil). The Company received proceeds of $9.9 million (2010 – Nil) from the exercise of options during the quarter ended March 31, 2011. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at March 31, 2011 and 2010.
During the quarter ended March 31, 2011, the Company granted an aggregate of 282,856 (2010 – 506,454) restricted shares and restricted share units with weighted average grant date fair values of $13.8 million (2010 — $19.4 million). During the quarter ended March 31, 2011, the aggregate fair value of restricted shares and restricted share units that vested was $9.4 million (2010 — $7.5 million). For the quarter ended March 31, 2011, compensation costs recognized in earnings for all restricted shares and restricted share units were $4.6 million (2010 — $3.8 million). At March 31, 2011, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $18.4 million (2010 — $22.1 million).
The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended March 31, 2011, total expenses related to the Company’s Employee Share Purchase Plan were approximately $53,400 (2010 — $43,800).
9.	Segment reporting
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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2011:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$625,831	$374,527	$1,000,358
Ceded premiums written	(193,535)	(7,951)	(201,486)

Net premiums written	432,296	366,576	798,872

Net premiums earned	162,492	220,341	382,833
Other underwriting loss	—	(1,069)	(1,069)

	162,492	219,272	381,764

Expenses
Net losses and loss expenses	98,836	303,017	401,853
Acquisition expenses	16,308	49,310	65,618
General and administrative expenses	36,806	29,155	65,961

	151,950	381,482	533,432

Underwriting income (loss)	$10,542	$(162,210)	$(151,668)

Net loss ratio	60.8%	137.5%	105.0%
Acquisition expense ratio	10.0%	22.4%	17.1%
General and administrative expense ratio	22.7%	13.2%	17.2%

Combined ratio	93.5%	173.1%	139.3%

Reserve for losses and loss expenses	$1,772,733	$1,793,465	$3,566,198

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2010:

	Insurance	Reinsurance	Total

Revenues
Gross premiums written	$464,341	$354,528	$818,869
Ceded premiums written	(115,400)	(527)	(115,927)

Net premiums written	348,941	354,001	702,942

Net premiums earned	145,676	219,513	365,189
Other underwriting (loss) income	(2)	297	295

	145,674	219,810	365,484

Expenses
Net losses and loss expenses	86,084	146,513	232,597
Acquisition expenses	17,426	46,518	63,944
General and administrative expenses	30,121	28,844	58,965

	133,631	221,875	355,506

Underwriting income (loss)	$12,043	$(2,065)	$9,978

Net loss ratio	59.0%	66.8%	63.7%
Acquisition expense ratio	12.0%	21.2%	17.5%
General and administrative expense ratio	20.7%	13.1%	16.1%

Combined ratio	91.7%	101.1%	97.3%

Reserve for losses and loss expenses	$1,601,640	$1,537,265	$3,138,905

The following table reconciles total segment results to (loss) income before income taxes for the three months ended March 31, 2011 and 2010:

	2011	2010

Total underwriting (loss) income	$(151,668)	$9,978
Net investment income	52,501	56,479
Net foreign exchange gains (losses)	6,918	(5,971)
Net realized and unrealized investment gains	3,775	3,544
Net impairment losses recognized in earnings	(1,647)	(861)
Amortization of intangibles	(2,798)	(2,588)
Interest expense	(9,054)	(7,608)

(Loss) income before income taxes	$(101,973)	$52,973

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Segment reporting, cont’d.
The following table provides gross and net premiums written, by line of business, for the three months ended March 31, 2011 and 2010:

	For the three months		For the three months ended
	ended March 31, 2011		March 31, 2010
	Gross	Net	Gross
	premiums	premiums	premiums	Net premiums
Business Segment	written	written	written	written

Insurance
Agriculture	$508,705	$346,472	$350,199	$268,107
Professional Lines	35,469	31,124	33,508	27,602
Casualty	38,882	25,759	34,228	21,038
Property	24,690	12,585	26,523	14,088
Healthcare Liability	18,137	16,406	20,316	18,523
Workers’ Compensation	(52)	(50)	(433)	(417)

Total Insurance	625,831	432,296	464,341	348,941

Reinsurance
Catastrophe	138,247	131,123	122,669	122,759
Casualty	116,352	115,554	107,974	107,263
Property	70,087	70,087	64,522	64,522
Aerospace and marine	20,838	20,839	18,066	18,031
Surety and other	29,003	28,973	41,297	41,426
specialty

Total Reinsurance	374,527	366,576	354,528	354,001

Total	$1,000,358	$798,872	$818,869	$702,942

10.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at March 31, 2011 and December 31, 2010 amounted to $340.9 million and $319.3 million, respectively. At March 31, 2011, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the periods ended March 31, 2011 and 2010, respectively:

Broker	2011	2010

Aon Benfield	15.7%	17.1%
Marsh & McLennan Companies, Inc.	13.1%	17.4%
Willis Companies	5.9%	6.1%

Total of largest brokers	34.7%	40.6%

Letters of credit. As of March 31, 2011, the Company had issued letters of credit of $439.4 million (December 31, 2010 – $439.3 million) under its credit facility in favor of certain ceding companies.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
10.	Commitments and contingencies, cont’d.
Investment commitments. As of March 31, 2011 and December 31, 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $129.8 million and $146.3 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2011 and December 31, 2010, the Company had also pledged $505.5 million and $500.9 million of its cash and fixed maturity investments as required to meet collateral obligations for $439.4 million and $439.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2011 and December 31, 2010, cash and fixed maturity investments with fair values of $360.6 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $11.0 million and $10.7 million were on deposit with Canadian regulators, respectively.
The Company is subject to certain commitments with respect to Other Investments at March 31, 2011 and December 31, 2010. The Company is generally subject to redemption restriction provisions of between one to five years from the date of acquisition and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2011 of $79.7 million (December 31, 2010 – $118.9 million) of its other investments held at March 31, 2011. In addition, as of March 31, 2011, the Company was committed to investing a further $10.5 million (December 31, 2010 – $11.7 million) in various investment funds classified as Other Investments.
Reinsurance commitments. In the ordinary course of business, the Company enters into reinsurance agreements which may include terms that could require the Company to collateralize certain of its obligations.
Employment agreements. The Company has entered into employment agreements with certain officers that provide for equity incentive awards, executive benefits and severance payments under certain circumstances.
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2011 are as follows:

Twelve Months Ended March 31,	Amount

2012	$12,489
2013	12,519
2014	8,862
2015	5,400
2016	4,270
2017 and thereafter	11,392

$54,932

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
10.	Commitments and contingencies, cont’d.
Total lease expense under operating leases for the three months ended March 31, 2011 was $3.1 million (2010 – $2.5 million).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three month period ended March 31, 2011 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2010 Annual Report on Form 10-K and this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2010 Annual Report on Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report, other than as described in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q relating to the Company’s investment in equities and the use of derivative financial instruments. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Month Periods Ended March 31, 2011 and 2010
The following is a discussion and analysis of the Company’s consolidated results of operations for the three months ended March 31, 2011 and 2010, which are summarized below:

	Three Months Ended
	March 31,	March 31,
	2011	2010	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,000,358	$818,869	22.2%
Ceded premiums written	(201,486)	(115,927)	73.8%

Net premiums written	798,872	702,942	13.6%

Net premiums earned	382,833	365,189	4.8%
Net investment income	52,501	56,479	(7.0%)
Net realized and unrealized investment gains	3,775	3,544	6.5%
Net impairment losses recognized in earnings	(1,647)	(861)	91.3%
Other underwriting (loss) income	(1,069)	295	NM (2)

Total revenues	436,393	424,646	2.8%

Expenses
Losses and loss expenses	401,853	232,597	72.8%
Acquisition expenses	65,618	63,944	2.6%
General and administrative expenses	65,961	58,965	11.9%
Amortization of intangibles	2,798	2,588	8.1%
Net foreign exchange (gains) losses	(6,918)	5,971	NM (2)
Interest expense	9,054	7,608	19.0%
Income tax benefit	(14,556)	(2,816)	416.9%

Net (loss) income	$(87,417)	$55,789	NM (2)

Net loss ratio	105.0%	63.7%	41.3

Acquisition expense ratio	17.1%	17.5%	(0.4)
General and administrative expense ratio	17.2%	16.1%	1.1

Combined ratio	139.3%	97.3%	42.0

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended March 31, 2011 were $1,000.4 million, an increase of $181.5 million, or 22.2%, compared to the same period in 2010. Net written premiums in the three months ended March 31, 2011 were $798.9 million, an increase of $95.9 million, or 13.6%. The change in net premiums written was driven by the following factors:
•	An increase in net written premiums of $78.4 million in the quarter ended March 31, 2011 compared to 2010 in the agriculture line of the Insurance segment driven by increased commodity prices for corn, cotton and soy beans; and
•	A modest increase in new business in the catastrophe, casualty and property lines of the Reinsurance segment.

Ceded premiums written by the Company increased in the quarter ended March 31, 2011 as compared to the same period in 2010 because of increased cessions to third party reinsurers, as the Company chose to retain a lower level of premiums in the agriculture line of the Insurance segment.
Net premiums earned for the three months ended March 31, 2011 were $382.8 million, an increase of $17.6 million, or 4.8%, from the first quarter of 2010. The increase in net premiums earned resulted principally from growth in net written premiums recorded in more recent periods.
Net Investment Income
Endurance’s net investment income of $52.5 million decreased 7.0% or $4.0 million for the quarter ended March 31, 2011 as compared to the same period in 2010. Net investment income during the first quarter of 2011 included net mark to market gains of $13.8 million on Other Investments, comprised of alternative funds and high yield loan funds, as compared to mark to market gains of $17.0 million in the first quarter of 2010. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments, and short term investments declined by $1.3 million for the three months ended March 31, 2011 compared to the same period in 2010. This decline resulted from lower reinvestment rates over the past 12 months driven by lower market yields, partially offset by higher average investment portfolio balances. Investment expenses, including investment management fees, for the first quarter of 2011 were $3.6 million compared to $4.1 million for the same period in 2010.
The annualized net earned yield and total return of the investment portfolio for the three months ended March 31, 2011 and 2010 and market yield and portfolio duration as of March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Annualized net earned yield(1)	3.51%	3.82%

Total return on investment portfolio(2)	0.90%	1.73%

Market yield(3)	2.54%	2.78%

Portfolio duration(4)	2.44 years	2.35 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the security based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. Includes only cash and cash equivalents and fixed maturity investments held by the Company’s investment managers.

(4)	Includes only cash and cash equivalents and fixed maturity investments held by the Company’s investment managers.
During the first quarter of 2011, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 56 basis point range, with a high of 2.40% and a low of 1.84%. Trading activity in the Company’s portfolio included reductions in U.S. government agency debentures and government guaranteed corporates and increased allocations to U.S. government agency mortgages, corporate bonds and asset-backed securities. The duration of the fixed income investments increased to 2.44 years at March 31, 2011 from 2.39 years at December 31, 2010.

Net Realized and Unrealized Gains
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2011 were $1,017.2 million compared to $1,157.6 million during the three months ended March 31, 2010. Realized and unrealized investment gains and losses for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$11,573	$9,523

Gross realized losses on investment sales	(7,708)	(5,979)

Change in fair value of investment derivatives	(90)	—

Net realized and unrealized investment gains	$3,775	$3,544

Net Impairment Losses Recognized in Earnings
During the three months ended March 31, 2011, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell its fixed income investments in an unrealized loss position at March 31, 2011. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(1,256)	$(769)

Portion of loss recognized in other comprehensive (loss) income	(391)	(92)

Net impairment losses recognized in (losses) earnings	$(1,647)	$(861)

The $1.6 million and $0.9 million of other-than-temporary impairment (“OTTI”) losses recognized by the Company in the first quarter of 2011 and 2010 relating to specific credit events for its fixed income investments were primarily due to reductions in expected recovery values on structured securities (mortgage and asset-backed) during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.4 million was shifted from a non-credit OTTI loss previously recognized in other comprehensive (loss) income to a credit OTTI loss recorded in net (loss) income.
The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at March 31, 2011 and as a result recognized approximately, $0.03 million in OTTI losses in the three months ended March 31, 2011.

Net Foreign Exchange (Gains) Losses
During the first quarter of 2011, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $6.9 million compared to foreign exchange losses of $6.0 million for the same period of 2010. The net foreign exchange gains incurred were due to offsetting exposures across the Company as the U.S. dollar weakened against other major currencies. In the prior year, net foreign exchange losses resulted from the strengthening of the U.S. dollar compared to other currencies during the period.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended March 31, 2011, the Tohuko, Japan earthquake and tsunami, Christchurch, New Zealand earthquake and floods experienced in Queensland, Australia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $184.8 million in relation to the three events which added 48.8 percentage points to the Company’s net loss ratio for the first quarter of 2011. For the three months ended March 31, 2010, the Chilean earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $65.0 million in relation to the two events. The net losses from the Chilean earthquake and windstorm Xynthia added 17.8 percentage points to the Company’s net loss ratio for the first quarter of 2010. In addition, the Company recorded higher reserves for attritional losses in the agriculture and casualty lines of the Insurance segment and the property line of the Reinsurance segment in the first quarter of 2011 compared to 2010.
Favorable prior year loss reserve development was $48.7 million for the first quarter of 2011 compared to $38.6 million during the same period in 2010. In the first quarter of 2011 and 2010, prior year loss reserves emerged favorably across each line of the Insurance segment and the short tail and other lines of the Reinsurance segment.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended March 31, 2011 was consistent with the acquisition expense ratio for the same period in 2010.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the first quarter of 2011 increased compared to the same period in 2010 due to higher personnel costs resulting from an increased headcount and lower third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment. At March 31, 2011, the Company had a total of 836 employees as compared to 783 employees at March 31, 2010.

Income Tax Benefit
The Company incurred a tax benefit for the quarter ended March 31, 2011 of $14.6 million compared to a tax benefit of $2.8 million for the quarter ended March 31, 2010 due to the increase in losses experienced in its U.S. taxable jurisdictions compared to 2010.
Net (Loss) Income
The Company produced a net loss of $87.4 million in the three months ended March 31, 2011 compared to net income of $55.8 million in the same period of 2010. The decrease for the current period compared to the same period in 2010 was primarily due to an increase in losses and loss expenses as a result of the Japan and New Zealand earthquakes and Australian floods.
Reserve for Losses and Loss Expenses
In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several quarters while long tail business would emerge over many years. The Company’s lines of business are generally included in the following reserving categories:
Insurance Segment – Short Tail Line
•	Property
Insurance Segment – Long Tail Lines
•	Casualty
•	Healthcare liability
•	Professional lines
•	Workers compensation (discontinued)
Insurance Segment – Other Tail Lines
•	Agriculture
Reinsurance Segment – Short Tail Lines
•	Catastrophe
•	Property
•	Aerospace and marine
•	Surety
Reinsurance Segment – Long Tail Lines
•	Casualty
•	Other specialty
As of March 31, 2011, the Company had accrued losses and loss expenses reserves of $3.6 billion (December 31, 2010 — $3.3 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three month periods ended March 31, 2011 and 2010, the Company’s net paid losses and loss expenses were $183.4 million and $19.5 million, respectively.

As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report on Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report on Form 10-K.
Losses and loss expenses for the three months ended March 31, 2011 are summarized as follows:

	Incurred related to:
			Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$13,334	$(9,274)	$4,060
Long tail	65,207	(2,560)	62,647
Other	54,907	(22,778)	32,129

Total Insurance	133,448	(34,612)	98,836

Reinsurance:
Short tail	259,026	(13,090)	245,936
Long tail	54,997	624	55,621
Other	3,087	(1,627)	1,460

Total Reinsurance	317,110	(14,093)	303,017

Totals	$450,558	$(48,705)	$401,853

Losses and loss expenses for the three months ended March 31, 2011 included $48.7 million in favorable development of reserves relating to prior accident years. This favorable development benefited the Company’s reported net loss ratio by approximately 12.7 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in most of the Company’s reserve categories within both the Insurance and Reinsurance segments.
For the three months ended March 31, 2011, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance
Short Tail Insurance. For the three months ended March 31, 2011, the favorable loss development in the short tail insurance reserve category was primarily due to lower than expected claims reported and favorable case reserve development in the Company’s property line of business.
Long Tail Insurance. For the three months ended March 31, 2011, the Company recorded overall favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the Bermuda based healthcare and casualty lines of business. This favorable loss emergence was partially offset by adverse loss development within the professional, workers’ compensation and U.S. based casualty lines of business. The Company exited the workers’ compensation insurance line of business in 2009.
Other Insurance. For the three months ended March 31, 2011, the Company recorded favorable loss emergence within this reserve category due to lower than anticipated agriculture claims settlements for the 2010 crop year.

Reinsurance
Short Tail Reinsurance. For the three months ended March 31, 2011, the Company recorded overall favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe line of business, partially offset by adverse loss development within the property line of business.
Long Tail Reinsurance. For the three months ended March 31, 2011, the Company recorded a modest amount of adverse loss emergence within this reserve category primarily due to higher than expected claims reported within the casualty line of business, partially offset by favorable loss development in the professional liability portion of the casualty line of business.
Other Reinsurance. For the three months ended March 31, 2011, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the personal accident portion of the surety and other specialty line of business.
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
Insurance
Short Tail Insurance. For the three months ended March 31, 2010, the favorable loss emergence in the short tail insurance reserve category was primarily due to lower than expected claims reported within the property line of business.

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
The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at March 31, 2011:

			Reserve for
	Case	IBNR	losses and loss
	Reserves	Reserves	expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$18,089	$27,650	$45,739
Long tail	378,010	1,161,967	1,539,977
Other	73,374	113,643	187,017

Total Insurance	469,473	1,303,260	1,772,733

Reinsurance:
Short tail	322,236	526,057	848,293
Long tail	253,453	636,504	889,957
Other	2,750	52,465	55,215

Total Reinsurance	578,439	1,215,026	1,793,465

Totals	$1,047,912	$2,518,286	$3,566,198

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2010:

			Reserve for
		IBNR	losses and
	Case Reserves	Reserves	loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$14,730	$30,600	$45,330
Long tail	325,750	1,167,648	1,493,398
Other	116,687	74,178	190,865

Total Insurance	457,167	1,272,426	1,729,593

Reinsurance:
Short tail	318,922	331,999	650,921
Long tail	247,053	629,966	877,019
Other	3,207	59,187	62,394

Total Reinsurance	569,182	1,021,152	1,590,334

Totals	$1,026,349	$2,293,578	$3,319,927

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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,	March 31,
	2011	2010	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$625,831	$464,341	34.8%
Ceded premiums written	(193,535)	(115,400)	67.7%

Net premiums written	432,296	348,941	23.9%

Net premiums earned	162,492	145,676	11.5%
Other underwriting loss	—	(2)	NM (2)

	162,492	145,674	11.5%

Expenses
Losses and loss expenses	98,836	86,084	14.8%
Acquisition expenses	16,308	17,426	(6.4%)
General and administrative expenses	36,806	30,121	22.2%

	151,950	133,631	13.7%

Underwriting income	$10,542	$12,043	(12.5%)

Net loss ratio	60.8%	59.0%	1.8
Acquisition expense ratio	10.0%	12.0%	(2.0)
General and administrative expense ratio	22.7%	20.7%	2.0

Combined ratio	93.5%	91.7%	1.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums. Gross premiums written for the first quarter of 2011 in the Insurance segment increased by $161.5 million over the first quarter of 2010. Gross and net premiums written for each line of business in the Insurance segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$508,705	$346,472	$350,199	$268,107
Professional Lines	35,469	31,124	33,508	27,602
Casualty	38,882	25,759	34,228	21,038
Property	24,690	12,585	26,523	14,088
Healthcare Liability	18,137	16,406	20,316	18,523
Workers’ Compensation	(52)	(50)	(433)	(417)

Total	$625,831	$432,296	$464,341	$348,941

The increase in the Insurance segment’s net premiums written for the three months ended March 31, 2011 compared to 2010 was driven by the following factors:
•	Growth in agriculture net premiums written of $78.4 million due to increased commodity prices for corn, cotton and soy beans;
•	Increases in casualty premiums as a result of new business generated following the launch of the Company’s U.S. Contract Binding Authority Unit in November of 2010 which has provided access to a new surplus lines distribution channel;
•	Modest growth in professional lines premiums following the growth of the Company’s site pollution business; and
•	Modest declines in premiums in the property and healthcare liability lines of business.
Ceded premiums written by the Company increased in the quarter ended March 31, 2011 as compared to the same period in 2010 because of increased cessions to third party reinsurers, as the Company chose to retain a lower level of premiums in the agriculture line of business.
The net premiums earned by the Company in the Insurance segment increased in the three months ended March 31, 2011 compared to 2010, primarily due to growth in net premiums written recorded over the last year.
Net Losses and Loss Expenses. The loss ratio in the Company’s Insurance segment for the three months ended March 31, 2011 increased 1.8 percentage points compared to the same period in 2010. The current accident quarter loss ratio increased by 11.0 percentage points for the three months ended March 31, 2011 compared to the same period in 2010 due to higher loss ratios in our agriculture and property insurance lines. In the agriculture line, higher accident year loss ratios were due to less favorable growing conditions for winter wheat, and in the property line, a few large losses from winter storms contributed to the higher loss ratio year over year. Higher losses in the current accident year were largely offset by greater levels of favorable prior year reserve development, primarily in the agriculture line.
During the first quarter of 2011, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $34.6 million, which decreased the net loss ratio by 21.3 percentage points, as compared to reductions of $17.7 million, which decreased the net loss ratio by 12.1 percentage points, for the three months ended March 31, 2010. The agriculture, property and healthcare lines of business all experienced significant net reductions in estimated losses for prior accident years in the three months ended March 31, 2011 as claims have not materialized or were settled for lower amounts than were originally estimated.
Acquisition Expenses. The Company’s acquisition expenses and acquisition ratio in the Insurance segment decreased during the three months ended March 31, 2011 as compared to the same period in 2010 as a result of a larger portion of the net premiums earned originating from the agriculture line, which has lower net acquisition costs than other lines of business in the insurance segment.
General and Administrative Expenses. General and administrative expenses in the Insurance segment for the first quarter of 2011 increased 2.0 percentage points compared to the same period in 2010 as a result of increased staffing and lower third party commissions and expense reimbursement offsets in the agriculture line of business.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,	March 31,
	2011	2010	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$374,527	$354,528	5.6%
Ceded premiums written	(7,951)	(527)	NM (2)

Net premiums written	366,576	354,001	3.6%

Net premiums earned	220,341	219,513	0.4%
Other underwriting (loss) income	(1,069)	297	NM (2)

	219,272	219,810	(0.2%)

Expenses
Losses and loss expenses	303,017	146,513	106.8%
Acquisition expenses	49,310	46,518	6.0%
General and administrative expenses	29,155	28,844	1.1%

	381,482	221,875	71.9%

Underwriting loss	$(162,210)	$(2,065)	NM (2)

Ratios
Loss ratio	137.5%	66.8%	70.7
Acquisition expense ratio	22.4%	21.2%	1.2
General and administrative expense ratio	13.2%	13.1%	0.1

Combined ratio	173.1%	101.1%	72.0

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums. In the first quarter of 2011, net premiums written in the Reinsurance segment increased by 3.6% over the first quarter of 2010. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$138,247	$131,123	$122,669	$122,759
Casualty	116,352	115,554	107,974	107,263
Property	70,087	70,087	64,522	64,522
Aerospace and Marine	20,838	20,839	18,066	18,031
Surety and other specialty	29,003	28,973	41,297	41,426

Total	$374,527	$366,576	$354,528	$354,001

The net increase in net premiums written in the Reinsurance segment for the current quarter compared to the same period in 2010 was primarily due to the following factors:
•	Catastrophe premiums increased as a result of new business recorded on international catastrophe programs. Part of this growth was attributable to relationships established following the acquisition of business from Glacier Reinsurance AG in a quota share and renewal rights transaction in the third quarter of 2010;
•	Growth in premiums in the casualty line as new business and increased premiums on renewals were recorded across the Company’s international and U.S. businesses; and
•	A decrease in premiums written in the surety and other specialty line compared to 2010 attributable to non-renewed business and decreased participation on a number of large renewed programs as terms and conditions did not meet the Company’s requirements.
Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2011 was comparable to the first quarter of 2010 as a result of a consistent volume of net premiums written over the prior twelve month periods.
Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2011 increased compared to the first quarter of 2010 as a result of catastrophe losses incurred in the period related to the Tohuko, Japan earthquake and tsunami, Christchurch, New Zealand earthquake and floods experienced in Queensland, Australia. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $184.8 million in relation to these events. The net losses from the 2011 events added 84.8 percentage points to the Reinsurance segment’s net loss ratio for the first quarter of 2011. In addition, higher levels of IBNR reserves were recorded for short tailed lines given the higher frequency of catastrophe events in the first quarter of 2011. During the three months ended March 31, 2010, the Company incurred losses of $65.0 million related to the Chilean earthquake and Windstorm Xynthia. The net losses from the Chilean earthquake and Windstorm Xynthia added 29.6 percentage points to the Reinsurance segment’s net loss ratio for the first quarter of 2010. The Company recorded $14.1 million or 6.4 percentage points of favorable prior year loss reserve development in the first quarter of 2011 compared to $20.9 million or 9.5 percentage points in the same quarter last year. During the first quarter of 2011, lower favorable loss reserve development emanated from this segment’s short tail line of business compared to the first quarter of 2010, due to higher than expected claims within the property line of business.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment increased for the first quarter of 2011 as compared to the first quarter of 2010. The increase in the acquisition expense ratio for the first quarter was generally due to the growth in net premiums earned in the casualty line of business and property line businesses from the Company’s Zurich and Singapore operations over recent periods. These businesses generally incur higher commission rates.
General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in the three months ended March 31, 2011 was comparable to the same period in 2010.
Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares and Series A Preferred Shares. There are restrictions on the payment of dividends by the Company’s insurance subsidiaries as described in more detail below.

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2011, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $517.5 million (December 31, 2010 – $640.4 million) without prior regulatory approval based upon Bermuda insurance and corporate regulations.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2010, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2011 without the prior approval of the applicable insurance regulator. At March 31, 2011, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $2.8 million without prior regulatory approval from the applicable regulator. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements imposed no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2011, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2011 totaled $6.0 billion compared to aggregate invested assets of $6.2 billion as of December 31, 2010. The decrease in invested assets resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by losses and loss expenses paid, interest and dividends paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares. As discussed below, the Company made significant repurchases of the Company’s ordinary shares totaling $340.8 million in the first quarter of 2011.
As of March 31, 2011 and December 31, 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $129.8 million and $146.3 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2011 and December 31, 2010, the Company had also pledged $505.5 million and $500.9 million of its cash and fixed maturity investments to meet collateral obligations for $439.4 million and $439.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2011 and December 31, 2010, cash and fixed maturity investments with fair values of $360.6 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $11.0 million and $10.7 million were on deposit with Canadian regulators, respectively.

During the three month periods ended March 31, 2011 and 2010, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of the Company. The aggregate repurchase price for the shares and the options was $321.5 million. The repurchase price per ordinary share was $44.99 per share. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase does not impact the dividend payment capacity of Endurance Bermuda for 2011.
Senior Indebtedness. On March 23, 2010, the Company issued an additional $85.0 million principal amount of its 7% Senior Notes due July 15, 2034, which were originally issued on July 15, 2004. On the closing of this additional issuance, the Company had a total par value of $335.0 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than their date of issue, their initial purchase price to the public and their first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with, the previously issued 7% Senior Notes. Endurance intends to use the proceeds from the additional 7% Senior Notes for general corporate purposes.
The 7% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of the Company’s subsidiaries, including policyholders, trade creditors, debt holders and taxing authorities.
Credit Facility. Under the Company’s amended and restated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1,175 million which expires May 8, 2012. As of March 31, 2011, there were no borrowings under this facility and letters of credit outstanding under the facility were $439.4 million.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2011, absent the occurrence of additional significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility or arrange for additional financing. However, there can be no assurance that the Company will be successful in executing these strategies.
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

Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive gain.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;
•	greater frequency or severity of loss activity as a result of changing climate conditions;
•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;

•	termination of or changes in the terms of the U.S. multiple peril crop insurance program and termination or changes to the U.S. farm bill, including modifications to the Standard Reinsurance Agreement put in place by the Risk Management Agency of the U.S. Department of Agriculture;
•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;
•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;
•	the inability to renew business previously underwritten or acquired;
•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;
•	our ability to effectively integrate acquired operations and to continue to expand our business;
•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;
•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;
•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;
•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in jurisdictions outside of Bermuda;
•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;
•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;
•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission and the establishment of the Federal Insurance Office and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in the United States;
•	reduced acceptance of our existing or new products and services;
•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;
•	assessments by states for high risk or otherwise uninsured individuals;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;
•	loss of key personnel;
•	political stability of Bermuda;
•	changes in the political environment of certain countries in which we operate or underwrite business;
•	changes in accounting regulation, policies or practices;
•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;
•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;
•	the need for additional capital in the future which may not be available or only available on unfavorable terms;
•	actions by our competitors, many of which are larger or have greater financial resources than we do;
•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event; and
•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2010 Annual Report on Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities (fair market value of $25.3 million) at March 31, 2011. These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio has a beta of 0.36 in comparison to the S&P 500 Index.
The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company’s equity securities. These scenarios would result in approximate decreases in the fair market value of the Company’s equity securities of $0.9 million and $1.8 million, respectively. As we designate all equities as available-for-sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20%	%	10%	%	March 31,	10%	%	20%	%
	decrease	change	decrease	change	2011	increase	change	increase	change
	(U.S. dollars in thousands)
Equities	$(1,847)	(7.29%)	$(923)	(3.64%)	$25,300	$923	3.64%	$1,847	7.29%
Total invested assets (1)	$(1,847)	(0.03%)	$(923)	(0.02%)	$6,022,088	$923	0.02%	$1,847	0.03%
Shareholders’ equity	$(1,847)	(0.08%)	$(923)	(0.04%)	$2,408,264	$923	0.04%	$1,847	0.08%

(1)	Includes total investments and cash and cash equivalents net of investments pending settlement.
The changes described above do not take into account any potential mitigating impact from the Company’s fixed income or alternative investment portfolios or the impact of taxes.

Derivative Counterparty Credit Risk. In addition to the Company’s exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities and alternative funds and high yield loan funds, and the Company’s exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. At March 31, 2011, the Company’s absolute notional value of derivative contracts was $326.1 million, while the net unrealized loss position of those derivative contracts was $0.05 million.
Derivative Interest Rate Risk. The Company uses interest rate futures and swaps within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At March 31, 2011, we had $300.0 million of notional long positions and $10.0 million of notional short positions of Eurodollar futures contracts and interest rate swaps. We account for these derivatives at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our consolidated balance sheet at March 31, 2011, was $0.1 million.
The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in these derivatives of approximately $0.1 million at March 31, 2011. Credit spreads are assumed to remain constant in these hypothetical examples.
Other than set forth above, there have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk” included in the Company’s 2010 Annual Report on Form 10-K.

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
Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2010 Annual Report on Form 10-K, as supplemented by the following risk factors and other information in this on Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. The risk factors listed may apply to more than one category or to the Company generally. Accordingly, the deadlines used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section
We are exposed to equity market and derivative financial instrument risks, which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to risks associated with our investments in equity securities and investments in derivative financial instruments, which are subject to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific securities included in our investment portfolio and other factors outside our control.
Our exposure to equity price risk relates primarily to equity market price variability. Although we take measures to manage the economic risks of investing in a changing equity market, we may not be able to adequately mitigate the equity risk of our assets relative to our liabilities, which could have an adverse effect on our results of operations, financial condition or liquidity.
Losses due to defaults by our derivative counterparties could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Derivative counterparties may default on the amounts they owe to us due to bankruptcy, insolvency lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads or other events that adversely impact our derivative counterparties or the collateral supporting our derivative instruments could cause our net income to decline and have a material adverse effect on our financial condition.

Our failure to comply with the financial strength standards governing our derivative instruments could obligate us to post collateral or settle our outstanding derivative instruments.
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity.
Other than set forth above, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K.

Item 2.	Changes in Securities and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares	Value) of Shares
	(a) Total	(b) Average	Purchased as Part of	that May Yet Be
	Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased(1)	per Share	Plans or Programs(1)(2)	Plans or Programs(1)(2)
January 1, 2011 – January 31, 2011(3)	7,496,827	$45.02	350,000	2,458,354
February 1, 2011 – February 28, 2011(4)	66,642	$49.59	66,642	2,458,354
March 1, 2011 – March 31, 2011	—	—	—	2,458,354

Total	7,563,469	$45.06	416,642	2,458,354

(1)	Ordinary shares or share equivalents.

(2)	At its meeting on August 12, 2010, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 9, 2011, superseding all previous authorizations.

(3)	Includes the repurchase on January 28, 2011 of 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two funds of Perry Corp., a founding shareholder of the Company. The repurchase of the Perry Corp. shares was authorized by the Board of Directors separately from the 7,000,000 ordinary share repurchase authorization of August 12, 2010.

(4)	Includes the repurchase on February 28, 2011 of 90,000 warrants to purchase ordinary shares from Robert A. Spass, a director of the Company. The repurchase of the Spass warrants was authorized by the Board of Directors separately from the 7,000,000 ordinary share repurchase authorization of August 12, 2010.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit
Number	Description

10.1
Share and Option Purchase Agreement, by and among Perry Partners International, Inc., Perry Partners, L.P., Perry Corp., Richard C. Perry and Endurance Specialty Holdings Ltd., dated as of January 23, 2011. Incorporated herein by reference to Exhibit 1.01 to the Current Report on Form 8-K filed on January 24, 2011.

10.2
Warrant Purchase Agreement by and between Robert A. Spass and Endurance Specialty Holdings Ltd., dated as of February 28, 2011. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 1, 2011.

10.3
Non-Executive Chairman Service Agreement, dated March 11, 2011, by and between the Company and William H. Bolinder. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2011.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2011 (unaudited) and December 31, 2010; (ii) the Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended March 31, 2011 and 2010; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010, tagged as blocks of text.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: May 10, 2011	By:	/s/ David S. Cash
David S. Cash
Chief Executive Officer

Date: May 10, 2011	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)