Form 10-K/A
period 2010-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2011-05-24
CIK 1179755

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) for the fiscal year ended December 31, 2010 of Endurance Specialty Holdings Ltd. (the “Company”), originally filed with the U.S. Securities and Exchange Commission on March 1, 2011 (the “Original 10-K”) is being filed solely for the purpose of revising Part I, Item 1 (Business) to delete disclosures and references to the Company’s credit ratings that may not constitute “issuer disclosure-related ratings information” in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and Rule 436 under the Securities Act of 1933, as amended. All other Items of the Original 10-K are unaffected by this Amendment and such Items have not been included in this Amendment. Information included in this Amendment is stated as of December 31, 2010.

This Amendment does not reflect any subsequent events occurring after the filing of the Original 10-K and other than as noted above, does not modify or update any other disclosures in the Original 10-K in any way.

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

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: May 24, 2011	/s/ Michael J. McGuire
	Name:	Michael J. McGuire
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.