Form 10-Q
period 2011-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2011-08-09
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended June 30, 2011,
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of August 1, 2011
Ordinary Shares — $1.00 par value	40,517,691

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	JUNE 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,852,819 and $5,010,147 at June 30, 2011 and December 31, 2010, respectively)	$4,961,948	$5,116,702
Short-term investments, available for sale at fair value (amortized cost: $303,974 and $70,455 at June 30, 2011 and December 31, 2010, respectively)	303,895	70,444
Equity securities, available for sale at fair value (cost: $29,638 and $8,000 at June 30, 2011 and December 31, 2010, respectively)	32,322	13,565
Other investments	395,078	376,652

Total investments	5,693,243	5,577,363
Cash and cash equivalents	750,844	609,852
Premiums receivable, net	1,154,480	827,609
Deferred acquisition costs	182,870	154,484
Securities lending collateral	84,652	59,886
Prepaid reinsurance premiums	198,708	107,977
Losses recoverable	369,081	319,349
Accrued investment income	31,189	32,934
Goodwill and intangible assets	186,835	181,954
Deferred tax asset	38,144	33,684
Net receivable on sales of investments	3,685	602
Other assets	66,309	73,711

Total assets	$8,760,040	$7,979,405

LIABILITIES
Reserve for losses and loss expenses	$3,748,124	$3,319,927
Reserve for unearned premiums	1,304,146	842,154
Deposit liabilities	30,300	32,505
Reinsurance balances payable	209,548	228,860
Securities lending payable	84,652	59,886
Debt	528,540	528,411
Net payable on purchases of investments	80,532	—
Other liabilities	103,922	119,509

Total liabilities	6,089,764	5,131,252

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2010 — 8,000,000); aggregate liquidation preference $200,000 (2010 — $200,000)	8,000	8,000
Series B, non-cumulative — Par value $1.00 — 9,200,000 issued and outstanding (2010 — Nil); aggregate liquidation preference $230,000 (2010 — Nil)	9,200	—
Common shares
Ordinary — $1.00 par value, 40,509,263 issued and outstanding (2010 — 47,218,468)	40,509	47,218
Additional paid-in capital	509,165	613,915
Accumulated other comprehensive income	141,140	138,571
Retained earnings	1,962,262	2,040,449

Total shareholders’ equity	2,670,276	2,848,153

Total liabilities and shareholders’ equity	$8,760,040	$7,979,405

See accompanying notes to unaudited condensed consolidated financial statements

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Revenues
Gross premiums written	$502,924	$489,568	$1,503,282	$1,308,437
Ceded premiums written	(61,166)	(38,765)	(262,652)	(154,692)

Net premiums written	441,758	450,803	1,240,630	1,153,745
Change in unearned premiums	44,820	5,592	(371,219)	(332,161)

Net premiums earned	486,578	456,395	869,411	821,584
Net investment income	39,842	33,351	92,343	89,830
Net realized and unrealized gains	21,532	2,657	25,307	6,201
Total other-than-temporary impairment losses	(484)	(738)	(1,740)	(1,507)
Portion of loss recognized in other comprehensive income	(448)	(254)	(839)	(346)

Net impairment losses recognized in earnings	(932)	(992)	(2,579)	(1,853)
Other underwriting income (loss)	1,088	(2,663)	19	(2,368)

Total revenues	548,108	488,748	984,501	913,394

Expenses
Net losses and loss expenses	361,970	292,947	763,823	525,544
Acquisition expenses	67,887	66,708	133,505	130,652
General and administrative expenses	65,886	55,676	131,847	114,641
Amortization of intangibles	3,026	2,588	5,824	5,176
Net foreign exchange losses (gains)	3,348	129	(3,570)	6,100
Interest expense	9,057	9,050	18,111	16,658

Total expenses	511,174	427,098	1,049,540	798,771

Income (loss) before income taxes	36,934	61,650	(65,039)	114,623
Income tax benefit (expense)	4,143	(3,057)	18,699	(241)

Net income (loss)	41,077	58,593	(46,340)	114,382
Preferred dividends	(3,875)	(3,875)	(7,750)	(7,750)

Net income (loss) available (attributable) to common and participating common shareholders	$37,202	$54,718	$(54,090)	$106,632

Comprehensive income (loss)
Net income (loss)	$41,077	$58,593	$(46,340)	$114,382
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of applicable deferred income taxes of ($1,559) and ($6,168) for the six months ended June 30, 2011 and 2010, respectively)	29,593	46,540	26,174	100,808
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss) (net of applicable deferred taxes of $69 and Nil for the six months ended June 30, 2011 and 2010, respectively)	379	254	770	346
Foreign currency translation adjustments	804	(1,959)	3,467	(10,393)
Reclassification adjustment for net realized gains included in net income (loss)	(22,464)	(1,665)	(27,886)	(4,348)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income (loss)	22	22	44	44

Other comprehensive income	8,334	43,192	2,569	86,457

Comprehensive income (loss)	$49,411	$101,785	$(43,771)	$200,839

Per share data
Basic earnings (losses) per common share	$0.92	$1.02	$(1.36)	$1.97

Diluted earnings (losses) per common share	$0.87	$0.97	$(1.36)	$1.88

Dividend per common share	$0.30	$0.25	$0.60	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Preferred shares
Balance, beginning of period	8,000	8,000
Issuance of series B, non-cumulative preferred shares	9,200	—

Balance, end of period	$17,200	$8,000

Common shares
Balance, beginning of period	47,218	55,116
Issuance of common shares	782	753
Repurchase of common shares	(7,491)	(3,205)

Balance, end of period	40,509	52,664

Additional paid-in capital
Balance, beginning of period	613,915	929,577
Issuance of common shares	12,085	5,452
Issuance of series B, non-cumulative preferred shares	214,822	—
Repurchase of common shares and share equivalents	(333,313)	(114,590)
Public offering and registration costs	(549)	63
Settlement of equity awards	(5,981)	(4,996)
Stock-based compensation expense	8,186	7,066

Balance, end of period	509,165	822,572

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	10,877	16,109
Foreign currency translation adjustments	3,467	(10,393)

Balance, end of period	14,344	5,716

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	129,814	38,247
Net unrealized holding gains arising during the period, net of reclassification adjustment	(1,712)	96,460
Other-than-temporary impairment losses during the period	770	346

Balance, end of period	128,872	135,053

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,120)	(2,208)
Net change from current period hedging transactions, net of reclassification adjustment	44	44

Balance, end of period	(2,076)	(2,164)

Total accumulated other comprehensive income	141,140	138,605

Retained earnings
Balance, beginning of period	2,040,449	1,742,442
Net (loss) income	(46,340)	114,382
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(24,097)	(26,810)

Balance, end of period	1,962,262	1,822,264

Total shareholders’ equity	$2,670,276	$2,844,105

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash flows provided by operating activities
Net (loss) income	$(46,340)	$114,382
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	7,418	3,640
Amortization of other intangibles and depreciation	11,393	10,528
Net realized gains on investment sales	(25,307)	(6,201)
Net impairment losses recognized in earnings	2,579	1,853
Deferred taxes	(8,581)	(14,896)
Stock-based compensation expense	8,186	7,066
Equity in earnings of other investments	(14,938)	(10,018)
Premiums receivable, net	(326,871)	(521,470)
Deferred acquisition costs	(28,386)	(28,500)
Prepaid reinsurance premiums	(90,731)	(22,497)
Losses recoverable	(49,732)	219,776
Accrued investment income	1,745	(513)
Other assets	8,259	3,493
Reserve for losses and loss expenses	428,197	117,611
Reserve for unearned premiums	461,992	354,296
Deposit liabilities	(2,205)	(2,997)
Reinsurance balances payable	(19,844)	(10,902)
Other liabilities	(28,582)	1,523

Net cash provided by operating activities	288,252	216,174

Cash flows used in investing activities
Proceeds from sales of available for sale investments	1,816,660	1,684,727
Proceeds from maturities and calls on available for sale investments	472,933	813,664
Proceeds from the redemption of other investments	12,274	14,633
Purchases of available for sale investments	(2,286,722)	(2,475,207)
Purchases of other investments	(15,762)	(202)
Net settlements of other assets	(416)	—
Purchases of fixed assets	(6,180)	(1,677)
Change in securities lending collateral received	(24,766)	(214,478)
Net cash paid for subsidiary acquisition	(3,175)	(384)

Net cash flows used in investing activities	(35,154)	(178,924)

Cash flows (used in) provided by financing activities
Issuance of common shares	12,760	6,115
Issuance of series B, non-cumulative preferred shares	224,022	—
Repurchase of common shares	(344,272)	(121,706)
Change in securities lending payable	24,766	214,423
Settlement of equity awards	(5,981)	(4,996)
Offering and registration costs paid	(280)	(2,064)
Proceeds from issuance of debt	455	81,401
Repayments of debt	(414)	(769)
Dividends on preferred shares	(7,750)	(7,750)
Dividends on common shares	(24,094)	(26,807)

Net cash (used in) provided by financing activities	(120,788)	137,847

Effect of exchange rate changes on cash and cash equivalents	8,682	(13,280)

Net increase in cash and cash equivalents	140,992	161,817
Cash and cash equivalents, beginning of period	609,852	528,944

Cash and cash equivalents, end of period	$750,844	$690,761

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
2.	Summary of significant accounting policies
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in Endurance Holdings’ Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).
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
There were no material changes in the Company’s significant accounting and reporting policies subsequent to the 2010 Annual Report on Form 10-K with the exception of the additions to the Company’s accounting policies described below relating to the Company’s investment in equity securities and entry into derivative instruments commencing in the first quarter of 2011.
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
For equity securities, the Company considers its ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When the Company determines that the decline in value of an equity security is other-than-temporary, the Company reduces the cost of the equity security to its fair value and recognizes the loss in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The new cost basis is not changed for subsequent recoveries in fair value.
(b)	Derivatives
Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.
The Company may use various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures, options, interest rate swaps, total return swaps, swaptions, credit default swaps and foreign currency forward contracts to enhance the efficiency of the investment portfolio and economically hedge certain risks. These contracts do not qualify, and are not designated, as hedges. Thus, changes in fair value and any realized gains (losses) are recognized in net realized and unrealized gains or net foreign exchange (losses) gains in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Margin balances required of counterparties are included in cash and cash equivalents. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by the counterparty and are reported accordingly in other assets and other liabilities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
2.	Summary of significant accounting policies, cont’d.
(c)	Recent accounting pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-4”). ASU 2011-4 amends Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC 820”) to change several requirements for measuring fair value and disclosing information about fair value measurements. Among the more significant changes, ASU 2011-4 amends ASC 820 to clarify certain existing fair value measurement and disclosure requirements as follows:
•	The “highest-and-best-use” and “valuation-premise” concepts only apply to measuring the fair value of nonfinancial assets. The previous guidance permitted the application of these concepts to financial assets and liabilities.
•	A reporting entity is required to measure the fair value of its own equity instruments from the perspective of a market participant that holds that instrument as an asset.
•	Reporting entities are required to disclose quantitative information about inputs used in estimating Level 3 fair value measurements.
ASU 2011-4 will be effective for the first quarter of 2012, with early adoption prohibited. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option in current GAAP to permit the presentation of other comprehensive income in the statement of changes in shareholders’ equity. The remaining two options are:
•	A single continuous statement of net income and comprehensive income; or
•	Two separate, but consecutive, statements of net income and other comprehensive income
ASU 2011-05 is effective for interim and annual reporting periods ending on or after December 15, 2011. Early adoption is permitted and full retrospective application is required. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments
Composition of Net Investment Income and Invested Assets
The components of net investment income for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Available for sale investments	$41,889	$43,837	$84,075	$87,327
Other investments	1,181	(6,951)	14,938	10,018
Cash and cash equivalents	244	100	435	192

	$43,314	$36,986	$99,448	$97,537
Investment expenses	(3,472)	(3,635)	(7,105)	(7,707)

Net investment income	$39,842	$33,351	$92,343	$89,830

The following table summarizes the composition of the investment portfolio by investment type at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$4,961,948	77.9%	$5,116,702	82.7%
Cash and cash equivalents(1)	673,997	10.6%	610,454	9.9%
Other investments(2)	395,078	6.2%	376,652	6.1%
Short term investments	303,895	4.8%	70,444	1.1%
Equity securities	32,322	0.5%	13,565	0.2%

Total	$6,367,240	100.0%	$6,187,817	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.

(2)	Consists of investments in alternative funds and high yield loan funds.
The following table summarizes the composition of the fixed income investment portion of the portfolio, which includes fixed maturity securities and short term investments, by investment ratings assigned by rating agencies at June 30, 2011 and December 31, 2010. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	June 30, 2011		December 31, 2010
Ratings	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$914,977	17.3%	$1,010,819	19.5%
AAA / Aaa	2,722,066	51.7%	2,639,682	50.9%
AA / Aa	437,538	8.3%	465,315	9.0%
A / A	803,480	15.3%	793,980	15.3%
BBB	176,678	3.4%	50,733	1.0%
Below BBB	206,712	3.9%	221,848	4.2%
Not rated	4,392	0.1%	4,769	0.1%

Total	$5,265,843	100.0%	$5,187,146	100.0%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Contractual maturities of the fixed income portfolio are shown below as of June 30, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$741,358	$743,825	$390,886	$393,333
Due after one year through five years	1,835,723	1,877,536	2,240,820	2,279,581
Due after five years through ten years	449,289	458,507	404,322	413,462
Due after ten years	64,402	68,097	64,663	68,988
Residential mortgage-backed securities
Agency mortgage-backed securities	934,036	962,979	855,637	883,948
Non-agency mortgage-backed securities	237,015	228,152	254,138	246,410
Commercial mortgage-backed securities
Agency mortgage-backed securities	27,521	28,041	22,130	22,889
Non-agency mortgage-backed securities	538,508	567,315	578,951	604,820
Asset-backed securities	328,941	331,391	269,055	273,715

Total	$5,156,793	$5,265,843	$5,080,602	$5,187,146

At June 30, 2011 and December 31, 2010, the Company held $27.3 million and $27.6 million of insurance enhanced bonds (asset-backed securities), respectively, representing 0.5% and 0.5% of the available for sale securities, respectively. At June 30, 2011, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Ba” from Moody’s and “AA” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Ca” by Moody’s and most were not rated by Standard & Poor’s.
In addition to the Company’s available for sale investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan funds. The Company’s alternative funds and high yield loan funds are recorded on the Company’s balance sheet as “Other Investments.” At June 30, 2011 and December 31, 2010, the Company had invested, net of capital returned, a total of $282.9 million and $279.6 million, respectively, in Other Investments. At June 30, 2011 and December 31, 2010, the carrying value of Other Investments was $395.1 million and $376.7 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 9).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Net Realized and Unrealized Investment Gains
Realized and unrealized investment gains and losses are recognized in earnings using the first in and first out method. The analysis of net realized and unrealized investment gains for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross realized gains on investment sales	$22,086	$4,645	$33,659	$14,167
Gross realized losses on investment sales	(485)	(1,988)	(8,193)	(7,966)
Change in fair value of derivative financial instruments(1)	(69)	—	(159)	—

Net realized and unrealized investment gains	$21,532	$2,657	$25,307	$6,201

(1)	See Note 6
Unrealized Gains and Losses and Other-than-temporary Impairments
The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
June 30, 2011	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$891,321	$24,879	$(1,223)	$914,977	$—
U.S. state and municipal securities	56,581	1,071	(5)	57,647	—
Foreign government securities	93,557	2,300	(40)	95,817	—
Government guaranteed corporate securities	516,638	4,940	(156)	521,422	—
Corporate securities	1,228,701	29,255	(3,749)	1,254,207	—
Residential mortgage-backed securities
Agency mortgage-backed securities	934,036	30,767	(1,824)	962,979	—
Non-agency mortgage-backed securities	237,015	3,356	(12,219)	228,152	(26,428)
Commercial mortgage-backed securities
Agency mortgage-backed securities	27,521	528	(8)	28,041	—
Non-agency mortgage-backed securities(1)	538,508	30,374	(1,567)	567,315	(79)
Asset-backed securities	328,941	3,353	(903)	331,391	—

Total fixed maturity investments	$4,852,819	$130,823	$(21,694)	$4,961,948	$(26,507)
Short term investments	303,974	4	(83)	303,895	—

Total fixed income investments	$5,156,793	$130,827	$(21,777)	$5,265,843	$(26,507)

Equity securities	$29,638	$2,831	$(147)	$32,322	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $28.6 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2011, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $5.9 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
December 31, 2010	Cost	Gains	Losses	Fair Value	OTTI(2)
U.S. government and agencies securities	$993,667	$23,576	$(6,424)	$1,010,819	$—
U.S. state and municipal securities	29,472	745	(238)	29,979	—
Foreign government securities	138,157	2,557	(253)	140,461	—
securities	663,709	7,806	(365)	671,150	—
Corporate securities	1,205,231	31,174	(3,894)	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	30,946	(2,635)	883,948	—
Non-agency mortgage-backed securities	254,138	4,457	(12,185)	246,410	(29,495)
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	761	(2)	22,889	—
Non-agency mortgage-backed securities(1)	578,951	28,673	(2,804)	604,820	(109)
Asset-backed securities	269,055	6,168	(1,508)	273,715	—

Total fixed maturity investments	$5,010,147	$136,863	$(30,308)	$5,116,702	$(29,604)
Short term investments	70,455	3	(14)	70,444	—

Total fixed income investments	$5,080,602	$136,866	$(30,322)	$5,187,146	$(29,604)

Equity securities	$8,000	$5,583	$(18)	$13,565	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2010, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $6.2 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2011	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(1,223)	$185,025	$—	$—	$(1,223)	$185,025
U.S. state and municipal securities	(5)	11,584	—	—	(5)	11,584
Foreign government securities	(40)	11,091	—	—	(40)	11,091
Government guaranteed corporate securities	(119)	100,345	(37)	8,570	(156)	108,915
Corporate securities	(3,623)	243,681	(126)	1,861	(3,749)	245,542
Residential mortgage-backed securities
Agency mortgage-backed securities	(1,824)	195,074	—	—	(1,824)	195,074
Non-agency mortgage-backed securities	(229)	24,117	(11,990)	140,282	(12,219)	164,399
Commercial mortgage-backed securities
Agency mortgage-backed securities	(8)	9,485	—	—	(8)	9,485
Non-agency mortgage-backed securities	(855)	47,051	(712)	8,371	(1,567)	55,422
Asset-backed securities	(361)	142,874	(542)	18,289	(903)	161,163

Total fixed maturity investments	$(8,287)	$970,327	$(13,407)	$177,373	$(21,694)	$1,147,700
Short term investments	(83)	115,424	—	—	(83)	115,424

Total fixed income investments	$(8,370)	$1,085,751	$(13,407)	$177,373	$(21,777)	$1,263,124

Equity securities	$(147)	$8,371	$—	$—	$(147)	$8,371

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at June 30, 2011.
As of June 30, 2011, 512 available for sale securities were in an unrealized loss position. Of those, 92 securities had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2010	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(6,424)	$368,452	$—	$—	$(6,424)	$368,452
U.S. state and municipal securities	(238)	9,301	—	—	(238)	9,301
Foreign government securities	(253)	22,585	—	—	(253)	22,585
Government guaranteed corporate securities	(356)	131,980	(9)	4,714	(365)	136,694
Corporate securities	(3,556)	243,307	(338)	5,429	(3,894)	248,736
Residential mortgage-backed securities
Agency mortgage-backed securities	(2,635)	160,532	—	19	(2,635)	160,551
Non-agency mortgage- backed securities	(473)	26,205	(11,712)	172,646	(12,185)	198,851
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	455	—	—	(2)	455
Non-agency mortgage- backed securities	(1,227)	75,626	(1,577)	10,590	(2,804)	86,216
Asset-backed securities	(555)	70,218	(953)	13,218	(1,508)	83,436

Total fixed maturity investments	$(15,719)	$1,108,661	$(14,589)	$206,616	$(30,308)	$1,315,277
Short term investments	(14)	30,178	—	—	(14)	30,178

Total fixed income investments	$(15,733)	$1,138,839	$(14,589)	$206,616	$(30,322)	$1,345,455

Equity securities	$(18)	$640	$—	$—	$(18)	$640

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at December 31, 2010.
As of December 31, 2010, 376 available for sale securities were in an unrealized loss position. Of those, 112 securities had been in a continuous unrealized loss position for twelve months or greater.
The analysis of OTTI for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total other-than-temporary impairment losses	$(484)	$(738)	$(1,740)	$(1,507)
Portion of loss recognized in other
comprehensive income (loss)	(448)	(254)	(839)	(346)

Net impairment losses recognized in earnings (losses)	$(932)	$(992)	$(2,579)	$(1,853)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Of the $0.9 million (2010: $1.0 million) of OTTI losses recognized by the Company in the second quarter of 2011, the majority of it related to reductions in expected recovery values on mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. At June 30, 2011, the Company had not made any decisions to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.
The following table provides a roll-forward of the amount related to credit losses for the Company’s fixed income investments recognized in (losses) earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2011:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$(10,389)	$(13,173)	$(10,214)	$(13,122)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	(12)	—	(12)	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(698)	(254)	(1,089)	(346)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	961	—	1,177	41

Ending balance	$(10,138)	$(13,427)	$(10,138)	$(13,427)

Securities Lending
The Company participates in a securities lending program whereby fixed maturity investments are loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically cash, which the Company separately maintains. The Company typically invests such collateral in overnight repurchase agreements. Securities with an estimated fair value of $82.8 million and $58.7 million were on loan under the program at June 30, 2011 and December 31, 2010, respectively. The Company was liable for collateral under the Company’s control of $84.7 million and $59.9 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, the fair value of the investments purchased with the cash collateral received from the borrower was $84.7 million and $59.9 million. The investments purchased with the cash collateral had an average credit quality rating of “Aaa” by Moody’s and “AAA” by Standard & Poor’s at June 30, 2011. All securities on loan are issued on a term or overnight basis and are subject to daily recall at the Company’s discretion.

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
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and high yield loan funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of June 30, 2011. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded investment commitments.
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

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
•	Preferred equity securities — These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its preferred equity securities in Level 2.
•	Common equity securities — These securities primarily consist of exchange traded funds. These securities are generally priced by pricing services based on quoted market prices in active markets. The Company generally classifies the fair values of its common equity securities in Level 1.
•	Derivative instruments — These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs.
•	Structured securities including agency and non-agency, residential and commercial, mortgage and asset-backed securities — These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables set forth the Company’s available for sale investments and derivative instruments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at June 30, 2011 and December 31, 2010:

	Fair Value Measurements at June 30, 2011
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
	Total at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$914,977	$—	$914,977	$—
U.S. state and municipal securities	57,647	—	57,647	—
Foreign government securities	95,817	—	95,817	—
Government guaranteed corporate securities	521,422	—	521,422	—
Corporate securities	1,254,207	—	1,246,934	7,273
Residential mortgage-backed securities
Agency mortgage-backed securities	962,979	—	962,979	—
Non-agency mortgage-backed securities	228,152	—	227,636	516
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,041	—	28,041	—
Non-agency mortgage-backed securities	567,315	—	546,638	20,677
Asset-backed securities	331,391	—	331,391	—

Total fixed maturity investments	$4,961,948	$—	$4,933,482	$28,466
Short term investments	303,895	—	303,895	—
Equity securities	32,322	22,371	9,951	—
Other assets (see Note 6)	139	—	139	—

Total assets	$5,298,304	$22,371	$5,247,467	$28,466

Liabilities
Other liabilities (see Note 6)	$248	$—	$248	$—

During the six months ended June 30, 2011, certain corporate and commercial mortgaged-backed securities were acquired and classified as Level 3 securities. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.
During the six months ended June 30, 2011, certain of the Company’s fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed and collateralized debt obligation securities. During the quarter, the market activity for these securities decreased and therefore observable inputs were no longer available at June 30, 2011 and the fair value of these securities was based on pricing models.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
During the six months ended June 30, 2011, fixed maturity and short-term investments were transferred out of Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities. During the quarter ended June 30, 2011, the Company purchased equity securities in exchange traded funds, which are classified as Level 1 securities.
During the six months ended June 30, 2011, certain collateralized debt obligation securities were transferred into Level 2 from Level 3. During the quarter, the market activity for these securities increased and therefore the fair value of these securities was based on observable inputs.

	Fair Value Measurements at December 31, 2010
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$1,010,819	$38,275	$972,544	$—
U.S. state and municipal securities	29,979	—	29,979	—
Foreign government securities	140,461	—	140,461	—
Government guaranteed corporate securities	671,150	—	671,150	—
Corporate securities	1,232,511	—	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	883,948	—	883,948	—
Non-agency mortgage-backed securities	246,410	—	245,325	1,085
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,889	—	22,889	—
Non-agency mortgage-backed securities	604,820	—	597,512	7,308
Asset-backed securities	273,715	—	272,469	1,246

Total fixed maturity investments	$5,116,702	$38,275	$5,068,788	$9,639
Short term investments	70,444	—	70,444	—
Equity securities	13,565	—	13,565	—
Other assets	—	—	—	—

Total assets	$5,200,711	$38,275	$5,152,797	$9,639

Liabilities
Other liabilities	$—	$—	$—	$—

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities, collateralized debt obligations and non-agency residential mortgage-backed securities. Level 3 assets represented less than 0.54% and 0.19% of the Company’s total available for sale assets at June 30, 2011 and December 31, 2010, respectively. Net impairment losses recognized in earnings included losses on Level 3 securities for the three and six months ended June 30, 2011 in the amount of $0.2 million and $0.5, respectively ($0.4 million and $0.9 million for the three and six months ended June 30, 2010, respectively), representing realized losses due to OTTI.
There were no material changes in the Company’s valuation techniques for the six months ended June 30, 2011.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at June 30, 2011 and December 31, 2010, respectively:

Fair Value Measurements at June 30, 2011
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Securities lending collateral	$84,652	$—	$84,652	$—

Fair Value Measurements at December 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Securities lending collateral	$59,886	$—	$59,886	$—

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables present a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Level 3, beginning of period	$21,156	$6,718	$9,639	$5,554
Total net realized gains included in earnings	5	8	11	9
Total net realized and unrealized losses included in earnings	(222)	(399)	(470)	(871)
Change in unrealized gains included in other comprehensive income	539	1,030	1,496	2,069
Change in unrealized losses included in other comprehensive income	(145)	(184)	(171)	(337)
Purchases	—	2,790	—	2,831
Sales	(1,191)	(99)	(1,940)	(168)
Transfers in to Level 3	21,156	10,448	36,665	11,559
Transfers out of Level 3	(12,832)	(4,827)	(16,764)	(5,161)

Level 3, end of period	$28,466	$15,485	$28,466	$15,485

At June 30, 2011 and December 31, 2010, the carrying value of the Company’s other investments was $395.1 million and $376.7 million, respectively, which approximates fair value.
At June 30, 2011 and December 31, 2010, the carrying value of the Company’s senior notes was $528.4 million and $528.3 million, respectively, and the fair value was $548.4 million and $536.9 million, respectively.
5.	Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings (losses) per share for the holders of Endurance Holdings’ ordinary and class A shares (also referred to as “common shares”) and participating common shares, which includes unvested restricted shares which receive cash dividends, according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income (loss) available (attributable) to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.
Basic earnings (losses) per common share are calculated by dividing net income (loss) available (attributable) to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share, cont’d.
Diluted earnings (losses) per common share are based on the weighted average number of common _____shares and assumes the exercise of all dilutive stock warrants and options and the vesting or conversion of all convertible securities such as unvested restricted shares using the two-class method described above.
The following table sets forth the computation of basic and diluted earnings (losses) per share for the three and six months ended June 30, 2011 and 2010:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) available (attributable) to common and participating common shareholders	$37,202	$54,718	$(54,090)	$106,632
Less amount allocated to participating common shareholders(1)	(710)	(1,120)	(516)	(2,051)

Net income (loss) allocated (attributed) to common shareholders	$36,492	$53,598	$(54,606)	$104,581

Denominator:
Weighted average shares — basic
Outstanding	39,710	52,509	40,227	52,954
Vested restricted share units	—	—	—	4

Weighted average shares — basic	39,710	52,509	40,227	52,958

Share equivalents:
Warrants	2,072	1,924	—	1,921
Options	371	773	—	877
Restricted share units	3	4	—	9

Weighted average shares — diluted	42,156	55,210	40,227	55,765

Basic earnings (losses) per common share	$0.92	$1.02	$(1.36)	$1.97

Diluted earnings (losses) per common share	$0.87	$0.97	$(1.36)	$1.88

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share cont’d.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share on May 11, 2011 (2010 — $0.484375). The preferred share dividend was paid on June 15, 2011 to shareholders of record on June 1, 2011. Endurance Holdings also declared a dividend of $0.30 per common share on May 11, 2011 (2010 — $0.25). The dividend was paid on June 30, 2011 to shareholders of record on June 16, 2011.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

Dividends declared per Series A preferred share	$0.484375	$0.484375	$0.968750	$0.968750

Dividends declared per common share	$0.30	$0.25	$0.60	$0.50

6.	Derivatives
The Company’s derivative instruments are recorded in the Consolidated Balance Sheet at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains (losses) and net foreign exchange gains (losses) in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The majority of the Company’s derivatives are not designated as hedges under current accounting guidance. The Company’s objectives for holding these derivatives are as follows:
Interest Rate Futures, Swaps, Swaptions and Options
The Company may use interest rate futures, swaps, swaptions and options within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk through modification of the portfolio composition and duration.
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
The fair values and the related notional values of derivatives included in the Company’s Consolidated Balance Sheet at June 30, 2011 are noted below. The Company first entered into these derivatives in the first quarter of 2011.

	June 30, 2011
		Notional
	Fair	Principal
	Value	Amount
Foreign exchange forward contracts	$82	$23,452
Interest rate swaptions	22	4,100
Credit default swaps	5	350
Interest rate futures contracts	30	300,000

Total recorded in other assets	$139	$327,902

Credit default swaps	(17)	1,500
Interest rate swaps	(226)	10,000
Interest rate swaptions	(5)	8,900

Total recorded in other liabilities	(248)	20,400

Net derivative unrealized loss	$(109)	$348,302

The fair values of all derivatives at June 30, 2011 were recorded in other assets or other liabilities in the Company’s Consolidated Balance Sheet. None of the above derivatives have been designated as hedges under current accounting guidance.
The gains and losses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for derivatives for the six months ended June 30, 2011 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Foreign exchange forward contracts	$(6)	$(366)

Total included in net foreign exchange gains (losses)	$(6)	$(366)

Futures contracts	$260	$250
Credit default swaps	92	6
Interest rate swaps	(438)	(434)
Interest rate swaptions	17	19

Total included in net realized and unrealized investment gains (losses)	$(69)	$(159)

Total derivatives	$(75)	$(525)

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
No options were granted, expired or vested during the quarters ended June 30, 2011 and 2010. The total intrinsic value of options exercised during the quarter ended June 30, 2011 was $6.6 million (2010 — $9.3 million). The Company received proceeds of $2.3 million (2010 — $5.7 million) from the exercise of options during the quarter ended June 30, 2011. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2011 and 2010.
No options were granted, expired or vested during the six months ended June 30, 2011 and 2010. The total intrinsic value of options exercised during the six months ended June 30, 2011 was $21.5 million (2010 — $9.3 million). The Company received proceeds of $12.2 million (2010 - $5.7 million) from the exercise of options during the six months ended June 30, 2011. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2011 and 2010.
During the quarter ended June 30, 2011, the Company granted an aggregate of 22,136 (2010 — 20,634) restricted shares and restricted share units with weighted average grant date fair values of $0.9 million (2010 — $0.8 million). During the quarter ended June 30, 2011, the aggregate fair value of restricted shares and restricted share units that vested was $3.4 million (2010 — $5.7 million). For the quarter ended June 30, 2011, compensation costs recognized in earnings for all restricted shares and restricted share units were $3.6 million (2010 — $3.4 million). At June 30, 2011, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $15.9 million (2010 — $18.9 million).
During the six months ended June 30, 2011, the Company granted an aggregate of 304,992 (2010 — 527,088) restricted shares and restricted share units with weighted average grant date fair values of $14.8 million (2010 — $20.2 million). During the six months ended June 30, 2011, the aggregate fair value of restricted shares and restricted share units that vested was $12.8 million (2010 — $14.2 million). For the six months ended June 30, 2011, compensation costs recognized in earnings for all restricted shares and restricted share units were $8.2 million (2010 — $7.3 million).
The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended June 30, 2011, total expenses related to the Company’s Employee Share Purchase Plan were approximately $53,200 (2010 — $46,300) and $106,500 (2010 -$90,100) for the six months ended June 30, 2011.

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$225,750	$277,174	$502,924
Ceded premiums written	(52,244)	(8,922)	(61,166)

Net premiums written	173,506	268,252	441,758

Net premiums earned	249,397	237,181	486,578
Other underwriting income	—	1,088	1,088

	249,397	238,269	487,666

Expenses
Net losses and loss expenses	191,396	170,574	361,970
Acquisition expenses	15,861	52,026	67,887
General and administrative expenses	36,227	29,659	65,886

	243,484	252,259	495,743

Underwriting income (loss)	$5,913	$(13,990)	$(8,077)

Net loss ratio	76.7%	71.9%	74.4%
Acquisition expense ratio	6.4%	22.0%	14.0%
General and administrative expense ratio	14.5%	12.5%	13.5%

Combined ratio	97.6%	106.4%	101.9%

Reserve for losses and loss expenses	$1,892,813	$1,855,311	$3,748,124

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2010:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$231,626	$257,942	$489,568
Ceded premiums written	(36,639)	(2,126)	(38,765)

Net premiums written	194,987	255,816	450,803

Net premiums earned	227,858	228,537	456,395
Other underwriting loss	—	(2,663)	(2,663)

	227,858	225,874	453,732

Expenses
Net losses and loss expenses	170,773	122,174	292,947
Acquisition expenses	16,554	50,154	66,708
General and administrative expenses	27,146	28,530	55,676

	214,473	200,858	415,331

Underwriting income	$13,385	$25,016	$38,401

Net loss ratio	74.9%	53.5%	64.2%
Acquisition expense ratio	7.3%	21.9%	14.6%
General and administrative expense ratio	11.9%	12.5%	12.2%

Combined ratio	94.1%	87.9%	91.0%

Reserve for losses and loss expenses	$1,711,918	$1,562,719	$3,274,637

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Total underwriting (loss) income	$(8,077)	$38,401
Net investment income	39,842	33,351
Net foreign exchange losses	(3,348)	(129)
Net realized and unrealized investment gains	21,532	2,657
Net impairment losses recognized in earnings	(932)	(992)
Amortization of intangibles	(3,026)	(2,588)
Interest expense	(9,057)	(9,050)

Income before income taxes	$36,934	$61,650

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the three months ended June 30, 2011 and 2010:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2011	2011	2010	2010
Insurance
Agriculture	$57,125	$46,049	$54,170	$45,169
Professional lines	49,181	37,624	56,567	49,422
Casualty	63,178	43,811	55,406	37,527
Property	35,904	25,996	43,158	40,950
Healthcare liability	20,454	20,115	22,442	22,031
Workers’ compensation	(92)	(89)	(117)	(112)

Total Insurance	225,750	173,506	231,626	194,987

Reinsurance
Catastrophe	146,249	139,337	123,808	123,808
Casualty	45,619	45,617	56,919	56,831
Property	52,185	52,185	39,999	39,999
Aerospace and marine	26,743	24,726	24,131	22,101
Surety and other specialty	6,378	6,387	13,085	13,077

Total Reinsurance	277,174	268,252	257,942	255,816

Total	$502,924	$441,758	$489,568	$450,803

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$851,581	$651,701	$1,503,282
Ceded premiums written	(245,779)	(16,873)	(262,652)

Net premiums written	605,802	634,828	1,240,630

Net premiums earned	411,889	457,522	869,411
Other underwriting income	—	19	19

	411,889	457,541	869,430

Expenses
Net losses and loss expenses	290,232	473,591	763,823
Acquisition expenses	32,169	101,336	133,505
General and administrative expenses	73,033	58,814	131,847

	395,434	633,741	1,029,175

Underwriting income (loss)	$16,455	$(176,200)	$(159,745)

Net loss ratio	70.5%	103.5%	87.9%
Acquisition expense ratio	7.8%	22.1%	15.4%
General and administrative expense ratio	17.7%	12.9%	15.1%

Combined ratio	96.0%	138.5%	118.4%

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

The following table reconciles total segment results to (loss) income before income taxes for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30,
	2011	2010

Total underwriting (loss) income	$(159,745)	$48,379
Net investment income	92,343	89,830
Net foreign exchange gains (losses)	3,570	(6,100)
Net realized and unrealized investment gains	25,307	6,201
Net impairment losses recognized in earnings	(2,579)	(1,853)
Amortization of intangibles	(5,824)	(5,176)
Interest expense	(18,111)	(16,658)

(Loss) income before income taxes	$(65,039)	$114,623

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the six months ended June 30, 2011 and 2010:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2011	2011	2010	2010
Insurance
Agriculture	$565,830	$392,521	$404,369	$313,276
Professional lines	84,650	68,748	90,075	77,024
Casualty	102,060	69,570	89,634	58,565
Property	60,594	38,581	69,681	55,038
Healthcare liability	38,591	36,521	42,758	40,554
Workers’ compensation	(144)	(139)	(550)	(529)

Total Insurance	851,581	605,802	695,967	543,928

Reinsurance
Catastrophe	284,496	270,460	246,477	246,567
Casualty	161,971	161,171	164,893	164,094
Property	122,272	122,272	104,521	104,521
Aerospace and marine	47,581	45,565	42,197	40,132
Surety and other specialty	35,381	35,360	54,382	54,503

Total Reinsurance	651,701	634,828	612,470	609,817

Total	$1,503,282	$1,240,630	$1,308,437	$1,153,745

9.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at June 30, 2011 and December 31, 2010 amounted to $369.1 million and $319.3 million, respectively. At June 30, 2011, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the six months ended June 30, 2011 and 2010, respectively:

Broker	2011	2010

Aon Benfield	21.5%	23.5%
Marsh & McLennan Companies, Inc.	16.3%	19.4%
Willis Companies	8.3%	7.2%

Total of largest brokers	46.1%	50.1%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
Letters of credit. As of June 30, 2011, the Company had issued letters of credit of $407.9 million (December 31, 2010 — $439.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of June 30, 2011 and December 31, 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $128.3 million and $146.3 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2011 and December 31, 2010, the Company had also pledged $467.5 million and $500.9 million of its cash and fixed maturity investments as required to meet collateral obligations for $407.9 million and $439.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2011 and December 31, 2010, cash and fixed maturity investments with fair values of $363.4 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $11.1 million and $10.7 million were on deposit with Canadian regulators, respectively.
The Company is subject to certain commitments with respect to Other Investments at June 30, 2011 and December 31, 2010. The Company is generally subject to redemption restriction provisions of between one to five years from the date of the original commitment and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2011 of $117.9 million (December 31, 2010 — $118.9 million) of its Other Investments held at June 30, 2011. In addition, as of June 30, 2011 the Company was committed to investing a further $16.4 million (December 31, 2010 — $11.7 million) in various investment funds classified as Other Investments.
Reinsurance commitments. In the ordinary course of business, the Company enters into reinsurance agreements that may include terms which could require the Company to collateralize certain of its obligations.
Employment agreements. The Company has entered into employment agreements with certain officers that provide for equity incentive awards, executive benefits and severance payments under certain circumstances.
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2011 are as follows:

Twelve months ended June 30,	Amount

2012	$12,876
2013	12,687
2014	7,539
2015	5,338
2016	3,792
2017 and thereafter	10,940

$53,172

Total lease expense under operating leases for the six months ended June 30, 2011 was $6.3 million (2010 — $5.2 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
Taxation. The Canada Revenue Agency (“CRA”) has commenced an examination of income tax returns for 2008 and 2009 for the Canadian branch of one of the Company’s U.S. subsidiaries. The Company believes that its income tax filing positions and deductions will be sustained and does not expect to receive any adjustments that would result in a material change to its financial position and therefore no reserves for uncertain income tax positions have been established
Legal proceedings. The Company is party to various legal proceedings generally arising in the normal course of its business. While any proceeding contains an element of uncertainty, the Company does not believe that the eventual outcome of any litigation or arbitration proceeding to which it is presently a party could have a material adverse effect on its financial condition or business. Pursuant to the Company’s insurance and reinsurance agreements, disputes are generally required to be settled by arbitration.
10. Significant Transaction
On June 1, 2011, Endurance Holdings issued 9,200,000 shares of its 7.5% Non-Cumulative Preferred Shares, Series B (the “Series B Preferred Shares”). The Series B Preferred Shares sold in the offering were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange. The Series B Preferred Shares were issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds from this offering of $224.0 million after expenses and underwriting discounts. The proceeds from this offering were used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes.
The Series B Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after June 1, 2016 at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series B Preferred Shares before that date at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series B Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.
Dividends on the Series B Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.5%. Any such dividends to be distributed to the holders of the Series B Preferred Shares are computed on the basis of a 360-day year consisting of twelve 30-day months.
Dividends on the Series B Preferred Shares are not cumulative. Accordingly, in the event dividends are not declared on the Series B Preferred Shares for payment on any dividend payment date, then such dividends do not accrue and are not payable. If Endurance Holdings’ board of directors or a duly authorized committee of the board has not declared a dividend before the dividend payment date for any dividend period, Endurance Holdings has no obligation to pay dividends for such dividend period after the dividend payment date for that dividend period, whether or not dividends on the Series B Preferred Shares are declared for any future dividend period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
10.	Significant Transaction, cont’d.
The Series B Preferred Shares:
•	rank senior to junior shares with respect to the payment of dividends and distributions upon Endurance Holdings’ liquidation, dissolution or winding-up. Junior shares include Endurance Holdings’ ordinary shares and any other common shares to be issued in the future, including class A shares and any other class of shares that rank junior to the Series B Preferred Shares (collectively “Junior Shares”) either as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding-up; and
•	rank at least equally with each other series of shares ranking on parity with the Series B Preferred Shares as to dividends and distributions upon Endurance Holdings’ liquidation or dissolution or winding up, which are referred to as parity shares. As of the date hereof, Endurance Holdings’ 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”) are currently outstanding and rank on parity with the Series B Preferred Shares. Other than the Series A Preferred Shares, no other series of parity shares is outstanding.
During any dividend period, so long as any Series B Preferred Shares remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series B Preferred Shares have been declared and paid:
•	no dividend shall be paid or declared on Junior Shares, other than a dividend payable solely in Junior Shares; and
•	no Junior Shares shall be purchased, redeemed or otherwise acquired for consideration by Endurance Holdings, directly or indirectly (other than (i) as a result of a re-classification of Junior Shares for or into other Junior Shares, or the exchange or conversion of one Junior Share for or into another Junior Share, (ii) through the use of the proceeds of a substantially contemporaneous sale of Junior Shares and (iii) as permitted by the bye-laws of Endurance Holdings in effect on the date of issuance of the Series B Preferred Shares).
For any dividend period in which dividends are not paid in full upon the Series B Preferred Shares, the Series A Preferred Shares and any other parity shares, all dividends declared for such dividend period with respect to the Series B Preferred Shares, the Series A Preferred Shares and any other parity shares shall be declared on a pro-rata basis.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series B Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings’ common equity securities, a liquidating distribution in the amount of $25.00 per Series B Preferred Share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series B Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series B Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2011 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2010 Annual Report on Form 10-K, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio, fair value measurements of certain portions of the investment portfolio and contingencies. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2010 Annual Report on Form 10-K, and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report, other than as described in the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q relating to the Company’s investment in equities and the use of derivative financial instruments. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations — For the Three Months Ended June 30, 2011 and 2010
Results of operations for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$502,924	$489,568	2.7%
Ceded premiums written	(61,166)	(38,765)	57.8%

Net premiums written	441,758	450,803	(2.0)%

Net premiums earned	486,578	456,395	6.6%
Net investment income	39,842	33,351	19.5%
Net realized and unrealized investment gains	21,532	2,657	NM (2)
Net impairment losses recognized in earnings	(932)	(992)	(6.0)%
Other underwriting income (loss)	1,088	(2,663)	NM (2)

Total revenues	548,108	488,748	12.1%

Expenses
Losses and loss expenses	361,970	292,947	23.6%
Acquisition expenses	67,887	66,708	1.8%
General and administrative expenses	65,886	55,676	18.3%
Amortization of intangibles	3,026	2,588	16.9%
Net foreign exchange losses	3,348	129	NM (2)
Interest expense	9,057	9,050	0.1%
Income tax (benefit) expense	(4,143)	3,057	NM (2)

Net income	$41,077	$58,593	(29.9)%

Net loss ratio	74.4%	64.2%	10.2
Acquisition expense ratio	14.0%	14.6%	(0.6)
General and administrative expense ratio	13.5%	12.2%	1.3

Combined ratio	101.9%	91.0%	10.9

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended June 30, 2011 were $502.9 million, an increase of $13.4 million, or 2.7%, compared to the same period in 2010. Net written premiums in the three months ended June 30, 2011 were $441.8 million, a decrease of $9.0 million, or 2.0%. The change in net premiums written was driven by the following factors:
•	A decrease in the property, healthcare liability and professional lines of the Insurance segment in the quarter ended June 30, 2011 compared to 2010. These reductions were driven by increased competition, which led to either non-renewing business or a move to higher policy attachment points;
•	A decline in the casualty line of the Reinsurance segment in the quarter ended June 30, 2011 compared to 2010 as a result of non-renewed business;
•	Growth in the catastrophe line of the Reinsurance segment driven predominantly by price increases in our U.S. exposed business renewing in the second quarter; and

•	An increase in the property line of the Reinsurance segment as a result of a positive premium adjustment which contributed $13.2 million in the quarter ended June 30, 2011.

Ceded premiums written by the Company increased in the quarter ended June 30, 2011 as compared to the same period in 2010 because of increased cessions to third party reinsurers, as the Company chose to increase the level of protection against possible losses in the catastrophe line of the Reinsurance segment and the property and professional lines of business in the Insurance segment.
Net premiums earned for the three months ended June 30, 2011 were $486.6 million, an increase of $30.2 million, or 6.6%, from the second quarter of 2010. The increase in net premiums earned resulted principally from growth in net written premiums recorded in more recent periods.
Net Investment Income
The Company’s net investment income of $39.8 million increased 19.5% or $6.5 million for the quarter ended June 30, 2011 as compared to the same period in 2010. Net investment income during the second quarter of 2011 included net mark to market gains of $1.2 million on Other Investments, comprised of alternative funds and high yield loan funds, as compared to mark to market losses of $7.0 million on Other Investments in the second quarter of 2010. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments and short-term investments, declined by $1.9 million for the three months ended June 30, 2011 compared to the same period in 2010. This decline resulted from lower reinvestment rates over the past 12 months driven by lower market yields, partially offset by a higher average investment portfolio balance. Investment expenses, including investment management fees, for the second quarter of 2011, were $3.5 million compared to $3.6 million for the same period in 2010.
The annualized net earned yield and total return of the investment portfolio for the three months ended June 30, 2011 and 2010 and market yield and portfolio duration as of June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010
Annualized net earned yield(1)	2.62%	2.23%
Total return on investment portfolio(2)	1.32%	1.42%
Market yield(3)	2.18%	2.43%
Portfolio duration(4)	2.28 years	2.19 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.
During the second quarter of 2011, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 95 basis point range, with a high of 2.32% and a low of 1.37%. Trading activity in the Company’s portfolio during the second quarter included reductions in corporate fixed maturity securities and U.S. agency mortgage-backed securities and increased allocations to U.S. government securities and short-term investments. The duration of the fixed income investments decreased to 2.28 years at June 30, 2011 from 2.39 years at December 31, 2010.

Net Realized and Unrealized Gains
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2011 were $799.5 million compared to $527.1 million during the same period a year ago. Net realized investment gains increased significantly during the three months ended June 30, 2011 compared to the same period in 2010 as the Company realized gains as a result of managing the duration of the investment portfolio. Gross realized investment gains and losses for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$22,086	$4,645
Gross realized losses on investment sales	(485)	(1,988)
Change in fair value of derivative financial instruments	(69)	—

Net realized and unrealized investment gains	$21,532	$2,657

Net Impairment Losses Recognized in Earnings
During the three months ended June 30, 2011, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell its fixed income investments in an unrealized loss position at June 30, 2011. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(484)	$(738)
Portion of loss recognized in other comprehensive income (loss)	(448)	(254)

Net impairment losses recognized in earnings	$(932)	$(992)

The $0.9 million and $1.0 million of other-than-temporary impairment (“OTTI”) losses recognized by the Company in the second quarters of 2011 and 2010 relating to specific credit events for its fixed income investments were primarily due to reductions in expected recovery values on structured securities (mortgage and asset backed) during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.4 million was shifted from a non-credit OTTI loss previously recognized in other comprehensive income (loss) to a credit OTTI loss recorded in net income for the second quarter of 2011.
Net Foreign Exchange Losses
At June 30, 2011, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $3.3 million compared to a foreign exchange loss of $0.1 million for the same period of 2010. The net foreign exchange loss incurred was due to offsetting exposures across the Company as the U.S. dollar weakened against other major currencies. In the prior year, the small net foreign exchange loss resulted from the weakening Euro.

Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended June 30, 2011, tornadoes in the United States adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $61.8 million in relation to these events which added 13.0 percentage points to the Company’s net loss ratio for the second quarter of 2011. For the three months ended June 30, 2010, there were no significant catastrophic events that impacted the Company’s net loss ratio. In addition, the Company recorded higher reserves for attritional losses in the agriculture line of the Insurance segment in the second quarter of 2011 compared to 2010 as a result of current drought conditions in the Southwest United States and excess moisture in the Midwest United States in the spring.
Favorable prior year loss reserve development was $44.8 million for the second quarter of 2011 compared to $29.5 million during the same period in 2010. In the second quarter of 2011, prior year loss reserves emerged favorably across each line of the Insurance segment and the short tail and other lines of the Reinsurance segment.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended June 30, 2011 was generally consistent with the acquisition expense ratio for the same period in 2010.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the second quarter of 2011 increased compared to the same period in 2010 due to higher personnel costs resulting from increased headcount. At June 30, 2011, the Company had a total of 856 employees compared to 783 employees at June 30, 2010.
Income Tax Benefit
The Company recorded a tax benefit for the quarter ended June 30, 2011 of $4.1 million compared to a tax expense of $3.1 million for the quarter ended June 30, 2010 due to an increase in net losses experienced in its United States taxable jurisdictions compared to 2010.
Net Income
The Company produced net income of $41.1 million in the three months ended June 30, 2011 compared to net income of $58.6 million in the same period of 2010. The decrease for the current period compared to the same period in 2010 was primarily due to the increase in catastrophe losses.

Consolidated Results of Operations — For the Six Months Ended June 30, 2011 and 2010
Results of operations for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,503,282	$1,308,437	14.9%
Ceded premiums written	(262,652)	(154,692)	69.8%

Net premiums written	1,240,630	1,153,745	7.5%

Net premiums earned	869,411	821,584	5.8%
Net investment income	92,343	89,830	2.8%
Net realized gains on investment sales	25,307	6,201	NM (2)
Net impairment losses recognized in earnings	(2,579)	(1,853)	39.2%
Other underwriting income (loss)	19	(2,368)	NM (2)

Total revenues	984,501	913,394	7.8%

Expenses
Losses and loss expenses	763,823	525,544	45.3%
Acquisition expenses	133,505	130,652	2.2%
General and administrative expenses	131,847	114,641	15.0%
Amortization of intangibles	5,824	5,176	12.5%
Net foreign exchange (gains) losses	(3,570)	6,100	NM (2)
Interest expense	18,111	16,658	8.7%
Income tax (benefit) expense	(18,699)	241	NM (2)

Net (loss) income	$(46,340)	$114,382	NM (2)

Net loss ratio	87.9%	64.0%	23.9
Acquisition expense ratio	15.4%	15.9%	(0.5)
General and administrative expense ratio	15.1%	13.9%	1.2

Combined ratio	118.4%	93.8%	24.6

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the six months ended June 30, 2011 were $1,503.3 million, an increase of $194.8 million, or 14.9%, compared to the same period in 2010. Net premiums written in the six months ended June 30, 2011 were $1,240.6 million, an increase of $86.9 million, or 7.5%, compared to the same period in 2010. The increase in net premiums written was driven primarily by the agriculture business within the Insurance segment resulting from increased commodity prices for corn, cotton and soybeans. Net premiums written were also positively impacted by modest growth in the property and catastrophe lines of the Reinsurance segment and the casualty line of the Insurance segment as a result of new business written and increased shares and improved pricing on renewals. Offsetting these increases were declines in the property and professional lines of the Insurance segment and surety and other lines of the Reinsurance segment as a result of non-renewed business.
Net premiums earned for the six months ended June 30, 2011 were $869.4 million, an increase of $47.8 million, or 5.8%, from the six months ended June 30, 2010 principally due to growth in net premiums written experienced over the last twelve months compared to the same period last year.

Net Investment Income
The Company’s net investment income of $92.3 million increased 2.8% or $2.5 million for the six months ended June 30, 2011 as compared to the same period in 2010. Net investment income during the first six months of 2011 included net mark to market gains of $14.9 million on alternative investments and high yield loan funds, included in Other Investments, as compared to mark to market gains of $10.0 million in the first six months of 2010. Investment income generated by the Company’s fixed income investments declined by $3.3 million in the first six months of 2011 compared to 2010 due to lower reinvestment rates. Investment expenses for the six months ended June 30, 2011, including investment management fees, were $7.1 million compared to $7.7 million for the same period in 2010.
The annualized net earned yield, total return on the investment portfolio for the six months ended June 30, 2011 and 2010 and market yield and portfolio duration as of June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
Annualized net earned yield(1)	3.02%	3.03%
Total return on investment portfolio(2)	2.23%	3.18%
Market yield(3)	2.18%	2.43%
Portfolio duration(4)	2.28 years	2.19 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.
During the six months ended June 30, 2011, the yield on the benchmark five year U.S. Treasury bond fluctuated within a 103 basis points range, with a high of 2.40% and a low of 1.37%. Trading activity in the Company’s portfolio for the first half of 2011 included reductions in U.S. agency securities and securities guaranteed by foreign governments and increased allocations to short-term investments, U.S. government mortgage-backed and asset-backed securities. The duration of the fixed income investments has increased compared to June 30, 2010 primarily due to the decreased allocation to cash and cash equivalents and the purchase of longer duration corporate securities.
Net Realized Gains on Investment Sales
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2011 were $1,816.7 million compared to $1,684.7 million during the same period a year ago. Net realized investment gains increased significantly during the six months ended June 30, 2011 compared to the same period in 2010 as the Company realized gains as a result of managing the duration of the investment portfolio. Gross realized investment gains and losses for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$33,659	$14,167
Gross realized losses on investment sales	(8,193)	(7,966)
Change in fair value of derivative financial instruments	(159)	—

Net realized and unrealized investment gains	$25,307	$6,201

Net Impairment Losses Recognized in Earnings
During the six months ended June 30, 2011, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at June 30, 2011. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(1,740)	$(1,507)
Portion of loss recognized in other comprehensive income (loss)	(839)	(346)

Net impairment losses recognized in earnings	$(2,579)	$(1,853)

The $2.6 million of OTTI losses recognized by the Company in the six months ended June 30, 2011 relating to specific credit events occurred primarily due to reductions in expected recovery values on structured securities (mortgage and asset backed) during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.8 million was shifted from a non-credit OTTI loss previously recognized in other comprehensive income (loss) to a loss recorded as a credit impairment.
For the six months ended June 30, 2010, the Company recorded $1.9 million of OTTI losses in earnings. This amount included a portion related to credit losses and a portion related to non-credit related factors. Non-credit related factors included market and sector related factors, including limited liquidity and credit spread widening.
The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at June 30, 2011 and as a result recognized approximately $0.03 million in OTTI losses in the six months ended June 30, 2011.
Net Foreign Exchange Losses (Gains)
At June 30, 2011, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gain of $3.6 million compared to $6.1 million of loss for the same period of 2010. The current period net foreign exchange gains resulted primarily from the strengthening of Euro denominated assets held as the U.S. dollar weakened during 2011. In the prior year, net foreign exchange losses resulted from the strengthening of the U.S. dollar compared to other currencies during the period.

Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the six months ended June 30, 2011, the Tohuko, Japan earthquake and tsunami, Christchurch, New Zealand earthquake, Queensland, Australia floods and United States tornadoes adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $250.8 million in relation to these events which added 29.3 percentage points to the Company’s net loss ratio for the six months ended June 30, 2011. For the six months ended June 30, 2010, the Chilean earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $63.0 million in relation to the two events, which added 7.9 percentage points to the Company’s net loss ratio for the first half of 2010. In addition, the Company recorded higher reserves for attritional losses in the agriculture and property lines of the Insurance segment in the six months ended June 30, 2011 compared to 2010.
Favorable prior year loss reserve development was $93.5 million for the first six months of 2011 as compared to $68.1 million for the same period in 2010. In the second half of 2011 and 2010, prior year loss reserves emerged favorably across each line of the Insurance segment and the short tail and other lines of the Reinsurance segment.
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
Acquisition Expenses
The acquisition expense ratio for the six months ended June 30, 2011 was comparable to that of the same period in 2010.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the first half of 2011 increased compared to the same period in 2010 due to higher personnel costs resulting from increased headcount and lower third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment. At June 30, 2011, the Company had a total of 856 employees compared to 783 employees at June 30, 2010.
Net (Loss) Income
The Company produced a net loss of $46.3 million for the six months ended June 30, 2011 compared to net income of $114.4 million in the same period of 2010 primarily due to an increase in losses and loss expenses as a result of the Japan and New Zealand earthquakes, the Australian floods and the tornadoes in the United States.
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

Insurance Segment — Short Tail Line
•	Property
Insurance Segment — Long Tail Lines
•	Casualty
•	Healthcare liability
•	Professional lines
•	Workers compensation (discontinued)
Insurance Segment — Other Tail Lines
•	Agriculture
Reinsurance Segment — Short Tail Lines
•	Catastrophe
•	Property
•	Aerospace and marine
•	Surety
Reinsurance Segment — Long Tail Lines
•	Casualty
•	Other specialty
As of June 30, 2011, the Company had accrued losses and loss expenses reserves of $3.7 billion (December 31, 2010 — $3.3 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six months ended June 30, 2011 and 2010, the Company’s net paid losses and loss expenses were $402.0 million and $163.7 million, respectively.
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

Losses and loss expenses for the three and six months ended June 30, 2011 are summarized as follows:

Three Months Ended	Incurred related to:		Total incurred
June 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$13,723	$(5,150)	$8,573
Long tail	69,420	(5,490)	63,930
Other	131,443	(12,550)	118,893

Total Insurance	214,586	(23,190)	191,396

Reinsurance:
Short tail	127,257	$(19,245)	108,012
Long tail	58,876	335	59,211
Other	6,032	(2,681)	3,351

Total Reinsurance	192,165	(21,591)	170,574

Totals	$406,751	$(44,781)	$361,970

Six Months Ended	Incurred related to:		Total incurred
June 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$27,057	$(14,424)	$12,633
Long tail	134,627	(8,050)	126,577
Other	186,350	(35,328)	151,022

Total Insurance	348,034	(57,802)	290,232

Reinsurance:
Short tail	386,995	$(33,408)	353,587
Long tail	113,879	610	114,489
Other	8,401	(2,886)	5,515

Total Reinsurance	509,275	(35,684)	473,591

Totals	$857,309	$(93,486)	$763,823

Losses and loss expenses for the three and six months ended June 30, 2011 included $44.8 million and $93.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2011 benefited the Company’s reported loss ratio by approximately 9.2 and 10.8 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all reserving groups included within the Insurance segment and the short tail and other reserving groups in the Reinsurance segment.
For the three and six months ended June 30, 2011, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance
Short Tail Insurance. For the three and six months ended June 30, 2011, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected reported claims and favorable case reserve development related to the property line of business.
Long Tail Insurance. For the six months ended June 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the healthcare liability and professional lines of business. Favorable loss emergence was partially offset by modest adverse development within U.S. casualty business and adverse loss emergence within the workers’ compensation line of business which the Company exited in 2009.
Other Insurance. For the three and six months ended June 30, 2011, the Company recorded favorable loss emergence within this reserve catetory primarily due to lower than anticipated agriculture claims settlements for the 2010 crop year.
Reinsurance
Short Tail Reinsurance. For the three and six months ended June 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe and surety and other specialty lines of business.
Long Tail Reinsurance. For the three and six months ended June 30, 2011, the Company recorded a modest amount of unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the Company’s self insured risks business which is a part of the surety and other specialty line of business within the Reinsurance segment.
Other Reinsurance. For the three and six months ended June 30, 2011, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the agriculture business that is part of the surety and other specialty line of business within the Reinsurance segment.

Losses and loss expenses for the three and six months ended June 30, 2010 are summarized as follows:

Three Months Ended	Incurred related to:		Total incurred
June 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$6,786	$(5,632)	$1,154
Long tail	75,673	347	76,020
Other	96,413	(2,814)	93,599

Total Insurance	178,872	(8,099)	170,773

Reinsurance:
Short tail	89,797	(19,366)	70,431
Long tail	49,121	794	49,915
Other	4,635	(2,807)	1,828

Total Reinsurance	143,553	(21,379)	122,174

Totals	$322,425	$(29,478)	$292,947

Six Months Ended	Incurred related to:		Total incurred
June 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$13,362	$(11,545)	$1,817
Long tail	136,588	(1,094)	135,494
Other	132,685	(13,139)	119,546

Total Insurance	282,635	(25,778)	256,857

Reinsurance:

Short tail	213,805	(40,704)	173,101
Long tail	91,207	830	92,037
Other	5,969	(2,420)	3,549

Total Reinsurance	310,981	(42,294)	268,687

Totals	$593,616	$(68,072)	$525,544

Losses and loss expenses for the three and six months ended June 30, 2010 included $29.5 million and $68.1 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2010 benefited the Company’s reported loss ratio by approximately 6.5 and 8.3 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all reserving groups within the Insurance segment and the short tail and other reserving groups in the Reinsurance segment.
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
Long Tail Reinsurance. For the three and six months ended June 30, 2010, the Company recorded a modest amount of unfavorable loss emergence within this reserve category primarily due to higher than expected reported claims within the casualty line of business and the self insured risks business which is a part of the surety and other specialty line of business within the Reinsurance segment.
Other Reinsurance. For the three and six months ended June 30, 2010, the Company recorded a modest amount of favorable loss emergence within this reserve category, primarily due to lower than expected claims reported within the agriculture business included in the surety and other specialty line of business.
The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at June 30, 2011:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$19,410	$28,858	$48,268
Long tail	375,869	1,192,329	1,568,198
Other	247,145	29,202	276,347

Total Insurance	642,424	1,250,389	1,892,813

Reinsurance:
Short tail	431,972	461,863	893,835
Long tail	268,802	681,704	950,506
Other	1,187	9,783	10,970

Total Reinsurance	701,961	1,153,350	1,855,311

Totals	$1,344,385	$2,403,739	$3,748,124

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2010:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$14,730	$30,600	$45,330
Long tail	325,750	1,167,648	1,493,398
Other	116,687	74,178	190,865

Total Insurance	457,167	1,272,426	1,729,593

Reinsurance:
Short tail	319,322	351,428	670,750
Long tail	248,870	658,514	907,384
Other	990	11,210	12,200

Total Reinsurance	569,182	1,021,152	1,590,334

Totals	$1,026,349	$2,293,578	$3,319,927

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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$225,750	$231,626	$851,581	$695,967
Ceded premiums written	(52,244)	(36,639)	(245,779)	(152,039)

Net premiums written	173,506	194,987	605,802	543,928

Net premiums earned	249,397	227,858	411,889	373,534
Other underwriting loss	—	—	—	(2)

	249,397	227,858	411,889	373,532

Expenses
Losses and loss expenses	191,396	170,773	290,232	256,857
Acquisition expenses	15,861	16,554	32,169	33,980
General and administrative expenses	36,227	27,146	73,033	57,267

	243,484	214,473	395,434	348,104

Underwriting income	$5,913	$13,385	$16,455	$25,428

Net loss ratio	76.7%	74.9%	70.5%	68.8%
Acquisition expense ratio	6.4%	7.3%	7.8%	9.1%
General and administrative expense ratio	14.5%	11.9%	17.7%	15.3%

Combined ratio	97.6%	94.1%	96.0%	93.2%

Premiums. Gross premiums written for the three and six months ended June 30, 2011 in the Insurance segment decreased by 2.5% and increased by 22.4% over the same periods in 2010, respectively. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended June 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$57,125	$46,049	$54,170	$45,169
Professional Lines	49,181	37,624	56,567	49,422
Casualty	63,178	43,811	55,406	37,527
Property	35,904	25,996	43,158	40,950
Healthcare Liability	20,454	20,115	22,442	22,031
Workers’ Compensation	(92)	(89)	(117)	(112)

Total	$225,750	$173,506	$231,626	$194,987

	Six Months Ended June 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$565,830	$392,521	$404,369	$313,276
Professional Lines	84,650	68,748	90,075	77,024
Casualty	102,060	69,570	89,634	58,565
Property	60,594	38,581	69,681	55,038
Healthcare Liability	38,591	36,521	42,758	40,554
Workers’ Compensation	(144)	(139)	(550)	(529)

Total	$851,581	$605,802	$695,967	$543,928

The decrease in the Insurance segment net premiums written for the three months ended June 30, 2011 and increase in net premiums written for the six months ended June 30, 2011 compared to the same periods in 2010 was driven by the following factors:
•	Declines in the property and professional lines in both the three and six month periods due to increased competition which led to either non-renewing business or a move to higher policy attachment points combined with reduced premium retentions; and
•	Growth in agriculture net premiums written of $79.2 million in the current six month period due to increased commodity prices for corn, cotton and soybeans offset by lower retentions as the Company increased its ceded premiums to the Federal Crop Insurance Corporation.
Net premiums earned by the Company in the Insurance segment increased in both the three and six month periods ended June 30, 2011 compared to the same periods in 2010. The increases were primarily due to the increase in net premiums written in the agriculture line in 2011 compared to 2010.
Losses and Loss Expenses. The increases in the net loss ratios in the Company’s Insurance segment for the three and six months ended June 30, 2011 compared to the same periods in 2010 reflected higher levels of current accident year losses in the agriculture line as a result of current drought conditions experienced in the Southwest United States and excess moisture in the Midwest United States in the spring. Higher current year losses also impacted the property line as a result of several small loss events related to storms and flooding. Offsetting these loss increases was a reduction in the current accident year loss ratio in the casualty line and higher favorable prior year loss reserve development recorded in the agriculture line in 2011. During the second quarter and first six months of 2011, the Company’s previously estimated loss and loss expense reserves for the Insurance segment for prior accident years were reduced by $23.2 million and $57.8 million, respectively, which decreased the net loss ratio by 9.3 and 14.0 percentage points, as compared to reductions of $8.1 million and $25.8 million, which decreased the net loss ratio by 3.6 and 6.9 percentage points, for the three and six months ended June 30, 2010. The agriculture, property, healthcare liability and professional lines of business all experienced net reductions in estimated losses for prior accident years in the six months ended June 30, 2011 as claims have not materialized or were settled for lower amounts than were originally estimated.
Acquisition Expenses. The Company’s acquisition expenses and acquisition expense ratios in the Insurance segment decreased during the second quarter and first six months of 2011 compared to 2010 as a result of a larger portion of the net premiums earned originating from the agriculture line, which has lower net acquisition costs than other lines of business in the Insurance segment.
General and Administrative Expenses. The increases in the general and administrative expense ratios in the Insurance segment for the second quarter and first six months of 2011 as compared to 2010 were due to higher personnel costs as the Company has been investing in several new insurance lines of business, which requires higher initial expenses compared to revenues. In addition there has been a reduction in third party commission and expense reimbursement offsets, primarily in the agriculture line.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$277,174	$257,942	$651,701	$612,470
Ceded premiums written	(8,922)	(2,126)	(16,873)	(2,653)

Net premiums written	268,252	255,816	634,828	609,817

Net premiums earned	237,181	228,537	457,522	448,050
Other underwriting income (loss)	1,088	(2,663)	19	(2,366)

	238,269	225,874	457,541	445,684

Expenses
Losses and loss expenses	170,574	122,174	473,591	268,687
Acquisition expenses	52,026	50,154	101,336	96,672
General and administrative expenses	29,659	28,530	58,814	57,374

	252,259	200,858	633,741	422,733

Underwriting (loss) income	$(13,990)	$25,016	$(176,200)	$22,951

Net loss ratio	71.9%	53.5%	103.5%	59.9%
Acquisition expense ratio	22.0%	21.9%	22.1%	21.6%
General and administrative expense ratio	12.5%	12.5%	12.9%	12.8%

Combined ratio	106.4%	87.9%	138.5%	94.3%

Premiums. In the second quarter of 2011, net premiums written in the Reinsurance segment increased by 4.9% over the same period of 2010. In the six months ended June 30, 2011 net premiums written in the Reinsurance segment increased by 4.1% over the same period in 2010. Gross and net premiums written for each line of business in the Reinsurance segment for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$146,249	$139,337	$123,808	$123,808
Casualty	45,619	45,617	56,919	56,831
Property	52,185	52,185	39,999	39,999
Aerospace and marine	26,743	24,726	24,131	22,101
Surety and other specialty	6,378	6,387	13,085	13,077

Total	$277,174	$268,252	$257,942	$255,816

	Six Months Ended June 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$284,496	$270,460	$246,477	$246,567
Casualty	161,971	161,171	164,893	164,094
Property	122,272	122,272	104,521	104,521
Aerospace and marine	47,581	45,565	42,197	40,132
Surety and other specialty	35,381	35,360	54,382	54,503

Total	$651,701	$634,828	$612,470	$609,817

Net premiums written in the Reinsurance segment for the three and six months ended June 30, 2011 were $268.3 million and $634.8 million compared to $255.8 million and $609.8 million during the same periods in 2010. The movements in net premiums written in the Reinsurance segment for the second quarter and six months ended June 30, 2011 compared to the same periods in 2010 were primarily due to the following factors:
•	Catastrophe premiums increased as a result of renewals at higher rates and new business recorded on international catastrophe programs. Part of this growth in new business was attributable to relationships established following the assumption of business from Glacier Reinsurance AG in a quota share and renewal rights transaction in the third quarter of 2010;
•	Growth in the property line of business from the Company’s international operations through new business and increased shares of renewals. In addition, a significant favorable premium adjustment contributed $13.2 million to net written premium in the second quarter of 2011; and
•	Declines in the casualty and surety and other lines as a result of non-renewed business.
Net premiums earned by the Company in the Reinsurance segment for the second quarter and first six months of 2011 increased compared to 2010 due to the growth in gross premiums written in more recent periods.
Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 as a result of catastrophe losses incurred in the period related to the Tohuko, Japan earthquake and tsunami, Christchurch, New Zealand earthquake, Queensland, Australia floods and United States tornadoes. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $61.8 million and $250.8 million in relation to these events for the three and six months ended June 30, 2011. The net losses from the 2011 events added 27.1 and 55.8 percentage points to the Reinsurance segment’s net loss ratios for the second quarter and first six months of 2011. The Company’s Reinsurance segment results for the first six months of 2010 were impacted by net losses of $63.0 million in relation to the Chilean earthquake and Windstorm Xynthia that occurred in the first quarter. The Company recorded $21.6 million and $35.7 million of favorable prior year loss reserve development in the three and six months ended June 30, 2011 compared to $21.4 million and $42.3 million in the three and six months ended June 30, 2010. During the second quarter and first six months of 2011, the majority of the favorable loss reserve development emanated from the short tail catastrophe and surety and other specialty lines of business, as claims emergence in these lines was less than originally estimated by the Company.
Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and six months ended June 30, 2011 were comparable to the same periods in 2010.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and six months ended June 30, 2011 were consistent to those in the same periods in 2010.

Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its insurance subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares, its 7.75% Non-Cumulative Preferred Shares, Series A (“Series A Preferred Shares”) and its 7.5% Non-Cumulative Preferred Shares, Series B (“Series B Preferred Shares”). There are restrictions on the payment of dividends by the Company’s insurance subsidiaries as described in more detail below.
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2011, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $571.8 million (December 31, 2010 — $640.4 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2010, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2011 without the prior approval of the applicable insurance regulator. At June 30, 2011, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $2.8 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At June 30, 2011, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of June 30, 2011 totaled $6.4 billion compared to aggregate invested assets of $6.2 billion as of December 31, 2010. The increase in invested assets since December 31, 2010 resulted from collections of premiums on insurance policies and reinsurance contracts, the proceeds from our offering of $230.0 million of Series B Preferred Shares, as discussed below, and investment income, offset by losses and loss expenses paid, interest and dividends paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares.
As of June 30, 2011 and December 31, 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $128.3 million and $146.3 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2011 and December 31, 2010, the Company had also pledged $467.5 million and $500.9 million of its cash and fixed maturity investments to meet collateral obligations for $407.9 million and $439.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2011 and December 31, 2010, cash and fixed maturity investments with fair values of $363.4 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $11.1 million and $10.7 million were on deposit with Canadian regulators, respectively.

During the six month periods ended June 30, 2011 and 2010, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of the Company. The aggregate repurchase price for the shares and the options was $321.5 million. The repurchase price per ordinary share was $44.99 per share. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase does not impact the dividend payment capacity of Endurance Bermuda for 2011.
Preferred Share Issuance. On June 1, 2011, Endurance Holdings issued 9,200,000 shares of its Series B Preferred Shares. The Series B Preferred Shares sold in the offering were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange. The Series B Preferred Shares were issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds from this offering of $224.0 million after expenses and underwriting discounts. The proceeds from this offering were used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes.
The Series B Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after June 1, 2016 at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series B Preferred Shares before that date at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series B Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.
Dividends on the Series B Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.5%. Any such dividends to be distributed to the holders of the Series B Preferred Shares are computed on the basis of a 360-day year consisting of twelve 30-day months.
Dividends on the Series B Preferred Shares are not cumulative. Accordingly, in the event dividends are not declared on the Series B Preferred Shares for payment on any dividend payment date, then such dividends do not accrue and are not payable. If Endurance Holdings’ board of directors or a duly authorized committee of the board has not declared a dividend before the dividend payment date for any dividend period, Endurance Holdings has no obligation to pay dividends for such dividend period after the dividend payment date for that dividend period, whether or not dividends on the Series B Preferred Shares are declared for any future dividend period.
The Series B Preferred Shares:
•	rank senior to junior shares with respect to the payment of dividends and distributions upon Endurance Holdings’ liquidation, dissolution or winding-up. Junior shares include Endurance Holdings’ ordinary shares and any other shares to be issued in the future, including class A shares and any other class of shares that rank junior to the Series B Preferred Shares (collectively “Junior Shares”) either as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding-up; and
•	rank at least equally with each other series of shares ranking on parity with the Series B Preferred Shares as to dividends and distributions upon Endurance Holdings’ liquidation or dissolution or winding up, which are referred to as parity shares. As of the date hereof, the Series A Preferred Shares are currently outstanding and rank on parity with the Series B Preferred Shares. Other than the Series A Preferred Shares, no other series of parity shares is outstanding.

During any dividend period, so long as any Series B Preferred Shares remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series B Preferred Shares have been declared and paid:
•	no dividend shall be paid or declared on Junior Shares, other than a dividend payable solely in Junior Shares; and
•	no Junior Shares shall be purchased, redeemed or otherwise acquired for consideration by Endurance Holdings, directly or indirectly (other than (i) as a result of a re-classification of Junior Shares for or into other Junior Shares, or the exchange or conversion of one Junior Share for or into another Junior Share, (ii) through the use of the proceeds of a substantially contemporaneous sale of Junior Shares and (iii) as permitted by the bye-laws of Endurance Holdings in effect on the date of issuance of the Series B Preferred Shares).
For any dividend period in which dividends are not fully paid in full upon the Series B Preferred Shares, the Series A Preferred Shares and any other parity shares, all dividends declared for such dividend period with respect to the Series B Preferred Shares, the Series A Preferred Shares and any other parity shares shall be declared on a pro-rata basis.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series B Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings’ common equity securities, a liquidating distribution in the amount of $25.00 per Series B Preferred Share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series B Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.
Holders of the Series B Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.
Credit Facility. Under the Company’s amended and restated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1,175.0 million which expires May 8, 2012. As of June 30, 2011, there were no borrowings under this facility and letters of credit outstanding under the facility were $407.9 million.
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

Currency and Foreign Exchange
The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K, which is subject to the FSA’s rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience gains or losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income (loss).
Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.
Effects of Inflation
The effects of inflation could cause the severity of claims to rise in the future. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company’s fixed maturity portfolio to decrease or become an unrealized loss position. The current short duration of the Company’s fixed maturity portfolio has the potential to help reduce the negative effects of higher interest rates on the Company’s fixed maturity portfolio. The Company may also choose to hold its fixed income investments to maturity which would result in the unrealized gains largely amortizing through net investment income.
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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including those regarding contingent commissions, industry consolidation and development of competing financial products;
•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	greater frequency or severity of loss activity, as a result of changing climate conditions;

•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;

•	termination of or changes in the terms of the U.S. multiple peril crop insurance program and termination or changes to the U.S. farm bill, including modifications to the Standard Reinsurance Agreement put in place by the Risk Management Agency of the U.S. Department of Agriculture;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Citizens Property Insurance Corporation, the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission and the establishment of the Federal Insurance Office and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in the United States;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	loss of key personnel;

•	political stability of Bermuda;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the possible downgrade of U.S. government securities by credit rating agencies, and the resulting effect on the value of U.S. government and other securities in our investment portfolio as well as the uncertainty in the market generally;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2010 Annual Report on Form 10-K, including the risk factors set forth in Item 1A thereof and hereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities (fair market value of $32.3 million) at June 30, 2011. These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio has a beta of 0.69 in comparison to the S&P 500 Index.
In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company’s equity securities. These scenarios would result in approximate decreases in the fair market value of the Company’s equity securities of $2.2 million and $4.5 million, respectively. As we designate all equities as available-for-sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20%	%	10%	%	June 30,	10%	%	20%	%
	decrease	change	decrease	change	2011	increase	change	increase	change
	(U.S. dollars in thousands)
Equities	$(4,471)	(13.83)%	$(2,236)	(6.92)%	$32,322	$2,236	6.92%	$4,471	13.83%
Total invested assets(1)	$(4,471)	(0.07)%	$(2,236)	(0.04)%	$6,367,240	$2,236	0.04%	$4,471	0.07%
Shareholders’ equity	$(4,471)	(0.17)%	$(2,236)	(0.08)%	$2,670,276	$2,236	0.08%	$4,471	0.17%

(1)	Includes total investments and cash and cash equivalents net of investments pending settlement.
The changes described above do not take into account any potential mitigating impact from the Company’s fixed income or alternative investment portfolios or the impact of taxes.

Derivative Counterparty Credit Risk. In addition to the Company’s exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities and alternative funds and high yield loan funds, and the Company’s exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt on payment of margin. At June 30, 2011, the Company’s absolute notional value of derivative contracts was $348.3 million, while the net unrealized loss position of those derivative contracts was $0.1 million.
Derivative Interest Rate Risk. The Company uses interest rate futures and swaps within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At June 30, 2011, we had $300.0 million of notional long positions and $10.0 million of notional short positions of Eurodollar futures contracts and interest rate swaps. We account for these derivatives at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our consolidated balance sheet at June 30, 2011, was $ (0.2) million.
The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in these derivatives of approximately $0.2 million at June 30, 2011. Credit spreads are assumed to remain constant in these hypothetical examples.
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
Derivative counterparties may default on the amounts they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads or other events that adversely impact our derivative counterparties or the collateral supporting our derivative instruments could cause our net income to decline and have a material adverse effect on our financial condition.

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
The downgrade of U.S. government securities by credit rating agencies could adversely impact the value of the U.S. government and other securities in our investment portfolio and create uncertainty in the market generally.
The downgrade of the U.S. government securities from AAA to AA+ or AA by credit rating agencies has the potential to adversely impact the value of the U.S. government and other securities in our investment portfolio. A downgrade in the rating of U.S. government securities may cause the Company’s investment portfolio’s average credit rating to fall and may result in the Company no longer being in compliance with its current Investment Policy at its current level of U.S. government security holdings. In addition to the foregoing, a downgrade in the rating of U.S. government securities may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.
Other than set forth above, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares	Value) of Shares
	(a) Total	(b) Average	Purchased as Part of	that May Yet Be
	Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased(1)	per Share	Plans or Programs(1) (2)	Plans or Programs(1) (2)
April 1, 2011 – April 30, 2011	—	$—	—	2,458,354
May 1, 2011 – May 31, 2011	—	$—	—	2,458,354
June 1, 2011 – June 30, 2011	—	$—	—	2,458,354

Total	—	$—	—	2,458,354

(1)	Ordinary shares or share equivalents.

(2)	At its meeting on August 12, 2010, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 9, 2011, superceding all previous authorizations.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at June 30, 2011 (unaudited) and December 31, 2010; (ii) the Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and six months ended June 30, 2011 and 2010; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: August 9, 2011	By:	/s/ David Cash
David Cash
Chief Executive Officer

Date: August 9, 2011	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)