Form 10-Q
period 2011-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2011-11-08
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended September 30, 2011,
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of November 1, 2011
Ordinary Shares — $1.00 par value	40,529,399

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	2

Unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	62

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	65

Item 4. (Removed and Reserved)	65

Item 5. Other Information	65

Item 6. Exhibits	65

SIGNATURES	66

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars except share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,868,323 and $5,010,147 at September 30, 2011 and December 31, 2010, respectively)	$4,998,142	$5,116,702
Short-term investments, available for sale at fair value (amortized cost: $323,189 and $70,455 at September 30, 2011 and December 31, 2010, respectively)	323,119	70,444
Equity securities, available for sale at fair value (cost: $51,185 and $8,000 at September 30, 2011 and December 31, 2010, respectively)	49,323	13,565
Other investments	386,785	376,652

Total investments	5,757,369	5,577,363
Cash and cash equivalents	623,944	609,852
Premiums receivable, net	1,192,455	827,609
Deferred acquisition costs	203,455	154,484
Securities lending collateral	—	59,886
Prepaid reinsurance premiums	204,961	107,977
Losses recoverable	479,132	319,349
Accrued investment income	30,851	32,934
Goodwill and intangible assets	183,857	181,954
Deferred tax asset	40,253	33,684
Net receivable on sales of investments	37,947	602
Other assets	80,013	73,711

Total assets	$8,834,237	$7,979,405

LIABILITIES
Reserve for losses and loss expenses	$3,910,537	$3,319,927
Reserve for unearned premiums	1,299,864	842,154
Deposit liabilities	28,860	32,505
Reinsurance balances payable	244,769	228,860
Securities lending payable	—	59,886
Debt	528,664	528,411
Net payable on purchases of investments	56,496	—
Other liabilities	129,097	119,509

Total liabilities	6,198,287	5,131,252

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A, non-cumulative — Par value $1.00 — 8,000,000 issued and outstanding (2010 — 8,000,000); aggregate liquidation preference $200,000 (2010 — $200,000)	8,000	8,000
Series B, non-cumulative — Par value $1.00 — 9,200,000 issued and outstanding (2010 — Nil); aggregate liquidation preference $230,000 (2010 — Nil)	9,200	—
Common shares
Ordinary — $1.00 par value, 40,517,222 issued and outstanding (2010 — 47,218,468)	40,517	47,218
Additional paid-in capital	512,323	613,915
Accumulated other comprehensive income	144,004	138,571
Retained earnings	1,921,906	2,040,449

Total shareholders’ equity	2,635,950	2,848,153

Total liabilities and shareholders’ equity	$8,834,237	$7,979,405

See accompanying notes to unaudited condensed consolidated financial statements

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Revenues
Gross premiums written	$700,866	$555,574	$2,204,148	$1,864,011
Ceded premiums written	(149,539)	(103,690)	(412,191)	(258,382)

Net premiums written	551,327	451,884	1,791,957	1,605,629
Change in unearned premiums	10,166	17,909	(361,053)	(314,252)

Net premiums earned	561,493	469,793	1,430,904	1,291,377
Net investment income	14,100	53,654	106,443	143,484
Net realized and unrealized gains	1,033	8,973	26,340	15,174
Total other-than-temporary impairment losses	(168)	(1,140)	(1,908)	(2,647)
Portion of loss recognized in other comprehensive income	(72)	(240)	(911)	(586)

Net impairment losses recognized in (losses) earnings	(240)	(1,380)	(2,819)	(3,233)
Other underwriting (loss) income	(2,141)	322	(2,122)	(2,046)

Total revenues	574,245	531,362	1,558,746	1,444,756

Expenses
Net losses and loss expenses	456,691	266,132	1,220,514	791,676
Acquisition expenses	72,249	67,443	205,754	198,095
General and administrative expenses	58,574	59,523	190,421	174,164
Amortization of intangibles	2,976	2,588	8,800	7,764
Net foreign exchange gains	(4,085)	(12,565)	(7,655)	(6,465)
Interest expense	9,055	9,051	27,166	25,709

Total expenses	595,460	392,172	1,645,000	1,190,943

(Loss) income before income taxes	(21,215)	139,190	(86,254)	253,813
Income tax benefit (expense)	1,197	(62)	19,896	(303)

Net (loss) income	(20,018)	139,128	(66,358)	253,510
Preferred dividends	(8,188)	(3,875)	(15,938)	(11,625)

Net (loss) income (attributable) available to common and participating common shareholders	$(28,206)	$135,253	$(82,296)	$241,885

Comprehensive (loss) income
Net (loss) income	$(20,018)	$139,128	$(66,358)	$253,510
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of applicable deferred income taxes of ($6,856) and ($10,619) for the nine months ended September 30, 2011 and 2010, respectively)	9,466	62,455	35,640	163,263
Portion of other-than-temporary impairment losses recognized in other comprehensive (loss) income (net of applicable deferred taxes of $69 and Nil for the nine months ended September 30, 2011 and 2010, respectively)	72	240	842	586
Foreign currency translation adjustments	(5,423)	7,443	(1,956)	(2,950)
Reclassification adjustment for net realized gains included in net (loss) income	(1,273)	(7,593)	(29,159)	(11,941)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net (loss) income	22	22	66	66

Other comprehensive income	2,864	62,567	5,433	149,024

Comprehensive (loss) income	$(17,154)	$201,695	$(60,925)	$402,534

Per share data
Basic (losses) earnings per common share	$(0.71)	$2.64	$(2.07)	$4.56

Diluted (losses) earnings per common share	$(0.71)	$2.51	$(2.07)	$4.33

Dividend per common share	$0.30	$0.25	$0.90	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Preferred shares
Balance, beginning of period	$8,000	$8,000
Issuance of series B, non-cumulative preferred shares	9,200	—

Balance, end of period	17,200	8,000

Common shares
Balance, beginning of period	47,218	55,116
Issuance of common shares	790	752
Repurchase of common shares	(7,491)	(6,183)

Balance, end of period	40,517	49,685

Additional paid-in capital
Balance, beginning of period	613,915	929,577
Issuance of common shares	12,465	5,802
Issuance of series B, non-cumulative preferred shares	214,822	—
Repurchase of common shares and share equivalents	(333,313)	(224,367)
Issuance of restricted share units in lieu of dividends	—	(53)
Public offering and registration costs	(656)	63
Settlement of equity awards	(6,074)	(5,179)
Stock-based compensation expense	11,164	9,991

Balance, end of period	512,323	715,834

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	10,877	16,109
Foreign currency translation adjustments	(1,956)	(2,950)

Balance, end of period	8,921	13,159

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	129,814	38,247
Net unrealized holding gains arising during the period, net of reclassification adjustment	6,481	151,322
Other-than-temporary impairment losses during the period	842	586

Balance, end of period	137,137	190,155

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,120)	(2,208)
Net change from current period hedging transactions, net of reclassification adjustment	66	66

Balance, end of period	(2,054)	(2,142)

Total accumulated other comprehensive income	144,004	201,172

Retained earnings
Balance, beginning of period	2,040,449	1,742,442
Net (loss) income	(66,358)	253,510
Issuance of restricted share units in lieu of dividends	—	53
Dividends on preferred shares	(15,938)	(11,625)
Dividends on common shares	(36,247)	(39,386)

Balance, end of period	1,921,906	1,944,994

Total shareholders’ equity	$2,635,950	$2,919,685

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash flows provided by operating activities
Net (loss) income	$(66,358)	$253,510
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	12,470	5,860
Amortization of other intangibles and depreciation	17,095	15,513
Net realized gains on investment sales	(26,340)	(15,174)
Net impairment losses recognized in earnings	2,819	3,233
Deferred taxes	(16,280)	(22,412)
Stock-based compensation expense	11,164	9,991
Equity in earnings of other investments	7,583	(23,833)
Premiums receivable, net	(364,846)	(474,341)
Deferred acquisition costs	(48,971)	(45,215)
Prepaid reinsurance premiums	(96,984)	(39,129)
Losses recoverable	(159,783)	142,907
Accrued investment income	2,083	(1,948)
Other assets	(6,035)	1,263
Reserve for losses and loss expenses	590,610	244,286
Reserve for unearned premiums	457,710	353,440
Deposit liabilities	(3,645)	(5,686)
Reinsurance balances payable	15,377	(10,784)
Other liabilities	9,830	(901)

Net cash provided by operating activities	337,499	390,580

Cash flows used in investing activities
Proceeds from sales of available for sale investments	2,382,637	2,341,024
Proceeds from maturities and calls on available for sale investments	657,051	1,076,954
Proceeds from the redemption of other investments	13,877	14,758
Purchases of available for sale investments	(3,164,298)	(3,546,955)
Purchases of other investments	(31,593)	(202)
Net settlements of other assets	(448)	—
Purchases of fixed assets	(7,920)	(3,620)
Change in securities lending collateral received	59,886	(60,767)
Net cash paid for subsidiary acquisition	(3,173)	(857)

Net cash flows used in investing activities	(93,981)	(179,665)

Cash flows used in financing activities
Issuance of common shares	13,096	6,422
Issuance of series B, non-cumulative preferred shares	224,022	—
Repurchase of common shares	(344,272)	(227,637)
Change in securities lending payable	(59,886)	60,713
Settlement of equity awards	(6,074)	(5,179)
Offering and registration costs paid	(586)	(2,064)
Proceeds from issuance of debt	718	81,675
Repayments of debt	(597)	(1,023)
Dividends on preferred shares	(15,938)	(11,625)
Dividends on common shares	(36,247)	(39,372)

Net cash flows used in financing activities	(225,764)	(138,090)

Effect of exchange rate changes on cash and cash equivalents	(3,662)	(1,542)

Net increase in cash and cash equivalents	14,092	71,283
Cash and cash equivalents, beginning of period	609,852	528,944

Cash and cash equivalents, end of period	$623,944	$600,227

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
2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, fair value of investments, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

For equity securities, the Company considers its ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When the Company determines that the decline in value of an equity security is other-than-temporary, the Company reduces the cost of the equity security to its fair value and recognizes the loss in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The new cost basis is not changed for subsequent recoveries in fair value.

(b)	Derivatives

Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.

The Company may use various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures, options, interest rate swaps, total return swaps, swaptions, credit default swaps, foreign currency forward contracts and commodity futures and options to enhance the efficiency of the investment portfolio and economically hedge certain risks. These contracts do not qualify, and are not designated, as hedges. Thus, changes in fair value and any realized gains or losses are recognized in net realized and unrealized gains, net foreign exchange gains and other underwriting (loss) income in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Margin balances required of counterparties are included in cash and cash equivalents. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by the counterparty and are reported accordingly in other assets and other liabilities.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments
Composition of Net Investment Income and Invested Assets

The components of net investment income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Available for sale investments	$39,841	$43,124	$123,916	$130,451
Other investments	(22,522)	13,815	(7,583)	23,833
Cash and cash equivalents	205	157	639	349

	$17,524	$57,096	$116,972	$154,633
Investment expenses	(3,424)	(3,442)	(10,529)	(11,149)

Net investment income	$14,100	$53,654	$106,443	$143,484

The following table summarizes the composition of the investment portfolio by type at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$4,998,142	78.5%	$5,116,702	82.7%
Cash and cash equivalents(1)	605,395	9.5%	610,454	9.9%
Other investments(2)	386,785	6.1%	376,652	6.1%
Short term investments	323,119	5.1%	70,444	1.1%
Equity securities	49,323	0.8%	13,565	0.2%

Total	$6,362,764	100.0%	$6,187,817	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and high yield loan funds.

The following table summarizes the composition of the fixed income investment portion of the portfolio, which includes fixed maturity securities and short term investments, by investment ratings assigned by rating agencies at September 30, 2011 and December 31, 2010. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	September 30, 2011		December 31, 2010
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,235,350	23.2%	$1,010,819	19.5%
AAA / Aaa	1,049,638	19.7%	2,639,682	50.9%
AA / Aa	1,994,716	37.5%	465,315	9.0%
A / A	786,973	14.8%	793,980	15.3%
BBB	132,961	2.5%	50,733	1.0%
Below BBB	118,942	2.2%	221,848	4.2%
Not rated	2,681	0.1%	4,769	0.1%

Total	$5,321,261	100.0%	$5,187,146	100.0%

(1)
The credit rating for each asset reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s. If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investor Service or Fitch Ratings is used.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

Contractual maturities of the fixed income portfolio are shown below as of September 30, 2011 and December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$660,817	$663,098	$390,886	$393,333
Due after one year through five years	1,905,068	1,948,058	2,240,820	2,279,581
Due after five years through ten years	599,007	619,401	404,322	413,462
Due after ten years	70,996	80,709	64,663	68,988
Residential mortgage-backed securities
Agency mortgage-backed securities	950,027	987,145	855,637	883,948
Non-agency mortgage-backed securities	128,343	123,729	254,138	246,410
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,217	33,851	22,130	22,889
Non-agency mortgage-backed securities	520,886	541,128	578,951	604,820
Asset-backed securities	323,151	324,142	269,055	273,715

Total	$5,191,512	$5,321,261	$5,080,602	$5,187,146

At September 30, 2011 and December 31, 2010, the Company held $24.0 million and $27.6 million of insurance enhanced bonds (asset-backed securities), respectively, representing 0.4% and 0.5% of the available for sale securities, respectively. At September 30, 2011, the overall credit quality of the insurance enhanced bond portfolio was an average rating of “Ba” from Moody’s and “AA” from Standard & Poor’s. The overall credit quality of the financial guarantors had an average rating of “Ca” by Moody’s and most were not rated by Standard & Poor’s.

In addition to the Company’s available for sale investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan funds. The Company’s alternative funds and high yield loan funds are recorded on the Company’s balance sheet as “Other Investments.” At September 30, 2011 and December 31, 2010, the Company had invested, net of capital returned, a total of $297.4 million and $279.6 million, respectively, in Other Investments. At September 30, 2011 and December 31, 2010, the carrying value of Other Investments was $386.8 million and $376.7 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 9).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in and first out method. The analysis of net realized and unrealized investment gains for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross realized gains on investment sales	$6,904	$9,488	$40,563	$23,655
Gross realized losses on investment sales	(5,735)	(515)	(13,928)	(8,481)
Change in fair value of derivative financial instruments(1)	(136)	—	(295)	—

Net realized and unrealized investment gains	$1,033	$8,973	$26,340	$15,174

(1)	See Note 6
Unrealized Gains and Losses and Other-than-temporary Impairments

The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at September 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
	Cost	Gains	Losses	Fair Value	OTTI (2)
September 30, 2011
U.S. government and agencies securities	$1,185,145	$50,557	$(352)	$1,235,350	$—
U.S. state and municipal securities	53,790	1,372	(61)	55,101	—
Foreign government securities	75,909	2,241	(205)	77,945	—
Government guaranteed corporate securities	396,479	4,074	(107)	400,446	—
Corporate securities	1,201,376	31,239	(13,310)	1,219,305	—
Residential mortgage-backed securities
Agency mortgage-backed securities	950,027	37,360	(242)	987,145	—
Non-agency mortgage-backed securities	128,343	1,398	(6,012)	123,729	(8,472)
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,217	634	—	33,851	—
Non-agency mortgage-backed securities(1)	520,886	24,219	(3,977)	541,128	(83)
Asset-backed securities	323,151	2,979	(1,988)	324,142	—

Total fixed maturity investments	$4,868,323	$156,073	$(26,254)	$4,998,142	$(8,555)
Short term investments	323,189	9	(79)	323,119	—

Total fixed income investments	$5,191,512	$156,082	$(26,333)	$5,321,261	$(8,555)

Equity securities	$51,185	$1,913	$(3,775)	$49,323	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $24.7 million.

(2)
Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2011, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.7 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
	Cost	Gains	Losses	Fair Value	OTTI (2)
December 31, 2010
U.S. government and agencies securities	$993,667	$23,576	$(6,424)	$1,010,819	$—
U.S. state and municipal securities	29,472	745	(238)	29,979	—
Foreign government securities	138,157	2,557	(253)	140,461	—
Government guaranteed corporate securities	663,709	7,806	(365)	671,150	—
Corporate securities	1,205,231	31,174	(3,894)	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	30,946	(2,635)	883,948	—
Non-agency mortgage-backed securities	254,138	4,457	(12,185)	246,410	(29,495)
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	761	(2)	22,889	—
Non-agency mortgage-backed securities(1)	578,951	28,673	(2,804)	604,820	(109)
Asset-backed securities	269,055	6,168	(1,508)	273,715	—

Total fixed maturity investments	$5,010,147	$136,863	$(30,308)	$5,116,702	$(29,604)
Short term investments	70,455	3	(14)	70,444	—

Total fixed income investments	$5,080,602	$136,866	$(30,322)	$5,187,146	$(29,604)

Equity securities	$8,000	$5,583	$(18)	$13,565	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

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

The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
September 30, 2011
U.S. government and agencies securities	$(352)	$115,911	$—	$—	$(352)	$115,911
U.S. state and municipal securities	(61)	16,963	—	—	(61)	16,963
Foreign government securities	(197)	17,641	(8)	4,665	(205)	22,306
Government guaranteed corporate securities	(11)	22,502	(96)	56,471	(107)	78,973
Corporate securities	(13,185)	298,002	(125)	1,680	(13,310)	299,682
Residential mortgage-backed securities
Agency mortgage-backed securities	(242)	56,461	—	—	(242)	56,461
Non-agency mortgage-backed securities	(511)	22,663	(5,501)	64,914	(6,012)	87,577
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(3,057)	108,055	(920)	7,865	(3,977)	115,920
Asset-backed securities	(1,478)	157,343	(510)	9,541	(1,988)	166,884

Total fixed maturity investments	$(19,094)	$815,541	$(7,160)	$145,136	$(26,254)	$960,677
Short term investments	(79)	184,442	—	—	(79)	184,442

Total fixed income investments	$(19,173)	$999,983	$(7,160)	$145,136	$(26,333)	$1,145,119

Equity securities	$(3,775)	$43,312	$—	$—	$(3,775)	$43,312

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at September 30, 2011.
As of September 30, 2011, 666 available for sale securities were in an unrealized loss position. Of those, 89 securities had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
December 31, 2010
U.S. government and agencies securities	$(6,424)	$368,452	$—	$—	$(6,424)	$368,452
U.S. state and municipal securities	(238)	9,301	—	—	(238)	9,301
Foreign government securities	(253)	22,585	—	—	(253)	22,585
Government guaranteed corporate securities	(356)	131,980	(9)	4,714	(365)	136,694
Corporate securities	(3,556)	243,307	(338)	5,429	(3,894)	248,736
Residential mortgage-backed securities
Agency mortgage-backed securities	(2,635)	160,532	—	—	(2,635)	160,532
Non-agency mortgage-backed securities	(473)	26,205	(11,712)	172,665	(12,185)	198,870
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	455	—	—	(2)	455
Non-agency mortgage-backed securities	(1,227)	75,626	(1,577)	10,590	(2,804)	86,216
Asset-backed securities	(555)	70,218	(953)	13,218	(1,508)	83,436

Total fixed maturity investments	$(15,719)	$1,108,661	$(14,589)	$206,616	$(30,308)	$1,315,277
Short term investments	(14)	30,178	—	—	(14)	30,178

Total fixed income investments	$(15,733)	$1,138,839	$(14,589)	$206,616	$(30,322)	$1,345,455

Equity securities	$(18)	$640	$—	$—	$(18)	$640

(1)	Gross unrealized losses include unrealized losses on non-OTTI and OTTI securities recognized in accumulated other comprehensive income at December 31, 2010.
As of December 31, 2010, 376 available for sale securities were in an unrealized loss position. Of those, 112 securities had been in a continuous unrealized loss position for twelve months or greater.
The analysis of OTTI for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Total other-than-temporary impairment losses	$(168)	$(1,140)	$(1,908)	$(2,647)
Portion of loss recognized in other comprehensive income (loss)	(72)	(240)	(911)	(586)

Net impairment losses recognized in (losses) earnings	$(240)	$(1,380)	$(2,819)	$(3,233)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.

Of the $0.2 million (2010: $1.4 million) of OTTI losses recognized by the Company in the third quarter of 2011, the majority of it related to reductions in expected recovery values on mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. At September 30, 2011, the Company did not have the intent to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

The following table provides a roll-forward of the amount related to credit losses for the Company’s fixed income investments recognized in (losses) earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$(10,138)	$(13,427)	$(10,214)	$(13,122)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	(12)	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(72)	(240)	(1,161)	(586)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	7,905	64	9,082	105

Ending balance	$(2,305)	$(13,603)	$(2,305)	$(13,603)

Securities Lending

The Company participated in a securities lending program until July 2011. Under this program fixed maturity investments were loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provided the Company with collateral, typically cash, which the Company separately maintained. The Company typically invested such collateral in overnight repurchase agreements. Securities with an estimated fair value of $58.7 million were on loan under the program at December 31, 2010. The Company was liable for collateral under the Company’s control of $59.9 million at December 31, 2010. As of December 31, 2010, the fair value of the investments purchased with the cash collateral received from the borrower was $59.9 million. All securities on loan were issued on a term or overnight basis and were subject to daily recall at the Company’s discretion. Upon the termination of the securities lending program, the Company recalled all securities on loan and refunded all collateral previously held as part of the program.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
3.	Investments, cont’d.
Variable Interest Entities

Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristics of a controlling financial interest are referred to as variable interest entities (“VIE”). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and high yield loan funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of September 30, 2011. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded investment commitments.

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

•
Common equity securities — The Company primarily invests in equity securities through the investment in exchange traded funds. These funds and underlying securities are generally priced by pricing services based on quoted market prices in active markets. The Company generally classifies the fair values of its common equity securities in Level 1.

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

The following tables set forth the Company’s available for sale investments and derivative instruments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at September 30, 2011 and December 31, 2010:

	Fair Value Measurements at September 30, 2011
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
	Total at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$1,235,350	$67,818	$1,167,532	$—
U.S. state and municipal securities	55,101	—	55,101	—
Foreign government securities	77,945	—	77,945	—
Government guaranteed corporate securities	400,446	—	400,446	—
Corporate securities	1,219,305	—	1,219,096	209
Residential mortgage-backed securities
Agency mortgage-backed securities	987,145	—	987,145	—
Non-agency mortgage-backed securities	123,729	—	123,195	534
Commercial mortgage-backed securities
Agency mortgage-backed securities	33,851	—	33,851	—
Non-agency mortgage-backed securities	541,128	—	533,354	7,774
Asset-backed securities	324,142	—	324,142	—

Total fixed maturity investments	$4,998,142	$67,818	$4,921,807	$8,517
Short term investments	323,119	—	323,119	—
Equity securities	49,323	40,272	9,051	—
Other assets (see Note 6)	1,033	—	1,033	—

Total assets	$5,371,617	$108,090	$5,255,010	$8,517

Liabilities
Other liabilities (see Note 6)	$(550)	$—	$(550)	$—

During the nine months ended September 30, 2011, certain corporate and commercial mortgaged-backed securities were acquired and classified as Level 3 securities. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.
During the nine months ended September 30, 2011, certain of the Company’s fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed and collateralized debt obligation securities where market activity had decreased. During the quarter ended September 30, 2011, the market activity for many of these high yield commercial mortgage-backed securities and collateralized debt obligations had recovered and therefore observable inputs were available at September 30, 2011. As such, the Company transferred these securities from Level 3 to Level 2 during the quarter.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.

During the nine months ended September 30, 2011, fixed maturity and short-term investments were transferred out of Level 1 to Level 2 as they no longer qualified as on-the-run U.S. treasury securities. During the nine months ended September 30, 2011, the Company purchased exchange traded funds, comprised of equity securities, which are classified as Level 1 securities.

During the three months ended September 30, 2011, certain corporate and commercial mortgaged-backed securities previously classified as Level 3 securities were sold.

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
Level 3 securities are primarily comprised of corporate debt securities, non-agency commercial mortgage-backed securities, collateralized debt obligations and non-agency residential mortgage-backed securities. Level 3 assets represented less than 0.16% and 0.19% of the Company’s total available for sale assets at September 30, 2011 and December 31, 2010, respectively. Net impairment losses recognized in earnings included losses on Level 3 securities for the three and nine months ended September 30, 2011 in the amount of $25,000 and $0.2 million, respectively ($0.3 million and $1.1 million for the three and nine months ended September 30, 2010, respectively), representing realized losses due to OTTI.
There were no material changes in the Company’s valuation techniques for the nine months ended September 30, 2011.
The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at September 30, 2011 and December 31, 2010, respectively:

Fair Value Measurements at September 30, 2011
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Securities lending collateral	$—	$—	$—	$—

Fair Value Measurements at December 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Securities lending collateral	$59,886	$—	$59,886	$—

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
4.	Fair value measurement, cont’d.
The following tables present a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Level 3, beginning of period	$28,466	$15,485	$9,639	$5,554
Total net realized gains included in earnings	22	82	33	91
Total net realized and unrealized losses included in earnings	(25)	(366)	(495)	(1,237)
Change in unrealized gains included in other comprehensive income	571	1,512	2,067	3,581
Change in unrealized losses included in other comprehensive income	(2,036)	(326)	(2,207)	(663)
Purchases	—	17	—	2,848
Sales	(1,165)	(3,110)	(3,105)	(3,278)
Transfers in to Level 3	266	209	36,931	11,768
Transfers out of Level 3	(17,582)	(8,832)	(34,346)	(13,993)

Level 3, end of period	$8,517	$4,671	$8,517	$4,671

At September 30, 2011 and December 31, 2010, the carrying value of the Company’s other investments was $386.8 million and $376.7 million, respectively, which approximates fair value.
At September 30, 2011 and December 31, 2010, the carrying value of the Company’s senior notes was $528.5 million and $528.3 million, respectively, and the fair value was $561.3 million and $536.9 million, respectively.
5.	Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines (losses) earnings per share for the holders of Endurance Holdings’ ordinary and class A shares (also referred to as “common shares”) and participating common shares, which includes unvested restricted shares which receive cash dividends, according to dividends declared and participation rights in undistributed earnings. Net (loss) income (attributable) available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.
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
The following table sets forth the computation of basic and diluted (losses) earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income (attributable) available to common and participating common shareholders	$(28,206)	$135,253	$(82,296)	$241,885
Less amount allocated to participating common shareholders(1)	(224)	(2,468)	(740)	(4,565)

Net (loss) income (attributed) allocated to common shareholders	$(28,430)	$132,785	$(83,036)	$237,320

Denominator:
Weighted average shares — basic
Outstanding	39,764,756	50,295,575	40,071,340	52,057,963
Vested restricted share units	—	—	—	2,661

Weighted average shares — basic	39,764,756	50,295,575	40,071,340	52,060,624

Share equivalents:
Warrants	—	1,954,566	—	1,945,705
Options	—	739,109	—	835,089
Restricted share units	—	7,869	—	9,831

Weighted average shares — diluted	39,764,756	52,997,119	40,071,340	54,851,249

Basic (losses) earnings per common share	$(0.71)	$2.64	$(2.07)	$4.56

Diluted (losses) earnings per common share	$(0.71)	$2.51	$(2.07)	$4.33

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
5.	Earnings per share cont’d.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on August 3, 2011 (2010 — Series A: $0.484375, Series B: Nil). The Series A and Series B preferred share dividends were paid on September 15, 2011 to shareholders of record on September 1, 2011. Endurance Holdings also declared a dividend of $0.30 per common share on August 3, 2011 (2010 — $0.25). The dividend was paid on September 30, 2011 to shareholders of record on September 16, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Dividends declared per Series A preferred share	$0.484375	$0.484375	$1.453125	$1.453125

Dividends declared per Series B preferred share	0.468750	—	0.468750	—

Dividends declared per common share	$0.30	$0.25	$0.90	$0.75

6.	Derivatives
The Company’s derivative instruments are recorded in the Consolidated Balance Sheet at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains, net foreign exchange gains and other underwriting (loss) income in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The majority of the Company’s derivatives are not designated as hedges under current accounting guidance. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers. The Company’s objectives for holding these derivatives are as follows:
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
The fair values and the related notional values of derivatives included in the Company’s Consolidated Balance Sheet at September 30, 2011 are noted below. The Company first entered into these derivatives in the first quarter of 2011.

	September 30, 2011
		Notional
	Fair	Principal
	Value	Amount
Foreign exchange forward contracts	$347	$8,674
Interest rate swaps	193	3,000
Commodity put options	493	799,043

Total recorded in other assets	$1,033	$810,717

Foreign exchange forward contracts	$298	$3,454
Interest rate swaps	122	2,000
Credit default swaps	122	1,850
Interest rate futures	8	200,000

Total recorded in other liabilities	$550	$207,304

Net derivative asset	$483	$1,018,021

The fair values of all derivatives at September 30, 2011 were recorded in other assets or other liabilities in the Company’s Consolidated Balance Sheet. None of the above derivatives have been designated as hedges under current accounting guidance.
The gains and losses on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for derivatives for the three and nine months ended September 30, 2011 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011
Total included in net foreign exchange gains from foreign exchange forward contracts	$204	$(162)

Futures contracts	$572	$822
Credit default swaps	(106)	(100)
Interest rate swaps	(620)	(1,054)
Interest rate swaptions	18	37

Total included in net realized and unrealized investment gains	$(136)	$(295)

Total included in other underwriting (loss) income from commodity put options	$(2,875)	$(2,875)

Total losses from derivatives	$(2,807)	$(3,332)

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
No options were granted, expired or vested during the quarters ended September 30, 2011 and 2010. The total intrinsic value of options exercised during the quarter ended September 30, 2011 was $32,000 (2010 — $25,000). The Company received proceeds of $39,000 (2010 — $72,000) from the exercise of options during the quarter ended September 30, 2011. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at September 30, 2011 and 2010.
No options were granted, expired or vested during the nine months ended September 30, 2011 and 2010. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $21.6 million (2010 — $9.3 million). The Company received proceeds of $12.2 million (2010 — $5.8 million) from the exercise of options during the nine months ended September 30, 2011. The Company issued new ordinary shares in connection with the exercise of the above options.
During the quarter ended September 30, 2011, the Company granted an aggregate of 430 (2010 — 3,224) restricted shares and restricted share units with weighted average grant date fair values of $15,000 (2010 — $0.1 million). During the quarter ended September 30, 2011, the aggregate fair value of restricted shares and restricted share units that vested was $0.4 million (2010 — $0.5 million). For the quarter ended September 30, 2011, compensation costs recognized in earnings for all restricted shares and restricted share units were $3.0 million (2010 — $2.9 million). At September 30, 2011, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $13.0 million (2010 — $17.4 million).
During the nine months ended September 30, 2011, the Company granted an aggregate of 305,422 (2010 — 530,312) restricted shares and restricted share units with weighted average grant date fair values of $14.8 million (2010 — $20.3 million). During the nine months ended September 30, 2011, the aggregate fair value of restricted shares and restricted share units that vested was $14.4 million (2010 — $14.2 million). For the nine months ended September 30, 2011, compensation costs recognized in earnings for all restricted shares and restricted share units were $11.2 million (2010 — $10.2 million).
The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended September 30, 2011, total expenses related to the Company’s Employee Share Purchase Plan were approximately $52,000 (2010 — $42,000) and $159,000 (2010 -$132,000) for the nine months ended September 30, 2011.

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$450,451	$250,415	$700,866
Ceded premiums written	(147,241)	(2,298)	(149,539)

Net premiums written	303,210	248,117	551,327

Net premiums earned	318,602	242,891	561,493
Other underwriting (loss) income	(2,875)	734	(2,141)

	315,727	243,625	559,352

Expenses
Net losses and loss expenses	260,206	196,485	456,691
Acquisition expenses	18,738	53,511	72,249
General and administrative expenses	29,328	29,246	58,574

	308,272	279,242	587,514

Underwriting income (loss)	$7,455	$(35,617)	$(28,162)

Net loss ratio	81.7%	81.0%	81.3%
Acquisition expense ratio	5.9%	22.0%	12.9%
General and administrative expense ratio	9.2%	12.0%	10.4%

Combined ratio	96.8%	115.0%	104.6%

Reserve for losses and loss expenses	$2,032,636	$1,877,901	$3,910,537

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2010:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$303,561	$252,013	$555,574
Ceded premiums written	(99,268)	(4,422)	(103,690)

Net premiums written	204,293	247,591	451,884

Net premiums earned	242,766	227,027	469,793
Other underwriting income (loss)	473	(151)	322

	243,239	226,876	470,115

Expenses
Net losses and loss expenses	172,015	94,117	266,132
Acquisition expenses	17,356	50,087	67,443
General and administrative expenses	29,256	30,267	59,523

	218,627	174,471	393,098

Underwriting income	$24,612	$52,405	$77,017

Net loss ratio	70.9%	41.5%	56.6%
Acquisition expense ratio	7.1%	22.1%	14.4%
General and administrative expense ratio	12.1%	13.3%	12.7%

Combined ratio	90.1%	76.9%	83.7%

Reserve for losses and loss expenses	$1,826,956	$1,574,356	$3,401,312

The following table reconciles total segment results to (loss) income before income taxes for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
Total underwriting (loss) income	$(28,162)	$77,017
Net investment income	14,100	53,654
Net foreign exchange gains	4,085	12,565
Net realized and unrealized investment gains	1,033	8,973
Net impairment losses recognized in earnings	(240)	(1,380)
Amortization of intangibles	(2,976)	(2,588)
Interest expense	(9,055)	(9,051)

(Loss) income before income taxes	$(21,215)	$139,190

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the three months ended September 30, 2011 and 2010:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2011	2011	2010	2010
Insurance
Agriculture	$289,656	$185,017	$156,162	$89,119
Professional lines	39,559	30,812	43,381	38,522
Casualty	57,520	37,664	40,538	23,700
Property	30,049	17,681	30,295	21,366
Healthcare liability	33,652	32,021	34,024	32,393
Workers’ compensation	15	15	(839)	(807)

Total Insurance	450,451	303,210	303,561	204,293

Reinsurance
Catastrophe	46,275	43,868	45,513	41,154
Casualty	56,293	56,292	81,167	81,163
Property	129,203	129,203	111,395	111,395
Aerospace and marine	5,891	6,002	4,184	4,184
Surety and other specialty	12,753	12,752	9,754	9,695

Total Reinsurance	250,415	248,117	252,013	247,591

Total	$700,866	$551,327	$555,574	$451,884

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,302,032	$902,116	$2,204,148
Ceded premiums written	(393,020)	(19,171)	(412,191)

Net premiums written	909,012	882,945	1,791,957

Net premiums earned	730,491	700,413	1,430,904
Other underwriting (loss) income	(2,875)	753	(2,122)

	727,616	701,166	1,428,782

Expenses
Net losses and loss expenses	550,438	670,076	1,220,514
Acquisition expenses	50,907	154,847	205,754
General and administrative expenses	102,361	88,060	190,421

	703,706	912,983	1,616,689

Underwriting income (loss)	$23,910	$(211,817)	$(187,907)

Net loss ratio	75.3%	95.6%	85.3%
Acquisition expense ratio	7.0%	22.1%	14.4%
General and administrative expense ratio	14.0%	12.6%	13.3%

Combined ratio	96.3%	130.3%	113.0%

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

The following table reconciles total segment results to (loss) income before income taxes for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended
	September 30,
	2011	2010

Total underwriting (loss) income	$(187,907)	$125,396
Net investment income	106,443	143,484
Net foreign exchange gains	7,655	6,465
Net realized and unrealized investment gains	26,340	15,174
Net impairment losses recognized in earnings	(2,819)	(3,233)
Amortization of intangibles	(8,800)	(7,764)
Interest expense	(27,166)	(25,709)

(Loss) income before income taxes	$(86,254)	$253,813

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
8.	Segment reporting, cont’d.
The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2011 and 2010:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2011	2011	2010	2010
Insurance
Agriculture	$855,486	$577,538	$560,531	$402,395
Professional lines	124,209	99,560	133,456	115,546
Casualty	159,580	107,234	130,172	82,265
Property	90,643	56,262	99,976	76,404
Healthcare liability	72,243	68,542	76,782	72,947
Workers’ compensation	(129)	(124)	(1,389)	(1,336)

Total Insurance	1,302,032	909,012	999,528	748,221

Reinsurance
Catastrophe	330,771	314,328	291,990	287,721
Casualty	218,264	217,463	246,060	245,257
Property	251,475	251,475	215,916	215,916
Aerospace and marine	53,472	51,567	46,381	44,316
Surety and other specialty	48,134	48,112	64,136	64,198

Total Reinsurance	902,116	882,945	864,483	857,408

Total	$2,204,148	$1,791,957	$1,864,011	$1,605,629

9.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables at September 30, 2011 and December 31, 2010 amounted to $479.1 million and $319.3 million, respectively. At September 30, 2011, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the nine months ended September 30, 2011 and 2010, respectively:

Broker	2011	2010
Aon Benfield	18.2%	21.2%
Marsh & McLennan Companies, Inc.	15.9%	19.8%
Willis Companies	13.0%	12.7%

Total of largest brokers	47.1%	53.7%

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
9.	Commitments and contingencies, cont’d.
Letters of credit. As of September 30, 2011, the Company had issued letters of credit of $403.3 million (December 31, 2010 — $439.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.
Investment commitments. As of September 30, 2011 and December 31, 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $129.9 million and $143.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2011 and December 31, 2010, the Company had also pledged $467.5 million and $500.9 million of its cash and fixed maturity investments as required to meet collateral obligations for $403.3 million and $439.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2011 and December 31, 2010, cash and fixed maturity investments with fair values of $370.6 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $10.3 million and $10.7 million were on deposit with Canadian regulators, respectively.
The Company is subject to certain commitments with respect to Other Investments at September 30, 2011 and December 31, 2010. The Company is generally subject to redemption restriction provisions of between one to five years from the date of the original commitment and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2011 of $107.4 million (December 31, 2010 — $118.9 million) of its Other Investments held at September 30, 2011. In addition, as of September 30, 2011 the Company was committed to investing a further $17.4 million (December 31, 2010 — $11.7 million) in various investment funds classified as Other Investments.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2011 are as follows:

Twelve months ended September 30,	Amount

2012	$13,332
2013	14,022
2014	8,911
2015	7,626
2016	5,638
2017 and thereafter	24,612

$74,141

Total lease expense under operating leases for the nine months ended September 30, 2011 was $9.2 million (2010 — $8.0 million).

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
10.	Shareholders’ equity
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
Dividends on the Series B Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.5%. Dividends on the Series B Preferred Shares are not cumulative.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)
10.	Shareholder’s equity, cont’d.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2011 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).
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

Consolidated Results of Operations — For the Three Months Ended September 30, 2011 and 2010
Results of operations for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$700,866	$555,574	26.2%
Ceded premiums written	(149,539)	(103,690)	44.2%

Net premiums written	551,327	451,884	22.0%

Net premiums earned	561,493	469,793	19.5%
Net investment income	14,100	53,654	(73.7)%
Net realized and unrealized gains	1,033	8,973	(88.5)%
Net impairment losses recognized in earnings	(240)	(1,380)	(82.6)%
Other underwriting (loss) income	(2,141)	322	NM (2)

Total revenues	574,245	531,362	8.1%

Expenses
Losses and loss expenses	456,691	266,132	71.6%
Acquisition expenses	72,249	67,443	7.1%
General and administrative expenses	58,574	59,523	(1.6)%
Amortization of intangibles	2,976	2,588	15.0%
Net foreign exchange gains	(4,085)	(12,565)	(67.5)%
Interest expense	9,055	9,051	—%
Income tax (benefit) expense	(1,197)	62	NM (2)

Net (loss) income	$(20,018)	$139,128	NM (2)

Net loss ratio	81.3%	56.6%	24.7
Acquisition expense ratio	12.9%	14.4%	(1.5)
General and administrative expense ratio	10.4%	12.7%	(2.3)

Combined ratio	104.6%	83.7%	20.9

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended September 30, 2011 were $700.9 million, an increase of $145.3 million, or 26.2%, compared to the same period in 2010. Net premiums written in the three months ended September 30, 2011 were $551.3 million, an increase of $99.4 million, or 22.0%. The change in net premiums written was driven by the following factors:
•	An increase in the agriculture line of the Insurance segment in the quarter ended September 30, 2011 compared to 2010 resulting from positive adjustments to previously estimated spring crop premiums as well as higher premiums recorded in relation to winter crops as commodity prices have increased from 2010;

•	Growth in the property line of the Reinsurance segment from increased premiums on renewal from one large contract and new business underwritten within the Company’s international operations;

•	Growth in the casualty line of the Insurance segment from the addition of the contract binding authority casualty business launched in late 2010; and

•	A decline in the casualty line of the Reinsurance segment in the quarter ended September 30, 2011 compared to 2010 as a result of non-renewed business, reduced participations and clients retaining more premium. In addition, the renewal of one significant contract has been deferred to the fourth quarter.

Growth in ceded premiums written by the Company in the quarter ended September 30, 2011 as compared to the same period in 2010 was primarily driven by increased cessions in the agriculture Insurance line to the Federal Crop Insurance Corporation associated with the growth in gross premiums written.
Net premiums earned for the three months ended September 30, 2011 were $561.5 million, an increase of $91.7 million, or 19.5%, from the third quarter of 2010. The increase in net premiums earned resulted principally from growth in net written premiums recorded in more recent periods.
Net Investment Income
The Company’s net investment income of $14.1 million decreased 73.7% or $39.6 million for the quarter ended September 30, 2011 as compared to the same period in 2010. Net investment income during the third quarter of 2011 included net mark to market losses of $22.5 million on Other Investments, comprised of alternative funds and high yield loan funds, as compared to mark to market gains of $13.8 million in the third quarter of 2010. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments and short-term investments, declined by $3.3 million for the three months ended September 30, 2011 compared to the same period in 2010. This decline resulted from lower reinvestment rates over the past 12 months driven by lower market yields, partially offset by a higher average investment portfolio balance. Investment expenses, including investment management fees were $3.4 million in both the third quarter of 2011 and the third quarter of 2010.
The annualized net earned yield and total return of the investment portfolio for the three months ended September 30, 2011 and 2010 and market yield and portfolio duration as of September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
Annualized net earned yield(1)	0.90%	3.56%
Total return on investment portfolio(2)	0.37%	2.35%
Market yield(3)	1.91%	2.02%
Portfolio duration(4)	2.48 years	2.25 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.
During the third quarter of 2011, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 53 basis point range, with a high of 0.82% and a low of 0.29%. Trading activity in the Company’s portfolio during the third quarter included reductions in government guaranteed corporate securities, foreign government securities and non-agency residential mortgage-backed securities and increased allocations to U.S. government securities and equity securities. The duration of the fixed income investments increased to 2.48 years at September 30, 2011 from 2.39 years at December 31, 2010.

Net Realized and Unrealized Gains
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2011 were $566.0 million compared to $656.3 million during the same period a year ago. Net realized investment gains decreased during the three months ended September 30, 2011 compared to the same period in 2010 as more securities were sold at a loss compared to the prior period. Gross realized investment gains and losses for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$6,904	$9,488
Gross realized losses on investment sales	(5,735)	(515)
Change in fair value of derivative financial instruments	(136)	—

Net realized and unrealized gains in earnings	$1,033	$8,973

Net Impairment Losses Recognized in Earnings
During the three months ended September 30, 2011, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell its fixed income investments in an unrealized loss position at September 30, 2011. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(168)	$(1,140)
Portion of loss recognized in other comprehensive income	(72)	(240)

Net impairment losses recognized in earnings	$(240)	$(1,380)

The $0.2 million and $1.4 million of other-than-temporary impairment (“OTTI”) losses recognized by the Company in the third quarters of 2011 and 2010 relating to specific credit events for its fixed income investments were primarily due to reductions in expected recovery values on residential and commercial mortgage-backed securities during the period, along with certain credit related downgrades in corporate debt securities. Of this total, $0.1 million was shifted from a non-credit OTTI loss previously recognized in comprehensive (loss) income to a credit OTTI loss recorded in net (loss) income for the third quarter of 2011.
The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at September 30, 2011 and as a result did not recognize any OTTI losses in the three months ended September 30, 2011.
Net Foreign Exchange Gains and Losses
For the three months ended September 30, 2011, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $4.1 million compared to a foreign exchange gain of $12.6 million for the same period of 2010. The net foreign exchange gain in the quarter ended September 30, 2011 resulted from the strengthening of the U.S. dollar against other major currencies which reduced foreign denominated liabilities. In the prior year, the net foreign exchange gain resulted from U.S. dollar weakening against major currencies as the Company held net foreign denominated assets. The Company’s foreign exchange exposures have shifted from a net foreign asset position in the prior year to a net foreign liability position in the current year following the catastrophe events that occurred outside of the United States.

Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events. For the three months ended September 30, 2011, Hurricane Irene, Danish floods, brushfires in Texas and multiple storms in the Midwest United States which when accumulated triggered certain aggregate catastrophe contracts adversely affected the Company’s net loss ratio in the Reinsurance and Insurance segments. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $98.6 million in relation to these events which added 17.7 percentage points to the Company’s net loss ratio for the third quarter of 2011. For the three months ended September 30, 2010, there were no significant catastrophic events that impacted the Company’s net loss ratio. In addition, the Company recorded higher reserves for attritional losses in the agriculture line of the Insurance segment in the third quarter of 2011 compared to 2010 as a result of current drought conditions in the Southwest United States and excess moisture in the Midwest United States in the spring.
Favorable prior year loss reserve development was $44.4 million for the third quarter of 2011 compared to $35.1 million during the same period in 2010. In the third quarter of 2011, prior year loss reserves emerged favorably across each line of the Reinsurance segment and the short tail and long tail lines of the Insurance segment.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended September 30, 2011 was lower than that for the same period in 2010 because the agriculture line of the Insurance segment comprises a significantly greater portion of earned premiums in the current period and has lower related acquisition costs.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the third quarter of 2011 decreased compared to the same period in 2010 due to higher earned premiums in the agriculture line of the Insurance segment offset partially by higher personnel costs resulting from increased headcount. At September 30, 2011, the Company had a total of 864 employees compared to 796 employees at September 30, 2010.
Income Tax Benefit
The Company recorded a tax benefit for the quarter ended September 30, 2011 of $1.2 million compared to a tax expense of $0.1 million for the quarter ended September 30, 2010 due to an increase in net losses experienced in its United States taxable jurisdictions compared to 2010.
Net (Loss) Income
The Company produced a net loss of $20.0 million in the three months ended September 30, 2011 compared to net income of $139.1 million in the same period of 2010 primarily as a result of the increase in catastrophe losses and the decrease in net investment income during the current period.

Consolidated Results of Operations — For the Nine Months Ended September 30, 2011 and 2010
Results of operations for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,204,148	$1,864,011	18.2%
Ceded premiums written	(412,191)	(258,382)	59.5%

Net premiums written	1,791,957	1,605,629	11.6%

Net premiums earned	1,430,904	1,291,377	10.8%
Net investment income	106,443	143,484	(25.8)%
Net realized and unrealized gains	26,340	15,174	73.6%
Net impairment losses recognized in earnings	(2,819)	(3,233)	(12.8)%
Other underwriting loss	(2,122)	(2,046)	3.7%

Total revenues	1,558,746	1,444,756	7.9%

Expenses
Losses and loss expenses	1,220,514	791,676	54.2%
Acquisition expenses	205,754	198,095	3.9%
General and administrative expenses	190,421	174,164	9.3%
Amortization of intangibles	8,800	7,764	13.3%
Net foreign exchange gains	(7,655)	(6,465)	18.4%
Interest expense	27,166	25,709	5.7%
Income tax (benefit) expense	(19,896)	303	NM (2)

Net (loss) income	$(66,358)	$253,510	NM (2)

Net loss ratio	85.3%	61.3%	24.0
Acquisition expense ratio	14.4%	15.3%	(0.9)
General and administrative expense ratio	13.3%	13.5%	(0.2)

Combined ratio	113.0%	90.1%	22.9

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the nine months ended September 30, 2011 were $2,204.1 million, an increase of $340.1 million, or 18.2%, compared to the same period in 2010. Net premiums written in the nine months ended September 30, 2011 were $1,792.0 million, an increase of $186.3 million, or 11.6%, compared to the same period in 2010. The increase in net premiums written was driven primarily by the agriculture business within the Insurance segment resulting from increased commodity prices for corn, cotton, wheat and soybeans. Net premiums written were also positively impacted by modest growth in the property and catastrophe lines of the Reinsurance segment and the casualty line of the Insurance segment as a result of new business written, larger participation and improved pricing on renewals and reinstatement premiums related to the catastrophes occurring during the period. Offsetting these increases were declines in the property and professional lines of the Insurance segment and casualty and surety and other lines of the Reinsurance segment as a result of non-renewed business.
Net premiums earned for the nine months ended September 30, 2011 were $1,430.9 million, an increase of $139.5 million, or 10.8%, from the nine months ended September 30, 2010 principally due to growth in net premiums written experienced over the last twelve months compared to the same period last year.

Net Investment Income
The Company’s net investment income of $106.4 million decreased 25.8% or $37.0 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Net investment income during the first nine months of 2011 included net mark to market losses of $7.6 million on Other Investments, comprised of alternative investments and high yield loan funds, as compared to mark to market gains of $23.8 million in the first nine months of 2010. Investment income generated by the Company’s fixed income investments declined by $6.5 million in the first nine months of 2011 compared to 2010 due to lower reinvestment rates. Investment expenses for the nine months ended September 30, 2011, including investment management fees, were $10.5 million compared to $11.1 million for the same period in 2010.
The annualized net earned yield, total return on the investment portfolio for the nine months ended September 30, 2011 and 2010 and market yield and portfolio duration as of September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
Annualized net earned yield(1)	2.31%	3.18%
Total return on investment portfolio(2)	2.60%	5.6%
Market yield(3)	1.91%	2.02%
Portfolio duration(4)	2.48 years	2.25 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.
During the nine months ended September 30, 2011, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 112 basis points range, with a high of 1.41% and a low of 0.29%. Trading activity in the Company’s portfolio for the nine months ended September 30, 2011 included reductions in U.S. agency securities, government guaranteed corporate securities and non-agency residential mortgage-backed securities and increased allocations to U.S. government securities and equity securities. The duration of the fixed income investments has increased to 2.48 years at September 30, 2011 from 2.39 years at December 31, 2010 primarily due to the decreased allocation to cash and cash equivalents and the purchase of longer duration corporate debt securities.

Net Realized and Unrealized Gains
The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2011 were $2,382.6 million compared to $2,341.0 million during the same period a year ago. Net realized investment gains increased significantly during the nine months ended September 30, 2011 compared to the same period in 2010 as the Company realized gains as a result of managing the duration of the investment portfolio. Gross realized investment gains and losses for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$40,563	$23,655
Gross realized losses on investment sales	(13,928)	(8,481)
Change in fair value of derivative financial instruments	(295)	—

Net realized and unrealized gains in earnings	$26,340	$15,174

Net Impairment Losses Recognized in Earnings
During the nine months ended September 30, 2011, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at September 30, 2011. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings for the nine months ended September 30, 2011and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(1,908)	$(2,647)
Portion of loss recognized in other comprehensive income	(911)	(586)

Net impairment losses recognized in earnings	$(2,819)	$(3,233)

The $2.8 million of OTTI losses recognized by the Company in the nine months ended September 30, 2011 relating to specific credit events occurred primarily due to reductions in expected recovery values on residential and commercial mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.9 million was shifted from a non-credit OTTI loss previously recognized in comprehensive (loss) income to a loss recorded as a credit impairment.
For the nine months ended September 30, 2010, the Company recorded $3.2 million of OTTI losses in earnings. This amount included a portion related to credit losses and a portion related to non-credit related factors. Non-credit related factors included market and sector related factors, including limited liquidity and credit spread widening.
The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at September 30, 2011 and as a result recognized approximately $35,000 in OTTI losses in the nine months ended September 30, 2011.

Net Foreign Exchange Gains
For the nine months ended September 30, 2011, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $7.7 million compared to a $6.5 million gain for the same period of 2010. The current period net foreign exchange gain resulted from net gains realized as the U.S. dollar fluctuated over the nine month period. In the prior year, the net foreign exchange gain resulted from the weakening of the U.S. dollar compared to other currencies during the period. The Company’s foreign exchange exposures have shifted from a net foreign asset position in the prior year to a net foreign liability position in the current year following the catastrophe events that occurred outside of the United States.
Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events. For the nine months ended September 30, 2011, multiple events adversely affected the Company’s net loss ratio in the Reinsurance segment. These included Hurricane Irene, Danish floods, brushfires in Texas, the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest which when accumulated triggered certain aggregate catastrophe contracts. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $354.7 million in relation to these events which added 25.2 percentage points to the Company’s net loss ratio for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, the Chilean earthquake, the New Zealand Earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $75.0 million in relation to the two events, which added 6.0 percentage points to the Company’s net loss ratio for the nine months ended September 30, 2010. In addition, the Company recorded higher reserves for attritional losses in the Insurance segment’s agriculture and property lines in the nine months ended September 30, 2011 compared to the same period in 2010 which were partially offset by lower losses in the casualty line where a small number of individual risk events impacted results in the prior period.
Favorable prior year loss reserve development was $137.9 million for the nine months ended September 30, 2011 as compared to $103.2 million for the same period in 2010. In the nine months ended September 30, 2011 and 2010, prior year loss reserves emerged favorably across each line of the Insurance and Reinsurance segment.
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
Acquisition Expenses
The acquisition expense ratio for the nine months ended September 30, 2011 was lower than that for the same period in 2010 because the agriculture line of the Insurance segment comprises a significantly greater portion of earned premiums in the current period and has lower related acquisition costs.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the nine months ended September 30, 2011 was comparable to the same period in 2010 due to higher earned premiums in the agriculture line of the Insurance segment offset partially by higher personnel costs resulting from increased headcount. At September 30, 2011, the Company had a total of 864 employees compared to 796 employees at September 30, 2010.

Income Tax (Benefit) Expense
The Company recorded a tax benefit for the nine months ended September 30, 2011 of $19.9 million compared to a tax expense of $0.3 million for the same period in 2010 due to an increase in net losses experienced in its United States taxable jurisdictions compared to 2010.
Net (Loss) Income
The Company produced a net loss of $66.4 million for the nine months ended September 30, 2011 compared to net income of $253.5 million in the same period of 2010 primarily due to the increase in catastrophe losses.
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
As of September 30, 2011, the Company had accrued losses and loss expense reserves of $3.9 billion (December 31, 2010 — $3.3 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine months ended September 30, 2011 and 2010, the Company’s net paid losses and loss expenses were $785.2 million and $392.6 million, respectively.
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
Losses and loss expenses for the three and nine months ended September 30, 2011 are summarized as follows:

Three Months Ended	Incurred related to:		Total incurred
September 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$10,648	$(4,182)	$6,466
Long tail	64,522	(8,501)	56,021
Other	197,447	272	197,719

Total Insurance	272,617	(12,411)	260,206

Reinsurance:
Short tail	176,214	(19,342)	156,872
Long tail	50,720	(11,234)	39,486
Other	1,553	(1,426)	127

Total Reinsurance	228,487	(32,002)	196,485

Totals	$501,104	$(44,413)	$456,691

Nine Months Ended	Incurred related to:		Total incurred
September 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$37,705	$(18,606)	$19,099
Long tail	199,149	(16,551)	182,598
Other	383,797	(35,056)	348,741

Total Insurance	620,651	(70,213)	550,438

Reinsurance:
Short tail	563,209	(52,750)	510,459
Long tail	164,599	(10,624)	153,975
Other	9,954	(4,312)	5,642

Total Reinsurance	737,762	(67,686)	670,076

Totals	$1,358,413	$(137,899)	$1,220,514

Losses and loss expenses for the three and nine months ended September 30, 2011 included $44.4 million and $137.9 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2011 benefited the Company’s reported loss ratio by approximately 7.9 and 9.6 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across the short tail and long tail reserving groups for the current quarter and all reserving groups for the nine months ended September 30, 2011 included within the Insurance segment and all reserving groups in the Reinsurance segment for both the three and nine months ended September 30, 2011.
For the three and nine months ended September 30, 2011, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.
Insurance
Short Tail Insurance. For the three and nine months ended September 30, 2011, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected reported claims and favorable case reserve development related to the property line of business.
Long Tail Insurance. For the three and nine months ended September 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the healthcare liability, casualty and professional lines of business. Favorable loss emergence was partially offset by adverse development within the workers’ compensation line of business which the Company exited in 2009.
Other Insurance. The Company recorded modest unfavorable loss emergence within this reserve category for the third quarter of 2011 and favorable loss reserve development for the nine months ended September 30, 2011, primarily due to lower than anticipated agriculture claims settlements for the 2010 crop year.
Reinsurance
Short Tail Reinsurance. For the nine months ended September 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe and surety and other specialty lines of business.
Long Tail Reinsurance. For the three and nine months ended September 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the Company’s casualty line of business within the Reinsurance segment.
Other Reinsurance. For the three and nine months ended September 30, 2011, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the agriculture business that is part of the surety and other specialty line of business within the Reinsurance segment.

Losses and loss expenses for the three and nine months ended September 30, 2010 are summarized as follows:

Three Months Ended	Incurred related to:		Total incurred
September 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$9,085	$(5,359)	$3,726
Long tail	73,178	(3,480)	69,698
Other	99,320	(729)	98,591

Total Insurance	181,583	(9,568)	172,015

Reinsurance:
Short tail	65,220	(17,743)	47,477
Long tail	51,458	(6,902)	44,556
Other	3,005	(921)	2,084

Total Reinsurance	119,683	(25,566)	94,117

Totals	$301,266	$(35,134)	$266,132

Nine Months Ended	Incurred related to:		Total incurred
September 30, 2010	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$22,447	$(16,904)	$5,543
Long tail	209,766	(4,574)	205,192
Other	232,005	(13,868)	218,137

Total Insurance	464,218	(35,346)	428,872

Reinsurance:
Short tail	279,025	(58,447)	220,578
Long tail	142,665	(6,072)	136,593
Other	8,974	(3,341)	5,633

Total Reinsurance	430,664	(67,860)	362,804

Totals	$894,882	$(103,206)	$791,676

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
Long Tail Insurance. For the three and nine months ended September 30, 2010, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the professional lines and healthcare liability lines of business. Favorable loss emergence was partially offset by adverse loss emergence related to the workers’ compensation line of business which the Company exited in 2009.
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
Long Tail Reinsurance. For the three and nine months ended September 30, 2010, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected reported claims within the casualty line of business within the Reinsurance segment.
Other Reinsurance. For the three and nine months ended September 30, 2010, the Company recorded a modest amount of favorable loss emergence within this reserve category, primarily due to lower than expected claims reported within the agriculture business included in the surety and other specialty line of business.
The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at September 30, 2011:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$28,669	$24,929	$53,598
Long tail	387,942	1,194,415	1,582,357
Other	370,589	26,092	396,681

Total Insurance	787,200	1,245,436	2,032,636

Reinsurance:
Short tail	488,768	423,824	912,592
Long tail	268,058	689,905	957,963
Other	573	6,773	7,346

Total Reinsurance	757,399	1,120,502	1,877,901

Totals	$1,544,599	$2,365,938	$3,910,537

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2010:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$14,730	$30,600	$45,330
Long tail	325,750	1,167,648	1,493,398
Other	116,687	74,178	190,865

Total Insurance	457,167	1,272,426	1,729,593

Reinsurance:
Short tail	319,322	351,428	670,750
Long tail	248,870	658,514	907,384
Other	990	11,210	12,200

Total Reinsurance	569,182	1,021,152	1,590,334

Totals	$1,026,349	$2,293,578	$3,319,927

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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$450,451	$303,561	$1,302,032	$999,528
Ceded premiums written	(147,241)	(99,268)	(393,020)	(251,307)

Net premiums written	303,210	204,293	909,012	748,221

Net premiums earned	318,602	242,766	730,491	616,300
Other underwriting (loss) income	(2,875)	473	(2,875)	471

	315,727	243,239	727,616	616,771

Expenses
Losses and loss expenses	260,206	172,015	550,438	428,872
Acquisition expenses	18,738	17,356	50,907	51,336
General and administrative expenses	29,328	29,256	102,361	86,523

	308,272	218,627	703,706	566,731

Underwriting income	$7,455	$24,612	$23,910	$50,040

Net loss ratio	81.7%	70.9%	75.3%	69.6%
Acquisition expense ratio	5.9%	7.1%	7.0%	8.4%
General and administrative expense ratio	9.2%	12.1%	14.0%	14.0%

Combined ratio	96.8%	90.1%	96.3%	92.0%

Premiums. Gross premiums written for the three and nine months ended September 30, 2011 in the Insurance segment increased by 48.4% and 30.3% over the same periods in 2010, respectively. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended September 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$289,656	$185,017	$156,162	$89,119
Professional Lines	39,559	30,812	43,381	38,522
Casualty	57,520	37,664	40,538	23,700
Property	30,049	17,681	30,295	21,366
Healthcare Liability	33,652	32,021	34,024	32,393
Workers’ Compensation	15	15	(839)	(807)

Total	$450,451	$303,210	$303,561	$204,293

	Nine Months Ended September 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$855,486	$577,538	$560,531	$402,395
Professional Lines	124,209	99,560	133,456	115,546
Casualty	159,580	107,234	130,172	82,265
Property	90,643	56,262	99,976	76,404
Healthcare Liability	72,243	68,542	76,782	72,947
Workers’ Compensation	(129)	(124)	(1,389)	(1,336)

Total	$1,302,032	$909,012	$999,528	$748,221

The increase in the Insurance segment net premiums written for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was driven by the following factors:
•	Growth in agriculture net premiums written due to increased commodity prices for corn, cotton, wheat and soybeans partially offset by a slight reduction in policy counts;

•	An increase in the casualty line driven by new business emanating from our contract binding authority business which was launched at the end of 2010; and

•	Declines in the property, healthcare liability and professional lines in both the three and nine month periods due to increased competition which led to either non-renewing business or a move to higher policy attachment points combined with reduced premium retentions.
Net premiums earned by the Company in the Insurance segment increased in both the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increases were primarily due to the increase in net premiums written in the agriculture line in 2011 compared to 2010.
Losses and Loss Expenses. The increases in the net loss ratios in the Company’s Insurance segment for the three and nine months ended September 30, 2011 compared to the same periods in 2010 reflected higher levels of current accident year losses in the agriculture line as a result of drought conditions experienced in the Southwest United States and excess moisture in the Midwest United States in the spring. Higher current year losses also impacted the property line as a result of several small loss events related to storms and flooding. Offsetting these loss increases was a reduction in the current accident year loss ratio in the casualty line which experienced fewer individual risk loss events in 2011 than in 2010. In addition, higher favorable prior year loss reserve development recorded in the agriculture line in 2011 offset the overall increase in losses incurred. During the third quarter and first nine months of 2011, the Company’s previously estimated loss and loss expense reserves for the Insurance segment for prior accident years were reduced by $12.4 million and $70.2 million, respectively, which decreased the net loss ratio by 3.9 and 9.6 percentage points, as compared to reductions of $9.6 million and $35.3 million, which decreased the net loss ratio by 3.9 and 5.7 percentage points, for the three and nine months ended September 30, 2010. The agriculture, property, healthcare liability, casualty and professional lines of business all experienced net reductions in estimated losses for prior accident years in the nine months ended September 30, 2011 as claims have not materialized or were settled for lower amounts than were originally estimated. These net reductions were partially offset by an increase in estimated losses for prior accident years within the workers’ compensation line of business which the Company exited in 2009.
Acquisition Expenses. The Company’s acquisition expense ratios in the Insurance segment decreased during the third quarter and first nine months of 2011 compared to 2010 as a result of a larger portion of the net premiums earned originating from the agriculture line, which has lower net acquisition costs than other lines of business in the Insurance segment.

General and Administrative Expenses. The increase in general and administrative expenses in the Insurance segment for the first nine months of 2011 as compared to 2010 was due to higher personnel costs as the Company has been investing in several new insurance lines of business, which requires higher initial expenses compared to revenues. Growth in net premiums earned resulted in a lower general and administrative expense ratio in the third quarter of 2011 compared to 2010.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$250,415	$252,013	$902,116	$864,483
Ceded premiums written	(2,298)	(4,422)	(19,171)	(7,075)

Net premiums written	248,117	247,591	882,945	857,408

Net premiums earned	242,891	227,027	700,413	675,077
Other underwriting income (loss)	734	(151)	753	(2,517)

	243,625	226,876	701,166	672,560

Expenses
Losses and loss expenses	196,485	94,117	670,076	362,804
Acquisition expenses	53,511	50,087	154,847	146,759
General and administrative expenses	29,246	30,267	88,060	87,641

	279,242	174,471	912,983	597,204

Underwriting (loss) income	$(35,617)	$52,405	$(211,817)	$75,356

Net loss ratio	81.0%	41.5%	95.6%	53.7%
Acquisition expense ratio	22.0%	22.1%	22.1%	21.8%
General and administrative expense ratio	12.0%	13.3%	12.6%	13.0%

Combined ratio	115.0%	76.9%	130.3%	88.5%

Premiums. In the third quarter of 2011, net premiums written in the Reinsurance segment increased by 0.2% over the same period of 2010. In the nine months ended September 30, 2011, net premiums written in the Reinsurance segment increased by 3.0% over the same period in 2010. Gross and net premiums written for each line of business in the Reinsurance segment for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$46,275	$43,868	$45,513	$41,154
Casualty	56,293	56,292	81,167	81,163
Property	129,203	129,203	111,395	111,395
Aerospace and marine	5,891	6,002	4,184	4,184
Surety and other specialty	12,753	12,752	9,754	9,695

Total	$250,415	$248,117	$252,013	$247,591

	Nine Months Ended September 30,
	2011		2010
	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums
	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$330,771	$314,328	$291,990	$287,721
Casualty	218,264	217,463	246,060	245,257
Property	251,475	251,475	215,916	215,916
Aerospace and marine	53,472	51,567	46,381	44,316
Surety and other specialty	48,134	48,112	64,136	64,198

Total	$902,116	$882,945	$864,483	$857,408

Net premiums written in the Reinsurance segment for the three and nine months ended September 30, 2011 were $248.1 million and $882.9 million compared to $247.6 million and $857.4 million during the same periods in 2010. The movements in net premiums written in the Reinsurance segment for the third quarter and nine months ended September 30, 2011 compared to the same periods in 2010 were primarily due to the following factors:
•	Catastrophe premiums increased as a result of renewals at higher rates and new business recorded on international catastrophe programs. Part of this growth in new business was attributable to relationships established following the assumption of business from Glacier Reinsurance AG in a quota share and renewal rights transaction in the third quarter of 2010. The growth in catastrophe premiums was also attributable to reinstatement premiums recorded in the quarter and first nine months of 2011 related to the various catastrophes;

•	Growth in the property line of business from the Company’s international operations through new business and increased shares of renewals. In addition, a significant favorable premium adjustment on a 2010 incepting policy contributed $13.2 million to net written premium in the second quarter of 2011 and additional growth upon its renewal in the third quarter; and

•	Declines in the casualty for the three and nine months ended September 30, 2011 and surety and other lines for the current quarter as a result of non-renewed business.
Net premiums earned by the Company in the Reinsurance segment for the three and nine months ended September 30, 2011 increased compared to the same period in 2010 due to the growth in gross premiums written in more recent periods.

Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 as a result of multiple catastrophe losses incurred in the period. For the quarter these included Hurricane Irene, Danish floods, and brushfires in Texas. The nine months ended September 30, 2011 also include the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest which when accumulated triggered certain aggregate catastrophe contracts. The Company recorded Reinsurance segment losses, net of reinstatement premiums and other loss sensitive accruals, of $91.1 million and $347.2 million in relation to these events for the three and nine months ended September 30, 2011. The net losses from the 2011 events added 38.4 and 50.8 percentage points to the Reinsurance segment’s net loss ratios for the three and nine months ended September 30, 2011. The Company’s Reinsurance segment results for the nine months ended September 30, 2010 were impacted by net losses of $75.0 million in relation to the Chilean earthquake, New Zealand earthquake and Windstorm Xynthia. The Company recorded $32.0 million and $67.7 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2011 compared to $25.6 million and $67.9 million in the three and nine months ended September 30, 2010. During the nine months ended September 30, 2011, the majority of the favorable loss reserve development emanated from the short tail lines of business, in particular the catastrophe line, as claims emergence in these lines was less than originally estimated by the Company.
Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2011 were comparable to the same periods in 2010.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2011 reduced slightly compared to those in the same periods in 2010 due to modest growth in net premiums earned and lower annual incentive expense.
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2011, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $545.8 million (December 31, 2010 — $640.4 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2010, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2011 without the prior approval of the applicable insurance regulator. At September 30, 2011, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $2.8 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At September 30, 2011, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of September 30, 2011 totaled $6.4 billion compared to aggregate invested assets of $6.2 billion as of December 31, 2010. The increase in invested assets since December 31, 2010 resulted from collections of premiums on insurance policies and reinsurance contracts, the proceeds from our offering of $230.0 million of Series B Preferred Shares, as discussed below, and investment income, offset by losses and loss expenses paid, interest and dividends paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid and repurchases of the Company’s ordinary shares.
As of September 30, 2011 and December 31, 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $129.9 million and $143.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2011 and December 31, 2010, the Company had also pledged $467.5 million and $500.9 million of its cash and fixed maturity investments to meet collateral obligations for $403.3 million and $439.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2011 and December 31, 2010, cash and fixed maturity investments with fair values of $370.6 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $10.3 million and $10.7 million were on deposit with Canadian regulators, respectively.
During the nine month periods ended September 30, 2011 and 2010, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of the Company. The aggregate repurchase price for the shares and the options was $321.5 million. The repurchase price per ordinary share was $44.99 per share. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase does not impact the dividend payment capacity of Endurance Bermuda for 2011.
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

Credit Facility. Under the Company’s amended and restated credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $1,175.0 million which expires May 8, 2012. As of September 30, 2011, there were no borrowings under this facility and letters of credit outstanding under the facility were $403.3 million.
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
Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive (loss) income.
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
Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities (fair market value of $49.3 million) at September 30, 2011. These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio excluding perpetual preferred equities has a beta of 0.83 in comparison to the S&P 500 Index.

In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company’s equity securities. These scenarios would result in approximate decreases in the fair market value of the Company’s equity securities of $4.1 million and $8.2 million, respectively. As we designate all equities as available-for-sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20%	%	10%	%	September 30,	10%	%	20%	%
	decrease	change	decrease	change	2011	increase	change	increase	change
	(U.S. dollars in thousands)
Equities	$(8,167)	(16.56)%	$(4,084)	(8.28)%	$49,323	$4,084	8.28%	$8,167	16.56%
Total invested assets(1)	$(8,167)	(0.13)%	$(4,084)	(0.06)%	$6,362,764	$4,084	0.06%	$8,167	0.13%
Shareholders’ equity	$(8,167)	(0.31)%	$(4,084)	(0.15)%	$2,635,950	$4,084	0.15%	$8,167	0.31%

(1)	Includes total investments and cash and cash equivalents net of investments pending settlement.
The changes described above do not take into account any potential mitigating impact from the Company’s fixed income or alternative investment portfolios or the impact of taxes.
Derivative Counterparty Credit Risk. In addition to the Company’s exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities and alternative funds and high yield loan funds, and the Company’s exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt of payment of margin. At September 30, 2011, the Company’s absolute notional value of derivative contracts was $1,018.0 million, while the net asset position of those derivative contracts was $0.5 million.
Derivative Interest Rate Risk. The Company uses interest rate futures and swaps within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At September 30, 2011, we had $200.0 million of notional long positions and $3.0 million of notional short positions of Eurodollar futures contracts and interest rate swaps. We account for these derivatives at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our consolidated balance sheet at September 30, 2011, was $0.2 million.
The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in the Eurodollar futures contracts and interest rate swaps of approximately $1.1 million at September 30, 2011. Credit spreads are assumed to remain constant in these hypothetical examples.
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
The further downgrade of U.S. government securities by credit rating agencies could adversely impact the value of the U.S. government and other securities in our investment portfolio and create uncertainty in the market generally.
The further downgrade of the U.S. government securities by credit rating agencies has the potential to adversely impact the value of the U.S. government and other securities in our investment portfolio. A further downgrade in the rating of U.S. government securities may cause the Company’s investment portfolio’s average credit rating to fall and may result in the Company no longer being in compliance with its current Investment Policy at its current level of U.S. government security holdings. In addition to the foregoing, a further downgrade in the rating of U.S. government securities may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.
Other than set forth above, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares	Value) of Shares
	(a) Total	(b) Average	Purchased as Part of	that May Yet Be
	Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased(1)	per Share	Plans or Programs(1) (2)	Plans or Programs(1) (2)
July 1, 2011 – July 31, 2011	—	$—	—	2,458,354
August 1, 2011 – August 31, 2011	—	$—	—	2,458,354
September 1, 2011 – September 30, 2011	—	$—	—	2,458,354

Total	—	$—	—	2,458,354

(1)	Ordinary shares or share equivalents.

(2)	At its meeting on August 12, 2010, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 9, 2011, superceding all previous authorizations.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at September 30, 2011 (unaudited) and December 31, 2010; (ii) the Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.
Date: November 8, 2011	By:	/s/ David Cash
David Cash
Chief Executive Officer

Date: November 8, 2011	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)