Form 10-K
period 2011-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2012-02-29
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Wellesley House

90 Pitts Bay Road

Pembroke HM 08, Bermuda

(Address of principal executive offices, including postal code)

Registrant’s telephone number, including area code: (441) 278-0400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $1.00 per share	New York Stock Exchange
Preferred Shares, Series A, par value $1.00 per share	New York Stock Exchange
Preferred Shares, Series B, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2011, was $1,317,714,099.

As of February 17, 2012, 43,092,492 ordinary shares were outstanding.

Certain portions of the registrant’s definitive proxy statement relating to its 2012 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a “safe harbor” for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	greater frequency or severity of loss activity, as a result of changing climate conditions;

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

•

changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the establishment of the Federal Insurance Office and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in the United States and the implementation of Solvency II by the European Commission;

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

•

the possible further downgrade of U.S. or foreign government securities by credit rating agencies, and the resulting effect on the value of U.S. or foreign government and other securities in our investment portfolio as well as the uncertainty in the market generally;

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

PART I

Item 1. Business

OVERVIEW

Endurance Holdings is a holding company domiciled in Bermuda. Through our operating subsidiaries based in Bermuda, the United States and the United Kingdom, we focus on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. We define specialty lines as those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. Our portfolio of specialty lines of business is organized into two business segments – Insurance and Reinsurance.

We began operations on December 17, 2001 after Endurance Bermuda completed a private placement of $1.2 billion of its equity securities. Endurance Holdings was incorporated in Bermuda in June 2002. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2011 are as follows:

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

The key elements of our strategy are:

•

Maintain a Portfolio of Profitable Specialty Lines. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We leverage our ability to participate in multiple lines of business to deploy capital and resources to the most attractive business lines at the most opportune times. The Company strategically balances its participation between insurance and reinsurance policies and contracts as well as balances exposures across product lines and geographic locations.

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

•

Utilization of Reinsurance Protection to Enhance Risk Management. When we are insuring correlated risks such as natural perils, we purchase catastrophe reinsurance at a level consistent with the size of the individual book of business being underwritten. In addition to being a critical tool for managing loss risk accumulations, reinsurance is also used to ensure our insurance businesses are of sufficient size to be considered a lead market for their products. In our Reinsurance segment, we continue to strategically review and underwrite our business on a net basis, managing our reinsurance portfolio risk through underwriting analysis and portfolio diversification. However, we may strategically purchase reinsurance protection across our portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.

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

BUSINESS SEGMENTS

The Company currently has two business segments – Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Audited Consolidated Financial Statements and related notes presented under Item 8 – “Financial Statements and Supplementary Data”.

Our two business segments and the related gross and net premiums written for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Business Segments	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Insurance	$1,469,798	$1,005,490	$1,112,192	$829,864	$1,152,150	$740,310
Reinsurance	997,316	974,331	941,044	933,880	869,300	865,740

Total	$2,467,114	$1,979,821	$2,053,236	$1,763,744	$2,021,450	$1,606,050

Insurance

Our Insurance segment is comprised of six lines of business: agriculture, professional lines, casualty, property, healthcare liability, and surety and other specialty lines. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Lines of Business	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Agriculture	$901,746	$586,659	$567,461	$404,767	$572,096	$324,480
Professional lines	169,319	137,962	170,146	148,717	193,799	167,091
Casualty	205,950	137,373	167,549	107,801	152,580	91,071
Property	109,312	64,930	122,110	88,299	124,621	68,011
Healthcare liability	82,519	77,609	87,593	82,893	82,955	78,284
Surety and other specialty	952	957	(2,667)	(2,613)	26,099	11,373

Total	$1,469,798	$1,005,490	$1,112,192	$829,864	$1,152,150	$740,310

A description of each of these lines of business follows:

Agriculture. Our agriculture insurance business focuses on traditional multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products, all offered through independent agents in the United States.

Professional Lines. Our professional lines insurance business includes directors’ and officers’ liability, errors and omissions, employment practices liability, environmental liability and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.

Casualty. Our casualty insurance line of business provides third party liability insurance for a wide range of industry groups. Our excess casualty clients are typically Fortune 1000 companies with sophisticated risk management practices who generally retain large portions of their own risk and purchase large insurance limits. In addition, we write casualty insurance that targets middle market companies at lower attachment points for the real estate, manufacturing, chemicals, financial, utilities, telecommunications, construction and other industries.

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

Surety and Other Specialty. We provide contract and commercial surety insurance on both a proportional and excess of loss basis. This business line also includes workers’ compensation insurance, which the Company ceased writing as of February 2009. Our workers’ compensation insurance line was primarily focused on niche markets in the U.S., particularly the California workers’ compensation insurance market.

Reinsurance

Our Reinsurance segment is comprised of five lines of business: catastrophe, casualty, property, aerospace and marine and surety and other specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Lines of Business	Written	Written	Written	Written	Written	Written
	(U.S. dollars in thousands)
Catastrophe	$346,021	$329,081	$309,886	$305,617	$303,404	$302,218
Casualty	277,495	276,697	294,030	293,222	255,142	254,897
Property	266,562	266,562	224,544	224,544	215,085	215,085
Aerospace and Marine	54,591	52,335	48,761	46,696	44,696	42,563
Surety and Other Specialty	52,647	49,656	63,823	63,801	50,973	50,977

Total	$997,316	$974,331	$941,044	$933,880	$869,300	$865,740

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

Surety and Other Specialty. We provide surety reinsurance for contract and commercial surety insurers, as well as for fidelity insurers, on both a proportional and excess of loss basis. This business line also includes agriculture reinsurance comprised of risks associated with the production of food and fiber on a global basis; traditional treaty, proportional and aggregate stop loss reinsurance for primary insurance companies writing multi-peril crop insurance, crop hail; and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposure to crop yield or price. Our remaining business in this line represents a variety of contracts, such as personal accident and terrorism, which are underwritten utilizing the expertise of our senior underwriting staff.

Please see Item 8 – “Financial Statements and Supplementary Data” and in our Audited Consolidated Financial Statements and related notes presented under Note 9 – “Segment Reporting” for additional information about our business segments and the geographic distribution of our gross premiums written for the last three fiscal years.

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

For the year ended December 31, 2011, Marsh & McLennan Companies, Inc. was the largest distributor in our Insurance segment, and Aon Benfield was the largest broker distributor in our Reinsurance segment. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2011, 2010 and 2009 is provided in the tables below:

Insurance

	September 30,	September 30,	September 30,
	Percentage of Net Premiums Written
Broker	2011	2010	2009
Marsh & McLennan Companies, Inc.	7.5%	10.1%	10.8%
Aon Benfield	3.8%	6.2%	7.1%
Willis companies	2.0%	3.1%	3.4%
Independent agents	58.3%	49.3%	44.0%
All others	28.4%	31.3%	34.7%

Total	100.0%	100.0%	100.0%

Reinsurance

	September 30,	September 30,	September 30,
	Percentage of Net Premiums Written
Broker	2011	2010	2009
Aon Benfield	33.0%	34.7%	32.2%
Marsh & McLennan Companies, Inc.	25.0%	29.3%	27.6%
Willis companies	23.7%	21.2%	25.4%
All others	18.3%	14.8%	14.8%

Total	100.0%	100.0%	100.0%

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

Upon receipt, claims notices are recorded by the claims staff within our underwriting, financial and claims systems. When the Company is notified of insured losses or discovers potential losses as part of its claims audits, claims personnel record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

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

While management believes it has made a reasonable estimate of ultimate losses, the ultimate claims experience may not be as reliably predicted as may be the case with other insurance and reinsurance operations, and there can be no assurance that our future losses and loss expenses will not exceed our current total reserves. For a description of the Company’s current reserves, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reserve for Losses and Loss Expenses” and Note 5 – “Reserve for losses and loss expenses” in the Notes to the Consolidated Financial Statements of the Company.

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

Underwriting Risk Management

Internal underwriting controls are established by our Chief Executive Officer, President and Chief Underwriting Officer. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with corporate risk tolerances, prudent practice and underwriting capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These underwriting authority letters reference our operating guidelines and a description of the analytic process to be followed. The underwriting authority letters additionally include referral requirements by lines of business, terms, conditions, risk exposures, transactional situations, and limits and premium capacity. Our return on capital guidelines are attached to each letter as an exhibit and are stated in terms of maximum combined ratio targets, excluding our general and administrative expenses, and minimum return on risk based capital by line of business.

Our return on capital guidelines are regularly reviewed by our Chief Executive Officer, President, Chief Underwriting Officer and our Chief Risk Officer to reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and its Underwriting and Risk Committees. For a further discussion on the role of our Board of Directors in the Company’s risk management, see “Role of the Board of Directors in Risk Management” below.

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

In certain cases, the risks assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. For more information on the Company’s reinsurance ceded, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ceded Reinsurance” and Note 6 – “Reinsurance” in the Notes to the Consolidated Financial Statements of the Company.

Catastrophe Risk Management

To achieve our catastrophe risk management objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

Our catastrophe modeling tools, which include both proprietary and licensed software, use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of commercial catastrophe models, providing feedback to the modeling companies to improve the efficiencies of their models. We also supplement the model output in certain territories with the results of our proprietary models and lessons learned from actual catastrophe events. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and surcharged for increased uncertainty. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis. Our commitment to detailed exposure data has precluded significant involvement as a retrocessionaire in the current market.

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

The Company manages the risk inherent in estimating the Company’s reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company’s susceptibility to reserving errors that may be associated with any one line or type of business. In 2011, the Company’s largest single line of business represented 36.6% of the gross premiums written by the Company. Second, where loss development uncertainty exists, the Company makes select use of the purchase of reinsurance to reduce the Company’s exposure to such loss development uncertainty, in particular in our insurance lines of business. Third, the Company incorporates uncertainty in loss trends into its underwriting pricing process. Finally, in its reinsurance business, the Company conducts active, regular audits of its ceding company clients with the intent of identifying quickly and thoroughly exposures assumed by the Company.

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

The Company manages its investment risks through both a system of limits and a strategy to optimize the interaction of risks and opportunities. To ensure diversification of the Company’s investment portfolio and avoid aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on our investment portfolio, and monitored on an ongoing basis. The Company manages its interest rate risk through an asset liability management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities and the anticipated interest rate environment. The Company manages foreign currency risk by seeking to match the Company’s liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets, such as including cash and investments, that are denominated in such currencies. In order to limit the Company’s exposure to credit risk, the Company’s investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company’s investment policy sets limits for individual credit exposures based on credit rating. The Company manages equity risk by limiting the overall size of investment in equities.

The Company uses a number of capital-at-risk models, which include volatility-scenario based measures and value-at-risk (“VaR”) and credit impairment calculations to evaluate its investment portfolio risk. Our capital-at-risk models also include the measures of risk capital applied by Standard & Poor’s (“S&P”) and A.M. Best Company (“A.M. Best”) in their risk based capital assessments of the Company. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. The Company adjusts its investment risk scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.

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

INVESTMENTS

We follow an investment strategy designed to preserve book value growth and generate appropriate risk adjusted returns while providing sufficient liquidity to meet the needs of the Company. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships, risk management and auditing and accounting. Our investment team uses specialized analytical tools to evaluate risk and potential investments to facilitate a risk managed, opportunity oriented approach to investing consistent with the requirements of the Company’s investment policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers’ performance within the established investment policy of the Company. During 2009, we began managing a portion of our investment portfolio internally. Internally managed assets were 7.4% of total invested assets at December 31, 2011 (2010—6.2%).

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

Our investment policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk profile and risk budget, which is reviewed by the Investment Committee of the Company’s Board of Directors and includes estimates of the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a specified period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. The investment risk profile is reviewed by the Investment Committee and is revised based on market conditions and developing needs of the Company. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and or company specific issues or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.

For additional information on the Company’s investment portfolio, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio” and Note 3 – “Investments” in the Notes to the Consolidated Financial Statements of the Company.

RATINGS

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Endurance Holdings and certain of its operating subsidiaries maintain a financial strength rating at Moody’s of A2, with a stable outlook, an A.M. Best rating of “A” (Excellent), with a stable outlook, and an S&P rating of “A” (Strong) with a stable outlook. All three ratings agencies conducted reviews of Endurance Holdings during 2011.

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

EMPLOYEES

As of December 31, 2011, we had 844 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

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

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda’s principal office is its executive offices in Pembroke, Bermuda. Michael J. McGuire has been appointed by the Board of Directors as Endurance Bermuda’s principal representative and has been approved by the BMA. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent, for instance the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio would be a reportable “event”; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Insurance Act applies has occurred, under the Amendment Act these events now include (i) circumstances where a Class 4 insurer undergoes a material change to the nature of the business it underwrites; and (ii) a significant loss which is likely to render the insurer unable to comply with its enhanced capital requirement. Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him.

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

Enhanced Capital Requirement (“ECR”), Minimum Solvency Margin (“MSM”) and Restrictions on Dividends and Distributions

The BMA has promulgated the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules 2008, as amended (the “Rules”) which, among other things, mandate that a Class 4 insurer’s ECR be calculated by either (a) the model set out in Schedule I to the Rules, or (b) an internal capital model that the BMA has approved for use for this purpose.

Bermuda’s risk-based regulatory capital adequacy and solvency margin regime termed the Bermuda Solvency Capital Requirement (“BSCR”) provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure and operating risks.

In order to minimise the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers operate at or above a threshold capital level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR or approved internal model minimum amounts.

The Rules provide prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the MSM. The CSR is the return setting out the insurers risk management practices and other information used by the insurer to calculate its approved internal model ECR.

Bermuda’s new capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. Where the results of scenario and stress testing indicated potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the 120% TCL figure. In circumstances where an insurer has failed to comply with an ECR given by the BMA in respect of that insurer, such insurer is prohibited from declaring or paying any dividends until the failure is rectified and the insurer is obliged to (i) provide the BMA, within fourteen days of the failure, with a written report as to why the failure occurred and remedial steps to be taken; and (ii) within forty-five days of the failure to provide the BMA with unaudited interim financial statements. In addition, the unaudited interim financial statements must be accompanied by the opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials and a CSR reflecting an ECR prepared using post-failure data.

Underlying the risk-based solvency capital regime described above is the MSM test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended). While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 insurer such as Endurance Bermuda must also ensure that, at all times, its ECR is at least equal to the MSM for a Class 4 insurer in respect of its general business, which is the greater of:

•	$100,000,000;

•	50% of net premiums written (being gross premiums written less any reinsurance premiums ceded (not exceeding 25% of gross premiums written)); and

•	15% of net loss and loss expense provisions and other general business insurance reserves.

The BMA has also introduced a three tiered capital system for Class 4 insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements. The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital. Only Tier 1 and Tier 2 Capital may be used to support an insurer’s MSM. Certain percentages of each of Tier 1, 2 and 3 Capital maybe used to satisfy an insurer’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL.

The Rules introduced a regime that requires Class 4 insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”). The CISSA will allow the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. The Rules also introduced a Catastrophe Risk Return which must be filed with the BMA, which assesses and insurer’s reliance on vender models in assessing catastrophe exposure.

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

Furthermore, under the Companies Act, each of Endurance Holdings and Endurance Bermuda may only declare or pay a dividend or make a distribution from contributed surplus, if Endurance Holdings or Endurance Bermuda, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than its liabilities.

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

Under the Companies Act, the Bermuda Minister of Finance (the “Minister”) has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

The Insurance Code of Conduct

The BMA has implemented the Insurance Code of Conduct (the “Bermuda Insurance Code”), which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for all insurers.

The Bermuda Insurance Code is divided into six categories, including:

(1) Proportionality Principle;

(2) Corporate Governance;

(3) Risk Management;

(4) Governance Mechanism;

(5) Outsourcing; and

(6) Market Discipline and Disclosure.

These categories contain the duties, requirements and compliance standards to be adhered to by all insurers. It stipulates that in order to achieve compliance with the Bermuda Insurance Code, insurers are to develop and apply policies and procedures capable of assessment by the BMA. Endurance Bermuda is required to file annually a statutory declaration confirming its compliance with the Bermuda Insurance Code.

Group Supervision

Emerging international norms in the regulation of global insurance and reinsurance groups are trending increasingly towards the imposition of group-wide supervisory regimes by one principal “home” regulator over all the legal entities in the group, no matter where incorporated. Amendments to the Insurance Act in 2010 introduced such a regime into Bermuda insurance regulation.

The Insurance Act now contains provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.

The BMA has issued the Insurance (Group Supervision) Rules 2011 (the “Group Supervision Rules”) and the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 (the “Group Solvency Rules”), each effective January 16, 2012, save for certain provisions which come into operation on later dates. The Group Supervision Rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group; and supervisory reporting and disclosures of the insurance group. The Group Solvency Rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group.

The BMA also intends to publish an insurance code of conduct in relation to group supervision. Endurance Bermuda has been notified by the BMA that the Company is subject to group supervision by the BMA, and that Endurance Bermuda is the designated insurer in respect of the Company for purposes of the Insurance Act.

Notifications to the BMA

The amendments to the Insurance Act in 2010 saw the modification of notification requirements for change of shareholder controllers. Where an insurer’s shares or its parent company’s shares are traded on any stock exchange recognized by the BMA, then any shareholder must notify the BMA within 45 days of becoming a 10 percent, 20 percent, 33 percent, or 50 percent shareholder controller of such insurer. The notice has to be given within 45 days of the shareholder becoming aware of the relevant facts. These provisions are applicable to us and our shareholders although we are unlikely to ever trigger the shareholder controller provisions in respect of U.S. shareholders due to the limitation on voting provisions in Endurance Bermuda’s bye-laws.

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

Endurance Bermuda is also required to notify the BMA in writing in the event any person has become or ceased to be an officer of Endurance Bermuda. For these purposes, an “officer” is defined as being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters. Failure to give a required notice is an offence under the Insurance Act.

An insurer, or designated insurer, in respect of the group of which it is a member, must notify the BMA in writing that it proposes to take measures that are likely to be of material significance for the discharge, in relation to the insurer or the insurance group, of the BMA’s functions under the Insurance Act. Measures that are likely to be of material significance include:

•	Acquisition or transfer of insurance business being part of a scheme falling within section 25 of the Insurance Act or section 99 of the Companies Act;

•	amalgamation with or acquisition of another firm; and

•	a material change in the insurer’s business plan not otherwise reported to the BMA.

In respect of the foregoing, the BMA is obliged to service a notice of objection to the material change unless it is satisfied that:

•	the interest of policyholders and potential policyholders of the insurer or the insurance group would not in any manner be threatened by the material change; and

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

Certain Other Bermuda Law Considerations

Endurance Holdings and Endurance Bermuda each are required to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. Endurance Holdings and Endurance Bermuda are prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

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

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003, and Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our ordinary shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of the company remain so listed. The ordinary shares of Endurance Holdings are listed on the New York Stock Exchange.

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

The Minister, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, as amended, has given us a written assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations or our shares, debentures or other obligations until March 31, 2035. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.

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

Insurers are required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin and to report it to the FSA (though the Enhanced Capital Requirement is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance (“ICG”) regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA and has agreed with the FSA the bases and methodology for this calculation. This calculation is used along with other tools by the FSA to help establish the ICG. Endurance U.K. is currently calculating the Enhanced Capital Requirement for December 31, 2011. Should Endurance U.K. not meet this test, additional capital may be required.

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

The European Commission, jointly with Member States, is carrying out a fundamental review of the regulatory capital and supervisory regime of the insurance industry (the Solvency II project). Its objective is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. Endurance U.K. is monitoring the ongoing consultation and legislative steps following adoption of the Solvency II Framework Directive in May 2009 (which will be amended by a further “Omnibus Directive” proposed by the European Commission in January, 2011) (together the “Solvency II Directive”). The legislation implementing the final version of the Solvency II Directive is likely to take effect in the U.K. and the other E.U. member states on January 1, 2014, and will replace the current solvency requirements described above. The FSA is undertaking a program of preparatory work and supervisory visits to insurers, in order to identify the actions which it considers that insurers should now undertake in anticipation of the implementation of the Solvency II Directive and to review insurers’ internal models for calculating all or part of the new solvency capital requirements. Endurance UK is fully co-operating with the FSA in this respect.

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

Elimination of the FSA

The U.K. Government is currently consulting on proposals to reform the U.K. regulatory structure. This means that, as of the end of 2012, the FSA will cease to exist in its current form and three new regulatory bodies will be established in its place. Endurance U.K. will be supervised by both the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”) going forward. The FCA will be responsible for regulating the day-to-day conduct of insurance firms and the PRA will have responsibility for monitoring compliance with prudential requirements. It is proposed that the FCA will have a more interventionalist approach to regulation and will be focused on consumer outcomes.

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

The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level. The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the “Model Act”) and its Insurance Holding Company System Model Regulation (the “Model Regulation”). Among other things, the revised Model Act and Model Regulation explicitly address “enterprise” risk – the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse affect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole – and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the NAIC Model Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction.

In June 2011, Texas became one of the first states to adopt the principal components of the amended Model Act. The related amendments to the Texas insurance holding company act depart somewhat from the Model Act in including a phase-in of the enterprise risk annual reporting requirement based on the volume of total direct or assumed annual premiums written by the insurer during the preceding 12-month period. Ultimate controlling persons of insurers with direct written and assumed premiums of more than $1 billion but less than $5 billion during the preceding 12-month period must file their first enterprise risk report with the first annual registration statement that becomes due after January 1, 2014. If the insurance regulator in Delaware adopts the revised Model Act and Model Regulation, the scope of insurance holding company regulation that the Company’s holding company system is currently subject to will be significantly expanded.

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

The Model Act amendments adopted by Texas alter the method by which a person can “disclaim” control over an insurer where a presumption of control exists. Historically under the NAIC Model Act, a disclaimer of control was considered effective when filed; no affirmative approval from the state insurance regulator was required, and the regulator could disapprove a disclaimer only upon a notice and hearing. Under the amendments to the Model Act adopted in Texas, a disclaimer is deemed effective after 60 days unless disallowed prior to that time, and disallowance does not require a notice or hearing. The Texas amendments expressly provide, however, that the Texas Commissioner of Insurance (the “Texas Commissioner”) may disallow a disclaimer at any time if the Texas Commissioner determines that the disclaimer is incomplete or inaccurate or is no longer accurate.

Under the 2011 amendments to the Texas insurance holding company act, a “divesting person” must have the “divestiture” approved by the Texas Commissioner. Unlike the NAIC Model Act amendments, which require the confidential notice of proposed divestiture at least 30 days prior to the cessation of control, the Texas amendments require a divesting person to file a notice of its proposed divestiture with the Texas Commissioner at least 60 days before the cessation of control. In considering whether to approve or deny the divestiture, the Texas Commissioner shall consider whether it may jeopardize financial stability of the insurer or prejudice the interest of the insurer’s policyholders or other claimants.

State Insurance Regulation of the Company’s U.S. Operating Subsidiaries

State insurance authorities have broad regulatory powers with respect to various aspects of the business of the Company’s U.S. operating subsidiaries including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards (including risk-based capital standards), establishing credit for reinsurance requirements, approval of policy forms and dates, and regulating investments, dividends and transactions between an insurer and its affiliates. With respect to direct insurance business, states may also regulate rates and forms used by insurers admitted to transact business within a given state jurisdiction and the marketplace conduct of such insurers. With respect to reinsurance, other than bulk reinsurance arrangements, the terms and conditions of reinsurance agreements between unaffiliated parties generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms.

State insurance laws and regulations require each of the Company’s U.S. operating subsidiaries to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business; and the operations of the Company’s U.S. operating subsidiaries are subject to examination by those departments at any time. The Company’s U.S. operating subsidiaries prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also occasionally make inquiries and conduct examinations or investigations regarding the compliance of our companies, as well as other companies in our industry, with insurance, securities and other laws.

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

The dividend limitations imposed by Delaware and Texas insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2011, of the Company’s U.S. operating subsidiaries, only ARMtech had earned surplus, and therefore, only ARMtech could declare or distribute dividends in 2011 without prior regulatory approval.

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

Under reinsurance credit rules established under the Dodd-Frank Act, a U.S. ceding insurer need not satisfy the reinsurance credit rules of any nondomestic state if the following two conditions are met: 1) the ceding insurer’s domestic state is NAIC-accredited, and 2) the ceding insurer’s domestic state recognizes credit for reinsurance for its ceded risk.

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

Switzerland

In 2008, Endurance Bermuda established a branch in Zurich, Switzerland named Endurance Specialty Insurance Ltd. Pembroke (Bermuda) Zurich Branch. Swiss law does not impose additional regulation upon a Swiss branch of a foreign reinsurer.

Singapore

In 2008, Endurance Specialty Insurance Ltd. Singapore Branch received regulatory approval from the Monetary Authority of Singapore to operate as a branch insurer of Endurance Bermuda in Singapore to transact general reinsurance domestically and internationally. The branch is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act. Endurance Specialty Insurance Ltd. Singapore Branch is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated by ACRA pursuant to the Companies Act. Endurance Specialty Insurance Ltd. Singapore Branch has received approval under a tax incentive scheme set out in the Income Tax Act (and the relevant regulations) which provides for a concessionary corporate tax rate of 10% to be applied on its income from all its offshore general reinsurance business for a period of 10 years from April 2010 to March 2020. For the year ended December 31, 2011, capital of $33.5 million was provided to the Singapore Branch. Total capital injections from inception to December 31, 2011 were $63.4 million.

MATERIAL TAX CONSIDERATIONS

Certain Bermuda Tax Considerations

Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or our shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest or dividends paid to holders of the ordinary shares or Preferred Shares, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that we or our shareholders will not be subject to any such tax in the future.

Endurance Bermuda has received written assurance dated May 16, 2011 and Endurance Holdings has received written assurance dated May 17, 2011 from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Endurance Bermuda or Endurance Holdings or to any of their respective operations, shares, debentures or obligations until March 31, 2035; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Endurance Bermuda or Endurance Holdings in respect of real property or leasehold interests in Bermuda held by them. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.

Certain United Kingdom Tax Considerations

Endurance U.K. is a company incorporated under the laws of England and is resident in the United Kingdom for United Kingdom corporation tax purposes. Endurance U.K. is subject to United Kingdom corporation tax on its worldwide profits, subject to the availability of applicable exemptions. The current rate of United Kingdom corporation tax on profits of whatever description is 26%, reducing by 1% annually to a rate of 23% as of April 1, 2014. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K. United Kingdom withholding tax may apply to certain payments of interest by Endurance U.K. up to a rate of 20%.

Certain United States Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings and its operating subsidiaries in Bermuda, the United States and the United Kingdom and the ownership of our ordinary shares and Preferred Shares.

This summary is based upon the Code, the regulations promulgated thereunder, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax convention between the United States and Bermuda (the “Bermuda Tax Convention”) and the tax treaty between the United States and the United Kingdom (the “U.K. Treaty”), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this Annual Report on Form 10-K. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor’s investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold ordinary shares or Preferred Shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary assumes that an investor will hold our ordinary shares and Preferred Shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares and Preferred Shares under U.S. federal, state, local and other tax laws.

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

If a partnership owns ordinary shares or Preferred Shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership that owns ordinary shares or Preferred Shares, you should consult your tax advisor.

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

If Endurance Bermuda is entitled to the benefits under the Bermuda Tax Convention, it will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Whether business is being conducted in the United States through a permanent establishment is an inherently factual determination. Endurance Bermuda intends to conduct its activities so as not to have a permanent establishment in the United States, although there can be no assurance that it will achieve this result. An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Tax Convention if (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the United States or Bermuda nor U.S. citizens.

Foreign insurance companies that conduct an insurance business within the United States must maintain a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Tax Convention, either because it fails to satisfy one of the limitations on Bermuda Tax Convention benefits described above or because Endurance Bermuda is considered to have a U.S. permanent establishment, a significant portion of Endurance Bermuda’s premium and investment income could be subject to U.S. federal income tax. In addition, while the Bermuda Tax Convention clearly applies to premium income, it is not clear whether it applies to other income, such as investment income. Consequently, if Endurance Bermuda is considered to be engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Tax Convention, but the Bermuda Tax Convention is interpreted so as not to apply to investment income, a significant portion of Endurance Bermuda’s investment income could be subject to U.S. federal income tax even if Endurance Bermuda does not maintain a permanent establishment in the United States.

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

United States Taxation of Holders of Ordinary Shares and Preferred Shares

Shareholders Who Are U.S. Persons

Dividends. Distributions with respect to ordinary shares and Preferred Shares (including the payment of additional amounts, in the case of the Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the “controlled foreign corporation” (“CFC”), “related person insurance income” (“RPII”) and “passive foreign investment company” (“PFIC”) rules. These dividends should constitute “qualified dividend income” as defined in Section 1(h)(11)(B) of the Code and, thus, should be entitled to the 15% preferential federal income tax rate applicable to “qualified dividends” received before January 1, 2013 by certain shareholders (such as individuals), provided that certain holding period requirements are satisfied and certain other conditions are met, and provided further that we are not considered a passive foreign investment company. This preferential tax rate is subject to increase for dividends paid after such date.

Dividends with respect to Endurance Holdings’ ordinary shares and Preferred Shares will not be eligible for the dividends-received deduction generally allowed to U.S. corporations under the Code. The amount of any distribution that exceeds Endurance Holdings’ current and accumulated earnings and profits first will be treated as a tax free return of capital; reducing a holder’s tax basis in the ordinary shares or Preferred Shares with regard to which the distribution was made and any amount in excess of such tax basis will be treated as gain from the sale or exchange of such holder’s shares.

Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a CFC. Each “10% U.S. Shareholder” of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the CFC directly or indirectly through foreign entities, in such corporation on the last day, in such year, in which such corporation is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A foreign corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through foreign entities or constructively pursuant to the application of certain constructive ownership rules) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or the total value of all stock of such corporation.

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

A 10% U.S. Shareholder is a U.S. Person who owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. The Preferred Shares should not be considered voting stock for purposes of determining whether a U.S. Person would be a “10% U.S. Shareholder” unless and until there exists a Nonpayment Event which triggers the Preferred Shareholders’ right to elect two additional directors to the Board of Directors of Endurance Holdings. In such case, the Preferred Shares should be treated as voting stock for as long as such right continues. Due to the anticipated dispersion of Endurance Holdings’ share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of any shares that are entitled to vote and authorize the board of directors of Endurance Holdings to repurchase such shares under certain circumstances and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. There can be no assurance, however, that the IRS will not challenge the effectiveness of these bye-law provisions for purposes of preventing 10% U.S. Shareholder status and that a court will not sustain such challenge.

RPII Companies. The CFC rules also apply to certain insurance companies that earn “related person insurance income” (“RPII”). If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Preferred Shares of Endurance Holdings, directly or indirectly through foreign entities on the last day of the company’s taxable year would be required to include in its gross income for U.S. federal income tax purposes its pro rata share of Endurance U.K.’s or Endurance Bermuda’s RPII for the entire taxable year, regardless of whether such RPII is distributed. For purposes of the RPII rules, Endurance U.K. or Endurance Bermuda will be treated as a CFC if “RPII Shareholders” collectively own directly, indirectly through foreign entities or by application of the constructive ownership rules 25% or more of the stock of Endurance U.K. or Endurance Bermuda by vote or value. RPII is defined as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII Shareholder” of the foreign corporation or a “related person” to such RPII Shareholder. In general, and subject to certain limitations, “insurance income” is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company.

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

If none of these exceptions applies, each U.S. Person who directly or indirectly through foreign entities owns shares in Endurance Holdings (and therefore, indirectly in Endurance U.K. and Endurance Bermuda) on the last day of Endurance Holdings’ taxable year, will be required to include in its gross income for U.S. federal income tax purposes its share of RPII of Endurance U.K. and/or Endurance Bermuda, as applicable, for the entire taxable year. This inclusion will be determined as if such RPII were distributed proportionately only to such U.S. Persons holding shares in Endurance Holdings at that date. The inclusion will be limited to the current-year earnings and profits of Endurance U.K. or Endurance Bermuda, as applicable, reduced by the shareholder’s pro rata share, if any, of certain prior year deficits in earnings and profits.

Basis Adjustments. A RPII Shareholder’s tax basis in its Endurance Holdings ordinary shares or Preferred Shares, as the case may be, will be increased by the amount of any RPII or other subpart F income that the shareholder includes in income. Any distributions made by Endurance Holdings out of previously taxed RPII or other subpart F income will be exempt from further tax in the hands of the RPII Shareholder. The RPII Shareholder’s tax basis in its Endurance Holdings shares will be reduced by the amount of any distributions that are excluded from income under this rule.

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

Information Reporting. Under certain circumstances, U.S. Persons owning stock in a foreign corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required with respect to (i) a person who is treated as a RPII Shareholder, (ii) a 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the foreign corporation, and who owned the stock on the last of that year and (iii) under certain circumstances, a U.S. Person who acquires stock in a foreign corporation, and as a result thereof owns 10% or more of the voting power or value of such foreign corporation, whether or not such foreign corporation is a CFC. For any taxable year in which Endurance Holdings determines that gross RPII constitutes 20% or more of Endurance U.K.’s or Endurance Bermuda’s gross insurance income and the 20% Ownership Exception does not apply, Endurance Holdings intends to mail to all U.S. Persons registered as holders of its ordinary shares and Preferred Shares IRS Form 5471, completed with information from Endurance Holdings, for attachment to the U.S. federal income tax returns of such shareholders. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII Shareholder also must file IRS Form 5471 in the circumstances described above. Failure to file IRS Form 5471 may result in penalties.

Tax-Exempt Shareholders. Tax-exempt entities will be required to treat certain subpart F insurance income, including RPII that is includible in income by the tax-exempt entity as unrelated business taxable income.

Dispositions of Ordinary Shares and Preferred Shares. Subject to the discussion below relating to the redemption of Preferred Shares or the potential application of Code Section 1248 or the “PFIC” rules, any gain or loss realized by a U.S. Person on the sale or other disposition of ordinary shares or Preferred Shares will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the amount realized upon such sale or exchange and such person’s tax basis in the shares. If the holding period for these shares exceeds one year at the time of the disposition, any gain will be subject to tax at a current maximum marginal tax rate of 15% for individuals (subject to increase in 2013 without any Congressional action) and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and generally will constitute “passive income” for foreign tax credit limitation purposes.

Code Section 1248 provides that if a U.S. Person sells or exchanges stock in a foreign corporation and such person owned directly, indirectly through certain foreign entities or constructively 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as ordinary income to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. For these purposes, the Preferred Shares should not be considered as having voting power unless and until there exists a Nonpayment Event which triggers the right of holders of Preferred Shares to elect two additional directors to the board of directors of Endurance Holdings. In such case, the Preferred Shares should be treated as voting stock for as long as such right continues.

Code Section 1248 also applies to the sale or exchange of shares in a foreign corporation if the foreign corporation would be treated as a CFC for RPII purposes and would be taxed as an insurance company if it were a domestic corporation, regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Gross Income Exception or the 20% Ownership Exception applies. Regulations do not specifically address whether or how Code Section 1248 would apply to dispositions of shares of stock in a foreign corporation that is not a CFC and does not directly engage in the insurance business, but has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. Endurance Holdings believes, however, that the application of Code Section 1248 under the RPII rules should not apply to the disposition of ordinary shares or Preferred Shares because Endurance Holdings is not directly engaged in the insurance business. There can be no assurance, however, that the IRS will not interpret the regulations in a contrary manner or that the U.S. Treasury Department will not amend the regulations to provide that these rules will apply to dispositions of our ordinary shares and Preferred Shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of our shares.

Redemption of Preferred Shares. Subject to the discussion herein relating to the application of the RPII and PFIC rules, under Section 302 of the Code, a redemption of the Preferred Shares will be treated as a dividend to the extent of Endurance Holdings’ current and accumulated earnings and profits, unless such redemption satisfies the tests set forth under Section 302(b) of the Code, which would treat the redemption as a sale or exchange subject to taxation as described above under “Dispositions of Ordinary Shares and Preferred Shares.” A redemption will be treated as a sale or exchange if: (i) it is “substantially disproportionate,” (ii) constitutes a “complete termination of the holder’s stock interest” in us, or (iii) is “not essentially equivalent to a dividend”, each within the meaning of Section 302(b) of the Code. In determining whether any of these tests are satisfied, shares considered to be owned by a U.S. Person by reason of certain constructive ownership rules set forth in the Code, as well as shares actually owned, must generally be taken into account. Because the determination as to whether any of the alternative tests of Section 302(b) of the Code is satisfied with respect to a particular holder of the Preferred Shares will depend on the facts and circumstances as of the time the determination is made, U.S. shareholders should consult their tax advisors, at such time, to determine their tax treatment in light of their particular circumstances.

Passive Foreign Investment Companies. In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes “passive income” or (ii) 50% or more of its assets produce passive income.

For purposes of the PFIC determination, passive income generally includes interest, dividends, annuities and other investment income. The PFIC statutory provisions, however, contain an express exception for income derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business.

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

If Endurance Holdings were characterized as a PFIC during a given year, U.S. Persons owning ordinary shares or Preferred Shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an “excess distribution” with respect to, their shares, unless such shareholders made a “qualified electing fund election” or “mark-to-market” election. It is uncertain that Endurance Holdings would be able to provide its shareholders with the information necessary for a U.S. Person to make the elections. In general, a shareholder receives an “excess distribution” if the amount of the distribution is more than 125% of the average distribution with respect to the shares during the three preceding taxable years (or shorter period during which the taxpayer held the shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the shares was taxed in equal portions at the highest applicable tax rate on ordinary income throughout the shareholder’s period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period.

Other. Except as discussed below with respect to backup withholding, dividends paid by Endurance Holdings will not be subject to U.S. withholding tax.

Information Reporting and Backup Withholding. Information returns may be filed with the IRS in connection with payments of dividends with respect to our ordinary shares or Preferred Shares and the proceeds from a sale or other disposition of the shares unless the shareholder establishes an exemption from the information reporting rules. A U.S. Person holding our ordinary shares or Preferred Shares that does not establish such an exemption may be subject to U.S. backup withholding tax on these payments if the holder fails to provide its taxpayer identification number or otherwise comply with the backup withholding rules. The amount of any backup withholding from a payment to a U.S. Person will be allowed as a credit against the U.S. Person’s U.S. federal income tax liability and may entitle such person to a refund, provided that the required information is furnished to the IRS.

Shareholders Who Are Non-U.S. Persons

Dividends, Sales, Exchanges and Other Disposition. In general (and subject to the discussion below under “Information Reporting and Backup Withholding”), a Non-U.S. Person will not be subject to U.S. federal income or withholding tax with respect to payments of dividends on, or gain upon the disposition of, our ordinary shares or Preferred Shares unless (i) the dividends or gain is effectively connected with the conduct by the Non-U.S. Person of a trade or business in the United States or (ii) in the case of gain upon the disposition of shares, the Non-U.S. Person is an individual who is present in the United States for 183 days or more in the taxable year and certain other conditions are met. Nonresident alien individuals will not be subject to U.S. estate tax with respect to our ordinary shares or Preferred Shares.

Dividends or gain that is effectively connected with the conduct by a Non-U.S. Person of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a permanent establishment that a shareholder maintains in the United States) generally will be subject to regular U.S. federal income tax in the same manner as if it were realized by a U.S. Person. In addition, if such Non-US. Person is a non-U.S. corporation, such dividends or gain may be subject to a branch profits tax at a rate of 30% (or such lower rate as is provided by an applicable income tax treaty).

Information Reporting and Backup Withholding. If our ordinary shares or Preferred Shares are held by a Non-U.S. Person through a non-U.S. (and non-U.S. related) broker or financial institution, information reporting and backup withholding generally would not be required. Information reporting, and possibly backup withholding, may apply if the shares are held by a Non-U.S. Person through a U.S. (or U.S. related) broker or financial institution and the Non-U.S. Person fails to provide appropriate information. Non-U.S. Persons should consult their tax advisors concerning the application of the information reporting and backup withholding rules.

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

Item 1A. Risk Factors

Before investing in any of our securities, you should carefully consider the following risk factors and all other information set forth in this Annual Report on Form 10-K. These risks could materially affect our business, results of operations or financial condition and could cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. Many of the risk factors listed apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section.

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

The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, New Zealand, Australia and other parts of Southeast Asia, earthquakes in California and the Pacific Northwest and New Madrid region of the United States and drought, hail, tornado and flooding in the Midwestern United States. From time to time, we may have greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe negative results from such events than our competitors. In particular, the Company has historically had a relatively large percentage of its coverage exposures concentrated in the states of Texas, California and Florida, continental Europe, and Japan.

In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase the frequency and severity of natural catastrophes, including weather events, and may create new types of catastrophe losses. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. In the event that we experience catastrophe losses, there is a possibility that our premiums will be inadequate to cover these risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Furthermore, the estimation of reserves related to catastrophic events can be affected by the inability to access portions of the affected areas, the complexity of factors contributing to the losses, legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available. Our ability to write new business also could be adversely impacted. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

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

The terms of the Federal Multi-Peril Crop Insurance Program may change and adversely impact us.

We are one of 15 companies that currently participate in the U.S. Federal Multi-Peril Crop Insurance Program (“MPCI”) sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”). As a result of our acquisition of ARMtech in December of 2007, crop insurance premiums, which are primarily driven by MPCI, have become an increasingly larger portion of our business, totaling $901.7 million of gross premiums written in 2011, and representing 61.4% of the total gross premiums written in our Insurance segment in 2011.

The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement (“SRA”) used in connection with the MPCI program and such changes to the SRA could adversely affect the financial results of crop insurers such as ARMtech.

As an agriculture insurer, we could face losses from commodity price volatility.

A significant portion of our agriculture insurance business provides revenue protection to farmers for their expected crop revenues, which can be affected by changes in crop prices. We face the risk that significant losses could be incurred in the event of a decline in the applicable commodity prices prior to harvest. While this risk is partially mitigated by policyholder retentions, it is possible that large declines in the commodity prices of the major crops we insure, including corn, soybeans, cotton and wheat, could have a material adverse effect on our results of operations or financial condition if we are unable to effectively reinsure these risks or enter into applicable commodity price hedges.

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

The downgrade in the S&P credit rating for U.S. government securities and the continuing economic instability in the Eurozone have resulted in global financial market uncertainty and economic instability. Consequently, evolving market conditions may continue to affect our investment portfolio, results of operations, financial position and capital resources. In the event that there is further deterioration or volatility in financial markets or general economic conditions, our investment portfolio, results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2011, our top three brokers represented approximately 47.0% of our net premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Recent examples of emerging claims and coverage issues include:

•

An increase in the dollar magnitude of security class action settlements, particularly in the settlement of mega-cases, covered by professional liability and directors’ and officers’ liability insurance;

•	continued challenges to tort reform by plaintiffs with mixed results across the United States;

•	a low interest rate environment, which continues to create upward pressure on settlement values;

•	a growing trend of plaintiffs targeting property and casualty insurers relating to claims-handling practices in the adjustment of losses relating to natural disasters; and

•	securities litigation with a focus on initial public offerings and merger and acquisition activities.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse affect on our financial condition or results of operations.

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

Historically, property and casualty insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for insurance and reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of insurance and reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The continued strength of the industry’s surplus position and the establishment of new market entrants has increased the supply of insurance and reinsurance and has caused insurance and reinsurance prices in many of the markets in which we participate to decrease in the past 5 years. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for insurance and reinsurance coverage. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and cedants may affect the cycles of the insurance and reinsurance business significantly. To the extent these trends continue, our financial condition or results of operations could be materially and adversely affected.

INVESTMENT RISKS

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates, which may adversely affect our results of operations, financial condition or liquidity.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific issuers included in our portfolio and other factors outside our control.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will reduce the net unrealized gain or increase the net unrealized loss position of our investment portfolio. As portions of our fixed maturity investments mature, we may be forced to reinvest these investments at lower rates, which could result in materially lower investment yields. In the event that our estimate of our liability-cash flow profile is inaccurate, we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to adequately mitigate the interest rate risk of our assets relative to our liabilities, which could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

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

Our exposure to equity price risk relates primarily to equity market price variability. Although we take measures to manage the economic risks of investing in a changing equity market, we may not be able to adequately mitigate the equity risk of our assets relative to our liabilities.

Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments and investments in foreign subsidiaries. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, and investments in foreign subsidiaries.

A portion of our investment portfolio is allocated to Other Investments that we expect will have different risk characteristics than our investments in traditional fixed maturity investments and short-term investments, which in turn could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

A portion of our investment portfolio is allocated to Other Investments, both alternative funds and specialty funds, which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments. Our alternative funds include investments in hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies and constituted 4.9% of the carrying value of our cash and invested assets as of December 31, 2011. As of December 31, 2011, we are committed to potential future capital calls in the aggregate amount of approximately $18.1 million in connection with our alternative funds. Our specialty funds currently include investments in high yield loan and convertible debt funds and constituted 1.9% of the carrying value of our cash and invested assets as of December 31, 2011. The amount and timing of net investment income from such Other Investments tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from these investments, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. The amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner as we have for our fixed maturity portfolio. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or high yield bonds), and reinsurance counterparties could adversely affect the value of our investments, results of operations, financial condition or cash flows.

Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on the principal and interest they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed and asset-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to us. At December 31, 2011, the fixed maturity portfolio of $4.9 billion represented 77.7% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely impact the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity portfolio and our net income to decline and the default rate of the fixed maturity investments to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value and whether such declines in the Company’s value below amortized cost are due to credit related factors.

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

The further downgrade of U.S. or foreign government securities by credit rating agencies could adversely impact the value of the U.S. or foreign government and other securities in our investment portfolio and create uncertainty in the market generally.

The further downgrade of the U.S. or foreign government securities by credit rating agencies has the potential to adversely impact the value of the U.S. or foreign government and other securities in our investment portfolio. A further downgrade in the rating of U.S. or foreign government securities may cause the Company’s investment portfolio’s average credit rating to fall and may result in the Company no longer being in compliance with its current investment policy at its current level of U.S. or foreign government security holdings. In addition to the foregoing, a further downgrade in the rating of U.S. or foreign government securities may have an adverse impact on fixed income markets, which in turn could cause our net investment income to decline or have a material adverse effect on our financial condition.

Our investment portfolio contains direct and indirect exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) which may be subject to increased liquidity risk, interest rate risk and default risk as a result of deteriorating economic conditions in those countries. Increased defaults or a significant increase in interest rates could result in losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have a material adverse affect on our financial condition.

The determination of the other-than-temporary impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.

The determination of the amount of other-than-temporary impairments recognized on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class as well as an analysis on a security by security basis. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, such as mortgage-backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid. In such cases, more securities may require more subjectivity and management judgment in determining their values, including the use of inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

We hold certain investments that may lack liquidity, such as our alternative funds and specialty funds. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity which entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity.

Our investment liquidity and investment performance may affect our financial assets and ability to conduct business.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturity investments. Our income derived from our invested assets (including net realized and unrealized gains and net impairment losses recognized in earnings) was $175.2 million for the year ended December 31, 2011. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.

With respect to our liabilities, we strive to structure our investments in a manner that recognizes their cash flow profile and our potential liquidity needs. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability profile. However, if our liquidity needs or liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in that manner. The market value of our fixed maturity portfolio will be subject to fluctuations depending on changes in various factors, including prevailing interest rates. To the extent that we are unsuccessful in correlating our investment portfolio with our liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse effect on the performance of our investment portfolio.

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

Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares, class A shares, 7.75% Non-Cumulative Preferred Shares, Series A and 7.50% Non-Cumulative Preferred Shares, Series B (together, the “Preferred Shares”) and to make other payments. Under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Preferred Shares have been declared and paid. Preference shares, including the Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings.

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

As a Bermuda reinsurer, Endurance Bermuda is required to post collateral with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers, such as Endurance Bermuda. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusteed assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $1.175 billion in letters of credit under our letter of credit and revolving credit facility that expires on May 8, 2012. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.

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

Our future capital requirements depend on many factors, including our ability to underwrite new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current rating agency ratings. In addition, we need liquidity to pay our operating expenses and without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are our invested assets. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and shareholders’ equity.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our already outstanding securities. In the case of debt financings, our credit spreads have generally widened since we previously issued debt securities, which could lead to higher interest costs on new debt. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets and an inability to obtain adequate capital.

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

It is possible that U.S states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation establishing further state involvement in providing or governing the insurance or reinsurance of catastrophe exposed risks, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of one or more of the catastrophe funds established by U.S. states, which could lead either to a severe dislocation or the necessity of Federal intervention in the markets of one or more of those states, either of which would adversely impact the private insurance and reinsurance industry.

The regulatory system under which we operate, and potential changes thereto, including heightened scrutiny of issues and practices in the insurance industry could have a material adverse effect on our business.

The laws and regulations under which we operate, such as the regulations governing our insurance rates and forms, the U.S. multi-peril crop insurance program and the purchase of reinsurance by property insurers in Florida, could be revised in a manner materially adverse to the manner in which we conduct our business. Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies. These proposals include imposing standards for corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks and additional regulatory and disclosure requirements for insurance holding companies. In addition, changes to state laws and regulations may result from attention by state insurance regulators on the U.S. insurance solvency regulation framework pursuant to the NAIC’s “Solvency Modernization Initiative.”

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

Endurance American and Endurance Risk Solutions write insurance on an admitted basis within the U.S. and are subject to extensive regulation. Endurance American and Endurance Risk Solutions are primarily regulated by their state of domicile under state statutes which confer comprehensive regulatory, supervisory and administrative powers on state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors or shareholders of the insurer.

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

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may impact the operations of our insurance and non-insurance subsidiaries and ultimately could impact our financial condition as well. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. Despite our efforts to maintain effective compliance procedures, there is a risk that applicable laws and regulations may be unclear, subject to multiple interpretations, under development or may conflict with one another, that regulators may revise their previous guidance or that courts overturn previous rulings, or that we could otherwise fail to meet the applicable standards.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may adversely impact our business.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, regulation of executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and establishes a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards under the supervision of the Federal Reserve. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters and established the federal Bureau of Consumer Financial Protection (the “BCFP”) which will require the BCFP and other federal agencies to implement many new rules. At this time, it is not possible to predict with any degree of certainty whether any other proposed legislation, rules or regulatory changes will be adopted or what impact, if any, the Dodd-Frank or any other such legislation, rules or changes could have on our business, financial condition or results of operations.

Solvency II could adversely impact our financial results and operations.

Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, may adversely affect our (re)insurance businesses. Implementation of Solvency II by the European Commission is expected to take effect January 1, 2014 in the European Union Member States, and will replace the current solvency requirements. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. In addition, the implementing measures that will establish the technical requirements governing the practical application of Solvency II remain subject to a consultation process; consequently, our implementation plans are based on our current understanding of the Solvency II requirements, which may change. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on our reinsurance operations in the European Union and on our group solvency calculations. Such a finding could also have adverse indirect commercial impacts on our operations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

OPERATIONAL RISKS

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if it is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items. For example, the current proposal for the convergence of U.S. GAAP with International Financial Reporting Standards (“IFRS”) may require the Company to prepare financial statements in accordance with IFRS for the year ended December 31, 2015, including comparative information also prepared under IFRS for the two previous years. Also, recent proposals from U.S. and international standard setters have indicated a possible move away from the current insurance accounting models toward a more “present value” based model which could introduce significant volatility in the earnings of insurance industry participants and significant changes in financial statement presentations and disclosures.

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

We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2011, approximately 11.3% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse affect on our results of operations.

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

Cyber security incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems to sophisticated and targeted measures known as advanced persistent threats. While we employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our information technology networks and systems and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, increased cyber security protection and remediation costs and loss of key data and systems, which in turn could have a material impact on our results of operation or financial condition.

Since we are dependent on key executives, the loss of any of these executives or our inability to retain other key personnel could adversely affect our business.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David Cash, Chief Executive Officer, and William M. Jewett, President. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians or PRC Holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or PRC Holder) is available who meets the minimum standard requirements for the advertised position. Current Bermuda law limits the duration of work permits to six years, with certain exemptions for key employees. Under new legislation it may be possible for the most senior non-Bermudian executives to be eligible for Permanent Resident status after 10 years residence in Bermuda and employment with the Company. All of our 32 Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. The terms of such permits usually range from three to five years at the time of grant depending on the individual. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

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

Holders of Endurance Holdings’ ordinary shares or Preferred Shares who own 10% or more of our voting power may be subject to taxation under the “controlled foreign corporation” (“CFC”) rules.

Certain “10% U.S. Shareholders” of a foreign corporation that is considered a “controlled foreign corporation” (a “CFC”) for U.S. federal income tax purposes must include in gross income such 10% U.S. shareholder’s pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. See “Material Tax Considerations – Certain United States Federal Income Tax Considerations – United States Taxation of Holders of Ordinary Shares and Preferred Shares – Shareholders Who Are U.S. Persons –Classification of Endurance Holdings, Endurance U.K. or Endurance Bermuda as a Controlled Foreign Corporation.” Due to the dispersion of Endurance Holdings’ share ownership among holders, its bye-law provisions that impose limitations on the concentration of voting power of its shares entitled to vote and authorize Endurance Holdings to purchase such shares under certain circumstances, and other factors, no U.S. Person that owns shares in Endurance Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a CFC. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge. Accordingly, investors should consult their tax advisors regarding the application of the CFC rules to an investment in Endurance Holdings.

U.S. Persons who hold ordinary shares or Preferred Shares may be subject to U.S. income taxation on their pro rata share of our “related party insurance income” (“RPII”).

The CFC rules apply to certain insurance and reinsurance companies that earn RPII. If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Preferred Shares of Endurance Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Endurance U.K.’s or Endurance Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would be treated as unrelated business taxable income. Although Endurance U.K. and Endurance Bermuda intend to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own ordinary shares or Preferred Shares will not be required to recognize gross income inclusions attributable to RPII. See “Material Tax Considerations – Certain United States Federal Income Tax Considerations – United States Taxation of Holders of Ordinary Shares and Preferred Shares– Shareholders Who Are U.S. Persons – RPII Companies; RPII Exceptions.”

The RPII rules provide that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance corporation that has RPII and in which U.S. Persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of ordinary shares or Preferred Shares because Endurance Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have not been interpreted by the courts or the U.S. Treasury Department, and regulations interpreting the RPII provisions of the Code exist only in proposed form. Accordingly, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares and Preferred Shares. See “Material Tax Considerations – Certain United States Federal Income Tax Considerations – United States Taxation of Holders of Ordinary Shares and Preferred Shares – Shareholders Who Are U.S. Persons – Disposition of Ordinary Shares and Preferred Shares; Uncertainty as to the Application of RPII.”

U.S. Persons who hold ordinary shares or Preferred Shares will be subject to adverse tax consequences if we are considered a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes.

We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2011. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2011 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See “Material Tax Considerations – Certain United States Federal Income Tax Considerations – United States Taxation of Holders of Ordinary Shares and Preferred Shares – Shareholders Who Are U.S. Persons – Passive Foreign Investment Companies.”

Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders

The U.S. Congress and President Obama’s Administration have discussed from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In particular, President Obama’s budget for fiscal year 2013 includes proposals that would deny a U.S. non-life insurance company a deduction for certain non-taxed reinsurance premiums paid to affiliates and defer interest deductions related to certain foreign source income. Congress has introduced similar legislation that would deny a U.S. non-life insurance company a deduction for certain non-taxed reinsurance premiums paid to affiliates, and, during prior sessions, Congress had introduced proposals relating to tax-haven jurisdictions, cross-border transactions, intangible products, and a proposal that would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S. federal income tax purposes. We cannot be certain if, when or in what form any such legislation may be enacted and whether such legislation, if enacted, would have retroactive effect. Enactment of some versions of such legislation as well as other changes in U.S. tax laws, regulations and interpretations of such legislation or tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.

The Organization for Economic Cooperation and Development (“OECD”) and the European Union are considering measures that might increase our taxes and reduce our net income.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD’s periodic progress reports, Bermuda has not been listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was included in the most recently revised OECD white list with other countries that have substantially implemented the OECD’s international tax standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our financial condition.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Endurance Holdings and Endurance Bermuda an assurance that if any legislation is enacted in Bermuda that would “impose tax computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition” any such tax will not be applicable to Endurance Holdings, Endurance Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035. It is possible that after March  31, 2035 we may be subject to Bermuda taxes.

Item 1B. Unresolved Staff Comments

The Company has no outstanding, unresolved comments from the SEC staff.

Item 2. Properties

The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2011, please see Note 11—“Commitments and Contingencies” to our Audited Consolidated Financial Statements.

Item 3. Legal Proceedings

We are party to various legal proceedings generally arising in the normal course of our business. While any proceeding contains an element of uncertainty, we do not believe that the eventual outcome of any litigation or arbitration proceeding to which we are presently a party could have a material adverse effect on our financial condition, results of operations or business. Pursuant to our insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “ENH.” The following table sets forth, for the fiscal quarters and periods indicated, the high and low closing sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	September 30,	September 30,
	High	Low

2011
First quarter	$50.43	$44.99
Second quarter	$48.98	$39.86
Third quarter	$41.76	$33.46
Fourth quarter	$38.97	$32.19

2010
First quarter	$39.12	$34.86
Second quarter	$40.43	$35.08
Third quarter	$39.97	$35.90
Fourth quarter	$46.64	$39.25

Number of Holders of Ordinary Shares

The approximate number of record holders of our ordinary shares as of February 17, 2012 was 162, not including beneficial owners of shares registered in nominee or street name.

Dividends

We paid a quarterly dividend of $0.30 per ordinary share in each of the four quarters of 2011 (2010—$0.25). Our Board of Directors reviews our ordinary share dividend each quarter and determines the amount, if any, of each dividend at that time. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2011, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $605.6 million. During 2011, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends. Endurance U.K. is currently completing statutory income (loss) statements for the year ended December 31, 2011. The Company does not expect Endurance U.K. to have material dividend capacity in 2012. As of December 31, 2011, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2012 without prior regulatory approval. As of December 31, 2011, ARMtech (with notice to the Texas Department of Insurance) could pay $3.9 million of dividends without prior regulatory approval.

Our credit facilities prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of our Preferred Shares prohibit dividends from being declared or paid on ordinary shares unless the full dividends for the latest completed dividend period on all outstanding Preferred Shares have been declared and paid.

For a description of working capital restrictions and other limitations upon the payment of dividends, see Item 1 – “Business – Regulatory Matters,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note 17 – “Statutory requirements and dividend restrictions” to the Company’s Audited Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

	September 30,	September 30,	September 30,	September 30,
				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
	(a) Total		of Shares	Value) of Shares
	Number of	(b) Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs(1) (2)	Plans or Programs(1) (2)

October 1—31, 2011	—	$—	—	2,458,354

November 1—30, 2011(2)	—	$—	—	7,000,000

December 1—31, 2011	—	$—	—	7,000,000

Total	—	$—	—	7,000,000

(1)	Ordinary shares or share equivalents.

(2)

At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superseding all previous authorizations.

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

The graph below illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of the Company’s ordinary shares, compared with such return for the (i) Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2006 to December 31, 2011. During this period, the cumulative total return on the Company’s ordinary shares was 21.13%, the cumulative total return for the S&P 500 Composite Stock Price Index was -1.25% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was -25.86%.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	12/06	12/07	12/08	12/09	12/10	12/11

Endurance Specialty Holdings Ltd.	100.00	117.11	88.42	111.53	141.51	121.13

S&P 500	100.00	105.49	66.46	84.05	96.71	98.75

S&P Property & Casualty Insurance	100.00	86.04	60.73	68.23	74.33	74.14

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

We derived the following selected consolidated financial information for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information along with the information contained in this Annual Report on Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	September 30,	September 30,	September 30,	September 30,	September 30,
For the years ended December 31,	2011	2010	2009	2008	2007

Selected Income Statement Data:
Gross premiums written	$2,467,114	$2,053,236	$2,021,450	$2,246,420	$1,781,115
Net premiums written	1,979,821	1,763,744	1,606,050	1,784,290	1,574,975
Net premiums earned	1,931,393	1,741,113	1,633,192	1,766,485	1,594,800
Net investment income	147,037	200,358	284,200	130,176	281,276
Net realized and unrealized gains (losses)	31,671	22,488	6,303	24,769	(972)
Net impairment losses recognized in (losses) earnings	(3,520)	(3,944)	(20,251)	(82,135)	(17,330)
Net losses and loss expenses	1,632,666	1,038,100	866,640	1,135,431	749,081
Acquisition expenses	282,911	264,228	267,971	299,913	307,576
General and administrative expenses	264,152	241,920	237,154	216,365	217,269
Net (loss) income	(93,734)	364,738	536,104	98,624	521,107
Preferred dividends	24,125	15,500	15,500	15,500	15,500
Net (loss) income (attributable) available to common and participating shareholders	(117,859)	349,238	520,604	83,124	505,607

Per Share Data:
Dividends declared and paid per common share	$1.20	$1.00	$1.00	$1.00	$1.00
Basic (losses) earnings per common share	$(2.95)	$6.73	$9.14	$1.41	$7.76
Diluted (losses) earnings per common share	$(2.95)	$6.38	$8.69	$1.31	$7.13
Weighted average number of common shares outstanding:
Basic	40,215	50,882	55,929	57,756	64,697
Diluted	40,215	53,728	58,874	62,136	70,462

	September 30,	September 30,	September 30,	September 30,	September 30,
As of December 31,	2011	2010	2009	2008	2007

Selected Balance Sheet Data:
Cash and investments	$6,283,107	$6,187,215	$5,974,615	$5,358,087	$5,586,189
Total assets	8,292,615	7,979,405	7,666,694	7,272,470	7,271,153
Reserve for losses and loss expenses	3,824,224	3,319,927	3,157,026	3,235,456	2,892,224
Reserve for unearned premiums	932,108	842,154	832,561	885,488	855,085
Debt	528,118	528,411	447,664	447,468	448,753
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	8,000	8,000
Preferred stock, Series B non-cumulative	9,200	—	—	—	—
Total shareholders’ equity	2,611,165	2,848,153	2,787,283	2,207,283	2,512,259

Per Share Data:
Book value per common share (a)	$51.48	$57.25	$47.74	$35.76	$38.94
Diluted book value per common share (b)	$50.56	$52.74	$44.61	$33.06	$35.05

Selected Ratios (based on U.S. GAAP income statement data):

	September 30,	September 30,	September 30,	September 30,	September 30,
For the years ended December 31,	2011	2010	2009	2008	2007
Net loss ratio(c)	84.6%	59.6%	53.1%	64.3%	47.0%
Acquisition expense ratio(d)	14.6%	15.2%	16.4%	17.0%	19.3%
General and administrative expense ratio(e)	13.7%	13.9%	14.5%	12.2%	13.6%

Combined ratio(f)	112.9%	88.7%	84.0%	93.5%	79.9%

(a)	Book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430 million (2007—2010: $200 million) redemption value of the preferred stock, divided by basic common shares outstanding of 42,366,873 at December 31, 2011, 46,258,846 at December 31, 2010 , 54,194,822 at December 31, 2009, 56,127,552 at December 31, 2008 and 59,383,755 at December 31, 2007. Common shares outstanding include 0 vested restricted share units for purposes of the December 31, 2011, 0 at December 31, 2010, 12,104 at December 31, 2009, 58,311 at December 31, 2008 and 138,756, at December 31, 2007 book value per share calculation.

(b)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430 million (2007—2010: $200 million) redemption value of the preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 43,142,277 at December 31, 2011, 50,210,614 at December 31, 2010, 57,996,331 at December 31, 2009, 60,718,312 at December 31, 2008 and 65,978,030 at December 31, 2007. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

(c)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.

(d)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.

(e)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(f)	The combined ratio is the sum of the loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

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

In the Insurance segment, the Company writes agriculture, professional lines, casualty, property, healthcare liability, and surety and other specialty insurance. In the Reinsurance segment, the Company writes catastrophe, casualty, property, aerospace and marine, and surety and other specialty reinsurance.

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

Business and Accounting Factors

The Company’s results of operations are affected by the following business and accounting factors:

Revenues. The Company derives its revenues primarily from premiums from its insurance policies and reinsurance contracts. The premiums the Company charges for the risks assumed are priced based on many assumptions and are a function of the amount and type of policies and contracts the Company writes as well as prevailing market prices, and in the case of agricultural insurance contracts, federally mandated pricing and commodity price levels. The Company prices these risks before its ultimate costs are known, which may extend many years into the future.

The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short-term investments and equity securities that are held as available for sale and Other Investments, comprised of alternative and specialty loan funds that are accounted for under the equity method of accounting. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the available for sale investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporarily impaired due to the Company’s intent to sell, requirement to sell such securities or credit related factors, such losses are included in earnings as net impairment losses recognized in (losses) earnings. For Other Investments, the Company increases or decreases the value of these investments for the Company’s share of income or loss, less dividends, which is included in net investment income.

Expenses. The Company’s expenses consist primarily of losses and loss expenses, acquisition expenses, interest expense, amortization of intangible assets and general and administrative expenses. Losses and loss expenses are estimated by management and reflect its best estimate of ultimate losses and loss adjustment costs arising during the current reporting period and revisions of prior period estimates. The Company records losses and loss expenses based on an actuarial analysis of the estimated losses the Company expects to be reported on policies and contracts written. The ultimate losses and loss expenses will depend on the actual costs to settle claims. Acquisition expenses consist principally of commissions and brokerage expenses that are typically a percentage of the premiums on successful insurance policies or reinsurance contracts written. General and administrative expenses consist primarily of personnel expenses and general operating expenses.

Marketplace Conditions and Trends. In general, at the end of 2011, we believe operating conditions continued to be competitive. In most classes of property and casualty business, we experienced neutral to downward pricing driven largely by relatively high levels of underwriting capacity and competition. In the catastrophe exposed property business, we experienced pricing increase on international and peak zone exposures underwritten due to the recent high level of worldwide catastrophe losses and from changes to catastrophe risk management models commonly used in the industry. In our agriculture business, pricing was stable, although the underlying exposure base increased with the rise in commodity prices. We continued to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.

In 2012, we believe the following five primary influences may affect the market for our insurance and reinsurance products – the continuation of the challenging global economy, continued pricing competition in many of our markets, increased volatility in agriculture commodity prices, the high level of global catastrophe losses incurred by the industry, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including high levels of unemployment, significant governmental regulation initiatives and continued uncertainty in global financial markets. Although economies are slowly recovering, the lower levels of economic activity are likely to continue to suppress growth in demand for insurance and reinsurance. This is likely to result in a continued competitive global insurance and reinsurance market in 2012. Potentially offsetting these factors is the increased volatility of agriculture commodity prices which could lead to increased risk exposure and higher demand in our agriculture insurance business. In addition, the high level of global catastrophe losses incurred by the industry in 2010 and 2011 will likely result in increased prices for catastrophe exposed property insurance and reinsurance in 2012. Lastly, the current low interest rate environment will likely encourage a lower appetite for risks that are not adequately priced as there will be reduced investment earnings from underwriting cash flows.

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

Premiums. The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies are written on a losses occurring or claims made basis during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured basis adjusts. Accordingly, we monitor the underlying insured basis and record additional or return premiums in the period in which amounts are reasonably determinable. Insurance premiums written accounted for 60%, 54%, and 57% of the Company’s gross premiums written during the years ended December 31, 2011, 2010, and 2009, respectively.

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the terms of the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 21%, 25%, and 21% of the Company’s gross premiums written during the years ended December 31, 2011, 2010, and 2009, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 19%, 21%, and 22% of the Company’s gross premiums written during the years ended December 31, 2011, 2010, and 2009, respectively.

In addition to determining the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 21%, 24%, and 23% of the Company’s gross premiums written during the years ended December 31, 2011, 2010, and 2009, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to ceding company estimates, the Company also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:

•	the ceding company’s historical premium versus projected premium;

•	the ceding company’s history of providing accurate estimates;

•	anticipated changes in the marketplace and the ceding company’s competitive position therein;

•	reported premiums to date; and

•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.

Proportional reinsurance contracts accounted for approximately 19%, 22%, and 20% of the Company’s gross premiums written during the years ended December 31, 2011, 2010, and 2009, respectively.

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

The Company’s historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 8%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. An 8% variation in the Company’s proportional premiums receivable, net as of December 31, 2011, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $1.1 million on the Company’s net income.

The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheet as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
				Surety
			Aerospace	and Other
Classes of Coverage	Casualty	Property	and Marine	Specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2011
Proportional premiums receivable, net	$96,001	$73,355	$25,986	$18,569	$213,911

As of December 31, 2010
Proportional premiums receivable, net	$100,600	$54,800	$22,900	$28,300	$206,600

As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premiums receivable asset on our balance sheet. We actively monitor our premiums receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. At December 31, 2011, the Company has an allowance for estimated uncollectible premiums receivable of $3.4 million (2010 — $4.9 million).

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

Under U.S. GAAP, the Company is not permitted to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding companies or insureds as a result of the event, its estimate of the potential losses incurred, and its estimate of the portion of such loss the Company has insured or reinsured. As a result, only loss reserves applicable to losses incurred up to the financial statement date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial. See “Reserve for Losses and Loss Expenses” below for further discussion.

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

The information gathered by the Company and the actuarial analyses performed on the gathered information is used to develop individual point estimates of carried loss and loss expense reserves for each of the Company’s business segments and underlying lines of business. These individual point estimates are then aggregated along with actual losses reported to reach the total reserve for losses and loss expenses carried on the Company’s consolidated financial statements. All of the Company’s loss reserving is currently performed on a point estimate basis. The Company does not utilize range estimation in its loss reserving process.

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. As the Company has accumulated its own loss reserve history, it has determined it is more appropriate to incorporate the Company’s actual loss experience. As of 2006, the Company determined that its own loss development history in relation to its short tail and other lines of business had reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of buinsess. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the short tail and other lines of business in its Reinsurance and Insurance segments for the year ended December 31, 2011. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves for its long tail and certain other lines of business in both its Insurance and Reinsurance segments.

Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2011 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:

•	the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;

•

the loss and exposure information provided by ceding companies, insureds and brokers in support of their submissions can be used to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;

•	historic loss development and trend experience is assumed to be indicative of future loss development and trends; and

•	no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur.

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

The inherent uncertainty of estimating the Company’s loss and loss expense reserves for its Reinsurance segment increases principally due to:

•	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;

•	the differing reserving practices among ceding companies;

•	the diversity of loss development patterns among different types of reinsurance treaties or contracts; and

•	the Company’s need to rely on its ceding companies for loss information.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserves. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2011, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2011, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.

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

Due to the inherent complexity of the assumptions used in establishing the Company’s loss and loss expense reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future. For an illustration of the effect of a 10% change in the Company’s two key inputs used in determining its loss and loss expense reserves – the expected loss ratio and the expected loss reporting pattern – please see “Reserve for Losses and Loss Expenses” below.

Investments. The Company currently classifies its fixed maturity investments, short-term investments and equity securities, as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its fixed maturity, short-term and equity investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:

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

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity, short-term and equity portfolios. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed maturity, short-term and equity portfolios at December 31, 2011 were as follows:

September 30,
Pricing services	29.2%
Index providers	59.8%
Broker/dealers	11.0%

Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2011, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.

Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2011, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.

As described above, independent pricing services, index providers and broker/dealers have their own method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and may have a material effect on the estimated fair values of the Company’s securities. If the Company determines that there has been a significant decrease in the volume and level of trading activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:

•	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

•	comparing the fair value estimates to its knowledge of the current market.

Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed maturity, short-term and equity portfolios to determine whether any declines in the fair value below the amortized cost basis of its fixed maturity, short-term and equity portfolios are other-than-temporary. If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes it down to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.

For the remaining fixed maturity and short-term investments in an unrealized loss position for which a decision to sell has not been made and it is more likely than not that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost.

If the amortized cost of the Company’s fixed maturity and short-term investments is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.

To the extent the Company determines that the amortized cost of the Company’s fixed maturity and short-term investments is likely to be recovered and related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheet.

For equity securities in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the equity security, the Company considers its ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When the Company determines that the decline in value of an equity security is other-than-temporary, the Company reduces the cost of the equity security to its fair value and recognizes the loss in the Consolidated Statements of Income and Comprehensive Income. The new cost basis is not changed for subsequent recoveries in fair value.

Other Investments. Other Investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. Other Investments consist of alternative funds and specialty funds. Alternative funds include investments in hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies. Specialty funds currently include high yield loan and convertible debt funds. The carrying value of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

Goodwill. The Company is required to make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $90.5 million as of December 31, 2011.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company’s stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2011.

Deferred Tax Assets. We provide for income taxes in accordance with the provisions of the relevant accounting guidance on, “Accounting for Income Taxes” and “Accounting for Uncertain Tax Positions” for Endurance Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions, ARMtech and Endurance U.K., which are our operating subsidiaries in income tax paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in our assumptions and resulting estimates could be material and have an adverse impact on our financial results of operations and liquidity. Any such differences are recorded in the period in which they become known. As of December 31, 2011, the Company had a net deferred income tax asset of $33.4 million (2010—$33.7 million), which includes a valuation allowance of $31.4 million (2010—$13.6 million).

Reclassifications. Certain comparative information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements. See Note 2(p), “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” of the notes accompanying our Audited Consolidated Financial Statements.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,467,114	$2,053,236	$2,021,450
Ceded premiums written	(487,293)	(289,492)	(415,400)

Net premiums written	1,979,821	1,763,744	1,606,050

Net premiums earned	1,931,393	1,741,113	1,633,192
Net investment income	147,037	200,358	284,200
Net realized and unrealized gains	31,671	22,488	6,303
Net impairment losses recognized in (losses) earnings	(3,520)	(3,944)	(20,251)
Other underwriting (loss) income	(3,547)	(1,636)	3,914

Total revenues	2,103,034	1,958,379	1,907,358

Expenses
Net losses and loss expenses	1,632,666	1,038,100	866,640
Acquisition expenses	282,911	264,228	267,971
General and administrative expenses	264,152	241,920	237,154
Amortization of intangibles	11,213	10,460	10,463
Net foreign exchange gains	(7,422)	(2,989)	(29,740)
Interest expense	36,254	34,762	30,174
Income tax (benefit) expense	(23,006)	7,160	(11,408)

Total expenses	2,196,768	1,593,641	1,371,254

Net (loss) income	$(93,734)	$364,738	$536,104

Ratios
Net loss ratio	84.6%	59.6%	53.1%
Acquisition expense ratio	14.6%	15.2%	16.4%
General and administrative expense ratio	13.7%	13.9%	14.5%

Combined ratio	112.9%	88.7%	84.0%

Premiums

Gross premiums written in 2011 were $2,467.1 million, an increase of $413.9 million, or 20.2%, compared to 2010 and an increase of $445.7 million, or 22.0% compared to 2009. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)

United States	$2,001,117	$1,598,335	$1,637,649
Worldwide	259,707	239,912	243,105
Europe	106,070	102,574	75,985
Japan	37,610	40,608	27,926
Canada	17,103	17,674	13,741
Australasia	15,364	19,325	6,566
Other	30,143	34,808	16,478

Total gross premiums written	$2,467,114	$2,053,236	$2,021,450

Net premiums written in 2011 were $1,979.8 million, an increase of $216.1 million, or 12.3%, compared to 2010 and an increase of $373.8 million, or 23.3% compared to 2009. The change in net premiums written for 2011 compared to 2010 and 2009 was driven primarily by the following factors:

•	Increased net premiums written in the agriculture business within the Insurance segment resulting from increased commodity prices for corn, cotton, wheat and soybeans;

•

Modest growth in the property and catastrophe lines of the Reinsurance segment and the casualty line of the Insurance segment as a result of new business written, increased shares and improved pricing on renewals and reinstatement premiums related to the catastrophes occurring during 2011; and

•	Declines in the property and professional lines of the Insurance segment and casualty and surety and other lines of the Reinsurance segment as a result of non-renewed business.

Ceded premiums written by the Company increased in 2011 compared to 2010 and 2009 principally in the agriculture line of the Insurance segment consistent with the growth experienced in gross premiums written. In addition, the Company chose to retain a lower level of premiums in the property, casualty and professional lines of the Insurance segment and purchased additional protection in the catastrophe line of the Reinsurance segment. Ceded premiums written were higher in 2011 than 2009 principally as a result of the growth in cessions in the agriculture line of the Insurance segment. Net premiums earned increased in 2011 compared to 2010 and 2009 as a result of the growth in net premiums written experienced over the last two years.

Net Investment Income

The components of net investment income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)

Available for sale investments	$160,580	$174,491	$195,295
Other investments	(694)	40,281	98,106
Cash and cash equivalents	924	490	2,214

	$160,810	$215,262	$295,615
Investment expenses	(13,773)	(14,904)	(11,415)

Net investment income	$147,037	$200,358	$284,200

The Company’s 2011 net investment income of $147.0 million represents a decrease of 26.6% or $53.3 million as compared to 2010 and a decrease of 48.3% or $137.2 million as compared to 2009. Net investment income during 2011 included net mark to market losses of $0.7 million on Other Investments, comprised of alternative and specialty funds, as compared to mark to market gains of $40.3 million in 2010 and mark to market gains of $98.1 million in 2009. Investment income generated by the Company’s available for sale investments decreased by $13.9 million in 2011 compared to 2010 and by $34.7 million compared to 2009 due to lower reinvestment rates. Cash and cash equivalents and investments (including pending investment settlements) increased 1.9% from

2010 and 5.5% from 2009. The increase in cash and cash equivalents and investments during 2011 and 2010 resulted from increases in market valuations of investments, positive net operating cash flows, and proceeds from the issuance of Series B Preferred Shares, partially offset by share repurchases. The increase in investment expenses in 2010 and 2011 compared to 2009 was due to an overall increase in invested assets and changes in the Company’s external investment managers.

The annualized net earned yield, total return of the investment portfolio for the years ended December 31, 2011, 2010 and 2009 and market yield and portfolio duration as of December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Annualized net earned yield(1)	2.41%	3.32%	4.97%
Total return on investment portfolio(2)	3.50%	5.54%	10.04%
Market yield(3)	1.93%	2.38%	3.04%
Portfolio duration(4)	2.39 years	2.39 years	2.30 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion and amortization from the purchase price divided by the average book value of assets.

(2)	Includes realized and unrealized gains and losses.

(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes Other Investments and Operating Cash.

(4)	Includes only cash and cash equivalents and fixed maturity securities held by the Company’s investment managers.

During 2011, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 162 basis point range, with a high of 2.40% and a low of 0.78%. Trading activity in the Company’s portfolio in 2011 included reductions in foreign governments, corporates, government guaranteed corporate securities and non-agency residential and commercial mortgage-backed securities and increased allocations to U.S. government and agency securities and equity securities. The duration of the fixed maturity portfolio held at December 31, 2011 did not change substantially compared to the end of 2010 and 2009.

Net Realized and Unrealized Gains

The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for the year ended December 31, 2011 were $3,034.9 million compared to $3,422.5 million for the year ended December 31, 2010. Net realized investment gains increased in the year ended December 31, 2011 compared to 2010 and 2009 as the Company realized gains as a result of managing the duration of the investment portfolio. Realized gains and losses on investment sales and the change in the fair value of derivative financial instruments for the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)

Gross realized gains on investment sales	$50,884	$33,788	$51,121
Gross realized losses on investment sales	(18,500)	(11,300)	(44,818)
Change in fair value of derivative financial instruments	(713)	—	—

Net realized and unrealized gains	$31,671	$22,488	$6,303

Net Impairment Losses Recognized in (Losses) Earnings

During 2011, 2010 and 2009, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. Net impairment losses recognized in earnings for the years ended December 31, 2011, 2010 and 2009 as a result of other-than-temporarily impaired securities were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)

Other-than-temporary impairment losses	$(2,659)	$(2,695)	$(50,993)
Portion of loss recognized in other comprehensive (loss) income	(861)	(1,249)	30,742

Net impairment losses recognized in (losses) earnings	$(3,520)	$(3,944)	$(20,251)

For the years ended December 31, 2011, 2010 and 2009, the Company recorded $3.5 million, $3.9 million and $20.3 million of OTTI losses in earnings, respectively. The other-than-temporary impairment losses recognized by the Company in 2011 relating to specific credit events occurred primarily due to reductions in expected recovery values on residential and commercial mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities.

The 2009 OTTI losses of $20.3 million included a portion related to credit losses and a portion related to non-credit factors. Non-credit related factors included market and sector related factors, including limited liquidity and credit spread widening.

Net Foreign Exchange Gains

During 2011, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $7.4 million compared to gains of $3.0 million for 2010 and gains of $29.7 million for 2009. The gains recorded in the current period resulted from net gains realized as the U.S. dollar fluctuated over the year. The net foreign exchange gains recorded in 2010 resulted from the weakening of the U.S. dollar compared to other currencies over that period. The net foreign exchange gains recorded in 2009 resulted from the weakening of the U.S. dollar and strengthening of British Sterling compared to other currencies over that period.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. In 2011, multiple events adversely affected the Company’s net loss ratio in the Reinsurance segment. These included Thailand floods, Hurricane Irene, Danish floods, brushfires in Texas, the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest which when accumulated triggered certain aggregate catastrophe contracts. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $466.7 million in relation to these events which added 24.8 percentage points to the Company’s net loss ratio for the year ended December 31, 2011. For the twelve months ended December 31, 2010, the Chilean earthquake, the New Zealand Earthquake and European Windstorm Xynthia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $81.1 million in relation to the three events, which added 4.8 percentage points to the Company’s net loss ratio for 2010. In 2009, the Company’s net loss ratio benefited from a relative absence of major catastrophes. Additionally, the Company recorded higher reserves for attritional losses in the Insurance segment’s agriculture and property lines in the year ended December 31, 2011 compared to 2010 which were partially offset by lower losses in the casualty line where a small number of individual risk events impacted results in 2010. The higher reserves in the agriculture line of business were due to drought conditions experienced in the Southwest United States and excess moisture in the Midwest United States in the spring, and the higher reserves in the property line of business was due to several small loss events related to storms and flooding. The Company recorded higher reserves for attritional losses in the Insurance segment’s property and healthcare lines in the year ended December 31, 2011 compared to 2009.

During 2011, 2010 and 2009, the Company’s previously estimated ultimate losses for prior accident years were reduced by $180.0 million, $126.8 million and $150.9 million, respectively, as the loss emergence related to prior accident years was lower than expected, resulting in the reserves held by the Company for those accident years being redundant. The overall net reduction in the Company’s estimated losses for prior accident years experienced in 2011 emerged in the Company’s short tail, long tail and other lines of both the Insurance and Reinsurance segments.

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

Acquisition Expenses

The Company’s acquisition expense ratio decreased in 2011 as compared to 2010 and 2009 primarily due to shifts in the earned premium mix, notably within the Insurance segment as earned premiums have increased in the agriculture line which has lower related acquisition costs than other lines. Additionally, the Company exited the workers’ compensation line of business within the Insurance segment during 2009 which had higher commission rates than other lines.

General and Administrative Expenses

The Company’s general and administrative expense ratio for 2011 was comparable to that of 2010 as higher net earned premiums offset increased expenditures. The general and administrative ratio in 2011 was lower than that of 2009 as the impact of higher net earned premiums outweighed an increase in expenditures. The increase in expenditures in 2011 compared to 2010 and 2009 was due to higher personnel costs resulting from increased headcount, increased facilities costs and increased professional service fees related to information systems consulting. At December 31, 2011, the Company had a total of 844 employees as compared to 820 employees at December 31, 2010 and 759 employees at December 31, 2009.

Income Tax (Benefit) Expense

The Company incurred a tax benefit for the year ended December 31, 2011 of $23.0 million compared to tax expense of $7.2 million and benefit of $11.4 million for the years ended December 31, 2010 and 2009. The Company incurred a higher tax benefit in 2011 due to an increase in net losses experienced in its United States taxable jurisdictions compared to 2010 and 2009.

Net (Loss) Income

The Company produced a net loss of $93.7 million in 2011 compared to net income of $364.7 million in 2010 and $536.1 million in 2009 primarily due to the increase in catastrophe losses experienced in the current year and from lower net investment income.

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,469,798	$1,112,192	$1,152,150
Ceded premiums written	(464,308)	(282,328)	(411,840)

Net premiums written	1,005,490	829,864	740,310

Net premiums earned	981,592	821,828	823,703
Other underwriting (loss) income	(3,368)	475	3,533

	978,224	822,303	827,236

Expenses
Net losses and loss expenses	765,119	558,040	553,008
Acquisition expenses	71,295	63,556	84,724
General and administrative expenses	146,115	123,335	119,766

	982,529	744,931	757,498

Underwriting (loss) income	$(4,305)	$77,372	$69,738

Ratios
Net loss ratio	77.9%	67.9%	67.1%
Acquisition expense ratio	7.3%	7.7%	10.3%
General and administrative expense ratio	14.9%	15.0%	14.6%

Combined ratio	100.1%	90.6%	92.0%

Premiums. Net premiums written in the Insurance segment increased in 2011 by 21.2% compared to 2010 and increased 35.8% compared to 2009, respectively. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	xxx	xxx	xxx	xxx	xxx	xxx
	2011		2010		2009
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)

Agriculture	$901,746	$586,659	$567,461	$404,767	$572,096	$324,480
Professional lines	169,319	137,962	170,146	148,717	193,799	167,091
Casualty	205,950	137,373	167,549	107,801	152,580	91,071
Property	109,312	64,930	122,110	88,299	124,621	68,011
Healthcare liability	82,519	77,609	87,593	82,893	82,955	78,284
Surety and other specialty	952	957	(2,667)	(2,613)	26,099	11,373

Total	$1,469,798	$1,005,490	$1,112,192	$829,864	$1,152,150	$740,310

The change in the Insurance business segment net premiums written in 2011 compared to 2010 and 2009 was driven by the following factors:

•	Growth in agriculture net premiums written due to increased commodity prices for corn, cotton, wheat and soybeans partially offset by a slight reduction in policy counts;

•	An increase in the casualty line driven by new business emanating from our contract binding authority business which was launched at the end of 2010;

•

Declines in the property, healthcare liability and professional lines due to increased competition which led to either non-renewing business or a move to higher policy attachment points combined with reduced premium retentions; and

•	A decline in surety and other specialty premiums written as a result of the Company’s exit from its workers’ compensation business in the first quarter of 2009.

Ceded premiums written by the Company in the Insurance segment increased in 2011 compared to 2010 and 2009 as the Company increased agriculture premiums ceded to the Federal Crop Insurance Corporation in line with the growth experienced in gross premiums written. In 2010, ceded premiums were significantly lower as the Company retained more agriculture premiums due to favorable growing conditions during 2010. In addition, the Company reduced premium retentions in the property and professional lines.

Net premiums earned by the Company in the Insurance segment in 2011 were higher than in both 2010 and 2009. The increases were primarily due to the growth in net premiums written in the agriculture line in 2011 compared to the prior years.

Net Losses and Loss Expenses. The increase in the net loss ratio in the Company’s Insurance segment for year ended December 31, 2011 compared to 2010 reflected higher levels of current accident year losses in the agriculture line as a result of drought conditions experienced in the Southwest United States and excess moisture in the Midwest United States in the spring. Higher current year losses also impacted the property line as a result of several small loss events related to storms and flooding. Offsetting these loss increases was a reduction in the current accident year loss ratio in the casualty line which experienced fewer individual risk loss events in 2011 than in 2010. In addition, higher favorable prior year loss reserve development recorded in the agriculture line in 2011 partially offset the overall increase in losses incurred. The net loss ratio in the Company’s Insurance segment was higher in 2011than in 2009 primarily as a result of the shift in the mix of business toward the agriculture line which experienced higher loss ratios than the other lines of business in the Insurance segment.

The net loss ratio reflected higher favorable prior year loss reserve development recorded for 2011 as compared to 2010 and lower favorable prior year loss reserve development than in 2009. Prior year loss reserves were reduced in 2011 by $70.8 million as compared to reductions of $46.9 million and $92.1 million for the years ended December 31, 2010 and 2009. Of the lines of business in the Company’s Insurance segment, the short tail property, long tail healthcare liability and other agriculture lines experienced significant net reductions in the Company’s estimated losses for prior accident years in 2011 as claims have not materialized as originally estimated by the Company. These reductions were offset by increases in the long tail workers’ compensation business within the surety and other specialty line.

Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment decreased in 2011 as compared to 2010 and 2009 as a result of a larger portion of the net premiums earned originating from the agriculture line, which has lower net acquisition costs than other lines of business in the Insurance segment.

General and Administrative Expenses. The Company’s general and administrative expense ratio in the Insurance segment for 2011 was comparable to that of both 2010 and 2009 as growth in net earned premiums offset increased expenditures. The increased expenditures in 2011 were due to higher personnel costs as the Company has been investing in several new insurance lines of business, which has resulted in increased headcount, and costs related to office closures and severance payments near the end of 2011.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$997,316	$941,044	$869,300
Ceded premiums written	(22,985)	(7,164)	(3,560)

Net premiums written	974,331	933,880	865,740

Net premiums earned	949,801	919,285	809,489
Other underwriting (loss) income	(179)	(2,111)	381

	949,622	917,174	809,870

Expenses
Net losses and loss expenses	867,547	480,060	313,632
Acquisition expenses	211,616	200,672	183,247
General and administrative expenses	118,037	118,585	117,388

	1,197,200	799,317	614,267

Underwriting (loss) income	$(247,578)	$117,857	$195,603

Ratios
Net loss ratio	91.3%	52.2%	38.8%
Acquisition expense ratio	22.3%	21.8%	22.6%
General and administrative expense ratio	12.4%	12.9%	14.5%

Combined ratio	126.0%	86.9%	75.9%

Premiums. Net premiums written in the Reinsurance segment increased in 2011 by 4.3% over 2010 and 12.5% over 2009, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)

Catastrophe	$346,021	$329,081	$309,886	$305,617	$303,404	$302,218
Casualty	277,495	276,697	294,030	293,222	255,142	254,897
Property	266,562	266,562	224,544	224,544	215,085	215,085
Aerospace and marine	54,591	52,335	48,761	46,696	44,696	42,563
Surety and other specialty	52,647	49,656	63,823	63,801	50,973	50,977

Total	$997,316	$974,331	$941,044	$933,880	$869,300	$865,740

The change in the Reinsurance business segment net premiums written during 2011 compared to 2010 and 2009 was driven by the following factors:

•

Catastrophe premiums increased as a result of renewals at higher rates and new business recorded on international catastrophe programs. Part of this growth in new business was attributable to relationships established following the assumption of business from Glacier Reinsurance AG in a quota share and renewal rights transaction in the third quarter of 2010. The growth in catastrophe premiums was also attributable to reinstatement premiums of $21.9 million recorded in 2011 related to the various catastrophes;

•

Growth in the property line of business from the Company’s international operations through new business and increased shares of renewals. In addition, a significant favorable premium adjustment on a 2010 incepting policy contributed $13.2 million to net written premium in 2011 and additional growth upon its renewal in the latter part of the year; and

•

Declines in the casualty and surety and other specialty lines compared to 2010 as a result of non-renewed business. Increased premiums in the casualty line of business compared to 2009 as elements of growth generated in 2010 through new and renewal business were sustained in 2011.

Ceded premiums written by the Company in the Reinsurance segment amounted to $23.0 million in 2011 as compared to $7.2 million and $3.6 million in 2010 and 2009, respectively. The increase in ceded premiums in 2011 compared to 2010 and 2009 resulted from the Company entering into a new worldwide property catastrophe quota share retrocession contract in 2011.

Net premiums earned increased in 2011 compared to 2010 and 2009 primarily due to the growth in gross premiums written.

Net losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for 2011 increased compared to 2010 and 2009 as a result of multiple catastrophe losses incurred in the period. These included Hurricane Irene, Thailand floods, Danish floods, brushfires in Texas, the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest which when accumulated triggered certain aggregate catastrophe contracts. The Company recorded Reinsurance segment losses, net of reinstatement premiums and other loss sensitive accruals, of $457.1 million in relation to these events for the year ended December 31, 2011. The net losses from the 2011 events added 49.9 percentage points to the Reinsurance segment’s net loss ratio for the year. The Company’s Reinsurance segment results for the year ended December 31, 2010 were impacted by net losses of $81.1 million in relation to the Chilean earthquake, New Zealand earthquake and Windstorm Xynthia. The net loss ratio incurred by the Reinsurance segment in 2009 was characterized by a relative absence of major catastrophe events.

The Company experienced higher favorable loss reserve development in its Reinsurance segment in 2011 compared to 2010 and 2009. The majority of the current year favorable loss reserve development emanated from the segment’s short tail catastrophe and the long tail casualty lines of business. During 2011, 2010 and 2009, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $109.2 million, $79.9 million and $58.8 million, respectively. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2011 was comparable to 2010 and 2009.

General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in 2011, as compared to 2010 and 2009 reduced slightly due to modest growth in net premiums earned.

Investment Portfolio

The Company had an investment portfolio (including cash and cash equivalents) with a value of $6.3 billion as of December 31, 2011. The Company’s investment portfolio is comprised of cash, cash equivalents, fixed maturity investments, short-term investments, equity securities and investments in hedge funds, private equity funds, high yield loan funds and other specialty funds, which we categorize as “Other Investments.”

The following tables set forth the types of securities, amortized costs, fair values and related gross unrealized gains and losses of our investment portfolio held as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value

U.S. government and agencies securities	$1,218,069	$51,140	$(86)	$1,269,123
U.S. state and municipal securities	52,274	1,262	(19)	53,517
Foreign government securities	73,361	1,820	(184)	74,997
Government guaranteed corporate securities	349,447	2,531	(153)	351,825
Corporate securities	1,118,481	31,526	(10,108)	1,139,899
Residential mortgage-backed securities
Agency mortgage-backed securities	933,479	31,884	(344)	965,019
Non-agency mortgage-backed securities	119,599	1,366	(6,303)	114,662
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,257	552	(2)	28,807
Non-agency mortgage-backed securities(1)	491,810	29,741	(3,068)	518,483
Asset-backed securities	316,212	2,336	(2,914)	315,634

Total fixed maturity investments	$4,700,989	$154,158	$(23,181)	$4,831,966
Short term investments	67,803	4	(5)	67,802

Total fixed income investments	$4,768,792	$154,162	$(23,186)	$4,899,768

Equity securities	$56,381	$4,162	$(776)	$59,767

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.2 million.

	September 30,	September 30,	September 30,	September 30,
		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value

U.S. government and agencies securities	$993,667	$23,576	$(6,424)	$1,010,819
U.S. state and municipal securities	29,472	745	(238)	29,979
Foreign government securities	138,157	2,557	(253)	140,461
Government guaranteed corporate securities	663,709	7,806	(365)	671,150
Corporate securities	1,205,231	31,174	(3,894)	1,232,511
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	30,946	(2,635)	883,948
Non-agency mortgage-backed securities	254,138	4,457	(12,185)	246,410
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	761	(2)	22,889
Non-agency mortgage-backed securities(1)	578,951	28,673	(2,804)	604,820
Asset-backed securities	269,055	6,168	(1,508)	273,715

Total fixed maturity investments	$5,010,147	$136,863	$(30,308)	$5,116,702
Short term investments	70,455	3	(14)	70,444

Total fixed income investments	$5,080,602	$136,866	$(30,322)	$5,187,146

Equity securities	$8,000	$5,583	$(18)	$13,565

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

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

Foreign Government Securities. Non U.S. government securities represent the fixed maturity obligations of non-U.S. governmental entities, including securities issued by governments of countries other than the United States.

Government Guaranteed Corporate Securities. Corporate issued securities backed by the full faith and credit of the sponsor country. In the U.S., government guaranteed corporates were issued under the Temporary Liquidity Guarantee Program program and issued with maturities of up to three years.

Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated A-/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate security in our portfolio represented less than 0.78% of the fixed maturity portfolio at December 31, 2011. We had minimal realized credit related losses during 2011.

Residential Mortgage-Backed Securities. The majority of the residential mortgage-backed securities in our investment portfolio are issued by FreddieMac and FannieMae. The principal risks inherent in holding agency mortgage-backed securities are prepayment and extension risks, which will affect the timing of when principal cash flows will be received. Non-agency mortgage-backed securities also have credit risk should losses on the underlying collateral exceed the credit protection provided by subordinated tranches. Endurance has no exposure to subprime mortgages and Alt-A mortgages represented 0.5% of the fixed maturity portfolio as of December 31, 2011.

Commercial Mortgage-Backed Securities. Our commercial mortgage-backed securities (“CMBS”) portfolio is diversified both geographically and by the types of underlying properties. Our portfolio is primarily backed by office and retail buildings. We have limited exposure to lodging and industrial properties. The majority of commercial mortgage-backed securities in our portfolio are non-agency and in the super senior tranche with average credit support in excess of approximately 31.7%. The principal risks inherent in holding agency commercial mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. Non-agency CMBS also have credit risk should losses on the underlying collateral exceed the credit protection provided.

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

Equity Securities

Equity securities in the Company’s investment portfolio consist of publically traded common and preferred stocks. Of the Company’s equity securities, 40.3% represent investments in an exchange traded fund that seeks to track the performance of a benchmark index of common stocks of companies that have a record of increasing dividends over time.

Investment Ratings

The investment ratings (provided by major rating agencies) for the fixed maturity portion of our investment portfolio held as of December 31, 2011 and 2010 and the percentage of our total fixed maturity portfolio they represented at such date were as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,269,123	25.9%	$1,010,819	19.5%
AAA / Aaa	941,500	19.2%	2,639,682	50.9%
AA / Aa(2)	1,665,593	34.0%	465,315	9.0%
A / A	776,251	15.8%	793,980	15.3%
BBB	130,864	2.7%	50,733	1.0%
Below BBB	114,716	2.3%	221,848	4.2%
Not rated	1,721	0.1%	4,769	0.1%

Total	$4,899,768	100.0%	$5,187,146	100.0%

(1)

The credit rating for each asset reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s. If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investor Service or Fitch Ratings is used.

(2)	Includes agency mortgage-backed securities of $993.8 million and $906.8 million at December 31, 2011 and 2010, respectively.

The contractual maturity distribution for our fixed maturity portfolio held as of December 31, 2011 and 2010 was as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$517,156	$520,755	$390,886	$393,333
Due after one year through five years	1,732,335	1,773,553	2,240,820	2,279,581
Due after five years through ten years	584,107	612,052	404,322	413,462
Due after ten years	45,837	50,803	64,663	68,988
Residential mortgage-backed securities
Agency mortgage-backed securities	933,479	965,019	855,637	883,948
Non-agency mortgage-backed securities	119,599	114,662	254,138	246,410
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,257	28,807	22,130	22,889
Non-agency mortgage-backed securities	491,810	518,483	578,951	604,820
Asset-backed securities	316,212	315,634	269,055	273,715

Total	$4,768,792	$4,899,768	$5,080,602	$5,187,146

Other Investments

The Company’s investments in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”) are recorded on the Company’s balance sheet as “Other Investments.” As of December 31, 2011, our Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to the lesser of (x) 15% of total shareholders’ equity, or (y) $350 million. This restriction does not apply to investments in specialty funds. As of December 31, 2011, the Company had invested, net of capital returned, a total of $230.7 million in alternative funds. The Company had $119.3 million available for additional alternative fund commitments at December 31, 2011. As of December 31, 2011, the market value of alternative funds represented $309.8 million or approximately 71.6% of Other Investments, and specialty funds represented $122.9 million or approximately 28.4% of Other Investments. As of December 31, 2011, our $432.7 million of Other Investments represented 6.9% of the Company’s invested assets including cash and cash equivalents, fixed maturity investments, short-term investments, equity securities, Other Investments and net pending securities transactions.

Other Investments are accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the Other Investments, which in turn are established based upon the valuation criteria in the governing documents of the Other Investments. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the Other Investments. Due to a delay in the valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Many of the Other Investments are subject to restrictions on redemptions and sale that limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the Other Investments are included in net investment income and totaled $0.7 million of losses for the year ended 2011.

Investment Portfolio Management

We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management and the type of assignment, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.

Our investment returns for the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
Investment Returns	2011	2010	2009
	(U.S. dollars in thousands)

Net investment (loss) income from other investments	$(694)	$40,281	$98,106
Net investment income from available for sale investments and cash and cash equivalents	147,731	160,077	186,094

Net investment income included in net (loss) income	147,037	200,358	284,200
Net realized and unrealized gains included in net (loss) income	31,671	22,488	6,303
Net impairment losses recognized in (losses) earnings	(3,520)	(3,944)	(20,251)
Net increase in unrealized gain included in other comprehensive (loss) income	20,073	96,049	216,790

Total net investment return	$195,261	$314,951	$487,042

During 2011, 2010 and 2009, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. In identifying such securities, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at the end of the applicable period. To the extent that the Company did not identify securities meeting these criteria, the Company then performed various analyses and reviews to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. We identified certain securities that we believe will not recover their amortized costs. As such, the Company recorded total other than temporary impairments of $3.5 million (2010—$3.9 million; 2009—$20.3 million) related to credit factors and recognized in earnings.

Securities Lending

The Company participated in a securities lending program until July of 2011. Under this program, fixed maturity investments were loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The borrowers of the Company’s securities provided the Company with collateral, typically cash, which the Company separately maintained. The Company typically invested such cash collateral in overnight repurchase agreements. As of December 31, 2010, the fair value of the investments purchased with the cash collateral received from the borrower was $59.9 million. All securities on loan were issued on a term or overnight basis and were subject to daily recall at the Company’s discretion. Upon termination of the securities lending program in July of 2011, the Company recalled all securities on loan and refunded all collateral previously held as part of the program. At December 31, 2010, securities with an estimated fair value of $58.7 million were on loan under the program and the Company was liable for cash collateral under the Company’s control of $59.9 million.

Sovereign Debt Exposure

The Company’s diversified portfolio of investments includes exposures to the debt of various European countries. The Company continuously monitors its exposures through review of its portfolio and has established investment guidelines that restrict the amount of investment exposure to any one issuer or country to depending on specific ratings of such issuer or country as stated by credit rating agencies. The Company has reduced its aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) from $335.8 million at the beginning of 2011 to $239.8 million at the end of 2011.

The following table shows the fair value of the Company’s investments exposed to all countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2011. The amortized cost basis of these investments was not significantly different from their fair value at December 31, 2011. The Company determined the underlying exposure of the investment by reference to the risk country or parent risk country as published by a third party pricing service. The Company does not have any direct exposure to sovereign debt issued by Ireland, Greece or Portugal.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Sovereign Exposure		Non-Sovereign Exposure
	Foreign Government	Government Guaranteed Corporate	Corporate securities		Structured	Equity	Gross
Country	Securities	Securities	Financial	Non-Financial	Securities(1)	Securities	Exposure
	(U.S. dollars in thousands)
Austria	$6,430	$—	$—	$—	$—	$—	$6,430
Belgium	—	—	—	538	—	—	538
Brazil	—	—	982	4,814	—	—	5,796
Cayman Islands	—	—	2,311	—	—	—	2,311
Chile	—	—	—	2,036	—	—	2,036
China	—	—	—	135	—	378	513
Columbia	—	—	—	—	—	445	445
Finland	—	—	—	102	—	—	102
France	10,049	15,079	1,328	32,913	—	1,345	60,714
Germany	13,980	650	13,523	3,141	3,630	—	34,924
Hong Kong	—	—	—	3,527	—	—	3,527
India	—	—	332	267	—	—	599
Italy	—	—	—	2,794	—	—	2,794
Japan	—	—	4,424	5,094	—	—	9,518
Republic of Korea	3,480	—	253	1,402	—	—	5,135
Luxembourg	—	—	140	1,628	275	—	2,043
Mexico	—	—	—	9,881	—	—	9,881
Netherlands	—	20,713	13,397	17,970	2,089	8,089	62,258
New Zealand	—	—	—	712	—	—	712
Philippines	—	—	—	—	—	288	288
Quatar	7,567	—	—	1,592	—	—	9,159
Russia	3,684	—	646	2,582	—	—	6,912
Saudi Arabia	—	—	—	1,802	—	—	1,802
South Africa	—	—	—	312	—	—	312
Spain	—	—	980	—	—	—	980
European Supranational(2)	7,068	—	—	—	—	—	7,068
Taiwan	—	—	—	—	—	280	280
Thailand	—	—	—	—	—	212	212
United Arab Emirates	—	—	2,503	—	—	—	2,503

Total	$52,258	$36,442	$40,819	$93,242	$5,994	$11,037	$239,792

(1)	Structured securities includes residential non-agency mortgage-backed securities, commercial non-agency mortgage-backed securities, and asset-backed securities

(2)	European Supranational securities are issued by entities formed by two or more central governments to promote economic development for the member countries, such as the World Bank, the European Bank for Reconstruction and Development and the European Investment Bank.

The following table shows the fair value as of December 31, 2011 based on the ratings of the securities held by country of risk in those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Country	AAA	AA	A	BBB	Below BB	NR	Total
	(U.S. dollars in thousands)
Austria	$6,430	$—	$—	$—	$—	$—	$6,430
Belgium	—	—	538	—	—	—	538
Brazil	—	—	2,032	3,568	196	—	5,796
Cayman Islands	—	—	—	—	2,311	—	2,311
Chile	—	—	2,036	—	—	—	2,036
China	—	—	—	—	135	378	513
Colombia	—	—	—	—	—	445	445
Finland	—	—	—	—	102	—	102
France	22,871	28,924	6,864	734	330	991	60,714
Germany	22,613	1,019	9,287	1,037	968	—	34,924
Hong Kong	—	—	3,527	—	—	—	3,527
India	—	—	—	332	267	—	599
Italy	—	—	2,433	—	361	—	2,794
Japan	—	3,768	5,750	—	—	—	9,518
Republic of Korea	—	—	4,882	253	—	—	5,135
Luxembourg	—	—	275	—	1,768	—	2,043
Mexico	—	—	9,881	—	—	—	9,881
Netherlands	29,710	17,763	14,034	—	304	447	62,258
New Zealand	—	—	—	—	712	—	712
Philippines	—	—	—	—	—	288	288
Qatar	—	4,467	4,692	—	—	—	9,159
Russia	—	—	646	6,266	—	—	6,912
Saudi Arabia	—	—	1,802	—	—	—	1,802
South Africa	—	—	—	—	312	—	312
Spain	—	—	980	—	—	—	980
European Supranational	7,068	—	—	—	—	—	7,068
Taiwan	—	—	—	—	—	280	280
Thailand	—	—	—	—	—	212	212
United Arab Emirates	—	2,503	—	—	—	—	2,503

Total	$88,692	$58,444	$69,659	$12,190	$7,766	$3,041	$239,792

On January 13, 2012, S&P downgraded the sovereign ratings of nine Eurozone countries, including France (from “AAA” to “AA+”), Austria (from “AAA” to “AA+”), and Spain (from “AA-” to “A”). If these downgrades were in effect at December 31, 2011, the total fair value of securities having a “AAA” rating in the foregoing table would have declined by $29.3 million, while securities having a “AA” rating would have increased by the same amount.

On February 15, 2012, Moody’s placed a “negative outlook” on the “AAA” rating of the United Kingdom. The Company had sovereign and non-sovereign securities of the United Kingdom with a total fair value of $167.3 million as of December 31, 2011.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments held within certain alternative funds in its Other Investments. The Company has one investment in the Other Investments category in a hedge fund with a primary focus on European indebtedness, principally focused on the declining value of European sovereign indebtedness. The Company’s initial investment in the fund was $20.0 million and its fair market value as of December 31, 2011 was in excess of that amount. The remainder of the Company’s investment within its Other Investments do not have a primary investing focus on Europe or the sovereign indebtedness of lower rated nations outside of Europe. The Company has no unfunded European exposures.

Liquidity and Capital Resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends on its Preferred Shares and common shares, if any. There are restrictions on the payment of dividends by Endurance Holdings’ operating subsidiaries to Endurance Holdings, which are described in more detail below.

The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2011, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $605.6 million without prior regulatory approval based upon the regulations of the Bermuda Insurance and Companies Acts. In addition, in December 2009, Endurance Holdings loaned Endurance Bermuda $300.0 million which was repaid by Endurance Bermuda in January 2011. In 2011, Endurance Holdings loaned a further $200 million to Endurance Bermuda which is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2011, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2012 without the prior approval of the applicable insurance regulator. At December 31, 2011, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.9 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2011, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, Other Investments, cash and cash equivalents and pending securities transactions, as of December 31, 2011 totaled $6.3 billion compared to aggregate invested assets of $6.2 billion as of December 31, 2010. The increase in invested assets since December 31, 2010 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income, the change in market value of invested assets and the issuance of preferred shares offset in part by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, interest and dividends paid, and the repurchase of the Company’s ordinary shares.

As of December 31, 2011 and 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $171.4 million and $143.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2011 and 2010, the Company had also pledged $517.2 million and $500.9 million of its cash and fixed maturity investments to meet collateral obligations for $447.3 million and $439.3 million in secured letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2011 and 2010, cash and fixed maturity investments with fair values of $370.4 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $7.6 million and $10.7 million were on deposit with Canadian regulators, respectively.

Cash Flows

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)

Net cash provided by operating activities	$281,285	$407,174	$471,905
Net cash provided by (used in) investing activities	238,105	6,185	(782,161)
Net cash used in financing activities	(234,102)	(331,862)	(233,854)
Effect of exchange rate changes on cash and cash equivalents	(4,226)	(589)	11,060

Net increase (decrease) in cash and cash equivalents	281,062	80,908	(533,050)
Cash and cash equivalents, beginning of year	609,852	528,944	1,061,994

Cash and cash equivalents, end of year	$890,914	$609,852	$528,944

During 2011, our cash and cash equivalents increased $281.1 million to $890.9 million at December 31, 2011, compared to $609.9 million at December 31, 2010, and increased compared to $528.9 million of cash and cash equivalents held at December 31, 2009.

Cash flows provided by operating activities. Cash flows provided by operating activities for the year ended December 31, 2011 were $281.3 million compared to $407.2 million for the year ended December 31, 2010 and $471.9 million for the year ended December 31, 2009. The decrease in cash flows provided by operating activities during 2011 was primarily due to lower net income and higher claim payments which was partially offset by increased premium collections.

Cash flows provided by investing activities. During the twelve months ended December 31, 2011, cash flows provided by investing activities were $238.1 million, compared to cash flows provided by investing activities of $6.2 million for 2010 and cash flows used in investment activities of $782.2 million in 2009. The Company manages it investment portfolio to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The cash flows provided by investing activities in 2011 principally reflected $194.5 million in net proceeds from the sale and maturity of investments held within our investment portfolio, while 2010 reflected net sales and maturities of $6.3 million and 2009 reflected net purchases of $817.3 million.

Cash flows used in financing activities. Our cash flows used in financing activities for the twelve months ended December 31, 2011 were $234.1 million, compared to cash flows used in financing activities of $331.9 million and $233.9 million for 2010 and 2009, respectively. The 2011 cash flows used in financing activities decreased compared to 2010 principally due to the issuance of the Series B Preferred Shares by the Company in 2011.

During the years ended December 31, 2011 and 2010, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of Endurance. The aggregate repurchase price for the shares and the options was $321.5 million. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase did not impact the disclosed dividend payment capacity of Endurance Bermuda as of December 31, 2011. During the three months ended December 31, 2011, the Company repurchased $0.5 million of its 6.15% Senior Notes due October 15, 2015.

Variable Delivery Forward. On September 11, 2007, Endurance Holdings entered into a variable delivery equity forward sale agreement under which Endurance Holdings was entitled to sell ordinary shares to an affiliate of Deutsche Bank Securities, Inc. for proceeds of approximately $150 million. The equity forward sale agreement was originally scheduled to be settled or terminate commencing on July 20, 2010. On June 18, 2010, Endurance Holdings, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. entered into an agreement to terminate the equity forward sale agreement. The Company did not issue any of its ordinary shares in connection with the transaction, nor did the Company incur any early termination penalties in connection with the termination of the agreement.

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

Contractual Obligations. At December 31, 2011, letters of credit totaling $447.3 million were outstanding, $199.5 million face value of 6.15% Senior Notes due October 15, 2015 (the “6.15% Senior Notes”) were outstanding and $335 million face value of 7% Senior Notes due July 15, 2034 (the “7% Senior Notes”) were outstanding.

The Company’s contractual obligations as of December 31, 2011 are summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(U.S. dollars in thousands)

Reserve for losses and loss expenses	$3,824,244	$1,331,823	$1,120,194	$550,905	$821,322
6.15% Senior Notes	199,500	—	—	199,500	—
Interest on 6.15% Senior Notes	49,077	12,269	24,539	12,269	—
7% Senior Notes	335,000	—	—	—	335,000
Interest on 7% Senior Notes	539,350	23,450	46,900	46,900	422,100
Investment commitments(1)	18,061	18,061	—	—	—
Operating lease obligations(2)	70,857	13,701	21,152	12,575	23,429

Total	$5,036,089	$1,399,304	$1,212,785	$822,149	$1,601,851

(1)	The Company entered into investment agreements to invest additional amounts in Other Investments.

(2)	The Company leases office space and office equipment under various operating leases.

The Company expects to fund these estimated obligations noted in the table above through operating cash flows and existing cash and investments.

The following table summarizes the components of our capital resources at December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010
	(U.S. dollars in thousands)

Senior notes	$528,001	$528,324

Preferred shares	430,000	200,000
Common shareholders equity	2,181,165	2,648,153

Total capital resources(1)	3,139,166	3,376,477

Ratio of debt to total capital resources	16.8%	15.6%

Ratio of debt plus preferred shares to total capital resources	30.5%	21.6%

(1)	The Company also has credit facility capacity of $727.7 million and $735.7 million as at December 31, 2011 and 2010 , respectively.

Credit Facility. As of December 31, 2011 and 2010, the Company had $447.3 million and $439.3 million, respectively, of letters of credit outstanding under the 2007 Credit Facility and no revolving loans outstanding. The Company was in compliance with all covenants contained in the 2007 Credit Facility as of December 31, 2011.

Senior Notes. On October 17, 2005, Endurance Holdings issued $200 million principal amount of 6.15% Senior Notes. The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. Endurance Holdings used net proceeds from the offering to repay the $143.5 million revolving loan then outstanding under the credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes. On December 16, 2011, the Company repurchased $0.5 million of its 6.15% Senior Notes due October 15, 2015.

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

At December 31, 2011, the carrying value of the Senior Notes stood at $528.0 million while the fair value as determined by quoted market valuation was $535.3 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2011.

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

Preferred Shares. On October 10, 2005, Endurance Holdings issued 8,000,000 shares of its 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”) and on June 1, 2011, Endurance Holdings issued 9,200,000 shares of its 7. 5% Non-Cumulative Preferred Shares, Series B (the “Series B Preferred Shares”). The Series A Preferred Shares and Series B Preferred Shares sold were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange. The Series A Preferred Shares and Series B Preferred Shares were both issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds of $193.5 million from its offering of Series A Preferred Shares and $224.0 million from its offering of Series B Preferred Shares, in each case after expenses and underwriting discounts. The proceeds from both offerings were used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes.

The Series A Preferred Shares and Series B Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2015 (in the case of the Series A Preferred Shares) and after June 1, 2016 (in the case of the Series B Preferred Shares) in each case at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series A Preferred Shares or Series B Preferred Shares before their respective redemption dates at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series A Preferred Shares or Series B Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.

Dividends on the Series A Preferred Shares and Series B Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.75% in the case of the Series A Preferred Shares and an annual rate of 7.5% in the case of the Series B Preferred Shares. Dividends on the Series A Preferred Shares and Series B Preferred Shares are not cumulative.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares, Series B Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings’ common equity securities, a liquidating distribution in the amount of $25 per Series A Preferred Share and Series B Preferred Share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares, Series B Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.

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

Holders of the Series A Preferred Shares and the Series B Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares or the Series B Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.

On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under the 2007 Credit Facility, capital generated from the offering and sale of its Senior Notes, Series A Preferred Shares, Series B Preferred Shares and ordinary shares, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity or hybrid securities in order to implement its business strategy or pay claims.

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K which was valued at £93.5 million as of December 31, 2011. Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

For the year ended December 31, 2011, 11.3% of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2011 were approximately 29%, 3% and 13%, respectively. As of December 31, 2011, the Company’s principal foreign currency exposures are denominated in Japanese Yen and British Sterling. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross asset and net liability balances denominated in Japanese Yen were $50.2 million and $106.9 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $199.0 million and $129.5 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $2.3 million increase or decrease in the net assets held by the Company at December 31, 2011.

Effects of Inflation

The effects of inflation could cause the severity of claims to rise in the future. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company’s fixed maturity portfolio to decrease. The current short duration of the Company’s fixed maturity portfolio has the potential to help reduce the negative effects of higher interest rates on the Company’s fixed income portfolio. The Company may also choose to hold its fixed maturity portfolio to maturity which would result in the unrealized gains largely amortizing through net investment income.

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

Current Reserve for Losses and Loss Expenses

In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the key lines of business within each business segment are aggregated based on their potential expected length of loss emergence. The period over which loss emergence occurs is typically referred to as the tail. The Company has classified its lines of business as either having a “short,” “long” or “other” tail pattern. The Company views short tail business as that for which development typically emerges within a period of several quarters while long tail business would emerge over many years. The Company’s short tail lines of business in the Insurance segment includes property; long tail lines of business include casualty, healthcare liability, professional lines and surety and other specialty; and other tail lines of business include certain specialty lines of business for which loss emergence is considered unique in nature, such as the Company’s agriculture insurance business. The Company’s short tail lines of business in the Reinsurance segment include catastrophe, property, aerospace and marine and surety while the long tail line of business is casualty related business. Within the Company’s Reinsurance segment, the Company writes certain specialty lines of business for which the loss emergence is considered unique in nature and thus, has been included as “other” in the table below.

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

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of loss reporting patterns, as well as changes in expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” below.

Losses and loss expenses for the year ended December 31, 2011 are summarized as follows:

	September 30,	September 30,	September 30,
	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$48,071	$(18,738)	$29,333
Long tail	267,956	(17,467)	250,489
Other	519,871	(34,574)	485,297

Total Insurance	835,898	(70,779)	765,119

Reinsurance segment:
Short tail	737,376	$(89,764)	647,612
Long tail	225,107	(15,541)	209,566
Other	14,263	(3,894)	10,369

Total Reinsurance	976,746	(109,199)	867,547

Totals	$1,812,644	$(179,978)	$1,632,666

Losses and loss expenses for the year ended December 31, 2011 include $180.0 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2011 year benefited the Company’s 2011 reported loss ratio by approximately 9.3 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company’s reserve categories within both the Insurance and Reinsurance segments.

For the year ended December 31, 2011, for the vast majority of our business, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2011 for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance. The favorable loss emergence within the short tail insurance reserve category during 2011 was primarily due to lower than expected claims reported and favorable case reserve development related to the property line of business.

Long Tail Insurance. The favorable loss emergence within the long tail insurance reserve category during 2011 was primarily due to lower than expected claims activity within the Bermuda based healthcare liability, casualty and professional lines of business. This favorable loss emergence was partially offset by adverse development within the U.S. based workers’ compensation line of business (which the Company exited in 2009) as well as other U.S. based casualty business.

Other Insurance. The favorable loss emergence within this reserve category resulted from lower than anticipated agriculture claims settlements for the 2010 crop year.

Reinsurance

Short Tail Reinsurance. The Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe and surety and other specialty lines of business.

Long Tail Reinsurance. The Company recorded favorable prior period development within this reserve category primarily due to lower than expected claims reported within the casualty line of business.

Other Reinsurance. The Company recorded a modest amount of favorable prior period development in this reserve category due to lower than expected claims reported within the agriculture line of business.

Losses and loss expenses for the year ended December 31, 2010 are summarized as follows:

	September 30,	September 30,	September 30,
	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$27,615	$(21,349)	$6,266
Long tail	272,223	(11,649)	260,574
Other	305,073	(13,873)	291,200

Total Insurance	604,911	(46,871)	558,040

Reinsurance segment:
Short tail	348,327	$(68,865)	279,462
Long tail	200,415	(7,700)	192,715
Other	11,249	(3,366)	7,883

Total Reinsurance	559,991	(79,931)	480,060

Totals	$1,164,902	$(126,802)	$1,038,100

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

Long Tail Insurance. The favorable loss emergence within the long tail insurance reserve category during 2010 was primarily due to lower than expected claims activity and favorable case settlement within the Bermuda based healthcare liability, casualty and professional lines of business. This favorable loss emergence was partially offset by adverse loss development in the U.S. based primary and excess casualty and the workers’ compensation line of business. The Company exited the workers’ compensation business in 2009.

Other Insurance. Lower than anticipated claims settlements for the 2009 crop year resulted in a reduction in prior years’ estimated loss and loss expenses within this reserve category during 2010.

Reinsurance

Short Tail Reinsurance. The Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, property, and surety and other specialty lines of business.

Long Tail Reinsurance. The Company recorded a modest amount of favorable prior period development within this reserve category overall, primarily within the casualty line of business due to lower than anticipated claim activity.

Other Reinsurance. The Company recorded a modest amount of favorable prior period development in this reserve category due to lower than expected claims reported within the agriculture line of business.

Reserves for losses and loss expenses were comprised of the following at December 31, 2011:

	September 30,	September 30,	September 30,
	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$31,408	$26,313	$57,721
Long tail	404,377	1,219,844	1,624,221
Other	203,844	51,757	255,601

Total Insurance	639,629	1,297,914	1,937,543

Reinsurance segment:
Short tail	497,218	405,274	902,492
Long tail	284,619	694,788	979,407
Other	403	4,379	4,782

Total Reinsurance	782,240	1,104,441	1,886,681

Totals	$1,421,869	$2,402,355	$3,824,224

Reserves for losses and loss expenses were comprised of the following at December 31, 2010:

	September 30,	September 30,	September 30,
	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Short tail	$14,730	$30,600	$45,330
Long tail	325,750	1,167,648	1,493,398
Other	116,687	74,178	190,865

Total Insurance	457,167	1,272,426	1,729,593

Reinsurance segment:
Short tail	319,322	351,428	670,750
Long tail	248,870	658,514	907,384
Other	990	11,210	12,200

Total Reinsurance	569,182	1,021,152	1,590,334

Totals	$1,026,349	$2,293,578	$3,319,927

Selected quarterly activity in the reserve for losses and loss expenses for the year ended December 31, 2011 is summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,	Year Ended December 31,
	2011	2011	2011	2011	2011
	(U.S. dollars in thousands)
Incurred related to:
Current year	$450,558	$406,751	$501,104	$454,231	$1,812,644
Prior years	(48,705)	(44,781)	(44,413)	(42,079)	(179,978)

Total incurred	$401,853	$361,970	$456,691	$412,152	$1,632,666

Paid related to:
Current year	$(2,958)	$(66,741)	$(251,364)	$(529,069)	$(850,132)
Prior years	(180,454)	(151,826)	(131,822)	(156,029)	(620,131)

Total paid	$(183,412)	$(218,567)	$(383,186)	$(685,098)	$(1,470,263)

The following table represents the development of GAAP balance sheet reserve for losses and loss expenses, net of losses and loss expenses recoverable, for 2002 through December 31, 2011. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” represents the aggregate change to date from the original estimate.

The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. All amounts reflect the conversion from the original currency of the underlying business if not initially denominated in U.S. dollars. The data in the table has been restated using the rate of exchange to U.S. dollars as of December 31, 2011. Information presented herein may differ materially from that reported in the Company’s financial statements due to differences in foreign currency exchange rates.

	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx
Years Ended Dec. 31,	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(U.S. dollars in thousands)

Gross reserve for losses and loss expenses	$200,840	$833,158	$1,549,661	$2,603,590	$2,701,686	$2,892,224	$3,235,456	$3,157,026	$3,319,927	$3,824,224
Less: Loss recoverable	—	(1,442)	(12,203)	(17,248)	(44,244)	(187,354)	(557,834)	(467,664)	(319,349)	(666,928)

Net reserve for losses and loss expenses	$200,840	$831,716	$1,537,458	$2,586,342	$2,657,442	$2,704,870	$2,677,622	$2,689,362	$3,000,578	$3,157,296

Net reserve estimated as of:
1 year later	164,923	695,036	1,374,996	2,528,603	2,498,055	2,548,330	2,526,733	2,562,560	2,820,600	—
2 years later	143,295	629,925	1,305,424	2,467,734	2,356,210	2,464,893	2,396,200	2,436,531	—	—
3 years later	153,179	607,614	1,256,798	2,371,899	2,277,847	2,284,478	2,317,976	—	—	—
4 years later	147,977	589,425	1,199,472	2,321,813	2,119,160	2,192,337	—	—	—	—
5 years later	140,225	568,421	1,152,412	2,194,657	2,054,334	—	—	—	—	—
6 years later	136,086	544,127	1,076,060	2,147,534	—	—	—	—	—	—
7 years later	124,048	513,050	1,058,305	—	—	—	—	—	—	—
8 years later	111,547	501,355	—	—	—	—	—	—	—	—
9 years later	112,547	—	—	—	—	—	—	—	—	—
10 years later	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy	88,293	330,361	479,153	438,808	603,108	512,533	359,646	252,831	179,978	—

Cumulative paid losses
1 year later	39,165	118,907	300,393	686,670	615,891	545,452	398,245	428,762	616,642	—
2 years later	56,250	183,199	452,467	1,113,575	925,754	838,149	805,061	777,511	—	—
3 years later	60,727	237,182	570,057	1,337,933	1,137,231	1,111,054	1,038,079	—	—	—
4 years later	76,490	280,816	646,254	1,483,319	1,274,681	1,257,101	—	—	—	—
5 years later	77,531	314,668	705,305	1,584,047	1,351,751	—	—	—	—	—
6 years later	85,835	340,366	753,149	1,632,828	—	—	—	—	—	—
7 years later	92,937	370,472	801,930	—	—	—	—	—	—	—
8 years later	94,946	384,111	—	—	—	—	—	—	—	—
9 years later	95,590	—	—	—	—	—	—	—	—	—
10 years later	—	—	—	—	—	—	—	—	—	—

The following table reconciles cumulative paid losses per the table above to the cumulative paid losses reported in the Company’s audited financial statements.

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
Years Ended December 31,	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(U.S. dollars in thousands)

Cumulative paid losses	$39,165	$118,907	$300,393	$686,670	$615,891	$545,452	$398,245	$428,762	$616,642
Cumulative paid losses due to foreign exchange	1,367	(348)	6,683	32,522	45,705	30,478	8,597	(9,631)	3,489

Cumulative paid losses excluding the impact of foreign exchange	$40,532	$118,559	$307,076	$719,192	$661,596	$575,930	$406,842	$419,131	$620,131

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

Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2011. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen consistent with commonly accepted actuarial practice, due to the Company’s limited empirical data regarding loss and loss expense reserves variability. In order to capture the key dynamics of loss development and expected volatility that may arise within the disclosed amounts for the reserve for losses and loss expenses, the lines of business within each business segment are aggregated based on their potential expected length of loss emergence or tail.

Insurance

Short Tail

Potential Percentage Change in Total Loss and Loss Expense Reserves

	September 30,	September 30,	September 30,
	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher

10% Faster	(6.9)%	(4.9)%	(2.8)%
Unchanged	(0.4)%	—%	5.1%
10% Slower	12.2%	16.4%	20.5%

Long Tail

Potential Percentage Change in Total Loss and Loss Expense Reserves

	September 30,	September 30,	September 30,
	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher

10% Faster	(7.6)%	(3.8)%	—%
Unchanged	(4.2)%	—%	4.1%
10% Slower	(0.6)%	4.0%	8.5%

Other

Potential Percentage Change in Total Loss and Loss Expense Reserves

	September 30,	September 30,	September 30,
	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher

10% Faster	(3.3)%	—%	3.3%
Unchanged(1)	(3.3)%	—%	3.3%
10% Slower	(3.3)%	—%	3.3%

Reinsurance

Short Tail

Potential Percentage Change in Total Loss and Loss Expense Reserves

	September 30,	September 30,	September 30,
	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher

10% Faster	(5.0)%	(3.9)%	(2.9)%
Unchanged	(0.9)%	—%	2.1%
10% Slower	5.8%	8.1%	10.3%

Long Tail

Potential Percentage Change in Total Loss and Loss Expense Reserves

	September 30,	September 30,	September 30,
	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher

10% Faster	(4.0)%	(1.9)%	0.2%
Unchanged	(1.9)%	—%	2.8%
10% Slower	0.2%	2.7%	5.3%

Other

Potential Percentage Change in Total Loss and Loss Expense Reserves

	September 30,	September 30,	September 30,
	Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher

10% Faster	(8.5)%	(2.1)%	4.3%
Unchanged	(6.6)%	—%	6.6%
10% Slower	(0.4)%	6.9%	14.2%

(1)	The Other reserve category of the Insurance segment includes agricultural business written by the Company. Reporting pattern changes are not applicable to the agricultural business as it is typically settled at an established time each year.

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

Ceded Reinsurance

Ceded premiums written were $487.3 million for the year ended December 31, 2011, $289.5 million for the year ended December 31, 2010 and $415.4 million for the year ended December 31, 2009. The increase in ceded premiums written was due to decreased retentions in our U.S. insurance operations, specifically related to the agriculture, property, casualty and professional lines. The Company’s U.S. and Bermuda insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by this segment. Our agriculture line of business participates in a crop reinsurance program sponsored by the U.S. federal government. Excess reinsurance coverage is often purchased in relation to the property insurance line to protect against catastrophic events.

At December 31, 2011 and 2010, the Company had reinsurance recoverables of $666.9 million and $319.3 million, respectively, related to its ceded reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded related to the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. The Company has an allowance of $0.1 million for estimated uncollectible reinsurance recoverable balances at December 31, 2011 (2010—Nil).

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

The Company’s intangible assets and goodwill are tested at least annually for impairment and more often if a triggering event is deemed to have occurred. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units identified include the agriculture line of the Insurance segment, the remaining Insurance segment lines of business, and the Reinsurance segment. The fair value of the reporting unit is impacted by the performance of the business. The Company uses discounted cash flow analyses to estimate fair value. There have been no changes in the Company’s methodologies from the prior year. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income.

During the fourth quarter of 2011, the Company performed its annual impairment testing of goodwill. The Company has two primary sources of goodwill – goodwill obtained from a renewal rights transaction completed in 2003 with HartRe and goodwill obtained from the Company’s acquisition of ARMtech in 2007. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe goodwill and the agriculture line of business of the Insurance segment. The Company used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both transactions noted. As a result of the impairment testing, no write-downs were deemed necessary at December 31, 2011 and 2010.

Income Taxes

The Company is subject to income taxes on the operations of its subsidiaries and branch offices in the United States, United Kingdom, Switzerland, Singapore and Canada. The Company is not required to pay any income or capital gains taxes on its operations in Bermuda.

The Company’s income tax benefit (expense) was as follows for the years ended December 31, 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)
Current income tax benefit (expense)	$13,518	$(28,556)	$6,081
Deferred income tax benefit	9,488	21,396	5,327

Income tax benefit (expense)	$23,006	$(7,160)	$11,408

Of the 2011 current income tax benefit (expense), $12.7 million related to taxes incurred in the United States (2010 – $(27.7) million; 2009 – $6.5 million). Of the deferred income tax benefit, $9.6 million related to deferred income tax benefits in the United States (2010 – $21.4 million; 2009 – $5.3 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.

Income tax refunds received in 2011 totaled $15.7 million. The Company paid income taxes and received refunds totaling $24.3 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively. Net operating loss carryforwards in the amount of $45.5 million, $59.1 million, $41.6 million, and $26.7 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carry forwards expire through 2018 and 2031, respectively. There were no income taxes payable in the United Kingdom as at December 31, 2011 or 2010.

The Company’s (loss) income before income taxes (benefits) was distributed as follows for the years ended December 31, 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(U.S. dollars in thousands)
U.S. (domestic)	$(125,752)	$88,147	$26,832
Non-U.S. (foreign)	9,012	283,751	497,864

Pre-tax (loss) income	$(116,740)	$371,898	$524,696

Gross premiums written and earned by our non-U.S. and U.S. operations generally do not bear a proportionate relationship to the respective pre-tax (loss) income of these operations. The disproportionate relationship between gross premium written and net (loss) income between our operations occurs as a result of various factors, including but not limited to the differences in the underlying type of business underwritten, the underwriting profitability attributable to such business, and the applicable investment income generated.

Pre-tax (loss) income for our non-U.S. operations was favorable compared to U.S. operations for the year ending December 31, 2011 because our U.S. operations were impacted by losses resulting from severe drought conditions within our agriculture line of business which is underwritten by the Company’s ARMtech U.S. subsidiary. Pre-tax income for our non-U.S. operations was higher compared to our U.S. operations for the years ending December 31, 2010 and 2009 primarily as a result of the more volatile catastrophe business underwritten in our non-U.S. operations during these periods being relatively free of losses and thus generating higher levels of net underwriting income than our U.S. operations, which underwrite less volatile business and as a result produce lower levels of net underwriting income in benign loss years. In addition, our non-U.S. operations hold a substantial amount of our invested assets and thus a larger portion of the Company’s investment income is earned in our non-U.S. operations as compared to our U.S. operations.

In February 2012, the IRS notified the Company that it would be conducting an audit of the Company’s U.S. subsidiaries’ 2010 tax return. In addition, the Canada Revenue Agency has commenced an examination of income tax returns for 2008 and 2009 for the Canadian branch of one of the Company’s U.S. subsidiaries. Due to the uncertainty of the outcome of these audits, the Company cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time. The Company does not expect to receive any adjustments that would result in a material change to its financial position.

None of the Company’s other subsidiaries or branch operations are under an examination in any of the jurisdictions in which they operate, but they generally remain subject to examination for tax years 2007—2011. As of December 31, 2011 and 2010, the Company had no uncertain tax positions.

Deferred Tax Assets and Liabilities

The Company is subject to income taxes in certain jurisdictions in which the Company operates; however, since the majority of the Company’s income is currently earned in Bermuda, a jurisdiction with no corporate income tax, the tax impact to the Company’s operations has historically been minimal. In 2011, the Company generated cumulative losses before income taxes in its subsidiaries, which generated a consolidated (19.7)% effective income tax rate. In 2010, certain subsidiaries of the Company in the U.S. generated taxable income largely contributing to the Company’s income tax expense.

The Company’s balance sheet at December 31, 2011 contains a net deferred tax asset in the amount of $33.4 million (2010—$33.7 million deferred tax asset). The current year net deferred tax asset consists of gross deferred tax assets of $150.1 million, gross deferred tax liabilities of $85.4 million and a valuation allowance of $31.4 million. Of the Company’s gross deferred tax assets, $41.6 million (2010—$24.1 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s subsidiaries. The Company’s net operating losses may be carried forward indefinitely in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carryforwards expire through 2018 and 2031, respectively.

The Company has established a valuation allowance of $31.4 million (2010—$13.6 million) against certain operating loss carryforwards at December 31, 2011. The $31.4 million valuation allowance was established against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The valuation allowance in 2010 was established against net operating loss carryforwards in the United Kingdom and non-U.S. branches. The increase in the valuation allowance was charged to the Company’s income tax expense during 2011. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been stated appropriately as at December 31, 2011. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following is a discussion of our primary market risk exposures at December 31, 2011. Our policies to address these risks in 2011 were not materially different from 2010. The Company believes that it is principally exposed to seven types of market risk: interest rate risk, liquidity risk, foreign currency risk, credit risk, equity price risk, derivative counterparty credit risk and inflation.

Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities to create a match of assets and liabilities. The long-term target duration of the assets comprising the fixed maturity portfolio versus liabilities (including reserves for losses and loss expenses) was approximately 2.75 years for the majority of 2011. Our target duration for managed assets was 2.75 years at December 31, 2011. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2011, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed maturity portfolio of $5,790.7 million at December 31, 2011 would have been as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Interest Rate Shift in Basis Points
December 31, 2011	-100	-50	-	50	100
	(U.S. dollars in millions)

Total market value	$5,875.6	$5,846.2	$5,790.7	$5,725.6	$5,659.6
Market value change from base	1.47%	0.96%	—%	(1.12)%	(2.26)%
Change in unrealized value	$84.9	$55.5	$—	$(65.1)	$(131.1)

In addition, we consider the effect of credit spread movements on the market value of our fixed maturities, short-term investments and certain of our Other Investments accounted for using the equity method which invest in fixed maturity securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed maturity securities falls, and the converse is also true.

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the Company’s cash and fixed maturity portfolio at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Credit Spread Shift in Basis Points
December 31, 2011	-100	-50	-	50	100
	(U.S. dollars in millions)

Total market value	$5,901.1	$5,845.9	$5,790.7	$5,736.1	$5,680.3
Market value change from base	1.91%	0.95%	—%	(0.94)%	(1.91)%
Change in unrealized value	$110.4	$55.2	$—	$(54.6)	$(110.4)

Another method used by the Company to evaluate portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the portfolio loss for this year period is expected to be less than or equal to 2.77% at December 31, 2011.

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

Foreign Currency Risk. The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves for liabilities incurred in major currencies including U.S. dollars, Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars at or shortly after the time such reserves are established. The investment portfolio will at times have non-U.S. dollar exposure hedged back to U.S. dollars. As part of its asset-liability matching strategy, the Company may also consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the value of foreign currencies.

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

For the year ended December 31, 2011, 11.3% of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2011 were approximately 29%, 3% and 13%, respectively. As of December 31, 2011, the Company’s principal foreign currency exposures are denominated in Japanese Yen and British Sterling. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross asset and net liability balances denominated in Japanese Yen were $50.2 million and $106.9 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $199.0 million and $129.5 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $2.3 million increase or decrease in the net assets held by the Company at December 31, 2011.

Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, equity securities, alternative funds and specialty funds. The Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit its credit exposure by investing the fixed maturity portfolio primarily in investments rated A-/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 0.78% of its fixed maturity portfolio.

The following table summarizes the fair value composition of the Company’s fixed maturity investments and short-term investments by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at December 31, 2011. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities(1)	Asset-backed securities(1)	Total
	(U.S. dollars in thousands)
Ratings
U.S. government and agencies securities	$51,964	$816,841	$373,892	$26,426	$—	$—	$1,269,123
AAA / Aaa	125,758	107,871	38,335	—	438,950	230,586	941,500
AA / Aa	294,773	266,033	9,169	—	1,031,833	63,785	1,665,593
A / A	43,693	517,635	121,562	9,888	64,642	18,831	776,251
BBB	1,680	53,970	29,904	10,405	32,473	2,432	130,864
Below BBB	2,640	10,402	38,739	4,084	58,851	—	114,716
Not rated	247	801	451	—	222	—	1,721

Total	$520,755	$1,773,553	$612,052	$50,803	$1,626,971	$315,634	$4,899,768

(1)	The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 1.97 and 0.68, respectively, as of December 31, 2011. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. The Company relies on reinsurance within its insurance businesses in order to manage risk accumulations. The Company continues not to rely heavily on retrocessional reinsurance, but strategically purchases coverage across the entire portfolio to reduce exposure to the risk of a severe catastrophe event or occurrence of multiple significant catastrophe events. When reinsurance or retrocessional reinsurance is purchased, the Company requires its reinsurers to have strong financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2011 was $666.9 million. At December 31, 2011, the Company had an allowance of $0.1 for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2011 was distributed as follows based on the ratings of the reinsurers:

September 30,
Rating	December 31, 2011
(U.S. dollars in thousands)

U.S. government sponsored program	$364,773
A+ and above	152,439
A	124,037
A- and below	23,229
Not rated	2,450

Total	$666,928

Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities (fair market value of $59.8 million) at December 31, 2011. These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio excluding perpetual preferred equities has a beta of 0.71 in comparison to the S&P 500 Index.

In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company’s equity securities. These scenarios would result in approximate decreases in the fair market value of the Company’s equity securities of $4.2 million and $8.5 million, respectively. As we designate all equities as available-for-sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx
	20%	%	10%	%	December 31,	10%	%	20%	%
	decrease	change	decrease	change	2011	increase	change	increase	change
	(U.S. dollars in thousands)
Equities	$(8,458)	(14.15)%	$(4,229)	(7.08)%	$59,767	$4,229	7.08%	$8,458	14.15%
Total invested assets(1)	$(8,458)	(0.13)%	$(4,229)	(0.07)%	$6,305,685	$4,229	0.07%	$8,458	0.13%
Shareholders’ equity	$(8,458)	(0.32)%	$(4,229)	(0.16)%	$2,611,165	$4,229	0.16%	$8,458	0.32%

(1)	Includes total investments and cash and cash equivalents net of investments pending settlement.

The changes described above do not take into account any potential mitigating impact from the Company’s fixed income or alternative investment portfolios or the impact of taxes.

Derivative Counterparty Credit Risk. In addition to the Company’s exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities, alternative funds and specialty funds, and the Company’s exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt of payment of margin. At December 31, 2011, the Company’s absolute notional value of derivative contracts was $230.9 million, while the net liability position of those derivative contracts was $0.4 million.

Derivative Interest Rate Risk. The Company uses interest rate futures and swaps within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. We account for these derivatives at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our consolidated balance sheet at December 31, 2011, was $(0.3) million.

The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in the Eurodollar futures contracts and interest rate swaps of approximately $0.2 million at December 31, 2011. Credit spreads are assumed to remain constant in these hypothetical examples.

Effects of Inflation. The effects of inflation could cause the cost of claims to rise in the future. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, however to the extent inflation causes these costs to increase above the reserves established, the Company will be required to increase the reserve for losses and loss expenses. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company’s fixed maturity portfolio to decrease. The current short duration of the Company’s fixed maturity portfolio has the potential to help reduce the negative effects of higher interest rates on the Company’s fixed maturity portfolio. The Company may also choose to hold its fixed maturity portfolio to maturity which would result in the unrealized gains largely amortizing through net investment income.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance Specialty Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As described in Note 2, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments-Debt and Equity Securities.)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 29, 2012

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands of United States dollars except share amounts)

	September 30,	September 30,
	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,700,989 and $5,010,147 at December 31, 2011 and 2010, respectively)	$4,831,966	$5,116,702
Short-term investments, available for sale at fair value (amortized cost: $67,803 and $70,455 at December 31, 2011 and 2010, respectively)	67,802	70,444
Equity securities, available for sale at fair value (cost: $56,381 and $8,000 at December 31, 2011 and 2010, respectively)	59,767	13,565
Other investments	432,658	376,652

Total investments	5,392,193	5,577,363
Cash and cash equivalents	890,914	609,852
Premiums receivable, net	636,727	827,609
Deferred acquisition costs	166,049	154,484
Securities lending collateral	—	59,886
Prepaid reinsurance premiums	149,670	107,977
Losses recoverable	666,928	319,349
Accrued investment income	29,708	32,934
Goodwill and intangible assets	181,828	181,954
Deferred tax asset	33,355	33,684
Net receivable on sales of investments	77,821	602
Other assets	67,422	73,711

Total assets	$8,292,615	$7,979,405

LIABILITIES
Reserve for losses and loss expenses	$3,824,224	$3,319,927
Reserve for unearned premiums	932,108	842,154
Deposit liabilities	26,887	32,505
Reinsurance balances payable	189,488	228,860
Securities lending payable	—	59,886
Debt	528,118	528,411
Net payable on purchases of investments	55,243	—
Other liabilities	125,382	119,509

Total liabilities	5,681,450	5,131,252

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2010 - $200,000)	17,200	8,000
Common shares
Ordinary – 43,086,834 issued and outstanding (2010 – 47,218,468)	43,087	47,218
Additional paid-in capital	526,910	613,915
Accumulated other comprehensive income	150,550	138,571
Retained earnings	1,873,418	2,040,449

Total shareholders’ equity	2,611,165	2,848,153

Total liabilities and shareholders’ equity	$8,292,615	$7,979,405

See accompanying notes to the consolidated financial statements

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(In thousands of United States dollars, except share and per share amounts)

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues
Gross premiums written	$2,467,114	$2,053,236	$2,021,450
Ceded premiums written	(487,293)	(289,492)	(415,400)

Net premiums written	1,979,821	1,763,744	1,606,050
Change in unearned premiums	(48,428)	(22,631)	27,142

Net premiums earned	1,931,393	1,741,113	1,633,192
Net investment income	147,037	200,358	284,200
Net realized and unrealized gains	31,671	22,488	6,303
Total other-than-temporary impairment losses	(2,659)	(2,695)	(50,993)
Portion of loss recognized in other comprehensive income	(861)	(1,249)	30,742

Net impairment losses recognized in (losses) earnings	(3,520)	(3,944)	(20,251)
Other underwriting (loss) income	(3,547)	(1,636)	3,914

Total revenues	2,103,034	1,958,379	1,907,358

Expenses
Net losses and loss expenses	1,632,666	1,038,100	866,640
Acquisition expenses	282,911	264,228	267,971
General and administrative expenses	264,152	241,920	237,154
Amortization of intangibles	11,213	10,460	10,463
Net foreign exchange gains	(7,422)	(2,989)	(29,740)
Interest expense	36,254	34,762	30,174

Total expenses	2,219,774	1,586,481	1,382,662

(Loss) income before income taxes	(116,740)	371,898	524,696
Income tax benefit (expense)	23,006	(7,160)	11,408

Net (loss) income	(93,734)	364,738	536,104
Preferred dividends	(24,125)	(15,500)	(15,500)

Net (loss) income (attributable) available to common and participating common shareholders	$(117,859)	$349,238	$520,604

Comprehensive (loss) income
Net (loss) income	$(93,734)	$364,738	$536,104
Other comprehensive income
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes in 2011 - ($6,914); 2010 - ($4,482); and for 2009 - ($10,564))	39,805	108,862	221,823
Portion of other-than-temporary impairment losses recognized in other comprehensive income (net of applicable deferred income taxes in 2011 - $69; 2010 - Nil; 2009 - $1,198)	792	1,249	(29,545)
Reclassification adjustment for net realized (gains) losses and net impairment losses included in net (loss) income	(27,438)	(18,544)	13,948
Foreign currency translation adjustments	(1,268)	(5,232)	11,746
Reclassification adjustment for net losses on derivatives designated as cash flow hedge included in net (loss) income	88	88	88

Other comprehensive income	11,979	86,423	218,060

Comprehensive (loss) income	$(81,755)	$451,161	$754,164

Per share data
Basic (losses) earnings per common share	$(2.95)	$6.73	$9.14

Diluted (losses) earnings per common share	$(2.95)	$6.38	$8.69

Dividend per common share	$1.20	$1.00	$1.00

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands of United States dollars)

	September 30,	September 30,	September 30,
	2011	2010	2009
Preferred shares
Balance, beginning of year	8,000	8,000	8,000
Issuance of series B, non-cumulative preferred shares	9,200	—	—

Balance, end of year	$17,200	$8,000	$8,000

Common shares
Balance, beginning of year	47,218	55,116	57,203
Issuance of common shares	3,360	775	680
Repurchase of common shares	(7,491)	(8,673)	(2,767)

Balance, end of year	43,087	47,218	55,116

Additional paid-in capital
Balance, beginning of year	613,915	929,577	1,029,363
Issuance of common shares	23,329	6,606	4,730
Issuance of series B, non-cumulative preferred shares	214,822	—	—
Issuance of restricted share units in lieu of dividends	—	(65)	(12)
Public offering and registration costs	(586)	63	(81)
Repurchase of common shares and share equivalents	(333,313)	(329,394)	(113,624)
Settlement of equity awards	(6,074)	(5,209)	(4,010)
Stock-based compensation expense	14,817	12,337	13,211

Balance, end of year	526,910	613,915	929,577

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of year	10,877	16,109	4,363
Foreign currency translation adjustments	(1,268)	(5,232)	11,746

Balance, end of year	9,609	10,877	16,109

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of year	129,814	38,247	(134,732)
Cumulative effect of a change in accounting principle	—	—	(33,247)
Net unrealized holding gains arising during the period, net of reclassification adjustment	12,367	90,318	235,771
Other-than-temporary impairment losses during the year	792	1,249	(29,545)

Balance, end of year	142,973	129,814	38,247

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(2,120)	(2,208)	(2,296)
Net change from current period hedging transactions, net of reclassification adjustment	88	88	88

Balance, end of year	(2,032)	(2,120)	(2,208)

Total accumulated other comprehensive income	150,550	138,571	52,148

Retained earnings
Balance, beginning of year	2,040,449	1,742,442	1,245,382
Cumulative effect of a change in accounting principle, net of deferred tax	—	—	33,247
Net (loss) income	(93,734)	364,738	536,104
Issuance of restricted share units in lieu of dividends	—	65	12
Dividends on preferred shares	(24,125)	(15,500)	(15,500)
Dividends on common shares	(49,172)	(51,296)	(56,803)

Balance, end of year	1,873,418	2,040,449	1,742,442

Total shareholders’ equity	$2,611,165	$2,848,153	$2,787,283

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands of United States dollars)

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash flows provided by operating activities:
Net (loss) income	$(93,734)	$364,738	$536,104
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	17,878	9,365	340
Amortization of other intangibles and depreciation	24,023	20,565	21,548
Net realized and unrealized gains	(31,671)	(22,488)	(6,303)
Net impairment losses recognized in earnings	3,520	3,944	20,251
Deferred taxes	(9,324)	(20,707)	(6,555)
Stock-based compensation expense	14,817	12,337	13,211
Equity in losses (earnings) of other investments	694	(40,281)	(98,106)
Premiums receivable, net	190,882	(262,261)	44,039
Deferred acquisition costs	(11,565)	(7,505)	13,891
Prepaid reinsurance premiums	(41,693)	12,964	28,650
Losses recoverable	(347,579)	148,315	90,170
Accrued investment income	3,226	(2,567)	505
Other assets	5,690	7,918	(17,708)
Reserve for losses and loss expenses	504,297	162,901	(78,430)
Reserve for unearned premiums	89,954	9,593	(52,927)
Deposit liabilities	(5,618)	(10,133)	(15,984)
Reinsurance balances payable	(39,904)	8,425	(13,126)
Other liabilities	7,392	12,051	(7,665)

Net cash flows provided by operating activities	281,285	407,174	471,905

Cash flows provided by (used in) investing activities
Proceeds from sales of available for sale investments	3,034,880	3,422,539	2,587,482
Proceeds from maturities and calls on available for sale investments	1,086,854	1,302,183	788,433
Proceeds from the redemption of other investments	14,493	15,183	31,016
Purchases of available for sale investments	(3,870,547)	(4,733,421)	(4,224,215)
Purchases of other investments	(71,193)	(202)	—
Net settlements of other assets	(457)	—	—
Purchases of fixed assets	(11,254)	(6,160)	(9,781)
Change in securities lending collateral received	59,886	7,027	46,027
Net cash paid for subsidiary acquisition	(4,557)	(964)	(1,123)

Net cash flows provided by (used in) investing activities	238,105	6,185	(782,161)

Cash flows used in financing activities
Issuance of common shares	26,489	7,209	5,246
Issuance of series B, non-cumulative preferred shares	224,022	—	—
Repurchase of common shares	(344,272)	(338,510)	(112,480)
Change in securities lending payable	(59,886)	(7,082)	(48,635)
Settlement of equity awards	(6,074)	(5,209)	(4,011)
Offering and registration costs paid	(586)	(2,064)	(1,500)
Proceeds from issuance of debt	847	81,872	601
Repayments of debt	(1,345)	(1,277)	(501)
Dividends on preferred shares	(24,125)	(15,500)	(15,500)
Dividends on common shares	(49,172)	(51,301)	(57,074)

Net cash flows used in financing activities	(234,102)	(331,862)	(233,854)

Effect of exchange rate changes on cash and cash equivalents	(4,226)	(589)	11,060

Net increase (decrease) in cash and cash equivalents	281,062	80,908	(533,050)
Cash and cash equivalents, beginning of year	609,852	528,944	1,061,994

Cash and cash equivalents, end of year	$890,914	$609,852	$528,944

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

Acquisition expenses are costs that vary with and are directly related to the successful production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition and general and administrative expenses are shown net of commissions, other fees and expense allowances associated with and earned on ceded business. These costs are deferred and amortized over the periods in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated net investment income is considered in determining the recoverability of deferred acquisition costs.

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

The Company uses a variety of actuarial methods to estimate the ultimate losses and loss expenses incurred by the Company. One actuarial method used by the Company to estimate reserves for losses and loss expenses is the expected loss ratio approach, which is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). Another actuarial method used by the Company to estimate reserves for losses and loss expenses is known as the Bornhuetter-Ferguson method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to the Company’s earned premiums to determine estimates of ultimate expected unpaid claims and claims expenses for each underwriting year. When the IBNR reserves are added to the losses and loss expense amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. The Company believes that this method provides a more stable estimate of IBNR reserves that is insulated from wide variations in reported losses. A third actuarial method used by the Company to estimate reserves for losses and loss expenses is known as the loss development method. The loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by the Company. Management uses these multiple actuarial methods, supplemented with professional judgment, to establish the best estimate of reserves for losses and loss expenses.

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

The Company currently classifies its fixed maturity investments, short-term investments and equity securities, as “available for sale” and accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its available-for-sale investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:

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

If the Company determines that a decision to sell an available for sale security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

(d)	Investments, cont’d.

For fixed maturity and short-term investments in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the security, the Company performs additional reviews to determine whether the investment will recover its amortized cost.

If the amortized cost of the Company’s fixed maturity and short-term investments is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.

To the extent the Company determines that the amortized cost of the Company’s fixed maturity and short-term investments is likely to be recovered and the decline in value is related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheet.

For equity securities in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the equity security, the Company considers its ability and intent to hold the equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When the Company determines that the decline in value of an equity security is other-than-temporary, the Company reduces the cost of the equity security to its fair value and recognizes the loss in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The new cost basis is not changed for subsequent recoveries in fair value.

Other Investments within the Company’s investment portfolio, which are comprised of (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”) are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative and specialty funds, our investments in those funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

The Company participated in a securities lending program until July 2011. Under this program fixed maturity investments were loaned by the Company to third parties, primarily major brokerage firms and commercial banks. The Company retained all economic interest in the securities it lent, retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the securities. Collateral in the form of cash, government securities and letters of credit was required at a rate of 102% – 105% of the market value of the loaned securities and was monitored and maintained by the lending agent. The securities lending collateral, excluding letters of credit, was reported as a separate line item with a corresponding liability related to the Company’s obligation to return the collateral.

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

The Company may use various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures, options, interest rate swaps, total return swaps, swaptions, credit default swaps and foreign currency forward contracts and commodity futures and options to enhance the efficiency of the investment portfolio and economically hedge certain risks. These contracts do not qualify, and are not designated, as hedges. Thus, changes in fair value and any realized gains (losses) are recognized in net realized and unrealized gains or net foreign exchange gains (losses) in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Margin balances required of counterparties are included in cash and cash equivalents. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by the counterparty and are reported accordingly in other assets and other liabilities.

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

Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIE”). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. See also Note 3.

(o)	Reclassifications

Certain comparative information has been reclassified to conform to current year presentation.

(p)	Recent accounting pronouncements

In October 2010, the FASB issued ASU 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company will adopt this standard prospectively on January 1, 2012. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

(p)	Recent accounting pronouncements, cont’d.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC 820”) to change several requirements for measuring fair value and disclosing information about fair value measurements. Among the more significant changes, ASU 2011-04 amends ASC 820 to clarify certain existing fair value measurement and disclosure requirements as follows:

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

ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company will adopt this standard on January 1, 2012. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

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

ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. The Company will adopt ASU 2011-05 on January 1, 2012. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

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

3.	Investments

Composition of Net Investment Income and Invested Assets

The components of net investment income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Available for sale investments	$160,580	$174,491	$195,295
Other investments	(694)	40,281	98,106
Cash and cash equivalents	924	490	2,214

	$160,810	$215,262	$295,615
Investment expenses	(13,773)	(14,904)	(11,415)

Net investment income	$147,037	$200,358	$284,200

The following table summarizes the composition of the investment portfolio by investment type at December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$4,831,966	76.6%	$5,116,702	82.7%
Cash and cash equivalents(1)	913,492	14.5%	610,454	9.9%
Other investments(2)	432,658	6.9%	376,652	6.1%
Short term investments	67,802	1.1%	70,444	1.1%
Equity securities	59,767	0.9%	13,565	0.2%

Total	$6,305,685	100.0%	$6,187,817	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.

(2)	Consists of investments in alternative funds and specialty funds.

The following table summarizes the composition of the fixed maturity securities and short-term investments, by investment ratings assigned by rating agencies at December 31, 2011 and 2010. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,269,123	25.9%	$1,010,819	19.5%
AAA/Aaa	941,500	19.2%	2,639,682	50.9%
AA/Aa	1,665,593	34.0%	465,315	9.0%
A/A	776,251	15.8%	793,980	15.3%
BBB	130,864	2.7%	50,733	1.0%
Below BBB	114,716	2.3%	221,848	4.2%
Not rated	1,721	0.1%	4,769	0.1%

Total	$4,899,768	100.0%	$5,187,146	100.0%

(1)	The credit rating for each asset reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s. If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service or Fitch Ratings is used.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Contractual maturities of the fixed maturity and short-term investments portion of the investment portfolio are shown below as of December 31, 2011 and 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$517,156	$520,755	$390,886	$393,333
Due after one year through five years	1,732,335	1,773,553	2,240,820	2,279,581
Due after five years through ten years	584,107	612,052	404,322	413,462
Due after ten years	45,837	50,803	64,663	68,988
Residential mortgage-backed securities
Agency mortgage-backed securities	933,479	965,019	855,637	883,948
Non-agency mortgage-backed securities	119,599	114,662	254,138	246,410
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,257	28,807	22,130	22,889
Non-agency mortgage-backed securities	491,810	518,483	578,951	604,820
Asset-backed securities	316,212	315,634	269,055	273,715

Total	$4,768,792	$4,899,768	$5,080,602	$5,187,146

In addition to the Company’s available for sale investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “Other Investments”. At December 31, 2011 and 2010, the Company had invested, net of capital returned, a total of $336.3 million and $279.6 million, respectively, in Other Investments. At December 31, 2011 and 2010, the carrying value of Other Investments was $432.7 million and $376.7 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 11).

Net Realized and Unrealized Gains

Realized and unrealized gains and losses are recognized in earnings using the first in and first out method. The analysis of net realized and unrealized gains for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Gross realized gains on investment sales	$50,884	$33,788	$51,121
Gross realized losses on investment sales	(18,500)	(11,300)	(44,818)
Change in fair value of derivative financial instruments(1)	(713)	—	—

Net realized and unrealized gains	$31,671	$22,488	$6,303

(1)	See Note 8.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s fixed maturity securities, short-term investments and equity securities at December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
December 31, 2011	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$1,218,069	$51,140	$(86)	$1,269,123	$—
U.S. state and municipal securities	52,274	1,262	(19)	53,517	—
Foreign government securities	73,361	1,820	(184)	74,997	—
Government guaranteed corporate securities	349,447	2,531	(153)	351,825	—
Corporate securities	1,118,481	31,526	(10,108)	1,139,899	—
Residential mortgage-backed securities
Agency mortgage-backed securities	933,479	31,884	(344)	965,019	—
Non-agency mortgage-backed securities	119,599	1,366	(6,303)	114,662	(7,932)
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,257	552	(2)	28,807	—
Non-agency mortgage-backed securities(1)	491,810	29,741	(3,068)	518,483	(75)
Asset-backed securities	316,212	2,336	(2,914)	315,634	—

Total fixed maturity investments	$4,700,989	$154,158	$(23,181)	$4,831,966	$(8,007)
Short-term investments	67,803	4	(5)	67,802	—

Total fixed income investments	$4,768,792	$154,162	$(23,186)	$4,899,768	$(8,007)

Equity securities	$56,381	$4,162	$(776)	$59,767	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.2 million.

(2)

Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2011, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $1.5 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	September 30,	September 30,	September 30,	September 30,	September 30,
		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
December 31, 2010	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$993,667	$23,576	$(6,424)	$1,010,819	$—
U.S. state and municipal securities	29,472	745	(238)	29,979	—
Foreign government securities	138,157	2,557	(253)	140,461	—
Government guaranteed corporate securities	663,709	7,806	(365)	671,150	—
Corporate securities	1,205,231	31,174	(3,894)	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	855,637	30,946	(2,635)	883,948	—
Non-agency mortgage-backed securities	254,138	4,457	(12,185)	246,410	(29,495)
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,130	761	(2)	22,889	—
Non-agency mortgage-backed securities(1)	578,951	28,673	(2,804)	604,820	(109)
Asset-backed securities	269,055	6,168	(1,508)	273,715	—

Total fixed maturity investments	$5,010,147	$136,863	$(30,308)	$5,116,702	$(29,604)
Short-term investments	70,455	3	(14)	70,444	—

Total fixed income investments	$5,080,602	$136,866	$(30,322)	$5,187,146	$(29,604)

Equity securities	$8,000	$5,583	$(18)	$13,565	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

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

The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2011 and 2010, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2011	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(86)	$23,488	$—	$—	$(86)	$23,488
U.S. state and municipal securities	(19)	6,146	—	—	(19)	6,146
Foreign government securities	(114)	12,565	(70)	4,592	(184)	17,157
Government guaranteed corporate securities	(70)	25,157	(83)	8,232	(153)	33,389
Corporate securities	(9,949)	233,894	(159)	5,784	(10,108)	239,678
Residential mortgage-backed securities
Agency mortgage-backed securities	(272)	52,240	(72)	32,320	(344)	84,560
Non-agency mortgage-backed securities	(462)	24,839	(5,841)	60,850	(6,303)	85,689
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	138	—	—	(2)	138
Non-agency mortgage-backed securities	(2,379)	45,018	(689)	10,624	(3,068)	55,642
Asset-backed securities	(2,361)	165,455	(553)	10,235	(2,914)	175,690

Total fixed maturity investments	$(15,714)	$588,940	$(7,467)	$132,637	$(23,181)	$721,577
Short-term investments	(5)	6,740	—	—	(5)	6,740

Total fixed income investments	$(15,719)	$595,680	$(7,467)	$132,637	$(23,186)	$728,317

Equity securities	$(707)	$10,993	$(69)	$776	$(776)	$11,769

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2011.

As of December 31, 2011, 556 available for sale securities were in an unrealized loss position aggregating $24.0 million. Of those, 94 securities with aggregated unrealized losses of $7.5 million at December 31, 2011 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2010	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(6,424)	$368,452	$—	$—	$(6,424)	$368,452
U.S. state and municipal securities	(238)	9,301	—	—	(238)	9,301
Foreign government securities	(253)	22,585	—	—	(253)	22,585
Government guaranteed corporate securities	(356)	131,980	(9)	4,714	(365)	136,694
Corporate securities	(3,556)	243,307	(338)	5,429	(3,894)	248,736
Residential mortgage-backed securities
Agency mortgage-backed securities	(2,635)	160,532	—	19	(2,635)	160,551
Non-agency mortgage-backed securities	(473)	26,205	(11,712)	172,646	(12,185)	198,851
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	455	—	—	(2)	455
Non-agency mortgage-backed securities	(1,227)	75,626	(1,577)	10,590	(2,804)	86,216
Asset-backed securities	(555)	70,218	(953)	13,218	(1,508)	83,436

Total fixed maturity investments	$(15,719)	$1,108,661	$(14,589)	$206,616	$(30,308)	$1,315,277
Short-term investments	(14)	30,178	—	—	(14)	30,178

Total fixed income investments	$(15,733)	$1,138,839	$(14,589)	$206,616	$(30,322)	$1,345,455

Equity securities	$(18)	$640	$—	$—	$(18)	$640

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2010.

As of December 31, 2010, 376 available for sale securities were in an unrealized loss position aggregating $30.3 million. Of those, 112 securities with aggregated unrealized losses of $14.6 million at December 31, 2010 had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Total other-than-temporary impairment losses	$(2,659)	$(2,695)	$(50,993)
Portion of loss recognized in other comprehensive income	(861)	(1,249)	30,742

Net impairment losses recognized in (losses) earnings	$(3,520)	$(3,944)	$(20,251)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The $3.5 million (2010—$3.9 million) of OTTI losses recognized by the Company for the year ended December 31, 2011, relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset-backed securities during the period, along with certain credit related downgrades in corporate securities. At December 31, 2011, the Company had not made any decisions to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position

The following table provides a roll-forward of the amount related to credit losses for the Company’s fixed income investments recognized in (losses) earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance	$(10,214)	$(13,122)	(10,751)
Addition for the amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	(46)	—	(2,247)
Addition for the amount related to the credit loss for which an other-than- temporary impairment was previously recognized	(1,226)	(1,249)	(492)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the year	9,261	4,157	368

Ending balance at December 31	$(2,225)	$(10,214)	$(13,122)

For the year ended December 31, 2009, the Company recorded $20.3 million of OTTI losses in earnings. Such amounts included a portion related to credit losses and a portion related to non-credit factors.

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

Variable Interest Entities

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and specialty funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of December 31, 2011 and 2010. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded investment commitments.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement

The Company determines the fair value of the fixed maturity, short-term and equity securities in its investment portfolio in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Valuation inputs by security type may include the following:

•

Government and agencies fixed maturity securities – These securities are generally priced by pricing services or index providers. The pricing services or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate option adjusted spreads, daily interest rate data and market/sector news. The Company generally classifies the fair values of government and agencies securities in Level 2. Current issue U.S. government securities are generally valued based on Level 1 inputs, which use the market approach valuation technique.

•

Government guaranteed corporate fixed maturity securities – These securities are generally priced by pricing services or index providers. The pricing service or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical spread models which may incorporate inputs from the U.S treasury curve or LIBOR. The Company generally classifies the fair values of its government guaranteed corporate securities in Level 2.

•

Corporate fixed maturity securities – These securities are generally priced by pricing services or index providers. The pricing services or index providers typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. The Company generally classifies the fair values of its corporate securities in Level 2.

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

•

Structured securities including agency and non-agency, residential and commercial mortgage and asset-backed securities – These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following tables set forth the Company’s available for sale investments and derivative instruments categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$1,269,123	$—	$1,269,123	$—
U.S. state and municipal securities	53,517	—	53,517	—
Foreign government securities	74,997	—	74,997	—
Government guaranteed corporate securities	351,825	—	351,825	—
Corporate securities	1,139,899	—	1,139,899	—
Residential mortgage-backed securities
Agency mortgage-backed securities	965,019	—	965,019	—
Non-agency mortgage-backed securities	114,662	—	114,153	509
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,807	—	28,807	—
Non-agency mortgage-backed securities	518,483	—	508,598	9,885
Asset-backed securities	315,634	—	315,634	—

Total fixed maturity investments	$4,831,966	$—	$4,821,572	$10,394
Short term investments	67,802	9,800	58,002	—
Equity securities	59,767	34,681	25,086	—
Other assets (see Note 8)	513	—	513	—

Total assets	$4,960,048	$44,481	$4,905,173	$10,394

Liabilities
Other liabilities (see Note 8)	$(891)	$—	$(891)	$—

As of December 31, 2011, short-term investments were classified within Level 1 as they represented current issue or on the run U.S. treasury securities.

During the year ended December 31, 2011, exchange traded equities were acquired and classified within Level 1.

During the year ended December 31, 2011, fixed maturity and short-term investments were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.

During the year ended December 31, 2011, fixed maturity investments were transferred from Level 2 to Level 3. The reclassifications were largely related to high yield commercial mortgage-backed and collateralized debt obligation securities. At times during the year, the market activity for these securities decreased and therefore observable inputs were no longer available at December 31, 2011 and the fair value of these securities was based on pricing models.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

During the year ended December 31, 2011, fixed maturity investments and short-term investments were transferred from Level 3 to Level 2. The reclassifications were largely related to high yield commercial mortgage-backed securities. At times during the year, the market activity for these securities increased and therefore the fair value of these securities was based on observable inputs.

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$1,010,819	$38,275	$972,544	$—
U.S. state and municipal securities	29,979	—	29,979	—
Foreign government securities	140,461	—	140,461	—
Government guaranteed corporate securities	671,150	—	671,150	—
Corporate securities	1,232,511	—	1,232,511	—
Residential mortgage-backed securities
Agency mortgage-backed securities	883,948	—	883,948	—
Non-agency mortgage-backed securities	246,410	—	245,325	1,085
Commercial mortgage-backed securities
Agency mortgage-backed securities	22,889	—	22,889	—
Non-agency mortgage-backed securities	604,820	—	597,512	7,308
Asset-backed securities	273,715	—	272,469	1,246

Total fixed maturity investments	$5,116,702	$38,275	$5,068,788	$9,639
Short term investments	70,444	—	70,444	—
Equity securities	13,565	—	13,565	—
Other assets	—	—	—	—

Total assets	$5,200,711	$38,275	$5,152,797	$9,639

Liabilities
Other liabilities	$—	$—	$—	$—

Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities. Level 3 assets represented 0.21% and 0.19% of the Company’s total available for sale assets at December 31, 2011 and 2010, respectively. Net impairment losses recognized in earnings for the year ended December 31, 2011 included losses on Level 3 securities in the amount of $0.6 million (2010—$1.1 million), representing realized losses due to OTTI.

There were no material changes in the Company’s valuation techniques for the year ended December 31, 2011.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following tables present the securities lending collateral reinvested by the Company in connection with its securities lending program, categorized by the level within the hierarchy in which the fair value measurements fall, on a recurring basis at December 31, 2011 and 2010, respectively. The Company participated in a securities lending program until July 2011.

	September 30,	September 30,	September 30,	September 30,
Fair Value Measurements at December 31, 2011
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Securities lending collateral	$—	$—	$—	$—

	September 30,	September 30,	September 30,	September 30,
Fair Value Measurements at December 31, 2010
		Quoted Prices	Significant
		in Active	Other	Significant
	Total at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Securities lending collateral	$59,886	$—	$59,886	$—

The following tables present a reconciliation of the beginning and ending balances for all available for sale securities measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2011 and 2010. Level three assets included below are related to our fixed maturity investments including corporate debt securities, non-agency residential and non-agency commercial mortgage-backed securities.

	September 30,	September 30,
	2011	2010

Level 3, beginning of year	$9,639	$5,554
Total net realized gains included in earnings	41	466
Total net realized and unrealized losses included in earnings	(497)	(1,239)
Change in unrealized gains included in other comprehensive income	2,484	4,202
Change in unrealized losses included in other comprehensive income	(2,477)	(747)
Purchases	—	3,022
Sales	(3,287)	(4,190)
Transfers into Level 3	39,057	16,962
Transfers out of Level 3	(34,566)	(14,391)

Level 3, end of year	$10,394	$9,639

At December 31, 2011 and 2010, the carrying value of the Company’s other investments was $432.7 million and $376.7 million, respectively, which approximates fair value.

At December 31, 2011 and 2010, the carrying value of the Company’s senior notes was $528.0 million and $528.3 million, respectively, and the fair value was $535.3 million and $536.9 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Reserve for losses and loss expenses

Activity in the reserve for losses and loss expenses for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Net reserve for losses and loss expenses, January 1	$3,000,578	$2,689,362	$2,677,622
Incurred related to:
Current year	1,812,644	1,164,902	1,017,529
Prior years	(179,978)	(126,802)	(150,889)

Total incurred	1,632,666	1,038,100	866,640

Paid related to:
Current year	(850,132)	(299,560)	(436,964)
Prior years	(620,131)	(417,696)	(413,432)

Total paid	(1,470,263)	(717,256)	(850,396)

Foreign currency translation	(5,685)	(9,628)	(4,504)

Net reserve for losses and loss expenses, December 31	3,157,296	3,000,578	2,689,362
Losses and loss expenses recoverable	666,928	319,349	467,664

Reserve for losses and loss expenses, December 31	$3,824,224	$3,319,927	$3,157,026

During 2011, the Company’s estimated ultimate losses for prior accident years were reduced by $180.0 million (2010 – $126.8 million; 2009 – $150.9 million) due to lower claims emergence than originally estimated by the Company. During 2011, the Company experienced favorable development in the Reinsurance segment of $109.2 million in the short tail, long tail and other reserve categories. In the Insurance segment, the Company experienced $70.8 million of favorable development across the long tail, short tail and other reserve categories. During 2010, the Company experienced favorable development in the Reinsurance segment of $79.9 million in the short tail, long tail and other reserve categories. In the Insurance segment, the Company experienced $46.9 million of favorable development across the long tail, short tail and other reserve categories. During 2009, the Company experienced favorable development in the Reinsurance segment of $58.8 million in the short tail, long tail and other reserve categories. In the Insurance segment, the Company experienced $92.1 million of favorable development across the long tail, short tail and other reserve categories during 2009.

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

6.	Reinsurance

The effects of reinsurance on premiums earned and written during the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,408,230	$1,469,798	$1,116,559	$1,112,192	$1,260,439	$1,152,150
Assumed	968,773	997,316	926,812	941,044	817,798	869,300
Ceded	(445,610)	(487,293)	(302,258)	(289,492)	(445,045)	(415,400)

	$1,931,393	$1,979,821	$1,741,113	$1,763,744	$1,633,192	$1,606,050

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

During the year ended December 31, 2011, the Company recorded ceded losses of $667.0 million (2010 – $139.1 million; 2009 – $299.0 million). At December 31, 2011, the Company has an allowance for estimated uncollectible premiums receivable of $3.4 million (2010 – $4.9 million) and an allowance for estimated uncollectible losses recoverable of $0.1 million (2010 – Nil).

7.	Debt and financing arrangements

On May 8, 2007, Endurance Holdings amended its credit facility among Endurance Holdings, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, to, among other things; increase the size of the facility to $1,175.0 million from $925.0 million and to extend the maturity of the facility to May 8, 2012 (the “Credit Agreement”). On July 18, 2007, the Company entered into the First Amendment to the Credit Agreement, to, among other things; modify the restrictive covenants in the Credit Agreement to permit the Company to pay dividends on its preference shares following the occurrence of certain defaults as defined pursuant to the terms of the Credit Agreement. As amended, the credit facility is referred to as the “2007 Credit Facility.”

The full amount of the 2007 Credit Facility is available for revolving credit borrowings and for the issuance of letters of credit. The proceeds of the facility may be used for general corporate and working capital purposes, to finance potential acquisitions and for the repurchase of Endurance Holdings’ outstanding publicly or privately issued securities. So long as the Company is not in default under the terms of the facility, the Company may request that the size of the facility be increased by $500.0 million, provided that no participating lender is obligated to increase its commitments under the facility.

Up to $675.0 million of borrowings or letter of credit issuances under the 2007 Credit Facility may be collateralized by a portion of the investment portfolio of such subsidiary borrowing under the facility. The facility allows for the issuance of up to $200.0 million in multicurrency letters of credit and up to $300.0 million of fronted letters of credit that may also be multicurrency letters of credit. Endurance Holdings guarantees the obligations of its subsidiaries that are parties to the 2007 Credit Facility.

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

On March 23, 2010, the Company issued an additional $85.0 million principal amount of 7% Senior Notes due July 15, 2034 (the “7% Senior Notes”), $250.0 million of which were initially issued on July 15, 2004 at a price of 94.976% of their principal amount, providing an effective yield to investors of 7.449%. On the closing of the additional issuance, the Company had a total par value of $335.0 million of the 7% Senior Notes outstanding. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than the date of issue, the initial purchase price to the public and the first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with the previously issued 7% Senior Notes. The Company used the proceeds from the additional 7% Senior Notes for general corporate purposes.

On October 17, 2005, Endurance Holdings issued $200.0 million principal amount of 6.15% Senior Notes due 2015 (the “6.15% Senior Notes”). The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%, and, unless previously redeemed, will mature on October 15, 2015. Endurance Holdings used the net proceeds from the offering to repay the $143.5 million then outstanding under Endurance Holdings’ revolving credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes.

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

The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2011.

The Company made aggregate interest payments of $35.8 million during the year ended December 31, 2011 (2010 – $32.8 million, 2009 – $29.8 million).

8.	Derivatives

In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U.S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a “cash flow hedge” under the current accounting guidance and accordingly, the fair value of the derivative was recorded in other comprehensive income and is being recognized as a component of interest expense in the statement of income as the interest expense related to the 7% Senior Notes affects earnings. The net income effect of the interest rate lock was not material.

During 2011, the Company invested a portion of its fixed maturity assets with a third party investment manager with investment guidelines that permit the use of derivative instruments. The Company’s derivative instruments are recorded in the Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses generally recognized in net realized and unrealized gains and net foreign exchange gains in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

None of the Company’s derivatives are designated as hedges under current accounting guidance, with the exception of the interest rate lock. The Company’s objectives for holding these derivatives are as follows:

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

Credit Default Swaps

The Company may purchase protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the surety line of business, and to manage market exposures.

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

The fair values and the related notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2011 are noted below. The Company began entering into derivative transactions during the first quarter of 2011.

	September 30,	September 30,
	December 31, 2011
		Notional
	Fair	Principal
	Value	Amount
Foreign exchange forward contracts	$216	$8,412
Credit default swaps	15	850
Interest rate swaps	223	3,000
Interest rate swaptions	36	1,100
Interest rate futures	23	200,000

Total recorded in other assets	$513	$213,362

Foreign exchange forward contracts	$199	$8,216
Credit default swaps	71	1,800
Interest rate swaps	594	2,000
Interest rate swaptions	27	5,500

Total recorded in other liabilities	$891	$17,516

Net derivative liability	$(378)	$230,878

The fair values of all derivatives at December 31, 2011 were recorded in other assets or other liabilities in the Company’s Consolidated Balance Sheet. None of the above derivatives have been designated as hedges under current accounting guidance.

The gains and losses on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for derivatives for the year ended December 31, 2011 were as follows:

September 30,
2011
Total included in net foreign exchange gains from foreign exchange forward contracts	$(122)

Futures contracts	$817
Credit default swaps	(51)
Interest rate swaps	(1,531)
Interest rate swaptions	52

Total included in net realized and unrealized gains	$(713)

Total included in other underwriting (loss) income from commodity put options	$(3,365)

Total losses from derivatives	$(4,200)

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

•

Insurance – This segment is comprised of six lines of business: agriculture, professional lines, casualty, property, healthcare liability and surety and other specialty. The agriculture line of business is comprised of multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty lines of business are comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty, healthcare liability, workers’ compensation, and professional lines. The property line of business is comprised of the insurance and facultative reinsurance of commercial properties. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs. The surety and other specialty line includes coverages of workers’ compensation insurance which the Company exited in 2009 and contract and commercial surety business.

•

Reinsurance – This segment is comprised of five lines of business: catastrophe, casualty, property, aerospace and marine and surety and other specialty. Catastrophe coverages include reinsurance for catastrophic perils on a treaty basis. The casualty line of business is comprised of third party liability exposures and workers’ compensation coverages. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. The aerospace and marine line coverages include the reinsurance of aviation and space business and proportional and non-proportional reinsurance of hull and cargo insurance business. Surety and other specialty coverages include proportional and excess of loss coverages of contract and commercial surety business, personal accident coverages and agriculture coverages for weather related perils as well as protection from yield and price risks.

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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2011, reserve for losses and loss expenses as of December 31, 2011 and the carrying value of goodwill as of December 31, 2011:

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,469,798	$997,316	$2,467,114
Ceded premiums written	(464,308)	(22,985)	(487,293)

Net premiums written	1,005,490	974,331	1,979,821

Net premiums earned	981,592	949,801	1,931,393
Other underwriting loss	(3,368)	(179)	(3,547)

	978,224	949,622	1,927,846

Expenses
Net losses and loss expenses	765,119	867,547	1,632,666
Acquisition expenses	71,295	211,616	282,911
General and administrative expenses	146,115	118,037	264,152

	982,529	1,197,200	2,179,729

Underwriting loss	$(4,305)	$(247,578)	$(251,883)

Net loss ratio	77.9%	91.3%	84.6%
Acquisition expense ratio	7.3%	22.3%	14.6%
General and administrative expense ratio	14.9%	12.4%	13.7%

Combined ratio	100.1%	126.0%	112.9%

Reserve for losses and loss expenses	$1,937,543	$1,886,681	$3,824,224

Goodwill	$47,925	$42,529	$90,454

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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2010, reserve for losses and loss expenses as of December 31, 2010 and the carrying value of goodwill as of December 31, 2010:

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,112,192	$941,044	$2,053,236
Ceded premiums written	(282,328)	(7,164)	(289,492)

Net premiums written	829,864	933,880	1,763,744

Net premiums earned	821,828	919,285	1,741,113
Other underwriting income (loss)	475	(2,111)	(1,636)

	822,303	917,174	1,739,477

Expenses
Net losses and loss expenses	558,040	480,060	1,038,100
Acquisition expenses	63,556	200,672	264,228
General and administrative expenses	123,335	118,585	241,920

	744,931	799,317	1,544,248

Underwriting income	$77,372	$117,857	$195,229

Net loss ratio	67.9%	52.2%	59.6%
Acquisition expense ratio	7.7%	21.8%	15.2%
General and administrative expense ratio	15.0%	12.9%	13.9%

Combined ratio	90.6%	86.9%	88.7%

Reserve for losses and loss expenses	$1,729,593	$1,590,334	$3,319,927

Goodwill	$45,217	$41,831	$87,048

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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2009, reserve for losses and loss expenses as of December 31, 2009 and the carrying value of goodwill as of December 31, 2009:

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,152,150	$869,300	$2,021,450
Ceded premiums written	(411,840)	(3,560)	(415,400)

Net premiums written	740,310	865,740	1,606,050

Net premiums earned	823,703	809,489	1,633,192
Other underwriting income	3,533	381	3,914

	827,236	809,870	1,637,106

Expenses
Net losses and loss expenses	553,008	313,632	866,640
Acquisition expenses	84,724	183,247	267,971
General and administrative expenses	119,766	117,388	237,154

	757,498	614,267	1,371,765

Underwriting income	$69,738	$195,603	$265,341

Net loss ratio	67.1%	38.8%	53.1%
Acquisition expense ratio	10.3%	22.6%	16.4%
General and administrative expense ratio	14.6%	14.5%	14.5%

Combined ratio	92.0%	75.9%	84.0%

Reserve for losses and loss expenses	$1,679,990	$1,477,036	$3,157,026

Goodwill	$45,217	$40,974	$86,191

The following table reconciles total segment results to (loss) income before income tax benefit (expense) for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009

Total underwriting (loss) income	$(251,883)	$195,229	$265,341
Net investment income	147,037	200,358	284,200
Net foreign exchange gains	7,422	2,989	29,740
Net realized and unrealized gains	31,671	22,488	6,303
Net impairment losses recognized in (losses) earnings	(3,520)	(3,944)	(20,251)
Amortization of intangibles	(11,213)	(10,460)	(10,463)
Interest expense	(36,254)	(34,762)	(30,174)

(Loss) income before income taxes	$(116,740)	$371,898	$524,696

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross premiums written by line of business for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
Business Segment	2011	2010	2009

Insurance
Agriculture	$901,746	$567,461	$572,096
Professional lines	169,319	170,146	193,799
Casualty	205,950	167,549	152,580
Property	109,312	122,110	124,621
Healthcare liability	82,519	87,593	82,955
Surety and other specialty	952	(2,667)	26,099

Total Insurance	1,469,798	1,112,192	1,152,150

Reinsurance
Catastrophe	346,021	309,886	303,404
Casualty	277,495	294,030	255,142
Property	266,562	224,544	215,085
Aerospace and marine	54,591	48,761	44,696
Surety and other specialty	52,647	63,823	50,973

Total Reinsurance	997,316	941,044	869,300

Total	$2,467,114	$2,053,236	$2,021,450

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009

United States	$2,001,117	$1,598,335	$1,637,649
Worldwide	259,707	239,912	243,105
Europe	106,070	102,574	75,985
Japan	37,610	40,608	27,926
Canada	17,103	17,674	13,741
Australasia	15,364	19,325	6,566
Other	30,143	34,808	16,478

Total gross premiums written	$2,467,114	$2,053,236	$2,021,450

The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Goodwill and intangible assets

The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
		Intangible
		assets with	Intangible
	Goodwill	indefinite lives	assets with finite lives	Total

Net balance at December 31, 2009	$86,191	$17,229	$88,030	$191,450
Additions	857	—	107	964
Amortization	—	—	(10,460)	(10,460)

Net balance at December 31, 2010	$87,048	$17,229	$77,677	$181,954
Additions	3,406	—	7,681	11,087
Amortization	—	—	(11,213)	(11,213)

Net balance at December 31, 2011	$90,454	$17,229	$74,145	$181,828

Gross balance	$90,454	$17,229	$137,956	$245,639
Accumulated Amortization	—	—	(63,811)	(63,811)

Net balance	$90,454	$17,229	$74,145	$181,828

On January 21, 2011, ARMtech Insurance Services, Inc., a wholly-owned subsidiary of Endurance Holdings, acquired all outstanding stock of American Omni Crop LLC (“AOC”). AOC is a managing general agency located in Florida. In connection with the acquisition of AOC, the Company recorded a total of $2.7 million of goodwill and $7.6 million of intangible assets. The intangible assets acquired consisted of a non-compete agreement and customer relationships with expected lives of four and fifteen years, respectively.

No impairment of the Company’s goodwill or intangible assets was noted following the annual impairment review for the years ended December 31, 2011 and 2010. No changes were made in the methodologies and assumptions used in the Company’s application of its impairment testing. The Company expects the amortization of the intangible assets with finite lives to approximate $10.3 million in 2012, $7.0 million in 2013, $6.5 million for 2014, $6.3 million in each of 2015 and 2016 and $37.8 million in all years thereafter.

11.	Commitments and contingencies

Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include loss recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables at December 31, 2011 and 2010 amounted to $666.9 million and $319.3 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of cash, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2011, $299.7 million of losses recoverable (2010 – $206.6 million) was due from reinsurers rated A- or better by A.M. Best or Standard & Poor’s. An additional $364.8 million (2010 – $111.7 million) of losses recoverable was due from a U.S. government sponsored reinsurance program as of December 31, 2011.

As of December 31, 2011, substantially all the Company’s cash and investments were held by three custodians.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Commitments and contingencies, cont’d

The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
Broker	2011	2010	2009
Aon Benfield	18.2%	21.3%	20.7%
Marsh & McLennan Companies, Inc.	16.1%	20.2%	19.8%
Willis Companies	12.7%	12.6%	15.3%

Total of largest brokers	47.0%	54.1%	55.8%

Letters of credit. As of December 31, 2011, the Company had issued letters of credit of $447.3 million (2010 – $439.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

Investment commitments. As of December 31, 2011 and 2010, the Company had pledged cash and cash equivalents and fixed maturity investments of $171.4 million and $143.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2011 and 2010, the Company had also pledged $517.2 million and $500.9 million of its cash and fixed maturity investments as required to meet collateral obligations for $447.3 million and $439.3 million in secured letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2011 and 2010, cash and fixed maturity investments with fair values of $370.4 million and $369.1 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $7.6 million and $10.7 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to Other Investments at December 31, 2011 and 2010. The Company is generally subject to redemption restriction provisions of between one to five years from the date of the original commitment and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2012 of $83.6 million of its Other Investments held at December 31, 2011. In addition, as of December 31, 2011 the Company was committed to investing a further $18.1 million (2010 – $11.7 million) in various investment funds classified as Other Investments.

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

11.	Commitments and contingencies, cont’d

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2011 are as follows:

September 30,
Year ending December 31,	Amount

2012	$13,701
2013	12,806
2014	8,346
2015	7,412
2016	5,163
2017 and thereafter	23,429

$70,857

Total lease expense under operating leases for the year ended December 31, 2011 was $12.2 million (2010 – $11.1 million; 2009 – $11.4 million).

Legal Proceedings. The Company is party to various legal proceedings generally arising in the normal course of its business. While any proceeding contains an element of uncertainty, the Company does not believe that the eventual outcome of any litigation or arbitration proceeding to which it is presently a party could have a material adverse effect on its financial condition, results of operations or business. Pursuant to the Company’s insurance and reinsurance agreements, disputes are generally required to be finally settled by arbitration.

12.	Shareholders’ equity

The Company’s share capital at December 31, 2011 and 2010 is comprised as follows:

	September 30,	September 30,
	2011	2010
Preferred shares
Authorized – $1.00 par value each	17,200,000	8,000,000

Issued, outstanding and fully paid:
Series A preferred shares – $1.00 par value each; aggregate liquidation preference $200,000 (2010 - $200,000)	8,000,000	8,000,000
Series B preferred shares – $1.00 par value each; aggregate liquidation preference $230,000 (2010 - Nil)	9,200,000	—

	17,200,000	8,000,000

Common shares
Authorized – $1.00 par value each	120,000,000	120,000,000

Issued, outstanding and fully paid:
Ordinary common shares – $1.00 par value each	43,086,834	47,218,468

During 2011, the Company issued restricted shares under its equity compensation plans (Note 15). The common shares, issued, outstanding and fully paid for 2011 includes 719,961 restricted shares.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.	Shareholders’ equity, cont’d.

On October 10, 2005, Endurance Holdings issued 8,000,000 shares of its 7.75% Non-Cumulative Preferred Shares, Series A (the “Series A Preferred Shares”) and on June 1, 2011, Endurance Holdings issued 9,200,000 shares of its 7.5% Non-Cumulative Preferred Shares, Series B (the “Series B Preferred Shares”). The Series A Preferred Shares and Series B Preferred Shares sold were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange. The Series A Preferred Shares and Series B Preferred Shares were both issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds of $193.5 million from its offering of Series A Preferred Shares and $224.0 million from its offering of Series B Preferred Shares, in each case after expenses and underwriting discounts. The proceeds from both offerings were used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes.

The Series A Preferred Shares and Series B Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2015 (in the case of the Series A Preferred Shares) and after June 1, 2016 (in the case of the Series B Preferred Shares) in each case at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series A Preferred Shares or Series B Preferred Shares before their respective redemption dates at a redemption price of $26.00 per share, plus any declared and unpaid dividends, to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series A Preferred Shares or Series B Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.

Dividends on the Series A Preferred Shares and Series B Preferred Shares, when, as and if declared by the Board of Directors of Endurance Holdings or a duly authorized committee of the board, accrue and are payable on the liquidation preference amount from the original issue date, quarterly in arrears on each dividend payment date, at an annual rate of 7.75% in the case of the Series A Preferred Shares and an annual rate of 7.5% in the case of the Series B Preferred Shares. Dividends on the Series A Preferred Shares and Series B Preferred Shares are not cumulative.

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares, Series B Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings’ common equity securities, a liquidating distribution in the amount of $25 per Series A Preferred Share and Series B Preferred Share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares, Series B Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.

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

Holders of the Series A Preferred Shares and the Series B Preferred Shares have no voting rights, except with respect to certain fundamental changes in the terms of the Series A Preferred Shares or the Series B Preferred Shares and in the case of certain dividend non-payments or as otherwise required by Bermuda law or Endurance Holdings’ bye-laws.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.	Shareholders’ equity, cont’d.

On November 9, 2011, the Company’s Board of Directors authorized for repurchase up to 7.0 million ordinary shares or share equivalents through November 30, 2013. This authorization superseded previous authorizations. During 2011 and 2010, under programs authorized by the Company’s Board of Directors, the Company repurchased 7,563,469 and 8,677,828 of its ordinary shares and share equivalents in open market and privately negotiated transactions at an average price of $45.06 and $38.96 per share, respectively. Common shares repurchased by the Company are not cancelled and are classified as treasury shares. The Company’s treasury shares are recorded at cost as a reduction in common shares and additional paid-in capital within shareholders’ equity. Total authorized repurchases remaining at December 31, 2011 was 7,000,000 shares (2010 – 2,808,354).

On June 18, 2010, Endurance Holdings, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc. entered into an agreement to terminate the variable delivery equity forward sale agreement. Prior to its termination, the equity forward sale agreement gave Endurance Holdings the ability to sell its ordinary shares to an affiliate of Deutsche Bank Securities, Inc. for proceeds of approximately $150.0 million. The equity forward sale agreement was originally scheduled to be settled or terminate commencing on July 20, 2010. The Company did not issue any of its ordinary shares in connection with the equity forward sale agreement, nor has the Company incurred any early termination penalties in connection with the termination of the agreement.

At December 31, 2010, 2,985,527 warrants were outstanding. At December 31, 2011, no warrants were outstanding. Such warrants were exercisable for ordinary and class A shares as follows:

	September 30,	September 30,
	2011	2010

Ordinary shares	—	2,438,482
Class A shares	—	547,045

	—	2,985,527

During 2011, the Company repurchased 90,000 (2010 – 10,000) outstanding warrants at an average price of $36.72 (2010 – $26.04), net of the average warrant strike price of $12.87 (2010 – $13.37) per warrant. During 2011, 2,895,527 (2010 –Nil) warrants with an exercise price of $11.97 were exercised for the purchase of the Company’s ordinary shares at an average price of $36.44. The holders of 2,308,482 warrants elected the net settlement option, and thus the Company delivered 2,143,396 ordinary shares in settlement of all exercises.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.	Earnings per share

The following table sets forth the computation of basic and diluted (losses) earnings per share for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009
Numerator:
Net (loss) income (attributable) available to common and participating common shareholders	$(117,859)	$349,238	520,604
Less amount allocated to participating common shareholders (1)	(961)	(6,595)	(9,104)

Net (loss) income allocated to common shareholders	$(118,820)	$342,643	$511,500

Denominator:
Weighted average shares – basic
Outstanding	40,214,979	50,880,148	55,908,471
Vested restricted share units	—	1,990	20,210

Weighted average shares – basic	40,214,979	50,882,138	55,928,681

Share equivalents:
Warrants	—	2,004,422	2,047,305
Options	—	830,219	887,249
Restricted share units	—	11,680	10,880

Weighted average shares – diluted	40,214,979	53,728,459	58,874,115

Basic (losses) earnings per common share	$(2.95)	$6.73	$9.14

Diluted (losses) earnings per common share	$(2.95)	$6.38	$8.69

(1)	Represents earnings and dividends attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

The following table sets forth dividends declared in the years ended December 31, 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,
	2011	2010	2009
Dividends declared per Series A preferred share	$1.94	$1.94	$1.94

Dividends declared per Series B preferred share	$0.94	$—	$—

Dividends declared per common share	$1.20	$1.00	$1.00

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

14.	Related party transactions

Since 2002, subsidiaries of BlackRock Inc. (“BlackRock”) have provided the Company and its subsidiaries with various investment management, investment accounting and risk analysis services. BlackRock owned 4.1 million or 9.5% of Endurance Holdings’ ordinary shares outstanding at December 31, 2011 and were therefore considered a related party. The Company incurred expenses totaling $3.2 million (2010—$3.3 million; 2009—$3.6 million) of which $2.1 million was accrued in relation to investment services rendered by Blackrock at December 31, 2011 (2010—$2.0 million). At December 31, 2011, the Company owned BlackRock common shares with a fair value of $0.5 million.

Pyramis Global Advisors, a subsidiary of FMR, LLC (“Fidelity”), provides investment management services to the Company. Fidelity and its affiliates owned 2.6 million or 6.1% of Endurance Holdings’ ordinary shares outstanding at December 31, 2011 and were therefore considered a related party. The Company incurred investment management fees totaling $1.5 million (2010—$2.0 million; 2009—$0.3 million) to this investment manager of which $0.4 million was accrued at December 31, 2011 (2010—$0.4 million).

Richard C. Perry, a former Director of the Company, is President of Perry Corp. Investment funds managed by Perry Corp. collectively owned 7,143,056 ordinary shares and options to purchase an additional 10,000 ordinary shares or approximately 15% of the Company’s common shares outstanding at December 31, 2010. As a non-employee director of the Company, Mr. Perry received from the Company the customary non-employee director compensation, consisting of $77,500 per annum and $70,000 in restricted shares per annum, in each of 2010 and 2009. The investment funds managed by Perry Corp. sold all of their ordinary shares and options to the Company on January 28, 2011.

On February 28, 2011, the Company entered into an agreement with Robert A. Spass, a Director of the Company, to purchase from Mr. Spass warrants exercisable for 90,000 ordinary shares of the Company having an exercise price on the date of the agreement of $12.87 per ordinary share (the “Warrant Purchase Agreement”). The Warrant Purchase Agreement provided that the Company would purchase the warrants from Mr. Spass at a purchase price of $36.72 per warrant, which represented the closing price for the Company’s ordinary shares on the New York Stock Exchange on February 28, 2011, less the exercise price of the warrants. The transactions contemplated by the Warrant Purchase Agreement closed on March 1, 2011.

15.	Stock-based employee compensation and other stock plans

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

15.	Stock-based employee compensation plans, cont’d.

The 2007 Plan allows the Company to grant to employees and non-employee directors restricted shares, restricted share units, stock appreciation rights, share bonuses, options to purchase the Company’s ordinary shares and other forms of equity incentive awards, as determined by the Compensation Committee of the Company’s Board of Directors.

Under the terms of the 2007 Plan as amended, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares were reserved for issuance. At a meeting on February 11, 2010, the Company’s Board of Directors adopted a resolution to add 1,795,000 ordinary shares to the 2007 Plan. The addition of 1,795,000 ordinary shares to the 2007 Plan was approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 13, 2010. After the approval of the additional shares, a total of 3,895,000 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the issuance of share based equity incentives, such as restricted shares, or the exercise or settlement of outstanding derivative equity incentives, such as options or restricted share units. As of December 31, 2011, 2,592,134 (2010—3,789,012) ordinary shares remained available for issuance under the 2007 and prior Plans.

Stock Options

The Company issued stock options to employees and non-employee directors, with exercise prices equal to the fair market values of the Company’s ordinary shares on the grant dates. Options generally vest at a rate of 20% per year over a five-year term. Option awards have a 10-year contractual life.

A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2011 is presented below:

	September 30,	September 30,	September 30,	September 30,
	For the year ended December 31, 2011
			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
Options Outstanding	Options	Exercise Price	(years)	Intrinsic Value

Beginning of year	1,277,651	$16.41
Granted	—	—
Exercised	1,152,850	15.19
Forfeited	10,000	28.03

Outstanding, end of year	114,801	$23.14	1.38	$1,734

Exercisable and vested options, end of year	114,801	$23.14	1.38	$1,734

No options were granted, expired or vested during the years ended December 31, 2011, 2010 and 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $32.5 million, $9.9 million, and $4.2 million, respectively. The Company received proceeds of $17.6 million from the exercise of options during the year ended December 31, 2011. The Company issued new ordinary shares in connection with the exercise of the above options.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

15.	Stock-based employee compensation plans, cont’d.

There were no unrecognized stock-based compensation expenses related to unvested stock options at December 31, 2011.

Restricted Shares and Restricted Share Units

The Company issued restricted shares and restricted share units to employees and non-employee directors. The fair value of the restricted shares and restricted share units granted is equal to the fair market value of the Company’s ordinary shares on the grant date. Compensation equal to the fair market value of the restricted shares and restricted share units at the measurement date is amortized and charged to income over the vesting period. Restricted shares granted to employees vest pro rata over a four-year period and are forfeited upon departure from the Company for any reason prior to the applicable vesting date.

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

The Company generally withholds an amount sufficient to satisfy any federal, state or local withholding tax requirements associated with the vesting of the restricted shares and the restricted share units held by employees.

A summary of the restricted share and restricted share unit activity during the year ended December 31, 2011, is presented below:

	September 30,	September 30,
	Number of	Aggregate
	Shares/Units	Intrinsic Value

Unvested, beginning of year	980,212
Granted	305,806
Settled	(401,005)
Forfeited	(154,959)

Unvested, end of year	730,054

Outstanding, end of year	730,054	$27,925

During the years ended December 31, 2011, 2010 and 2009, the Company granted an aggregate of 305,806, 532,964 and 326,671 restricted shares and restricted share units with weighted average grant date fair values of $14.8 million, $20.4 million and $7.6 million. During the years ended December 31, 2011, 2010 and 2009, the aggregate fair value of restricted shares and restricted share units that vested was $14.4 million, $13.5 million and $15.1 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, compensation costs recognized in earnings for all restricted shares and restricted share units were $14.8 million, $12.9 million, and $13.3 million, respectively. At December 31, 2011, compensation costs not yet recognized related to non-vested awards was $9.9 million (2010 – $11.6 million). This expense is expected to be recognized between 2012 and 2015, with approximately 63.9% expected to be recognized during 2012.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

15.	Stock-based employee compensation plans, cont’d.

Employee Share Purchase Plan

On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the “ESPP”). The ESPP is not subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and is not a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The ESPP is a qualified plan under 423 of the Code.

Following approval by the Company’s shareholders in 2005, 200,000 of Endurance Holdings’ ordinary shares were reserved for issuance under the ESPP. At a meeting on February 23, 2011, the Company’s Board of Directors adopted a resolution to add 200,000 ordinary shares to the ESPP. The addition of 200,000 ordinary shares to the ESPP was approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 11, 2011. After approval of the additional ordinary shares, a total of 400,000 ordinary shares were reserved for issuance under the ESPP.

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

Total expenses related to this plan for the year ended December 31, 2011 was approximately $200,000 (2010 – $172,000; 2009– $100,000).

16.	Pension Plan

The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 10% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Company contributions for the year ended December 31, 2011 resulted in an expense of $7.5 million being recorded in earnings (2010 – $8.4 million; 2009 – $9.2 million).

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

The combined statutory capital and surplus and combined statutory net (loss) income for our principal operating subsidiaries in their respective jurisdictions were as follows:

	September 30,		September 30,	September 30,
	Bermuda		United States	Other(2)
Statutory capital and surplus
At December 31, 2011	$2,422,398	(1)	$620,833	N/A	(3)
At December 31, 2010	$2,561,532	(1)	$648,410	$210,447

Statutory net income (loss)
For the year ended December 31, 2011	$51,101		$(77,374)	N/A	(3)
For the year ended December 31, 2010	370,136		27,544	$(16,664)
For the year ended December 31, 2009	583,394		(4,206)	(74)

(1)	Bermuda statutory capital and surplus includes an investment in affiliate asset, which represents its interest in the remaining insurance and reinsurance operations of the Company included in the United States and Other columns above.

(2)	Includes Endurance U.K. and the Company’s Singapore branch.

(3)	Endurance U.K. and the Company’s Singapore branch are currently completing 2011 statutory profit and loss statements. The Company’s Zurich branch had no statutory filing requirement at or for the years ended December 31, 2011, 2010 and 2009.

As a holding company, Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders. Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the enhanced capital requirement calculated using the Bermuda standard model in addition to limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses, subject to an overall minimum capital and surplus requirement of $100.0 million. The Bermuda Solvency Capital Requirement (“BSCR”) employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. The Company is currently completing the 2011 BSCR for Endurance Bermuda and believes that Endurance Bermuda will exceed the target level of required capital as of December 31, 2011. At December 31, 2011, Endurance Bermuda can pay $605.6 million (2010—$640.4 million) to Endurance Holdings without prior approval under Bermuda law. In addition, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the Delaware Department of Insurance. ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2011, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2012 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2011, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.9 million (2010—$2.8 million) without prior regulatory approval.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

17.	Statutory requirements and dividend restrictions, cont’d.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2011 Endurance U.K likely will not have profits available for distribution.

18.	Taxes

The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland, Singapore and Canada, which are subject to the relevant taxes in those jurisdictions. In February 2012, the IRS notified the Company that it would be conducting an audit of the Company’s U.S. subsidiaries’ 2010 tax return. In addition, the Canada Revenue Agency has commenced an examination of income tax returns for 2008 and 2009 for the Canadian branch of one of the Company’s U.S. subsidiaries. Due to the uncertainty of the outcome of these audits, the Company cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time. However, the Company does not expect to receive any adjustments that would result in a material change to its financial position. The Company’s other operating subsidiaries and branch operations are not under examination in any jurisdictions. The Company remains subject to examination for tax years 2007 – 2011.

The Company is not required to pay any income or capital gains taxes in Bermuda. The Company has received written assurance dated May 17, 2011 from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act of 1966 of Bermuda, as amended, that in the event any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not be applicable to the Company until March 31, 2035 provided that the assurance is subject to the condition that it will not prevent the application of any taxes payable by the Company in respect of real property or leasehold interests in Bermuda held by it. Endurance’s Bermuda affiliates intend to operate in a manner such that they will owe no United States tax other than premium excise tax and withholding taxes on certain investments.

The income tax benefit (expense) was as follows for the years ended December 31, 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current income tax benefit (expense)	$13,518	$(28,556)	$6,081
Deferred income tax benefit	9,488	21,396	5,327

Income tax benefit (expense)	$23,006	$(7,160)	$11,408

Of the 2011 current income tax benefit (expense), $12.7 million related to taxes incurred in the United States (2010 – $(27.7) million; 2009 – $6.5 million). Of the deferred income tax benefit, $9.6 million related to deferred income tax benefits in the United States (2010 – $21.4 million; 2009 – $5.3 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.	Taxes, cont’d.

The actual income tax benefit (expense) attributable to income for the years ended December 31, 2011, 2010 and 2009 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income tax benefit (expense), as a result of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Computed expected tax expense	$—	$—	$—
Tax benefit (expense) effect on foreign taxes	40,808	(3,169)	5,308
Change in valuation allowance	(17,802)	(3,991)	6,100

	$23,006	$(7,160)	$11,408

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2011, and 2010:

	September 30,	September 30,
	2011	2010
Deferred income tax assets:
Unearned premiums	$21,446	$17,726
Loss reserves	31,927	35,064
Net operating loss carry forward	41,645	24,054
Deferred compensation	11,537	11,989
Deferred interest	36,071	28,075
Start up costs	126	550
Realized investment losses	1,266	2,302
Other	6,125	4,358

Total deferred income tax assets	150,143	124,118

Deferred income tax liabilities:
Deferred acquisition costs	(18,727)	(15,055)
Unrealized investment gains	(16,902)	(10,029)
Unrealized foreign exchange gain	(12,048)	(12,747)
Temporary differences related to acquisition	(26,437)	(26,814)
Other	(11,306)	(12,223)

Total deferred income tax liabilities	(85,420)	(76,868)

Valuation allowance	(31,368)	(13,566)

Net deferred income tax asset	$33,355	$33,684

Net income tax refunds received in 2011 totaled $15.7 million. The Company paid net income taxes and received net refunds totaling $24.3 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively. Net operating loss carryforwards in the amount of $45.5 million, $59.1 million, $41.6 million and $26.7 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carry forwards expire through 2018 and 2031, respectively. There were no income taxes payable in the United Kingdom as of December 31, 2011 or 2010.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.	Taxes, cont’d.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2011, management has established a valuation allowance of $31.4 million (2010 – $13.6 million) against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The valuation allowance in 2010 was established against net operating loss carryforwards in the United Kingdom and non-U.S. branches.

The Company’s (loss) income before income taxes was distributed as follows for the years ended December 31, 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,
	2011	2010	2009

U.S. (domestic)	$(125,752)	$88,147	$26,832
Non-U.S. (foreign)(1)	9,012	283,751	497,864

(Loss) income before income taxes	$(116,740)	$371,898	$524,696

(1)	The Company’s non-U.S. (foreign) operating subsidiaries write business that is exposed to risks originating in the United States.

As of December 31, 2011 and 2010, the Company had no uncertain tax positions.

19.	Condensed unaudited quarterly financial data

The following is a summary of the unaudited quarterly data for the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Net premiums earned	$382,833	$486,578	$561,493	$500,489
Net investment income	52,501	39,842	14,100	40,594
Net realized and unrealized gains	3,775	21,532	1,033	5,331
Net impairment losses recognized in earnings	(1,647)	(932)	(240)	(701)

Subtotal	$437,462	$547,020	$576,386	$545,713

Net losses and loss expenses	$401,853	$361,970	$456,691	$412,152

Acquisition and general and administrative expenses	$131,579	$133,773	$130,823	$150,888

Net foreign exchange (gains) losses	$(6,918)	$3,348	$(4,085)	$233

Net (loss) income	$(87,417)	$41,077	$(20,018)	$(27,376)
Preferred dividends	(3,875)	(3,875)	(8,188)	(8,187)

Net (loss) income (attributable) available to common and participating common shareholders	$(91,292)	$37,202	$(28,206)	$(35,563)

Basic (losses) earnings per share	$(2.25)	$0.92	$(0.71)	$(0.88)

Diluted (losses) earnings per share	$(2.25)	$0.87	$(0.71)	$(0.88)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.	Condensed unaudited quarterly financial data, cont’d.

The following is a summary of the unaudited quarterly data for the year ended December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Net premiums earned	$365,189	$456,395	$469,793	$449,736
Net investment income	56,479	33,351	53,654	56,874
Net realized and unrealized gains	3,544	2,657	8,973	7,314
Net impairment losses recognized in earnings	(861)	(992)	(1,380)	(711)

Subtotal	$424,351	$491,411	$531,040	$513,213

Net losses and loss expenses	$232,597	$292,947	$266,132	$246,424

Acquisition and general and administrative expenses	$122,909	$122,384	$126,966	$133,889

Net foreign exchange losses (gains)	$5,971	$129	$(12,565)	$3,476

Net income	$55,789	$58,593	$139,128	$111,228
Preferred dividends	(3,875)	(3,875)	(3,875)	(3,875)

Net income available to common and participating common shareholders	$51,914	$54,718	$135,253	$107,353

Basic earnings per share	$0.95	$1.02	$2.64	$2.22

Diluted earnings per share	$0.91	$0.97	$2.51	$2.09

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2011 was so reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the sections captioned “Board of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2012 Annual General Meeting of Shareholders.

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

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” of our Proxy Statement for our 2012 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our 2012 Annual General Meeting of Shareholders.

Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:

Equity Compensation Plan Information

	September 30,	September 30,	September 30,
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	124,893	$23.14	2,776,558

Equity compensation plans not approved by security holders	—	—	—

Total	124,893	$23.14	2,776,558

(1)	Weighted average exercise price does not include $0 exercise price of 10,093 restricted share units included in the number of securities to be issued upon exercise.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors” of our Proxy Statement for our 2012 Annual General Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the section captioned “Audit Fees” of our Proxy Statement for our 2012 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements on page 99 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on page 152 hereof.

(3)	Exhibits. See Exhibit Index beginning on page 164 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: February 29, 2012	/s/ David Cash
Name: David Cash
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ David Cash
David Cash	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ Michael J. McGuire
Michael J. McGuire	Chief Financial Officer (Principal Accounting Officer)	February 29, 2012

/s/ William M. Jewett William M. Jewett	President and Director	February 29, 2012

/s/ John T. Baily John T. Baily	Director	February 29, 2012

/s/ Norman Barham Norman Barham	Director	February 29, 2012

/s/ Galen R. Barnes Galen R. Barnes	Director	February 29, 2012

/s/ William H. Bolinder William H. Bolinder	Director	February 29, 2012

/s/ Steven W. Carlsen Steven W. Carlsen	Director	February 29, 2012

/s/ Susan S. Fleming Susan S. Fleming	Director	February 29, 2012

/s/ Scott D. Moore Scott D. Moore	Director	February 29, 2012

/s/ Brendan R. O’Neill Brendan R. O’Neill	Director	February 29, 2012

/s/ William J. Raver William J. Raver	Director	February 29, 2012

/s/ Robert A. Spass Robert A. Spass	Director	February 29, 2012

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 29, 2012; such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2011. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 29, 2012

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

AT DECEMBER 31, 2011

(In thousands of United States dollars)

	September 30,	September 30,	September 30,
	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$1,218,069	$1,269,123	$1,269,123
States, municipalities and political subdivisions	52,274	53,517	53,517
Foreign governments	73,361	74,997	74,997
Corporate bonds	1,467,928	1,491,724	1,491,724
Mortgage-backed securities
Agency mortgage-backed securities	961,736	993,826	993,826
Non-agency mortgage-backed securities	611,409	633,145	633,145
Asset-backed securities	316,212	315,634	315,634

Total fixed maturity investments	$4,700,989	$4,831,966	$4,831,966
Short-term investments	67,803	67,802	67,802
Equity securities	56,381	59,767	59,767
Other investments	336,337	432,658	432,658
Total Investments	$5,161,510	$5,392,193	$5,392,193

(1)	Investments in fixed maturity investments and short-term investments are shown at amortized cost.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT

BALANCE SHEETS—PARENT ONLY

DECEMBER 31, 2011 AND 2010

(In thousands of United States dollars except share amounts)

	September 30,	September 30,
	2011	2010

ASSETS

Investment in subsidiary	$2,932,610	$3,070,935
Cash and cash equivalents	1,230	6,095
Amounts due from subsidiaries	216,297	314,222
Other assets	8,722	8,698

Total assets	$3,158,859	$3,399,950

LIABILITIES

Debt	528,001	528,324
Other liabilities	19,693	23,473

Total liabilities	547,694	551,797

SHAREHOLDERS’ EQUITY

Preferred shares
Series A and Series B, non-cumulative – 17,200,000 issued and outstanding (2010 – 8,000,000)	17,200	8,000
Common shares
Ordinary – 43,086,834 issued and outstanding (2010 – 47,218,468)	43,087	47,218
Additional paid-in capital	526,910	613,915
Accumulated other comprehensive income	150,550	138,571
Retained earnings	1,873,418	2,040,449

Total shareholders’ equity	2,611,165	2,848,153

Total liabilities and shareholders’ equity	$3,158,859	$3,399,950

See accompanying notes to the consolidated financial statements.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.

STATEMENTS OF (LOSS) INCOME—PARENT ONLY

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(In thousands of United States dollars)

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues
Net investment loss	$(6)	$—	$(2)
Other income	8,303	20,758	—

	8,297	20,758	(2)
Expenses
General and administrative expenses	22,670	23,945	19,849
Interest expense	36,250	34,762	30,159

Total expenses	58,920	58,707	50,008

Net loss before equity in net income of subsidiaries	(50,623)	(37,949)	(50,010)
Equity in net (loss) income of subsidiaries	(43,111)	402,687	586,114

Net (loss) income	(93,734)	364,738	536,104
Preferred dividends	(24,125)	(15,500)	(15,500)

Net (loss) income (attributable) available to common and participating common shareholders	$(117,859)	$349,238	$520,604

See accompanying notes to the consolidated financial statements

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.

STATEMENTS OF CASH FLOWS—PARENT ONLY

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(In thousands of United States dollars)

	September 30,	September 30,	September 30,
	2011	2010	2009

Cash flows used in operating activities:
Net (loss) income	$(93,734)	$364,738	$536,104
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	760	239	185
Stock-based compensation expense	8,292	5,828	6,672
Equity in net losses (earnings) of subsidiary	43,111	(402,687)	(586,114)
Other assets	(490)	55	(391)
Other liabilities	(307)	(1,129)	6,140

Net cash used in operating activities	(42,368)	(32,956)	(37,404)

Cash flows provided by investing activities:
Dividends received from subsidiary	107,100	346,091	520,843
Net amounts received from (loaned to) subsidiaries	104,650	(7,811)	(281,509)

Net cash provided by investing activities	211,750	338,280	239,334

Cash flows used in financing activities:
(Repayment) issuance of long term debt	(529)	80,730	—
Issuance of common shares	26,489	7,209	5,246
Issuance of series B, non-cumulative preferred shares	224,022	—	—
Offering and registration costs paid	(586)	(2,064)	(1,500)
Repurchase of common shares	(344,272)	(338,510)	(112,480)
Settlement of restricted shares	(6,074)	(5,209)	(4,011)
Dividends paid on preferred shares	(24,125)	(15,500)	(15,500)
Dividends paid on common shares	(49,172)	(51,301)	(57,074)

Net cash used in financing activities	(174,247)	(324,645)	(185,319)

Net (decrease) increase in cash and cash equivalents	(4,865)	(19,321)	16,611
Cash and cash equivalents, beginning of year	6,095	25,416	8,805

Cash and cash equivalents, end of year	$1,230	$6,095	$25,416

See accompanying notes to the consolidated financial statements

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(In thousands of United States dollars)

Year Ended December 31, 2011

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total

Deferred Acquisition Costs	$36,895	$129,154	$166,049
Reserve for Losses and Loss Expenses	1,937,543	1,886,681	3,824,224
Unearned Premiums	448,786	483,322	932,108
Net Premiums Earned	981,592	949,801	1,931,393
Net Investment Income (1)	—	—	147,037
Net Losses and Loss Expenses	765,119	867,547	1,632,666
Amortization of Deferred Acquisition Costs	71,295	211,616	282,911
Other Operating Expenses (2)	146,115	118,037	264,152
Net Premiums Written	1,005,490	974,331	1,979,821

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)

General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

Year Ended December 31, 2010

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total

Deferred Acquisition Costs	$32,950	$121,534	$154,484
Reserve for Losses and Loss Expenses	1,729,593	1,590,334	3,319,927
Unearned Premiums	386,626	455,528	842,154
Net Premiums Earned	821,828	919,285	1,741,113
Net Investment Income (1)	—	—	200,358
Net Losses and Loss Expenses	558,040	480,060	1,038,100
Amortization of Deferred Acquisition Costs	63,556	200,672	264,228
Other Operating Expenses (2)	123,335	118,585	241,920
Net Premiums Written	829,864	933,880	1,763,744

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)

General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION, Cont’d

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(In thousands of United States dollars)

Year Ended December 31, 2009

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total

Deferred Acquisition Costs	$31,831	$115,148	$146,979
Reserve for Losses and Loss Expenses	1,679,990	1,477,036	3,157,026
Unearned Premiums	390,826	441,735	832,561
Net Premiums Earned	823,703	809,489	1,633,192
Net Investment Income (1)	—	—	284,200
Net Losses and Loss Expenses	553,008	313,632	866,640
Amortization of Deferred Acquisition Costs	84,724	183,247	267,971
Other Operating Expenses (2)	119,766	117,388	237,154
Net Premiums Written	740,310	865,740	1,606,050

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

(2)

General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

SCHEDULE IV

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands of United States dollars)

	September 30,	September 30,	September 30,	September 30,	September 30,
					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
Premiums Written	Gross	Companies	Companies	Net Amount	to Net

Year ended December 31, 2011:
Property and liability insurance	$1,469,798	$487,293	$997,316	$1,979,821	50%
Year ended December 31, 2010:
Property and liability insurance	$1,112,192	$289,492	$941,044	$1,763,744	53%
Year ended December 31, 2009:
Property and liability insurance	$1,152,150	$415,400	$869,300	$1,606,050	54%

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY

INSURANCE UNDERWRITERS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(In thousands of United States dollars)

Year Ended December 31, 2011

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total

Deferred Acquisition Costs	$36,895	$129,154	$166,049
Reserve for Losses and Loss Expenses	1,937,543	1,886,681	3,824,224
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	448,786	483,322	932,108
Net Premiums Earned	981,592	949,801	1,931,393
Net Investment Income (1)	—	—	147,037
Net Losses and Loss Expenses
Current Year	835,898	976,746	1,812,644
Prior Year	(70,779)	(109,199)	(179,978)
Amortization of Deferred Acquisition Costs	71,295	211,616	282,911
Paid Losses and Loss Expenses	889,521	580,742	1,470,263
Net Premiums Written	1,005,490	974,331	1,979,821

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

Year Ended December 31, 2010

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total

Deferred Acquisition Costs	$32,950	$121,534	$154,484
Reserve for Losses and Loss Expenses	1,729,593	1,590,334	3,319,927
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	386,626	455,528	842,154
Net Premiums Earned	821,828	919,285	1,741,113
Net Investment Income (1)	—	—	200,358
Net Losses and Loss Expenses
Current Year	604,911	559,991	1,164,902
Prior Year	(46,871)	(79,931)	(126,802)
Amortization of Deferred Acquisition Costs	63,556	200,672	264,228
Paid Losses and Loss Expenses	358,584	358,672	717,256
Net Premiums Written	829,864	933,880	1,763,744

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY

INSURANCE UNDERWRITERS, Cont’d.

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands of United States dollars)

Year Ended December 31, 2009

	September 30,	September 30,	September 30,
	Insurance	Reinsurance	Total

Deferred Acquisition Costs	$31,831	$115,148	$146,979
Reserve for Losses and Loss Expenses	1,679,990	1,477,036	3,157,026
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	390,826	441,735	832,561
Net Premiums Earned	823,703	809,489	1,633,192
Net Investment Income(1)	—	—	284,200
Net Losses and Loss Expenses
Current Year	645,086	372,443	1,017,529
Prior Year	(92,078)	(58,811)	(150,889)
Amortization of Deferred Acquisition Costs	84,724	183,247	267,971
Paid Losses and Loss Expenses	440,678	409,718	850,396
Net Premiums Written	740,310	865,740	1,606,050

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.

3.3	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008.

4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

4.2	Certificate of Designations of 7.75% Non-Cumulative Preferred Shares, Series A. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on October 12, 2005.

4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.

4.4	Certificate of Designations of 7.50% Non-Cumulative Preferred Shares, Series B. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on June 1, 2011.

4.5	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.

4.6	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.

4.7	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.

4.8	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.

4.9	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.

4.10	Third Supplemental Indenture, by and between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon, formerly known as the Bank of New York, dated March 26, 2010. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.1	Amended and Restated Credit Agreement, dated as of May 8, 2007, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.

10.2	First Amendment dated July 18, 2007 to the Amended and Restated Credit Agreement, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2007.

10.3	Amended and Restated Pledge and Security Agreement, dated as of May 8, 2007, by and among the Company, various designated subsidiary borrowers, The Bank of New York, as Collateral Agent, The Bank of New York, as Custodian and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.

Exhibit Number	Description of Document

10.4	Amended and Restated Account Control Agreement, dated as of May 8, 2007, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited and The Bank of New York, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007

10.5	Underwriting Agreement, by and between Endurance Specialty Holdings Ltd. and Banc of America Securities LLC, as representative of the several underwriters named therein, dated March 23, 2010. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.6	Underwriting Agreement, by and among Endurance Specialty Holdings Ltd. and Merrill Lynch Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as representatives of the several underwriters named herein, dated May 24, 2011. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 26, 2011.

10.7	Share and Option Purchase Agreement, by and among Perry Partners International, Inc., Perry Partners, L.P., Perry Corp., Richard C. Perry and Endurance Specialty Holdings Ltd., dated as of January 23, 2011. Incorporated herein by reference to Exhibit 1.01 to the Current Report on Form 8-K filed on January 24, 2011.

10.8	Warrant Purchase Agreement, by and between Endurance Specialty Holdings Ltd. and Robert A. Spass, dated as of February 28, 2011. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 1, 2011.

10.9	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**

10.10	Form of Share Option Agreement No. 2. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**

10.11	Form of Option Dividend Restricted Share Unit Agreement. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**

10.12	2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**

10.13	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**

10.14	Amendment No. 2 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.15	Form of Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**

10.16	Form of Long-Term Incentive Agreement. Incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.17	Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**

10.18	Non-Executive Chairman Employment Agreement, dated March 11, 2011, by and between Endurance Specialty Holdings Ltd. and William H. Bolinder. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2011. **

10.19	Amended and Restated Employment Agreement, dated February 18, 2010, by and between the Company and Mr. David Cash. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2010. **

10.20	Amended and Restated Employment Agreement, Dated February 18, 2010, by and between the Company and Mr. William Jewett. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 1, 2010. **

10.21	Form of Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2007. **

10.22	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2007. **

Exhibit Number	Description of Document

10.23	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2008.**

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.