Form 10-Q
period 2012-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2012-05-08
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2012, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wellesley House

90 Pitts Bay Road

Pembroke HM 08, Bermuda

(Address of principal executive offices, including postal code)

Registrant’s Telephone Number, Including Area Code: (441) 278-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 1, 2012
Ordinary Shares - $1.00 par value	43,386,998

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars except share amounts)

	MARCH 31, 2012	DECEMBER 31, 2011
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,989,330 and $4,700,989 at March 31, 2012 and December 31, 2011, respectively)	$5,131,035	$4,831,966
Short-term investments, available for sale at fair value (amortized cost: $54,920 and $67,803 at March 31, 2012 and December 31, 2011, respectively)	54,919	67,802
Equity securities, available for sale at fair value (cost: $60,380 and $56,381 at March 31, 2012 and December 31, 2011, respectively)	67,238	59,767
Other investments	432,428	432,658
Total investments	5,685,620	5,392,193
Cash and cash equivalents	679,634	890,914
Premiums receivable, net	1,284,026	636,727
Deferred acquisition costs	191,690	166,049
Prepaid reinsurance premiums	280,094	149,670
Losses recoverable	497,522	666,928
Accrued investment income	25,669	29,708
Goodwill and intangible assets	179,051	181,828
Deferred tax asset	34,802	33,355
Net receivable on sales of investments	33,969	77,821
Other assets	76,751	67,422

Total assets	$8,968,828	$8,292,615

LIABILITIES
Reserve for losses and loss expenses	$3,760,829	$3,824,224
Reserve for unearned premiums	1,494,324	932,108
Deposit liabilities	26,950	26,887
Reinsurance balances payable	293,726	189,488
Debt	527,180	528,118
Net payable on purchases of investments	65,385	55,243
Other liabilities	115,896	125,382

Total liabilities	6,284,290	5,681,450

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2011 - $430,000)	17,200	17,200
Common shares
Ordinary - 43,386,903 issued and outstanding (2011 - 43,086,834)	43,387	43,087
Additional paid-in capital	528,677	526,910
Accumulated other comprehensive income	140,795	130,392
Retained earnings	1,954,479	1,893,576

Total shareholders’ equity	2,684,538	2,611,165

Total liabilities and shareholders’ equity	$8,968,828	$8,292,615

See accompanying notes to unaudited condensed consolidated financial statements

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Revenues
Gross premiums written	$1,061,649	$1,000,358
Ceded premiums written	(218,593)	(201,486)

Net premiums written	843,056	798,872
Change in unearned premiums	(431,421)	(416,039)

Net premiums earned	411,635	382,833
Net investment income	57,075	52,501
Net realized and unrealized investment gains	5,203	3,775
Total other-than-temporary impairment losses	—	(1,256)
Portion of loss recognized in other comprehensive income (loss)	(219)	(391)

Net impairment losses recognized in earnings (losses)	(219)	(1,647)
Other underwriting loss	(335)	(1,069)

Total revenues	473,359	436,393

Expenses
Net losses and loss expenses	262,767	401,853
Acquisition expenses	68,489	65,618
General and administrative expenses	66,041	65,961
Amortization of intangibles	2,777	2,798
Net foreign exchange gains	(18,137)	(6,918)
Interest expense	9,047	9,054

Total expenses	390,984	538,366

Income (loss) before income taxes	82,375	(101,973)
Income tax benefit	167	14,556

Net income (loss)	82,542	(87,417)
Preferred dividends	(8,188)	(3,875)

Net income (loss) available (attributable) to common and participating common shareholders	$74,354	$(91,292)

Comprehensive income (loss)
Net income (loss)	$82,542	$(87,417)
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of applicable deferred income taxes of $1,242 and $1,086 for the three months ended March 31, 2012 and 2011, respectively)	15,470	(3,419)
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss) (net of applicable deferred taxes of $12 and nil for the three months ended March 31, 2012 and 2011, respectively)	207	391
Foreign currency translation adjustments	(540)	2,663
Reclassification adjustment for net realized gains included in net income (loss)	(4,756)	(5,422)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income (loss)	22	22

Other comprehensive income (loss)	10,403	(5,765)

Comprehensive income (loss)	$92,945	$(93,182)

Per share data
Basic earnings (losses) per common share	$1.72	$(2.25)

Diluted earnings (losses) per common share	$1.72	$(2.25)

Dividend per common share	$0.31	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Preferred shares
Balance, beginning and end of period	$17,200	$8,000
Common shares
Balance, beginning of period	43,087	47,218
Issuance of common shares	300	598
Repurchase of common shares	—	(7,491)

Balance, end of period	43,387	40,325

Additional paid-in capital
Balance, beginning of period	526,910	613,915
Issuance of common shares	179	9,631
Repurchase of common shares and share equivalents	—	(333,313)
Settlement of equity awards	(3,407)	(4,927)
Stock-based compensation expense	4,995	4,614

Balance, end of period	528,677	289,920

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	9,609	10,877
Foreign currency translation adjustments	(540)	2,663

Balance, end of period	9,069	13,540

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	122,815	109,656
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	10,714	(8,841)
Other-than-temporary impairment losses during the period	207	391

Balance, end of period	133,736	101,206

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,032)	(2,120)
Net change from current period hedging transactions, net of reclassification adjustment	22	22

Balance, end of period	(2,010)	(2,098)

Total accumulated other comprehensive income	140,795	112,648

Retained earnings
Balance, beginning of period	1,893,576	2,060,607
Net income (loss)	82,542	(87,417)
Dividends on preferred shares	(8,188)	(3,875)
Dividends on common shares	(13,451)	(11,944)

Balance, end of period	1,954,479	1,957,371

Total shareholders’ equity	$2,684,538	$2,408,264

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows provided by operating activities
Net income (loss)	$82,542	$(87,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	5,147	4,224
Amortization of other intangibles and depreciation	6,015	5,538
Net realized gains on investment sales	(5,203)	(3,685)
Net impairment losses recognized in earnings	219	1,647
Deferred taxes	(2,043)	(17,190)
Stock-based compensation expense	4,995	4,614
Equity in earnings of other investments	(23,125)	(13,757)
Premiums receivable, net	(647,299)	(221,520)
Deferred acquisition costs	(25,641)	(24,002)
Prepaid reinsurance premiums	(130,424)	(140,298)
Losses recoverable	169,406	(21,559)
Accrued investment income	4,039	3,772
Other assets	3,921	997
Reserve for losses and loss expenses	(63,395)	246,271
Reserve for unearned premiums	562,216	556,456
Deposit liabilities	63	263
Reinsurance balances payable	104,238	(86,087)
Other liabilities	(20,766)	(26,985)

Net cash provided by operating activities	24,905	181,282

Cash flows (used in) provided by investing activities
Proceeds from sales of available for sale investments	833,334	1,017,204
Proceeds from maturities and calls on available for sale investments	230,186	270,032
Proceeds from the redemption of other investments	25,031	—
Purchases of available for sale investments	(1,285,594)	(1,143,328)
Purchases of other investments	(1,676)	(11,041)
Net settlements of other assets	(7,315)	(361)
Purchases of fixed assets	(4,257)	(1,731)
Change in securities lending collateral received	—	(12,771)
Net cash paid for subsidiary acquisition	(45)	(2,815)

Net cash (used in) provided by investing activities	(210,336)	115,189

Cash flows used in financing activities
Issuance of common shares	436	10,176
Repurchase of common shares	—	(344,272)
Change in securities lending payable	—	12,771
Settlement of equity awards	(3,407)	(4,927)
Proceeds from issuance of debt	364	299
Repayments of debt	(1,516)	(184)
Dividends on preferred shares	(8,188)	(3,875)
Dividends on common shares	(13,447)	(11,931)

Net cash flows used in financing activities	(25,758)	(341,943)

Effect of exchange rate changes on cash and cash equivalents	(91)	4,390

Net decrease in cash and cash equivalents	(211,280)	(41,082)
Cash and cash equivalents, beginning of period	890,914	609,852

Cash and cash equivalents, end of period	$679,634	$568,770

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).

Certain comparative information has been reclassified to conform to current year presentation. The Company identified immaterial mis-classifications of certain tax and foreign exchange effects on the Company’s investment portfolio in the 2008 and 2009 financial statements. The Company reclassified these tax and foreign exchange effects on the investment portfolio between accumulated other comprehensive income and retained earnings within the Condensed Consolidated Balance Sheets for the year ended December 31, 2011. The reclassifications had no impact on earnings or total shareholders’ equity for the year ended December 31, 2011.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

There were no material changes in the Company’s significant accounting and reporting policies subsequent to the 2011 Annual Report on Form 10-K.

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”, (“ASU 2010-26”) which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 was effective for interim and annual periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company adopted this standard prospectively on January 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-4 amends Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC 820”) to change several requirements for measuring fair value and disclosing information about fair value measurements. Among the more significant changes, ASU 2011-04 amends ASC 820 to clarify certain existing fair value measurement and disclosure requirements as follows:

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

ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company adopted this standard prospectively on January 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option in current GAAP to permit the presentation of other comprehensive income in the statement of changes in shareholders’ equity. The remaining two options are:

•	A single continuous statement of net income and comprehensive income; or

•	Two separate, but consecutive, statements of net income and other comprehensive income

ASU 2011-05 is effective for interim and annual periods ending on or after December 15, 2011. Early adoption is permitted and full retrospective application is required. The Company adopted this standard retrospectively on January 1, 2012. This standard did not have an impact on the Company’s consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing any further testing is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this standard prospectively on January 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Available for sale investments	$36,982	$42,186
Other investments	23,125	13,757
Cash and cash equivalents	340	190

	$60,447	$56,133
Investment expenses	(3,372)	(3,632)

Net investment income	$57,075	$52,501

The following table summarizes the composition of the investment portfolio by investment type at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$5,131,035	81.0%	$4,831,966	76.6%
Cash and cash equivalents (1)	648,218	10.2%	913,492	14.5%
Other investments (2)	432,428	6.8%	432,658	6.9%
Short term investments	54,919	0.9%	67,802	1.1%
Equity securities	67,238	1.1%	59,767	0.9%

Total	$6,333,838	100.0%	$6,305,685	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition of the fixed income investment portion of the portfolio, which includes fixed maturity securities and short term investments, by investment ratings assigned by rating agencies at March 31, 2012 and December 31, 2011. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	March 31, 2012		December 31, 2011
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,404,450	27.1%	$1,269,123	25.9%
AAA / Aaa	943,495	18.2%	941,500	19.2%
AA / Aa	1,669,700	32.1%	1,665,593	34.0%
A / A	910,353	17.6%	776,251	15.8%
BBB	138,423	2.7%	130,864	2.7%
Below BBB	117,797	2.3%	114,716	2.3%
Not rated	1,736	—%	1,721	0.1%

Total	$5,185,954	100.0%	$4,899,768	100.0%

(1)	The credit rating for each asset reflected above was determined based on the rating assigned to the individual security by Standard & Poor's Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor's, the equivalent rating supplied by either Moody's Investors Service, Inc. (“Moody’s”) or Fitch Ratings is used.

Contractual maturities of the fixed income portfolio are shown below as of March 31, 2012 and December 31, 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$448,722	$451,886	$517,156	$520,755
Due after one year through five years	1,967,167	2,013,795	1,732,335	1,773,553
Due after five years through ten years	595,678	619,751	584,107	612,052
Due after ten years	59,777	64,085	45,837	50,803
Residential mortgage-backed securities
Agency mortgage-backed securities	956,734	987,037	933,479	965,019
Non-agency mortgage-backed securities	105,898	102,561	119,599	114,662
Commercial mortgage-backed securities
Agency mortgage-backed securities	23,554	24,023	28,257	28,807
Non-agency mortgage-backed securities	517,617	551,877	491,810	518,483
Asset-backed securities	369,103	370,939	316,212	315,634

Total	$5,044,250	$5,185,954	$4,768,792	$4,899,768

In addition to the Company’s available for sale investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “Other Investments.” At March 31, 2012 and December 31, 2011, the Company had invested, net of capital returned, a total of $313.0 million and $336.3 million, respectively, in Other Investments. At March 31, 2012 and December 31, 2011, the carrying value of Other Investments was $432.4 million and $432.7 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 9).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in and first out method. The analysis of net realized and unrealized investment gains for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Gross realized gains on investment sales	$7,248	$11,573
Gross realized losses on investment sales	(2,347)	(7,708)
Change in fair value of derivative financial instruments(1)	302	(90)

Net realized and unrealized investment gains	$5,203	$3,775

(1)	See Note 6

Unrealized Gains and Losses and Other-than-temporary Impairments

The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at March 31, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(2)
March 31, 2012
U.S. government and agencies securities	$1,367,664	$38,046	$(1,260)	$1,404,450	$—
U.S. state and municipal securities	48,755	1,457	—	50,212	—
Foreign government securities	115,308	1,700	(61)	116,947	—
Government guaranteed corporate securities	251,486	2,174	(151)	253,509	—
Corporate securities	1,233,211	38,974	(2,705)	1,269,480	—
Residential mortgage-backed securities
Agency mortgage-backed securities	956,734	30,658	(355)	987,037	—
Non-agency mortgage-backed securities	105,898	874	(4,211)	102,561	(7,341)
Commercial mortgage-backed securities
Agency mortgage-backed securities	23,554	469	—	24,023	—
Non-agency mortgage-backed securities(1)	517,617	36,548	(2,288)	551,877	(70)
Asset-backed securities	369,103	3,564	(1,728)	370,939	—

Total fixed maturity investments	$4,989,330	$154,464	$(12,759)	$5,131,035	$(7,411)
Short term investments	54,920	1	(2)	54,919	—

Total fixed income investments	$5,044,250	$154,465	$(12,761)	$5,185,954	$(7,411)

Equity securities	$60,380	$7,186	$(328)	$67,238	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $29.7 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2012, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $2.2 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
December 31, 2011
U.S. government and agencies securities	$1,218,069	$51,140	$(86)	$1,269,123	$—
U.S. state and municipal securities	52,274	1,262	(19)	53,517	—
Foreign government securities	73,361	1,820	(184)	74,997	—
Government guaranteed corporate securities	349,447	2,531	(153)	351,825	—
Corporate securities	1,118,481	31,526	(10,108)	1,139,899	—
Residential mortgage-backed securities
Agency mortgage-backed securities	933,479	31,884	(344)	965,019	—
Non-agency mortgage-backed securities	119,599	1,366	(6,303)	114,662	(7,932)
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,257	552	(2)	28,807	—
Non-agency mortgage-backed securities (1)	491,810	29,741	(3,068)	518,483	(75)
Asset-backed securities	316,212	2,336	(2,914)	315,634	—

Total fixed maturity investments	$4,700,989	$154,158	$(23,181)	$4,831,966	$(8,007)
Short term investments	67,803	4	(5)	67,802	—

Total fixed income investments	$4,768,792	$154,162	$(23,186)	$4,899,768	$(8,007)

Equity securities	$56,381	$4,162	$(776)	$59,767	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.2 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2011, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $1.5 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
March 31, 2012
U.S. government and agencies securities	$(1,260)	$372,919	$—	$—	$(1,260)	$372,919
U.S. state and municipal securities	—	—	—	—	—	—
Foreign government securities	(17)	8,745	(44)	4,727	(61)	13,472
Government guaranteed corporate securities	—	—	(151)	2,235	(151)	2,235
Corporate securities	(2,651)	211,455	(54)	1,931	(2,705)	213,386
Residential mortgage-backed securities
Agency mortgage-backed securities	(349)	82,259	(6)	4,411	(355)	86,670
Non-agency mortgage-backed securities	(981)	22,517	(3,230)	54,975	(4,211)	77,492
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(1,926)	42,500	(362)	6,167	(2,288)	48,667
Asset-backed securities	(1,142)	94,196	(586)	10,767	(1,728)	104,963

Total fixed maturity investments	$(8,326)	$834,591	$(4,433)	$85,213	$(12,759)	$919,804
Short term investments	(2)	2,048	—	—	(2)	2,048

Total fixed income investments	$(8,328)	$836,639	$(4,433)	$85,213	$(12,761)	$921,852

Equity securities	$(323)	$8,099	$(5)	$837	$(328)	$8,936

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at March 31, 2012.

As of March 31, 2012, 403 available for sale securities were in an unrealized loss position aggregating $13.1 million. Of those, 80 securities with aggregated unrealized losses of $4.4 million at March 31, 2012 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
December 31, 2011
U.S. government and agencies securities	$(86)	$23,488	$—	$—	$(86)	$23,488
U.S. state and municipal securities	(19)	6,146	—	—	(19)	6,146
Foreign government securities	(114)	12,565	(70)	4,592	(184)	17,157
Government guaranteed corporate securities	(70)	25,157	(83)	8,232	(153)	33,389
Corporate securities	(9,949)	233,894	(159)	5,784	(10,108)	239,678
Residential mortgage-backed securities
Agency mortgage-backed securities	(272)	52,240	(72)	32,320	(344)	84,560
Non-agency mortgage-backed securities	(462)	24,839	(5,841)	60,850	(6,303)	85,689
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	138	—	—	(2)	138
Non-agency mortgage-backed securities	(2,379)	45,018	(689)	10,624	(3,068)	55,642
Asset-backed securities	(2,361)	165,455	(553)	10,235	(2,914)	175,690

Total fixed maturity investments	$(15,714)	$588,940	$(7,467)	$132,637	$(23,181)	$721,577
Short term investments	(5)	6,740	—	—	(5)	6,740

Total fixed income investments	$(15,719)	$595,680	$(7,467)	$132,637	$(23,186)	$728,317

Equity securities	$(707)	$10,993	$(69)	$776	$(776)	$11,769

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2011.

As of December 31, 2011, 556 available for sale securities were in an unrealized loss position aggregating $24.0 million. Of those, 94 securities with aggregated unrealized losses of $7.5 million had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
Total other-than-temporary impairment losses	$—	$(1,256)
Portion of loss recognized in other comprehensive income (loss)	(219)	(391)

Net impairment losses recognized in earnings (losses)	$(219)	$(1,647)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.2 million (2011: $1.6 million) of OTTI losses recognized by the Company in the first quarter of 2012, the majority of it related to reductions in expected recovery values on mortgage-backed securities during the period. At March 31, 2012, the Company did not have the intent to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

The following table provides a roll-forward of the amount related to credit losses for the Company’s fixed income investments recognized in earnings (losses) for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three months ended March 31, 2012 and 2011:

	2012	2011
Beginning balance	$(2,225)	$(10,214)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(219)	(391)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	257	216

Ending balance	$(2,187)	$(10,389)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in Other Investments in alternative and specialty funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2012. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheet and any unfunded investment commitments.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement

The Company determines the fair value of the fixed maturity investments, short-term investments, equity securities, Other Investments, debt, and other assets and liabilities in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Valuation inputs by security type may include the following:

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

•

Common equity securities – The Company primarily invests in equity securities through the investment in exchange traded funds. These funds and underlying securities are generally priced by pricing services based on quoted market prices in active markets. The Company generally classifies the fair values of its common equity securities in Level 1.

•

Other assets and liabilities – These securities consist of a variety of derivative instruments used to enhance the efficiency of the investment portfolio and economically hedge certain risks. These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs.

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

•

Other Investments – Other Investments, including alternative funds and specialty funds, are generally priced on net asset values (“NAV”) received from the fund managers or administrators. Due to the timing of the delivery of the final NAV by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end NAVs, period end estimates, or, in some cases, prior month or prior quarter NAVs. As this valuation technique incorporates both observable and significant unobservable inputs, the Company generally classifies the fair value of its Other Investments in Level 3.

•

Debt – Outstanding debt consists of the Company’s 6.15% Senior Notes due October 15, 2015 and the 7.0% Senior Notes due July 15, 2034 (the “Senior Notes”). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of the Senior Notes are classified in Level 2.

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments, and other financial instruments not described above approximate their fair values at March 31, 2012.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, Other Investments, derivative instruments and debt categorized by the level within the hierarchy in which the fair value measurements fall at March 31, 2012:

	Fair Value Measurements at March 31, 2012
	Total at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. government and agencies securities	$1,404,450	$8,875	$1,395,575	$—
U.S. state and municipal securities	50,212	—	50,212	—
Foreign government securities	116,947	—	116,947	—
Government guaranteed corporate securities	253,509	—	253,509	—
Corporate securities	1,269,480	—	1,269,480	—
Residential mortgage-backed securities
Agency mortgage-backed securities	987,037	—	987,037	—
Non-agency mortgage-backed securities	102,561	—	102,054	507
Commercial mortgage-backed securities
Agency mortgage-backed securities	24,023	—	24,023	—
Non-agency mortgage-backed securities	551,877	—	543,481	8,396
Asset-backed securities	370,939	—	370,939	—

Total fixed maturity investments	$5,131,035	$8,875	$5,113,257	$8,903
Short term investments	54,919	—	54,919	—
Equity securities	67,238	47,698	19,540	—
Other investments	432,428	—	—	432,428
Other assets (see Note 6)	12,740	—	12,740	—

Total assets	$5,698,360	$56,573	$5,200,456	$441,331

Liabilities
Other liabilities (see Note 6)	$5,619	$—	$5,619	$—
Debt	562,061	—	562,061	—

Total liabilities	$567,680	$—	$567,680	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

During the three months ended March 31, 2012, the Company purchased current issue U.S. government securities which are classified as Level 1 securities. During the three months ended March 31, 2012, the Company also purchased equity securities, which are classified as Level 1 securities as they are exchange traded.

During the three months ended March 31, 2012, the Company purchased preferred equity securities, which are classified as Level 2 securities. During the three months ended March 31, 2012, the Company also purchased asset-backed securities, agency mortgage-backed securities, collateralized debt obligation securities, commercial mortgage-backed securities, corporate securities, foreign government securities, short-term investments, and U.S. government and agency securities which were classified as Level 2 securities, as these securities are generally priced by pricing services, index providers or broker/dealers.

During the three months ended March 31, 2012, the Company purchased commercial mortgage-backed securities, which are classified as Level 3 securities, as no observable price was available. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.

During the three months ended March 31, 2012, certain of the Company’s fixed maturity investments were transferred from Level 3 to Level 2. The reclassifications included corporate securities where market activity had increased. In addition, during the three months ended March 31, 2012, certain collateralized debt obligations and commercial mortgaged-backed securities previously classified as Level 3 securities were sold.

During the three months ended March 31, 2012, the Company included its Other Investments within the fair value hierarchy as required by ASU 2011-04, which the Company adopted on January 1, 2012. These securities are generally priced on NAV received from the fund managers or administrators. Due to the timing of the delivery of the final NAV by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period-end NAV, period-end estimates, or, in some cases, prior month or prior quarter NAV. As this valuation technique incorporates both observable and significant unobservable inputs, these investments are generally classified as Level 3.

During the three months ended March 31, 2012, the Company included its Senior Notes within the fair value hierarchy as required by ASU 2011-04, which the Company adopted on January 1, 2012. The fair value of the Senior Notes is obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. As the spreads and the yields for the risk-free yield curve are observable market inputs, the fair value of the Senior Notes are classified in Level 2.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments and derivative instruments categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. government and agencies securities	$1,269,123	$—	$1,269,123	$—
U.S. state and municipal securities	53,517	—	53,517	—
Foreign government securities	74,997	—	74,997	—
Government guaranteed corporate securities	351,825	—	351,825	—
Corporate securities	1,139,899	—	1,139,899	—
Residential mortgage-backed securities
Agency mortgage-backed securities	965,019	—	965,019	—
Non-agency mortgage-backed securities	114,662	—	114,153	509
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,807	—	28,807	—
Non-agency mortgage-backed securities	518,483	—	508,598	9,885
Asset-backed securities	315,634	—	315,634	—

Total fixed maturity investments	$4,831,966	$—	$4,821,572	$10,394
Short term investments	67,802	9,800	58,002	—
Equity securities	59,767	34,681	25,086	—
Other assets (see Note 6)	513	—	513	—

Total assets	$4,960,048	$44,481	$4,905,173	$10,394

Liabilities
Other liabilities (see Note 6)	$891	$—	$891	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Level 3 assets represented 7.74% and 0.21% of the Company’s total available for sale investments, Other Investments and derivative instruments at March 31, 2012 and December 31, 2011, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities and investments in alternative and specialty funds. The Company utilizes pricing from various pricing sources for all of its securities classified within Level 3, and makes no adjustments to the pricing obtained. The NAV used to fair value the Company’s Other Investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the fund.

No impairment losses on Level 3 securities were recognized in earnings for the three months ended March 31, 2012 (2011: $0.2 million, representing realized losses due to OTTI).

There were no material changes in the Company’s valuation techniques for the three months ended March 31, 2012.

The following table presents a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2012 and 2011, respectively:

	2012	2011
Level 3, beginning of period	$10,394	$9,639
Total net realized gains included in earnings (losses)	5	6
Total net realized and unrealized losses included in earnings (losses)	—	(248)
Change in unrealized gains included in other comprehensive income (loss)	594	957
Change in unrealized losses included in other comprehensive income (loss)	(114)	(26)
Purchases	174	—
Sales	(450)	(749)
Transfers in to Level 3(1)	432,820	15,509
Transfers out of Level 3	(2,092)	(3,932)

Level 3, end of period	$441,331	$21,156

(1)	Included in this balance in 2012 is the fair value of the Other Investments, which was added to Level 3 as required by ASU 2011-04, effective January 1, 2012.

At December 31, 2011, the carrying value of the Company’s Other Investments was $432.7 million, which approximates fair value.

At December 31, 2011, the carrying value of the Company’s Senior Notes was $528.0 million, and the fair value was $535.3 million.

5.	Earnings per share

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Numerator:
Net income (loss) available (attributable) to common and participating common shareholders	74,354	(91,292)
Less amount allocated to participating common shareholders (1)	(1,295)	(275)

Net income (loss) allocated (attributed) to common shareholders	$73,059	$(91,567)

Denominator:
Weighted average shares – basic
Outstanding	42,436,329	40,749,921

Weighted average shares – basic	42,436,329	40,749,921

Share equivalents:
Options	42,985	—
Restricted share units	9,536	—

Weighted average shares – diluted	42,488,850	40,749,921

Basic earnings (losses) per common share	$1.72	$(2.25)

Diluted earnings (losses) per common share	$1.72	$(2.25)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share cont’d.

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on February 20, 2012 (2011—Series A: $0.484375, Series B: Nil). The Series A and Series B preferred share dividends were paid on March 15, 2012 to shareholders of record on March 1, 2012. Endurance Holdings also declared a dividend of $0.31 per common share on March 1, 2012 (2011—$0.30). The dividend was paid on March 30, 2012 to shareholders of record on March 16, 2012.

	Three Months Ended March 31,
	2012	2011
Dividends declared per Series A preferred share	$0.484375	$0.484375

Dividends declared per Series B preferred share	$0.468750	$—

Dividends declared per common share	$0.31	$0.30

6.	Derivatives

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains and net foreign exchange gains in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The majority of the Company’s derivatives are not designated as hedges under current accounting guidance. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers. The Company’s objectives for holding these derivatives are as follows:

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

To-Be-Announced Mortgage-backed Securities (“TBAs”)

The Company may purchase TBAs in both long and short positions to enhance investment performance and as part of its overall investment strategy. TBAs represent commitments to purchase a future issuance of agency mortgage-backed securities. For the period between purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Derivatives, cont’d.

The fair values and the related notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011 are noted below.

	March 31, 2012		December 31, 2011
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Foreign exchange forward contracts	$78	$3,121	$216	$8,412
Credit default swaps	18	800	15	850
Interest rate swaps	33	5,000	223	3,000
Interest rate swaptions	—	—	36	1,100
Interest rate futures	—	—	23	200,000
TBAs	12,611	12,000	—	—

Total recorded in other assets	$12,740	$20,921	$513	$213,362

Foreign exchange forward contracts	194	7,404	199	8,216
Credit default swaps	18	800	71	1,800
Interest rate swaps	12	5,000	594	2,000
Interest rate swaptions	149	10,000	27	5,500
TBAs	5,246	5,000	—	—

Total recorded in other liabilities	$5,619	$28,204	$891	$17,516

Net derivative asset (liability)	$7,121	$49,125	$(378)	$230,878

The fair values of all derivatives at March 31, 2012 were recorded in other assets or other liabilities in the Company’s Condensed Consolidated Balance Sheets. None of the above derivatives have been designated as hedges under current accounting guidance.

The gains and losses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for derivatives for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Total included in net foreign exchange gains from foreign exchange forward contracts	$(118)	$(360)

Futures contracts	$87	$(10)
Credit default swaps	43	(86)
Interest rate swaps	153	4
Interest rate swaptions	10	2
TBAs	9	—

Total included in net realized and unrealized investment gains	$302	$(90)

Total gains (losses) from derivatives	$184	$(450)

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

No options were granted, expired or vested during the quarters ended March 31, 2012 and 2011. The total intrinsic value of options exercised during the quarter ended March 31, 2012 was $0.3 million (2011—$15.0 million). The Company received proceeds of $0.2 million (2011—$9.9 million) from the exercise of options during the quarter ended March 31, 2012. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at March 31, 2012 and 2011.

During the quarter ended March 31, 2012, the Company granted an aggregate of 377,308 (2011 – 282,856) restricted shares and restricted share units with weighted average grant date fair values of $14.5 million (2011—$13.8 million). During the quarter ended March 31, 2012, the aggregate fair value of restricted shares and restricted share units that vested was $10.2 million (2011—$9.4 million). For the quarter ended March 31, 2012, compensation costs recognized in earnings for all restricted shares and restricted share units were $5.0 million (2011—$4.6 million). At March 31, 2012, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $16.8 million (2011—$18.4 million).

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended March 31, 2012, total expenses related to the Company’s Employee Share Purchase Plan were approximately $43,000 (2011—$53,000).

8.	Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance, which are comprised of the following lines of business:

Insurance segment lines of business

•	Agriculture

•	Professional Lines

•	Casualty

•	Property

•	Healthcare Liability

•	Surety and Other Specialty

Reinsurance segment lines of business

•	Catastrophe

•	Casualty

•	Property

•	Aerospace and Marine

•	Surety and Other Specialty

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$635,347	$426,302	$1,061,649
Ceded premiums written	(207,566)	(11,027)	(218,593)

Net premiums written	427,781	415,275	843,056

Net premiums earned	161,630	250,005	411,635
Other underwriting loss	—	(335)	(335)

	161,630	249,670	411,300

Expenses
Net losses and loss expenses	113,702	149,065	262,767
Acquisition expenses	16,214	52,275	68,489
General and administrative expenses	34,435	31,606	66,041

	164,351	232,946	397,297

Underwriting (loss) income	$(2,721)	$16,724	$14,003

Net loss ratio	70.4%	59.7%	63.9%
Acquisition expense ratio	10.0%	20.9%	16.6%
General and administrative expense ratio	21.3%	12.6%	16.0%

Combined ratio	101.7%	93.2%	96.5%

Reserve for losses and loss expenses	$1,870,336	$1,890,493	$3,760,829

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$625,831	$374,527	$1,000,358
Ceded premiums written	(193,535)	(7,951)	(201,486)

Net premiums written	432,296	366,576	798,872

Net premiums earned	162,492	220,341	382,833
Other underwriting loss	—	(1,069)	(1,069)

	162,492	219,272	381,764

Expenses
Net losses and loss expenses	98,836	303,017	401,853
Acquisition expenses	16,308	49,310	65,618
General and administrative expenses	36,806	29,155	65,961

	151,950	381,482	533,432

Underwriting income (loss)	$10,542	$(162,210)	$(151,668)

Net loss ratio	60.8%	137.5%	105.0%
Acquisition expense ratio	10.0%	22.4%	17.1%
General and administrative expense ratio	22.7%	13.2%	17.2%

Combined ratio	93.5%	173.1%	139.3%

Reserve for losses and loss expenses	$1,772,733	$1,793,465	$3,566,198

The following table reconciles total segment results to income (loss) before income taxes for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Total underwriting income (loss)	$14,003	$(151,668)
Net investment income	57,075	52,501
Net foreign exchange gains	18,137	6,918
Net realized and unrealized investment gains	5,203	3,775
Net impairment losses recognized in earnings	(219)	(1,647)
Amortization of intangibles	(2,777)	(2,798)
Interest expense	(9,047)	(9,054)

Income (loss) before income taxes	$82,375	$(101,973)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended March 31, 2012 and 2011:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
	2012	2012	2011	2011
Business Segment
Insurance
Agriculture	$533,667	$354,920	$508,705	$346,472
Professional lines	36,345	30,205	35,469	31,124
Casualty	37,827	26,463	38,882	25,759
Property	9,844	833	24,690	12,585
Healthcare liability	16,653	14,348	18,137	16,406
Surety and other specialty	1,011	1,012	(52)	(50)

Total Insurance	635,347	427,781	625,831	432,296

Reinsurance
Catastrophe	143,182	133,718	138,247	131,123
Casualty	121,674	120,437	116,352	115,554
Property	106,746	106,746	70,087	70,087
Aerospace and marine	25,629	25,593	20,838	20,839
Surety and other specialty	29,071	28,781	29,003	28,973

Total Reinsurance	426,302	415,275	374,527	366,576

Total	$1,061,649	$843,056	$1,000,358	$798,872

9.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables at March 31, 2012 and December 31, 2011 amounted to $497.5 million and $666.9 million, respectively. At March 31, 2012, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the three months ended March 31, 2012 and 2011, respectively:

Broker	2012	2011
Marsh & McLennan Companies, Inc.	16.3%	13.1%
Aon Benfield	15.8%	15.7%
Willis Companies	6.0%	5.9%

Total of largest brokers	38.1%	34.7%

Letters of credit. As of March 31, 2012, the Company had issued letters of credit of $375.8 million (December 31, 2011 – $447.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Commitments and contingencies, cont’d.

Investment commitments. As of March 31, 2012 and December 31, 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $175.1 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2012 and December 31, 2011, the Company had also pledged $435.1 million and $517.2 million of its cash and fixed maturity investments as required to meet collateral obligations for $375.8 million and $447.3 million in letters of credit outstanding under its credit facility, respectively. In addition, as of March 31, 2012 and December 31, 2011, cash and fixed maturity investments with fair values of $361.6 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $1.3 million and $7.6 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to Other Investments at March 31, 2012 and December 31, 2011. The Company is generally subject to redemption restriction provisions of between one to five years from the date of the original commitment and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2012 of $38.9 million (December 31, 2011 – $83.6 million) of its Other Investments held at March 31, 2012. Certain of the Company’s investments in private equity funds cannot be redeemed until the liquidation of the underlying assets of the fund. It is estimated that the majority of the underlying assets of these funds would liquidate within the next two to thirteen years. In addition, as of March 31, 2012 the Company was committed to investing a further $16.4 million (December 31, 2011 – $18.1 million) in various investment funds classified as Other Investments.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2012 are as follows:

Twelve months ended March 31,	Amount
2012	$14,310
2013	11,421
2014	8,128
2015	6,921
2016	4,808
2017 and thereafter	22,248

$67,836

Total lease expense under operating leases for the three months ended March 31, 2012 was $3.5 million (2011 – $3.1 million).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2012 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2011 Annual Report on Form 10-K and this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

In the Insurance segment, the Company writes agriculture, professional lines, casualty, property, healthcare liability and surety and other specialty insurance. In the Reinsurance segment, the Company writes catastrophe, casualty, property, aerospace and marine and surety and other specialty reinsurance.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2011 Annual Report on Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Months Ended March 31, 2012 and 2011

Results of operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,061,649	$1,000,358	6.1%
Ceded premiums written	(218,593)	(201,486)	8.5%

Net premiums written	843,056	798,872	5.5%

Net premiums earned	411,635	382,833	7.5%
Net investment income	57,075	52,501	8.7%
Net realized and unrealized gains	5,203	3,775	37.8%
Net impairment losses recognized in earnings (losses)	(219)	(1,647)	(86.7)%
Other underwriting loss	(335)	(1,069)	(68.7)%

Total revenues	473,359	436,393	8.5%

Expenses
Losses and loss expenses	262,767	401,853	(34.6)%
Acquisition expenses	68,489	65,618	4.4%
General and administrative expenses	66,041	65,961	0.1%
Amortization of intangibles	2,777	2,798	(0.8)%
Net foreign exchange gains	(18,137)	(6,918)	162.2%
Interest expense	9,047	9,054	(0.1)%
Income tax benefit	(167)	(14,556)	(98.9)%

Net income (loss)	$82,542	$(87,417)	NM (2)

Net loss ratio	63.9%	105.0%	(41.1)
Acquisition expense ratio	16.6%	17.1%	(0.5)
General and administrative expense ratio	16.0%	17.2%	(1.2)

Combined ratio	96.5%	139.3%	(42.8)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended March 31, 2012 were $1,061.6 million, an increase of $61.3 million, or 6.1%, compared to the same period in 2011. Net premiums written in the three months ended March 31, 2012 were $843.1 million, an increase of $44.2 million, or 5.5%. The change in net premiums written was driven by the following factors:

•

An increase in the property line of the Reinsurance segment in the quarter ended March 31, 2012 compared to 2011 as a result of new premiums and growth in renewal premiums written by the Company’s Zurich branch together with improved pricing on renewals across the Company’s other property businesses;

•	Growth in the agriculture line of the Insurance segment arising from an increase in policy count and increased premium levels per policy, partially offset by lower commodity prices;

•	Growth in the aerospace and marine line of the Reinsurance segment resulting from new marine business written at the Company’s Zurich branch;

•	Growth in the casualty line of the Reinsurance segment arising from a single large positive premium adjustment; and

•

A decline in the property line of the Insurance segment in the quarter ended March 31, 2012 compared to 2011 as the Company significantly curtailed premiums in several products within this line of business in an effort to reallocate capital to more profitable lines of business.

Growth in ceded premiums written by the Company in the quarter ended March 31, 2012 as compared to the same period in 2011 was primarily driven by increased cessions in the agriculture Insurance line to the Federal Crop Insurance Corporation associated with both the growth in gross premiums written and from increased cessions of risks in drought plagued areas of the southern United States.

Net premiums earned for the three months ended March 31, 2012 were $411.6 million, an increase of $28.8 million, or 7.5%, from the first quarter of 2011. The increase in net premiums earned resulted principally from growth in net written premiums recorded in more recent periods.

Net Investment Income

The Company’s net investment income of $57.1 million increased 8.7% or $4.6 million for the quarter ended March 31, 2012 as compared to the same period in 2011. Net investment income during the first quarter of 2012 included net mark to market gains of $23.1 million on Other Investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $13.8 million in the first quarter of 2011. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments and short-term investments, declined by $5.2 million for the three months ended March 31, 2012 compared to the same period in 2011. This decline resulted from lower reinvestment rates over the past 12 months driven by lower market yields, partially offset by a higher average investment portfolio balance. Investment expenses, including investment management fees, were $3.4 million at March 31, 2012 and $3.6 million at March 31, 2011.

The annualized net earned yield and total return of the investment portfolio for the three months ended March 31, 2012 and 2011 and market yield and portfolio duration as of March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Annualized net earned yield(1)	3.76%	3.51%
Total return on investment portfolio(2)	1.38%	0.90%
Market yield(3)	1.69%	2.54%
Portfolio duration(4)	2.64 years	2.44 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes Other Investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the first quarter of 2012, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 49 basis point range, with a high of 1.20% and a low of 0.71%. Trading activity in the Company’s portfolio during the first quarter included reductions in government guaranteed corporate securities and non-agency residential mortgage-backed securities, and increased allocations to U.S. government securities, foreign government securities, corporate securities, non-agency commercial mortgage-backed securities and asset-backed securities. The duration of the fixed income investments increased to 2.64 years at March 31, 2012 from 2.39 years at December 31, 2011, primarily due to lower cash balances.

Net Realized and Unrealized Gains

The Company’s investment portfolio is managed to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2012 were $833.3 million compared to $1,017.2 million during the same period a year ago. Net realized investment gains increased during the three months ended March 31, 2012 compared to the same period in 2011 as fewer securities were sold at a loss compared to the prior period. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$7,248	$11,573
Gross realized losses on investment sales	(2,347)	(7,708)
Change in fair value of derivative financial instruments	302	(90)

Net realized and unrealized gains in earnings	$5,203	$3,775

Net Impairment Losses Recognized in Earnings

During the three months ended March 31, 2012, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell its fixed income investments in an unrealized loss position at March 31, 2012. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2011 Annual Report on Form 10-K, to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$—	$(1,256)
Portion of loss recognized in other comprehensive income	(219)	(391)

Net impairment losses recognized in earnings	$(219)	$(1,647)

The $0.2 million and $1.6 million of other-than-temporary impairment (“OTTI”) losses recognized by the Company in the first quarters of 2012 and 2011 relating to specific credit events for its fixed income investments were primarily due to reductions in expected recovery values on residential and commercial mortgage-backed securities during the period. A total of $0.2 million was shifted from a non-credit OTTI loss previously recognized in comprehensive income (loss) to a credit OTTI loss recorded in net income (loss) for the first quarter of 2012.

The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at March 31, 2012 and determined it did not need to recognize any OTTI losses in the three months ended March 31, 2012.

Net Foreign Exchange Gains and Losses

For the three months ended March 31, 2012, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $18.1 million compared to a net foreign exchange gain of $6.9 million for the same period of 2011. The net foreign exchange gain in the quarter ended March 31, 2012 resulted from a decrease in the value of Japanese Yen denominated net liabilities as the U.S. dollar and British Sterling strengthened against the Yen and an increase in the value of net asset positions in other key currencies as the U.S. dollar generally weakened during the period. In addition, foreign exchange gains were recognized in income as revaluations on investments recorded in other comprehensive income were realized. In the prior year, the net foreign exchange gain was due to offsetting exposures across the Company as the U.S. dollar weakened against other major currencies.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended March 31, 2012, the Company incurred catastrophe losses arising from windstorms in Kentucky, which impacted the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $22.5 million in relation to these events, which added 5.8 percentage points to the Company’s net loss ratio for the first quarter of 2012. For the three months ended March 31, 2011, the Tohuko, Japan earthquake and tsunami, Christchurch, New Zealand earthquake and floods experienced in Queensland, Australia adversely affected the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $184.8 million in relation to the three events, which added 48.8 percentage points to the Company’s net loss ratio for the first quarter of 2011. In addition, the Company recorded lower reserves for attritional losses across the Insurance segment lines of business in the first quarter of 2012 compared to 2011.

Favorable prior year loss reserve development was $16.9 million for the first quarter of 2012 compared to $48.7 million during the same period in 2011. In the first quarter of 2012, prior year loss reserves emerged favorably across each line of the Insurance segment and the short and long tail lines of the Reinsurance segment. Favorable reserve development in the first quarter of 2012 was less than the first quarter of 2011 principally due to the agriculture line of business, which experienced a later and stronger harvest in the 2010 crop year than in the 2011 crop year. The impact of the later and stronger harvest in the 2010 crop year was an extension of claims settlements into the first quarter of 2011, which consequently experienced significant favorable development.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended March 31, 2012 was lower than that for the same period in 2011 because of a shift in business mix in the Reinsurance segment as the catastrophe line of business increased its share of earned premiums and has lower relative acquisition costs and the casualty line of business has seen a decline in its share of earned premiums and has higher relative acquisition costs.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the first quarter of 2012 decreased compared to the same period in 2011 due to higher earned premiums primarily in the property line of the Reinsurance segment. General and administrative expense was comparable in the first quarter of 2012 compared to 2011. A reduction in annual incentive expense caused by a lower payout of 2011 annual incentive than accrued was offset by higher severance payments and increased consulting and facilities costs. At March 31, 2012, the Company had a total of 840 employees compared to 836 employees at March 31, 2011.

Income Tax Benefit

The Company recorded a tax benefit for the quarter ended March 31, 2012 of $0.2 million compared to a tax benefit of $14.6 million for the quarter ended March 31, 2011. The decline was due to significant net losses experienced in the Company’s United States taxable jurisdictions in 2011.

Net Income (Loss)

The Company produced net income of $82.5 million in the three months ended March 31, 2012 compared to a net loss of $87.4 million in the same period of 2011 primarily as a result of the decrease in catastrophe losses during the current period.

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

Insurance Segment – Short Tail Line

•	Property

•	Surety

Insurance Segment – Long Tail Lines

•	Casualty

•	Healthcare liability

•	Professional lines

•	Workers compensation (discontinued)

Insurance Segment – Other Tail Lines

•	Agriculture

Reinsurance Segment – Short Tail Lines

•	Catastrophe

•	Property

•	Aerospace and marine

•	Surety

Reinsurance Segment – Long Tail Lines

•	Casualty

•	Other specialty

Reinsurance Segment – Other Tail Lines

•	Agriculture

As of March 31, 2012, the Company had accrued losses and loss expense reserves of $3.8 billion (December 31, 2011—$3.8 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three months ended March 31, 2012 and 2011, the Company’s net paid losses and loss expenses were $153.6 million and $183.4 million, respectively.

As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report on Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report on Form 10-K.

Losses and loss expenses for the three months ended March 31, 2012 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$7,808	$(4,447)	$3,361
Long tail	61,227	(331)	60,896
Other	52,514	(3,069)	49,445

Total Insurance	121,549	(7,847)	113,702

Reinsurance:
Short tail	103,401	$(6,150)	97,251
Long tail	52,561	(4,982)	47,579
Other	2,157	2,078	4,235

Total Reinsurance	158,119	(9,054)	149,065

Totals	$279,668	$(16,901)	$262,767

Losses and loss expenses for the three months ended March 31, 2012 included $16.9 million in favorable development of reserves relating to prior accident years. This favorable loss reserve development benefited the Company’s reported net loss ratio by approximately 4.1 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in all of the Company’s reserve categories within the Insurance segment and the short and long tail categories within the Reinsurance segment.

For the three months ended March 31, 2012, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance. For the three months ended March 31, 2012, the favorable loss development in the short tail insurance reserve category was primarily due to lower than expected claims reported and favorable case reserve development in the Company’s property line of business.

Long Tail Insurance. For the three months ended March 31, 2012, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the healthcare liability, casualty and professional lines of business. This favorable loss emergence was partially offset by adverse loss development within the workers’ compensation and U.S. based casualty lines of business. The Company exited the workers’ compensation insurance line of business in 2009.

Other Insurance. For the three months ended March 31, 2012, the Company recorded favorable loss emergence within this category due to lower than anticipated agriculture claims settlements for the 2011 crop year.

Reinsurance

Short Tail Reinsurance. For the three months ended March 31, 2012, the Company recorded overall favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe, aerospace and marine and surety and other specialty lines of business, partially offset by adverse loss development within the property line of business.

Long Tail Reinsurance. For the three months ended March 31, 2012, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the casualty line of business.

Other Reinsurance. For the three months ended March 31, 2012, the Company recorded a modest amount of adverse loss emergence within this reserve category primarily due to higher than expected European agriculture claims that resulted from challenging weather conditions in 2011.

Losses and loss expenses for the three months ended March 31, 2011 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$13,334	$(9,274)	$4,060
Long tail	65,207	(2,560)	62,647
Other	54,907	(22,778)	32,129

Total Insurance	133,448	(34,612)	98,836

Reinsurance:
Short tail	259,738	(14,163)	245,575
Long tail	55,003	275	55,278
Other	2,369	(205)	2,164

Total Reinsurance	317,110	(14,093)	303,017

Totals	$450,558	$(48,705)	$401,853

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

Insurance

Short Tail Insurance. For the three months ended March 31, 2011, the favorable loss emergence in the short tail insurance reserve category was primarily due to lower than expected claims reported within the property line of business.

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

Other Reinsurance. For the three months ended March 31, 2011, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the agriculture line of business.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at March 31, 2012:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$29,993	$26,270	$56,263
Long tail	408,703	1,233,227	1,641,930
Other	52,447	119,696	172,143

Total Insurance	491,143	1,379,193	1,870,336

Reinsurance:
Short tail	531,683	356,644	888,327
Long tail	292,812	702,068	994,880
Other	3,081	4,205	7,286

Total Reinsurance	827,576	1,062,917	1,890,493

Totals	$1,318,719	$2,442,110	$3,760,829

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2011:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$31,408	$26,313	$57,721
Long tail	404,377	1,219,844	1,624,221
Other	203,844	51,757	255,601

Total Insurance	639,629	1,297,914	1,937,543

Reinsurance:
Short tail	497,218	405,274	902,492
Long tail	284,619	694,788	979,407
Other	403	4,379	4,782

Total Reinsurance	782,240	1,104,441	1,886,681

Totals	$1,421,869	$2,402,355	$3,824,224

Underwriting Results by Business Segments

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments – Insurance and Reinsurance.

Management measures the Company’s results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by the business segments are allocated directly. Remaining general and administrative expenses not directly incurred by the business segments are allocated primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Ceded reinsurance and recoveries are recorded within the business segment to which they apply.

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$635,347	$625,831	1.5%
Ceded premiums written	(207,566)	(193,535)	7.2%

Net premiums written	427,781	432,296	(1.0)%

Net premiums earned	161,630	162,492	(0.5)%
Other underwriting income	—	—	—%

	161,630	162,492	(0.5)%

Expenses
Losses and loss expenses	113,702	98,836	15.0%
Acquisition expenses	16,214	16,308	(0.6)%
General and administrative expenses	34,435	36,806	(6.4)%

	164,351	151,950	8.2%

Underwriting (loss) income	$(2,721)	$10,542	NM (2)

Net loss ratio	70.4%	60.8%	9.6
Acquisition expense ratio	10.0%	10.0%	—
General and administrative expense ratio	21.3%	22.7%	(1.4)

Combined ratio	101.7%	93.5%	8.2

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. Gross premiums written for the first quarter of 2012 in the Insurance segment increased by $9.5 million over the first quarter of 2011. Gross and net premiums written for each line of business in the Insurance segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$533,667	$354,920	$508,705	$346,472
Professional lines	36,345	30,205	35,469	31,124
Casualty	37,827	26,463	38,882	25,759
Property	9,844	833	24,690	12,585
Healthcare liability	16,653	14,348	18,137	16,406
Surety and other specialty	1,011	1,012	(52)	(50)

Total	$635,347	$427,781	$625,831	$432,296

The decrease in the Insurance segment’s net premiums written for the three months ended March 31, 2012 compared to 2011 was driven by the following factors:

•

A decline in the property line of the Insurance segment in the quarter ended March 31, 2012 compared to 2011 as the Company significantly curtailed premiums in several products within this line of business in an effort to reallocate capital to more profitable lines of business; and

•	Growth in the agriculture line of the Insurance segment arising from an increase in policy count offset by the impact of reduced commodity prices on premiums.

Ceded premiums written by the Company increased in the quarter ended March 31, 2012 as compared to the same period in 2011 because of increased cessions in the agriculture line to the Federal Crop Insurance Corporation associated with the growth in gross premiums written and from increased cessions of risks from the southern United States.

Agriculture insurance writings are seasonal in nature with the majority of net premiums written recorded in the first and third quarters of the year. The net premiums earned by the Company in the Insurance segment reduced marginally in the three months ended March 31, 2012 compared to 2011.

Net Losses and Loss Expenses. The loss ratio in the Company’s Insurance segment for the three months ended March 31, 2012 increased 9.6 percentage points compared to the same period in 2011. The current accident quarter loss ratio decreased by 8.2 percentage points for the three months ended March 31, 2012 compared to the same period in 2011 due to lower loss ratios in the Company’s agriculture, property, casualty and professional lines. In the agriculture line, lower accident year loss ratios were due to improved growing conditions in the southern U.S. year over year. In the property line, a few large losses from winter storms contributed to the higher loss ratio in the prior period compared to the first quarter of 2012.

During the first quarter of 2012 the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $7.8 million, which decreased the net loss ratio by 4.9 percentage points, as compared to reductions of $34.6 million, which decreased the net loss ratio by 21.3 percentage points, for the three months ended March 31, 2011. The higher level of favorable loss development in the first quarter of 2011 compared to 2012 was driven by the agriculture line of business. The higher development in the first quarter of 2011 resulted from the combination of strong performance during the 2010 crop year with a delayed harvest that extended claims settlements until the first quarter of 2011 compared to the 2011 crop year, which did not experience the same level of harvest delays or extension of claim settlements into the first quarter of 2012.

Acquisition Expenses. The Company’s acquisition expenses and acquisition ratio in the Insurance segment in the first quarter of 2012 were comparable to the same period in 2011.

General and Administrative Expenses. The general and administrative expense ratio in the Insurance segment for the first quarter of 2012 decreased 1.4 percentage points compared to the same period in 2011 as a result of reduced staffing and higher third party commissions and expense reimbursement offsets in the agriculture line of business.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$426,302	$374,527	13.8%
Ceded premiums written	(11,027)	(7,951)	38.7%

Net premiums written	415,275	366,576	13.3%

Net premiums earned	250,005	220,341	13.5%
Other underwriting loss	(335)	(1,069)	(68.7)%

	249,670	219,272	13.9%

Expenses
Losses and loss expenses	149,065	303,017	(50.8)%
Acquisition expenses	52,275	49,310	6.0%
General and administrative expenses	31,606	29,155	8.4%

	232,946	381,482	(38.9)%

Underwriting income (loss)	$16,724	$(162,210)	NM (2)

Net loss ratio	59.7%	137.5%	(77.8)
Acquisition expense ratio	20.9%	22.4%	(1.5)
General and administrative expense ratio	12.6%	13.2%	(0.6)

Combined ratio	93.2%	173.1%	(79.9)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. In the first quarter of 2012, net premiums written in the Reinsurance segment increased by 13.3% over the first quarter of 2011. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$143,182	$133,718	$138,247	$131,123
Casualty	121,674	120,437	116,352	115,554
Property	106,746	106,746	70,087	70,087
Aerospace and marine	25,629	25,593	20,838	20,839
Surety and other specialty	29,071	28,781	29,003	28,973

Total	$426,302	$415,275	$374,527	$366,576

The net increase in net premiums written in the Reinsurance segment for the current quarter compared to the same period in 2011 was primarily due to the following factors:

•

An increase in the property line in the quarter ended March 31, 2012 compared to 2011 as a result of new premiums and growth in renewal premiums written by the Company’s Zurich branch together with improved pricing on renewals across the Company’s other property businesses;

•	Growth in the aerospace and marine line resulting from new marine business written by the Company’s Zurich branch;

•	Growth in the casualty line arising from a single large positive premium adjustment; and

•	Premium rate increases in certain internationally exposed parts of the catastrophe line of business.

Ceded premiums written by the Company increased in the quarter ended March 31, 2012 as compared to the same period in 2011 because of increased cessions of risks in the Company’s catastrophe reinsurance line of business. Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2012 increased compared to the first quarter of 2011 as a result of the growth in net premiums written in the last twelve months.

Net Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2012 decreased compared to the first quarter of 2011 as a result of the lower catastrophe losses incurred in the period. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $22.5 million in relation to the Kentucky windstorms that occurred during the period. The net losses from these events added 9.7 percentage points to the Reinsurance segment’s net loss ratio for the first quarter of 2012. During the three months ended March 31, 2011, the Company incurred losses of $184.8 million related to the Tohuko, Japan earthquake and tsunami, Christchurch, New Zealand earthquake and floods experienced in Queensland, Australia. The net losses from those events added 84.8 percentage points to the Reinsurance segment’s net loss ratio for the first quarter of 2011.

The Company recorded $9.1 million or 3.6 percentage points of favorable prior year loss reserve development in the first quarter of 2012 compared to $14.1 million or 6.4 percentage points in the same quarter last year. During the first quarter of 2012, lower favorable loss reserve development emanated from the Reinsurance segment’s short tail line of business compared to the first quarter of 2011, due to lower than expected claims emergence in the prior year within the catastrophe line of business.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment decreased for the first quarter of 2012 as compared to the first quarter of 2011. The decrease in the acquisition expense ratio for the first quarter was generally due to a shift in business mix as the catastrophe line of business, which incurs lower relative acquisition costs, increased its share of earned premiums and the casualty line of business, which incurs higher relative acquisition costs, has seen a decline in its share of earned premiums.

General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in the three months ended March 31, 2012 reduced in comparison to the same period in 2011 as modest growth in expenditures was more than offset by an increase in net earned premiums.

Significant Transactions and Events

Credit Facility. On April 19, 2012 the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan Chase Bank, N.A. as administrative agent. As of March 31, 2012, there were no borrowings under this facility and letters of credit outstanding under the facility were $375.8 million. See “Liquidity and Capital Resources - Credit Facility” below.

Liquidity and Capital Resources

Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares, its 7.75% Non-Cumulative Preferred Shares, Series A (“Series A Preferred Shares”) and its 7.5% Non-Cumulative Preferred Shares, Series B (“Series B Preferred Shares”). There are restrictions on the payment of dividends by the Company’s operating subsidiaries to Endurance Holdings, which are described in more detail below.

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2012, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $571.6 million (December 31, 2011 – $605.6 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2011, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2012 without the prior approval of the applicable insurance regulator. At March 31, 2012, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.9 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2012, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short term investments, equity securities, other investments (consisting of alternative and specialty funds), cash and cash equivalents and pending securities transactions, as of March 31, 2012 totaled $6.3 billion which is consistent with the aggregate invested assets of $6.3 billion as of December 31, 2011.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $208.7 million at March 31, 2012, compared to $239.8 million at December 31, 2011. On April 26, 2012, Standard & Poor’s downgraded the sovereign ratings of Spain from “A” to “BBB-plus”. If this downgrade was in effect at March 31, 2012, the total fair value of the Company’s securities having an “A” rating would have declined by $0.3 million, while securities having a “BBB” rating would have increased by the same amount. The Company does not have any direct exposure to sovereign debt issued by Ireland, Greece or Portugal.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments whose currency is the Euro or whose sovereign debt rating is below AAA through a hedge fund with a primary focus on European indebtedness, principally focused on benefitting from the declining value of European sovereign indebtedness. The Company’s investment in the hedge fund was $20.0 million and its fair market value as of March 31, 2012 was in excess of that amount.

Cash Flows

	Three Months Ended March 31,
	2012	2011
	(U.S. dollars in thousands)
Net cash provided by operating activities	$24,905	$181,282
Net cash (used in) provided by investing activities	(210,336)	115,189
Net cash used in financing activities	(25,758)	(341,943)
Effect of exchange rate changes on cash and cash equivalents	(91)	4,390

Net decrease in cash and cash equivalents	(211,280)	(41,082)
Cash and cash equivalents, beginning of period	890,914	609,852

Cash and cash equivalents, end of period	$679,634	$568,770

In the three months to March 31, 2012, the Company’s cash and cash equivalents decreased $211.3 million to $679.6 million. In the three months to March 31, 2011, cash and cash equivalents decreased by $41.1 million to $568.8 million.

Cash flows provided by operating activities for the three months ended March 31, 2012 were $24.9 million compared to $181.3 million for the three months ended March 31, 2011. The decrease in cash flows provided by operating activities during 2012 was primarily due to higher claim payments and decreased premium collections, offset by an increase in net income.

During the three months ended March 31, 2012, cash flows used in investing activities were $210.3 million, compared to cash flows provided by investing activities of $115.2 million for the same period in 2011. The Company manages it investment portfolio to generate attractive economic returns and income while providing the Company with liquidity. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The cash flows used in investing activities in 2012 principally reflected $198.7 million in net purchases within our investment portfolio, while 2011 reflected net proceeds of $132.9 million from the sale and maturity of investments.

Our cash flows used in financing activities for the three months ended March 31, 2012 were $25.8 million, compared to cash flows used in financing activities of $341.9 million for the same period in 2011. The cash flows used in financing activities in 2011 was significantly higher than in 2012 principally due to the repurchases of common shares in 2011.

During the three months ended 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015. During the three months ended March 31 2011, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of Endurance. The aggregate repurchase price for the shares and the options was $321.5 million. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase did not impact the disclosed dividend payment capacity of Endurance Bermuda as of December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $175.1 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2012 and December 31, 2011, the Company had also pledged $435.1 million and $517.2 million of its cash and fixed maturity investments to meet collateral obligations for $375.8 million and $447.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2012 and December 31, 2011, cash and fixed maturity investments with fair values of $361.6 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $1.3 million and $7.6 million were on deposit with Canadian regulators, respectively.

Credit Facility. On April 19, 2012 the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (the “Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan Chase Bank, N.A. as administrative agent. As of March 31, 2012, there were no borrowings under this facility and letters of credit outstanding under the facility were $375.8 million.

The Credit Facility consists of two tranches: (i) a tranche 1 secured credit facility in an aggregate principal amount of $560.0 million (the “Tranche 1 Facility”), which is secured on a several basis by the respective entity incurring such obligation by cash and securities deposited into collateral accounts from time to time with Deutsche Bank Trust Company Americas and (ii) a tranche 2 unsecured facility in an aggregate principal amount of $140.0 million (the “Tranche 2 Facility”). The proceeds of the Credit Facility may be used for general corporate purposes, to finance potential acquisitions and for the repurchase of the Company’s outstanding publicly or privately issued securities. So long as the Company is not in default under the terms of the Credit Facility, the Company may request that the size of the Credit Facility be increased by $350.0 million, provided that no participating lender is obligated to increase its commitments under the Credit Facility.

For letters of credit issued on a collateralized basis under the Tranche 1 Facility, the Company is required to pay a fee of 0.45% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis under the Tranche 2 Facility, the Company is required to pay a fee ranging from 1.125% to 1.750% over LIBOR on the daily stated amount of such letters of credit based upon the Company debt ratings as issued by Moody’s or Standard & Poor’s. The interest rate for revolving loans under the Tranche 2 Facility is (a) the highest of (i) 0.5% in excess of the federal funds effective rate, (ii) the prime rate as announced by JP Morgan and (iii) the Eurodollar rate applicable for an interest period of one month plus 1%, plus a margin ranging from 0.125% to 0.750% depending upon the type of loan and the Company’s ratings as issued by Moody’s and S&P or (b) LIBOR plus a margin ranging from 1.125% to 1.750%. In addition, the Credit Facility requires the Company to pay to the lenders a commitment fee.

The Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.8 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the Credit Facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the Credit Facility.

The Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the Credit Facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the Credit Facility or a default by the Company under its other indebtedness. Upon the occurrence of an event of default under the Credit Facility, the lenders can terminate their commitments under the Credit Facility, require repayment of any outstanding revolving loans, give notice of termination of any outstanding letters of credit in accordance with their terms, require the delivery of cash collateral for outstanding letters of credit and foreclose on any security held by the lenders under the Credit Facility.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2012, absent the occurrence of additional significant catastrophic events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, or arrange for additional financing. However, there can be no assurance that the Company will be successful in executing these strategies.

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a “safe harbor” for forward-looking statements. These forward-looking statements reflect our current views with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for the purposes of the PSLRA or otherwise.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2011 Annual Report on Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Information about Market Risk” included in the Company’s 2011 Annual Report on Form 10-K.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2012 – January 31, 2012	—	$—	—	7,000,000
February 1, 2012 – February 29, 2012	—	$—	—	7,000,000
March 1, 2012 – March 31, 2012	—	$—	—	7,000,000

Total	—	$—	—	7,000,000

(1)	Ordinary shares or share equivalents.
(2)	At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superceding all previous authorizations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	2007 Equity Incentive Plan, as amended through March 1, 2012. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2012 (unaudited) and December 31, 2011; (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: May 8, 2012	By:	/s/ David Cash
David Cash
Chief Executive Officer

Date: May 8, 2012	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)