Form 10-Q
period 2012-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2012-08-07
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended June 30, 2012,

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 3, 2012
Ordinary Shares - $1.00 par value	43,297,961

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars, except share amounts)

	JUNE 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,928,584 and $4,700,989 at June 30, 2012 and December 31, 2011, respectively)	$5,081,814	$4,831,966
Short-term investments, available for sale at fair value (amortized cost: $40,915 and $67,803 at June 30, 2012 and December 31, 2011, respectively)	40,913	67,802
Equity securities, available for sale at fair value (cost: $64,431 and $56,381 at June 30, 2012 and December 31, 2011, respectively)	70,652	59,767
Other investments	478,860	432,658

Total investments	5,672,239	5,392,193
Cash and cash equivalents	842,180	890,914
Premiums receivable, net	1,289,478	544,017
Insurance and reinsurance balances receivable	115,904	92,710
Deferred acquisition costs	196,693	166,049
Prepaid reinsurance premiums	258,522	149,670
Losses recoverable	618,447	666,928
Accrued investment income	27,383	29,708
Goodwill and intangible assets	176,743	181,828
Deferred tax asset	36,376	33,355
Net receivable on sales of investments	30,776	77,821
Other assets	75,387	67,422

Total assets	$9,340,128	$8,292,615

LIABILITIES
Reserve for losses and loss expenses	$3,984,622	$3,824,224
Reserve for unearned premiums	1,437,482	932,108
Deposit liabilities	24,938	26,887
Reinsurance balances payable	306,122	189,488
Debt	527,299	528,118
Net payable on purchases of investments	186,652	55,243
Other liabilities	125,771	125,382

Total liabilities	6,592,886	5,681,450

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares Series A and B, total liquidation preference $430,000 (2011 - $430,000)	17,200	17,200
Common shares Ordinary – 43,296,381 issued and outstanding (2011 – 43,086,834)	43,296	43,087
Additional paid-in capital	531,145	526,910
Accumulated other comprehensive income	150,252	130,392
Retained earnings	2,005,349	1,893,576

Total shareholders’ equity	2,747,242	2,611,165

Total liabilities and shareholders’ equity	$9,340,128	$8,292,615

See accompanying notes to unaudited condensed consolidated financial statements

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
Revenues
Gross premiums written	$604,076	$502,924	$1,665,725	$1,503,282
Ceded premiums written	(119,663)	(61,166)	(338,256)	(262,652)

Net premiums written	484,413	441,758	1,327,469	1,240,630
Change in unearned premiums	34,927	44,820	(396,494)	(371,219)

Net premiums earned	519,340	486,578	930,975	869,411
Net investment income	31,766	39,842	88,841	92,343
Net realized and unrealized investment gains	14,958	21,532	20,161	25,307
Total other-than-temporary impairment losses	(148)	(484)	(148)	(1,740)
Portion of loss recognized in other comprehensive income	(259)	(448)	(478)	(839)

Net impairment losses recognized in earnings (losses)	(407)	(932)	(626)	(2,579)
Other underwriting income (loss)	19	1,088	(316)	19

Total revenues	565,676	548,108	1,039,035	984,501

Expenses
Net losses and loss expenses	345,897	361,970	608,664	763,823
Acquisition expenses	72,128	67,887	140,617	133,505
General and administrative expenses	62,609	65,886	128,650	131,847
Amortization of intangibles	2,777	3,026	5,554	5,824
Net foreign exchange (gains) losses	(336)	3,348	(18,473)	(3,570)
Interest expense	9,044	9,057	18,091	18,111

Total expenses	492,119	511,174	883,103	1,049,540

Income (loss) before income taxes	73,557	36,934	155,932	(65,039)
Income tax (expense) benefit	(1,074)	4,143	(907)	18,699

Net income (loss)	72,483	41,077	155,025	(46,340)
Preferred dividends	(8,188)	(3,875)	(16,376)	(7,750)

Net income (loss) available (attributable) to common and participating common shareholders	$64,295	$37,202	$138,649	$(54,090)

Comprehensive income (loss)
Net income (loss)	$72,483	$41,077	$155,025	$(46,340)
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of applicable deferred income taxes of $629 and ($1,559) for the six months ended June 30, 2012 and 2011, respectively)	25,624	29,593	41,094	26,174
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss) (net of applicable deferred taxes of $16 and $69 for the six months ended June 30, 2012 and 2011, respectively)	255	379	462	770
Foreign currency translation adjustments	(2,060)	804	(2,600)	3,467
Reclassification adjustment for net realized gains included in net income (loss)	(14,384)	(22,464)	(19,140)	(27,886)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income (loss)	22	22	44	44

Other comprehensive income	9,457	8,334	19,860	2,569

Comprehensive income (loss)	$81,940	$49,411	$174,885	$(43,771)

Per share data
Basic earnings (losses) per common share	$1.48	$0.92	$3.20	$(1.36)

Diluted earnings (losses) per common share	$1.48	$0.87	$3.20	$(1.36)

Dividend per common share	$0.31	$0.30	$0.62	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
Preferred shares
Balance, beginning of period	$17,200	$8,000
Issuance of series B, non-cumulative preferred shares	—	9,200

Balance, beginning and end of period	17,200	17,200

Common shares
Balance, beginning of period	43,087	47,218
Issuance of common shares, net of forfeitures	209	782
Repurchase of common shares	—	(7,491)

Balance, end of period	43,296	40,509

Additional paid-in capital
Balance, beginning of period	526,910	613,915
Issuance of common shares, net of forfeitures	858	12,085
Issuance of series B, non-cumulative preferred shares	—	214,822
Repurchase of common shares and share equivalents	—	(333,313)
Public offering and registration costs	—	(549)
Settlement of equity awards	(3,185)	(5,981)
Stock-based compensation expense	6,562	8,186

Balance, end of period	531,145	509,165

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	9,609	10,877
Foreign currency translation adjustments	(2,600)	3,467

Balance, end of period	7,009	14,344

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	122,815	109,656
Net unrealized holding gains (losses) arising during the period, net of reclassification adjustment	21,954	(1,712)
Other-than-temporary impairment losses during the period	462	770

Balance, end of period	145,231	108,714

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,032)	(2,120)
Net change from current period hedging transactions, net of reclassification adjustment	44	44

Balance, end of period	(1,988)	(2,076)

Total accumulated other comprehensive income	150,252	120,982

Retained earnings
Balance, beginning of period	1,893,576	2,060,607
Net income (loss)	155,025	(46,340)
Dividends on preferred shares	(16,376)	(7,750)
Dividends on common shares	(26,876)	(24,097)

Balance, end of period	2,005,349	1,982,420

Total shareholders’ equity	$2,747,242	$2,670,276

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
Cash flows provided by operating activities
Net income (loss)	$155,025	$(46,340)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	10,502	7,418
Amortization of other intangibles and depreciation	12,352	11,393
Net realized and unrealized investment gains	(20,161)	(25,307)
Net impairment losses recognized in earnings (losses)	626	2,579
Deferred taxes	(4,230)	(8,581)
Stock-based compensation expense	6,562	8,186
Equity in earnings of other investments	(23,051)	(14,938)
Premiums and insurance and reinsurance balances receivable, net	(768,655)	(326,871)
Deferred acquisition costs	(30,644)	(28,386)
Prepaid reinsurance premiums	(108,852)	(90,731)
Losses recoverable	48,481	(49,732)
Accrued investment income	2,325	1,745
Other assets	17,299	8,259
Reserve for losses and loss expenses	160,398	428,197
Reserve for unearned premiums	505,374	461,992
Deposit liabilities	(1,949)	(2,205)
Reinsurance balances payable	116,634	(19,844)
Other liabilities	(7,741)	(28,582)

Net cash provided by operating activities	70,295	288,252

Cash flows used in investing activities
Proceeds from sales of available for sale investments	1,552,896	1,816,660
Proceeds from maturities and calls on available for sale investments	464,318	472,933
Proceeds from the redemption of other investments	25,724	12,274
Purchases of available for sale investments	(2,038,075)	(2,286,722)
Purchases of other investments	(48,875)	(15,762)
Net settlements of other assets	(16,193)	(416)
Purchases of fixed assets	(9,478)	(6,180)
Change in securities lending collateral received	—	(24,766)
Net cash paid for subsidiary acquisition	(514)	(3,175)

Net cash flows used in investing activities	(70,197)	(35,154)

Cash flows used in financing activities
Issuance of common shares, net of forfeitures	978	12,760
Issuance of series B, non-cumulative preferred shares	—	224,022
Repurchase of common shares	—	(344,272)
Change in securities lending payable	—	24,766
Settlement of equity awards	(3,185)	(5,981)
Offering and registration costs paid	—	(280)
Proceeds from issuance of debt	602	455
Repayments and repurchases of debt	(1,590)	(414)
Dividends on preferred shares	(16,376)	(7,750)
Dividends on common shares	(26,876)	(24,094)

Net cash flows used in financing activities	(46,447)	(120,788)

Effect of exchange rate changes on cash and cash equivalents	(2,385)	8,682

Net (decrease) increase in cash and cash equivalents	(48,734)	140,992
Cash and cash equivalents, beginning of period	890,914	609,852

Cash and cash equivalents, end of period	$842,180	$750,844

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General

Endurance Specialty Holdings Ltd. (“Endurance Holdings” or the “Company”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries:

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).

Certain comparative information has been reclassified to conform to current year presentation. The Company identified immaterial mis-classifications of certain tax and foreign exchange effects on the Company’s investment portfolio in the 2008 and 2009 financial statements. The Company reclassified these tax and foreign exchange effects on the investment portfolio between accumulated other comprehensive income and retained earnings within the Condensed Consolidated Balance Sheet for the year ended December 31, 2011. The reclassifications had no impact on earnings or total shareholders’ equity for the year ended December 31, 2011.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

There were no material changes in the Company’s significant accounting and reporting policies subsequent to the 2011 Form 10-K.

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”, (“ASU 2010-26”) which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the transaction and would not have been incurred had the transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts, should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 was effective for interim and annual periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company adopted this standard prospectively on January 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC 820”) to change several requirements for measuring fair value and disclosing information about fair value measurements. Among the more significant changes, ASU 2011-04 amends ASC 820 to clarify certain existing fair value measurement and disclosure requirements as follows:

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

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in shareholders’ equity. The remaining two options are:

•	A single continuous statement of net income and comprehensive income; or

•	Two separate, but consecutive, statements of net income and other comprehensive income.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

ASU 2011-05 was effective for interim and annual reporting periods ending on or after December 15, 2011. Early adoption was permitted and full retrospective application is required. The Company adopted this standard retrospectively on January 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard prospectively on January 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. In addition, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing a quantitative impairment test.

ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Available for sale investments	$34,678	$41,889	$71,660	$84,075
Other investments	(74)	1,181	23,051	14,938
Cash and cash equivalents	349	244	689	435

	$34,953	$43,314	$95,400	$99,448
Investment expenses	(3,187)	(3,472)	(6,559)	(7,105)

Net investment income	$31,766	$39,842	$88,841	$92,343

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition of the investment portfolio by investment type at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$5,081,814	80.0%	$4,831,966	76.6%
Cash and cash equivalents(1)	686,304	10.8%	913,492	14.5%
Other investments(2)	478,860	7.5%	432,658	6.9%
Short-term investments	40,913	0.6%	67,802	1.1%
Equity securities	70,652	1.1%	59,767	0.9%

Total	$6,358,543	100.0%	$6,305,685	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

The following table summarizes the composition of the fixed income portion of the investment portfolio, which includes fixed maturity investments and short-term investments, by investment ratings assigned by rating agencies at June 30, 2012 and December 31, 2011. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	June 30, 2012		December 31, 2011
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,272,276	24.8%	$1,269,123	25.9%
AAA / Aaa	1,046,079	20.4%	941,500	19.2%
AA / Aa	1,770,697	34.6%	1,665,593	34.0%
A / A	773,268	15.1%	776,251	15.8%
BBB	139,589	2.7%	130,864	2.7%
Below BBB	118,959	2.3%	114,716	2.3%
Not rated	1,859	0.1%	1,721	0.1%

Total	$5,122,727	100.0%	$4,899,768	100.0%

(1)	The credit rating for each asset reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings is used.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Contractual maturities of the fixed income portion of the investment portfolio are shown below as of June 30, 2012 and December 31, 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$365,688	$368,123	$517,156	$520,755
Due after one year through five years	1,856,733	1,900,720	1,732,335	1,773,553
Due after five years through ten years	568,375	601,555	584,107	612,052
Due after ten years	52,856	59,108	45,837	50,803
Residential mortgage-backed securities
Agency mortgage-backed securities	1,060,496	1,092,930	933,479	965,019
Non-agency mortgage-backed securities	96,164	93,128	119,599	114,662
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,064	28,680	28,257	28,807
Non-agency mortgage-backed securities	538,071	572,370	491,810	518,483
Asset-backed securities	403,052	406,113	316,212	315,634

Total	$4,969,499	$5,122,727	$4,768,792	$4,899,768

In addition to the Company’s available for sale investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “Other Investments.” At June 30, 2012 and December 31, 2011, the Company had invested, net of capital returned, a total of $359.5 million and $336.3 million, respectively, in Other Investments. At June 30, 2012 and December 31, 2011, the carrying value of Other Investments was $478.9 million and $432.7 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 9).

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized investment gains for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains on investment sales	$15,613	$22,086	$22,861	$33,659
Gross realized losses on investment sales	(822)	(485)	(3,169)	(8,193)
Change in fair value of derivative financial instruments(1)	167	(69)	469	(159)

Net realized and unrealized investment gains	$14,958	$21,532	$20,161	$25,307

(1)	See Note 6

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
U.S. government and agencies securities	$1,229,874	$42,910	$(508)	$1,272,276	$—
U.S. state and municipal securities	52,511	1,353	(30)	53,834	—
Foreign government securities	140,281	3,035	(157)	143,159	—
Government guaranteed corporate securities	179,688	1,647	(35)	181,300	—
Corporate securities	1,200,383	39,667	(2,026)	1,238,024	—
Residential mortgage-backed securities
Agency mortgage-backed securities	1,060,496	32,662	(228)	1,092,930	—
Non-agency mortgage-backed securities	96,164	774	(3,810)	93,128	(6,849)
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,064	616	—	28,680	—
Non-agency mortgage-backed securities(1)	538,071	36,549	(2,250)	572,370	(70)
Asset-backed securities	403,052	4,502	(1,441)	406,113	—

Total fixed maturity investments	$4,928,584	$163,715	$(10,485)	$5,081,814	$(6,919)
Short-term investments	40,915	—	(2)	40,913	—

Total fixed income investments	$4,969,499	$163,715	$(10,487)	$5,122,727	$(6,919)

Equity securities	$64,431	$6,699	$(478)	$70,652	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $28.7 million.
(2)

Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2012, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $2.3 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Amortized	Gross Unrealized	Gross Unrealized		Non-Credit
December 31, 2011	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$1,218,069	$51,140	$(86)	$1,269,123	$—
U.S. state and municipal securities	52,274	1,262	(19)	53,517	—
Foreign government securities	73,361	1,820	(184)	74,997	—
Government guaranteed corporate securities	349,447	2,531	(153)	351,825	—
Corporate securities	1,118,481	31,526	(10,108)	1,139,899	—
Residential mortgage-backed securities
Agency mortgage-backed securities	933,479	31,884	(344)	965,019	—
Non-agency mortgage-backed securities	119,599	1,366	(6,303)	114,662	(7,932)
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,257	552	(2)	28,807	—
Non-agency mortgage-backed securities(1)	491,810	29,741	(3,068)	518,483	(75)
Asset-backed securities	316,212	2,336	(2,914)	315,634	—

Total fixed maturity investments	$4,700,989	$154,158	$(23,181)	$4,831,966	$(8,007)
Short-term investments	67,803	4	(5)	67,802	—

Total fixed income investments	$4,768,792	$154,162	$(23,186)	$4,899,768	$(8,007)

Equity securities	$56,381	$4,162	$(776)	$59,767	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.2 million.
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

The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
June 30, 2012	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
U.S. government and agencies securities	$(508)	$214,577	$—	$—	$(508)	$214,577
U.S. state and municipal securities	(30)	11,596	—	—	(30)	11,596
Foreign government securities	(104)	7,396	(53)	4,653	(157)	12,049
Government guaranteed corporate securities	(7)	680	(28)	2,325	(35)	3,005
Corporate securities	(1,396)	100,899	(630)	20,657	(2,026)	121,556
Residential mortgage-backed securities
Agency mortgage-backed securities	(222)	82,703	(6)	3,978	(228)	86,681
Non-agency mortgage-backed securities	(1,050)	19,427	(2,760)	49,386	(3,810)	68,813
Commercial mortgage-backed securities
Agency mortgage-backed securities	—	—	—	—	—	—
Non-agency mortgage-backed securities	(1,496)	44,833	(754)	10,751	(2,250)	55,584
Asset-backed securities	(301)	40,423	(1,140)	46,836	(1,441)	87,259

Total fixed maturity investments	$(5,114)	$522,534	$(5,371)	$138,586	$(10,485)	$661,120
Short-term investments	(2)	40,237	—	—	(2)	40,237

Total fixed income investments	$(5,116)	$562,771	$(5,371)	$138,586	$(10,487)	$701,357

Equity securities	$(442)	$16,291	$(36)	$3,276	$(478)	$19,567

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at June 30, 2012.

As of June 30, 2012, 392 available for sale securities were in an unrealized loss position aggregating $11.0 million. Of those, 114 securities with aggregated unrealized losses of $5.4 million at June 30, 2012 had been in a continuous unrealized loss position for twelve months or greater.

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

The analysis of OTTI for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total other-than-temporary impairment losses	$(148)	$(484)	$(148)	$(1,740)
Portion of loss recognized in other comprehensive income	(259)	(448)	(478)	(839)

Net impairment losses recognized in earnings (losses)	$(407)	$(932)	$(626)	$(2,579)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.4 million (2011: $0.9 million) of OTTI losses recognized by the Company in the second quarter of 2012, the majority of it was related to reductions in expected recovery values on mortgage-backed securities during the period. At June 30, 2012, the Company did not have the intent to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

The following table provides a roll-forward of the amount related to credit losses for the Company’s fixed income investments recognized in earnings (losses) for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2012:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$(2,187)	$(10,389)	$(2,225)	$(10,214)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	(3)	(12)	(3)	(12)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(278)	(698)	(498)	(1,089)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	200	961	458	1,177

Ending balance	$(2,268)	$(10,138)	$(2,268)	$(10,138)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in Other Investments in alternative and specialty funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of June 30, 2012. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments, and other financial instruments not described above approximated their fair values at June 30, 2012.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, Other Investments, derivative instruments and debt categorized by the level within the hierarchy in which the fair value measurements fall at June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Total at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. government and agencies securities	$1,272,276	$26,789	$1,245,487	$—
U.S. state and municipal securities	53,834	—	53,834	—
Foreign government securities	143,159	—	143,159	—
Government guaranteed corporate securities	181,300	—	181,300	—
Corporate securities	1,238,024	—	1,237,973	51
Residential mortgage-backed securities
Agency mortgage-backed securities	1,092,930	—	1,092,930	—
Non-agency mortgage-backed securities	93,128	—	92,692	436
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,680	—	28,680	—
Non-agency mortgage-backed securities	572,370	—	563,038	9,332
Asset-backed securities	406,113	—	406,113	—

Total fixed maturity investments	$5,081,814	$26,789	$5,045,206	$9,819
Short-term investments	40,913	—	40,913	—
Equity securities	70,652	51,424	19,228	—
Other investments	478,860	—	—	478,860
Other assets (see Note 6)	20,762	—	20,762	—

Total assets	$5,693,001	$78,213	$5,126,109	$488,679

Liabilities
Other liabilities (see Note 6)	$5,628	$—	$5,628	$—
Debt	577,488	—	577,488	—

Total liabilities	$583,116	$—	$583,116	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

During the six months ended June 30, 2012, there were no transfers in or out of Level 1; however the Company purchased current issue U.S. government securities and exchange traded equity securities, which are classified as Level 1.

During the six months ended June 30, 2012, there were net transfers out of Level 3 to Level 2 of $0.2 million, excluding other investments. In addition, the Company purchased commercial mortgage-backed securities, which are classified as Level 3 securities, as no observable price was available. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.

During the six months ended June 30, 2012, the Company included its Other Investments within the fair value hierarchy as required by ASU 2011-04, which the Company adopted on January 1, 2012. These securities are generally priced on NAV received from the fund managers or administrators. Due to the timing of the delivery of the final NAV by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period-end NAV, period-end estimates, or, in some cases, prior month or prior quarter NAV. As this valuation technique incorporates both observable and significant unobservable inputs, these investments are generally classified as Level 3.

During the six months ended June 30, 2012, the Company included its Senior Notes within the fair value hierarchy as required by ASU 2011-04, which the Company adopted on January 1, 2012. The fair value of the Senior Notes is obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. As the spreads and the yields for the risk-free yield curve are observable market inputs, the fair value of the Senior Notes are classified in Level 2.

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

The following table sets forth the Company’s available for sale investments and derivative instruments categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Total at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. government and agencies securities	$1,269,123	$—	$1,269,123	$—
U.S. state and municipal securities	53,517	—	53,517	—
Foreign government securities	74,997	—	74,997	—
Government guaranteed corporate securities	351,825	—	351,825	—
Corporate securities	1,139,899	—	1,139,899	—
Residential mortgage-backed securities
Agency mortgage-backed securities	965,019	—	965,019	—
Non-agency mortgage-backed securities	114,662	—	114,153	509
Commercial mortgage-backed securities
Agency mortgage-backed securities	28,807	—	28,807	—
Non-agency mortgage-backed securities	518,483	—	508,598	9,885
Asset-backed securities	315,634	—	315,634	—

Total fixed maturity investments	$4,831,966	$—	$4,821,572	$10,394
Short-term investments	67,802	9,800	58,002	—
Equity securities	59,767	34,681	25,086	—
Other assets (see Note 6)	513	—	513	—

Total assets	$4,960,048	$44,481	$4,905,173	$10,394

Liabilities
Other liabilities (see Note 6)	$891	$—	$891	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Level 3 assets represented 8.58% and 0.21% of the Company’s total available for sale investments, Other Investments and derivative instruments at June 30, 2012 and December 31, 2011, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities and investments in alternative and specialty funds. The Company utilizes pricing from various pricing sources for all of its securities classified within Level 3, and makes no adjustments to the pricing obtained. The NAV used to fair value the Company’s Other Investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds.

No impairment losses on Level 3 securities were recognized in earnings for the three and six months ended June 30, 2012. Impairment losses of $0.2 million and $0.5 million were recognized in earnings for the three and six months ended June 30, 2011, respectively, representing realized losses due to OTTI.

There were no material changes in the Company’s valuation techniques for the six months ended June 30, 2012.

The following tables present a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Level 3, beginning of period	$441,331	$21,156	$10,394	$9,639
Total net realized gains included in earnings (losses)	5	5	10	11
Total net realized and unrealized losses included in earnings (losses)	(87)	(222)	(87)	(470)
Change in unrealized gains included in other comprehensive income	568	539	1,162	1,496
Change in unrealized losses included in other comprehensive income	(115)	(145)	(229)	(171)
Purchases	46,986	—	47,160	—
Sales	(1,276)	(1,191)	(1,726)	(1,940)
Transfers in to Level 3(1)	1,684	21,156	434,504	36,665
Transfers out of Level 3	(417)	(12,832)	(2,509)	(16,764)

Level 3, end of period	$488,679	$28,466	$488,679	$28,466

(1)	Included in this balance for the six months ended June 30, 2012 is the fair value of the Other Investments, which was added to Level 3 as required by ASU 2011-04, effective January 1, 2012.

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

The two-class method utilized by the Company is an earnings allocation formula that determines earnings (losses) per share for the holders of Endurance Holdings’ ordinary and class A shares (also referred to as “common shares”) and participating common shares, which includes unvested restricted shares that receive cash dividends, according to dividends declared and participation rights in undistributed earnings. Net income (loss) available (attributable) to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) available (attributable) to common and participating common shareholders	$64,295	$37,202	$138,649	$(54,090)
Less amount allocated to participating common shareholders(1)	(1,085)	(710)	(2,377)	(516)

Net income (loss) allocated (attributed) to common shareholders	$63,210	$36,492	$136,272	$(54,606)

Denominator:
Weighted average shares – basic	42,598,611	39,710,169	42,518,902	40,227,173

Share equivalents:
Warrants	—	2,071,209	—	—
Options	36,093	371,359	39,693	—
Restricted share units	479	3,153	3,412	—

Weighted average shares – diluted	42,635,183	42,155,890	42,562,007	40,227,173

Basic earnings (losses) per common share	$1.48	$0.92	$3.20	$(1.36)

Diluted earnings (losses) per common share	$1.48	$0.87	$3.20	$(1.36)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share cont’d.

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on May 10, 2012 (2011—Series A: $0.484375, Series B: Nil). The Series A and Series B preferred share dividends were paid on June 15, 2012 to shareholders of record on June 1, 2012. Endurance Holdings also declared a dividend of $0.31 per common share on May 10, 2012 (2011—$0.30). The dividend was paid on June 29, 2012 to shareholders of record on June 15, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividends declared per Series A preferred share	$0.484375	$0.484375	$0.968750	$0.968750

Dividends declared per Series B preferred share	$0.468750	$—	$0.937500	$—

Dividends declared per common share	$0.31	$0.30	$0.62	$0.60

6.	Derivatives

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains, net foreign exchange (gains) losses and other underwriting income (loss) in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The Company’s derivatives are not designated as hedges under current accounting guidance. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers. The Company’s objectives for holding these derivatives are as follows:

Interest Rate Futures, Swaps, Swaptions and Options—to manage exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk through modification of the portfolio composition and duration.

Foreign Exchange Forwards, Futures and Options—as part of overall currency risk management and investment strategies.

Credit Default Swaps—to mitigate the risk associated with underwriting operations, most notably in the credit/surety line, and to manage market exposures. The Company may assume or economically hedge credit risk through credit default swaps to replicate or hedge investment positions. The original term of these credit default swaps is generally five years or less.

Commodity Futures and Options—to economically hedge certain underwriting risks.

To-Be-Announced Mortgage-backed Securities (“TBAs”)—to enhance investment performance and as part of overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Derivatives, cont’d.

The fair values and the related notional values of derivatives at June 30, 2012 and December 31, 2011 are noted below.

	June 30, 2012		December 31, 2011
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Foreign exchange forward contracts	$143	$5,589	$216	$8,412
Credit default swaps	6	350	15	850
Interest rate swaps	45	2,000	223	3,000
Interest rate swaptions	108	2,000	36	1,100
Commodity put options	1,384	194,440	—	—
Interest rate futures	—	—	23	200,000
TBAs	19,076	18,000	—	—

Total recorded in other assets	$20,762		$513

Foreign exchange forward contracts	$208	$4,759	$199	$8,216
Credit default swaps	—	—	71	1,800
Interest rate swaps	—	—	594	2,000
Interest rate swaptions	137	14,500	27	5,500
TBAs	5,283	5,000	—	—

Total recorded in other liabilities	$5,628		$891

Net derivative asset (liability)	$15,134		$(378)

The fair values of all derivatives at June 30, 2012 were recorded in other assets or other liabilities in the Company’s Condensed Consolidated Balance Sheets. None of the above derivatives have been designated as hedges under current accounting guidance.

The gains and losses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for derivatives for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total included in net foreign exchange (gains) losses from foreign exchange forward contracts	$270	$(6)	$151	$(366)

Futures contracts	$—	$260	$87	$250
Credit default swaps	—	92	43	6
Interest rate swaps	(196)	(438)	(43)	(434)
Interest rate swaptions	37	17	47	19
TBA’s	326	—	335	—

Total included in net realized and unrealized investment gains	$167	$(69)	$469	$(159)

Total included in other underwriting income (loss) from commodity put options	$(1,300)	$—	$(1,300)	$—

Total losses from derivatives	$(863)	$(75)	$(680)	$(525)

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

No options were granted, expired or vested during the quarters ended June 30, 2012 and 2011. The total intrinsic value of options exercised during the quarter ended June 30, 2012 was $0.3 million (2011—$6.6 million). The Company received proceeds of $0.3 million (2011—$2.3 million) from the exercise of options during the quarter ended June 30, 2012. The Company issued new ordinary shares in connection with the exercise of the above options.

No options were granted, expired or vested during the six months ended June 30, 2012 and 2011. The total intrinsic value of options exercised during the six months ended June 30, 2012 was $0.6 million (2011—$21.5 million). The Company received proceeds of $0.5 million (2011—$12.2 million) from the exercise of options during the six months ended June 30, 2012. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at June 30, 2012 and 2011.

During the quarter ended June 30, 2012, the Company granted an aggregate of 23,260 (2011—22,136) restricted shares and restricted share units with weighted average grant date fair values of $0.9 million (2011—$0.9 million). During the quarter ended June 30, 2012, the aggregate fair value of restricted shares and restricted share units that vested was $1.4 million (2011—$3.4 million). For the quarter ended June 30, 2012, compensation costs recognized in earnings for all restricted shares and restricted share units were $2.9 million (2011—$3.6 million). At June 30, 2012, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $13.0 million (2011—$15.9 million).

During the six months ended June 30, 2012, the Company granted an aggregate of 400,568 (2011 – 304,992) restricted shares and restricted share units with weighted average grant date fair values of $15.4 million (2011—$14.8 million). During the six months ended June 30, 2012, the aggregate fair value of restricted shares and restricted share units that vested was $11.6 million (2011—$12.8 million). For the six months ended June 30, 2012, compensation costs recognized in earnings for all restricted shares and restricted share units were $7.9 million (2011—$8.2 million).

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended June 30, 2012, total expenses related to the Company’s Employee Share Purchase Plan were approximately $45,000 (2011—$53,200) and $89,000 (2011—$106,500) for the six months ended June 30, 2012.

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$292,659	$311,417	$604,076
Ceded premiums written	(106,000)	(13,663)	(119,663)

Net premiums written	186,659	297,754	484,413

Net premiums earned	266,085	253,255	519,340
Other underwriting (loss) income	(1,300)	1,319	19

	264,785	254,574	519,359

Expenses
Net losses and loss expenses	208,504	137,393	345,897
Acquisition expenses	17,545	54,583	72,128
General and administrative expenses	32,819	29,790	62,609

	258,868	221,766	480,634

Underwriting income	$5,917	$32,808	$38,725

Net loss ratio	78.4%	54.2%	66.5%
Acquisition expense ratio	6.6%	21.6%	13.9%
General and administrative expense ratio	12.3%	11.8%	12.1%

Combined ratio	97.3%	87.6%	92.5%

Reserve for losses and loss expenses	$2,113,823	$1,870,799	$3,984,622

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$225,750	$277,174	$502,924
Ceded premiums written	(52,244)	(8,922)	(61,166)

Net premiums written	173,506	268,252	441,758

Net premiums earned	249,397	237,181	486,578
Other underwriting income	—	1,088	1,088

	249,397	238,269	487,666

Expenses
Net losses and loss expenses	191,396	170,574	361,970
Acquisition expenses	15,861	52,026	67,887
General and administrative expenses	36,227	29,659	65,886

	243,484	252,259	495,743

Underwriting income (loss)	$5,913	$(13,990)	$(8,077)

Net loss ratio	76.7%	71.9%	74.4%
Acquisition expense ratio	6.4%	22.0%	14.0%
General and administrative expense ratio	14.5%	12.5%	13.5%

Combined ratio	97.6%	106.4%	101.9%

Reserve for losses and loss expenses	$1,892,813	$1,855,311	$3,748,124

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Total underwriting income (loss)	$38,725	$(8,077)
Net investment income	31,766	39,842
Net foreign exchange gains (losses)	336	(3,348)
Net realized and unrealized investment gains	14,958	21,532
Net impairment losses recognized in earnings	(407)	(932)
Amortization of intangibles	(2,777)	(3,026)
Interest expense	(9,044)	(9,057)

Income before income taxes	$73,557	$36,934

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended June 30, 2012 and 2011:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2012	2012	2011	2011
Insurance
Agriculture	$133,439	$67,249	$57,125	$46,049
Professional lines	51,019	42,832	49,181	37,624
Casualty	68,088	43,549	63,178	43,811
Property	18,182	11,990	35,904	25,996
Healthcare liability	19,922	19,031	20,454	20,115
Surety and other specialty	2,009	2,008	(92)	(89)

Total Insurance	292,659	186,659	225,750	173,506

Reinsurance
Catastrophe	172,222	158,865	146,249	139,337
Casualty	58,897	58,895	45,619	45,617
Property	54,026	54,033	52,185	52,185
Aerospace and marine	18,288	18,287	26,743	24,726
Surety and other specialty	7,984	7,674	6,378	6,387

Total Reinsurance	311,417	297,754	277,174	268,252

Total	$604,076	$484,413	$502,924	$441,758

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$928,006	$737,719	$1,665,725
Ceded premiums written	(313,566)	(24,690)	(338,256)

Net premiums written	614,440	713,029	1,327,469

Net premiums earned	427,715	503,260	930,975
Other underwriting (loss) income	(1,300)	984	(316)

	426,415	504,244	930,659

Expenses
Net losses and loss expenses	322,206	286,458	608,664
Acquisition expenses	33,759	106,858	140,617
General and administrative expenses	67,254	61,396	128,650

	423,219	454,712	877,931

Underwriting income	$3,196	$49,532	$52,728

Net loss ratio	75.3%	57.0%	65.4%
Acquisition expense ratio	7.9%	21.2%	15.1%
General and administrative expense ratio	15.7%	12.2%	13.8%

Combined ratio	98.9%	90.4%	94.3%

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

The following table reconciles total segment results to income (loss) before income taxes for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended
	June 30,
	2012	2011
Total underwriting income (loss)	$52,728	$(159,745)
Net investment income	88,841	92,343
Net foreign exchange gains	18,473	3,570
Net realized and unrealized investment gains	20,161	25,307
Net impairment losses recognized in earnings (losses)	(626)	(2,579)
Amortization of intangibles	(5,554)	(5,824)
Interest expense	(18,091)	(18,111)

Income (loss) before income taxes	$155,932	$(65,039)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the six months ended June 30, 2012 and 2011:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2012	2012	2011	2011
Insurance
Agriculture	$667,106	$422,169	$565,830	$392,521
Professional lines	87,364	73,037	84,650	68,748
Casualty	105,915	70,012	102,060	69,570
Property	28,026	12,823	60,594	38,581
Healthcare liability	36,575	33,379	38,591	36,521
Surety and other specialty	3,020	3,020	(144)	(139)

Total Insurance	928,006	614,440	851,581	605,802

Reinsurance
Catastrophe	315,404	292,583	284,496	270,460
Casualty	180,571	179,332	161,971	161,171
Property	160,772	160,779	122,272	122,272
Aerospace and marine	43,917	43,880	47,581	45,565
Surety and other specialty	37,055	36,455	35,381	35,360

Total Reinsurance	737,719	713,029	651,701	634,828

Total	$1,665,725	$1,327,469	$1,503,282	$1,240,630

9.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables at June 30, 2012 and December 31, 2011 amounted to $618.4 million and $666.9 million, respectively. At June 30, 2012, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the six months ended June 30, 2012 and 2011, respectively:

Broker	2012	2011
Aon Benfield	19.3%	21.5%
Marsh & McLennan Companies, Inc.	17.8%	16.3%
Willis Companies	9.0%	8.3%

Total of largest brokers	46.1%	46.1%

Letters of credit. As of June 30, 2012, the Company had issued letters of credit of $297.9 million (December 31, 2011 – $447.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Commitments and contingencies, cont’d.

Investment commitments. As of June 30, 2012 and December 31, 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $248.6 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2012 and December 31, 2011, the Company had also pledged $340.5 million and $517.2 million of its cash and fixed maturity investments as required to meet collateral obligations for $297.9 million and $447.3 million in letters of credit outstanding under its credit facility, respectively. In addition, as of June 30, 2012 and December 31, 2011, cash and fixed maturity investments with fair values of $373.5 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $1.3 million and $7.6 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to Other Investments at June 30, 2012 and December 31, 2011. The Company is generally subject to redemption restriction provisions of between one to five years from the date of the original commitment and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2012 of $117.9 million (December 31, 2011 – $83.6 million) of its Other Investments held at June 30, 2012. Certain of the Company’s investments in private equity funds cannot be redeemed until the liquidation of the underlying assets of the fund. It is estimated that the majority of the underlying assets of these funds would liquidate within the next two to thirteen years. In addition, as of June 30, 2012, the Company was committed to investing a further $14.8 million (December 31, 2011 – $18.1 million) in various investment funds classified as Other Investments.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2012 are as follows:

Twelve months ended June 30,	Amount
2013	$14,599
2014	9,659
2015	7,572
2016	6,019
2017	4,568
2018 and thereafter	20,905

$63,322

Total lease expense under operating leases for the six months ended June 30, 2012 was $7.2 million (2011 – $6.3 million).

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

10.	Subsequent events

During July 2012, high temperatures and low rainfall created drought conditions in certain parts of the Midwestern United States. The drought conditions have the potential to cause material losses within the agriculture insurance and reinsurance industry generally and the Company specifically. To date, claims received by the Company as a result of the drought conditions have been limited. Accordingly, losses emanating from the drought conditions cannot be accurately estimated at this time. However, in the event that these conditions persist, the Company may need to establish related loss reserves in the second half of 2012, which may have a material adverse effect on the Company’s third and fourth quarter results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2012 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2011 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and has seven wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;

•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”), domiciled in Delaware; and

•	American Agri-Business Insurance Company, domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together, “ARMtech”).

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2011 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to the 2011 Form 10-K. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Months Ended June 30, 2012 and 2011

Results of operations for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$604,076	$502,924	20.1%
Ceded premiums written	(119,663)	(61,166)	95.6%

Net premiums written	484,413	441,758	9.7%

Net premiums earned	519,340	486,578	6.7%
Net investment income	31,766	39,842	(20.3)%
Net realized and unrealized investment gains	14,958	21,532	(30.5)%
Net impairment losses recognized in earnings	(407)	(932)	(56.3)%
Other underwriting income	19	1,088	(98.3)%

Total revenues	565,676	548,108	3.2%

Expenses
Net losses and loss expenses	345,897	361,970	(4.4)%
Acquisition expenses	72,128	67,887	6.2%
General and administrative expenses	62,609	65,886	(5.0)%
Amortization of intangibles	2,777	3,026	(8.2)%
Net foreign exchange (gains) losses	(336)	3,348	NM (2)
Interest expense	9,044	9,057	(0.1)%
Income tax expense (benefit)	1,074	(4,143)	NM (2)

Net income	$72,483	$41,077	76.5%

Net loss ratio	66.5%	74.4%	(7.9)
Acquisition expense ratio	13.9%	14.0%	(0.1)
General and administrative expense ratio	12.1%	13.5%	(1.4)

Combined ratio	92.5%	101.9%	(9.4)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended June 30, 2012 were $604.1 million, an increase of $101.2 million, or 20.1%, compared to the same period in 2011. Net premiums written in the three months ended June 30, 2012 were $484.4 million, an increase of $42.7 million, or 9.7%. The change in net premiums written was driven by the following factors:

•	An increase in the catastrophe line of the Reinsurance as a result of improved pricing on renewals in both the U.S. and International markets;

•	Growth in the agriculture line of the Insurance segment arising from an increase in policy count and increased premium levels per policy, partially offset by lower commodity prices;

•

Growth in the casualty line of the Reinsurance segment resulting from one large contract being expanded at renewal, an increase in positive premium adjustments compared to the prior year, and one contract having the renewal date transitioned to the second quarter; and

•

A decline in the property line of the Insurance segment as the Company significantly curtailed premiums in several products within this line of business in an effort to reallocate capital to more profitable lines of business.

Growth in ceded premiums written by the Company in the quarter ended June 30, 2012 as compared to the same period in 2011 was primarily driven by increased cessions in the agriculture insurance line to the Federal Crop Insurance Corporation as a result of the growth in gross premiums written and increased cessions of risks.

Net premiums earned for the three months ended June 30, 2012 were $519.3 million, an increase of $32.8 million, or 6.7%, from the second quarter of 2011. The increase in net premiums earned resulted principally from growth in net written premiums recorded in more recent periods.

Net Investment Income

The Company’s net investment income of $31.8 million decreased by 20.3% or $8.1 million for the quarter ended June 30, 2012 as compared to the same period in 2011. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments and short-term investments, declined by $7.2 million for the three months ended June 30, 2012 compared to the same period in 2011. This decline resulted primarily from lower reinvestment rates over the past 12 months driven by lower market yields. Net investment income during the second quarter of 2012 included net mark to market losses of $0.1 million on Other Investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $1.2 million in the second quarter of 2011. Investment expenses, including investment management fees, for the three months ended June 30, 2012 were $3.2 million compared to $3.5 million for the same period in 2011.

The annualized net earned yield and total return of the investment portfolio for the three months ended June 30, 2012 and 2011 and market yield and portfolio duration as of June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011
Annualized net earned yield(1)	2.06%	2.62%
Total return on investment portfolio(2)	0.90%	1.32%
Market yield(3)	1.63%	2.18%
Portfolio duration(4)	2.60 years	2.28 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes Other Investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the second quarter of 2012, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 49 basis point range, with a high of 1.12% and a low of 0.62%. Trading activity in the Company’s portfolio during the second quarter included reductions in short-term investments, U.S. government and government agencies securities, government guaranteed corporate securities, corporate securities and non-agency residential mortgage-backed securities, and increased allocations to agency mortgage-backed securities, U.S. state and municipal securities, foreign (non-European) government bonds, non-agency commercial mortgage-backed securities, asset-backed securities, equity securities and other investments. The duration of the fixed income investments increased to 2.60 years at June 30, 2012 from 2.39 years at December 31, 2011, partly due to lower cash balances.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2012 were $719.6 million compared to $799.5 million during the same period a year ago. Net realized investment gains decreased during the three months ended June 30, 2012 compared to the same period in 2011. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$15,613	$22,086
Gross realized losses on investment sales	(822)	(485)
Change in fair value of derivative financial instruments	167	(69)

Net realized and unrealized investment gains in earnings	$14,958	$21,532

Net Impairment Losses Recognized in Earnings

During the three months ended June 30, 2012, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at June 30, 2012. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2011 Form 10-K, to determine whether the securities in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(148)	$(484)
Portion of loss recognized in other comprehensive income	(259)	(448)

Net impairment losses recognized in earnings	$(407)	$(932)

The $0.4 million and $0.9 million of other-than-temporary impairment (“OTTI”) losses recognized by the Company in the second quarters of 2012 and 2011, respectively, relating to specific credit events occurred primarily due to reductions in expected recovery values on residential mortgage-backed securities during the period. A total of $0.3 million was shifted from a non-credit OTTI loss previously recognized in comprehensive income to a credit OTTI loss recorded in net income for the second quarter of 2012.

The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at June 30, 2012 and 2011 and determined it did not need to recognize any OTTI losses in the three months ended June 30, 2012 and 2011.

Net Foreign Exchange Gains and Losses

For the three months ended June 30, 2012, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $0.3 million compared to a net foreign exchange loss of $3.3 million for the same period of 2011. This gain resulted from offsetting exposures across the Company as the U.S. dollar weakened against the Japanese Yen and strengthened against other major currencies in the period. In the prior year, the net foreign exchange gain was due to offsetting exposures across the Company as the U.S. dollar weakened against other major currencies.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended June 30, 2012, the Company incurred lower levels of catastrophe losses compared to the prior year. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $14.4 million in relation to an earthquake in Italy and windstorms in the United States, which added 2.8 percentage points to the Company’s net loss ratio for the second quarter of 2012. For the three months ended June 30, 2011, the Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $61.8 million in relation to tornadoes in the United States, which added 13.0 percentage points to the Company’s net loss ratio for the second quarter of 2011. In addition, the Company recorded lower reserves for attritional losses relative to earned premiums in the Insurance segment overall in the second quarter of 2012 compared to 2011.

Favorable prior year loss reserve development was $19.6 million for the second quarter of 2012 compared to $44.8 million during the same period in 2011. In the second quarter of 2012, prior year loss reserves emerged favorably across each line of the Insurance segment and the short and long tail lines of the Reinsurance segment. Favorable reserve development in the second quarter of 2012 was less than the second quarter of 2011 principally due to the agriculture line of business, which experienced a later and stronger harvest in the 2010 crop year than in the 2011 crop year. The impact of the later and stronger harvest in the 2010 crop year was an extension of claims settlements into the first half of 2011, which consequently experienced significant favorable development.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended June 30, 2012 was generally consistent with the acquisition expense ratio for the same period in 2011.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the second quarter of 2012 decreased compared to the same period in 2011 due to higher earned premiums primarily in the property line of the Reinsurance segment and agriculture line of the Insurance segment together with a reduction in expenditure. General and administrative expense was lower in the second quarter of 2012 compared to 2011 due to increased third party ceding commissions and expense reimbursement offsets in the agriculture line of the Insurance segment and favorable compensation cost adjustments generally arising from a lower headcount and a lower concentration of more senior staff. Lower expenditure was partially offset by increased consulting and facilities costs. At June 30, 2012, the Company had a total of 849 employees compared to 856 employees at June 30, 2011.

Income Tax Expense (Benefit)

The Company recorded a tax expense for the quarter ended June 30, 2012 of $1.1 million compared to a tax benefit of $4.1 million for the quarter ended June 30, 2011. The current period tax expense resulted from income generated in the current period by the Company’s United States taxable jurisdictions that were impacted by the higher levels of catastrophe losses in the same period of 2011.

Net Income

The Company produced net income of $72.5 million in the three months ended June 30, 2012 compared to net income of $41.1 million in the same period of 2011 primarily as a result of higher earned premiums and a decrease in catastrophe losses during the current period.

Consolidated Results of Operations – For the Six Months Ended June 30, 2012 and 2011

Results of operations for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,665,725	$1,503,282	10.8%
Ceded premiums written	(338,256)	(262,652)	28.8%

Net premiums written	1,327,469	1,240,630	7.0%

Net premiums earned	930,975	869,411	7.1%
Net investment income	88,841	92,343	(3.8)%
Net realized and unrealized investment gains	20,161	25,307	(20.3)%
Net impairment losses recognized in earnings	(626)	(2,579)	(75.7)%
Other underwriting (loss) income	(316)	19	NM (2)

Total revenues	1,039,035	984,501	5.5%

Expenses
Losses and loss expenses	608,664	763,823	(20.3)%
Acquisition expenses	140,617	133,505	5.3%
General and administrative expenses	128,650	131,847	(2.4)%
Amortization of intangibles	5,554	5,824	(4.6)%
Net foreign exchange gains	(18,473)	(3,570)	NM (2)
Interest expense	18,091	18,111	(0.1)%
Income tax expense (benefit)	907	(18,699)	NM (2)

Net income (loss)	$155,025	$(46,340)	NM (2)

Net loss ratio	65.4%	87.9%	(22.5)
Acquisition expense ratio	15.1%	15.4%	(0.3)
General and administrative expense ratio	13.8%	15.1%	(1.3)

Combined ratio	94.3%	118.4%	(24.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the six months ended June 30, 2012 were $1,665.7 million, an increase of $162.4 million, or 10.8%, compared to the same period in 2011. Net premiums written in the six months ended June 30, 2012 were $1,327.5 million, an increase of $86.8 million, or 7.0%, compared to the same period in 2011. The increase in net premiums written was driven by the following factors:

•	Growth in the Reinsurance segment where property premiums were higher due to new premiums and growth in renewals, particularly at the Company’s Zurich branch;

•	Increased catastrophe premiums as a result of improved pricing during mid-year renewals;

•	Growth in casualty premiums due to increased participation on a large contract, an increase in positive premium adjustments and the transition of a significant renewal to the second quarter;

•	Increase in the agriculture line of the Insurance segment where policy count and increased premium levels per policy, partially offset by the impact of lower commodity prices; and

•	Decline in the property line of the Insurance segment as the Company significantly curtailed premiums in several products in an effort to reallocate capital to more profitable lines of business.

Net premiums earned for the six months ended June 30, 2012 were $931.0 million, an increase of $61.6 million, or 7.1%, from the six months ended June 30, 2011 principally due to growth in net premiums written experienced over the last twelve months compared to the same period last year.

Net Investment Income

The Company’s net investment income of $88.8 million decreased by 3.8% or $3.5 million for the six months ended June 30, 2012 as compared to the same period in 2011. Net investment income during the first six months of 2012 included net mark to market gains of $23.1 million on Other Investments, comprised of alternative and specialty funds, as compared to mark to market gains of $14.9 million in the first six months of 2011. Investment income generated by the Company’s fixed income investments declined by $12.4 million in the first six months of 2012 compared to the same period in 2011 primarily due to lower reinvestment rate driven by lower market yields, partly offset by a higher average investment portfolio balance. Investment expenses for the six months ended June 30, 2012, including investment management fees, were $6.6 million compared to $7.1 million for the same period in 2011.

The annualized net earned yield, total return on the investment portfolio for the six months ended June 30, 2012 and 2011 and market yield and portfolio duration as of June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Annualized net earned yield(1)	2.89%	3.02%
Total return on investment portfolio(2)	2.29%	2.23%
Market yield(3)	1.63%	2.18%
Portfolio duration(4)	2.60 years	2.28 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes Other Investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.

During the six months ended June 30, 2012, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 58 basis point range, with a high of 1.20% and a low of 0.62%. Trading activity in the Company’s portfolio for the six months ended June 30, 2012 included reductions in short-term investments, government guaranteed corporate securities and non-agency residential mortgage-backed securities, and increased allocations to agency residential mortgage-backed securities, foreign (non-European) government bonds, corporate securities, non-agency commercial mortgage-backed securities, asset-backed securities, equity securities and Other Investments.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2012 were $1,552.9 million compared to $1,816.7 million during the same period a year ago. Net realized investment gains decreased during the six months ended June 30, 2012 compared to the same period in 2011.

Realized investment gains and losses and the change in the fair value of derivative financial instruments for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$22,861	$33,659
Gross realized losses on investment sales	(3,169)	(8,193)
Change in fair value of derivative financial instruments	469	(159)

Net realized and unrealized investment gains in earnings	$20,161	$25,307

Net Impairment Losses Recognized in Earnings (Losses)

During the six months ended June 30, 2012, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at June 30, 2012. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2011 Form 10-K, to determine whether the securities in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings (losses) for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(148)	$(1,740)
Portion of loss recognized in other comprehensive income	(478)	(839)

Net impairment losses recognized in earnings (losses)	$(626)	$(2,579)

The $0.6 million of OTTI losses recognized by the Company in the six months ended June 30, 2012 relating to specific credit events occurred primarily due to reductions in expected recovery values on residential and commercial mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.5 million was shifted from a non-credit OTTI loss previously recognized in comprehensive income (loss) to a credit OTTI loss recorded in net income (loss) for 2012.

For the six months ended June 30, 2011, the Company recorded $2.6 million of OTTI losses in earnings (losses). This amount related to specific credit events occurring primarily due to reductions in expected recovery values on mortgage and asset backed securities during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.8 million was shifted from a non-credit OTTI loss previously recognized in comprehensive income (loss) to a credit OTTI loss recorded in net income (loss) for 2011.

The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at June 30, 2012 and determined it did not need to recognize any OTTI losses in the six months ended June 30, 2012 (2011—$35,000).

Net Foreign Exchange Gains

For the six months ended June 30, 2012, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $18.5 million compared to a $3.6 million gain for the same period of 2011. The current period net foreign exchange gain resulted from a decrease in the value of Japanese Yen net liabilities as the U.S. dollar strengthened against the Yen and other net gains realized as the U.S. dollar fluctuated against other currencies over the period. In addition, foreign exchange gains were recognized in income as revaluations on investments recorded in other comprehensive income were realized. In the prior year, the net foreign exchange gain resulted from the strengthening of Euro denominated assets held as the U.S. dollar weakened during 2011.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the six months ended June 30, 2012, the Company incurred catastrophe losses arising from windstorms in the U.S. and an earthquake in Italy, which impacted the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $36.9 million in relation to these events which added 4.2 percentage points to the Company’s net loss ratio for the six months ended June 30, 2012. For the six months ended June 30, 2011, multiple events adversely affected the Company’s net loss ratio in the Reinsurance segment. These included the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest, which when accumulated triggered certain aggregate catastrophe contracts. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $250.8 million in relation to these events, which added 29.3 percentage points to the Company’s net loss ratio for the six months ended June 30, 2011. In addition, the Company recorded lower reserves for attritional losses in the Insurance segment’s agriculture, property and professional lines and the Reinsurance segment’s casualty line in the six months ended June 30, 2012 compared to the same period in 2011, which were partially offset by a higher attritional loss rate in the casualty line of the Insurance segment.

Favorable prior year loss reserve development was $36.5 million for the six months ended June 30, 2012 as compared to $93.5 million for the same period in 2011. In the six months ended June 30, 2012 and 2011, prior year loss reserves emerged favorably across each line of the Insurance segment and in the short and long tail lines of the Reinsurance segment. Favorable reserve development in the first half of 2012 was less than the first half of 2011 principally due to the agriculture line of business, which experienced a later and stronger harvest in the 2010 crop year than in the 2011 crop year. The impact of the later and stronger harvest in the 2010 crop year was an extension of claims settlements into the first half of 2011, which consequently experienced significant favorable development.

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

Acquisition Expenses

The acquisition expense ratio for the six months ended June 30, 2012 was comparable to that of the same period in 2011.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the six months ended June 30, 2012 was lower than the same period in 2011 as a result of increased earned premiums in the current period, lower compensation costs and an increase in third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment. Personnel costs were down particularly as a result of lower annual incentive expense as the actual payout of 2011 annual incentive compensation was lower than previously accrued. At June 30, 2012, the Company had a total of 849 employees compared to 856 employees at June 30, 2011.

Income Tax Expense (Benefit)

The Company recorded a tax expense for the six months ended June 30, 2012 of $0.9 million compared to a tax benefit of $18.7 million for the same period in 2011 due to significant net losses experienced in its United States taxable jurisdictions in 2011.

Net Income (Loss)

The Company produced net income of $155.0 million for the six months ended June 30, 2012 compared to a net loss of $46.3 million in the same period of 2011 primarily due to the decrease in catastrophe losses and growth in net premiums earned.

Subsequent Event

During July 2012, high temperatures and low rainfall created drought conditions in certain parts of the Midwestern United States. The drought conditions have the potential to cause material losses within the agriculture insurance and reinsurance industry generally and the Company specifically. In the event that these conditions persist, the Company may need to establish related loss reserves in the second half of 2012, which may have a material adverse effect on the Company’s third and fourth quarter results of operations.

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

As of June 30, 2012, the Company had accrued losses and loss expense reserves of $4.0 billion (December 31, 2011—$3.8 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six months ended June 30, 2012 and 2011, the Company’s net paid losses and loss expenses were $389.9 million and $402.0 million, respectively.

As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

Losses and loss expenses for the three and six months ended June 30, 2012 are summarized as follows:

Three Months Ended	Incurred related to:		Total incurred
June 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$9,730	$(2,618)	$7,112
Long tail	70,805	(8,249)	62,556
Other	141,602	(2,766)	138,836

Total Insurance	222,137	(13,633)	208,504

Reinsurance:
Short tail	75,921	(7,095)	68,826
Long tail	58,656	(3,287)	55,369
Other	8,735	4,463	13,198

Total Reinsurance	143,312	(5,919)	137,393

Totals	$365,449	$(19,552)	$345,897

Six Months Ended	Incurred related to:		Total incurred
June 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$17,538	$(7,065)	$10,473
Long tail	132,032	(8,580)	123,452
Other	194,116	(5,835)	188,281

Total Insurance	343,686	(21,480)	322,206

Reinsurance:
Short tail	179,322	(13,245)	166,077
Long tail	111,217	(8,269)	102,948
Other	10,892	6,541	17,433

Total Reinsurance	301,431	(14,973)	286,458

Totals	$645,117	$(36,453)	$608,664

Losses and loss expenses for the three and six months ended June 30, 2012 included $19.6 million and $36.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2012 benefited the Company’s reported loss ratio by approximately 3.8 and 3.9 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence for the three and six months ended June 30, 2012 across all reserving groups included within the Insurance segment and the short tail and long tail reserving groups in the Reinsurance segment.

During the three months ended June 30, 2012, as part of the Company’s periodic review of key parameters and in order to recognize accumulated historical experience and other relevant industry information, the Company adjusted the initial expected loss ratios for a number of business units within the Insurance and Reinsurance segments. Within the Insurance segment, initial expected loss ratios were lowered for historical years for the healthcare liability and professional lines of business, and raised for the workers’ compensation line of business that is included in the surety and other specialty line of business. The initial expected loss ratios were raised and lowered in specific sectors of the casualty line of business. Within the Reinsurance segment, initial expected loss ratios were lowered for historical years for the catastrophe line of business. For the three and six months ended June 30, 2012, the Company did not materially alter any other key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Short Tail Insurance. For the three and six months ended June 30, 2012, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected reported claims and favorable case reserve development related to the property line of business.

Long Tail Insurance. For the three and six months ended June 30, 2012, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the healthcare liability, casualty and professional lines of business. Favorable loss emergence was partially offset by adverse development within the workers’ compensation line of business that the Company exited in 2009.

Other Insurance. The Company recorded favorable loss emergence within this reserve category for the three and six months ended June 30, 2012 primarily due to lower than anticipated agriculture claims settlements for the 2011 crop year, which resulted from a later and stronger harvest in the 2010 crop year than in the 2011 crop year. The impact of the later and stronger harvest in the 2010 crop year was an extension of claims settlements into the first half of 2011, which consequently experienced favorable development.

Reinsurance

Short Tail Reinsurance. For the three and six months ended June 30, 2012, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe line of business, partially offset by adverse development within the property line of business.

Long Tail Reinsurance. For the three and six months ended June 30, 2012, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the Company’s casualty and surety and other specialty lines of business.

Other Reinsurance. For the three and six months ended June 30, 2012, the Company recorded unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the international agriculture business that is part of the surety and other specialty line of business.

Losses and loss expenses for the three and six months ended June 30, 2011 are summarized as follows:

Three Months Ended	Incurred related to:		Total incurred
June 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$13,723	$(5,150)	$8,573
Long tail	69,420	(5,490)	63,930
Other	131,443	(12,550)	118,893

Total Insurance	214,586	(23,190)	191,396

Reinsurance:
Short tail	127,257	(19,245)	108,012
Long tail	58,876	335	59,211
Other	6,032	(2,681)	3,351

Total Reinsurance	192,165	(21,591)	170,574

Totals	$406,751	$(44,781)	$361,970

Six Months Ended	Incurred related to:		Total incurred
June 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$27,057	$(14,424)	$12,633
Long tail	134,627	(8,050)	126,577
Other	186,350	(35,328)	151,022

Total Insurance	348,034	(57,802)	290,232

Reinsurance:
Short tail	386,995	(33,408)	353,587
Long tail	113,879	610	114,489
Other	8,401	(2,886)	5,515

Total Reinsurance	509,275	(35,684)	473,591

Totals	$857,309	$(93,486)	$763,823

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

Long Tail Insurance. For the three and six months ended June 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the professional lines and healthcare liability lines of business. Favorable loss emergence was partially offset by modest adverse development within the U.S. casualty business and adverse loss emergence within the workers’ compensation line of business that the Company exited in 2009.

Other Insurance. For the three and six months ended June 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than anticipated agriculture claims settlements for the 2010 crop year.

Reinsurance

Short Tail Reinsurance. For the three and six months ended June 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity and favorable case reserve development within the catastrophe and surety and other specialty lines of business.

Long Tail Reinsurance. For the three and six months ended June 30, 2011, the Company recorded a modest amount of unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the Company’s self insured risks business which is a part of the surety and other specialty line of business.

Other Reinsurance. For the three and six months ended June 30, 2011, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the agriculture business that is part of the surety and other specialty line of business.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at June 30, 2012:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$30,243	$27,239	$57,482
Long tail	391,391	1,272,509	1,663,900
Other	242,751	149,690	392,441

Total Insurance	664,385	1,449,438	2,113,823

Reinsurance:
Short tail	522,767	327,517	850,284
Long tail	305,735	700,372	1,006,107
Other	7,144	7,264	14,408

Total Reinsurance	835,646	1,035,153	1,870,799

Totals	$1,500,031	$2,484,591	$3,984,622

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2011:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$31,408	$26,313	$57,721
Long tail	404,377	1,219,844	1,624,221
Other	203,844	51,757	255,601

Total Insurance	639,629	1,297,914	1,937,543

Reinsurance:
Short tail	497,218	405,274	902,492
Long tail	284,619	694,788	979,407
Other	403	4,379	4,782

Total Reinsurance	782,240	1,104,441	1,886,681

Totals	$1,421,869	$2,402,355	$3,824,224

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$292,659	$225,750	$928,006	$851,581
Ceded premiums written	(106,000)	(52,244)	(313,566)	(245,779)

Net premiums written	186,659	173,506	614,440	605,802

Net premiums earned	266,085	249,397	427,715	411,889
Other underwriting loss	(1,300)	—	(1,300)	—

	264,785	249,397	426,415	411,889

Expenses
Losses and loss expenses	208,504	191,396	322,206	290,232
Acquisition expenses	17,545	15,861	33,759	32,169
General and administrative expenses	32,819	36,227	67,254	73,033

	258,868	243,484	423,219	395,434

Underwriting income	$5,917	$5,913	$3,196	$16,455

Net loss ratio	78.4%	76.7%	75.3%	70.5%
Acquisition expense ratio	6.6%	6.4%	7.9%	7.8%
General and administrative expense ratio	12.3%	14.5%	15.7%	17.7%

Combined ratio	97.3%	97.6%	98.9%	96.0%

Premiums. Gross premiums written for the three and six months ended June 30, 2012 in the Insurance segment increased by 29.6% and 9.0% over the same periods in 2011, respectively. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended June 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$133,439	$67,249	$57,125	$46,049
Professional lines	51,019	42,832	49,181	37,624
Casualty	68,088	43,549	63,178	43,811
Property	18,182	11,990	35,904	25,996
Healthcare liability	19,922	19,031	20,454	20,115
Surety and other specialty	2,009	2,008	(92)	(89)

Total	$292,659	$186,659	$225,750	$173,506

	Six Months Ended June 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$667,106	$422,169	$565,830	$392,521
Professional lines	87,364	73,037	84,650	68,748
Casualty	105,915	70,012	102,060	69,570
Property	28,026	12,823	60,594	38,581
Healthcare liability	36,575	33,379	38,591	36,521
Surety and other specialty	3,020	3,020	(144)	(139)

Total	$928,006	$614,440	$851,581	$605,802

The increase in the Insurance segment net premiums written for the three and six months ended June 30, 2012 compared to the same periods in 2011 was driven by the following factors:

•	Growth in agriculture net premiums written arising from an increase in policy count and increased premium levels per policy, partially offset by the impact of lower commodity prices; and

•	A decline in the property line as the Company significantly curtailed premiums in several products within this line of business in an effort to reallocate capital to more profitable lines of business.

Net premiums earned by the Company in the Insurance segment increased in both the three and six months ended June 30, 2012 compared to the same periods in 2011. The increases were primarily due to the increase in net premiums written in the agriculture line in 2012 compared to 2011 and the growth in net premiums written in the casualty line through 2011 emanating from the Company’s contract binding authority business which was launched at the end of 2010.

Losses and Loss Expenses. The increases in the net loss ratios in the Company’s Insurance segment for the three and six months ended June 30, 2012 compared to the same periods in 2011 reflected lower levels of favorable prior year reserve releases in the agriculture line than in 2011. During the second quarter and first six months of 2012, the Company’s previously estimated loss and loss expense reserves for the Insurance segment for prior accident years were reduced by $13.6 million and $21.5 million, respectively, which decreased the net loss ratio by 5.1 and 5.0 percentage points, as compared to reductions of $23.2 million and $57.8 million, which decreased the net loss ratio by 9.3 and 14.0 percentage points, for the three and six months ended June 30, 2011. The higher level of favorable loss development in the first half of 2011 compared to 2012 was driven by the agriculture line of business. The higher development in the first half of 2011 resulted from the combination of strong performance during the 2010 crop year with a delayed harvest that extended claims settlements until the first two quarters of 2011 compared to the 2011 crop year, which did not experience the same level of harvest delays or extension of claim settlements into the first half of 2012. Partially offsetting the impact of lower favorable development was improved current accident year results for the agriculture and professional lines. The professional line benefitted in the current period from lower levels of attritional losses compared to 2011. In the first half of 2012, crop conditions improved, including a significantly improved harvest of winter wheat and much better planting conditions for spring crops compared to the first half of 2011, when the winter wheat harvest was adversely impacted by drought conditions in the Southwest United States, and excess moisture in the Midwest United States delayed planting of the spring crops.

During July 2012, high temperatures and low rainfall created drought conditions in certain parts of the Midwestern United States. The drought conditions have the potential to cause material losses within the agriculture insurance and reinsurance industry generally and the Company specifically. In the event that these conditions persist, the Company may need to establish related loss reserves in the second half of 2012, which may have a material adverse effect on the agriculture line.

Acquisition Expenses. The Company’s acquisition expense ratios in the Insurance in the second quarter and first six months of 2012 were comparable to the same periods in 2011.

General and Administrative Expenses. The decrease in general and administrative expenses and expense ratios in the Insurance segment in the second quarter and first six months of 2012 compared to the same periods in 2011 was a result of lower annual incentive expense and higher third party commissions and expense reimbursement offsets.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$311,417	$277,174	$737,719	$651,701
Ceded premiums written	(13,663)	(8,922)	(24,690)	(16,873)

Net premiums written	297,754	268,252	713,029	634,828

Net premiums earned	253,255	237,181	503,260	457,522
Other underwriting income	1,319	1,088	984	19

	254,574	238,269	504,244	457,541

Expenses
Losses and loss expenses	137,393	170,574	286,458	473,591
Acquisition expenses	54,583	52,026	106,858	101,336
General and administrative expenses	29,790	29,659	61,396	58,814

	221,766	252,259	454,712	633,741

Underwriting income (loss)	$32,808	$(13,990)	$49,532	$(176,200)

Net loss ratio	54.2%	71.9%	57.0%	103.5%
Acquisition expense ratio	21.6%	22.0%	21.2%	22.1%
General and administrative expense ratio	11.8%	12.5%	12.2%	12.9%

Combined ratio	87.6%	106.4%	90.4%	138.5%

Premiums. In the second quarter of 2012, net premiums written in the Reinsurance segment increased by 11.0% over the same period of 2011. In the six months ended June 30, 2012, net premiums written in the Reinsurance segment increased by 12.3% over the same period in 2011. Gross and net premiums written for each line of business in the Reinsurance segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$172,222	$158,865	$146,249	$139,337
Casualty	58,897	58,895	45,619	45,617
Property	54,026	54,033	52,185	52,185
Aerospace and marine	18,288	18,287	26,743	24,726
Surety and other specialty	7,984	7,674	6,378	6,387

Total	$311,417	$297,754	$277,174	$268,252

	Six Months Ended June 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$315,404	$292,583	$284,496	$270,460
Casualty	180,571	179,332	161,971	161,171
Property	160,772	160,779	122,272	122,272
Aerospace and marine	43,917	43,880	47,581	45,565
Surety and other specialty	37,055	36,455	35,381	35,360

Total	$737,719	$713,029	$651,701	$634,828

The movements in net premiums written in the Reinsurance segment for the second quarter and six months ended June 30, 2012 compared to the same periods in 2011 were primarily due to the following factors:

•	Increased catastrophe premiums as a result of improved pricing during the mid-year renewals in both the Asian and U.S. markets;

•

Growth in the property line as a result of new premiums and growth in renewal premiums written by the Company’s Zurich branch together with improved pricing on renewals across the Company’s other property businesses; and

•	Higher casualty premiums due to an increased participation in a large contract, growth in positive premium adjustments and the transition of a significant renewal to the second quarter.

Net premiums earned by the Company in the Reinsurance segment for the three and six months ended June 30, 2012 increased compared to the same period in 2011 due to the growth in gross premiums written in more recent periods.

Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and six months ended June 30, 2012 decreased compared to the same periods in 2011 as a result of lower catastrophe losses incurred in the period. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $14.4 million and $36.9 million in the quarter and six months ended June 30, 2012 in relation to Kentucky and other Midwest windstorms and an Italian earthquake. The net losses from these events added 5.8 and 7.8 percentage points to the Reinsurance segment’s net loss ratio for the second quarter and six months ended June 30, 2012, respectively. During the second quarter and six months ended June 30, 2011, the Company incurred losses of $61.8 million and $250.8 million related to the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest which when accumulated triggered certain aggregate catastrophe contracts. The net losses from those events added 27.1 and 55.8 percentage points to the Reinsurance segment’s net loss ratio for the second quarter and six months ended June 30, 2011, respectively.

The Company recorded $5.9 million and $15.0 million of favorable prior year loss reserve development in the three and six months ended June 30, 2012 compared to $21.6 million and $35.7 million in the three and six months ended June 30, 2011. During the three and six months ended June 30, 2012, the majority of the favorable loss reserve development emanated from the short tail lines of business, in particular the catastrophe line, as claims emergence in these lines was less than originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and six months ended June 30, 2012 were comparable to those of the same periods in 2011.

General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and six months ended June 30, 2012 reduced slightly compared to those in the same periods in 2011 due to modest growth in net premiums earned and lower annual incentive expense.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2012, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $531.4 million (December 31, 2011 – $605.6 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and ARMtech is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2011, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2012 without the prior approval of the applicable insurance regulator. At June 30, 2012, ARMtech (with notice to the Texas Department of Insurance) could pay dividends of $3.9 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At June 30, 2012, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, Other Investments, cash and cash equivalents and pending securities transactions, as of June 30, 2012 totaled $6.4 billion, which is consistent with the aggregate invested assets of $6.3 billion as of December 31, 2011.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $200.5 million at June 30, 2012, compared to $239.8 million at December 31, 2011. On July 13, 2012, Moody’s downgraded the sovereign rating of Italy from “A3” to “Baa2”. If this downgrade was in effect at June 30, 2012, the total fair value of securities having a “BBB” rating would have declined by $2.5 million, while securities having a “Below BBB” rating would have increased by the same amount. The Company does not have any direct exposure to sovereign debt issued by Ireland, Greece or Portugal.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments whose currency is the Euro or whose sovereign debt rating is below AAA through a hedge fund with a primary focus on European indebtedness, principally focused on benefitting from the declining value of European sovereign indebtedness. At June 30, 2012, the fair value of the Company’s investment in the hedge fund was in excess of the invested amount.

Cash Flows

	Six Months Ended June 30,
	2012	2011
	(U.S. dollars in thousands)
Net cash provided by operating activities	$70,295	$288,252
Net cash used in investing activities	(70,197)	(35,154)
Net cash used in financing activities	(46,447)	(120,788)
Effect of exchange rate changes on cash and cash equivalents	(2,385)	8,682

Net (decrease) increase in cash and cash equivalents	(48,734)	140,992
Cash and cash equivalents, beginning of period	890,914	609,852

Cash and cash equivalents, end of period	$842,180	$750,844

In the six months to June 30, 2012, the Company’s cash and cash equivalents decreased $48.7 million to $842.2 million. In the six months to June 30, 2011, cash and cash equivalents increased by $141.0 million to $750.8 million.

Cash flows provided by operating activities for the six months ended June 30, 2012 were $70.3 million compared to cash flows provided by operating activities of $288.3 million for the six months ended June 30, 2011. The decrease in cash flows provided by operating activities during 2012 was primarily due to higher claim payments and decreased premium collections, offset by an increase in net income.

During the six months ended June 30, 2012, cash flows used in investing activities were $70.2 million, compared to cash flows used in investing activities of $35.2 million for the same period in 2011. The Company actively manages it investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The cash flows used in investing activities in 2012 principally reflected $44.0 million in net purchases within our investment portfolio, while 2011 reflected net proceeds of $0.6 million from the sale and maturity of investments.

Our cash flows used in financing activities for the six months ended June 30, 2012 were $46.4 million, compared to cash flows used in financing activities of $120.8 million for the same period in 2011. The cash flows used in financing activities in 2011 was higher than in 2012 principally due to the repurchases of common shares in 2011, offset by the issuance of Series B, non-cumulative preferred shares.

During the six months ended 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015. During the six months ended June 30, 2011, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of the Company. The aggregate repurchase price for the shares and the options was $321.5 million. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase did not impact the disclosed dividend payment capacity of Endurance Bermuda as of December 31, 2011.

As of June 30, 2012 and December 31, 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $248.6 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2012 and December 31, 2011, the Company had also pledged $340.5 million and $517.2 million of its cash and fixed maturity investments to meet collateral obligations for $297.9 million and $447.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2012 and December 31, 2011, cash and fixed maturity investments with fair values of $373.5 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of $1.3 million and $7.6 million were on deposit with Canadian regulators, respectively.

Credit Facility. On April 19, 2012 the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of June 30, 2012, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $297.9 million.

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

For letters of credit issued on a collateralized basis under the Tranche 1 Facility, the Company is required to pay a fee of 0.45% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis under the Tranche 2 Facility, the Company is required to pay a fee ranging from 1.125% to 1.750% over LIBOR on the daily stated amount of such letters of credit based upon the Company’s debt ratings as issued by Moody’s or Standard & Poor’s. The interest rate for revolving loans under the Tranche 2 Facility is (a) the highest of (i) 0.5% in excess of the federal funds effective rate, (ii) the prime rate as announced by JP Morgan and (iii) the Eurodollar rate applicable for an interest period of one month plus 1%, plus a margin ranging from 0.125% to 0.750% depending upon the type of loan and the Company’s ratings as issued by Moody’s and Standard & Poor’s or (b) LIBOR plus a margin ranging from 1.125% to 1.750%. In addition, the Credit Facility required the Company to pay to the lenders a commitment fee.

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

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2012, absent the occurrence of additional significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, or arrange for additional financing. However, there can be no assurance that the Company will be successful in executing these strategies.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2011 Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Information about Market Risk” included in the Company’s 2011 Form 10-K.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
April 1, 2012 – April 30, 2012	—	$—	—	7,000,000
May 1, 2012 – May 31, 2012	—	$—	—	7,000,000
June 1, 2012 – June 30, 2012	—	$—	—	7,000,000

Total	—	$—	—	7,000,000

(1)	Ordinary shares or share equivalents.
(2)	At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superseding all previous authorizations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Credit Agreement, dated as of April 19, 2012. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2012.

10.2	Pledge and Security Agreement, dated as of April 19, 2012. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 20, 2012.

10.3	Account Control Agreement, dated as of April 19, 2012. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 20, 2012.

10.4	Severance Agreement and General Release, dated May 2, 2012. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2012.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2012 (unaudited) and December 31, 2011; (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2012 and 2011.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: August 7, 2012	By:	/s/ David Cash
David Cash
Chief Executive Officer

Date: August 7, 2012	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)