Form 10-Q
period 2012-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2012-11-07
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended September 30, 2012, or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of November 1, 2012
Ordinary Shares - $1.00 par value	43,286,394

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	2
Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011	3
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2012 and 2011	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	64

Item 4. Controls and Procedures	64

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	65

Item 1A. Risk Factors	65

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3. Defaults Upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	66

Item 6. Exhibits	66

SIGNATURES	67

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars, except share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,862,600 and $4,700,989 at September 30, 2012 and December 31, 2011, respectively)	$5,052,963	$4,831,966
Short-term investments, available for sale at fair value (amortized cost: $62,701 and $67,803 at September 30, 2012 and December 31, 2011, respectively)	62,713	67,802
Equity securities, available for sale at fair value (cost: $73,783 and $56,381 at September 30, 2012 and December 31, 2011, respectively)	83,085	59,767
Other investments	478,911	432,658

Total investments	5,677,672	5,392,193
Cash and cash equivalents	895,776	890,914
Premiums receivable, net	1,136,130	544,017
Insurance and reinsurance balances receivable	112,926	92,710
Deferred acquisition costs	215,811	166,049
Prepaid reinsurance premiums	228,854	149,670
Losses recoverable	1,076,647	666,928
Accrued investment income	23,937	29,708
Goodwill and intangible assets	174,309	181,828
Deferred tax asset	36,092	33,355
Net receivable on sales of investments	76,907	77,821
Other assets	99,294	67,422

Total assets	$9,754,355	$8,292,615

LIABILITIES
Reserve for losses and loss expenses	$4,509,442	$3,824,224
Reserve for unearned premiums	1,370,491	932,108
Deposit liabilities	23,557	26,887
Reinsurance balances payable	256,674	189,488
Debt	527,341	528,118
Net payable on purchases of investments	102,874	55,243
Other liabilities	153,102	125,382

Total liabilities	6,943,481	5,681,450

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2011 - $430,000)	17,200	17,200
Common shares
Ordinary – 43,294,300 issued and outstanding (2011 – 43,086,834)	43,294	43,087
Additional paid-in capital	533,284	526,910
Accumulated other comprehensive income	193,239	130,392
Retained earnings	2,023,857	1,893,576

Total shareholders’ equity	2,810,874	2,611,165

Total liabilities and shareholders’ equity	$9,754,355	$8,292,615

See accompanying notes to unaudited condensed consolidated financial statements

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenues
Gross premiums written	$621,255	$700,866	$2,286,980	$2,204,148
Ceded premiums written	(107,175)	(149,539)	(445,431)	(412,191)

Net premiums written	514,080	551,327	1,841,549	1,791,957
Change in unearned premiums	37,792	10,166	(358,702)	(361,053)

Net premiums earned	551,872	561,493	1,482,847	1,430,904
Net investment income	45,882	14,100	134,723	106,443
Net realized and unrealized investment gains	10,097	1,033	30,258	26,340
Total other-than-temporary impairment losses	(126)	(168)	(274)	(1,908)
Portion of loss recognized in other comprehensive income	(5)	(72)	(483)	(911)

Net impairment losses recognized in earnings (losses)	(131)	(240)	(757)	(2,819)
Other underwriting loss	(1,347)	(2,141)	(1,663)	(2,122)

Total revenues	606,373	574,245	1,645,408	1,558,746

Expenses
Net losses and loss expenses	407,523	456,691	1,016,187	1,220,514
Acquisition expenses	88,782	72,249	229,399	205,754
General and administrative expenses	52,715	58,574	181,365	190,421
Amortization of intangibles	2,434	2,976	7,988	8,800
Net foreign exchange losses (gains)	3,774	(4,085)	(14,699)	(7,655)
Interest expense	9,041	9,055	27,132	27,166

Total expenses	564,269	595,460	1,447,372	1,645,000

Income (loss) before income taxes	42,104	(21,215)	198,036	(86,254)
Income tax (expense) benefit	(1,986)	1,197	(2,893)	19,896

Net income (loss)	40,118	(20,018)	195,143	(66,358)
Preferred dividends	(8,188)	(8,188)	(24,564)	(15,938)

Net income (loss) available (attributable) to common and participating common shareholders	$31,930	$(28,206)	$170,579	$(82,296)

Comprehensive income (loss)
Net income (loss)	$40,118	$(20,018)	$195,143	$(66,358)
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of applicable deferred income taxes of ($1,576) and ($6,856) for the nine months ended September 30, 2012 and 2011, respectively)	47,909	9,466	89,003	35,640
Portion of other-than-temporary impairment losses recognized in other comprehensive income (net of applicable deferred taxes of $16 and $69 for the nine months ended September 30, 2012 and 2011, respectively)	5	72	467	842
Foreign currency translation adjustments	4,675	(5,423)	2,075	(1,956)
Reclassification adjustment for net realized gains included in net income (loss)	(9,624)	(1,273)	(28,764)	(29,159)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income (loss)	22	22	66	66

Other comprehensive income	42,987	2,864	62,847	5,433

Comprehensive income (loss)	$83,105	$(17,154)	$257,990	$(60,925)

Per share data
Basic earnings (losses) per common share	$0.74	$(0.71)	$3.94	$(2.07)

Diluted earnings (losses) per common share	$0.74	$(0.71)	$3.94	$(2.07)

Dividend per common share	$0.31	$0.30	$0.93	$0.90

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Preferred shares
Balance, beginning of period	$17,200	$8,000
Issuance of series B, non-cumulative preferred shares	—	9,200

Balance, beginning and end of period	17,200	17,200

Common shares
Balance, beginning of period	43,087	47,218
Issuance of common shares, net of forfeitures	207	790
Repurchase of common shares	—	(7,491)

Balance, end of period	43,294	40,517

Additional paid-in capital
Balance, beginning of period	526,910	613,915
Issuance of common shares, net of forfeitures	1,182	12,465
Issuance of series B, non-cumulative preferred shares	—	214,822
Repurchase of common shares and share equivalents	—	(333,313)
Public offering and registration costs	—	(656)
Settlement of equity awards	(3,234)	(6,074)
Stock-based compensation expense	8,426	11,164

Balance, end of period	533,284	512,323

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	9,609	10,877
Foreign currency translation adjustments	2,075	(1,956)

Balance, end of period	11,684	8,921

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	122,815	109,656
Net unrealized holding gains arising during the period, net of reclassification adjustment	60,239	6,481
Other-than-temporary impairment losses during the period	467	842

Balance, end of period	183,521	116,979

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(2,032)	(2,120)
Net change from current period hedging transactions, net of reclassification adjustment	66	66

Balance, end of period	(1,966)	(2,054)

Total accumulated other comprehensive income	193,239	123,846

Retained earnings
Balance, beginning of period	1,893,576	2,060,607
Net income (loss)	195,143	(66,358)
Dividends on preferred shares	(24,564)	(15,938)
Dividends on common shares	(40,298)	(36,247)

Balance, end of period	2,023,857	1,942,064

Total shareholders’ equity	$2,810,874	$2,635,950

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows provided by operating activities
Net income (loss)	$195,143	$(66,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	16,512	12,470
Amortization of other intangibles and depreciation	17,609	17,095
Net realized and unrealized investment gains	(30,258)	(26,340)
Net impairment losses recognized in earnings (losses)	757	2,819
Deferred taxes	(6,151)	(16,280)
Stock-based compensation expense	8,426	11,164
Equity in earnings of other investments	(38,101)	7,583
Premiums and insurance and reinsurance balances receivable, net	(612,329)	(364,846)
Deferred acquisition costs	(49,762)	(48,971)
Prepaid reinsurance premiums	(79,184)	(96,984)
Losses recoverable	(409,719)	(159,783)
Accrued investment income	5,771	2,083
Other assets	(2,668)	(6,035)
Reserve for losses and loss expenses	685,218	590,610
Reserve for unearned premiums	438,383	457,710
Deposit liabilities	(3,330)	(3,645)
Reinsurance balances payable	67,186	15,377
Other liabilities	7,946	9,830

Net cash provided by operating activities	211,449	337,499

Cash flows used in investing activities
Proceeds from sales of available for sale investments	2,460,861	2,382,637
Proceeds from maturities and calls on available for sale investments	654,976	657,051
Proceeds from the redemption of other investments	78,043	13,877
Purchases of available for sale investments	(3,224,163)	(3,164,298)
Purchases of other investments	(86,195)	(31,593)
Net settlements of other assets	(18,208)	(448)
Purchases of fixed assets	(10,446)	(7,920)
Change in securities lending collateral received	—	59,886
Net cash paid for subsidiary acquisition	(1,468)	(3,173)

Net cash flows used in investing activities	(146,600)	(93,981)

Cash flows used in financing activities
Issuance of common shares, net of forfeitures	1,262	13,096
Issuance of series B, non-cumulative preferred shares	—	224,022
Repurchase of common shares	—	(344,272)
Change in securities lending payable	—	(59,886)
Settlement of equity awards	(3,234)	(6,074)
Offering and registration costs paid	—	(586)
Proceeds from issuance of debt	812	718
Repayments and repurchases of debt	(1,806)	(597)
Dividends on preferred shares	(24,564)	(15,938)
Dividends on common shares	(40,298)	(36,247)

Net cash flows used in financing activities	(67,828)	(225,764)

Effect of exchange rate changes on cash and cash equivalents	7,841	(3,662)

Net increase in cash and cash equivalents	4,862	14,092
Cash and cash equivalents, beginning of period	890,914	609,852

Cash and cash equivalents, end of period	$895,776	$623,944

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Available for sale investments	$33,946	$39,841	$105,606	$123,916
Other investments	15,050	(22,522)	38,101	(7,583)
Cash and cash equivalents	289	205	978	639

	$49,285	$17,524	$144,685	$116,972
Investment expenses	(3,403)	(3,424)	(9,962)	(10,529)

Net investment income	$45,882	$14,100	$134,723	$106,443

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition of the investment portfolio by investment type at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$5,052,963	77.1%	$4,831,966	76.6%
Cash and cash equivalents(1)	869,809	13.3%	913,492	14.5%
Other investments(2)	478,911	7.3%	432,658	6.9%
Short-term investments	62,713	1.0%	67,802	1.1%
Equity securities	83,085	1.3%	59,767	0.9%

Total	$6,547,481	100.0%	$6,305,685	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at September 30, 2012 and December 31, 2011. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	September 30, 2012		December 31, 2011
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$1,305,526	25.5%	$1,269,123	25.9%
AAA / Aaa	1,119,525	21.9%	941,500	19.2%
AA / Aa	1,671,353	32.6%	1,665,593	34.0%
A / A	757,143	14.8%	776,251	15.8%
BBB	137,062	2.7%	130,864	2.7%
Below BBB	122,876	2.4%	114,716	2.3%
Not rated	2,191	0.1%	1,721	0.1%

Total	$5,115,676	100.0%	$4,899,768	100.0%

(1)	The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings is used.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of September 30, 2012 and December 31, 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$364,721	$366,555	$517,156	$520,755
Due after one year through five years	1,789,082	1,842,841	1,732,335	1,773,553
Due after five years through ten years	657,204	694,565	584,107	612,052
Due after ten years	54,680	61,825	45,837	50,803
Residential mortgage-backed securities
Agency mortgage-backed securities	938,456	977,482	933,479	965,019
Non-agency mortgage-backed securities	82,384	83,208	119,599	114,662
Commercial mortgage-backed securities
Agency mortgage-backed securities	34,678	35,645	28,257	28,807
Non-agency mortgage-backed securities	555,826	598,500	491,810	518,483
Asset-backed securities	448,270	455,055	316,212	315,634

Total	$4,925,301	$5,115,676	$4,768,792	$4,899,768

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private equity funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “Other Investments.” At September 30, 2012 and December 31, 2011, the Company had invested, net of capital returned, a total of $366.9 million and $336.3 million, respectively, in Other Investments. At September 30, 2012 and December 31, 2011, the carrying value of Other Investments was $478.9 million and $432.7 million, respectively. Certain of Other Investments are subject to redemption restriction provisions (see Note 9).

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized investment gains for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross realized gains on investment sales	$11,976	$6,904	$34,837	$40,563
Gross realized losses on investment sales	(2,222)	(5,735)	(5,391)	(13,928)
Change in fair value of derivative financial instruments(1)	343	(136)	812	(295)

Net realized and unrealized investment gains	$10,097	$1,033	$30,258	$26,340

(1)	For additional information on the Company’s derivative financial instruments, see Note 6

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at September 30, 2012 and December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
September 30, 2012	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$1,263,496	$42,218	$(188)	$1,305,526	$—
U.S. state and municipal securities	52,788	1,304	(31)	54,061	—
Foreign government securities	115,140	3,772	(31)	118,881	—
Government guaranteed corporate securities	219,424	3,908	(11)	223,321	—
Corporate securities	1,152,138	49,599	(453)	1,201,284	—
Residential mortgage-backed securities
Agency mortgage-backed securities	938,456	39,028	(2)	977,482	—
Non-agency mortgage-backed securities	82,384	2,016	(1,192)	83,208	(6,154)
Commercial mortgage-backed securities
Agency mortgage-backed securities	34,678	982	(15)	35,645	—
Non-agency mortgage-backed securities(1)	555,826	44,148	(1,474)	598,500	(70)
Asset-backed securities	448,270	7,333	(548)	455,055	—

Total fixed maturity investments	$4,862,600	$194,308	$(3,945)	$5,052,963	$(6,224)
Short-term investments	62,701	12	—	62,713	—

Total fixed income investments	$4,925,301	$194,320	$(3,945)	$5,115,676	$(6,224)

Equity securities	$73,783	$9,647	$(345)	$83,085	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $26.1 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2012, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.7 million.

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

The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2012	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(188)	$53,163	$—	$—	$(188)	$53,163
U.S. state and municipal securities	(31)	6,965	—	—	(31)	6,965
Foreign government securities	(6)	3,546	(25)	4,819	(31)	8,365
Government guaranteed corporate securities	—	—	(11)	2,411	(11)	2,411
Corporate securities	(331)	44,974	(122)	4,815	(453)	49,789
Residential mortgage-backed securities
Agency mortgage-backed securities	(2)	5,513	—	—	(2)	5,513
Non-agency mortgage-backed securities	(316)	21,233	(876)	20,356	(1,192)	41,589
Commercial mortgage-backed securities
Agency mortgage-backed securities	(15)	5,118	—	—	(15)	5,118
Non-agency mortgage-backed securities	(269)	20,410	(1,205)	13,179	(1,474)	33,589
Asset-backed securities	(111)	23,156	(437)	9,265	(548)	32,421

Total fixed maturity investments	$(1,269)	$184,078	$(2,676)	$54,845	$(3,945)	$238,923
Short-term investments	—	—	—	—	—	—

Total fixed income investments	$(1,269)	$184,078	$(2,676)	$54,845	$(3,945)	$238,923

Equity securities	$(345)	$7,217	$—	$—	$(345)	$7,217

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at September 30, 2012.

As of September 30, 2012, 228 available for sale securities were in an unrealized loss position aggregating $4.3 million. Of those, 76 securities with aggregated unrealized losses of $2.7 million at September 30, 2012 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2011	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(86)	$23,488	$—	$—	$(86)	$23,488
U.S. state and municipal securities	(19)	6,146	—	—	(19)	6,146
Foreign government securities	(114)	12,565	(70)	4,592	(184)	17,157
Government guaranteed corporate securities	(70)	25,157	(83)	8,232	(153)	33,389
Corporate securities	(9,949)	233,894	(159)	5,784	(10,108)	239,678
Residential mortgage-backed securities
Agency mortgage-backed securities	(272)	52,240	(72)	32,320	(344)	84,560
Non-agency mortgage-backed securities	(462)	24,839	(5,841)	60,850	(6,303)	85,689
Commercial mortgage-backed securities
Agency mortgage-backed securities	(2)	138	—	—	(2)	138
Non-agency mortgage- backed securities	(2,379)	45,018	(689)	10,624	(3,068)	55,642
Asset-backed securities	(2,361)	165,455	(553)	10,235	(2,914)	175,690

Total fixed maturity investments	$(15,714)	$588,940	$(7,467)	$132,637	$(23,181)	$721,577
Short-term investments	(5)	6,740	—	—	(5)	6,740

Total fixed income investments	$(15,719)	$595,680	$(7,467)	$132,637	$(23,186)	$728,317

Equity securities	$(707)	$10,993	$(69)	$776	$(776)	$11,769

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2011.

As of December 31, 2011, 556 available for sale securities were in an unrealized loss position aggregating $24.0 million. Of those, 94 securities with aggregated unrealized losses of $7.5 million had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total other-than-temporary impairment losses	$(126)	$(168)	$(274)	$(1,908)
Portion of loss recognized in other comprehensive income	(5)	(72)	(483)	(911)

Net impairment losses recognized in earnings (losses)	$(131)	$(240)	$(757)	$(2,819)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.1 million (2011: $0.2 million) of OTTI losses recognized by the Company in the third quarter of 2012, the majority of it was related to reductions in expected recovery values on mortgage-backed securities during the period. At September 30, 2012, the Company did not have the intent to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings (losses) for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2012:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$(2,268)	$(10,138)	$(2,225)	$(10,214)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	(3)	(12)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	(5)	(72)	(503)	(1,161)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	216	7,905	674	9,082

Ending balance	$(2,057)	$(2,305)	$(2,057)	$(2,305)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in Other Investments in alternative and specialty funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of September 30, 2012. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

•

Common equity securities – The Company invests in equity securities through an equity investment manager and exchange traded funds. These funds and underlying securities are generally priced by pricing services based on quoted market prices in active markets. The Company generally classifies the fair values of its common equity securities in Level 1.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments, and other financial instruments not described above approximated their fair values at September 30, 2012.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, Other Investments, derivative instruments and debt categorized by the level within the hierarchy in which the fair value measurements fall at September 30, 2012:

	Fair Value Measurements at September 30, 2012
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
	Total at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$1,305,526	$41,796	$1,263,730	$—
U.S. state and municipal securities	54,061	—	54,061	—
Foreign government securities	118,881	—	118,881	—
Government guaranteed corporate securities	223,321	—	223,321	—
Corporate securities	1,201,284	—	1,201,284	—
Residential mortgage-backed securities
Agency mortgage-backed securities	977,482	—	977,482	—
Non-agency mortgage-backed securities	83,208	—	82,683	525
Commercial mortgage-backed securities
Agency mortgage-backed securities	35,645	—	35,645	—
Non-agency mortgage-backed securities	598,500	—	589,799	8,701
Asset-backed securities	455,055	—	450,464	4,591

Total fixed maturity investments	$5,052,963	$41,796	$4,997,350	$13,817
Short-term investments	62,713	—	62,713	—
Equity securities	83,085	63,239	19,846	—
Other investments	478,911	—	—	478,911
Other assets (see Note 6)	24,946	—	24,946	—

Total assets	$5,702,618	$105,035	$5,104,855	$492,728

Liabilities
Other liabilities (see Note 6)	$8,848	$—	$8,848	$—
Debt	582,280	—	582,280	—

Total liabilities	$591,128	$—	$591,128	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

During the nine months ended September 30, 2012, there were no transfers in or out of Level 1; however the Company purchased current issue U.S. government securities and exchange traded equity securities, which are classified as Level 1.

During the nine months ended September 30, 2012, there were net transfers out of Level 3 to Level 2 of $0.7 million, excluding Other Investments. In addition, the Company purchased commercial mortgage-backed securities and asset-backed securities, which are classified as Level 3 securities, as no observable price was available. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.

During the nine months ended September 30, 2012, the Company included its Other Investments within the fair value hierarchy as required by ASU 2011-04, which the Company adopted on January 1, 2012. These securities are generally priced on NAV received from the fund managers or administrators. As this valuation technique incorporates both observable and significant unobservable inputs, these investments are generally classified as Level 3.

During the nine months ended September 30, 2012, the Company included its Senior Notes within the fair value hierarchy as required by ASU 2011-04, which the Company adopted on January 1, 2012. The fair value of the Senior Notes is obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. As the spreads and the yields for the risk-free yield curve are observable market inputs, the fair value of the Senior Notes are classified in Level 2.

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

Level 3 assets represented 8.64% and 0.21% of the Company’s total available for sale investments, Other Investments and derivative instruments at September 30, 2012 and December 31, 2011, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities and investments in alternative and specialty funds. The Company utilizes pricing from various pricing sources for all of its securities classified within Level 3, and makes no adjustments to the pricing obtained. The NAV used to fair value the Company’s Other Investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds.

Impairment losses on Level 3 securities of $0.1 million were recognized in earnings for the three and nine months ended September 30, 2012. Impairment losses of $25,000 and $0.2 million were recognized in earnings for the three and nine months ended September 30, 2011, respectively, representing realized losses due to OTTI.

There were no material changes in the Company’s valuation techniques for the nine months ended September 30, 2012.

The following tables present a reconciliation of the beginning and ending balances for all available for sale investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Level 3, beginning of period	$488,679	$28,466	$10,394	$9,639
Total net realized gains included in earnings (losses)	15,094	22	15,104	33
Total net realized and unrealized losses included in earnings (losses)	—	(25)	(87)	(495)
Change in unrealized gains included in other comprehensive income	570	571	1,732	2,067
Change in unrealized losses included in other comprehensive income	(14)	(2,036)	(243)	(2,207)
Purchases	37,321	—	84,481	—
Sales	(53,855)	(1,165)	(55,581)	(3,105)
Transfers in to Level 3(1)	5,695	266	440,199	36,931
Transfers out of Level 3	(762)	(17,582)	(3,271)	(34,346)

Level 3, end of period	$492,728	$8,517	$492,728	$8,517

(1)	Included in this balance for the nine months ended September 30, 2012 is the fair value of the Other Investments, which was added to Level 3 as required by ASU 2011-04, effective January 1, 2012.

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

The following table sets forth the computation of basic and diluted earnings (losses) per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) available (attributable) to common and participating common shareholders	$31,930	$(28,206)	$170,579	$(82,296)
Less amount allocated to participating common shareholders(1)	(494)	(224)	(2,828)	(740)

Net income (loss) allocated (attributed) to common shareholders	$31,436	$(28,430)	$167,751	$(83,036)

Denominator:
Weighted average shares – basic	42,628,248	39,764,756	42,555,617	40,071,340

Share equivalents:
Options	28,880	—	36,130	—
Restricted share units	778	—	2,546	—

Weighted average shares – diluted	42,657,906	39,764,756	42,594,293	40,071,340

Basic earnings (losses) per common share	$0.74	$(0.71)	$3.94	$(2.07)

Diluted earnings (losses) per common share	$0.74	$(0.71)	$3.94	$(2.07)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share cont’d.

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on August 9, 2012 (2011—Series A: $0.484375, Series B: $0.46875). The Series A and Series B preferred share dividends were paid on September 14, 2012 to shareholders of record on August 31, 2012. Endurance Holdings also declared a dividend of $0.31 per common share on August 9, 2012 (2011—$0.30). The dividend was paid on September 28, 2012 to shareholders of record on September 14, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividends declared per Series A preferred share	$0.484375	$0.484375	$1.453125	$1.453125

Dividends declared per Series B preferred share	$0.468750	$0.468750	$1.406250	$0.468750

Dividends declared per common share	$0.31	$0.30	$0.93	$0.90

6.	Derivatives

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

Credit Default Swaps—to manage market exposures. The Company may assume or economically hedge credit risk through credit default swaps to replicate or hedge investment positions. The original term of these credit default swaps is generally five years or less.

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

6.	Derivatives, cont’d.

The fair values and the related notional values of derivatives at September 30, 2012 and December 31, 2011 are noted below.

	September 30, 2012		December 31, 2011
		Notional		Notional
	Fair	Principal	Fair	Principal
	Value	Amount	Value	Amount
Foreign exchange forward contracts	$77	$1,778	$216	$8,412
Credit default swaps	8	350	15	850
Interest rate swaps	8	2,000	223	3,000
Interest rate swaptions	68	1,600	36	1,100
Interest rate futures	—	—	23	200,000
TBAs	24,785	23,000	—	—

Total recorded in other assets	$24,946		$513

Foreign exchange forward contracts	$144	$5,569	$199	$8,216
Credit default swaps	—	—	71	1,800
Interest rate swaps	—	—	594	2,000
Interest rate swaptions	143	14,500	27	5,500
TBAs	8,561	8,000	—	—

Total recorded in other liabilities	$8,848		$891

Net derivative asset (liability)	$16,098		$(378)

The fair values of all derivatives at September 30, 2012 were recorded in other assets or other liabilities in the Company’s Condensed Consolidated Balance Sheets. None of the above derivatives have been designated as hedges under current accounting guidance.

The gains and losses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for derivatives for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total (losses) gains included in net foreign exchange losses (gains) from foreign exchange forward contracts	$(10)	$204	$141	$(162)

Futures contracts	$—	$572	$87	$822
Credit default swaps	3	(106)	46	(100)
Interest rate swaps	29	(620)	(14)	(1,054)
Interest rate swaptions	(16)	18	31	37
TBAs	327	—	662	—

Total gains (losses) included in net realized and unrealized investment gains	$343	$(136)	$812	$(295)

Total losses included in other underwriting (loss) income from commodity put options	$(1,384)	$(2,875)	$(2,684)	$(2,875)

Total losses from derivatives	$(1,051)	$(2,807)	$(1,731)	$(3,332)

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

No options were granted, expired or vested during the quarters ended September 30, 2012 and 2011. The total intrinsic value of options exercised during the quarter ended September 30, 2012 was $64,000 (2011—$32,000). The Company received proceeds of $63,000 (2011—$39,000) from the exercise of options during the quarter ended September 30, 2012. The Company issued new ordinary shares in connection with the exercise of the above options.

No options were granted, expired or vested during the nine months ended September 30, 2012 and 2011. The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $0.7 million (2011—$21.6 million). The Company received proceeds of $0.5 million (2011—$12.2 million) from the exercise of options during the nine months ended September 30, 2012. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at September 30, 2012 and 2011.

During the quarter ended September 30, 2012, the Company granted an aggregate of 6,790 (2011 – 430) restricted shares and restricted share units with weighted average grant date fair values of $0.2 million (2011—$15,000). During the quarter ended September 30, 2012, the aggregate fair value of restricted shares and restricted share units that vested was $0.2 million (2011—$0.4 million). For the quarter ended September 30, 2012, compensation costs recognized in earnings for all restricted shares and restricted share units were $1.9 million (2011—$3.0 million). At September 30, 2012, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $10.2 million (2011—$13.0 million).

During the nine months ended September 30, 2012, the Company granted an aggregate of 407,358 (2011 – 305,422) restricted shares and restricted share units with weighted average grant date fair values of $15.6 million (2011—$14.8 million). During the nine months ended September 30, 2012, the aggregate fair value of restricted shares and restricted share units that vested was $11.7 million (2011—$14.4 million). For the nine months ended September 30, 2012, compensation costs recognized in earnings for all restricted shares and restricted share units were $9.7 million (2011—$11.2 million).

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended September 30, 2012, total expenses related to the Company’s Employee Share Purchase Plan were approximately $39,000 (2011—$52,000) and $127,000 (2011—$159,000) for the nine months ended September 30, 2012.

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$324,808	$296,447	$621,255
Ceded premiums written	(103,543)	(3,632)	(107,175)

Net premiums written	221,265	292,815	514,080

Net premiums earned	283,273	268,599	551,872
Other underwriting (loss) income	(1,384)	37	(1,347)

	281,889	268,636	550,525

Expenses
Net losses and loss expenses	288,750	118,773	407,523
Acquisition expenses	24,506	64,276	88,782
General and administrative expenses	29,409	23,306	52,715

	342,665	206,355	549,020

Underwriting (loss) income	$(60,776)	$62,281	$1,505

Net loss ratio	101.9%	44.2%	73.8%
Acquisition expense ratio	8.7%	23.9%	16.1%
General and administrative expense ratio	10.4%	8.7%	9.6%

Combined ratio	121.0%	76.8%	99.5%

Reserve for losses and loss expenses	$2,635,086	$1,874,356	$4,509,442

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$450,451	$250,415	$700,866
Ceded premiums written	(147,241)	(2,298)	(149,539)

Net premiums written	303,210	248,117	551,327

Net premiums earned	318,602	242,891	561,493
Other underwriting (loss) income	(2,875)	734	(2,141)

	315,727	243,625	559,352

Expenses
Net losses and loss expenses	260,206	196,485	456,691
Acquisition expenses	18,738	53,511	72,249
General and administrative expenses	29,328	29,246	58,574

	308,272	279,242	587,514

Underwriting income (loss)	$7,455	$(35,617)	$(28,162)

Net loss ratio	81.7%	81.0%	81.3%
Acquisition expense ratio	5.9%	22.0%	12.9%
General and administrative expense ratio	9.2%	12.0%	10.4%

Combined ratio	96.8%	115.0%	104.6%

Reserve for losses and loss expenses	$2,032,636	$1,877,901	$3,910,537

The following table reconciles total segment results to income (loss) before income taxes for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
Total underwriting income (loss)	$1,505	$(28,162)
Net investment income	45,882	14,100
Net foreign exchange (losses) gains	(3,774)	4,085
Net realized and unrealized investment gains	10,097	1,033
Net impairment losses recognized in earnings (losses)	(131)	(240)
Amortization of intangibles	(2,434)	(2,976)
Interest expense	(9,041)	(9,055)

Income (loss) before income taxes	$42,104	$(21,215)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended September 30, 2012 and 2011:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2012	2012	2011	2011
Insurance
Agriculture	$171,826	$106,180	$289,656	$185,017
Professional lines	43,209	34,804	39,559	30,812
Casualty	54,704	32,397	57,520	37,664
Property	18,900	13,595	30,049	17,681
Healthcare liability	34,076	32,196	33,652	32,021
Surety and other specialty	2,093	2,093	15	15

Total Insurance	324,808	221,265	450,451	303,210

Reinsurance
Catastrophe	38,871	36,484	46,275	43,868
Casualty	77,781	77,781	56,293	56,292
Property	157,742	157,742	129,203	129,203
Aerospace and marine	9,914	9,914	5,891	6,002
Surety and other specialty	12,139	10,894	12,753	12,752

Total Reinsurance	296,447	292,815	250,415	248,117

Total	$621,255	$514,080	$700,866	$551,327

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,252,814	$1,034,166	$2,286,980
Ceded premiums written	(417,109)	(28,322)	(445,431)

Net premiums written	835,705	1,005,844	1,841,549

Net premiums earned	710,988	771,859	1,482,847
Other underwriting (loss) income	(2,684)	1,021	(1,663)

	708,304	772,880	1,481,184

Expenses
Net losses and loss expenses	610,956	405,231	1,016,187
Acquisition expenses	58,265	171,134	229,399
General and administrative expenses	96,663	84,702	181,365

	765,884	661,067	1,426,951

Underwriting (loss) income	$(57,580)	$111,813	$54,233

Net loss ratio	85.9%	52.4%	68.5%
Acquisition expense ratio	8.2%	22.2%	15.5%
General and administrative expense ratio	13.6%	11.0%	12.2%

Combined ratio	107.7%	85.6%	96.2%

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

The following table reconciles total segment results to income (loss) before income taxes for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended
	September 30,
	2012	2011
Total underwriting income (loss)	$54,233	$(187,907)
Net investment income	134,723	106,443
Net foreign exchange gains	14,699	7,655
Net realized and unrealized investment gains	30,258	26,340
Net impairment losses recognized in earnings (losses)	(757)	(2,819)
Amortization of intangibles	(7,988)	(8,800)
Interest expense	(27,132)	(27,166)

Income (loss) before income taxes	$198,036	$(86,254)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2012 and 2011:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2012	2012	2011	2011
Insurance
Agriculture	$838,932	$528,349	$855,486	$577,538
Professional lines	130,573	107,841	124,209	99,560
Casualty	160,619	102,409	159,580	107,234
Property	46,926	26,418	90,643	56,262
Healthcare liability	70,651	65,575	72,243	68,542
Surety and other specialty	5,113	5,113	(129)	(124)

Total Insurance	1,252,814	835,705	1,302,032	909,012

Reinsurance
Catastrophe	354,275	329,067	330,771	314,328
Casualty	258,352	257,113	218,264	217,463
Property	318,514	318,521	251,475	251,475
Aerospace and marine	53,831	53,794	53,472	51,567
Surety and other specialty	49,194	47,349	48,134	48,112

Total Reinsurance	1,034,166	1,005,844	902,116	882,945

Total	$2,286,980	$1,841,549	$2,204,148	$1,791,957

9.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables at September 30, 2012 and December 31, 2011 amounted to $1,076.6 million and $666.9 million, respectively. At September 30, 2012, substantially all reinsurance recoverables were due from the U.S. government or from reinsurers rated A- or better by A.M. Best or Standard & Poor’s.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the nine months ended September 30, 2012 and 2011, respectively:

Broker	2012	2011
Aon Benfield	17.3%	18.2%
Marsh & McLennan Companies, Inc.	16.6%	15.9%
Willis Companies	15.8%	13.0%

Total of largest brokers	49.7%	47.1%

Letters of credit. As of September 30, 2012, the Company had issued letters of credit of $300.0 million (December 31, 2011 – $447.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Commitments and contingencies, cont’d.

Investment commitments. As of September 30, 2012 and December 31, 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $236.1 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2012 and December 31, 2011, the Company had also pledged $341.0 million and $517.2 million of its cash and fixed maturity investments as required to meet collateral obligations for $300.0 million and $447.3 million in letters of credit outstanding under its credit facility, respectively. In addition, as of September 30, 2012 and December 31, 2011, cash and fixed maturity investments with fair values of $350.5 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of nil and $7.6 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to Other Investments at September 30, 2012 and December 31, 2011. The Company is generally subject to redemption restriction provisions of between one to five years from the date of the original commitment and rolling redemption restrictions on a one or two year basis thereafter. Due to redemption restrictions, the Company is prohibited from requesting redemptions during 2012 of $222.1 million (December 31, 2011 – $83.6 million) of its Other Investments held at September 30, 2012. Certain of the Company’s investments in private equity funds cannot be redeemed until the liquidation of the underlying assets of the fund. It is estimated that the majority of the underlying assets of these funds would liquidate within the next two to thirteen years. In addition, as of September 30, 2012, the Company was committed to investing a further $18.5 million (December 31, 2011 – $18.1 million) in various investment funds classified as Other Investments.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2012 are as follows:

Twelve months ended September 30,	Amount
2013	$14,244
2014	11,397
2015	10,037
2016	8,052
2017	7,156
2018 and thereafter	36,253

$87,139

Total lease expense under operating leases for the nine months ended September 30, 2012 was $11.3 million (2011 – $9.2 million).

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

On October 29, 2012, Hurricane Sandy made landfall in the Northeastern United States. Preliminary information indicates that this storm has the potential to cause significant losses within the insurance industry generally. To date, reported claims as a result of this storm have been limited. Accordingly, while losses emanating from the storm cannot be accurately estimated at this time, the Company may need to establish appropriate loss reserves related to Hurricane Sandy in the fourth quarter of 2012, which may have a negative impact on its results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2012 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).

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

Overview

Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and has seven wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. (“Endurance Bermuda”), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited (“Endurance U.K.”), domiciled in England;

•	Endurance American Insurance Company (“Endurance American”), domiciled in Delaware;

•	Endurance American Specialty Insurance Company (“Endurance American Specialty”), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”), domiciled in Delaware; and

•	American Agri-Business Insurance Company (“American Agri-Business”), domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, “ARMtech”).

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

Consolidated Results of Operations – For the Three Months Ended September 30, 2012 and 2011

Results of operations for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$621,255	$700,866	(11.4)%
Ceded premiums written	(107,175)	(149,539)	(28.3)%

Net premiums written	514,080	551,327	(6.8)%

Net premiums earned	551,872	561,493	(1.7)%
Net investment income	45,882	14,100	225.4%
Net realized and unrealized investment gains	10,097	1,033	877.4%
Net impairment losses recognized in earnings (losses)	(131)	(240)	(45.4)%
Other underwriting loss	(1,347)	(2,141)	(37.1)%

Total revenues	606,373	574,245	5.6%

Expenses
Net losses and loss expenses	407,523	456,691	(10.8)%
Acquisition expenses	88,782	72,249	22.9%
General and administrative expenses	52,715	58,574	(10.0)%
Amortization of intangibles	2,434	2,976	(18.2)%
Net foreign exchange losses (gains)	3,774	(4,085)	NM (2)
Interest expense	9,041	9,055	(0.2)%
Income tax expense (benefit)	1,986	(1,197)	NM (2)

Net income (loss)	$40,118	$(20,018)	NM (2)

Net loss ratio	73.8%	81.3%	(7.5)
Acquisition expense ratio	16.1%	12.9%	3.2
General and administrative expense ratio	9.6%	10.4%	(0.8)

Combined ratio	99.5%	104.6%	(5.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended September 30, 2012 were $621.3 million, a decrease of $79.6 million, or 11.4%, compared to the same period in 2011. Net premiums written in the three months ended September 30, 2012 were $514.1 million, a decrease of $37.2 million, or 6.8%. The change in net premiums written was driven by the following factors:

•

Within the agriculture line of the Insurance segment, premiums declined due to a lack of positive premium adjustments in the current period while in the third quarter of 2011 significant positive premium adjustments were recorded as a result of the commodity price increases and greater acreage planted;

•	Growth in the property line of the Reinsurance segment resulting from increased renewal premiums and new business recorded across the Company’s businesses; and

•	Growth in the casualty line of the Reinsurance segment resulting from new business and a number of positive premium adjustments, offset by a modest amount of non-renewals.

The decline in ceded premiums written by the Company in the quarter ended September 30, 2012 as compared to the same period in 2011 was primarily driven by the decrease in gross premiums written in the agriculture insurance line that drove a corresponding reduction in cessions to the Federal Crop Insurance Corporation.

Net premiums earned for the three months ended September 30, 2012 were $551.9 million, a decrease of $9.6 million, or 1.7%, from the third quarter of 2011. The decrease in net premiums earned resulted from the decline in net written premiums recorded in the agriculture line in the current period, offset by growth in premiums recorded across other lines in more recent periods.

Net Investment Income

The Company’s net investment income of $45.9 million increased by 225.4% or $31.8 million for the quarter ended September 30, 2012 as compared to the same period in 2011. Net investment income during the third quarter of 2012 included net mark to market gains of $15.1 million on Other Investments, comprised of alternative funds and specialty funds, as compared to mark to market losses of $22.5 million in the third quarter of 2011. Investment income generated from the Company’s fixed income investments, which consist of fixed maturity investments and short-term investments, declined by $5.9 million for the three months ended September 30, 2012 compared to the same period in 2011. This decline resulted primarily from lower reinvestment rates over the past 12 months. Investment expenses, including investment management fees, for the three months ended September 30, 2012 were $3.4 million compared to $3.4 million for the same period in 2011.

The annualized net earned yield and total return of the investment portfolio for the three months ended September 30, 2012 and 2011 and the market yield and portfolio duration as of September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
Annualized net earned yield(1)	2.97%		0.90%
Total return on investment portfolio(2)	1.75%		0.37%
Market yield(3)	1.10%		1.91%
Portfolio duration(4)	2.52	years	2.48	years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes Other Investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the third quarter of 2012, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 28 basis point range, with a high of 0.82% and a low of 0.54%. Trading activity in the Company’s portfolio during the third quarter included reductions in agency residential mortgage-backed securities, foreign government bonds and corporate securities, and increased allocations to short-term investments, U.S. government and government agencies securities, government guaranteed corporate securities, non-agency commercial mortgage-backed securities, asset-backed securities and equity securities. The duration of the fixed income investments increased to 2.52 years at September 30, 2012 from 2.39 years at December 31, 2011.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2012 were $908.0 million compared to $566.0 million during the same period a year ago. Net realized investment gains increased during the three months ended September 30, 2012 compared to the same period in 2011. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$11,976	$6,904
Gross realized losses on investment sales	(2,222)	(5,735)
Change in fair value of derivative financial instruments	343	(136)

Net realized and unrealized investment gains	$10,097	$1,033

Net Impairment Losses Recognized in Earnings (Losses)

During the three months ended September 30, 2012, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at September 30, 2012. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2011 Form 10-K, to determine whether the securities in an unrealized loss position were other-than-temporarily impaired as a result of credit related factors or non-credit related factors. Net impairment losses recognized in earnings for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(126)	$(168)
Portion of loss recognized in other comprehensive income	(5)	(72)

Net impairment losses recognized in earnings (losses)	$(131)	$(240)

The $0.1 million and $0.2 million of other-than-temporary impairment (“OTTI”) losses recognized by the Company in the third quarters of 2012 and 2011, respectively, relating to specific credit events occurred primarily due to reductions in expected recovery values on residential mortgage-backed securities during the period.

The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at September 30, 2012 and 2011 and determined it did not need to recognize any OTTI losses in the three months ended September 30, 2012 and 2011.

Net Foreign Exchange Gains and Losses

For the three months ended September 30, 2012, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $3.8 million compared to a net foreign exchange gain of $4.1 million for the same period of 2011. This loss resulted from offsetting exposures across the Company as the U.S. dollar weakened against the major currencies in the period. In the prior year, the net foreign exchange gain resulted from the strengthening of the U.S. dollar against other major currencies which reduced foreign denominated net liabilities.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the three months ended September 30, 2012, the Company incurred lower levels of catastrophe losses compared to the prior year. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals of $13.2 million related primarily to Hurricane Isaac and unfavorable development on an earthquake in Italy which added 2.5 percentage points to the Company’s net loss ratio for the third quarter of 2012. For the three months ended September 30, 2011, Hurricane Irene, Danish floods, brushfires in Texas and multiple storms in the Midwest United States which, when accumulated, triggered certain aggregate catastrophe contracts, adversely affected the Company’s net loss ratio in the Reinsurance and Insurance segments. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $98.6 million in relation to these events, which added 17.7 percentage points to the Company’s net loss ratio for the third quarter of 2011. The reduction in net losses incurred was partially offset by increased losses recorded in the agriculture line of the Insurance segment which was impacted by extreme drought conditions in the Midwest United States.

Favorable prior year loss reserve development was $55.6 million for the third quarter of 2012 compared to $44.4 million during the same period in 2011. In the third quarter of 2012, prior year loss reserves emerged favorably across the short, long and other tail business of the Insurance segment and the short and long tail business of the Reinsurance segment. Favorable reserve development in the third quarter of 2012 was higher than the third quarter of 2011 principally due to the short tail business of the Reinsurance segment where increased favorable reserve development was experienced in the property and marine lines of business partially offset by a decline in the catastrophe line.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended September 30, 2012 increased by 3.2 percentage points compared to the acquisition expense ratio for the same period in 2011. The change in the acquisition expense ratio was driven by the following factors:

•	Higher commissions and the accelerated expensing of deferred commissions in the agriculture line of the Insurance segment due to the increased level of losses incurred during the period;

•

An increase in net earned premiums in the Company’s contract binding authority business, which carries higher commission rates, and a decline in net earned premiums in the Company’s excess casualty business written in Bermuda, which attracts relatively lower acquisition expenses, in the Company’s casualty line of business in the Insurance segment; and

•	The combination of new business, non-renewed contracts and the restructuring of certain business in the casualty line of the Reinsurance segment.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the third quarter of 2012 decreased compared to the same period in 2011 due to increased third party ceding commissions and expense reimbursement offsets in the agriculture line of the Insurance segment and favorable compensation cost adjustments arising from a lower headcount, a lower concentration of more senior staff and changes to the performance measures driving the annual incentive provision. Lower expenditure was partially offset by increased consulting and facilities costs. At September 30, 2012, the Company had a total of 849 employees compared to 864 employees at September 30, 2011.

Income Tax Expense (Benefit)

The Company recorded a tax expense for the quarter ended September 30, 2012 of $2.0 million compared to a tax benefit of $1.2 million for the quarter ended September 30, 2011. The current period tax expense resulted from income generated in the current period by the Company in the U.K.

Net Income (Loss)

The Company generated net income of $40.1 million in the three months ended September 30, 2012 compared to a net loss of $20.0 million in the same period of 2011 primarily as a result of a decrease in catastrophe losses and an improvement in investment returns during the current period, partially offset by agriculture insurance losses from the Midwestern drought.

Consolidated Results of Operations – For the Nine Months Ended September 30, 2012 and 2011

Results of operations for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,286,980	$2,204,148	3.8%
Ceded premiums written	(445,431)	(412,191)	8.1%

Net premiums written	1,841,549	1,791,957	2.8%

Net premiums earned	1,482,847	1,430,904	3.6%
Net investment income	134,723	106,443	26.6%
Net realized and unrealized investment gains	30,258	26,340	14.9%
Net impairment losses recognized in earnings (losses)	(757)	(2,819)	(73.1)%
Other underwriting loss	(1,663)	(2,122)	(21.6)%

Total revenues	1,645,408	1,558,746	5.6%

Expenses
Losses and loss expenses	1,016,187	1,220,514	(16.7)%
Acquisition expenses	229,399	205,754	11.5%
General and administrative expenses	181,365	190,421	(4.8)%
Amortization of intangibles	7,988	8,800	(9.2)%
Net foreign exchange gains	(14,699)	(7,655)	92.0%
Interest expense	27,132	27,166	(0.1)%
Income tax expense (benefit)	2,893	(19,896)	NM (2)

Net income (loss)	$195,143	$(66,358)	NM (2)

Net loss ratio	68.5%	85.3%	(16.8)
Acquisition expense ratio	15.5%	14.4%	1.1
General and administrative expense ratio	12.2%	13.3%	(1.1)

Combined ratio	96.2%	113.0%	(16.8)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the nine months ended September 30, 2012 were $2,287.0 million, an increase of $82.8 million, or 3.8%, compared to the same period in 2011. Net premiums written in the nine months ended September 30, 2012 were $1,841.5 million, an increase of $49.6 million, or 2.8%, compared to the same period in 2011. The change in net premiums written was driven by the following factors:

•	Growth in the Reinsurance segment where property premiums were higher due to new premiums and growth in renewals, particularly from the Company’s U.S., Zurich and Singapore offices;

•	Increased catastrophe premiums in the Reinsurance segment as a result of improved pricing during renewals;

•	Growth in casualty premiums in the Reinsurance segment due to new business, increased renewal premiums and an increase in positive premium adjustments;

•	Decreased premiums in the agriculture line of the Insurance segment where the impact of lower commodity prices was partially offset by growth in policy count; and

•

A decline in premiums in the property line of the Insurance segment as the Company curtailed the underwriting of several insurance products in order to reallocate capital to more profitable lines of business.

Net premiums earned for the nine months ended September 30, 2012 were $1,482.8 million, an increase of $51.9 million, or 3.6%, from the nine months ended September 30, 2011 principally due to growth in net premiums written experienced over the last twelve months compared to the same period last year.

Net Investment Income

The Company’s net investment income of $134.7 million increased by 26.6% or $28.3 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Net investment income during the first nine months of 2012 included net mark to market gains of $38.1 million on Other Investments, comprised of alternative and specialty funds, as compared to mark to market losses of $7.6 million in the first nine months of 2011. Investment income generated by the Company’s fixed income investments declined by $18.3 million in the first nine months of 2012 compared to the same period in 2011 primarily due to lower reinvestment rates, partly offset by a higher average investment portfolio balance. Investment expenses for the nine months ended September 30, 2012, including investment management fees, were $10.0 million compared to $10.5 million for the same period in 2011.

The annualized net earned yield and total return on the investment portfolio for the nine months ended September 30, 2012 and 2011 and the market yield and portfolio duration as of September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012		2011
Annualized net earned yield(1)	2.87%		2.31%
Total return on investment portfolio(2)	4.08%		2.60%
Market yield(3)	1.10%		1.91%
Portfolio duration(4)	2.52	years	2.48	years

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

During the nine months ended September 30, 2012, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 65 basis point range, with a high of 1.20% and a low of 0.54%. Trading activity in the Company’s portfolio for the nine months ended September 30, 2012 included reductions in government guaranteed corporate securities and non-agency residential mortgage-backed securities, and increased allocations to government and agency guaranteed corporate securities, foreign government bonds, corporate securities, non-agency commercial mortgage-backed securities, asset-backed securities, equity securities and Other Investments.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2012 were $2,460.9 million compared to $2,382.6 million during the same period a year ago. Net realized investment gains increased during the nine months ended September 30, 2012 compared to the same period in 2011.

Realized investment gains and losses and the change in the fair value of derivative financial instruments for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$34,837	$40,563
Gross realized losses on investment sales	(5,391)	(13,928)
Change in fair value of derivative financial instruments	812	(295)

Net realized and unrealized investment gains	$30,258	$26,340

Net Impairment Losses Recognized in Earnings (Losses)

During the nine months ended September 30, 2012, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. The Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at September 30, 2012. The Company did not identify any such securities meeting these criteria. As such, the Company performed various analyses and reviews, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2011 Form 10-K, to determine whether the securities in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or other factors. Net impairment losses recognized in earnings (losses) for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
	(U.S. dollars in thousands)
Total other-than-temporary impairment losses	$(274)	$(1,908)
Portion of loss recognized in other comprehensive income	(483)	(911)

Net impairment losses recognized in earnings (losses)	$(757)	$(2,819)

The $0.8 million of OTTI losses recognized by the Company in the nine months ended September 30, 2012 relating to specific credit events occurred primarily due to reductions in expected recovery values on residential and commercial mortgage-backed securities during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.5 million was shifted from a non-credit OTTI loss previously recognized in comprehensive income (loss) to a credit OTTI loss recorded in net income (loss) for 2012.

For the nine months ended September 30, 2011, the Company recorded $2.8 million of OTTI losses in earnings (losses). This amount related to specific credit events occurring primarily due to reductions in expected recovery values on mortgage and asset backed securities during the period, along with certain credit related downgrades in corporate securities. Of this total, $0.9 million was shifted from a non-credit OTTI loss previously recognized in comprehensive income (loss) to a credit OTTI loss recorded in net income (loss) for 2011.

The Company assessed its intent and ability to hold certain equity securities that were in an unrealized loss position at September 30, 2012 and determined it did not need to recognize any OTTI losses in the nine months ended September 30, 2012 (2011—$35,000).

Net Foreign Exchange Gains

For the nine months ended September 30, 2012, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange gain of $14.7 million compared to a $7.7 million gain for the same period of 2011. The current period net foreign exchange gain resulted from a decrease in the value of Japanese Yen net liabilities as the U.S. dollar strengthened against the Yen in the first half of the year. Other net gains were realized as the U.S. dollar fluctuated against other currencies over the period. In addition, foreign exchange gains were recognized in income as revaluations on investments recorded in other comprehensive income were realized. In the prior year, the net foreign exchange gain resulted from the timing of gains realized as the U.S. dollar fluctuated over the nine month period.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. For the nine months ended September 30, 2012, the Company incurred catastrophe losses arising from Hurricane Isaac, other windstorms in the U.S. and an earthquake in Italy, which impacted the Company’s net loss ratio in the Reinsurance segment. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $49.6 million in relation to these events which added 3.5 percentage points to the Company’s net loss ratio for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, multiple events adversely affected the Company’s net loss ratio in the Reinsurance segment. These included Hurricane Irene, Danish floods, brushfires in Texas, the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest, which when accumulated triggered certain aggregate catastrophe contracts. The Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals, of $354.7 million in relation to these events, which added 25.2 percentage points to the Company’s net loss ratio for the nine months ended September 30, 2011. In addition, the Company recorded lower reserves for attritional losses in the Insurance segment’s property and professional lines and the Reinsurance segment’s casualty line in the nine months ended September 30, 2012 compared to the same period in 2011. The overall reduction in current year net losses incurred was partially offset by increased crop related losses experienced in the agriculture line of the Insurance segment which was impacted by the extreme drought conditions in the U.S. Midwest in the third quarter.

Favorable prior year loss reserve development was $92.1 million for the nine months ended September 30, 2012 as compared to $137.9 million for the same period in 2011. In the nine months ended September 30, 2012 and 2011, prior year loss reserves emerged favorably across the short, long and other tail business of the Insurance segment and in the short and long tail business of the Reinsurance segment. Favorable reserve development in the first nine months of 2012 was less than the first nine months of 2011 principally due to the agriculture line of the Insurance segment which experienced a later and stronger harvest in the 2010 crop year compared to the 2011 crop year. The impact of the later and stronger harvest in the 2010 crop year was an extension of claims settlements into the first half of 2011, which consequently experienced significant favorable development.

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

Acquisition Expenses

The acquisition expense ratio for the nine months ended September 30, 2012 increased compared to the acquisition expense ratio for the same period in 2011. The change in acquisition expense ratio resulted from the Reinsurance segment, which generally incurs a higher acquisition expense rate, accounting for a higher proportion of net premiums earned in 2012 and the following factors within the Insurance segment:

•	Higher commissions and the accelerated expensing of deferred commissions in the agriculture line of the Insurance segment due to the increased level of losses incurred during the period; and

•

An increase in net earned premiums in the Company’s contract binding authority business, which carries higher commission rates, and a decline in net earned premiums in the Company’s excess casualty business written in Bermuda, which attracts relatively lower acquisition expenses in the Company’s casualty line of business in the Insurance segment.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the nine months ended September 30, 2012 was lower than the same period in 2011 as a result of increased earned premiums in the current period, lower compensation costs and an increase in third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment. Personnel costs were down particularly as a result of lower annual incentive expense as the actual payout of the Company’s 2011 annual incentive compensation was lower than previously accrued. At September 30, 2012, the Company had a total of 849 employees compared to 864 employees at September 30, 2011.

Income Tax Expense (Benefit)

The Company recorded a tax expense for the nine months ended September 30, 2012 of $2.9 million compared to a tax benefit of $19.9 million for the same period in 2011 due to significant net losses experienced in its United States operations in 2011.

Net Income (Loss)

The Company produced net income of $195.1 million for the nine months ended September 30, 2012 compared to a net loss of $66.4 million in the same period of 2011 primarily due to the decrease in catastrophe losses, improved investment portfolio performance and growth in net premiums earned, partially offset by losses in the Company’s agriculture insurance line of business due to the Midwestern drought.

Subsequent Events

On October 29, 2012, Hurricane Sandy made landfall in the Northeastern United States. Preliminary information indicates that this storm has the potential to cause significant losses within the insurance industry generally. To date, reported claims as a result of this storm have been limited. Accordingly, while losses emanating from the storm cannot be accurately estimated at this time, the Company may need to establish appropriate loss reserves related to Hurricane Sandy in the fourth quarter of 2012, which may have a negative impact on its results of operations.

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

Insurance Segment – Short Tail Lines

•	Property

•	Surety

Insurance Segment – Long Tail Lines

•	Casualty

•	Healthcare liability

•	Professional lines

•	Workers compensation (discontinued)

Insurance Segment – Other Tail Line

•	Agriculture

Reinsurance Segment – Short Tail Lines

•	Catastrophe

•	Property

•	Aerospace and marine

•	Surety

Reinsurance Segment – Long Tail Lines

•	Casualty

•	Other specialty

Reinsurance Segment – Other Tail Line

•	Agriculture

As of September 30, 2012, the Company had accrued losses and loss expense reserves of $4.5 billion (December 31, 2011—$3.8 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine months ended September 30, 2012 and 2011, the Company’s net paid losses and loss expenses were $745.7 million and $785.2 million, respectively.

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

Losses and loss expenses for the three and nine months ended September 30, 2012 are summarized as follows:

	Incurred related to:
Three Months Ended			Total incurred
September 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$4,271	$(4,655)	$(384)
Long tail	64,896	(10,083)	54,813
Other	237,022	(2,701)	234,321

Total Insurance	306,189	(17,439)	288,750

Reinsurance:
Short tail	90,198	(30,022)	60,176
Long tail	53,845	(9,876)	43,969
Other	12,933	1,695	14,628

Total Reinsurance	156,976	(38,203)	118,773

Totals	$463,165	$(55,642)	$407,523

	Incurred related to:
Nine Months Ended			Total incurred
September 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$21,809	$(11,720)	$10,089
Long tail	196,928	(18,663)	178,265
Other	431,138	(8,536)	422,602

Total Insurance	649,875	(38,919)	610,956

Reinsurance:
Short tail	269,520	(43,267)	226,253
Long tail	165,062	(18,145)	146,917
Other	23,825	8,236	32,061

Total Reinsurance	458,407	(53,176)	405,231

Totals	$1,108,282	$(92,095)	$1,016,187

Losses and loss expenses for the three and nine months ended September 30, 2012 included $55.6 million and $92.1 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2012 benefited the Company’s reported loss ratio by approximately 10.1 and 6.2 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence for the three and nine months ended September 30, 2012 across all reserving groups included within the Insurance segment and the short tail and long tail reserving groups in the Reinsurance segment.

For the three months ended September 30, 2012, the Company did not materially alter any key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses for those reserve categories were within the range of possible results anticipated by the Company. During the nine months ended September 30, 2012, as part of the Company’s periodic review of key parameters and in order to recognize accumulated historical experience and other relevant industry information, the Company adjusted the initial expected loss ratios for a number of business units within the Insurance and Reinsurance segments. Within the Insurance segment, initial expected loss ratios were lowered for historical years for the healthcare liability and professional lines of business, and raised for the workers’ compensation line of business that is included in the surety and other specialty line of business. The initial expected loss ratios were raised or lowered in specific sectors of the casualty line of business. Within the Reinsurance segment, initial expected loss ratios were lowered for historical years for the catastrophe line of business.

Insurance

Short Tail Insurance. For the three and nine months ended September 30, 2012, the favorable loss emergence within the short tail insurance reserve category was primarily due to lower than expected reported claim emergence related to the property line of business.

Long Tail Insurance. For the three and nine months ended September 30, 2012, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the healthcare liability and professional lines of business. Favorable loss emergence was partially offset by adverse development within the casualty line of business and the workers’ compensation line of business that the Company exited in 2009.

Other Insurance. The Company recorded favorable prior period loss emergence within this reserve category for the three and nine months ended September 30, 2012 primarily due to lower than anticipated agriculture claims settlements for the 2011 crop year.

Reinsurance

Short Tail Reinsurance. For the three and nine months ended September 30, 2012, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity within the catastrophe, aerospace and marine, and surety and other specialty lines of business. This favorable development was partially offset by adverse development within the property line of business for the nine months ended September 30, 2012.

Long Tail Reinsurance. For the three and nine months ended September 30, 2012, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the Company’s casualty line of business.

Other Reinsurance. For the three and nine months ended September 30, 2012, the Company recorded unfavorable loss emergence within this reserve category primarily due to higher than expected claims reported within the international agriculture business that is part of the surety and other specialty line of business.

Losses and loss expenses for the three and nine months ended September 30, 2011 are summarized as follows:

	Incurred related to:
Three Months Ended			Total incurred
September 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$10,648	$(4,182)	$6,466
Long tail	64,522	(8,501)	56,021
Other	197,447	272	197,719

Total Insurance	272,617	(12,411)	260,206

Reinsurance:
Short tail	176,214	(19,342)	156,872
Long tail	50,720	(11,234)	39,486
Other	1,553	(1,426)	127

Total Reinsurance	228,487	(32,002)	196,485

Totals	$501,104	$(44,413)	$456,691

	Incurred related to:
Nine Months Ended			Total incurred
September 30, 2011	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Short tail	$37,705	$(18,606)	$19,099
Long tail	199,149	(16,551)	182,598
Other	383,797	(35,056)	348,741

Total Insurance	620,651	(70,213)	550,438

Reinsurance:
Short tail	563,209	(52,750)	510,459
Long tail	164,599	(10,624)	153,975
Other	9,954	(4,312)	5,642

Total Reinsurance	737,762	(67,686)	670,076

Totals	$1,358,413	$(137,899)	$1,220,514

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

Long Tail Reinsurance. For the three and nine months ended September 30, 2011, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the Company’s casualty line of business.

Other Reinsurance. For the three and nine months ended September 30, 2011, the Company recorded a modest amount of favorable loss emergence within this reserve category primarily due to lower than expected claims reported within the agriculture business that is part of the surety and other specialty line of business.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at September 30, 2012:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$24,670	$27,019	$51,689
Long tail	401,257	1,313,644	1,714,901
Other	730,852	137,644	868,496

Total Insurance	1,156,779	1,478,307	2,635,086

Reinsurance:
Short tail	514,053	323,933	837,986
Long tail	305,309	705,218	1,010,527
Other	8,159	17,684	25,843

Total Reinsurance	827,521	1,046,835	1,874,356

Totals	$1,984,300	$2,525,142	$4,509,442

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2011:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Short tail	$31,408	$26,313	$57,721
Long tail	404,377	1,219,844	1,624,221
Other	203,844	51,757	255,601

Total Insurance	639,629	1,297,914	1,937,543

Reinsurance:
Short tail	497,218	405,274	902,492
Long tail	284,619	694,788	979,407
Other	403	4,379	4,782

Total Reinsurance	782,240	1,104,441	1,886,681

Totals	$1,421,869	$2,402,355	$3,824,224

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$324,808	$450,451	$1,252,814	$1,302,032
Ceded premiums written	(103,543)	(147,241)	(417,109)	(393,020)

Net premiums written	221,265	303,210	835,705	909,012

Net premiums earned	283,273	318,602	710,988	730,491
Other underwriting loss	(1,384)	(2,875)	(2,684)	(2,875)

	281,889	315,727	708,304	727,616

Expenses
Losses and loss expenses	288,750	260,206	610,956	550,438
Acquisition expenses	24,506	18,738	58,265	50,907
General and administrative expenses	29,409	29,328	96,663	102,361

	342,665	308,272	765,884	703,706

Underwriting (loss) income	$(60,776)	$7,455	$(57,580)	$23,910

Net loss ratio	101.9%	81.7%	85.9%	75.3%
Acquisition expense ratio	8.7%	5.9%	8.2%	7.0%
General and administrative expense ratio	10.4%	9.2%	13.6%	14.0%

Combined ratio	121.0%	96.8%	107.7%	96.3%

Premiums. Gross premiums written for the three and nine months ended September 30, 2012 in the Insurance segment decreased by 27.9% and 3.8% over the same periods in 2011, respectively. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended September 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$171,826	$106,180	$289,656	$185,017
Professional lines	43,209	34,804	39,559	30,812
Casualty	54,704	32,397	57,520	37,664
Property	18,900	13,595	30,049	17,681
Healthcare liability	34,076	32,196	33,652	32,021
Surety and other specialty	2,093	2,093	15	15

Total	$324,808	$221,265	$450,451	$303,210

	Nine Months Ended September 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$838,932	$528,349	$855,486	$577,538
Professional lines	130,573	107,841	124,209	99,560
Casualty	160,619	102,409	159,580	107,234
Property	46,926	26,418	90,643	56,262
Healthcare liability	70,651	65,575	72,243	68,542
Surety and other specialty	5,113	5,113	(129)	(124)

Total	$1,252,814	$835,705	$1,302,032	$909,012

The decrease in the Insurance segment net premiums written for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was driven by the following factors:

•	Decreased premiums in the agriculture line of the Insurance segment where the impact of lower commodity prices was partially offset by growth in policy count; and

•	A decline in premiums in the property line as the Company curtailed in the underwriting of several insurance products in order to reallocate capital to more profitable lines of business.

Net premiums earned by the Company in the Insurance segment decreased in both the three and nine months ended September 30, 2012 compared to the same periods in 2011. The decreases were primarily due to the decrease in net premiums written in the agriculture and property lines in 2012 compared to 2011.

Losses and Loss Expenses. The increases in the net loss ratios in the Company’s Insurance segment for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily driven by increased crop related losses experienced in the agriculture line which was impacted by the extreme drought conditions in the Midwest in the third quarter. The increases in the net loss ratios in the Company’s Insurance segment were partially offset by lower losses incurred in the property and professional lines, which experienced a lower incidence of attritional losses than in 2011. In addition, for the nine month period ended September 30, 2012, the increase in the net loss ratios reflected lower levels of favorable prior year reserve releases than in 2011.

During the first nine months of 2012, the Company’s previously estimated loss and loss expense reserves for the Insurance segment for prior accident years were reduced by $38.9 million, which decreased the net loss ratio by 5.5 percentage points, as compared to a reduction of $70.2 million, which decreased the net loss ratio by 9.6 percentage points, for the nine months ended September 30, 2011. The higher level of favorable loss development in the first nine months of 2011 compared to 2012 was primarily driven by the agriculture line of business. The higher development in the first nine months of 2011 resulted from the combination of strong performance in the agriculture line for the 2010 crop year and a delayed harvest that extended claims settlements until the first two quarters of 2011 compared to the 2011 crop year, which did not experience the same level of harvest delays or extension of claim settlements into the first half of 2012. Partially offsetting the lower level of net favorable development experienced in 2012 was less adverse loss reserve development related to the discontinued workers’ compensation business in the surety and other line compared to 2011.

Acquisition Expenses. The Company’s acquisition expense ratios in the Insurance segment in the third quarter and first nine months of 2012 increased compared to the same periods in 2011. The change in the acquisition expense ratio over both periods was driven by the following factors:

•	Higher commissions and the accelerated expensing of deferred commissions in the agriculture line of the Insurance segment due to the increased level of losses incurred during the period; and

•

An increase in net earned premiums in the Company’s contract binding authority business, which carries higher commission rates, and a decline in net earned premiums in the Company’s excess casualty business written in Bermuda, which attracts relatively lower acquisition expenses, in the Company’s casualty line of business in the Insurance segment.

General and Administrative Expenses. The decrease in general and administrative expenses and expense ratios in the Insurance segment in the third quarter and first nine months of 2012 compared to the same periods in 2011 was a result of lower annual incentive expense as the actual payout of the Company’s 2011 annual incentive compensation was lower than previously accrued and higher third party commissions and expense reimbursement offsets.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$296,447	$250,415	$1,034,166	$902,116
Ceded premiums written	(3,632)	(2,298)	(28,322)	(19,171)

Net premiums written	292,815	248,117	1,005,844	882,945

Net premiums earned	268,599	242,891	771,859	700,413
Other underwriting income	37	734	1,021	753

	268,636	243,625	772,880	701,166

Expenses
Losses and loss expenses	118,773	196,485	405,231	670,076
Acquisition expenses	64,276	53,511	171,134	154,847
General and administrative expenses	23,306	29,246	84,702	88,060

	206,355	279,242	661,067	912,983

Underwriting income (loss)	$62,281	$(35,617)	$111,813	$(211,817)

Net loss ratio	44.2%	81.0%	52.4%	95.6%
Acquisition expense ratio	23.9%	22.0%	22.2%	22.1%
General and administrative expense ratio	8.7%	12.0%	11.0%	12.6%

Combined ratio	76.8%	115.0%	85.6%	130.3%

Premiums. In the third quarter of 2012, net premiums written in the Reinsurance segment increased by 18.0% over the same period of 2011. In the nine months ended September 30, 2012, net premiums written in the Reinsurance segment increased by 13.9% over the same period in 2011. Gross and net premiums written for each line of business in the Reinsurance segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$38,871	$36,484	$46,275	$43,868
Casualty	77,781	77,781	56,293	56,292
Property	157,742	157,742	129,203	129,203
Aerospace and marine	9,914	9,914	5,891	6,002
Surety and other specialty	12,139	10,894	12,753	12,752

Total	$296,447	$292,815	$250,415	$248,117

	Nine Months Ended September 30,
	2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$354,275	$329,067	$330,771	$314,328
Casualty	258,352	257,113	218,264	217,463
Property	318,514	318,521	251,475	251,475
Aerospace and marine	53,831	53,794	53,472	51,567
Surety and other specialty	49,194	47,349	48,134	48,112

Total	$1,034,166	$1,005,844	$902,116	$882,945

The movements in net premiums written in the Reinsurance segment for the third quarter and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily due to the following factors:

•	Increased catastrophe premiums as a result of improved pricing during the mid-year renewals in both the Asian and U.S. markets;

•	Growth in the property line as a result of new premiums and growth in renewal premiums written by the Company’s U.S., Zurich and Singapore offices; and

•	Growth in casualty premiums due to new business, renewal premiums and an increase in positive premium adjustments.

Net premiums earned by the Company in the Reinsurance segment for the three and nine months ended September 30, 2012 increased compared to the same period in 2011 due to the growth in gross premiums written in more recent periods.

Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and nine months ended September 30, 2012 decreased compared to the same periods in 2011 as a result of lower catastrophe losses incurred in the period. The Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $13.2 million and $49.6 million in the quarter and nine months ended September 30, 2012 in relation to Hurricane Isaac, various U.S. tornado and storm losses and an Italian earthquake. The net losses from these events added 5.6 and 6.9 percentage points to the Reinsurance segment’s net loss ratio for the third quarter and nine months ended September 30, 2012, respectively. During the third quarter and nine months ended September 30, 2011, the Company incurred losses of $91.1 million and $347.2 million related to the Tohuko, Japan earthquake and tsunami, the Christchurch, New Zealand earthquake, Queensland, Australia floods, Midwest United States tornadoes and multiple storms in the Midwest which when accumulated triggered certain aggregate catastrophe contracts. The net losses from those events added 38.4 and 50.8 percentage points to the Reinsurance segment’s net loss ratio for the third quarter and nine months ended September 30, 2011, respectively.

The Company recorded $38.2 million and $53.2 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2012 compared to $32.0 million and $67.7 million in the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2012, the majority of the favorable loss reserve development emanated from the short tail lines of business, as claims emergence in these lines was less than originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment for the three months ended September 30, 2012 was higher than in the same period in 2011. The change in acquisition ratio for the three month period resulted primarily from the combination of new business, non-renewed contracts and the restructuring of certain business in the casualty line which produced a higher overall acquisition expense ratio. In the nine month period ended September 30, 2012, the acquisition ratio was comparable to the same period in 2011.

General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2012 reduced compared to those in the same periods in 2011 due to modest growth in net premiums earned and lower annual incentive expense as the actual payout of the Company’s 2011 annual incentive compensation was lower than previously accrued.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2012, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $501.8 million (December 31, 2011 – $605.6 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2011, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2012 without the prior approval of the applicable insurance regulator. At September 30, 2012, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.9 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At September 30, 2012, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, Other Investments, cash and cash equivalents and pending securities transactions, as of September 30, 2012 totaled $6.5 billion, which is consistent with the aggregate invested assets of $6.3 billion as of December 31, 2011.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $222.2 million at September 30, 2012, compared to $239.8 million at December 31, 2011. On October 10, 2012, S&P downgraded the sovereign rating of Spain from “BBB+” to “BBB-”. The Company does not have any exposure to Spain and therefore this downgrade did not impact the Company’s exposure. The Company does not have any direct exposure to sovereign debt issued by Greece or Portugal.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments whose currency is the Euro or whose sovereign debt rating is below AAA through a hedge fund with a primary focus on European indebtedness, principally focused on benefitting from the declining value of European sovereign indebtedness. At September 30, 2012, the fair value of the Company’s investment in the hedge fund was in excess of the invested amount.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(U.S. dollars in thousands)
Net cash provided by operating activities	$211,449	$337,499
Net cash used in investing activities	(146,600)	(93,981)
Net cash used in financing activities	(67,828)	(225,764)
Effect of exchange rate changes on cash and cash equivalents	7,841	(3,662)

Net increase in cash and cash equivalents	4,862	14,092
Cash and cash equivalents, beginning of period	890,914	609,852

Cash and cash equivalents, end of period	$895,776	$623,944

In the nine months to September 30, 2012, the Company’s cash and cash equivalents increased $4.9 million to $895.8 million. In the nine months to September 30, 2011, cash and cash equivalents increased by $14.1 million to $623.9 million.

Cash flows provided by operating activities for the nine months ended September 30, 2012 were $211.4 million compared to cash flows provided by operating activities of $337.5 million for the nine months ended September 30, 2011. The decrease in cash flows provided by operating activities during 2012 was primarily due to decreased premium collections, offset by an increase in net income.

During the nine months ended September 30, 2012, cash flows used in investing activities were $146.6 million, compared to cash flows used in investing activities of $94.0 million for the same period in 2011. The Company actively manages its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows used in investing activities in 2012 principally reflected increased purchases of Other Investments and an absence of positive cash flows from securities lending collateral received, partially offset by lower net purchases of available for sale investments compared to 2011.

Cash flows used in financing activities for the nine months ended September 30, 2012 were $67.8 million, compared to cash flows used in financing activities of $225.8 million for the same period in 2011. The cash flows used in financing activities in 2011 was higher than in 2012 principally due to the repurchases of common shares in 2011, offset by the issuance of Series B, non-cumulative preferred shares.

During the nine months ended September 30, 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015. During the nine months ended September 30, 2011, the Company used its capital to repurchase its ordinary shares and share equivalents in open market and private transactions. On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of the Company. The aggregate repurchase price for the shares and the options was $321.5 million. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase did not impact the disclosed dividend payment capacity of Endurance Bermuda as of December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $236.1 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2012 and December 31, 2011, the Company had also pledged $341.0 million and $517.2 million of its cash and fixed maturity investments to meet collateral obligations for $300.0 million and $447.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2012 and December 31, 2011, cash and fixed maturity investments with fair values of $350.5 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of nil and $7.6 million were on deposit with Canadian regulators, respectively.

Credit Facility. On April 19, 2012 the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of September 30, 2012, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $300.0 million.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares	Value) of Shares
	(a) Total	(b) Average	Purchased as Part of	that May Yet Be
	Number of	Price Paid	Publicly Announced	Purchased Under the
	Shares Purchased(1)	per Share	Plans or Programs(1) (2)	Plans or Programs(1) (2)
Period
July 1, 2012 – July 31, 2012	—	$—	—	7,000,000
August 1, 2012 – August 31, 2012	—	$—	—	7,000,000
September 1, 2012 – September 30, 2012	—	$—	—	7,000,000

Total	—	$—	—	7,000,000

(1)	Ordinary shares or share equivalents.
(2)

At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superseding all previous authorizations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at September 30, 2012 (unaudited) and December 31, 2011; (ii) the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: November 7, 2012	By:	/s/ David Cash
David Cash
Chief Executive Officer

Date: November 7, 2012	By:	/s/ Michael J. McGuire

Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)