Form 10-K
period 2012-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2013-02-28
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012,

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 29, 2012, was $1,353,454,889. As of February 19, 2013, 43,076,966 ordinary shares were outstanding.

Certain portions of the registrant’s definitive proxy statement relating to its 2013 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a “safe harbor” for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

•

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events or as a result of changing climate conditions, than our underwriting, reserving or investment practices have anticipated;

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

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Specialty Holdings Ltd. or Endurance Specialty Insurance Ltd. becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•

changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the establishment of the Federal Insurance Office and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and the Consumer Protection Act of 2010 in the United States and the implementation of Solvency II by the European Commission;

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

•	the need for additional capital in the future, which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K, including the risk factors set forth in Item 1A. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

OVERVIEW

Endurance Specialty Holdings Ltd. (“Endurance Holdings”) is a holding company domiciled in Bermuda. Through our operating subsidiaries based in Bermuda, the United States and the United Kingdom, we focus on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. For us, specialty lines are those lines of insurance and reinsurance that require dedicated, specialized underwriting skills and resources in order to be profitably underwritten. Our portfolio of specialty lines of business is organized into two business segments – Insurance and Reinsurance.

We began operations on December 17, 2001 after Endurance Specialty Insurance Ltd. completed a private placement of $1.2 billion of its equity securities. Endurance Holdings was incorporated in Bermuda in June 2002. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ ordinary shares are traded on the New York Stock Exchange under the symbol “ENH”. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2012 are as follows:

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

BUSINESS STRATEGY

Our goal is to leverage our competitive strengths and successfully execute our strategy in order to generate a superior long-term return on capital for our shareholders.

The key elements of our strategy are:

•

Maintain a Portfolio of Profitable Specialty Lines. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We seek to deploy capital and resources to the most attractive business lines at the most opportune times. The Company strategically balances its participation between insurance policies and reinsurance contracts as well as balances risk exposures across product lines and geographic locations.

•

Utilize Specialized Level of Expertise in Each Line of Business. We have teams of highly experienced professionals to manage each of our specific lines of business. Each team is led by underwriting personnel who are specialists in their unique business line.

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

•

Maintain Strong Risk Management Practices. We believe that a strong risk management culture is key to maximizing risk adjusted returns on capital and to manage volatility and other risks that could threaten the Company’s solvency. Our enterprise risk management techniques include sophisticated modeling technology and a detailed internal control structure that we use to manage our underwriting, investment and operational risks across the Company. The Company employs a number of practices and committees at both the Board of Directors and management levels that foster communication across groups, to enhance the coordination of risk management strategies and to identify current issues and emerging risks.

•

Focus on Underlying Profitability of Business Underwritten. We underwrite our business with a focus on the underlying profitability that the business brings to Endurance and are committed to expanding or contracting our businesses based upon the opportunities presented in the markets in which we participate.

•

Utilization of Reinsurance Protection to Enhance Risk Management. When we are insuring correlated risks such as natural perils, we purchase catastrophe reinsurance at a level consistent with the size of the individual book of business being underwritten. In addition to being a critical tool for managing loss risk accumulations, we also use reinsurance to ensure businesses in our Insurance segment are of sufficient size to be considered a lead market for their products. For the insurance agriculture business line, we utilize reinsurance protection provided by the Federal Crop Insurance Program to manage risks on a policy by policy basis. In our Reinsurance segment, we continue to strategically review and underwrite our business on a net basis, managing our reinsurance portfolio risk through underwriting analysis and portfolio diversification. However, we may strategically purchase reinsurance protection across our portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.

•

Maintain a Portfolio of Investments to Generate Net Investment Income and Book Value Growth. We manage our investment portfolio within a risk adjusted, expected return framework. Our investment management activities focus on ensuring that the Company has adequate liquidity to satisfy the needs of its customers, regulators, rating agencies and shareholders while seeking value through the disciplined management of investment risk to earn superior risk adjusted returns against our internally established benchmarks.

•

Proactively Manage Our Capital Base. Our underwriting, actuarial, finance and investment professionals work together to achieve a balance in the risks we undertake. We actively manage our capital by allocating resources to underwriting and investment opportunities which we believe will offer the highest risk-adjusted return on capital. The primary focus of our capital management activities is to optimize our risk adjusted return on equity while ensuring the Company maintains sufficient levels of risk based capital and financial flexibility to satisfy the needs of our customers, regulators, rating agencies and shareholders. Over the long-term, our intent is to return excess capital to our shareholders rather than use excess capital to underwrite business that no longer meets our underwriting profitability requirements.

BUSINESS SEGMENTS

The Company has two business segments – Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Audited Consolidated Financial Statements and related notes presented under Item 8 – “Financial Statements and Supplementary Data”.

Our two business segments and the related gross and net premiums written for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012		2011		2010
Business Segments	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Insurance	$1,429,930	$942,357	$1,469,798	$1,005,490	$1,112,192	$829,864
Reinsurance	1,119,096	1,087,138	997,316	974,331	941,044	933,880

Total	$2,549,026	$2,029,495	$2,467,114	$1,979,821	$2,053,236	$1,763,744

Insurance

Our Insurance segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012		2011		2010
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$903,730	$553,762	$901,746	$586,659	$567,461	$404,767
Casualty and other specialty	296,325	216,780	289,421	215,939	252,475	188,081
Professional lines	169,815	137,885	169,319	137,962	170,146	148,717
Property	60,060	33,930	109,312	64,930	122,110	88,299

Total	$1,429,930	$942,357	$1,469,798	$1,005,490	$1,112,192	$829,864

A description of each of these lines of business follows:

Agriculture. Our agriculture insurance line of business focuses on traditional multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products, all offered through independent agents in the United States.

Casualty and other specialty. Our casualty and other specialty insurance line of business includes casualty insurance, healthcare liability insurance, and contract and commercial surety insurance. Our casualty insurance business provides third party liability insurance for a wide range of industry groups. Our healthcare liability insurance business is focused on excess hospital medical professional liability insurance. Our surety insurance business provides contract and commercial surety insurance in the U.S. Our casualty and other specialty line of business also includes workers’ compensation insurance, which the Company ceased writing as of February 2009.

Professional lines. Our professional lines insurance business includes directors’ and officers’ liability, errors and omissions, employment practices liability, environmental liability and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.

Property. Our property insurance line of business provides difference in conditions coverage which is primarily earthquake and flood coverage. The properties insured are generally of a commercial nature and are spread across a variety of industries, such as real estate, retail, manufacturing, chemicals, financial services, utilities, telecommunications, construction, civil engineering and municipalities/institutions. During 2012, the Company discontinued writing working layer commercial property coverages in its U.S. insurance entities.

Reinsurance

Our Reinsurance segment is comprised of four lines of business: catastrophe, property, casualty, and other specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012		2011		2010
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$378,387	$351,140	$346,021	$329,081	$309,886	$305,617
Property	349,579	349,586	266,562	266,562	224,544	224,544
Casualty	283,313	282,073	277,495	276,697	294,030	293,222
Other specialty	107,817	104,339	107,238	101,991	112,584	110,497

Total	$1,119,096	$1,087,138	$997,316	$974,331	$941,044	$933,880

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

Property. Our property reinsurance line of business reinsures property insurance policies issued by our ceding company clients including both personal lines and commercial exposures (principally covering buildings, structures, equipment, contents and time element coverages on a treaty basis). Loss exposures in this segment include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. We underwrite our property reinsurance line of business on both a proportional and excess of loss basis.

Casualty. Our casualty reinsurance line of business reinsures third party liability exposures from ceding companies on a treaty basis such as automobile liability, professional liability, directors’ and officers’ liability, umbrella liability and workers’ compensation.

Other specialty. Our other specialty line of business includes aerospace, marine, trade credit and surety, agriculture reinsurance and weather risk management products. Our aerospace business is comprised primarily of the reinsurance of aviation and space risks. The aviation business includes hull, aircraft liability and aircraft products coverages and the space business includes satellite launch and in-orbit coverage. Our marine business consists of the reinsurance of bluewater hull, brownwater hull and cargo risks and is underwritten on a proportional and non-proportional basis. We provide surety reinsurance for contract and commercial surety insurers, as well as for fidelity insurers. Our agriculture reinsurance business is comprised of risks associated with the production of food and fiber on a global basis. Our remaining business in this line represents a variety of contracts, such as personal accident and terrorism, which are underwritten utilizing the expertise of our senior underwriting staff.

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

For the year ended December 31, 2012, Marsh & McLennan Companies, Inc. was the largest single broker in our Insurance segment, and Aon Benfield was the largest single broker in our Reinsurance segment. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2012, 2011 and 2010 is provided in the tables below:

Insurance

	Percentage of Net Premiums Written
Broker/Agent	2012	2011	2010
Marsh & McLennan Companies, Inc.	7.6%	7.5%	10.1%
Aon Benfield	3.7%	3.8%	6.2%
Willis companies	2.0%	2.0%	3.1%
Independent agents	58.8%	58.3%	49.3%
All others	27.9%	28.4%	31.3%

Total	100.0%	100.0%	100.0%

Reinsurance

	Percentage of Net Premiums Written
Broker	2012	2011	2010
Aon Benfield	29.2%	33.0%	34.7%
Willis companies	27.9%	23.7%	21.2%
Marsh & McLennan Companies, Inc.	25.0%	25.0%	29.3%
All others	17.9%	18.3%	14.8%

Total	100.0%	100.0%	100.0%

CLAIMS MANAGEMENT

Under the direction of our Chief Claims Officer, claims are managed by our experienced, technical claims teams working closely with each of our operating subsidiaries. Our claims staff reviews and responds to initial loss reports, administers claims databases, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves, approves claims for payment, manages salvage and subrogation and notifies reinsurers. In addition, our claims staff conducts significant audits of our insurance company clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and overall quality of our clients’ performance.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

We are required by applicable laws and regulations and accounting principles generally accepted in the United States (“U.S. GAAP”) to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims which have been incurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and loss expense reserves after evaluating all information known to us as of the valuation date.

We use statistical and actuarial methods to make a reasonable estimate of ultimate expected losses and loss expenses. The period of time from the reporting of a loss to us and the settlement of our liability may be many years. During this period, additional facts and trends may be revealed. As these factors become apparent, reserves will be adjusted, sometimes requiring an increase in our overall reserves, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves.

Reserves for losses and loss expenses are based in part upon the estimation of losses resulting from catastrophic events. Estimation of losses from catastrophic events is inherently difficult because of the infrequency and severity of large catastrophes. Therefore, we utilize commercially available models, historical reinsurance industry property catastrophe claims experience and other data and estimates provided by our clients to supplement our own historical claims experience for purposes of evaluating future trends and providing an estimate of ultimate claims costs on large catastrophes.

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

While management believes it has made a reasonable estimate of ultimate losses, there can be no assurance that our future losses and loss expenses will not exceed our current total reserves. For a description of the Company’s current reserves, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reserve for Losses and Loss Expenses” and Note 5 – “Reserve for losses and loss expenses” in the Notes to the Consolidated Financial Statements of the Company.

ENTERPRISE RISK MANAGEMENT

We have developed a strong risk management culture within the Company through the establishment of various processes and controls focused on the Company’s risk exposures. Our enterprise risk management (“ERM”) activities are critical to the organization’s senior management, business units and Board of Directors. The goals of our ERM framework that drive our corporate risk management strategy are as follows:

•	identify, monitor and manage the risks that threaten the Company and its solvency;

•	optimize the Company’s risk based capital position;

•	maximize the Company’s risk adjusted returns on capital;

•	manage underwriting, investment and operational volatility; and

•	clearly communicate our approach to our employees and external constituencies.

In order to meet our ERM goals, the Company has established risk tolerances applicable to certain areas of our business. It is our overall corporate objective to limit the risk of a significant loss on an economic basis from a one-in-one-hundred year series of catastrophic events to no more than 25% of our shareholders’ equity. We define “economic basis” as premiums plus net investment income less incurred losses and loss expenses, acquisition expenses and general and administrative expenses.

On a group basis, we monitor our:

•	capital position relative to our internal requirements and the requirements of our regulators and rating agencies; and

•	liquidity, by stressing cash outflow scenarios relative to available cash and cash equivalents and other forms of liquidity.

In addition, we have developed processes, models and a detailed internal control structure to specifically address our risk exposures. The Company’s primary risk exposure areas are: underwriting risk, including certain key underwriting risks associated with the pricing and exposure evaluation process; catastrophe correlation/aggregation risk; risk embedded in the loss reserve estimation process; investment risk (including liquidity risk); and operational risk. The following sections more specifically address our method and procedures for addressing and managing our underwriting, catastrophe, loss reserving, investment and operational risks.

Underwriting Risk Management

Internal underwriting controls are established by our Chief Underwriting Officer and the Internal Underwriting Committee, in conjunction with our Chief Executive Officer and the Chief Executive Officers of Global Insurance and Global Reinsurance. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with corporate risk tolerances, prudent practice and underwriting capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These underwriting authority letters reference our operating guidelines and a description of the analytic process to be followed. The underwriting authority letters include, as appropriate, referral requirements specific to each line of business, terms, conditions, risk exposures, transactional situations, limits and premium capacity. Our pricing guidelines are distributed to all business units and each individual underwriter and are stated in terms of maximum combined ratio targets and minimum returns on risk based capital, by line of business, with exceptions permitted only upon approvals as noted in the guidelines.

Our pricing guidelines are regularly reviewed by our Chief Executive Officer, Chief Executive Officers of Global Insurance and Global Reinsurance, Chief Underwriting Officer, Chief Actuary and our Chief Risk Officer in order to ensure the guidelines reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and its Underwriting and Risk Committees. For a further discussion on the role of our Board of Directors in the Company’s risk management, see “Role of the Board of Directors in Risk Management” below.

We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•	we will underwrite and accept only those risks we know and understand;

•	we establish pricing parameters, set our own independent pricing or conduct a risk review on risks we accept; and

•	we generally accept those risks that are expected to earn a return on capital commensurate with the risk they present.

Before we review any natural catastrophe exposed insurance or reinsurance proposal, we consider the appropriateness of the client, including the quality of its management and its risk management strategy. In addition, we prefer those proposals that include significant information on the nature of the perils to be underwritten and detailed aggregate information as to the location or locations of the risks covered. We further request information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. If a proposal meets the preceding underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives.

We have fully integrated our internal actuarial staff into the underwriting and decision making process. We use in-depth actuarial and risk analyses to evaluate contracts prior to authorization. In addition to internal actuaries and risk professionals, we make use of outside consultants as necessary to develop appropriate analyses for pricing.

Separate from our natural catastrophe exposed businesses, we underwrite and accept casualty and specialty insurance and reinsurance business. We perform actuarial and risk analysis on these businesses using commercial data and models licensed from various professional service firms. As with our natural catastrophe exposed businesses, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.

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

In our crop insurance business, we have invested in an experienced team of professionals who have developed proprietary tools to manage risk, pricing and exposure in this business. These proprietary tools are constructed from databases that involve a comprehensive set of historical profit and loss experience data developed at a crop, state, county and farm level of detail. We further analyze this data based on current and forecasted crop growing conditions, agriculture commodity prices, and market conditions in an effort to produce attractive returns.

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

Our catastrophe modeling tools, which include both proprietary and licensed software, use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of a commercial catastrophe model, providing feedback to the modeling company to improve the effectiveness of their model. We also supplement the model output in certain territories with the results of our proprietary models and experience from actual catastrophe events. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and manage the aggregate risk of our underwriting portfolio. We have specific requirements as to the quality and levels of detailed exposure data to be provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is conservatively modeled and surcharged for increased uncertainty, where appropriate. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis.

Data output from the software described above is incorporated in our proprietary models. Our proprietary systems include those for modeling a variety of insurance and reinsurance risks including those associated with property, catastrophe, agriculture, and other specialty risks, various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risk on a contract by contract basis in our segments and business lines.

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

Loss Reserving Risk Management

Establishing reserves for losses and loss expenses, in particular reserves for the Company’s long-tail lines of business, constitutes a significant risk for the Company. Loss reserves do not represent an exact calculation of liability, but instead are estimates of what the Company expects the ultimate settlement and administration of claims will cost. To the extent the Company determines that losses and loss expenses are estimated to exceed the loss reserves recorded in our financial statements, the Company will be required to increase its reserve for losses and loss expenses which in turn could cause a material reduction in the Company’s profitability and capital.

The Company manages the risk inherent in estimating the Company’s reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company’s susceptibility to reserving errors that may be associated with any one line or type of business. At December 31, 2012, the Company’s largest single line of business based on premiums written represented 10.9% of the Company’s reserve for losses and loss expenses. Second, where loss development uncertainty exists, the Company makes select use of the purchase of reinsurance to reduce the Company’s exposure to such loss development uncertainty, in particular in our insurance lines of business. Finally, in its reinsurance business, the Company conducts active, regular audits of its ceding company clients with the intent of identifying quickly and thoroughly losses assumed by the Company.

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

Investment Risk Management

Investment risk encompasses the risk of loss in our investment portfolio potentially caused by the adverse impact on our invested assets from fluctuations in interest rates, equity prices, credit spreads, foreign currency rates, inflation and other market changes.

The Company manages its investment risks through both a system of limits and a strategy to optimize the interaction of risks and opportunities. To ensure diversification of the Company’s investment portfolio and avoid excessive aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on our investment portfolio and monitored on an ongoing basis. The Company manages its interest rate risk through an asset liability management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities and the anticipated interest rate environment. The Company manages foreign currency risk by seeking to match the Company’s liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets, such as cash and investments, that are denominated in such currencies. In order to limit the Company’s exposure to credit risk, the Company’s investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit exposure to any one issuer. The Company’s investment policy sets limits for individual credit exposures based on credit rating. The Company manages equity risk by limiting the overall size of investment in equities.

The Company uses a number of capital-at-risk models, which include volatility-scenario based measures, value-at-risk (“VaR”) and credit impairment calculations to evaluate its investment portfolio risk. Additionally, our capital-at-risk models also include the measures of risk capital applied by Standard & Poor’s (“S&P”) and A.M. Best Company (“A.M. Best”) in their risk based capital assessments of the Company. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. The Company adjusts its investment risk scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.

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

The Company seeks to mitigate operational risks through the application of strong process controls throughout our business. Key process controls include underwriting authority letters, underwriting referral protocols, claims procedures guidelines, financial reporting controls and procedures, information technology procedures, succession planning, disaster recovery planning and business continuity planning. The Company’s internal audit department and operational audit personnel rigorously test the Company’s various process controls on a regular basis.

The use by the Company of the services of unaffiliated third parties exposes the Company to heightened operational risks, including the risk of information technology and physical security breaches, fraud, non-compliance with laws, regulations or internal guidelines and inadequate service. The Company mitigates the operational risk posed by the use of third party vendors by verifying, among other items, a potential third party vendor’s financial stability, ability to provide ongoing service, business continuity planning and its business reputation. The Company also allocates appropriate resources to monitor any significant third party relationships.

Role of the Board of Directors in Risk Management

The Company’s Board of Directors administers its risk oversight of the Company through quarterly meetings of its Risk Committee with members of senior management, including representatives from the Risk Management, Actuarial, Claims, Finance, Internal Audit, Investment, Legal and Underwriting functions within the organization. The Risk Committee’s members review with senior management the Company’s enterprise risk management framework and related policies, processes and procedures.

The Risk Committee reviews with management and monitors the Company’s business and operational risk tolerances as well as the methods utilized by the Company to identify and quantify these risks. The Risk Committee also evaluates the Company’s professional development plans for key risk management functions and monitors the Company’s key risks and risk based capital position relative to internal standards and the requirements of the Company’s regulators and rating agencies. The Risk Committee also monitors the Company’s stressed liquidity position based upon a series of adverse cash flow scenarios and periodically approves the level of risk assumed by the Company in its underwriting, investment and operational activities.

INVESTMENTS

We follow an investment strategy designed to protect book value and generate appropriate risk adjusted returns to grow book value, while providing sufficient liquidity to meet the operating cash needs of the Company. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships and risk management. Our investment team uses specialized analytical tools to evaluate risk and opportunity in investments to facilitate a risk managed, opportunity oriented approach to investing consistent with the requirements of the Company’s Investment Policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers’ performance and compliance with the Company’s Investment Policy. We use quoted values and other data provided by nationally recognized independent pricing sources as inputs to our process for determining the value of our investment portfolio that is carried at fair value in the Company’s financial statements. A small portion of our investment portfolio (1.1% of total invested assets at December 31, 2012 (2011—7.4%)) is managed internally.

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

Our Investment Policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk profile, including the establishment of risk limits, which is reviewed and revised by the Investment Committee of the Board of Directors based on market conditions and developing needs of the Company and includes estimates of the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a 12 month period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and/or issuer specific issues or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.

For additional information on the Company’s investment portfolio, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio” and Note 3 – “Investments” in the Notes to the Consolidated Financial Statements of the Company.

FINANCIAL STRENGTH RATINGS

Financial strength ratings have become an increasingly important factor in evaluating the competitive position of insurance and reinsurance companies. Endurance Holdings and certain of its operating subsidiaries maintain a financial strength rating at A.M. Best of “A” (Excellent), with a stable outlook, an S&P rating of “A” (Strong) with a stable outlook and a Moody’s Investors Service, Inc. (“Moody’s”) rating of A2, with a negative outlook. All three ratings agencies conducted reviews of Endurance Holdings during 2012.

The objective of S&P’s, A.M. Best’s and Moody’s rating systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders and debt holders. These ratings reflect S&P’s, A.M. Best’s and Moody’s opinions of our capitalization, performance and management, and are not a recommendation to buy, sell or hold the Company’s securities. These ratings may be changed, suspended, or withdrawn at the discretion of S&P, A.M. Best and Moody’s.

S&P maintains a letter rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision). The rating “A” (Strong) by S&P is the sixth highest of twenty-one rating levels. Publications of S&P indicate that the “A” rating is assigned to those companies that, in S&P’s opinion, have demonstrated strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). The rating “A” (Excellent) by A.M. Best is the third highest of 16 rating levels. Publications of A.M. Best indicate that the “A” rating is assigned to those companies that, in A.M. Best’s opinion, have demonstrated an excellent ability to meet their obligations to policyholders.

Moody’s maintains a letter rating system ranging from “Aaa” to “C.” The rating “A2” by Moody’s is the sixth highest of twenty-one rating levels.

COMPETITION

The insurance and reinsurance industries are mature and highly competitive. Insurance and reinsurance companies compete on the basis of many factors, including premium charges, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in the particular risk to be underwritten, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered and various other factors. These factors can effect transactions at the individual market participant level and in the aggregate across the insurance and reinsurance industry more generally. In addition, background economic conditions and variations in the insurance and reinsurance buying practices of insureds and ceding companies, by participant and in the aggregate, contribute to cyclical movements in rates, terms and conditions and may impact industry aggregate financial results.

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

EMPLOYEES

As of December 31, 2012, we had 881 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

REGULATORY MATTERS

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

Bermuda

The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the “Insurance Act”), regulates the insurance and reinsurance businesses of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act. Endurance Bermuda is registered as a Class 4 insurer under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Endurance Bermuda, which is licensed to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Endurance Bermuda is not licensed to carry on long-term business or special purpose business.

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Endurance Bermuda’s principal office is its executive offices in Pembroke, Bermuda. Michael J. McGuire has been appointed by the Board of Directors as Endurance Bermuda’s principal representative and has been approved by the BMA. The principal representative has statutory reporting duties under the Insurance Act for certain reportable events, such as threatened insolvency or non-compliance with the Insurance Act or with a condition or restriction imposed on an insurer.

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

Loss Reserve Specialist

As a registered Class 4 insurer, Endurance Bermuda is required to appoint and maintain a loss reserve specialist who is required to submit an opinion with Endurance Bermuda’s statutory financial return in respect of Endurance Bermuda’s losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA. Michael J. Belfatti, Chief Actuary for the Company, has been appointed by our Board of Directors and has been approved by the BMA to act as Endurance Bermuda’s loss reserve specialist.

Group Supervision

The Insurance Act contains provisions regarding BMA supervision of the group of companies affiliated with Endurance Bermuda, the authority to exclude specified entities from group supervision, the power for the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision. Endurance Bermuda has been notified by the BMA that the Company is subject to group supervision by the BMA, and that Endurance Bermuda is the Designated Insurer in respect of the Company for purposes of the Insurance Act. The specific duties of the Designated Insurer include reporting obligations, the establishment of key group functions, and notification to the Authority of material changes, certain specified events generally related to impairment to the group financial condition or breaches by the group, the appointment of auditors and actuaries and duties related to the financial condition of the group.

The BMA has issued group supervision rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group, supervisory reporting and disclosures of the insurance group, the capital and solvency reporting requirements for the insurance group and capital requirements for an insurance group.

Annual Statutory and GAAP Financial Statements

Endurance Bermuda, as a Class 4 insurer, must prepare and file annual statutory financial statements with the BMA. The Company, as a Bermuda insurance group, must prepare and file annual statutory financial statements with the BMA. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer or group is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.

Endurance Bermuda, as a Class 4 insurer, and the Company, as a Bermuda insurance group, are also required to prepare and file with the BMA audited annual financial statements prepared in accordance with GAAP or International Financial Reporting Standards.

Annual Statutory Financial Return

Endurance Bermuda, as a Class 4 insurer, is required to file with the BMA an annual statutory financial return. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

The Company, as a Bermuda insurance group, is required to file with the BMA an annual group statutory financial return. The group statutory financial return includes, among other matters, a group solvency certificate, particulars of ceded reinsurance, a list of non-insurance financial regulated entities owned by the group and particulars of qualifying members as defined within the Group Supervision Rules. The group statutory financial return is not subject to independent audit.

Bermuda Insurer Capital Requirements

The BMA has promulgated solvency standards applicable to Endurance Bermuda, as a Class 4 insurer, and the Company, as a Bermuda insurance group. The solvency standards may be calculated by either (a) the model promulgated by the BMA, or (b) an internal capital model that the BMA has approved for use for this purpose.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that Class 4 insurers and related insurance groups operate at or above 120% of a base capital level.

In order to demonstrate compliance with required capital levels, the BMA requires Class 4 insurers and related insurance groups prepare and file a capital and solvency return, which sets out the calculation of applicable capital, as well as the risk management practices and other information used to calculate applicable capital.

In addition to the required capital levels, insurers are required to meet and maintain a minimum margin of solvency. While it must calculate its required capital annually, a Class 4 insurer, such as Endurance Bermuda, must also ensure that, at all times, its capital is the greater of: (a) $100,000,000; (b) 50% of net premiums; and (c) 15% of net loss and loss expense provisions and other general business insurance reserves.

The BMA requires each Class 4 insurer and insurance group to perform an assessment of their own risk and solvency requirements. The self-assessment provides the BMA with an entity’s view of the capital resources required to achieve its business objectives and to assess the insurer or insurance group’s governance, risk management and controls surrounding this process. In addition, Class 4 insurers and insurance groups are required to prepare and file with the BMA a catastrophe risk return which assesses an insurer’s reliance on vender models in assessing catastrophe exposure.

Restrictions on Dividends, Distributions and Reduction of Capital

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

Endurance Bermuda as a Class 4 insurer must obtain the BMA’s prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more and any application for such approval must include an affidavit stating that it will continue to meet the required margins.

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

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate and report on the affairs of Endurance Bermuda or the Endurance group if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. Such an inspector also has the power to investigate the business of any person who is or at any relevant time was a member of the group of which the person under investigation is a part or a partnership of which the person under investigation is part. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Endurance Bermuda to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting.

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

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

The Insurance Code of Conduct

The BMA has implemented the Insurance Code of Conduct, which establishes duties, requirements and compliance standards to be adhered to by all insurers registered under the Insurance Act, including procedure and sound principles to be observed by insurers. Failure to comply with the requirements of the Insurance Code of Conduct will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Endurance Bermuda is required to file annually a statutory declaration confirming its compliance with the Insurance Code of Conduct.

Notifications to the BMA

The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of the insurer.

The definition of “shareholder controller” is set out in the Insurance Act but generally refers to (i) a shareholder who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, or (ii) a shareholder who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (iii) a shareholder who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.

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

No insurer, or designated insurer, in respect of the group of which it is a member, may effect or allow another member of the group to effect a material change unless notice in writing of the material changes has been served on the BMA and the BMA has not before the end of fourteen days from the date of service of the notice notified it in writing that it has objected to the effecting of the material change. A “material change” includes (i) an acquisition or transfer of insurance business being part of a scheme falling within section 25 of the Insurance Act or section 99 of the Companies Act, (ii) an amalgamation or merger with or acquisition of another firm, engaging in non-insurance business and activities related thereto, where such business or related activity is no ancillary to the insurance business of the insurer and (iv) engaging in unrelated business that is retail business. Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.

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

Winding-up

The BMA may present a petition for the winding-up of an insurer on the ground that the insurer (a) is unable to pay its debts within the meaning of sections 161 and 162 of the Companies Act, or (b) has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act, or (c) has failed to satisfy the obligation imposed upon it by section 15 as to the preparation of accounts or to produce or file statutory financial statements in accordance with section 17 (save where the appropriate waivers have been obtained), and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.

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

Although Endurance Holdings and Endurance Bermuda are incorporated in Bermuda, they are classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to their non-resident status, Endurance Holdings and Endurance Bermuda may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or, in the case of Endurance Holdings, to pay dividends to United States residents who are holders of its ordinary shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, Endurance Holdings and Endurance Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (3) to acquire any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Government of Bermuda or a public authority or (4) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Endurance Holdings’ business or Endurance Bermuda’s business (as the case may be) carried on outside Bermuda. Endurance Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance and reinsurance business. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

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

U.K. Regulation

General

Insurance business (which includes reinsurance business) in the U.K. is authorized and supervised by the Financial Services Authority. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 (the “FSMA”), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

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

As an authorized insurer in the United Kingdom, Endurance U.K. is able to operate throughout the E.U., subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom can seek consent from the FSA to allow it to provide cross-border services in other member states of the E.U. As an alternative, FSA consent may be obtained to establish a branch office within another member state.

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

In December 2004, the FSA prompted a market initiative in the United Kingdom insurance industry to resolve perceived problems resulting from contract uncertainty, which may exist where the full terms and conditions of a contract of insurance or reinsurance are not established at or before the time when the contract comes into force. The FSA’s stated preferred outcome was that a market solution should be produced which met the regulator’s main concerns, which were that policyholders should know precisely what protection they have bought; and that insurers, reinsurers and brokers should have a clearer view, at the time of inception of a contract of the relevant legal, fiduciary, operational and underwriting risks to which they are subject. Contract certainty has since continued to be a supervisory priority and most of the insurance industry in the U.K. signed up to a Code of Practice to help avoid disputes arising from contract uncertainty. This Code of Practice was updated in October 2012 to reflect changes to the U.K. regulatory structure. The FSA has stated that in cases where it believes that firms have fallen behind the rest of the market in reducing the number of contracts that do not meet the market’s contract certainty standards, it would consider regulatory action to address this, though no enforcement action has been taken in this regard to date. This action might include increases in required regulatory capital or the commencement of enforcement action.

In December 2007, the FSA published its new Insurance Conduct of Business sourcebook (“ICOBS”) which sets out the standards of the requirements for general insurance firms on how they deal with their customers. The new general insurance regime came into effect on January 6, 2008.

U.K. Regulatory Reform

The Financial Services Act 2012 will, when implemented, reform the U.K.’s current system of financial regulation. As a result, the FSA will cease to exist in its current form and instead the following three new regulators will be established in its place; the Prudential Regulation Authority (“PRA”); the Financial Conduct Authority (“FCA”) and the Financial Policy Committee.

The PRA will oversee and be responsible for the micro-prudential regulation of banks, insurers and some investment firms. The FCA, which will be a separate entity, will be responsible for conduct of business regulation in relation to all authorized firms and the prudential regulation of firms not regulated by the PRA. The FCA will also inherit the majority of the FSA’s market regulatory functions. The Financial Policy Committee (which will sit within the Bank of England) will be responsible for the macro-prudential regulation of the entire financial services sector.

The transfer to the new regulatory structure is expected to occur on 1 April 2013 when the PRA and the FCA will assume their respective responsibilities from the FSA. Persons currently authorized and regulated by the FSA will continue to be so regulated until 1 April 2013 when, on “legal cutover”, they will become either solely regulated by the FCA or dually regulated by both the PRA and FCA. Endurance U.K. will be supervised by both the FCA and the PRA going forward and will therefore be a dual regulated firm.

Supervision

Currently the FSA carries out the prudential supervision of insurance companies, using a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, visits to insurance companies and regular formal interviews.

The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. periodically, which varies in length according to the risk profile of the insurer. The FSA performs the risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken. In due course the PRA and the FCA will introduce their own separate risk mitigation programs. These will replace the FSA’s current supervision process and, as a result, dual-regulated firms such as Endurance U.K. will potentially have two sets of requirements to meet, each of equal importance.

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

Insurers are required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin and to report it to the FSA (though the Enhanced Capital Requirement is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the FSA and has agreed with the FSA the bases and methodology for this calculation. This calculation is used along with other tools by the FSA to help establish Endurance U.K.’s individual capital guidance. Endurance U.K.’s capital exceeded the Enhanced Capital Requirement for December 31, 2012.

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

The European Commission, jointly with Member States, is carrying out a fundamental review of the regulatory capital and supervisory regime of the insurance industry (the Solvency II project). Its objective is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. Endurance U.K. is monitoring the ongoing consultation and legislative steps following adoption of the Solvency II Framework Directive in May 2009 (which will be amended by a further “Omnibus Directive” proposed by the European Commission in January, 2011) (together the “Solvency II Directive”). The legislation implementing the final version of the Solvency II Directive will replace the current solvency requirements described above and was due to take effect in the U.K. and the other E.U. member states on January 1, 2014. However, because of delays to the Solvency II implementation timetable, it is expected that implementation in Member States will occur on a later date, although precisely when is not certain. The FSA has updated its implementation plans to reflect a new “planning horizon” of December 31, 2015, and is continuing its program of preparatory work in order to identify the actions which it considers that insurers should now undertake in anticipation of the implementation of the Solvency II Directive and to reconcile insurers’ internal models for calculating all or part of the new solvency capital requirements with existing individual capital assessments. Endurance U.K. is fully co-operating with the FSA in this respect.

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

Reporting Requirements

U.K. insurance companies must prepare their financial statements under the Companies Act 2006 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are currently required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically).

Supervision of Management

The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA. However, as a consequence of the regulatory reform discussed above, changes are expected to be made to the current regime for dual regulated firms such as Endurance U.K. In particular the current list of “controlled functions” is expected to be split between the PRA and the FCA with a view to minimizing unnecessary duplication for dual-regulated firms.

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

Under the FSMA, any person proposing to acquire control over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so together with certain prescribed information and obtain the prior approval of the FSA to the change of control. The FSA has 60 working days to make a decision following its acknowledgement of the complete application. The duration of this period may be stopped by the FSA once, to request further information, for a maximum of 20 days (30 days for non-EU applicants). Although the FSA may make further information requests, this does not “stop the clock”, meaning that the FSA has a maximum of 82 working days to consider a complete application from an EU applicant (92 for a non-EU applicant). The FSA may only object to a particular acquisition on the basis of certain specified “assessment criteria” relating to the reputation and financial soundness of the acquirer, the reputation and experience of those who will direct the regulated business, compliance with prudential requirements and any suspicion of money laundering or terrorist financing. In addition to these requirements, the U.K. insurer itself is obliged to notify the FSA if it is aware of the proposed acquisition, and may be subject to regulatory enforcement action if it fails to do so.

Intervention and Enforcement

The FSA currently has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by the FSMA, and to enforce the provisions of the FSMA related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Prudential Sourcebooks and breaches of the conduct of business rules generally applicable to authorized persons. The FSA also has the power to prosecute criminal offences arising under the FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA’s stated policy is to pursue criminal prosecution in all appropriate cases. This vigorous approach to enforcement is likely to be maintained under the new dual regulator regime.

Passporting

European Union directives allow Endurance U.K. to conduct business in European Union states other than the United Kingdom in compliance with the scope of the permissions granted to it by the FSA without the necessity of additional licensing or authorization in other European Union jurisdictions. This ability to operate in other jurisdictions of the European Union on the basis of home state authorization and supervision is sometimes referred to as passporting. Insurers may operate outside their home member state either on a services basis or on an establishment basis. Operating on a services basis means that the Company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means the Company has a branch or physical presence in the host state.

In both cases, a company remains subject to regulation by its home state regulator, and not by local regulatory authorities, although the Company nonetheless may have to comply with certain local rules reserved to the “host state” (the state into which the services are being provided or in which the branch is being established). In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.

U.S. Regulation

The Company’s U.S. operating subsidiaries are domiciled in the State of Delaware, with the exception of American Agri-Business, which is domiciled in the State of Texas.

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

The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level. The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the “Model Act”) and its Insurance Holding Company System Model Regulation (the “Model Regulation”). Among other things, the revised Model Act and Model Regulation explicitly address “enterprise” risk – the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole – and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the NAIC Model Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction.

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

In addition, many state insurance laws require prior notification of state insurance regulators of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notifications statutes do not authorize the state insurance regulators to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of our insurance subsidiaries may require prior notification in those states that have adopted pre-acquisition notification laws.

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

In addition, the Company’s U.S. operating subsidiaries may not declare or pay any dividend, together with all dividends declared or distributed by it within the preceding twelve months, if the dividend exceeds the greater of:

1.	ten percent of its policyholders surplus as of the 31st day of December of the preceding year; or

2.	the statutory net income (under Texas insurance laws), not including realized capital gains (under Delaware insurance laws) for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding).

In addition, the declaration or payment of any dividend may be subject to the prior approval of the applicable domestic state insurance regulator. Any dividend paid by any one of the Company’s U.S. operating subsidiaries must first be paid to its parent company. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies.

The dividend limitations imposed by Delaware and Texas insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2012, of the Company’s U.S. operating subsidiaries, only ARMtech had earned surplus, and therefore, only ARMtech could declare or distribute dividends in 2013 without prior regulatory approval.

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

Effective with the annual reporting period ended December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions required that we file reports with state insurance regulators regarding our assessment of internal control over financial reporting.

Insurance Guaranty Associations

Each state has insurance guaranty association laws that require insurance companies doing business in the state to participate in various types of guaranty associations or other similar arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers on the basis of the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit members insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years.

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

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on ceding companies in these states. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of written premiums which applies to the remaining portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. As stated above, Endurance U.K. and Endurance Bermuda are not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed or non-accredited reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

We do not believe that Endurance U.K. and Endurance Bermuda are in violation of insurance laws of any jurisdiction in the United States or in any other applicable jurisdiction. There can be no assurance however, that inquiries or challenges to Endurance U.K.’s or Endurance Bermuda’s insurance or reinsurance activities will not be raised in the future.

Switzerland

In 2008, Endurance Bermuda established a branch in Zurich, Switzerland named Endurance Specialty Insurance Ltd. Pembroke (Bermuda) Zurich Branch. Swiss law does not impose additional regulation upon a Swiss branch of a foreign reinsurer.

Singapore

Endurance Specialty Insurance Ltd. Singapore Branch (the “Singapore Branch”) has regulatory authorization from the Monetary Authority of Singapore to operate as a branch insurer of Endurance Bermuda in Singapore to transact general reinsurance domestically and internationally. The Singapore Branch is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act. The Singapore Branch is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated by ACRA pursuant to the Companies Act. The Singapore Branch has received approval under a tax incentive scheme set out in the Income Tax Act (and the relevant regulations) which provides for a concessionary corporate tax rate of 10% to be applied on its income from underwriting offshore risks for a period of 10 years from April 2010 to March 2020.

MATERIAL TAX CONSIDERATIONS

Certain Bermuda Tax Considerations

Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or our shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest or dividends paid to holders of the Company’s ordinary or Preferred Shares, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that we or our shareholders will not be subject to any such tax in the future.

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

Certain United Kingdom Tax Considerations

Endurance U.K. is a company incorporated under the laws of England and is resident in the United Kingdom for United Kingdom corporation tax purposes. Endurance U.K. is subject to United Kingdom corporation tax on its worldwide profits, subject to the availability of applicable exemptions. The current rate of United Kingdom corporation tax on profits of whatever description is 24%, reducing to a rate of 23% as of April 1, 2013 and a rate of 21% as of April 1, 2014. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K. United Kingdom withholding tax may apply to certain payments of interest by Endurance U.K. up to a rate of 20%.

Certain United States Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings and its operating subsidiaries in Bermuda, the United States and the United Kingdom and the ownership of our ordinary shares and Preferred Shares.

This summary is based upon the Internal Revenue Code (“Code”), the regulations promulgated thereunder, rulings and other administrative pronouncements issued by the Internal Revenue Service (“IRS”), judicial decisions, the tax convention between the United States and Bermuda (the “Bermuda Tax Convention”) and the tax treaty between the United States and the United Kingdom (the “U.K. Treaty”), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this Annual Report on Form 10-K. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor’s investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold ordinary shares or Preferred Shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary assumes that an investor will hold our ordinary shares and Preferred Shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares and Preferred Shares under U.S. federal, state, local and other tax laws.

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

United States Taxation of Holders of Ordinary Shares and Preferred Shares

Shareholders Who Are U.S. Persons

Dividends. Distributions with respect to ordinary shares and Preferred Shares (including the payment of additional amounts, in the case of the Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the “controlled foreign corporation” (“CFC”), “related person insurance income” (“RPII”) and “passive foreign investment company” (“PFIC”) rules. These dividends should constitute “qualified dividend income” as defined in Section 1(h)(11)(B) of the Code and, thus, certain shareholders (such as individuals) should be entitled to the maximum preferential federal income tax rate of 20% applicable to “qualified dividends”, provided that certain holding period requirements are satisfied and certain other conditions are met, and provided further that we are not considered a passive foreign investment company.

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

RPII Companies. The CFC rules also apply to certain insurance companies that earn “related person insurance income” (“RPII”). If the RPII rules were to apply to Endurance U.K. or Endurance Bermuda, a U.S. Person who owns ordinary shares or Preferred Shares of Endurance Holdings, directly or indirectly through foreign entities on the last day of the company’s taxable year would be required to include in its gross income for U.S. federal income tax purposes its pro rata share of Endurance U.K.‘s or Endurance Bermuda’s RPII for the entire taxable year, regardless of whether such RPII is distributed. For purposes of the RPII rules, Endurance U.K. or Endurance Bermuda will be treated as a CFC if “RPII Shareholders” collectively own directly, indirectly through foreign entities or by application of the constructive ownership rules 25% or more of the stock of Endurance U.K. or Endurance Bermuda by vote or value. RPII is defined as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII Shareholder” of the foreign corporation or a “related person” to such RPII Shareholder. In general, and subject to certain limitations, “insurance income” is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company.

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

Dispositions of Ordinary Shares and Preferred Shares. Subject to the discussion below relating to the redemption of Preferred Shares or the potential application of Code Section 1248 or the “PFIC” rules, any gain or loss realized by a U.S. Person on the sale or other disposition of ordinary shares or Preferred Shares will be subject to U.S. federal income taxation as capital gain or loss in an amount equal to the difference between the amount realized upon such sale or exchange and such person’s tax basis in the shares. If the holding period for these shares exceeds one year at the time of the disposition, any gain will be subject to tax at a current maximum marginal tax rate of 20% for individuals and 35% for corporations. Moreover, gain, if any, generally will be U.S. source gain and generally will constitute “passive income” for foreign tax credit limitation purposes.

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

Dividends or gain that is effectively connected with the conduct by a Non-U.S. Person of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a permanent establishment that a shareholder maintains in the United States) generally will be subject to regular U.S. federal income tax in the same manner as if it were realized by a U.S. Person. In addition, if such Non-U.S. Person is a non-U.S. corporation, such dividends or gain may be subject to a branch profits tax at a rate of 30% (or such lower rate as is provided by an applicable income tax treaty).

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

AVAILABLE INFORMATION

General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Investment, Nominating and Corporate Governance, Risk and Underwriting Committees of our Board of Directors, can be found on our website at www.endurance.bm. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (including Endurance) and the address of that site is www.sec.gov. Any of the above referenced documents can also be obtained in print, free of charge, by contacting the Secretary at Endurance Specialty Holdings Ltd., Wellesley House, 90 Pitts Bay Road, Pembroke HM08, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.

Item 1A. Risk Factors

Before investing in any of our securities, you should carefully consider the following risk factors and all other information set forth in this Form 10-K. These risks could materially affect our business, results of operations or financial condition and could cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. Many of the risk factors listed apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section.

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

We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances.

We face exposure to mass tort claims, including claims related to exposure to potentially harmful products or substances. Establishing claims and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including expanded theories of liability, disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, make it difficult to estimate our ultimate liability for such claims.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change, and such change could be material. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations.

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

ARMtech currently participates in the U.S. Federal Multi-Peril Crop Insurance Program (“MPCI”) sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”). ARMtech’s crop insurance premiums, which are primarily driven by MPCI, have become an increasingly larger portion of our business, totaling $903.7 million of gross premiums written in 2012, and representing 63.2% of the total gross premiums written in our Insurance segment in 2012.

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

The ongoing development of our excess and surplus lines insurance operations is subject to increased risk from changing market conditions.

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

We seek to limit our loss exposure in a variety of ways, including by writing many of our insurance and reinsurance contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event, employing coverage restrictions and following prudent underwriting guidelines for each program written. In the case of proportional treaties, we generally seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. Most of our direct liability insurance policies include maximum aggregate limitations. We also seek to limit our loss exposure through geographic diversification. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition and our results of operations, possibly to the extent of eliminating our shareholders’ equity.

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

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. We currently maintain an A.M. Best financial strength rating of “A” (Excellent) with a stable outlook and an S&P financial strength rating of “A” (Strong) with a stable outlook and a Moody’s rating of “A” with a negative outlook. Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured. If our ratings are reduced from their current level by A.M. Best, S&P or Moody’s, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below “B++” (two levels below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.

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

Inflation could also lead to higher interest rates causing the current unrealized gain position in the Company’s fixed maturity portfolio to decrease.

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

The downgrade in the credit ratings for U.S. government securities by various credit rating agencies and the continuing economic instability in the Eurozone have resulted in global financial market uncertainty and economic instability. Consequently, evolving market conditions may continue to affect our investment portfolio, results of operations, financial position and capital resources. In the event that there is further deterioration or volatility in financial markets or general economic conditions, our investment portfolio, results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2012, our top three brokers represented approximately 50.1% of our net premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our financial condition or results of operations.

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

Further, insurance/risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance or reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability.

The historical cyclicality of the property and casualty reinsurance industry may cause fluctuations in our results.

Historically, property and casualty insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for insurance and reinsurance is influenced significantly by prevailing general economic conditions and, in the case of reinsurance, the underwriting results of primary property and casualty insurers. The supply of insurance and reinsurance is related to prevailing prices, the levels of insured losses and the levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The continued strength of the industry’s surplus position and the establishment of new market entrants has increased the supply of insurance and reinsurance and has caused insurance and reinsurance prices in many of the markets in which we participate to decrease in the past five years. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for insurance and reinsurance coverage. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and cedants may affect the cycles of the insurance and reinsurance business significantly. To the extent these trends continue, our financial condition or results of operations could be materially and adversely affected.

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

Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments, investments in foreign subsidiaries, cash and premium receivable balances and reserves. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, investments in foreign subsidiaries, and the value of cash, investments and premium receivable balances offset by reserves held in currencies other than U.S. dollars.

A portion of our investment portfolio is allocated to alternative and specialty investment funds that we expect will have different risk characteristics than our investments in traditional fixed maturity securities, equity securities and short-term investments, which in turn could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

A portion of our investment portfolio is allocated to alternative funds and specialty funds, which we expect to have different risk characteristics than our investments in traditional fixed maturity securities, equity securities and short term investments. Our alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies and constituted 5.7% of the carrying value of our cash and invested assets as of December 31, 2012. As of December 31, 2012, we are committed to potential future capital calls in the aggregate amount of approximately $29.5 million in connection with our alternative funds. Our specialty funds currently include investments in high yield loan and convertible debt funds and constituted 2.2% of the carrying value of our cash and invested assets as of December 31, 2012. The amount and timing of net investment income from such alternative and specialty investment funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from these investments, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. The amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner as we have for our fixed maturity portfolio. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or high yield bonds), and reinsurance counterparties could adversely affect the value of our investments, results of operations, financial condition or cash flows.

Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on the principal and interest they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed and asset-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to us. At December 31, 2012, the fixed maturity securities of $4.9 billion represented 74.2% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely impact the issuers, guarantors or underlying collateral of these securities could cause the value of our investment portfolio and our net income to decline and the default rate of our fixed maturity investments to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value and whether such declines in the Company’s value below amortized cost are due to credit related factors.

We have also engaged third party investment managers to provide us with investment advisory and management services. It is possible that the investment strategies employed by these third party investment managers may become ineffective or that such managers will fail to follow our investment guidelines, which could result in a material adverse change to our investment performance, and accordingly adversely effect our financial results.

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

Our investment portfolio contains direct and indirect exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) which may be subject to increased liquidity risk, interest rate risk and default risk as a result of economic conditions in those countries. Increased defaults or a significant increase in interest rates could result in losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have a material adverse effect on our financial condition.

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

We are exposed to equity market risks, which may adversely affect our results of operations, financial condition or liquidity.

We are exposed to risks associated with our investments in equity securities, which are subject to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, the performance of the economy in general, the performance of the specific securities included in our investment portfolio and other factors outside our control.

Our exposure to equity price risk relates primarily to equity market price variability. Although we take measures to manage the economic risks of investing in a changing equity market, we may not be able to adequately mitigate the equity risk of our assets relative to our liabilities, which could have an adverse effect on our results of operations, financial condition or liquidity.

We are exposed to derivative financial instrument risks, which may adversely affect our results of operations, financial condition or liquidity.

We are exposed to risks associated with our investments in derivative financial instruments, which are subject to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, weather elements such as temperature, precipitation, snowfall and windspeed, market volatility, the performance of the economy in general, the performance of the specific securities included in our investment portfolio and other factors outside our control.

Losses due to defaults by our derivative counterparties could adversely affect the value of our investments, results of operations, financial condition or cash flows.

Derivative counterparties may default on the amounts they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads or other events that adversely impact our derivative counterparties or the collateral supporting our derivative instruments could cause our net income to decline and have a material adverse effect on our financial condition. The Company attempts to mitigate losses from defaults by our derivative counterparties, where possible, by requiring daily margin postings.

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

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio, which consists primarily of fixed maturity investments. Our income derived from our invested assets (including net realized and unrealized gains and net impairment losses recognized in earnings) was $244.6 million for the year ended December 31, 2012. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In addition, we are subject to pre-payment or reinvestment risk as well as restrictions on redemptions or sale of certain of our investments.

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

Endurance Holdings is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its ordinary shares, 7.75% Non-Cumulative Preferred Shares, Series A and 7.50% Non-Cumulative Preferred Shares, Series B (together, the “Preferred Shares”) and to make other payments. Under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Endurance Holdings may declare or pay a dividend or make a distribution out of retained earnings or contributed surplus only if it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, the terms of our credit facility prohibit Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of the Preferred Shares prohibit the declaration or payment of dividends on our ordinary shares unless dividends on the Preferred Shares have been declared and paid. Preference shares, including the Preferred Shares, may also not be redeemed if as a result of the redemption, our issued share capital would be reduced below the minimum capital specified in the memorandum of association of Endurance Holdings.

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

As a Bermuda reinsurer, Endurance Bermuda is required to post collateral with respect to reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. The posting of collateral is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers, such as Endurance Bermuda. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trusteed assets are held by the ceding company. Endurance Bermuda has the ability to issue up to $700.0 million in letters of credit under our letter of credit and revolving credit facility that expires on April 19, 2016. If this facility is not sufficient or if the Company is unable to renew this facility or is unable to arrange for other types of security on commercially acceptable terms, the ability of Endurance Bermuda to provide reinsurance to U.S.-based clients may be severely limited.

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

It is possible that U.S states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation establishing further state involvement in providing or governing the insurance or reinsurance of catastrophe exposed risks, or may otherwise enact legislation, that might further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the Federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of one or more of the catastrophe funds established by U.S. states, which could lead either to a severe dislocation or the necessity of Federal intervention in the markets of one or more of those states, either of which would adversely impact the private insurance and reinsurance industry.

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

The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and various states within the U.S. It is possible such scrutiny could include us and it is also possible that investigations or related regulatory developments could mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business. In addition, if our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.

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

Although surplus lines insurance business is generally less regulated than the admitted insurance market, the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may adversely impact our business.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, regulation of executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards under the supervision of the Federal Reserve.

Solvency II could adversely impact our financial results and operations.

Solvency II, a European Union directive concerning capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, may adversely affect our (re)insurance businesses. Implementation of Solvency II by the European Commission will replace the current solvency requirements and was expected to take effect January 1, 2014 in the European Union Member States. However, because of delays to the Solvency II implementation timetable, it is expected that implementation in Member States will occur on a later date, although precisely when is not certain. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. In addition, the implementing measures that will establish the technical requirements governing the practical application of Solvency II remain subject to a consultation process; consequently, our implementation plans are based on our current understanding of the Solvency II requirements, which may change. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on our reinsurance operations in the European Union and on our group solvency calculations. Such a finding could also have adverse indirect commercial impacts on our operations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

OPERATING RISKS

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

We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2012, approximately 13.5% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on our results of operations.

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

Operational risks, including systems or human failures, are inherent in business, including ours, and could adversely affect our financial condition and results of operations.

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

Our efforts to develop products or expand in targeted markets may not be successful and may create enhanced risks.

A number of our planned business initiatives involve developing new products or expanding existing products in targeted markets. To develop new products or markets, we may need to make substantial capital and operating expenditures, which may negatively impact our results in the near term. In addition, the demand for new products or in new markets may not meet our expectations. To the extent we are able to market new products or expand in new markets, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations.

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of our Chief Executive Officer. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

We will need to continue to hire employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians or PRC Holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or PRC Holder) is available who meets the minimum standard requirements for the advertised position. Under new legislation it may be possible for the most senior non-Bermudian executives to be eligible for Permanent Resident status after 10 years residence in Bermuda and employment with the Company. All of our 34 Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. The terms of such permits usually range from three to five years at the time of grant depending on the individual. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

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

Endurance Holdings’ bye-laws contain provisions that may make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.

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

Endurance Holdings and Endurance Bermuda are Bermuda companies and Endurance U.K. is an English company. Endurance Holdings, Endurance Bermuda and Endurance U.K. each intend to operate in such a manner that none of these companies will be deemed to be engaged in the conduct of a trade or business within the United States. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Code, regulations or court decisions, the IRS might successfully contend that any of Endurance Holdings, Endurance Bermuda and/or Endurance U.K. are/is engaged in a trade or business in the United States. If Endurance Holdings, Endurance Bermuda and/or Endurance U.K. were/was engaged in a trade or business in the United States, and if Endurance U.K. or Endurance Bermuda was to qualify for benefits under the applicable income tax treaty with the United States, but such trade or business was attributable to a “permanent establishment” in the United States (or in the case of Endurance Bermuda, with respect to investment income, arguably even if such income was not attributable to a “permanent establishment”), Endurance Holdings, Endurance U.K. and/or Endurance Bermuda would be subject to U.S. federal income tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax in certain circumstances, in which case our financial condition and results of operations and your investment could be materially adversely affected.

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

We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2012. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2012 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See “Material Tax Considerations – Certain United States Federal Income Tax Considerations – United States Taxation of Holders of Ordinary Shares and Preferred Shares – Shareholders Who Are U.S. Persons – Passive Foreign Investment Companies.”

Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders

The U.S. Congress and President Obama have offered from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In prior years, President Obama and members of Congress proposed legislation that would deny a U.S. non-life insurance company a deduction for certain non-taxed reinsurance premiums paid to affiliates and defer interest deductions related to certain foreign source income. Members of Congress also have introduced bills relating to tax-haven jurisdictions, cross-border transactions, intangible products, and a proposal that would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S. federal income tax purposes. We cannot be certain if, when or in what form any such proposals may be enacted and whether such proposals, if enacted, would have retroactive effect. Enactment of some versions of prior proposed legislation as well as other changes in U.S. tax laws, regulations and interpretations of any tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2. Properties

The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2012, please see Note 11—“Commitments and Contingencies” to our Audited Consolidated Financial Statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “ENH.” The following table sets forth, for the fiscal quarters and periods indicated, the high and low closing sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2012
First quarter	$40.77	$36.69
Second quarter	$41.89	$37.83
Third quarter	$40.54	$34.09
Fourth quarter	$42.36	$38.31
2011
First quarter	$50.43	$44.99
Second quarter	$48.98	$39.86
Third quarter	$41.76	$33.46
Fourth quarter	$38.97	$32.19

Number of Holders of Ordinary Shares

The approximate number of record holders of our ordinary shares as of February 19, 2013 was 159, not including beneficial owners of shares registered in nominee or street name.

Dividends

We paid a quarterly dividend of $0.31 per ordinary share in each of the four quarters of 2012 (2011—$0.30). Our Board of Directors reviews our ordinary share dividend each quarter and determines the amount, if any, of each dividend at that time. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2012, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $623.1 million. As of December 31, 2012, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends in 2013. As of December 31, 2012, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2013 without prior regulatory approval. As of December 31, 2012, ARMtech (with notice to the Texas Department of Insurance) could pay $4.3 million of dividends without prior regulatory approval.

Our credit facility prohibits Endurance Holdings from declaring or paying any dividends if a default or event of default has occurred and is continuing at the time of such declaration or payment or would result from such declaration or payment. In addition, the terms of our Preferred Shares prohibit dividends from being declared or paid on ordinary shares unless the full dividends for the latest completed dividend period on all outstanding Preferred Shares have been declared and paid.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
October 1—31, 2012	—	$—	—	7,000,000
November 1—30, 2012	15,000	$40.10	15,000	6,985,000
December 1—31, 2012	236,309	$39.79	236,309	6,748,691

Total	251,309	$39.81	251,309	6,748,691

(1)	Ordinary shares or share equivalents.
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

The graph below illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of the Company’s ordinary shares, compared with such return for the (i) Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2007 to December 31, 2012. During this period, the cumulative total return on the Company’s ordinary shares was 10.79%, the cumulative total return for the S&P 500 Composite Stock Price Index was 8.59% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was 3.51%.

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Endurance Specialty Holdings Ltd.	100.00	75.50	95.24	120.83	103.43	110.79
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Property & Casualty Insurance	100.00	70.59	79.30	86.39	86.18	103.51

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

We derived the following selected consolidated financial information for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information along with the information contained in this Annual Report on Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31,	2012	2011	2010	2009	2008
Selected Income Statement Data:
Gross premiums written	$2,549,026	$2,467,114	$2,053,236	$2,021,450	$2,246,420
Net premiums written	2,029,495	1,979,821	1,763,744	1,606,050	1,784,290
Net premiums earned	2,013,900	1,931,393	1,741,113	1,633,192	1,766,485
Net investment income	173,326	147,037	200,358	284,200	130,176
Net realized and unrealized gains	72,139	31,671	22,488	6,303	24,769
Net impairment losses recognized in earnings (losses)	(847)	(3,520)	(3,944)	(20,251)	(82,135)
Net losses and loss expenses	1,520,995	1,632,666	1,038,100	866,640	1,135,431
Acquisition expenses	303,179	282,911	264,228	267,971	299,913
General and administrative expenses	235,689	264,152	241,920	237,154	216,365
Net income (loss)	162,516	(93,734)	364,738	554,871	100,015
Preferred dividends	32,750	24,125	15,500	15,500	15,500
Net income (loss) available (attributable) to common and participating shareholders	129,766	(117,859)	349,238	539,371	84,515
Per Share Data:
Dividends declared and paid per common share	$1.24	$1.20	$1.00	$1.00	$1.00
Basic earnings (losses) per common share	$3.00	$(2.95)	$6.73	$9.47	$1.43
Diluted earnings (losses) per common share	$3.00	$(2.95)	$6.38	$9.00	$1.33
Weighted average number of common shares outstanding:
Basic	42,568	40,215	50,882	55,929	57,756
Diluted	42,602	40,215	53,728	58,874	62,136

As of December 31,	2012	2011	2010	2009	2008
Selected Balance Sheet Data:
Cash and investments	$6,638,942	$6,283,107	$6,187,215	$5,974,615	$5,358,087
Total assets	8,794,972	8,292,615	7,979,405	7,666,694	7,272,470
Reserve for losses and loss expenses	4,240,876	3,824,224	3,319,927	3,157,026	3,235,456
Reserve for unearned premiums	965,244	932,108	842,154	832,561	885,488
Debt	527,339	528,118	528,411	447,664	447,468
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	8,000	8,000
Preferred stock, Series B non-cumulative	9,200	9,200	—	—	—
Total shareholders’ equity	2,710,597	2,611,165	2,848,153	2,787,283	2,207,283
Per Share Data:
Book value per common share (a)	$53.75	$51.48	$57.25	$47.74	$35.76
Diluted book value per common share (b)	$52.88	$50.56	$52.74	$44.61	$33.06

Selected Ratios (based on U.S. GAAP income statement data):

For the years ended December 31,	2012	2011	2010	2009	2008
Net loss ratio(c)	75.5%	84.6%	59.6%	53.1%	64.3%
Acquisition expense ratio(d)	15.1%	14.6%	15.2%	16.4%	17.0%
General and administrative expense ratio(e)	11.7%	13.7%	13.9%	14.5%	12.2%

Combined ratio(f)	102.3%	112.9%	88.7%	84.0%	93.5%

(a)	Book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430.0 million (2008—2010: $200.0 million) redemption value of the preferred stock, divided by basic common shares outstanding of 42,431,589 at December 31, 2012, 42,366,873 at December 31, 2011, 46,258,846 at December 31, 2010, 54,194,822 at December 31, 2009 and 56,127,552 at December 31, 2008. Common shares outstanding include 0 vested restricted share units for purposes of the December 31, 2012, 2011 and 2010, 12,104 at December 31, 2009 and 58,311 at December 31, 2008 book value per share calculation.
(b)	Diluted book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430.0 million (2008—2010: $200.0 million) redemption value of the preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 43,130,075 at December 31, 2012, 43,142,277 at December 31, 2011, 50,210,614 at December 31, 2010, 57,996,331 at December 31, 2009 and 60,718,312 at December 31, 2008. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.
(c)	The net loss ratio is calculated by dividing losses and loss expenses by net premiums earned.
(d)	The acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.
(e)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(f)	The combined ratio is the sum of the net loss ratio, the acquisition expense ratio and the general and administrative expense ratio. Our historical combined ratio may not be indicative of future underwriting performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to the Company’s plans and strategy for its business and statements regarding marketplace conditions and trends, includes forward-looking statements that involve risk and uncertainties. Please see the “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

In the Insurance segment, the Company writes agriculture, casualty and other specialty, professional lines, and property insurance. In the Reinsurance segment, the Company writes catastrophe, property, casualty, and other specialty reinsurance.

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

The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short-term investments and equity securities that are held as available for sale and Other Investments, comprised of alternative and specialty funds that are accounted for under the equity method of accounting. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the available for sale investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporary due to the Company’s intent to sell, requirement to sell such securities or credit related factors, such losses are included in earnings as net impairment losses recognized in earnings (losses). For Other Investments, the Company increases or decreases the value of these investments for the Company’s share of income or loss, less dividends, which is included in net investment income.

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

Marketplace Conditions and Trends. In general, at the end of 2012, we believe operating conditions continued to be competitive. In most classes of property and casualty business, we experienced mixed pricing, with increases in some catastrophe exposed property insurance and reinsurance lines of business due to recent loss activity and in certain small risk casualty classes of business due to the continued low interest rate environment. These positive rate trends have been tempered by relatively high levels of underwriting capacity and competition. In our agriculture business, pricing was relatively stable across our portfolio, although the underlying exposure base has varied with commodity price movements. We continued to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.

In 2013, we believe the following five primary influences may affect the market for our insurance and reinsurance products – the continuation of the challenging global economy, continued pricing competition in many of our markets, increased volatility in agriculture commodity prices and production levels, the high level of global catastrophe losses incurred by the industry over the last several years, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including high levels of unemployment, significant governmental regulation initiatives and continued uncertainty in the financial markets. Although economies are slowly recovering, the lower levels of economic activity are likely to continue to suppress growth in demand for insurance and reinsurance. This is likely to result in a continued competitive global insurance and reinsurance market in 2013. Potentially offsetting these factors is the increased volatility of agriculture commodity prices and production, which could lead to increased risk exposure and higher demand in our agriculture insurance business. In addition, the high level of global catastrophe losses incurred by the industry in 2011 and 2012 may mitigate the pressure for meaningfully lower prices for catastrophe exposed property insurance and reinsurance in 2013 resulting from existing and new capacity in the market. Lastly, the current low interest rate environment will likely encourage a lower appetite for risks that are not adequately priced as there will be reduced investment earnings from underwriting cash flows.

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

If factors such as those described in the “Risk Factors” section in this Form 10-K cause actual events or results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on the Company’s results of operations, financial condition and liquidity.

Management believes that the following critical accounting policies affect significant estimates used in the preparation of its consolidated financial statements.

Premiums and Related Expenses. The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will generally only adjust if the underlying insured values adjust. Accordingly, we monitor the underlying insured values and record additional or return premiums in the period in which amounts are reasonably determinable. For our agriculture line, premiums are determined based on estimated acreage planted combined with the base commodity price for the insured crops. Adjustments are made to the agriculture premium estimates as acreage reporting and claims adjusting occurs. Insurance premiums written accounted for 56%, 60%, and 54% of the Company’s gross premiums written during the years ended December 31, 2012, 2011, and 2010, respectively.

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 22%, 21%, and 25% of the Company’s gross premiums written during the years ended December 31, 2012, 2011, and 2010, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 22%, 19%, and 21% of the Company’s gross premiums written during the years ended December 31, 2012, 2011, and 2010, respectively.

In addition to the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 24%, 21%, and 24% of the Company’s gross premiums written during the years ended December 31, 2012, 2011, and 2010, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to broker and ceding company estimates, the Company also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:

•	the ceding company’s historical premium versus projected premium;

•	the ceding company’s history of providing accurate estimates;

•	anticipated changes in the marketplace and the ceding company’s competitive position therein;

•	reported premiums to date; and

•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.

Proportional reinsurance contracts accounted for approximately 20%, 19%, and 22% of the Company’s gross premiums written during the years ended December 31, 2012, 2011, and 2010, respectively.

Premiums on the Company’s excess of loss and proportional reinsurance contracts are estimated at the time the business is underwritten. Accordingly, this is the amount the Company records as written premium in the period the reinsurance contracts is underwritten. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the original premium estimates and any adjustments to these estimates are recorded in the period in which they become known. The Company has not historically experienced material adjustments to its initial premium estimates for its excess of loss reinsurance contracts. For proportional contracts, as is customary in the reinsurance market, there is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company to the Company, either directly or through a reinsurance intermediary. This time lag can vary from one to several months or calendar quarters. In addition, uncertainty in premium estimates arises due to changes in renewal rates or rate of new business acceptances by the cedant insurance companies and changes in the rates being charged by cedants. Changes to original premium estimates for proportional contracts could be material and such adjustments may directly and significantly impact earnings in the period they are determined because the subject premium may be fully or substantially earned.

The Company’s historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 7%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 7% variation in the Company’s proportional premiums receivable, net as of December 31, 2012, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $0.8 million on the Company’s net income.

The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheet as of December 31, 2012 and 2011:

Classes of Coverage	Casualty	Property	Other specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2012
Proportional premiums receivable, net	$79,692	$103,191	$41,288	$224,171

As of December 31, 2011
Proportional premiums receivable, net	$96,001	$73,355	$44,555	$213,911

As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premiums receivable asset on our balance sheet. We actively monitor our premiums receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. At December 31, 2012, the Company has an allowance for estimated uncollectible premiums receivable of $3.4 million (2011 — $3.4 million).

Acquisition expenses are costs that vary with and are directly related to the successful production of new and renewal business, and consist principally of commissions and brokerage expenses. Acquisition expenses are shown net of commissions, other fees and expense allowances associated with and earned on ceded business. These costs are deferred and amortized over the periods in which the related premiums are earned.

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

The Company’s loss and loss expense reserves are reviewed regularly, and adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new loss and loss expense reserves or the adjustment of previously recorded loss and loss expense reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may not be reliably predicted, and it is possible that losses and loss expenses will be higher or lower than the total reserve for losses and loss expenses recorded by the Company.

Information Used in Determining the Reserve for Losses and Loss Expenses. In order to estimate the Company’s reserve for losses and loss expenses, management uses information either developed from internal or independent external sources, or pricing information created by the Company or provided to the Company by insureds and brokers at the time individual contracts and policies are bound. In addition, we use a commercially available risk analysis model, contract by contract review by our underwriting teams, other data and estimates provided by our clients, and, to a limited extent, overall market share assumptions to estimate our loss and loss expense reserves related to specific loss events.

Actuarial Methods Used to Estimate Loss and Loss Expense Reserves. The Company uses a variety of actuarial methods to estimate the ultimate losses and loss expenses incurred by the Company. One actuarial method used by the Company to estimate its reserve for losses and loss expenses is the expected loss ratio approach, which is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). Another actuarial method used by the Company is known as the Bornhuetter-Ferguson method. The Bornhuetter-Ferguson method uses an initial loss estimate (expected loss technique) for each accident year by business line and type of contract. Under this method, IBNR is set equal to the initial loss estimate multiplied by the expected percent of loss yet to be reported at each valuation date. In a given quarter, if reported losses are less than expected, then the difference would result in a decrease in estimated ultimate losses. If losses for the quarter are greater than expected, then the difference would result in an increase in estimated ultimate losses. Management uses these multiple actuarial methods, supplemented with its own professional judgment, to establish its best estimate of reserves for losses and loss expenses.

For the agriculture insurance line of business, loss reserves are established from initial loss notifications that are provided to our independent agents from insureds. Based on the information provided, the Company’s system establishes a loss reserve amount calculated from a formulaic model which includes historical experience, type of crop, and percent of liability. As actual claims are adjusted, outstanding reserves are adjusted to reflect the actual losses incurred.

The information gathered by the Company and the actuarial analyses performed on the gathered information is used to develop individual point estimates of carried loss and loss expense reserves for each of the Company’s business segments and underlying lines of business. These individual point estimates are then aggregated along with the case reserves for actual losses reported to reach the total reserve for losses and loss expenses carried on the Company’s consolidated financial statements. All of the Company’s loss reserving is currently performed on a point estimate basis. The Company does not utilize range estimation in its loss reserving process.

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. As the Company has accumulated its own loss reserve history, it has determined it is more appropriate to incorporate the Company’s actual loss experience. As of 2006, the Company determined that its own loss development history in relation to its agriculture, property, catastrophe, and other specialty lines of business had reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of business. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the agriculture and property lines of business in its Insurance segment and the catastrophe, property and other specialty lines of business in its Reinsurance segment for the year ended December 31, 2012. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves where appropriate.

Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2012 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:

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

•	historic loss development and trend experience is assumed to be indicative of future loss development and trends;

•	no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur; and

•

the terms of the contracts and policies we enter into with our insureds and cedants will be interpreted as intended, including those related to applicable aggregation limits and occurrence definitions.

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

Factors Creating Uncertainty in the Estimation of the Reserve for Losses and Loss Expenses. While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for losses and loss expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, including the Company’s casualty, property, catastrophe, and other specialty lines in the Reinsurance segment and the Company’s casualty and professional lines in the Insurance segment, which are discussed in detail below. In addition, the Company’s Reinsurance segment is subject to additional factors which add to the uncertainty of estimating loss and loss expense reserves. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating loss and loss expense reserves.

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

The inherent uncertainty of estimating the Company’s loss and loss expense reserves for its Reinsurance segment increases principally due to:

•	the delay between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;

•	the differing reserving practices among ceding companies;

•	the diversity of loss development patterns among different types of reinsurance treaties or contracts;

•	the Company’s need to rely on its ceding companies for loss information; and

•	the fact that reinsurance treaties typically cover a disproportionate amount of large and more complicated claims.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Findings are communicated as appropriate to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserves. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2012, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2012, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.

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

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity, short-term and equity portfolios. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed maturity, short-term and equity portfolios at December 31, 2012 were as follows:

Pricing services	12.0%
Index providers	74.5%
Broker/dealers	13.5%

Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2012, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.

Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2012, the Company has not adjusted any pricing provided by broker/dealers and has classified all such securities as Level 2.

As described above, independent pricing services, index providers and broker/dealers have their own method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and may have a material effect on the estimated fair values of the Company’s securities. If the Company determines that there has been a significant decrease in the volume and level of trading activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:

•	quantitative analysis (consisting of comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

•	comparing the fair value estimates to its knowledge of the current market.

Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed maturity, short-term and equity portfolios to determine whether any declines in the fair value below the amortized cost basis of these securities are other-than-temporary. If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes it down to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.

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

Other Investments. Other Investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. Other Investments consist of alternative funds and specialty funds. Alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies. Specialty funds currently include high yield loan and convertible debt funds. The carrying value of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

Goodwill. The Company is required to make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $90.9 million as of December 31, 2012.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company’s stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2012.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in our assumptions and resulting estimates could be material and have an adverse impact on our financial results of operations and liquidity. Any such differences are recorded in the period in which they become known. As of December 31, 2012, the Company had a net deferred income tax asset of $43.5 million (2011—$33.4 million), which includes a valuation allowance of $85.8 million (2011—$31.4 million).

Reclassifications. Certain comparative information has been reclassified to conform to current year presentation. The Company identified immaterial mis-classifications of certain tax and foreign exchange effects on the Company’s investment portfolio in the 2008 and 2009 financial statements. The Company reclassified these tax and foreign exchange effects on the investment portfolio between accumulated other comprehensive income and retained earnings within the Consolidated Balance Sheet for the year ended December 31, 2011. The reclassifications had no impact on earnings or total shareholders’ equity for the year ended December 31, 2011.

Recent Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. In addition, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing a quantitative impairment test.

ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard prospectively on October 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to report, in one location, information about reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI into net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes to the financial statements) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified into net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note to the financial statements).

ASU 2013-02 will be effective for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,549,026	$2,467,114	$2,053,236
Ceded premiums written	(519,531)	(487,293)	(289,492)

Net premiums written	2,029,495	1,979,821	1,763,744

Net premiums earned	2,013,900	1,931,393	1,741,113
Net investment income	173,326	147,037	200,358
Net realized and unrealized gains	72,139	31,671	22,488
Net impairment losses recognized in earnings (losses)	(847)	(3,520)	(3,944)
Other underwriting loss	(2,183)	(3,547)	(1,636)

Total revenues	2,256,335	2,103,034	1,958,379

Expenses
Net losses and loss expenses	1,520,995	1,632,666	1,038,100
Acquisition expenses	303,179	282,911	264,228
General and administrative expenses	235,689	264,152	241,920
Amortization of intangibles	10,347	11,213	10,460
Net foreign exchange gains	(15,911)	(7,422)	(2,989)
Interest expense	36,174	36,254	34,762
Income tax expense (benefit)	3,346	(23,006)	7,160

Total expenses	2,093,819	2,196,768	1,593,641

Net income (loss)	$162,516	$(93,734)	$364,738

Ratios
Net loss ratio	75.5%	84.6%	59.6%
Acquisition expense ratio	15.1%	14.6%	15.2%
General and administrative expense ratio	11.7%	13.7%	13.9%

Combined ratio	102.3%	112.9%	88.7%

Premiums

Gross premiums written in 2012 were $2,549.0 million, an increase of $81.9 million, or 3.3%, compared to 2011 and an increase of $495.8 million, or 24.1% compared to 2010. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(U.S. dollars in thousands)
United States	$2,023,082	$2,001,117	$1,598,335
Worldwide	291,545	259,707	239,912
Europe	121,363	106,070	102,574
Japan	36,392	37,610	40,608
Canada	17,248	17,103	17,674
Australasia	22,497	15,364	19,325
Other	36,899	30,143	34,808

Total gross premiums written	$2,549,026	$2,467,114	$2,053,236

Net premiums written in 2012 were $2,029.5 million, an increase of $49.7 million, or 2.5%, compared to 2011 and an increase of $265.8 million, or 15.1% compared to 2010. The change in net premiums written for 2012 compared to 2011 and 2010 was driven primarily by the following factors:

•	Growth in the Reinsurance segment where property premiums were higher due to new premiums and growth in renewals, particularly from the Company’s U.S., Zurich and Singapore offices;

•

Increased catastrophe premiums in the Reinsurance segment as a result of improved pricing during renewals together with reinstatement premiums recorded in relation to the catastrophe loss events experienced in 2011 and 2012;

•

Premiums in the agriculture line of the Insurance segment were higher compared to 2010 as a result of higher commodity prices and growth in policy count. Premiums declined modestly in 2012 compared to 2011 where the impact of lower commodity prices was partially offset by a higher policy count;

•

A decline in premiums in the property line of the Insurance segment compared to 2011 as the Company curtailed the underwriting of several insurance products in order to reallocate capital to more profitable lines of business; and

•	Decreased professional lines premiums in the Insurance segment compared to 2010 due to the non-renewal of a large program relationship.

Ceded premiums written by the Company increased in 2012 as compared to 2011 principally in the agriculture line of the Insurance segment as the Company increased the amount of reinsurance placed with the Federal Crop Insurance Corporation. In addition, the Company purchased additional protection in the catastrophe line of the Reinsurance segment while ceded premiums declined in the property line of the Insurance segment in line with the reduction in gross premiums. Ceded premiums were higher in 2012 than 2010 principally as a result of the growth in cessions in the agriculture line of the Insurance segment in line with the increase in gross premiums.

Net premiums earned in 2012 increased compared to 2011 and 2010 principally due to growth in net premiums written experienced over the last two years.

Net Investment Income

The components of net investment income for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(U.S. dollars in thousands)
Available for sale investments	$135,841	$160,580	$174,491
Other Investments	49,059	(694)	40,281
Cash and cash equivalents	1,616	924	490

	$186,516	$160,810	$215,262
Investment expenses	(13,190)	(13,773)	(14,904)

Net investment income	$173,326	$147,037	$200,358

The Company’s 2012 net investment income of $173.3 million represents an increase of 17.9% or $26.3 million as compared to 2011 and a decrease of 13.5% or $27.0 million as compared to 2010. Net investment income during 2012 included net mark to market gains of $49.1 million on Other Investments as compared to mark to market losses of $0.7 million in 2011 and mark to market gains of $40.3 million in 2010. Investment income generated by the Company’s available for sale investments decreased by $24.7 million in 2012 compared to 2011 and by $38.7 million compared to 2010 due to lower reinvestment rates. The cash and cash equivalents and investment (including pending investment settlements) balances as of December 31, 2012 increased 4.1% from 2011 and 6.1% from 2010. The increase in cash and cash equivalents and investments during 2012 and 2011 resulted from increases in market valuations of investments, positive net operating cash flows, and proceeds from the sale of investments. The decrease in investment expenses in 2012 compared to 2011 and 2010 was due to a change in the investment mix.

The annualized net earned yield, total return of the investment portfolio for the years ended December 31, 2012, 2011 and 2010 and market yield and portfolio duration as of December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Annualized net earned yield(1)	2.75%	2.41%	3.32%
Total return on investment portfolio(2)	4.70%	3.50%	5.54%
Market yield(3)	1.37%	1.93%	2.38%
Portfolio duration(4)	2.49 years	2.39 years	2.39 years

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

During 2012, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 66 basis point range, with a high of 1.20% and a low of 0.54%. Trading activity in the Company’s portfolio in 2012 included reductions in short term investments, U.S. government and agencies securities, government guaranteed corporate securities, and U.S. state and municipal securities, and increased allocations to residential mortgage-backed securities, foreign government bonds, corporate securities, commercial mortgage-backed securities, asset-backed securities, equity securities and Other Investments. The duration of the fixed maturity portfolio held at December 31, 2012 increased from 2.39 years at December 31, 2011 and 2010 to 2.49 years at December 31, 2012.

Net Realized and Unrealized Gains

The Company’s investment portfolio is managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for the year ended December 31, 2012 were $4,143.5 million compared to $3,034.9 million for the year ended December 31, 2011 and $3,422.5 million for the year ended December 31, 2010. Net realized investment gains increased in the year ended December 31, 2012 compared to 2011 and 2010 as the Company realized gains as a result of selling securities in order to reposition the portfolio to meet revised benchmarks for performance measurement and to fund accounts with new external investment managers. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$77,474	$50,884	$33,788
Gross realized losses on investment sales	(6,164)	(18,500)	(11,300)
Change in fair value of derivative financial instruments	829	(713)	—

Net realized and unrealized gains	$72,139	$31,671	$22,488

Net Impairment Losses Recognized in Earnings (Losses)

During 2012, 2011 and 2010, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. Net impairment losses recognized in earnings (losses) for the years ended December 31, 2012, 2011 and 2010 as a result of other-than-temporarily impaired securities were as follows:

	2012	2011	2010
	(U.S. dollars in thousands)
Other-than-temporary impairment losses	$(364)	$(2,659)	$(2,695)
Portion of loss recognized in other comprehensive income	(483)	(861)	(1,249)

Net impairment losses recognized in earnings (losses)	$(847)	$(3,520)	$(3,944)

For the years ended December 31, 2012, 2011 and 2010, the Company recorded $0.8 million, $3.5 million and $3.9 million of OTTI losses in earnings (losses), respectively. The other-than-temporary impairment losses recognized by the Company in 2012, 2011 and 2010 relating to specific credit events occurred primarily due to reductions in expected recovery values on mortgage and asset backed securities during the period, along with certain credit related downgrades in corporate securities.

Net Foreign Exchange Gains

During 2012, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange gains of $15.9 million compared to gains of $7.4 million for 2011 and gains of $3.0 million for 2010. The gains recorded in the current period resulted from a decrease in the value of Japanese Yen net liabilities as the U.S. dollar strengthened against the Yen over the period. In addition, foreign exchange gains were recognized in income as revaluations on investments recorded in other comprehensive income were realized. The net foreign exchange gains recorded in 2011 resulted from net gains realized as the U.S. dollar fluctuated over the year. The net foreign exchange gains recorded in 2010 resulted from the weakening of the U.S. dollar compared to other currencies over that period.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events.

The following table details the impact of the catastrophe related activity for the years ended December 31, 2012, 2011 and 2010.

2012		2011		2010
Event	Net Loss	Event	Net Loss	Event	Net Loss
		(U.S. dollars in millions)
Superstorm Sandy	$158.2	Hurricane Irene	$22.8	Chilean earthquake	$51.8
Windstorms in the U.S.	38.8	Thailand floods	76.5	New Zealand earthquake	18.0
Earthquake in Italy	9.4	Danish floods	32.0	Windstorm Xynthia	11.3
		Brushfires in Texas	6.0
		Tohuko, Japan earthquake and tsunami	114.3
		Christchurch, New Zealand earthquake	70.8
		Queensland, Australia floods	18.9
		Midwest U.S. tornadoes	71.6
		Multiple storms in the Midwest	53.8

	$206.4		$466.7		$81.1

For 2012, catastrophe related losses added 10.6 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 24.8 percentage points in 2011 and 4.8 percentage points in 2010. Additionally, the Company recorded higher reserves for attritional losses in the Insurance segment’s agriculture line in the year ended December 31, 2012 compared to 2011 and 2010 due to extreme drought conditions experienced in the U.S. Midwest in the second half of 2012.

During 2012, 2011 and 2010, the Company’s previously estimated ultimate losses for prior accident years were reduced by $120.2 million, $180.0 million and $126.8 million, respectively, as the loss emergence related to prior accident years was lower than expected. The overall net reduction in the Company’s estimated losses for prior accident years experienced in 2012 emerged across all lines of the Company’s Insurance segment and the catastrophe, casualty and other specialty lines of the Reinsurance segment.

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

Acquisition Expenses

The Company’s acquisition expense ratio increased in 2012 as compared to 2011 and was consistent with 2010. The change in acquisition expense ratio compared to 2011 resulted from the Reinsurance segment, which generally incurs a higher acquisition expense rate, accounting for a higher proportion of net premiums earned in 2012. In 2010 the Reinsurance segment accounted for a similar proportion of total net premiums earned as the current year resulting in a similar acquisition expense ratio.

General and Administrative Expenses

The Company’s general and administrative expense ratio for 2012 was lower than that of 2011 and 2010 as a result of increased earned premiums in the current year, lower compensation costs and an increase in third party commissions and expense reimbursement offsets in the agriculture line of the Insurance segment. Personnel costs were down particularly as a result of lower annual incentive expense. At December 31, 2012, the Company had a total of 881 employees as compared to 844 employees at December 31, 2011 and 820 employees at December 31, 2010.

Income Tax Expense (Benefit)

The Company incurred a tax expense for the year ended December 31, 2012 of $3.3 million compared to a tax benefit of $23.0 million and expense of $7.2 million for the years ended December 31, 2011 and 2010. The Company incurred a tax expense in 2012 compared to a benefit in 2011 due to a decrease in net losses experienced in its United States taxable jurisdictions. The tax expense recorded in 2010 was higher than the current year as a result of higher net income in the Company’s United States taxable jurisdictions in that year.

Net Income (Loss)

The Company produced net income of $162.5 million in 2012 compared to a net loss of $93.7 million in 2011 and net income of $364.7 million in 2010. The increase in net income compared to 2011 was primarily due to the decrease in catastrophe losses, improved investment returns and growth in net premiums earned, partially offset by agriculture insurance losses from the Midwestern drought. Net income was lower in 2012 than in 2010 due to the lower incidence of catastrophe and agriculture insurance losses in 2010.

Underwriting Results by Business Segment

The determination of the Company’s business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments – Insurance and Reinsurance.

One of the key measures used by management in assessing the Company’s underwriting performance is the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company’s historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by business segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses. Ceded reinsurance and recoveries are recorded within the segment to which they apply.

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,429,930	$1,469,798	$1,112,192
Ceded premiums written	(487,573)	(464,308)	(282,328)

Net premiums written	942,357	1,005,490	829,864

Net premiums earned	955,089	981,592	821,828
Other underwriting (loss) income	(2,684)	(3,368)	475

	952,405	978,224	822,303

Expenses
Net losses and loss expenses	855,941	765,119	558,040
Acquisition expenses	75,597	71,295	63,556
General and administrative expenses	125,108	146,115	123,335

	1,056,646	982,529	744,931

Underwriting (loss) income	$(104,241)	$(4,305)	$77,372

Ratios
Net loss ratio	89.6%	77.9%	67.9%
Acquisition expense ratio	7.9%	7.3%	7.7%
General and administrative expense ratio	13.1%	14.9%	15.0%

Combined ratio	110.6%	100.1%	90.6%

Premiums. Net premiums written in the Insurance segment decreased in 2012 by 6.3% compared to 2011 and increased 13.6% compared to 2010, respectively. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$903,730	$553,762	$901,746	$586,659	$567,461	$404,767
Casualty and other specialty	296,325	216,780	289,421	215,939	252,475	188,081
Professional lines	169,815	137,885	169,319	137,962	170,146	148,717
Property	60,060	33,930	109,312	64,930	122,110	88,299

Total	$1,429,930	$942,357	$1,469,798	$1,005,490	$1,112,192	$829,864

The change in the Insurance business segment net premiums written in 2012 compared to 2011 and 2010 was driven by the following factors:

•

Premiums in the agriculture line were higher compared to 2010 as a result of comparatively higher commodity prices and growth in policy count. Premiums declined modestly in 2012 compared to 2011 due to lower commodity prices, partially offset by a higher policy count;

•

A decline in premiums in the property line of the Insurance segment over the current period as the Company curtailed the underwriting of several insurance products in order to reallocate capital to more profitable lines of business;

•	Decreased professional lines premiums in the Insurance segment compared to 2010 due to the non-renewal of a large program relationship; and

•	An increase in the casualty and other line compared to 2010 primarily driven by growth in our contract binding authority business launched at the end of 2010.

Ceded premiums written by the Company in the Insurance segment increased in 2012 compared to 2011 and 2010 principally in the agriculture line as the Company increased the amount of reinsurance placed with the Federal Crop Insurance Corporation. Ceded premiums also increased across the current period in the casualty and other and professional lines in tandem with growth in gross premiums. The increases were partially offset by declines in the property line associated with the reduction in gross premiums in 2012.

Net premiums earned by the Company in the Insurance segment decreased in 2012 compared to 2011 and increased compared to 2010. The decrease against the prior year was primarily due to the decrease in net premiums written in the agriculture and property lines in the current year. The increase in 2012 over 2010 was primarily due to growth in net premiums written in the agriculture line compared to 2010.

Net Losses and Loss Expenses. The increase in the net loss ratio in the Company’s Insurance segment for the year ended December 31, 2012 compared to 2011 and 2010 was primarily driven by increased crop related losses experienced in the agriculture line resulting from the extreme drought conditions in the Midwest United States. In addition, losses incurred in the property line were higher in 2012 compared to the prior years as a result of catastrophe losses incurred from Superstorm Sandy in the fourth quarter.

The net loss ratio reflected lower favorable prior year loss reserve development recorded for 2012 as compared to 2011 and similar favorable prior year loss reserve development compared to 2010. Prior year loss reserves were reduced in 2012 by $46.2 million as compared to reductions of $70.8 million and $46.9 million for the years ended December 31, 2011 and 2010. All lines of business in the Company’s Insurance segment experienced net reductions in the Company’s estimated losses for prior accident years in 2012 as claims have not materialized as originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment for the year ended December 31, 2012 was comparable to 2011 and 2010.

General and Administrative Expenses. The Company’s general and administrative expense ratio in the Insurance segment for 2012 decreased compared to both 2011 and 2010. This was due to a decrease in annual incentive expense. In addition, the Company experienced higher third party commissions and expense reimbursement offsets during 2012.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,119,096	$997,316	$941,044
Ceded premiums written	(31,958)	(22,985)	(7,164)

Net premiums written	1,087,138	974,331	933,880

Net premiums earned	1,058,811	949,801	919,285
Other underwriting income (loss)	501	(179)	(2,111)

	1,059,312	949,622	917,174

Expenses
Net losses and loss expenses	665,054	867,547	480,060
Acquisition expenses	227,582	211,616	200,672
General and administrative expenses	110,581	118,037	118,585

	1,003,217	1,197,200	799,317

Underwriting income (loss)	$56,095	$(247,578)	$117,857

Ratios
Net loss ratio	62.8%	91.3%	52.2%
Acquisition expense ratio	21.5%	22.3%	21.8%
General and administrative expense ratio	10.4%	12.4%	12.9%

Combined ratio	94.7%	126.0%	86.9%

Premiums. Net premiums written in the Reinsurance segment increased in 2012 by 11.6% over 2011 and 16.4% over 2010, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$378,387	$351,140	$346,021	$329,081	$309,886	$305,617
Property	349,579	349,586	266,562	266,562	224,544	224,544
Casualty	283,313	282,073	277,495	276,697	294,030	293,222
Other specialty	107,817	104,339	107,238	101,991	112,584	110,497

Total	$1,119,096	$1,087,138	$997,316	$974,331	$941,044	$933,880

The change in the Reinsurance business segment net premiums written during 2012 compared to 2011 and 2010 was driven by the following factors:

•	Growth in the property line as a result of new premiums and growth in renewal premiums written by the Company’s U.S., Zurich and Singapore offices; and

•	Increased catastrophe premiums as a result of improved pricing together with reinstatement premiums recorded in relation to the catastrophe loss events experienced in 2011 and 2012.

Ceded premiums written by the Company in the Reinsurance segment amounted to $32.0 million in 2012 as compared to $23.0 million and $7.2 million in 2011 and 2010, respectively. The increase in ceded premiums in 2012 compared to 2011 and 2010 resulted from the Company entering into a new worldwide property catastrophe quota share retrocession contract in 2011 and increasing that protection in 2012.

Net premiums earned increased in 2012 compared to 2011 and 2010 primarily due to the growth in gross premiums written.

Net losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for 2012 decreased compared to 2011 and increased over 2010 primarily as a result of varying levels of catastrophe losses incurred across the three years.

The following table details the impact of the catastrophe related activity for the Reinsurance segment for the years ended December 31, 2012, 2011 and 2010.

2012		2011		2010
Event	Net Loss	Event	Net Loss	Event	Net Loss
(U.S. dollars in millions)
Superstorm Sandy	$123.2	Hurricane Irene	$13.2	Chilean earthquake	$51.8
Windstorms in the U.S.	38.8	Thailand floods	76.5	New Zealand earthquake	18.0
Earthquake in Italy	9.4	Danish floods	32.0	Windstorm Xynthia	11.3
		Brushfires in Texas	6.0
		Tohuko, Japan earthquake and tsunami	114.3
		Christchurch, New Zealand earthquake	70.8
		Queensland, Australia floods	18.9
		Midwest U.S. tornadoes	71.6
		Multiple storms in the Midwest	53.8

	$171.4		$457.1		$81.1

For 2012, catastrophe related losses added 17.3 percentage points to the Reinsurance segment’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 49.9 percentage points in 2011.

The Company experienced lower favorable loss reserve development in its Reinsurance segment in 2012 compared to 2011 and 2010. The 2012 favorable loss reserve development emerged from the segment’s catastrophe, casualty and other specialty lines of business. During 2012, 2011 and 2010, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $74.0 million, $109.2 million and $79.9 million, respectively. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2012 was comparable to 2011 and 2010.

General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in 2012, as compared to 2011 and 2010 reduced due to modest growth in net premiums earned and lower annual incentive compensation expense.

Investment Portfolio

The Company’s investment portfolio (including cash and cash equivalents) was valued at $6.6 billion as of December 31, 2012. The Company’s investment portfolio is comprised of cash, cash equivalents, fixed maturity investments, short-term investments, equity securities and Other Investments, comprised of alternative funds and specialty funds. Alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies. Specialty funds currently include high yield loan and convertible debt funds.

The following tables set forth the types of securities, amortized costs, fair values and related gross unrealized gains and losses of our fixed maturity, short term and equity investment portfolios as of December 31, 2012 and 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies securities	$718,992	$18,596	$(53)	$737,535
U.S. state and municipal securities	37,952	1,119	(177)	38,894
Foreign government securities	106,218	3,264	(145)	109,337
Government guaranteed corporate securities	62,782	1,682	—	64,464
Corporate securities	1,334,451	40,555	(1,335)	1,373,671
Residential mortgage-backed securities	1,252,468	30,426	(2,315)	1,280,579
Commercial mortgage-backed securities(1)	759,930	42,187	(1,536)	800,581
Asset-backed securities	455,803	7,985	(699)	463,089

Total fixed maturity investments	$4,728,596	$145,814	$(6,260)	$4,868,150
Short term investments	42,224	6	—	42,230

Total fixed income investments	$4,770,820	$145,820	$(6,260)	$4,910,380

Equity securities	$76,997	$10,621	$(621)	$86,997

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $27.7 million.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
	(U.S. dollars in thousands)
U.S. government and agencies securities	$1,218,069	$51,140	$(86)	$1,269,123
U.S. state and municipal securities	52,274	1,262	(19)	53,517
Foreign government securities	73,361	1,820	(184)	74,997
Government guaranteed corporate securities	349,447	2,531	(153)	351,825
Corporate securities	1,118,481	31,526	(10,108)	1,139,899
Residential mortgage-backed securities	1,053,078	33,250	(6,647)	1,079,681
Commercial mortgage-backed securities(1)	520,067	30,293	(3,070)	547,290
Asset-backed securities	316,212	2,336	(2,914)	315,634

Total fixed maturity investments	$4,700,989	$154,158	$(23,181)	$4,831,966
Short term investments	67,803	4	(5)	67,802

Total fixed income investments	$4,768,792	$154,162	$(23,186)	$4,899,768

Equity securities	$56,381	$4,162	$(776)	$59,767

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.2 million.

Fixed Maturity Investments

U.S. Government and Agencies Securities. U.S. government and agencies securities are comprised of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, Freddie Mac and Fannie Mae.

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

Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated A-/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate security in our portfolio represented less than 0.86% of the fixed income investments at December 31, 2012. We had minimal realized credit related losses during 2012.

Residential Mortgage-Backed Securities. The majority of the residential mortgage-backed securities in our investment portfolio are issued by Freddie Mac and Fannie Mae. The principal risks inherent in holding agency mortgage-backed securities are prepayment and extension risks, which will affect the timing of when principal cash flows will be received. Non-agency mortgage-backed securities also have credit risk should losses on the underlying collateral exceed the credit protection provided by subordinated tranches.

Commercial Mortgage-Backed Securities. Our commercial mortgage-backed securities (“CMBS”) portfolio is diversified both geographically and by the types of underlying properties. Our portfolio is primarily backed by office and retail and other commercial properties. We have limited exposure to lodging and industrial properties. The majority of commercial mortgage-backed securities in our portfolio are non-agency and in the super senior tranche with average credit support in excess of approximately 30.4%. The principal risks inherent in holding agency commercial mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows will be received. Non-agency CMBS also have credit risk should losses on the underlying collateral exceed the credit protection provided.

Asset-Backed Securities. Asset-backed securities are diversified both by type of collateral and issuer. The majority of our asset-backed securities are AAA-rated bonds backed by pools of automobile loan receivables, credit card receivables, student loans and other collateral originated by a variety of financial institutions. The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include performance of the underlying consumer or corporate loans, which act as collateral to these securities.

Short-term Investments

Short-term investments are investments which mature within no more than one year or no less than 90 days at the time of purchase. The Company’s short-term investments generally consist of U.S. government and agencies securities.

Equity Securities

Equity securities in the Company’s investment portfolio consist of publicly traded common and preferred stocks. Of the Company’s equity securities, 30.2% represent investments in an exchange traded fund that seeks to track the performance of a benchmark index of common stocks of companies that have a record of increasing dividends over time. A portion of our equity securities are comprised of shares of institutional mutual funds which are invested in emerging market debt, convertible bonds and other targeted strategies.

Investment Ratings

The investment ratings (provided by major rating agencies) for the fixed income investments held as of December 31, 2012 and 2011 and the percentage of our fixed income investments they represented at such date were as follows:

	December 31, 2012		December 31, 2011
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
	(U.S. dollars in thousands)
U.S. government and agencies securities	$737,535	15.0%	$1,269,123	25.9%
AAA / Aaa	993,277	20.2%	941,500	19.2%
AA / Aa(2)	1,821,250	37.1%	1,665,593	34.0%
A / A	993,307	20.2%	776,251	15.8%
BBB	219,017	4.5%	130,864	2.7%
Below BBB	143,198	2.9%	114,716	2.3%
Not rated	2,796	0.1%	1,721	0.1%

Total	$4,910,380	100.0%	$4,899,768	100.0%

(1)	The credit rating for each asset reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s. If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investor Service or Fitch Ratings is used.
(2)	Includes agency mortgage-backed securities of $1,223.5 million and $993.8 million at December 31, 2012 and 2011, respectively.

During 2012, the Company adjusted the composition of the investment portfolio as it sought to optimize risk adjusted return potential. As a result, the Company reduced its investment holdings in U.S. government and agencies securities, government guaranteed corporates, and U.S. state and municipal securities and increased its holdings in corporates and residential and commercial mortgage-backed securities.

The contractual maturity distribution for our fixed maturity portfolio held as of December 31, 2012 and 2011 was as follows:

	December 31, 2012		December 31, 2011
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$136,283	$137,567	$517,156	$520,755
Due after one year through five years	1,725,927	1,765,662	1,732,335	1,773,553
Due after five years through ten years	410,755	429,099	584,107	612,052
Due after ten years	29,654	33,803	45,837	50,803
Residential mortgage-backed securities	1,252,468	1,280,579	1,053,078	1,079,681
Commercial mortgage-backed securities	759,930	800,581	520,067	547,290
Asset-backed securities	455,803	463,089	316,212	315,634

Total	$4,770,820	$4,910,380	$4,768,792	$4,899,768

Other Investments

The Company’s investments in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”) are recorded on the Company’s balance sheet as “Other Investments.” As of December 31, 2012, our Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to the lesser of (x) 20% of total shareholders’ equity, or (y) $600 million. This restriction does not apply to investments in specialty funds which are typically long only structures. As of December 31, 2012, the Company had invested, net of capital returned, a total of $275.0 million in alternative funds. As of December 31, 2012, the market value of alternative funds represented $372.4 million or approximately 72.0% of Other Investments, and specialty funds represented $145.1 million or approximately 28.0% of Other Investments. As of December 31, 2012, our $517.5 million of Other Investments represented 7.9% of the Company’s investment portfolio.

Other Investments are accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the Other Investments, which in turn are established based upon the valuation criteria in the governing documents of the Other Investments. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the Other Investments. Due to a delay in the valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Many of the Other Investments are subject to restrictions on redemptions and sale that limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on our investments in the Other Investments are included in net investment income and totaled $49.1 million of gains, $0.7 million of losses and $40.3 million of gains for the years ended 2012, 2011 and 2010, respectively.

Investment Portfolio Management

We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management and the type of assignment, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.

Our investment returns for the years ended December 31, 2012, 2011 and 2010 were as follows:

Investment Returns	2012	2011	2010
	(U.S. dollars in thousands)
Net investment income (loss) from Other Investments	$49,059	$(694)	$40,281
Net investment income from available for sale investments and cash and cash equivalents (net of investment expenses)	124,267	147,731	160,077

Net investment income included in net income (loss)	173,326	147,037	200,358
Net realized and unrealized gains included in net income (loss)	72,139	31,671	22,488
Net impairment losses recognized in earnings (losses)	(847)	(3,520)	(3,944)
Net increase in unrealized gain included in other comprehensive income	12,761	20,073	96,049

Total net investment return	$257,379	$195,261	$314,951

During 2012, 2011 and 2010, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. In identifying such securities, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at the end of the applicable period. To the extent that the Company did not identify securities meeting these criteria, the Company then performed various analyses and reviews to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. As such, the Company recorded total other than temporary impairments of $0.8 million (2011—$3.5 million; 2010—$3.9 million) related to credit factors and recognized in earnings.

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

Sovereign Debt Exposure

The Company’s diversified portfolio of investments includes exposures to the debt of various European countries. The Company continuously monitors its exposures through review of its portfolio and has established investment guidelines that restrict the amount of investment exposure to any one issuer or country to depending on specific ratings of such issuer or country as stated by credit rating agencies. The Company has remained relatively consistent in its aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.), with $239.8 million of exposure at the beginning of 2012 and $247.1 million of exposure at the end of 2012.

The following table shows the fair value of the Company’s investments exposed to all countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2012. The amortized cost basis of these investments was not significantly different from their fair value at December 31, 2012. The Company determined the underlying exposure of the investment by reference to the risk country or parent risk country as published by a third party pricing service. The Company does not have any direct exposure to sovereign debt issued by Ireland, Greece or Portugal.

	Sovereign Exposure		Non-Sovereign Exposure
		Government	Corporate securities
Country	Foreign Government Securities	Guaranteed Corporate Securities	Financial	Non-Financial	Structured Securities(1)	Equity Securities	Gross Exposure
	(U.S. dollars in thousands)
Austria	$—	$517	$—	$—	$—	$—	$517
Belgium	—	—	—	2,596	—	—	2,596
Bermuda	—	—	—	215	—	—	215
Brazil	6,028	—	998	4,613	—	—	11,639
Cayman Islands	—	—	—	—	48,555	—	48,555
Chile	2,061	—	—	—	—	—	2,061
China	—	—	—	375	—	652	1,027
Finland	—	—	196	—	—	—	196
France	6,082	11,258	4,304	17,254	—	791	39,689
Germany	1,789	13,810	400	9,218	1,684	—	26,901
Hong Kong	—	—	—	4,854	—	1,091	5,945
Ireland	—	—	279	—	—	—	279
Israel	—	—	—	—	—	718	718
Italy	—	—	—	2,850	—	364	3,214
Japan	—	—	10,788	3,044	—	322	14,154
Republic of Korea	5,675	—	269	—	—	—	5,944
Luxembourg	—	—	—	1,953	211	—	2,164
Mexico	—	—	748	4,582	—	—	5,330
Netherlands	12,499	17,576	2,087	3,960	1,360	9,211	46,693
Philippines	—	—	—	—	—	693	693
Qatar	5,944	2,619	—	—	—	—	8,563
Russia	5,317	—	—	2,060	—	—	7,377
South Africa	—	—	—	353	—	—	353
European Supranational(2)	8,225	—	—	—	—	—	8,225
Taiwan	—	—	—	—	—	673	673
Thailand	—	—	—	—	—	1,030	1,030
United Arab Emirates	2,336	—	—	—	—	—	2,336

Total	$55,956	$45,780	$20,069	$57,927	$51,810	$15,545	$247,087

(1)	Structured securities includes residential non-agency mortgage-backed securities, commercial non-agency mortgage-backed securities, and asset-backed securities.
(2)	European Supranational securities are issued by entities formed by two or more central governments to promote economic development for the member countries, such as the World Bank, the European Bank for Reconstruction and Development and the European Investment Bank.

The following table shows the fair value as of December 31, 2012 based on the ratings of the securities held by country of risk in those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2012:

Country	AAA	AA	A	BBB	Below BB	NR	Total
	(U.S. dollars in thousands)
Austria	$—	$517	$—	$—	$—	$—	$517
Belgium	—	—	2,596	—	—	—	2,596
Bermuda	—	—	—	—	215	—	215
Brazil	—	—	4,030	7,429	180	—	11,639
Cayman Islands	22,506	26,049	—	—	—	—	48,555
Chile	—	—	2,061	—	—	—	2,061
China	—	—	—	—	375	652	1,027
Finland	196	—	—	—	—	—	196
France	—	28,779	9,717	402	—	791	39,689
Germany	14,812	2,445	8,744	—	900	—	26,901
Hong Kong	—	—	4,854	—	—	1,091	5,945
Ireland	—	—	—	279	—	—	279
Israel	—	—	—	—	—	718	718
Italy	—	—	—	2,647	203	364	3,214
Japan	—	3,044	10,788	—	—	322	14,154
Republic of Korea	—	—	5,675	269	—	—	5,944
Luxembourg	211	—	—	—	1,953	—	2,164
Mexico	—	—	5,330	—	—	—	5,330
Netherlands	33,281	2,221	10,762	—	429	—	46,693
Philippines	—	—	—	—	—	693	693
Qatar	—	3,987	4,576	—	—	—	8,563
Russia	—	—	711	6,666	—	—	7,377
South Africa	—	—	—	—	353	—	353
European Supranational	8,225	—	—	—	—	—	8,225
Taiwan	—	—	—	—	—	673	673
Thailand	—	—	—	—	—	1,030	1,030
United Arab Emirates	—	2,336	—	—	—	—	2,336

Total	$79,231	$69,378	$69,844	$17,692	$4,608	$6,334	$247,087

On February 22, 2013, Moody’s downgraded the sovereign ratings of the United Kingdom from “Aaa” to “Aa1”. The Company had sovereign and non-sovereign securities of the United Kingdom with a total fair value of $182.0 million at December 31, 2012. If this downgrade had been in effect at December 31, 2012, total fair value of securities in the above table with the following ratings would have increased by:

•	“AAA” rating, $84.1 million;

•	“AA” rating, $8.1 million;

•	“A” rating, $85.9 million;

•	“BBB” rating, $2.8 million; and

•	“Below BBB” rating, $1.1 million.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments held within certain alternative funds in its Other Investments. The Company has one investment in the Other Investments category in a hedge fund with a primary focus on European indebtedness, principally focused on the declining value of European sovereign indebtedness. The Company’s initial investment in the fund was $20.0 million and its fair market value as of December 31, 2012 was in excess of that amount. The remainder of the Company’s investment within its Other Investments do not have a primary investment focus on Europe or the sovereign indebtedness of lower rated nations outside of Europe. The Company has no unfunded European exposures.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2012, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $623.1 million without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2012, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2013 without the prior approval of the applicable insurance regulator. At December 31, 2012, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $4.3 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2012, Endurance U.K. did not have retained profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets as of December 31, 2012 totaled $6.6 billion compared to aggregate invested assets of $6.3 billion as of December 31, 2011. The increase in invested assets since December 31, 2011 resulted from collections of premiums on insurance policies and reinsurance contracts, investment income, and the change in market value of invested assets offset in part by losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, interest and dividends paid, and the repurchase of the Company’s ordinary shares.

As of December 31, 2012 and 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $224.4 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2012 and 2011, the Company had also pledged $380.0 million and $517.2 million of its cash and fixed maturity investments to meet collateral obligations for $320.4 million and $447.3 million in secured letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2012 and 2011, cash and fixed maturity investments with fair values of $280.0 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of nil and $7.6 million were on deposit with Canadian regulators, respectively.

Cash Flows

	2012	2011	2010
	(U.S. dollars in thousands)
Net cash provided by operating activities	$272,834	$281,285	$407,174
Net cash provided by investing activities	56,936	238,105	6,185
Net cash used in financing activities	(97,576)	(234,102)	(331,862)
Effect of exchange rate changes on cash and cash equivalents	911	(4,226)	(589)

Net increase in cash and cash equivalents	233,105	281,062	80,908
Cash and cash equivalents, beginning of year	890,914	609,852	528,944

Cash and cash equivalents, end of year	$1,124,019	$890,914	$609,852

Our cash and cash equivalents increased $233.1 million to $1,124.0 million at December 31, 2012, compared to $890.9 million at December 31, 2011, and $609.9 million at December 31, 2010.

Cash flows provided by operating activities. Cash flows provided by operating activities for the year ended December 31, 2012 were $272.8 million compared to $281.3 million for the year ended December 31, 2011 and $407.2 million for the year ended December 31, 2010. The decrease in cash flows provided by operating activities in 2012 compared to 2010 was primarily due to higher claim payments which was partially offset by increased premium collections.

Cash flows provided by investing activities. During the twelve months ended December 31, 2012, cash flows provided by investing activities were $56.9 million, compared to $238.1 million for 2011 and $6.2 million in 2010. The Company actively manages its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The cash flows provided by investing activities in 2012 were lower than in 2011 due to a decrease in net proceeds from available for sale investments and an absence of positive cash flows from securities lending collateral received, partially offset by a decrease in net purchases of Other Investments. Net cash flows provided by investing activities were higher in 2012 compared to 2010 due to an increase in net proceeds from available for sale investments partially offset by higher net purchases of Other Investments.

Cash flows used in financing activities. The Company’s cash flows used in financing activities for the twelve months ended December 31, 2012 were $97.6 million, compared to $234.1 million and $331.9 million in 2011 and 2010, respectively. The 2012 cash flows used in financing activities decreased compared to 2011 and 2010 principally due to the decrease in ordinary share repurchase activity.

During 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015 (2011: $0.5 million; 2010: nil). On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of Endurance. The aggregate repurchase price for the shares and the options was $321.5 million. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase of these shares primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments. The repurchase did not impact the disclosed dividend payment capacity of Endurance Bermuda as of December 31, 2012.

Credit Facility. On April 19, 2012 the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2012, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $320.4 million.

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

Contractual Obligations. At December 31, 2012, letters of credit totaling $320.4 million were outstanding, $198.5 million face value of 6.15% Senior Notes due October 15, 2015 (the “6.15% Senior Notes”) were outstanding and $335.0 million face value of 7% Senior Notes due July 15, 2034 (the “7% Senior Notes”) were outstanding.

The Company’s contractual obligations as of December 31, 2012 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses	$4,240,876	$1,703,624	$1,216,373	$548,594	$772,285
6.15% Senior Notes	198,500	—	198,500	—	—
Interest on 6.15% Senior Notes	36,623	12,208	24,415	—	—
7% Senior Notes	335,000	—	—	—	335,000
Interest on 7% Senior Notes	515,900	23,450	46,900	46,900	398,650
Investment commitments(1)	29,483	29,483	—	—	—
Operating lease obligations(2)	117,932	16,332	27,509	20,353	53,738

Total	$5,474,314	$1,785,097	$1,513,697	$615,847	$1,559,673

(1)	The Company entered into investment agreements to invest additional amounts in Other Investments.
(2)	The Company leases office space and office equipment under various operating leases.

The Company expects to fund these estimated obligations noted in the table above through operating cash flows and existing cash and investments.

The following table summarizes the components of our capital resources at December 31, 2012 and 2011:

	2012	2011
	(U.S. dollars in thousands)
Senior notes	$527,195	$528,001
Preferred shares	430,000	430,000
Common shareholders equity	2,280,597	2,181,165

Total capital resources(1)	$3,237,792	$3,139,166

Ratio of debt to total capital resources	16.3%	16.8%

Ratio of debt plus preferred shares to total capital resources	29.6%	30.5%

(1)	The Company also has credit facility capacity of $379.6 million and $727.7 million as at December 31, 2012 and 2011, respectively.

Credit Facility. As of December 31, 2012 and 2011, the Company had $320.4 million and $447.3 million, respectively, of letters of credit outstanding under the Credit Facility and no revolving loans outstanding. The Company was in compliance with all covenants contained in the Credit Facility as of December 31, 2012.

Senior Notes. On October 17, 2005, Endurance Holdings issued $200.0 million principal amount of 6.15% Senior Notes due October 15, 2015. The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%. Endurance Holdings used net proceeds from the offering to repay a $143.5 million revolving loan then outstanding under the Company’s then existing credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes. During 2012 and 2011, the Company repurchased $1.0 million and $0.5 million, respectively, of its 6.15% Senior Notes.

On July 15, 2004, the Company issued $250.0 million principal amount of 7% Senior Notes due July 15, 2034. On March 23, 2010, the Company issued an additional $85.0 million principal amount of 7% Senior Notes. The additional 7% Senior Notes issued have terms identical to the previously issued notes in the series, other than the date of issue, the initial purchase price to the public and the first interest payment date. The additional 7% Senior Notes trade interchangeably with and vote together with, the previously issued 7% Senior Notes. The 7% Senior Notes were offered by the underwriters at a price of 99.108% (original issuance) and 94.976% (additional issuance) of their principal amount, providing an effective yield to investors of 7.072% (original issuance) and 7.449% (additional issuance).

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

At December 31, 2012, the carrying value of the Senior Notes stood at $527.2 million while the fair value as determined by quoted market valuation was $592.7 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2012.

Given that the Company’s Senior Notes and the 2012 Credit Facility contain cross default provisions, the risk exists that the holders of the Senior Notes and the lenders under the Credit Facility may declare such debt due and payable, which could result in an acceleration of all debt due under both the Senior Notes and the Credit Facility. If this were to occur, the Company may not have funds sufficient to repay any or all of such indebtedness.

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

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares, Series B Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings’ common equity securities, a liquidating distribution in the amount of $25.00 per Series A Preferred Share and per Series B Preferred Share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares, Series B Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.

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

On an ongoing basis, the Company expects its internally generated funds, together with borrowings available under the Credit Facility, capital generated from the offering and sale of its Senior Notes, Series A Preferred Shares, Series B Preferred Shares and ordinary shares, to be sufficient to operate its business. However, there can be no assurance that the Company will not incur additional indebtedness or issue additional equity or hybrid securities in order to implement its business strategy or pay claims.

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K which was valued at £96.9 million as of December 31, 2012 ($157.5 million in U.S. dollars). Endurance U.K. is subject to the United Kingdom’s Financial Services Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.‘s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

For the year ended December 31, 2012, 13.5% of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2012 were approximately 38%, 3% and 12%, respectively. As of December 31, 2012, the Company’s principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $203.3 million and $60.1 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $225.0 million and $140.2 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $20.0 million increase or decrease in the net assets held by the Company at December 31, 2012.

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

The Company’s reserving actuaries, who are independent of the Company’s business units, review the Company’s loss and loss expense reserves on a quarterly basis for both current and prior accident years using the most current claims data. These reserve reviews incorporate a variety of actuarial methods and judgments, including the three most common methods of actuarial evaluation used within the insurance industry: the expected loss ratio method; the Bornhuetter-Ferguson method; and the loss development method. The expected loss ratio approach is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). The Bornhuetter-Ferguson method uses an initial loss estimate (expected loss technique) for each accident year by business line and type of contract. Under this method, IBNR is set equal to the initial loss estimate multiplied by the expected percent of loss yet to be reported at each valuation date. In a given quarter, if reported losses are less than expected, then the difference would result in a decrease in estimated ultimate losses. If losses for the quarter are greater than expected, then the difference would result in an increase in estimated ultimate losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by the Company. The Company uses these multiple methods, supplemented with its own actuarial and professional judgment, to establish its best estimate of loss and loss expense reserves.

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

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2012 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$582,772	$(9,304)	$573,468
Casualty and other specialty	164,884	(17,702)	147,182
Professional lines	101,607	(6,043)	95,564
Property	52,864	(13,137)	39,727

Total Insurance	902,127	(46,186)	855,941

Reinsurance segment:
Catastrophe	164,181	(30,414)	133,767
Property	251,473	270	251,743
Casualty	219,187	(18,965)	200,222
Other specialty	104,184	(24,862)	79,322

Total Reinsurance	739,025	(73,971)	665,054

Totals	$1,641,152	$(120,157)	$1,520,995

Losses and loss expenses for the year ended December 31, 2012 include $120.2 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2012 year benefited the Company’s 2012 reported loss ratio by approximately 6.0 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company’s reserve categories within both the Insurance and Reinsurance segments.

For the year ended December 31, 2012, as part of the Company’s periodic review of key parameters and in order to recognize accumulated historical experience and other relevant industry information, the Company adjusted the initial expected loss ratios for a number of business units within the Insurance and Reinsurance segments. Within the Insurance segment, initial expected loss ratios were lowered for historical years for the casualty and other specialty and professional lines of business, and raised for the workers’ compensation line of business that is included in the casualty and other specialty line of business. Within the Reinsurance segment, initial expected loss ratios were lowered for historical years for the catastrophe line of business.

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2011 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$519,869	$(34,574)	$485,295
Casualty and other specialty	148,285	(3,481)	144,804
Professional lines	119,759	(13,986)	105,773
Property	47,985	(18,738)	29,247

Total Insurance	835,898	(70,779)	765,119

Reinsurance segment:
Catastrophe	389,186	$(61,339)	327,847
Property	275,886	(4,514)	271,372
Casualty	225,049	(20,604)	204,445
Other specialty	86,625	(22,742)	63,883

Total Reinsurance	976,746	(109,199)	867,547

Totals	$1,812,644	$(179,978)	$1,632,666

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

For the year ended December 31, 2011, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2011 for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Agriculture. The favorable loss emergence within the agriculture insurance line of business during 2012 and 2011 resulted from lower than anticipated agriculture claims settlements for the 2011 and 2010 crop years, respectively.

Casualty and other specialty. The favorable loss emergence within the casualty and other specialty insurance line of business during 2012 and 2011 was primarily due to lower than expected claims activity within the healthcare liability line of business. This favorable loss emergence was partially offset by adverse development within the workers’ compensation line of business for 2012 and the casualty and workers’ compensation lines of business in 2011. The Company exited the workers’ compensation line of business in 2009.

Professional lines. The favorable loss emergence within the professional line of business during 2012 and 2011 was primarily due to lower than expected claims activity.

Property. The favorable loss emergence within the property line of business during 2012 and 2011 was primarily due to lower than expected reported claim emergence.

Reinsurance

Catastrophe. The Company recorded favorable loss emergence within the catastrophe line of business during 2012 and 2011 primarily due to lower than expected claims activity.

Property. The Company recorded a modest amount of unfavorable prior period development within the property line of business during 2012 primarily due to higher than expected claims reported for 2011 loss events. The Company recorded favorable prior period development within the property line of business during 2011 primarily due to lower than expected claims reported.

Casualty. The Company recorded favorable prior period development within the casualty line of business during 2012 and 2011 primarily due to lower than expected claims reported.

Other specialty. The Company recorded favorable loss emergence within the other specialty line of business during 2012 and 2011 due to lower than expected claims reported.

Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2012:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$392,457	$71,586	$464,043
Casualty and other specialty	308,611	944,289	1,252,900
Professional lines	110,441	386,819	497,260
Property	54,196	18,653	72,849

Total Insurance	865,705	1,421,347	2,287,052

Reinsurance segment:
Catastrophe	201,105	97,223	298,328
Property	281,681	133,779	415,460
Casualty	296,494	679,982	976,476
Other specialty	119,261	144,299	263,560

Total Reinsurance	898,541	1,055,283	1,953,824

Totals	$1,764,246	$2,476,630	$4,240,876

Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2011:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$203,844	$51,757	$255,601
Casualty and other specialty	311,241	871,166	1,182,407
Professional lines	93,136	348,764	441,900
Property	31,408	26,227	57,635

Total Insurance	639,629	1,297,914	1,937,543

Reinsurance segment:
Catastrophe	207,311	130,990	338,301
Property	164,318	169,630	333,948
Casualty	273,068	671,691	944,759
Other specialty	137,544	132,129	269,673

Total Reinsurance	782,241	1,104,440	1,886,681

Totals	$1,421,870	$2,402,354	$3,824,224

Selected quarterly activity in the reserve for losses and loss expenses for the years ended December 31, 2012 and 2011 is summarized as follows:

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,	Year Ended December 31,
	2012	2012	2012	2012	2012
	(U.S. dollars in thousands)
Incurred related to:
Current year	$279,668	$365,449	$463,165	$532,870	$1,641,152
Prior years	(16,901)	(19,552)	(55,642)	(28,062)	(120,157)

Total incurred	$262,767	$345,897	$407,523	$504,808	$1,520,995

Paid related to:
Current year	$(5,096)	$(37,237)	$(114,996)	$(450,922)	$(608,251)
Prior years	(148,548)	(199,049)	(240,736)	(11,327)	(599,660)

Total paid	$(153,644)	$(236,286)	$(355,732)	$(462,249)	$(1,207,911)

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,	Year Ended December 31,
	2011	2011	2011	2011	2011
	(U.S. dollars in thousands)
Incurred related to:
Current year	$450,558	$406,751	$501,104	$454,231	$1,812,644
Prior years	(48,705)	(44,781)	(44,413)	(42,079)	(179,978)

Total incurred	$401,853	$361,970	$456,691	$412,152	$1,632,666

Paid related to:
Current year	$(2,958)	$(66,741)	$(251,364)	$(529,069)	$(850,132)
Prior years	(180,454)	(151,826)	(131,822)	(156,029)	(620,131)

Total paid	$(183,412)	$(218,567)	$(383,186)	$(685,098)	$(1,470,263)

The following table represents the development of GAAP balance sheet reserve for losses and loss expenses, net of losses and loss expenses recoverable, for 2002 through December 31, 2012. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate.

The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. All amounts reflect the conversion from the original currency of the underlying business if not initially denominated in U.S. dollars. The data in the table has been restated using the rate of exchange to U.S. dollars as of December 31, 2012. Information presented herein may differ materially from that reported in the Company’s financial statements due to differences in foreign currency exchange rates.

Years Ended Dec. 31,	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(U.S. dollars in thousands)
Gross reserve for losses and loss expenses	$200,840	$833,158	$1,549,661	$2,603,590	$2,701,686	$2,892,224	$3,235,456	$3,157,026	$3,319,927	$3,824,224	$4,240,876
Less: Loss recoverable	—	(1,442)	(12,203)	(17,248)	(44,244)	(187,354)	(557,834)	(467,664)	(319,349)	(666,928)	(774,942)

Net reserve for losses and loss expenses	$200,840	$831,716	$1,537,458	$2,586,342	$2,657,442	$2,704,870	$2,677,622	$2,689,362	$3,000,578	$3,157,296	$3,465,934
Net reserve estimated as of:
1 year later	164,923	695,036	1,374,996	2,528,603	2,498,055	2,548,330	2,526,733	2,562,560	2,820,600	3,037,139	—
2 years later	143,295	629,925	1,305,424	2,467,734	2,356,210	2,464,893	2,396,200	2,436,531	2,682,900	—	—
3 years later	153,179	607,614	1,256,798	2,371,899	2,277,847	2,284,478	2,317,976	2,335,969	—	—	—
4 years later	147,977	589,425	1,199,472	2,321,813	2,119,160	2,192,337	2,217,402	—	—	—	—
5 years later	140,225	568,421	1,152,412	2,194,657	2,054,334	2,090,463	—	—	—	—	—
6 years later	136,086	544,127	1,076,060	2,147,534	1,954,417	—	—	—	—	—	—
7 years later	124,048	513,050	1,058,305	2,073,443	—	—	—	—	—	—	—
8 years later	111,547	501,355	1,012,268	—	—	—	—	—	—	—	—
9 years later	112,547	487,945	—	—	—	—	—	—	—	—	—
10 years later	111,795	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy
(deficiency)	89,045	343,771	525,190	512,899	703,025	614,407	460,220	353,393	317,678	120,157	—
Cumulative paid losses
1 year later	39,165	123,640	301,331	693,222	622,650	551,227	461,925	640,256	640,733	587,793	—
2 years later	56,250	188,090	453,748	1,124,087	936,609	847,370	869,676	987,811	996,244	—	—
3 years later	60,727	242,082	571,482	1,350,659	1,149,942	1,120,959	1,112,563	1,247,360	—	—	—
4 years later	76,490	285,628	648,098	1,497,155	1,288,152	1,272,474	1,316,074	—	—	—	—
5 years later	77,353	319,675	707,349	1,598,234	1,362,882	1,404,424	—	—	—	—	—
6 years later	85,835	345,409	755,261	1,644,793	1,447,727	—	—	—	—	—	—
7 years later	92,937	375,517	801,820	1,696,369	—	—	—	—	—	—	—
8 years later	94,946	389,177	833,004	—	—	—	—	—	—	—	—
9 years later	95,590	407,789	—	—	—	—	—	—	—	—	—
10 years later	102,214	—	—	—	—	—	—	—	—	—	—

The following table reconciles cumulative paid losses per the table above to the cumulative paid losses reported in the Company’s audited financial statements.

Years Ended December 31,	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(U.S. dollars in thousands)
Cumulative paid losses	$39,165	$123,640	$301,331	$693,222	$622,650	$551,227	$461,925	$640,256	$640,733	$587,793
Cumulative paid losses due to foreign exchange	1,367	(348)	6,683	32,522	45,705	30,478	8,597	(9,631)	3,489	11,827

Cumulative paid losses excluding the impact of foreign exchange	$40,532	$123,292	$308,014	$725,744	$668,355	$581,705	$470,522	$630,625	$644,222	$599,620

Potential Variability in Reserves for Losses and Loss Expenses

The Company’s estimated reserve for losses and loss expenses can change over time due to unexpected changes in the external business environment in which the Company operates or changes in internal Company operations. For a discussion of the factors which can contribute to uncertainty in the reserving process and volatility in the reserve for losses and loss expenses, see “Critical Accounting Estimates – Reserves for Losses and Loss Expenses” above.

Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2012. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen to demonstrate the impact on the Company’s loss and loss expense reserves of variation in key inputs and, as described below, may not be reflective of actual changes in loss and loss expense reserves.

Insurance

Agriculture

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(3.2)%	(2.3)%	(1.5)%
Unchanged(1)	(0.9)%	—%	0.9%
10% Slower	1.4%	2.4%	3.4%

Casualty and other specialty

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(14.7)%	(9.2)%	(3.6)%
Unchanged	(6.2)%	—%	6.2%
10% Slower	1.7%	8.2%	14.7%

Professional lines

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(13.9)%	(8.3)%	(2.7)%
Unchanged	(6.2)%	—%	6.2%
10% Slower	(1.9)%	4.5%	11.0%

Property

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(10.8)%	(6.4)%	(2.0)%
Unchanged	(4.9)%	—%	4.9%
10% Slower	(2.7)%	2.2%	7.2%

Reinsurance

Catastrophe

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(8.8)%	(5.8)%	(2.7)%
Unchanged	(3.4)%	—%	3.4%
10% Slower	1.4%	5.0%	8.6%

Property

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(8.9)%	(6.5)%	(4.2)%
Unchanged	(2.7)%	—%	2.7%
10% Slower	8.2%	11.0%	13.9%

Casualty

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(13.2)%	(8.7)%	(4.2)%
Unchanged	(5.0)%	—%	5.0%
10% Slower	5.3%	10.7%	16.1%

Other specialty

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(10.8)%	(7.2)%	(3.6)%
Unchanged	(4.0)%	—%	4.0%
10% Slower	4.1%	8.3%	12.5%

(1)	Reporting pattern changes are not applicable to the agricultural business as it is typically settled at an established time each year.

Each of the impacts set forth in the tables above is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts set forth above and add them together in an attempt to estimate volatility for the Company’s loss and loss expense reserves in total. The Company believes the assumed variations in loss and loss expense reserves set forth in the tables above represents a reasonable estimate of the possible loss and loss expense reserve variations that may occur in the future. It is important to note that the variations set forth in the tables above are not meant to be a “best-case” or “worst-case” series of scenarios, and therefore, it is possible that future variations may be more or less than the amounts set forth above.

Ceded Reinsurance

Ceded premiums written were $519.5 million for the year ended December 31, 2012, $487.3 million for the year ended December 31, 2011 and $289.5 million for the year ended December 31, 2010. The increase in ceded premiums written was due to decreased retentions in our U.S. insurance operations, specifically related to the agriculture and casualty and other specialty lines. The Company’s U.S. and Bermuda insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by this segment. Our agriculture line of business participates in a crop reinsurance program sponsored by the U.S. federal government. Excess reinsurance coverage is often purchased in relation to the property insurance line to protect against catastrophic events.

At December 31, 2012 and 2011, the Company had reinsurance recoverables of $774.9 million and $666.9 million, respectively, related to its ceded reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded related to the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. The Company has an allowance of $0.1 million for estimated uncollectible reinsurance recoverable balances at December 31, 2012 (2011—$0.1 million). The balance of losses recoverable at December 31, 2012 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2012
(U.S. dollars in thousands)
U.S. government sponsored program	$423,803
A+ and above	214,358
A	125,694
A- and below	1,486
Not rated	9,601

Total	$774,942

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

The Company’s intangible assets and goodwill are tested at least annually for impairment and more often if a triggering event is deemed to have occurred. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units identified include the agriculture line of the Insurance segment, the remaining Insurance segment lines of business, and the Reinsurance segment. The fair value of the reporting unit is impacted by the performance of the business. The Company primarily uses discounted cash flow analyses to estimate fair value. There have been no significant changes in the Company’s methodologies from the prior year. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income.

During the fourth quarter of 2012, the Company performed its annual impairment testing of goodwill. The Company has two primary sources of goodwill – goodwill obtained from a renewal rights transaction completed in 2003 with HartRe and goodwill obtained from the Company’s acquisition of ARMtech in 2007. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe goodwill and the agriculture line of business of the Insurance segment in relation to the ARMtech goodwill. The Company primarily used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both reporting units noted. As a result of the impairment testing, no write-downs were deemed necessary at December 31, 2012 and 2011.

Income Taxes

The Company is subject to income taxes on the operations of its subsidiaries and branch offices in the United States, United Kingdom, Switzerland, Singapore and Canada. The Canadian branch office was closed during the fourth quarter of 2012. The Company is not required to pay any income or capital gains taxes on its operations in Bermuda.

The Company’s income tax (expense) benefit was as follows for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
	(U.S. dollars in thousands)
Current income tax (expense) benefit	$(5,029)	$13,518	$(28,556)
Deferred income tax benefit	1,683	9,488	21,396

Income tax (expense) benefit	$(3,346)	$23,006	$(7,160)

Of the 2012 current income tax (expense) benefit, $(4.6) million related to taxes incurred in the United States (2011 – $12.7 million; 2010 – $(27.7) million). Of the deferred income tax benefit, $1.6 million related to deferred income tax benefits in the United States (2011 – $9.6 million; 2010 – $21.4 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.

Income tax paid in 2012 totaled $1.6 million. The Company received refunds and paid income taxes totaling $15.7 million and $24.3 million for the years ended December 31, 2011 and 2010, respectively. Net operating loss carryforwards in the amount of $161.4 million, $25.5 million, $39.0 million, and $28.9 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carry forwards expire through 2019 and 2032, respectively.

The Company’s income (loss) before income taxes was distributed as follows for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
	(U.S. dollars in thousands)
U.S. (domestic)	$(186,882)	$(125,752)	$88,147
Non-U.S. (foreign)	352,744	9,012	283,751

Pre-tax income (loss)	$165,862	$(116,740)	$371,898

Gross premiums written and earned by our non-U.S. and U.S. operations generally do not bear a proportionate relationship to the respective pre-tax income (loss) of these operations. The disproportionate relationship between gross premium written and net income (loss) between our operations occurs as a result of various factors, including but not limited to the differences in the underlying type of business underwritten, the underwriting profitability attributable to such business, and the applicable investment income generated.

Pre-tax income (loss) for our non-U.S. operations was favorable compared to U.S. operations for the year ending December 31, 2012 and 2011 because our U.S. operations were impacted by losses resulting from severe drought conditions within our agriculture line of business which is underwritten by ARMtech. Pre-tax income for our non-U.S. operations was higher compared to our U.S. operations for the year ending December 31, 2010 primarily as a result of the more volatile catastrophe business underwritten in our non-U.S. operations during 2010 being relatively free of losses and thus generating higher levels of net underwriting income than our U.S. operations, which underwrite less volatile business and as a result produce lower levels of net underwriting income in benign loss years. In addition, our non-U.S. operations hold a substantial amount of our invested assets and thus a larger portion of the Company’s investment income is earned in our non-U.S. operations as compared to our U.S. operations.

The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2012, the Internal Revenue Service (“IRS”), the Canada Revenue Agency, the Inland Revenue Authority of Singapore and Her Majesty’s Revenue and Customs in the United Kingdom conducted audits and inquiries of income tax returns of the Company’s U.S. subsidiary, former Canadian branch, Singapore branch, and U.K. subsidiary, respectively. The audit and inquiry results were immaterial to the operations of the Company. None of the Company’s other operating subsidiaries or branch operations are under an examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2008—2012. As of December 31, 2012 and 2011, the Company had no uncertain tax positions.

Deferred Tax Assets and Liabilities

The Company is subject to income taxes in certain jurisdictions in which the Company operates; however, since the majority of the Company’s income is currently earned in Bermuda, a jurisdiction with no corporate income tax, the tax impact to the Company’s operations has historically been minimal. In 2012, the Company generated cumulative losses before income taxes in its subsidiaries, which generated a consolidated 2.0% effective income tax rate. In 2011, certain subsidiaries of the Company in the U.S. generated losses, largely contributing to the Company’s income tax benefit.

The Company’s balance sheet at December 31, 2012 contains a net deferred tax asset in the amount of $43.5 million (2011—$33.4 million deferred tax asset). The current year net deferred tax asset consists of gross deferred tax assets of $188.3 million, gross deferred tax liabilities of $59.0 million and a valuation allowance against certain operating loss carryforwards of $85.8 million (2011—$31.4 million). Of the Company’s gross deferred tax assets, $72.5 million (2011—$41.6 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s subsidiaries. The Company’s net operating losses may be carried forward indefinitely in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carryforwards expire in 2019 and 2032, respectively.

The 2012 valuation allowance was established against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The valuation allowance in 2011 was established against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The increase in the valuation allowance was charged to the Company’s income tax expense during 2012. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been fairly stated as at December 31, 2012. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following is a discussion of our primary market risk exposures at December 31, 2012. Our policies to address these risks in 2012 were not materially different from 2011. The Company believes that it is principally exposed to nine types of market risk: interest rate risk, liquidity risk, foreign currency risk, investment and reinsurance counterparty credit risk, equity price risk, derivative counterparty credit risk, derivative interest rate risk, and inflation.

Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities to create a match of assets and liabilities. The target duration of the assets comprising the fixed maturity portfolio was approximately 2.75 years throughout 2012 and remains the target at December 31, 2012. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2012, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed maturity portfolio of $6,034.4 million at December 31, 2012 would have been as follows:

	Interest Rate Shift in Basis Points
December 31, 2012	-100	-50	-	50	100
	(U.S. dollars in millions)
Total market value	$6,123.7	$6,091.2	$6,034.4	$5,967.2	$5,896.3
Market value change from base	1.48%	0.94%	—%	(1.11)%	(2.29)%
Change in unrealized value	$89.3	$56.8	$—	$(67.2)	$(138.1)

In addition, we consider the effect of credit spread movements on the market value of our fixed maturity investments, short-term investments and certain of our Other Investments that invest in fixed maturity securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed maturity securities falls, and the converse is also true.

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the Company’s cash and fixed maturity portfolio at December 31, 2012:

	Credit Spread Shift in Basis Points
December 31, 2012	-100	-50	-	50	100
	(U.S. dollars in millions)
Total market value	$6,132.6	$6,083.2	$6,034.4	$5,985.0	$5,936.2
Market value change from base	1.63%	0.81%	—%	(0.82)%	(1.63)%
Change in unrealized value	$98.2	$48.8	$—	$(49.4)	$(98.2)

Another method used by the Company to evaluate investment portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the investment portfolio loss for this year period is expected to be less than or equal to 1.89% at December 31, 2012.

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

Foreign Currency Risk. The Company has made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, the Company enters into reinsurance and insurance contracts for which it is obligated to pay losses in currencies other than U.S. dollars. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. The Company may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on its results of operations. The Company will attempt to manage its foreign currency risk by seeking to match its liabilities under insurance and reinsurance contracts that are payable in foreign currencies with investments that are denominated in such currencies. The Company purchases assets which are matched in currency to its case reserves at or shortly after the time such reserves are established. The investment portfolio will at times have non-U.S. dollar exposure hedged back to U.S. dollars. As part of its asset-liability matching strategy, the Company may also consider the use of hedges when it becomes aware of probable significant losses that will be paid in non-U.S. dollar currencies. For liabilities incurred in currencies other than those listed above, U.S. dollars are converted to the currency of the loss at the time of claims payment. As a result, the Company may, from time to time, experience losses resulting from fluctuations in the value of foreign currencies.

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

For the year ended December 31, 2012, 13.5% of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2012 were approximately 38%, 3% and 12%, respectively. As of December 31, 2012, the Company’s principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $203.3 million and $60.1 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $225.0 million and $140.2 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $20.0 million increase or decrease in the net assets held by the Company at December 31, 2012.

Investment Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, equity securities and Other Investments. The Company’s risk management strategy and Investment Policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit its credit exposure by investing the fixed maturity portfolio primarily in investments rated A-/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to 0.86% of its fixed maturity portfolio.

The following table summarizes the fair value composition of the Company’s fixed maturity investments and short-term investments by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at December 31, 2012. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities(1)	Asset- backed securities(1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$21,223	$521,423	$184,073	$10,816	$—	$—	$737,535
AAA / Aaa	5,134	184,638	25,851	5,401	468,596	303,657	993,277
AA / Aa	55,952	221,349	11,676	893	1,381,499	149,881	1,821,250
A / A	50,397	679,727	134,545	8,480	117,668	2,490	993,307
BBB	3,783	126,428	29,530	3,016	54,233	2,027	219,017
Below BBB	790	31,445	43,257	4,865	57,807	5,034	143,198
Not rated	288	652	167	332	1,357	—	2,796

Total	$137,567	$1,765,662	$429,099	$33,803	$2,081,160	$463,089	$4,910,380

(1)

The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 2.68 and 1.07, respectively, as of December 31, 2012. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

Credit Risk of Reinsurance Counterparties. In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. The Company relies on reinsurance within its insurance businesses in order to manage risk accumulations. The Company continues not to rely heavily on retrocessional reinsurance, but strategically purchases coverage across the entire portfolio to reduce exposure to the risk of a severe catastrophe event or occurrence of multiple significant catastrophe events. When reinsurance or retrocessional reinsurance is purchased, the Company requires its reinsurers to have strong financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable at December 31, 2012 was $774.9 million. At December 31, 2012, the Company had an allowance of $0.1 million for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2012 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2012
(U.S. dollars in thousands)
U.S. government sponsored program	$423,803
A+ and above	214,358
A	125,694
A- and below	1,486
Not rated	9,601

Total	$774,942

Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities (fair market value of $87.0 million) at December 31, 2012. These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio excluding perpetual preferred equities has a beta of 0.65 in comparison to the S&P 500 Index.

In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company’s equity securities. These scenarios would result in approximate decreases in the fair market value of the Company’s equity securities of $5.7 million and $11.4 million, respectively. As we designate all equities as available-for-sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20%	%	10%	%	December 31,	10%	%	20%	%
	decrease	change	decrease	change	2012	increase	change	increase	change
	(U.S. dollars in thousands)
Equities	$(11,372)	(13.07)%	$(5,686)	(6.54)%	$86,997	$5,686	6.54%	$11,372	13.07%
Total invested assets(1)	$(11,372)	(0.17)%	$(5,686)	(0.09)%	$6,566,617	$5,686	0.09%	$11,372	0.17%
Shareholders’ equity	$(11,372)	(0.42)%	$(5,686)	(0.21)%	$2,710,597	$5,686	0.21%	$11,372	0.42%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.

The changes described above do not take into account any potential mitigating impact from the Company’s fixed income or Other Investments portfolios or the impact of taxes.

Derivative Counterparty Credit Risk. In addition to the Company’s exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities, Other Investments, and the Company’s exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt of payment of margin. At December 31, 2012, the Company’s absolute notional value of derivative contracts was $86.2 million, while the net asset position of those derivative contracts was $13.0 million.

Derivative Interest Rate Risk. The Company uses interest rate futures, swaps and swaptions within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. We account for these derivatives at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations.

The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in market value of our net position in swaptions, credit default swaps and interest rate swaps of approximately $1.3 million at December 31, 2012. Credit spreads are assumed to remain constant in these hypothetical examples.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited Endurance Specialty Holdings Ltd.‘s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Endurance Specialty Holdings Ltd.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.‘s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 28, 2013

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(In thousands of United States dollars except share amounts)

	DECEMBER 31, 2012	DECEMBER 31, 2011
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,728,596 and $4,700,989 at December 31, 2012 and 2011, respectively)	$4,868,150	$4,831,966
Short-term investments, available for sale at fair value (amortized cost: $42,224 and $67,803 at December 31, 2012 and 2011, respectively)	42,230	67,802
Equity securities, available for sale at fair value (cost: $76,997 and $56,381 at December 31, 2012 and 2011, respectively)	86,997	59,767
Other investments	517,546	432,658

Total investments	5,514,923	5,392,193
Cash and cash equivalents	1,124,019	890,914
Premiums receivable, net	601,952	544,017
Insurance and reinsurance balances receivable	105,663	92,710
Deferred acquisition costs	168,252	166,049
Prepaid reinsurance premiums	166,702	149,670
Losses recoverable	774,942	666,928
Accrued investment income	27,166	29,708
Goodwill and intangible assets	172,000	181,828
Deferred tax asset	43,501	33,355
Net receivable on sales of investments	9,144	77,821
Other assets	86,708	67,422

Total assets	$8,794,972	$8,292,615

LIABILITIES
Reserve for losses and loss expenses	$4,240,876	$3,824,224
Reserve for unearned premiums	965,244	932,108
Deposit liabilities	22,220	26,887
Reinsurance balances payable	110,843	189,488
Debt	527,339	528,118
Net payable on purchases of investments	81,469	55,243
Other liabilities	136,384	125,382

Total liabilities	6,084,375	5,681,450

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2011 – $430,000)	17,200	17,200
Common shares
Ordinary – 43,116,394 issued and outstanding (2011 – 43,086,834)	43,116	43,087
Additional paid-in capital	527,915	526,910
Accumulated other comprehensive income	152,463	130,392
Retained earnings	1,969,903	1,893,576

Total shareholders’ equity	2,710,597	2,611,165

Total liabilities and shareholders’ equity	$8,794,972	$8,292,615

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(In thousands of United States dollars, except share and per share amounts)

	2012	2011	2010
Revenues
Gross premiums written	$2,549,026	$2,467,114	$2,053,236
Ceded premiums written	(519,531)	(487,293)	(289,492)

Net premiums written	2,029,495	1,979,821	1,763,744
Change in unearned premiums	(15,595)	(48,428)	(22,631)

Net premiums earned	2,013,900	1,931,393	1,741,113
Net investment income	173,326	147,037	200,358
Net realized and unrealized investment gains	72,139	31,671	22,488
Total other-than-temporary impairment losses	(364)	(2,659)	(2,695)
Portion of loss recognized in other comprehensive income	(483)	(861)	(1,249)

Net impairment losses recognized in earnings (losses)	(847)	(3,520)	(3,944)
Other underwriting loss	(2,183)	(3,547)	(1,636)

Total revenues	2,256,335	2,103,034	1,958,379

Expenses
Net losses and loss expenses	1,520,995	1,632,666	1,038,100
Acquisition expenses	303,179	282,911	264,228
General and administrative expenses	235,689	264,152	241,920
Amortization of intangibles	10,347	11,213	10,460
Net foreign exchange gains	(15,911)	(7,422)	(2,989)
Interest expense	36,174	36,254	34,762

Total expenses	2,090,473	2,219,774	1,586,481

Income (loss) before income taxes	165,862	(116,740)	371,898
Income tax (expense) benefit	(3,346)	23,006	(7,160)

Net income (loss)	162,516	(93,734)	364,738
Preferred dividends	(32,750)	(24,125)	(15,500)

Net income (loss) available (attributable) to common and participating
common shareholders	$129,766	$(117,859)	$349,238

Comprehensive income (loss)
Net income (loss)	$162,516	$(93,734)	$364,738
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of applicable deferred income taxes in 2012—$6,155; 2011—($6,914); 2010—($4,482))	88,987	39,805	108,862
Portion of other-than-temporary impairment losses recognized in other comprehensive income (net of applicable deferred income taxes in 2012—$16; 2011—$69; 2010—nil)	467	792	1,249
Reclassification adjustment for net realized gains and net impairment losses included in net income (loss)	(70,538)	(27,438)	(18,544)
Foreign currency translation adjustments	3,067	(1,268)	(5,232)
Reclassification adjustment for net losses on derivatives designated as cash flow hedge included in net income (loss)	88	88	88

Other comprehensive income	22,071	11,979	86,423

Comprehensive income (loss)	$184,587	$(81,755)	$451,161

Per share data
Basic earnings (losses) per common share	$3.00	$(2.95)	$6.73

Diluted earnings (losses) per common share	$3.00	$(2.95)	$6.38

Dividend per common share	$1.24	$1.20	$1.00

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands of United States dollars)

	2012	2011	2010
Preferred shares
Balance, beginning of year	17,200	8,000	8,000
Issuance of series B, non-cumulative preferred shares	—	9,200	—

Balance, end of year	$17,200	$17,200	$8,000

Common shares
Balance, beginning of year	43,087	47,218	55,116
Issuance of common shares, net of forfeitures	280	3,360	775
Repurchase of common shares	(251)	(7,491)	(8,673)

Balance, end of year	43,116	43,087	47,218

Additional paid-in capital
Balance, beginning of year	526,910	613,915	929,577
Issuance of common shares, net of forfeitures	2,820	23,329	6,606
Issuance of series B, non-cumulative preferred shares	—	214,822	—
Issuance of restricted share units in lieu of dividends	—	—	(65)
Public offering and registration costs	—	(586)	63
Repurchase of common shares and share equivalents	(9,754)	(333,313)	(329,394)
Settlement of equity awards	(3,272)	(6,074)	(5,209)
Stock-based compensation expense	11,211	14,817	12,337

Balance, end of year	527,915	526,910	613,915

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of year	9,609	10,877	16,109
Foreign currency translation adjustments	3,067	(1,268)	(5,232)

Balance, end of year	12,676	9,609	10,877

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of year	122,815	109,656	18,089
Net unrealized holding gains arising during the period, net of reclassification adjustment	18,449	12,367	90,318
Other-than-temporary impairment losses during the year	467	792	1,249

Balance, end of year	141,731	122,815	109,656

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(2,032)	(2,120)	(2,208)
Net change from current period hedging transactions, net of reclassification adjustment	88	88	88

Balance, end of year	(1,944)	(2,032)	(2,120)

Total accumulated other comprehensive income	152,463	130,392	118,413

Retained earnings
Balance, beginning of year	1,893,576	2,060,607	1,762,600
Net income (loss)	162,516	(93,734)	364,738
Issuance of restricted share units in lieu of dividends	—	—	65
Dividends on preferred shares	(32,750)	(24,125)	(15,500)
Dividends on common shares	(53,439)	(49,172)	(51,296)

Balance, end of year	1,969,903	1,893,576	2,060,607

Total shareholders’ equity	$2,710,597	$2,611,165	$2,848,153

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands of United States dollars)

	2012	2011	2010
Cash flows provided by operating activities:
Net income (loss)	$162,516	$(93,734)	$364,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	26,077	17,878	9,365
Amortization of other intangibles and depreciation	22,678	24,023	20,565
Net realized and unrealized investment gains	(72,139)	(31,671)	(22,488)
Net impairment losses recognized in earnings (losses)	847	3,520	3,944
Deferred taxes	(5,828)	(9,324)	(20,707)
Stock-based compensation expense	11,211	14,817	12,337
Equity in (earnings) losses of other investments	(49,059)	694	(40,281)
Premiums receivable, net	(57,935)	251,710	(243,510)
Insurance and reinsurance balances receivable	(12,953)	(60,828)	(18,751)
Deferred acquisition costs	(2,203)	(11,565)	(7,505)
Prepaid reinsurance premiums	(17,032)	(41,693)	12,964
Losses recoverable	(108,014)	(347,579)	148,315
Accrued investment income	2,542	3,226	(2,567)
Other assets	8,830	5,690	7,918
Reserve for losses and loss expenses	416,652	504,297	162,901
Reserve for unearned premiums	33,136	89,954	9,593
Deposit liabilities	(4,667)	(5,618)	(10,133)
Reinsurance balances payable	(78,645)	(39,904)	8,425
Other liabilities	(3,180)	7,392	12,051

Net cash flows provided by operating activities	272,834	281,285	407,174

Cash flows provided by investing activities
Proceeds from sales of available for sale investments	4,143,528	3,034,880	3,422,539
Proceeds from maturities and calls on available for sale investments	943,445	1,086,854	1,302,183
Proceeds from the redemption of other investments	79,225	14,493	15,183
Purchases of available for sale investments	(4,964,345)	(3,870,547)	(4,733,421)
Purchases of other investments	(115,054)	(71,193)	(202)
Net settlements of other assets	(15,123)	(457)	—
Purchases of fixed assets	(13,221)	(11,254)	(6,160)
Change in securities lending collateral received	—	59,886	7,027
Net cash paid for subsidiary acquisition	(1,519)	(4,557)	(964)

Net cash flows provided by investing activities	56,936	238,105	6,185

Cash flows used in financing activities
Issuance of common shares	2,935	26,489	7,209
Issuance of series B, non-cumulative preferred shares	—	224,022	—
Repurchase of common shares	(10,005)	(344,272)	(338,510)
Change in securities lending payable	—	(59,886)	(7,082)
Settlement of equity awards	(3,272)	(6,074)	(5,209)
Offering and registration costs paid	—	(586)	(2,064)
Proceeds from issuance of debt	972	847	81,872
Repayments and repurchases of debt	(2,017)	(1,345)	(1,277)
Dividends on preferred shares	(32,750)	(24,125)	(15,500)
Dividends on common shares	(53,439)	(49,172)	(51,301)

Net cash flows used in financing activities	(97,576)	(234,102)	(331,862)

Effect of exchange rate changes on cash and cash equivalents	911	(4,226)	(589)

Net increase in cash and cash equivalents	233,105	281,062	80,908
Cash and cash equivalents, beginning of year	890,914	609,852	528,944

Cash and cash equivalents, end of year	$1,124,019	$890,914	$609,852

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

Endurance Specialty Holdings Ltd. (“Endurance Holdings”) was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries:

Operating Subsidiaries	Domicile
Endurance Specialty Insurance Ltd. (“Endurance Bermuda”)	Bermuda
Endurance Worldwide Insurance Limited (“Endurance U.K.”)	England
Endurance Reinsurance Corporation of America (“Endurance U.S. Reinsurance”)	Delaware
Endurance American Insurance Company (“Endurance American”)	Delaware
Endurance American Specialty Insurance Company (“Endurance American Specialty”)	Delaware
Endurance Risk Solutions Assurance Co. (“Endurance Risk Solutions”)	Delaware
American Agri-Business Insurance Company (“American Agri-Business”), managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, “ARMtech”)	Texas

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

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24-month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period.

In addition to the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. For proportional reinsurance contracts, the Company estimates premium, commissions and related expenses based on broker and ceding company estimates and also utilizes judgment in establishing proportional reinsurance contract estimates.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

(a)	Premiums and related expenses, cont’d.

Premiums on the Company’s excess of loss and proportional reinsurance contracts are estimated at the time the business is underwritten. Accordingly, this is the amount the Company records as written premium in the period the reinsurance contract is underwritten. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the original premium estimates and any adjustments to these estimates are recorded in the period in which they become known.

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

The Company uses a variety of actuarial methods to estimate the ultimate losses and loss expenses incurred by the Company. One actuarial method used by the Company to estimate reserves for losses and loss expenses is the expected loss ratio approach, which is based on expected results independent of current loss reporting activity. This approach is typically used for immature loss periods (i.e., the current accident year). Another actuarial method used by the Company to estimate reserves for losses and loss expenses is known as the Bornhuetter-Ferguson method. The Bornhuetter-Ferguson method uses an initial loss estimate (expected loss technique) for each accident year by business line and type of contract. Under this method, IBNR is set equal to the initial loss estimate multiplied by the expected percent of loss yet to be reported at each valuation date. In a given quarter, if reported losses are less than expected, then the difference would result in a decrease in estimated ultimate losses. If losses are greater than expected, then the difference would result in an increase in estimated ultimate losses. A third actuarial method used by the Company to estimate reserves for losses and loss expenses is known as the loss development method. The loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by the Company. Management uses these multiple actuarial methods, supplemented with professional judgment, to establish the best estimate of reserves for losses and loss expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

(b)	Reserve for losses and loss expenses, cont’d.

The Company’s loss and loss expense reserves are reviewed regularly, and adjustments, if any, are reflected in earnings in the period in which they become known. The establishment of new loss and loss expense reserves or the adjustment of previously recorded loss and loss expense reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While management believes the Company’s estimate of loss and loss expense reserves is reasonable, the ultimate loss experience may not be reliably predicted, and it is possible losses and loss expenses may be materially different than the total reserve for losses and loss expenses recorded by the Company.

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

The Company currently classifies its fixed maturity investments, short-term investments and equity securities as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its available-for-sale investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:

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

If the Company has the intent to sell an available for sale security or it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.

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

Other investments within the Company’s investment portfolio, which are comprised of (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”) are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative and specialty funds, our investments in those funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

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

Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company’s stock price relative to both its book value and its net income (loss).

(g)	Offering and registration costs

Offering and registration costs incurred in connection with equity offerings, including investment banking fees and legal fees, are deducted from the proceeds of the offerings.

(h)	Foreign exchange

Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at weighted average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income, net of applicable deferred income taxes. Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting net foreign exchange gains and losses included in earnings (losses). Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

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

The Company may use various derivative instruments such as foreign exchange forward, future and option contracts; interest rate futures, swaps, swaptions, and options; credit default swaps; commodity futures and options; weather swaps and options; and to-be-announced mortgage-backed securities to manage exposure to interest rate and currency risk, to enhance the efficiency of the investment portfolio, to economically hedge certain risks, and as part of its weather risk management business. These contracts do not qualify, and are not designated, as hedges. Thus, changes in fair value and any realized gains (losses) are recognized in net realized and unrealized gains, net foreign exchange gains, or other underwriting loss in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Margin balances required of counterparties are included in cash and cash equivalents. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by the counterparty and are reported accordingly in other assets and other liabilities in the Consolidated Balance Sheets.

(j)	Income taxes

The Company accounts for income taxes for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The accounting guidance allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax expense (benefit).

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

The two-class method utilized by the Company is an earnings allocation formula that determines earnings (losses) per share for the holders of Endurance Holdings’ ordinary shares (also referred to as “common shares”) and participating common shares, which includes unvested restricted shares that receive cash dividends, according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income (loss) available (attributable) to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

(l)	Earnings per share, cont’d.

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

2.	Summary of significant accounting policies, cont’d.

(p)	Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. In addition, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing a quantitative impairment test.

ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard prospectively on October 1, 2012. This standard did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to report, in one location, information about reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI into net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes to the financial statements) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified into net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note to the financial statements).

ASU 2013-02 will be effective for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments

Composition of Net Investment Income and Invested Assets

The components of net investment income for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Available for sale investments	$135,841	$160,580	$174,491
Other investments	49,059	(694)	40,281
Cash and cash equivalents	1,616	924	490

	$186,516	$160,810	$215,262
Investment expenses	(13,190)	(13,773)	(14,904)

Net investment income	$173,326	$147,037	$200,358

The following table summarizes the composition of the investment portfolio by investment type at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$4,868,150	74.2%	$4,831,966	76.6%
Cash and cash equivalents(1)	1,051,694	16.0%	913,492	14.5%
Other investments(2)	517,546	7.9%	432,658	6.9%
Short term investments	42,230	0.6%	67,802	1.1%
Equity securities	86,997	1.3%	59,767	0.9%

Total	$6,566,617	100.0%	$6,305,685	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at December 31, 2012 and 2011. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	December 31, 2012		December 31, 2011
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$737,535	15.0%	$1,269,123	25.9%
AAA/Aaa	993,277	20.2%	941,500	19.2%
AA/Aa	1,821,250	37.1%	1,665,593	34.0%
A/A	993,307	20.2%	776,251	15.8%
BBB	219,017	4.5%	130,864	2.7%
Below BBB	143,198	2.9%	114,716	2.3%
Not rated	2,796	0.1%	1,721	0.1%

Total	$4,910,380	100.0%	$4,899,768	100.0%

(1)	The credit rating for each asset reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings is used.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of December 31, 2012 and 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$136,283	$137,567	$517,156	$520,755
Due after one year through five years	1,725,927	1,765,662	1,732,335	1,773,553
Due after five years through ten years	410,755	429,099	584,107	612,052
Due after ten years	29,654	33,803	45,837	50,803
Residential mortgage-backed securities	1,252,468	1,280,579	1,053,078	1,079,681
Commercial mortgage-backed securities	759,930	800,581	520,067	547,290
Asset-backed securities	455,803	463,089	316,212	315,634

Total	$4,770,820	$4,910,380	$4,768,792	$4,899,768

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments”. At December 31, 2012 and 2011, the Company had invested, net of capital returned, a total of $394.5 million and $336.3 million, respectively, in other investments. At December 31, 2012 and 2011, the carrying value of other investments was $517.5 million and $432.7 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of December 31, 2012 and 2011:

December 31, 2012	Market Value	Unfunded Commitments	Ineligible for Redemption in 2013
Alternative funds
Hedge funds	$337,200	$—	$61,161
Private investment funds	35,219	29,483	35,219

Total alternative funds	372,419	29,483	96,380

Specialty funds
High yield loan funds	105,886	—	—
Convertible debt funds	39,241	—	—

Total specialty funds	145,127	—	—

Total other investments	$517,546	$29,483	$96,380

December 31, 2011	Market Value	Unfunded Commitments	Ineligible for Redemption in 2012
Alternative funds
Hedge funds	$293,418	$—	$43,250
Private investment funds	16,408	18,061	16,408

Total alternative funds	309,826	18,061	59,658

Specialty funds
High yield loan funds	97,894	—	23,940
Convertible debt funds	24,938	—	—

Total specialty funds	122,832	$—	$23,940

Total other investments	$432,658	$18,061	$83,598

Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 82% of the hedge fund portfolio, with the remainder over the following two years.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Private investment funds – The Company generally has no right to redeem its interest in any of these private investment partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership.

High yield loan funds – There are generally no restrictions on the Company’s right to redeem its interest in high yield loan funds with the exception of certain redemption frequency and notice requirements. The redemption frequency of these funds ranges from monthly to quarterly with notice periods from 30 to 90 days.

Convertible debt funds – There are generally no restrictions on the Company’s right to redeem its interest in convertible debt funds with the exception of certain redemption frequency and notice requirements. The redemption frequency of these funds is monthly with a required notice period of 5 days.

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings (losses) using the first in and first out method. The analysis of net realized and unrealized investment gains for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Gross realized gains on investment sales	$77,474	$50,884	$33,788
Gross realized losses on investment sales	(6,164)	(18,500)	(11,300)
Change in fair value of derivative financial instruments(1)	829	(713)	—

Net realized and unrealized investment gains	$72,139	$31,671	$22,488

(1) For additional information on the Company’s derivative financial instruments, see Note 8.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit OTTI losses on the Company’s securities classified as available for sale at December 31, 2012 and 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
December 31, 2012	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$718,992	$18,596	$(53)	$737,535	$—
U.S. state and municipal securities	37,952	1,119	(177)	38,894	—
Foreign government securities	106,218	3,264	(145)	109,337	—
Government guaranteed corporate securities	62,782	1,682	—	64,464	—
Corporate securities	1,334,451	40,555	(1,335)	1,373,671	—
Residential mortgage-backed securities	1,252,468	30,426	(2,315)	1,280,579	(5,884)
Commercial mortgage-backed securities(1)	759,930	42,187	(1,536)	800,581	(53)
Asset-backed securities	455,803	7,985	(699)	463,089	—

Total fixed maturity investments	$4,728,596	$145,814	$(6,260)	$4,868,150	$(5,937)
Short-term investments	42,224	6	—	42,230	—

Total fixed income investments	$4,770,820	$145,820	$(6,260)	$4,910,380	$(5,937)

Equity securities	$76,997	$10,621	$(621)	$86,997	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $27.7 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2012, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.4 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
December 31, 2011	Cost	Gains	Losses	Fair Value	OTTI (2)
U.S. government and agencies securities	$1,218,069	$51,140	$(86)	$1,269,123	$—
U.S. state and municipal securities	52,274	1,262	(19)	53,517	—
Foreign government securities	73,361	1,820	(184)	74,997	—
Government guaranteed corporate securities	349,447	2,531	(153)	351,825	—
Corporate securities	1,118,481	31,526	(10,108)	1,139,899	—
Residential mortgage-backed securities	1,053,078	33,250	(6,647)	1,079,681	(7,932)
Commercial mortgage-backed securities(1)	520,067	30,293	(3,070)	547,290	(75)
Asset-backed securities	316,212	2,336	(2,914)	315,634	—

Total fixed maturity investments	$4,700,989	$154,158	$(23,181)	$4,831,966	$(8,007)
Short-term investments	67,803	4	(5)	67,802	—

Total fixed income investments	$4,768,792	$154,162	$(23,186)	$4,899,768	$(8,007)

Equity securities	$56,381	$4,162	$(776)	$59,767	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.2 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2011, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $1.5 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2012 and 2011, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(53)	$48,570	$—	$—	$(53)	$48,570
U.S. state and municipal securities	(177)	6,905	—	—	(177)	6,905
Foreign government securities	(139)	23,157	(6)	4,870	(145)	28,027
Corporate securities	(1,305)	245,232	(30)	1,849	(1,335)	247,081
Residential mortgage-backed securities	(1,920)	327,473	(395)	7,511	(2,315)	334,984
Commercial mortgage-backed securities	(474)	79,125	(1,062)	11,625	(1,536)	90,750
Asset-backed securities	(94)	53,471	(605)	8,123	(699)	61,594

Total fixed maturity investments	$(4,162)	$783,933	$(2,098)	$33,978	$(6,260)	$817,911
Short-term investments	—	—	—	—	—	—

Total fixed income investments	$(4,162)	$783,933	$(2,098)	$33,978	$(6,260)	$817,911

Equity securities	$(581)	$9,384	$(40)	$387	$(621)	$9,771

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2012.

As of December 31, 2012, 403 available for sale securities were in an unrealized loss position aggregating $6.9 million. Of those, 55 securities with aggregated unrealized losses of $2.1 million at December 31, 2012 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2011	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
U.S. government and agencies securities	$(86)	$23,488	$—	$—	$(86)	$23,488
U.S. state and municipal securities	(19)	6,146	—	—	(19)	6,146
Foreign government securities	(114)	12,565	(70)	4,592	(184)	17,157
Government guaranteed corporate securities	(70)	25,157	(83)	8,232	(153)	33,389
Corporate securities	(9,949)	233,894	(159)	5,784	(10,108)	239,678
Residential mortgage-backed securities	(734)	77,079	(5,913)	93,170	(6,647)	170,249
Commercial mortgage-backed securities	(2,381)	45,156	(689)	10,624	(3,070)	55,780
Asset-backed securities	(2,361)	165,455	(553)	10,235	(2,914)	175,690

Total fixed maturity investments	$(15,714)	$588,940	$(7,467)	$132,637	$(23,181)	$721,577
Short-term investments	(5)	6,740	—	—	(5)	6,740

Total fixed income investments	$(15,719)	$595,680	$(7,467)	$132,637	$(23,186)	$728,317

Equity securities	$(707)	$10,993	$(69)	$776	$(776)	$11,769

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2011.

As of December 31, 2011, 556 available for sale securities were in an unrealized loss position aggregating $24.0 million. Of those, 94 securities with aggregated unrealized losses of $7.5 million at December 31, 2011 had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Total other-than-temporary impairment losses	$(364)	$(2,659)	$(2,695)
Portion of loss recognized in other comprehensive income	(483)	(861)	(1,249)

Net impairment losses recognized in earnings (losses)	$(847)	$(3,520)	$(3,944)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.8 million (2011—$3.5 million; 2010—$3.9 million) of OTTI losses recognized by the Company for the year ended December 31, 2012, the majority of it was related to reductions in expected recovery values on mortgage-backed securities during the period. At December 31, 2012, the Company did not have the intent to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings (losses) for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Beginning balance	$(2,225)	$(10,214)	$(13,122)
Addition for the amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	(3)	(46)	—
Addition for the amount related to the credit loss for which an other-than- temporary impairment was previously recognized	(502)	(1,226)	(1,249)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the year	730	9,261	4,157

Ending balance at December 31	$(2,000)	$(2,225)	$(10,214)

Variable Interest Entities

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of December 31, 2012 and 2011. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded investment commitments.

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

•

Other assets and liabilities – These securities consist of a variety of derivative instruments used to enhance the efficiency of the investment portfolio and economically hedge certain risks. These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs. Also included in this line item are proprietary, non-exchange traded derivative-based risk management products primarily used to address weather and energy risks. The trading market for these weather derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. In instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and classifies these in Level 3. These models may reference prices for similar instruments.

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

•

Other investments – Other investments are comprised of alternative funds and specialty funds, are generally priced on net asset values (“NAV”) received from the fund managers or administrators. Due to the timing of the delivery of the final NAV by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end NAVs, period end estimates, or, in some cases, prior month or prior quarter NAVs. As this valuation technique incorporates both observable and significant unobservable inputs, the Company generally classifies the fair value of its other investments in Level 3.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments, and other financial instruments not described above approximated their fair values at December 31, 2012 and 2011.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2012:

		Fair Value Measurements at December 31, 2012
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$737,535	$39,889	$697,646	$—
U.S. state and municipal securities	38,894	—	38,894	—
Foreign government securities	109,337	—	109,337	—
Government guaranteed corporate securities	64,464	—	64,464	—
Corporate securities	1,373,671	—	1,373,671	—
Residential mortgage-backed securities	1,280,579	—	1,280,223	356
Commercial mortgage-backed securities	800,581	—	796,761	3,820
Asset-backed securities	463,089	—	458,768	4,321

Total fixed maturity investments	$4,868,150	$39,889	$4,819,764	$8,497
Short term investments	42,230	—	42,230	—
Equity securities	86,997	66,312	20,685	—
Other investments	517,546	—	—	517,546
Other assets (see Note 8)	23,649	—	20,688	2,961

Total assets	$5,538,572	$106,201	$4,903,367	$529,004

Liabilities
Other liabilities (see Note 8)	$10,660	$—	$7,699	$2,961
Debt	592,677	—	592,677	—

Total liabilities	$603,337	$—	$600,376	$2,961

During 2012, there were no transfers into Level 1; however, the Company purchased current issue U.S. government securities and exchange traded equity securities, which are classified as Level 1 securities. Short-term investments were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.

During 2012, fixed maturity investments were transferred from Level 3 to Level 2. The reclassifications were largely related to collateralized debt obligation securities. During the year, the market activity for these securities increased and observable inputs became available. In addition, the Company purchased asset-backed securities, which are classified as Level 3 securities, as no observable price was available. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.

During 2012, the Company included its other investments within the fair value hierarchy as required by ASU 2011-04, which the Company adopted on January 1, 2012. These securities are generally priced on NAV received from the fund managers or administrators. As this valuation technique incorporates both observable and significant unobservable inputs, these investments are classified in Level 3.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

During 2012, the Company included its Senior Notes within the fair value hierarchy as required by ASU 2011-04. The fair value of the Senior Notes is obtained from a third party pricing service and pricing is based on the spread above the risk-free yield curve. As the spreads and the yields for the risk-free yield curve are observable market inputs, the fair value of the Senior Notes are classified as Level 2 securities.

During 2012, the Company wrote derivative-based risk management products used to address weather and energy risks. The trading market for these weather derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. In instances where market prices are not available, the Company uses industry or internally developed valuation techniques to determine fair value, and therefore these products were classified in Level 3.

The following table sets forth the Company’s available for sale investments and derivative instruments categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2011:

		Fair Value Measurements at December 31, 2011
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. government and agencies securities	$1,269,123	$—	$1,269,123	$—
U.S. state and municipal securities	53,517	—	53,517	—
Foreign government securities	74,997	—	74,997	—
Government guaranteed corporate securities	351,825	—	351,825	—
Corporate securities	1,139,899	—	1,139,899	—
Residential mortgage-backed securities	1,079,681	—	1,079,172	509
Commercial mortgage-backed securities	547,290	—	537,405	9,885
Asset-backed securities	315,634	—	315,634	—

Total fixed maturity investments	$4,831,966	$—	$4,821,572	$10,394
Short term investments	67,802	9,800	58,002	—
Equity securities	59,767	34,681	25,086	—
Other assets (see Note 8)	513	—	513	—

Total assets	$4,960,048	$44,481	$4,905,173	$10,394

Liabilities
Other liabilities (see Note 8)	$891	$—	$891	$—

At December 31, 2011, the carrying value of the Company’s other investments was $432.7 million, which approximates fair value. At December 31, 2011, the carrying value of the Company’s Senior Notes was $528.0 million, and the fair value was $535.3 million.

Level 3 assets represented 9.55% and 0.21% of the Company’s total available for sale investments, other investments and derivative instruments at December 31, 2012 and 2011, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities, asset-backed securities, investments in alternative and specialty funds, and weather derivatives. The NAV used to fair value the Company’s other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Impairment losses on Level 3 securities of $0.1 million were recognized in earnings for the year ended December 31, 2012. Impairment losses of $0.6 million were recognized for the year ended December 31, 2011, representing realized losses due to OTTI.

There were no material changes in the Company’s valuation techniques for the year ended December 31, 2012.

The following tables present a reconciliation of the beginning and ending balances for all available for sale investments, other investments and derivative instruments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2012 and 2011.

December 31, 2012	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$10,394	$—	$—	$10,394	$—
Total equity income and realized gains included in earnings	59	47,907	—	47,966	—
Total equity losses and losses included in earnings	(22)	(21,974)	—	(21,996)	—
Change in unrealized gains included in other comprehensive income	2,241	—	—	2,241	—
Change in unrealized losses included in other comprehensive income	(308)	—	—	(308)	—
Purchases	(38)	113,380	2,961	116,303	2,961
Sales	(3,721)	(54,195)	—	(57,916)	—
Transfers into Level 3	7,771	432,428 (1)	—	440,199	—
Transfers out of Level 3	(7,879)	—	—	(7,879)	—

Level 3, end of year	$8,497	$517,546	$2,961	$529,004	$2,961

(1)	As required by ASU 2011-04, the fair value of the Company’s other investments was transferred into Level 3 at March 31, 2012.

December 31, 2011	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$9,639	$—	$—	$9,639	$—
Total equity income and realized gains included in earnings	41	—	—	41	—
Total equity losses and losses included in earnings	(497)	—	—	(497)	—
Change in unrealized gains included in other comprehensive income	2,484	—	—	2,484	—
Change in unrealized losses included in other comprehensive income	(2,477)	—	—	(2,477)	—
Purchases	—	—	—	—	—
Sales	(3,287)	—	—	(3,287)	—
Transfers into Level 3	39,057	—	—	39,057	—
Transfers out of Level 3	(34,566)	—	—	(34,566)	—

Level 3, end of year	$10,394	$—	$—	$10,394	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Reserve for losses and loss expenses

Activity in the reserve for losses and loss expenses for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
Gross reserve for losses and loss expenses, January 1	$3,824,224	$3,319,927	$3,157,026
Losses and loss expenses recoverable	666,928	319,349	467,664

Net reserve for losses and loss expenses, January 1	3,157,296	3,000,578	2,689,362
Incurred related to:
Current year	1,641,152	1,812,644	1,164,902
Prior years	(120,157)	(179,978)	(126,802)

Total incurred	1,520,995	1,632,666	1,038,100

Paid related to:
Current year	(608,251)	(850,132)	(299,560)
Prior years	(599,660)	(620,131)	(417,696)

Total paid	(1,207,911)	(1,470,263)	(717,256)

Foreign currency translation	(4,446)	(5,685)	(9,628)

Net reserve for losses and loss expenses, December 31	3,465,934	3,157,296	3,000,578
Losses and loss expenses recoverable	774,942	666,928	319,349

Gross reserve for losses and loss expenses, December 31	$4,240,876	$3,824,224	$3,319,927

During 2012, the Company’s estimated ultimate losses for prior accident years were reduced by $120.2 million (2011 – $180.0 million; 2010 – $126.8 million) due to lower claims emergence than originally estimated by the Company. During 2012, the Company experienced favorable development in the Reinsurance segment of $74.0 million in the catastrophe, casualty and other specialty lines of business. In the Insurance segment, the Company experienced $46.2 million of favorable development across the agriculture, casualty and other specialty, professional lines, and property lines of business. During 2011, the Company experienced favorable development in the Reinsurance segment of $109.2 million in the catastrophe, property, casualty and other specialty lines of business. In the Insurance segment, the Company experienced $70.8 million of favorable development across the agriculture, casualty and other specialty, professional lines, and property lines of business. During 2010, the Company experienced favorable development in the Reinsurance segment of $79.9 million in the catastrophe, property, and casualty and other specialty lines of business. In the Insurance segment, the Company experienced $46.9 million of favorable development across the agriculture, casualty and other specialty, professional lines, and property lines of business during 2010.

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

6.	Reinsurance

The effects of reinsurance on premiums earned and written during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,428,765	$1,429,930	$1,408,230	$1,469,798	$1,116,559	$1,112,192
Assumed	1,087,702	1,119,096	968,773	997,316	926,812	941,044
Ceded	(502,567)	(519,531)	(445,610)	(487,293)	(302,258)	(289,492)

	$2,013,900	$2,029,495	$1,931,393	$1,979,821	$1,741,113	$1,763,744

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

During the year ended December 31, 2012, the Company recorded ceded losses of $737.8 million (2011 – $667.0 million; 2010 – $139.1 million). At December 31, 2012, the Company has an allowance for estimated uncollectible premiums receivable of $3.4 million (2011 – $3.4 million) and an allowance for estimated uncollectible losses recoverable of $0.1 million (2011 – $0.1 million). The balance of losses recoverable at December 31, 2012 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2012	December 31, 2011
U.S. government sponsored program	$423,803	$364,773
A+ and above	214,358	152,439
A	125,694	124,037
A- and below	1,486	23,229
Not rated	9,601	2,450

Total	$774,942	$666,928

7.	Debt and financing arrangements

On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2012, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $320.4 million.

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

The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2012.

The Company made aggregate interest payments of $35.7 million during the year ended December 31, 2012 (2011 – $35.8 million, 2010 – $32.8 million).

8.	Derivatives

In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125.0 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U.S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a “cash flow hedge” under the current accounting guidance and accordingly, the fair value of the derivative was recorded in other comprehensive income and is being recognized as a component of interest expense in the statement of income as the interest expense related to the 7% Senior Notes affects earnings. The net income effect of the interest rate lock was not material.

The Company invests a portion of its fixed maturity assets with a third party investment manager with investment guidelines that permit the use of derivative instruments.

During 2012, the Company entered into the weather risk management business through its newly formed unit, Endurance Global Weather. Endurance Global Weather regularly transacts in certain derivative-based risk management products primarily to address weather and energy risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Generally, the Company’s current portfolio of such derivative contracts is of short duration and such contracts are predominantly seasonal in nature.

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

Foreign Exchange Forwards, Futures and Options—as part of its overall currency risk management and investment strategies.

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

Energy and Weather Contracts—to address weather and energy risks. The Company may purchase or sell contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed, or combinations thereof.

The fair values and the related notional values of derivatives at December 31, 2012 and 2011 are noted below.

	December 31, 2012		December 31, 2011
		Notional		Notional
	Fair	Principal	Fair	Principal
	Value	Amount	Value	Amount
Foreign exchange forward contracts	$23	$1,652	$216	$8,412
Credit default swaps	9	410	15	850
Interest rate swaps	76	5,000	223	3,000
Interest rate swaptions	57	2,200	36	1,100
Interest rate futures	—	—	23	200,000
TBAs	20,523	19,000	—	—
Energy and weather contracts	2,961	15,573	—	—

Total recorded in other assets	$23,649		$513

Foreign exchange forward contracts	$60	$5,296	$199	$8,216
Credit default swaps	—	—	71	1,800
Interest rate swaps	—	—	594	2,000
Interest rate swaptions	133	14,500	27	5,500
TBAs	7,506	7,000	—	—
Energy and weather contracts	2,961	15,573	—	—

Total recorded in other liabilities	$10,660		$891

Net derivative asset (liability)	$12,989		$(378)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Derivatives, cont’d.

The gains and losses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for derivatives for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Total included in net foreign exchange gains from foreign exchange forward contracts	$98	$(122)

Credit default swaps	$48	$(51)
Interest rate swaps	85	(1,531)
Interest rate swaptions	29	52
Interest rate futures	87	817
TBAs	580	—

Total included in net realized and unrealized investment gains	$829	$(713)

Total included in other underwriting loss from commodity put options	$(2,684)	$(3,365)

Total losses from derivatives	$(1,757)	$(4,200)

9.	Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance.

•

Insurance – This segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property. The agriculture line of business is comprised of multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty and other specialty line of business is comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty and healthcare liability. The professional line of business includes directors’ and officers’ liability, errors and omissions, employment practices liability, environmental liability and pension trust liability insurance. The property line of business is comprised of the insurance and facultative reinsurance of commercial properties. The types of risks insured are generally properties with sufficiently large values to require multiple insurers and reinsurers to accommodate their insurance capacity needs.

•

Reinsurance – This segment is comprised of four lines of business: catastrophe, casualty, property, and other specialty. Catastrophe coverages include reinsurance for catastrophic perils on a treaty basis. The casualty line of business is comprised of third party liability exposures, clash and workers’ compensation coverages. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. The other specialty line coverages include the reinsurance of aviation and space business and proportional and non-proportional reinsurance of hull and cargo insurance business, and proportional and excess of loss coverages of contract and commercial surety business, personal accident coverages, political risk coverages and agriculture coverages for weather related perils as well as protection from yield and price risks.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the net losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by segments are allocated directly. Remaining general and administrative expenses not directly incurred by the segments are allocated primarily based on estimated consumption and other variables deemed relevant to the allocation of such expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the year ended December 31, 2012, reserve for losses and loss expenses as of December 31, 2012 and the carrying value of goodwill as of December 31, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,429,930	$1,119,096	$2,549,026
Ceded premiums written	(487,573)	(31,958)	(519,531)

Net premiums written	942,357	1,087,138	2,029,495

Net premiums earned	955,089	1,058,811	2,013,900
Other underwriting (loss) income	(2,684)	501	(2,183)

	952,405	1,059,312	2,011,717

Expenses
Net losses and loss expenses	855,941	665,054	1,520,995
Acquisition expenses	75,597	227,582	303,179
General and administrative expenses	125,108	110,581	235,689

	1,056,646	1,003,217	2,059,863

Underwriting (loss) income	$(104,241)	$56,095	$(48,146)

Net loss ratio	89.6%	62.8%	75.5%
Acquisition expense ratio	7.9%	21.5%	15.1%
General and administrative expense ratio	13.1%	10.4%	11.7%

Combined ratio	110.6%	94.7%	102.3%

Reserve for losses and loss expenses	$2,287,052	$1,953,824	$4,240,876

Goodwill	$47,925	$43,014	$90,939

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

The following table reconciles total segment results to income (loss) before income tax (expense) benefit for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Total underwriting (loss) income	$(48,146)	$(251,883)	$195,229
Net investment income	173,326	147,037	200,358
Net foreign exchange gains	15,911	7,422	2,989
Net realized and unrealized investment gains	72,139	31,671	22,488
Net impairment losses recognized in earnings (losses)	(847)	(3,520)	(3,944)
Amortization of intangibles	(10,347)	(11,213)	(10,460)
Interest expense	(36,174)	(36,254)	(34,762)

Income (loss) before income taxes	$165,862	$(116,740)	$371,898

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross premiums written by line of business for the years ended December 31, 2012, 2011 and 2010:

Business Segment	2012	2011	2010
Insurance
Agriculture	$903,730	$901,746	$567,461
Casualty and other specialty	296,325	289,421	252,475
Professional lines	169,815	169,319	170,146
Property	60,060	109,312	122,110

Total Insurance	1,429,930	1,469,798	1,112,192

Reinsurance
Catastrophe	378,387	346,021	309,886
Property	349,579	266,562	224,544
Casualty	283,313	277,495	294,030
Other specialty	107,817	107,238	112,584

Total Reinsurance	1,119,096	997,316	941,044

Total	$2,549,026	$2,467,114	$2,053,236

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
United States	$2,023,082	$2,001,117	$1,598,335
Worldwide	291,545	259,707	239,912
Europe	121,363	106,070	102,574
Japan	36,392	37,610	40,608
Canada	17,248	17,103	17,674
Australasia	22,497	15,364	19,325
Other	36,899	30,143	34,808

Total gross premiums written	$2,549,026	$2,467,114	$2,053,236

The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Goodwill and intangible assets

The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2012 and 2011:

		Intangible	Intangible
		assets with	assets with
	Goodwill	indefinite lives	finite lives	Total
Net balance at December 31, 2010	$87,048	$17,229	$77,677	$181,954
Additions	3,406	—	7,681	11,087
Amortization	—	—	(11,213)	(11,213)

Net balance at December 31, 2011	$90,454	$17,229	$74,145	$181,828
Additions	485	—	34	519
Amortization	—	—	(10,347)	(10,347)

Net balance at December 31, 2012	$90,939	$17,229	$63,832	$172,000

Gross balance	$90,939	$17,229	$137,990	$246,158
Accumulated Amortization	—	—	(74,158)	(74,158)

Net balance	$90,939	$17,229	$63,832	$172,000

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

No impairment of the Company’s goodwill or intangible assets was noted following the annual impairment review for the years ended December 31, 2012 and 2011. No changes were made in the methodologies and assumptions used in the Company’s application of its impairment testing. The Company expects the amortization of the intangible assets with finite lives to approximate $7.0 million in 2013, $6.5 million in 2014, $6.3 million in each of 2015 to 2017 and $31.4 million in all years thereafter.

11.	Commitments and contingencies

Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include loss recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables at December 31, 2012 and 2011 amounted to $774.9 million and $666.9 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of cash, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2012, $341.5 million of losses recoverable (2011 – $299.7 million) was due from reinsurers rated A- or better by A.M. Best or Standard & Poor’s. An additional $423.8 million (2011 – $364.8 million) of losses recoverable was due from a U.S. government sponsored reinsurance program as of December 31, 2012.

As of December 31, 2012, substantially all the Company’s cash and investments were held by three custodians.

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

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the years ended December 31, 2012, 2011 and 2010:

Broker	2012	2011	2010
Aon Benfield	17.4%	18.2%	21.3%
Marsh & McLennan Companies, Inc.	16.9%	16.1%	20.2%
Willis Companies	15.8%	12.7%	12.6%

Total of largest brokers	50.1%	47.0%	54.1%

Letters of credit. As of December 31, 2012, the Company had issued letters of credit of $320.4 million (2011 – $447.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

Investment commitments. As of December 31, 2012 and 2011, the Company had pledged cash and cash equivalents and fixed maturity investments of $224.4 million and $171.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2012 and 2011, the Company had also pledged $380.0 million and $517.2 million of its cash and fixed maturity investments as required to meet collateral obligations for $320.4 million and $447.3 million in secured letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2012 and 2011, cash and fixed maturity investments with fair values of $280.0 million and $370.4 million were on deposit with U.S. state regulators, respectively, and cash and fixed maturity investments with fair values of nil and $7.6 million were on deposit with Canadian regulators, respectively.

The Company is subject to certain commitments with respect to other investments at December 31, 2012 and 2011. See Note 3.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2012 are as follows:

Year ending December 31,	Amount
2013	$16,332
2014	14,259
2015	13,250
2016	10,382
2017	9,971
2018 and thereafter	53,738

$117,932

Total lease expense under operating leases for the year ended December 31, 2012 was $15.2 million (2011 – $12.2 million; 2010 – $11.1 million).

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

12.	Shareholders’ equity

The Company’s share capital at December 31, 2012 and 2011 is comprised as follows:

	2012	2011
Preferred shares
Authorized – $1.00 par value each	17,200,000	17,200,000

Issued, outstanding and fully paid:
Series A preferred shares – $1.00 par value each; aggregate liquidation preference $200,000 (2011—$200,000)	8,000,000	8,000,000
Series B preferred shares – $1.00 par value each; aggregate liquidation preference $230,000 (2011—$230,000)	9,200,000	9,200,000

	17,200,000	17,200,000

Common shares
Authorized – $1.00 par value each	120,000,000	120,000,000

Issued, outstanding and fully paid:
Ordinary common shares – $1.00 par value each	43,116,394	43,086,834

During 2012, the Company issued restricted shares under its equity compensation plans (Note 15). The common shares issued, outstanding and fully paid for 2012 includes 684,805 restricted shares.

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

The Series A Preferred Shares and Series B Preferred Shares have no stated maturity date and are redeemable in whole or in part at the option of Endurance Holdings any time after December 15, 2015 (in the case of the Series A Preferred Shares) and after June 1, 2016 (in the case of the Series B Preferred Shares) in each case at a redemption price of $25.00 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Endurance Holdings may redeem all but not less than all of the Series A Preferred Shares or Series B Preferred Shares before their respective redemption dates at a redemption price of $26.00 per share, plus any declared and unpaid dividends to the date of redemption, if Endurance Holdings is required to submit a proposal to the holders of the Series A Preferred Shares or Series B Preferred Shares concerning an amalgamation, consolidation, merger, similar corporate transaction or change in Bermuda law.

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

Upon any voluntary or involuntary liquidation, dissolution or winding-up of Endurance Holdings, holders of the Series A Preferred Shares, Series B Preferred Shares and any parity shares are entitled to receive out of Endurance Holdings’ assets available for distribution to shareholders, before any distribution is made to holders of Endurance Holdings’ common equity securities, a liquidating distribution in the amount of $25.00 per Series A Preferred Share and Series B Preferred Share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Distributions will be made pro rata as to the Series A Preferred Shares, Series B Preferred Shares and any parity shares and only to the extent of Endurance Holdings’ assets, if any, that are available after satisfaction of all liabilities to creditors.

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

On November 9, 2011, the Company’s Board of Directors authorized for repurchase up to 7.0 million ordinary shares or share equivalents through November 30, 2013. This authorization superseded previous authorizations. During 2012 and 2011, under programs authorized by the Company’s Board of Directors, the Company repurchased 251,309 and 7,563,469 of its ordinary shares and share equivalents in open market and privately negotiated transactions at an average price of $39.81 and $45.06 per share, respectively. Common shares repurchased by the Company are not cancelled and are classified as treasury shares. The Company’s treasury shares are recorded at cost as a reduction in common shares and additional paid-in capital within shareholders’ equity. Total authorized repurchases remaining at December 31, 2012 was 6,748,691 shares (2011 – 7,000,000).

At December 31, 2012 and 2011, no warrants were outstanding. During 2011, the Company repurchased 90,000 outstanding warrants at an average price of $36.72, net of the average warrant strike price of $12.87 per warrant. During 2011, 2,895,527 warrants with an exercise price of $11.97 were exercised for the purchase of the Company’s ordinary shares at an average price of $36.44. The holders of 2,308,482 warrants elected the net settlement option, and thus the Company delivered 2,143,396 ordinary shares in settlement of all exercises.

13.	Earnings per share

The following table sets forth the computation of basic and diluted earnings (losses) per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Numerator:
Net income (loss) available (attributable) to common and participating common shareholders	$129,766	$(117,859)	$349,238
Less amount allocated to participating common shareholders (1)	(2,113)	(961)	(6,595)

Net income (loss) allocated to common shareholders	$127,653	$(118,820)	$342,643

Denominator:
Weighted average shares – basic
Outstanding	42,567,736	40,214,979	50,880,148
Vested restricted share units	—	—	1,990

Weighted average shares – basic	42,567,736	40,214,979	50,882,138

Share equivalents:
Warrants	—	—	2,004,422
Options	31,833	—	830,219
Restricted share units	2,266	—	11,680

Weighted average shares – diluted	42,601,835	40,214,979	53,728,459

Basic earnings (losses) per common share	$3.00	$(2.95)	$6.73

Diluted earnings (losses) per common share	$3.00	$(2.95)	$6.38

(1)	Represents earnings and dividends attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.	Earnings per share, cont’d.

The following table sets forth dividends declared in the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Dividends declared per Series A preferred share	$1.9375	$1.9375	$1.9375

Dividends declared per Series B preferred share	$1.8750	$0.9375	$—

Dividends declared per common share	$1.24	$1.20	$1.00

14.	Related party transactions

Since 2002, subsidiaries of BlackRock Inc. (“BlackRock”) have provided the Company and its subsidiaries with various investment management, investment accounting and risk analysis services. BlackRock owned 2.2 million or 5.2% of Endurance Holdings’ ordinary shares outstanding at December 31, 2012 and were therefore considered a related party. The Company incurred expenses totaling $3.1 million (2011-$3.2 million; 2010 - $3.3 million) of which $1.5 million was accrued in relation to investment services rendered by BlackRock at December 31, 2012 (2011 - $2.1 million). At December 31, 2012, the Company owned BlackRock common shares with a fair value of $0.8 million (2011 - $0.5 million). As of January 31, 2013, BlackRock is no longer considered a related party as a result of reducing its ownership below 5% of the Company’s ordinary shares outstanding.

Pyramis Global Advisors, a subsidiary of FMR, LLC (“Fidelity”), provides investment management services to the Company. Fidelity and its affiliates owned 2.6 million or 6.0% of Endurance Holdings’ ordinary shares outstanding at December 31, 2012 and were therefore considered a related party. The Company incurred investment management fees totaling $1.4 million (2011—$1.5 million; 2010—$2.0 million) to this investment manager of which $0.3 million was accrued at December 31, 2012 (2011—$0.4 million).

Richard C. Perry, a former Director of the Company, is President of Perry Corp. Investment funds managed by Perry Corp. collectively owned 7,143,056 ordinary shares and options to purchase an additional 10,000 ordinary shares or approximately 15% of the Company’s common shares outstanding at December 31, 2010. As a non-employee director of the Company, Mr. Perry received from the Company the customary non-employee director compensation, consisting of $77,500 per annum and $70,000 in restricted shares per annum in 2010. The investment funds managed by Perry Corp. sold all of their ordinary shares and options to the Company on January 28, 2011.

On February 28, 2011, the Company entered into an agreement with Robert A. Spass, a member of the Board of Directors of the Company, to purchase from Mr. Spass warrants exercisable for 90,000 ordinary shares of the Company having an exercise price on the date of the agreement of $12.87 per ordinary share (the “Warrant Purchase Agreement”). The Warrant Purchase Agreement provided that the Company would purchase the warrants from Mr. Spass at a purchase price of $36.72 per warrant, which represented the closing price for the Company’s ordinary shares on the New York Stock Exchange on February 28, 2011, less the exercise price of the warrants. The transactions contemplated bye the Warrant Purchase Agreement closed on March 1, 2011.

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

Under the terms of the 2007 Plan as amended, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares were reserved for issuance. At a meeting on February 11, 2010, the Company’s Board of Directors adopted a resolution to add 1,795,000 ordinary shares to the 2007 Plan. The addition of 1,795,000 ordinary shares to the 2007 Plan was approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 13, 2010. After the approval of the additional shares, a total of 3,895,000 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the issuance of share based equity incentives, such as restricted shares, or the exercise or settlement of outstanding derivative equity incentives, such as options or restricted share units. As of December 31, 2012, 2,339,707 (2011—2,592,134) ordinary shares remained available for issuance under the 2007 and prior Plans.

Stock Options

Prior to 2005, the Company issued stock options to employees and non-employee directors, with exercise prices equal to the fair market values of the Company’s ordinary shares on the grant dates. Options generally vested at a rate of 20% per year over a five-year term. Option awards have a 10-year contractual life.

A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2012 is presented below:

	For the year ended December 31, 2012
			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
Options Outstanding	Options	Exercise Price	(years)	Intrinsic Value
Beginning of year	114,801	$23.14
Granted	—	—
Exercised	75,300	20.41
Forfeited	—	—

Outstanding, end of year	39,501	$27.78	0.80	$470

Exercisable and vested options, end of year	39,501	$27.78	0.80	$470

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

15.	Stock-based employee compensation and other stock plans, cont’d.

No options were granted, expired or vested during the years ended December 31, 2012, 2011 and 2010. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $32.5 million, and $9.9 million, respectively. The Company received proceeds of $1.5 million from the exercise of options during the year ended December 31, 2012. The Company issued new ordinary shares in connection with the exercise of the above options.

There were no unrecognized stock-based compensation expenses related to unvested stock options at December 31, 2012.

Restricted Shares and Restricted Share Units

The Company has issued restricted shares and restricted share units to employees and non-employee directors. The fair value of the restricted shares and restricted share units granted was equal to the fair market value of the Company’s ordinary shares on the grant date. Compensation equal to the fair market value of the restricted shares and restricted share units at the measurement date was amortized and charged to income over the vesting period. Restricted shares granted to employees generally vest pro rata over a four-year period. Restricted shares are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases where an employee meets certain retirement eligibility criteria which allow for continuing post-employment vesting of restricted shares, subject to compliance with certain non-competition obligations.

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

A summary of the restricted share and restricted share unit activity during the year ended December 31, 2012, is presented below:

	Number of	Aggregate
	Shares/Units	Intrinsic Value
Unvested, beginning of year	730,054
Granted	437,284
Settled	(303,636)
Forfeited	(177,069)

Unvested, end of year	686,633

Outstanding, end of year	686,633	$27,252

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

15.	Stock-based employee compensation and other stock plans, cont’d.

During the years ended December 31, 2012, 2011 and 2010, the Company granted an aggregate of 437,284, 305,806 and 532,964 restricted shares and restricted share units with weighted average grant date fair values of $16.8 million, $14.8 million and $20.4 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the aggregate fair value of restricted shares and restricted share units that vested was $11.7 million, $14.4 million and $13.5 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, compensation costs recognized in earnings for all restricted shares and restricted share units were $11.2 million, $14.8 million, and $12.9 million, respectively. At December 31, 2012, compensation costs not yet recognized related to non-vested awards was $8.8 million (2011 – $9.9 million). This expense is expected to be recognized between 2013 and 2016, with approximately 68.6% expected to be recognized during 2013.

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

Total expenses related to this plan for the year ended December 31, 2012 was approximately $165,000 (2011 – $200,000; 2010– $172,000).

16.	Pension Plan

The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 12% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Company contributions for the year ended December 31, 2012 resulted in an expense of $7.4 million being recorded in earnings (2011 – $7.5 million; 2010 – $8.4 million).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

17.	Statutory requirements and dividend restrictions

Our insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which are Bermuda, the United States and the United Kingdom. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

The combined statutory capital and combined statutory net income (loss) for our principal operating subsidiaries in their respective jurisdictions were as follows:

Statutory capital	Bermuda				United States		Other(2)
	2012		2011		2012	2011	2012	2011
Required statutory capital	$1,127,969		$1,255,735		$235,454	$210,159	$44,113	$41,327
Actual statutory capital	2,492,307	(1)	2,422,398	(1)	612,127	620,833	243,188	232,547

Statutory net income (loss)	Bermuda	United States	Other(2)
For the year ended December 31, 2012	$355,118	$(147,325)	$1,192
For the year ended December 31, 2011	51,101	(77,374)	(9,913)
For the year ended December 31, 2010	370,136	27,544	(16,664)

(1)	Bermuda statutory capital includes an investment in affiliate asset, which represents its interest in the remaining insurance and reinsurance operations of the Company included in the United States and Other columns above.
(2)	Includes Endurance U.K. and Endurance Bermuda’s Singapore branch.

Bermuda

As a Bermuda holding company, Endurance Holdings is subject to the Companies Act 1981 which limits the Company’s ability to pay dividends and make distributions to its shareholders. The Company’s retained earnings are unrestricted; however, the Company is not permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they come due, or if the realizable value of its assets would be less than its liabilities. Endurance Holdings had, as of December 31, 2012, $2.0 billion in retained earnings, $0.2 billion in accumulated other comprehensive income and an additional $0.5 billion in contributed surplus available to declare or pay a dividend, or make a distribution out of contributed surplus, so long as Endurance Holdings remained in compliance with the Companies Act 1981 following such dividend or distribution. Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders.

Endurance Bermuda is a registered Class 4 insurer under the Insurance Act 1978 and related regulations. Endurance Bermuda is required to maintain minimum solvency standards and to hold available statutory capital and surplus equal to or exceeding the Enhanced Capital Requirement as determined by the Bermuda Monetary Authority based upon a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The required capital noted in the table above has been based on the Enhanced Capital Requirement. In addition to the Enhanced Capital Requirement, Endurance Bermuda is required to maintain a minimum statutory liquidity ratio and solvency margin. For all periods presented herein, Endurance Bermuda materially exceeded these minimum requirements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

17.	Statutory requirements and dividend restrictions, cont’d.

Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the Enhanced Capital Requirement, limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses and a minimum general capital and surplus requirement of $100.0 million. At December 31, 2012, Endurance Bermuda can pay dividends of $623.1 million (2011—$605.6 million) to Endurance Holdings without prior approval under Bermuda law.

United States

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the Delaware Department of Insurance. American Agri-Business is subject to regulation by the Texas Department of Insurance. Endurance’s Delaware and Texas domiciled entities must maintain a minimum level of statutory capital as established by such jurisdictions. The amount of required capital is determined through the use of the Risk Based Capital model established by the National Association of Insurance Commissioners and adopted by Delaware and Texas. The required capital noted in the table above has been based on the Risk Based Capital model and represents the authorized control level risk based capital for these entities.

Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains for Endurance’s Delaware domiciled entities. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2012, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2013 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2012, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $4.3 million (2011—$3.9 million) without prior regulatory approval.

Other Jurisdictions

The required and actual statutory capital amounts in the “Other” category in the table above include amounts related to Endurance U.K. and Endurance Bermuda’s Singapore branch (“Singapore Branch”). Under the jurisdiction of the United Kingdom’s Financial Services Authority (“FSA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. Insurers are required to calculate their required minimum solvency margin and to report it to the FSA. The FSA also mandates calculation of an Enhanced Capital Requirement for Endurance U.K. At December 31, 2012 and 2011, the actual capital for Endurance U.K. exceeded the capital requirements currently promulgated by the FSA.

The Singapore Branch is subject to Fund Solvency and Capital Adequacy requirements by the Monetary Authority of Singapore as a foreign company in Singapore and is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act in Singapore. At December 31, 2012 and 2011, the Singapore Branch complied with the capital requirements promulgated by the Monetary Authority of Singapore.

The required capital noted in the table above as “Other” represents the combined capital requirements for Endurance U.K. and the Singapore Branch.

The FSA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the FSA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2012 Endurance U.K did not have retained profits available for distribution.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.	Taxes

The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2012, the Internal Revenue Service (“IRS”), the Canada Revenue Agency, the Inland Revenue Authority of Singapore and Her Majesty’s Revenue and Customs in the United Kingdom conducted audits and inquiries of income tax returns of the Company’s U.S. subsidiary, former Canadian branch, Singapore branch, and U.K. subsidiary, respectively. The audit and inquiry results were immaterial to the operations of the Company. None of the Company’s other operating subsidiaries or branch operations were under examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2008 – 2012.

Endurance Holdings and Endurance Bermuda are not required to pay any income or capital gains taxes in Bermuda. Endurance Bermuda has received written assurance dated May 16, 2011 and Endurance Holdings has received written assurance dated May 17, 2011 from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act of 1966 of Bermuda, as amended, that in the event any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not be applicable to the Company until March 31, 2035 provided that the assurance is subject to the condition that it will not prevent the application of any taxes payable by the Company in respect of real property or leasehold interests in Bermuda held by it. Endurance Holdings and Endurance Bermuda intend to operate in a manner such that they will owe no United States tax other than premium excise tax and withholding taxes on certain investments.

The income tax (expense) benefit was as follows for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Current income tax (expense) benefit	$(5,029)	$13,518	$(28,556)
Deferred income tax benefit	1,683	9,488	21,396

Income tax (expense) benefit	$(3,346)	$23,006	$(7,160)

Of the 2012 current income tax (expense) benefit, $(4.6) million related to taxes incurred in the United States (2011 – $12.7 million; 2010 – $(27.7) million). Of the deferred income tax benefit, $1.6 million related to deferred income tax benefits in the United States (2011 – $9.6 million; 2010 – $21.4 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.

The actual income tax (expense) benefit attributable to income (losses) for the years ended December 31, 2012, 2011 and 2010 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income (loss) before income taxes, as a result of the following:

	2012	2011	2010
Computed expected tax expense	$—	$—	$—
Tax benefit (expense) effect on foreign taxes	51,059	40,808	(3,169)
Change in valuation allowance	(54,405)	(17,802)	(3,991)

	$(3,346)	$23,006	$(7,160)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.	Taxes, cont’d.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Deferred income tax assets:
Unearned premiums	$21,940	$21,446
Loss reserves	36,990	31,927
Net operating loss carry forward	72,502	41,645
Deferred compensation	10,191	11,537
Deferred interest	41,474	36,071
Start up costs	(297)	126
Realized investment losses	65	1,266
Other	5,418	6,125

Total deferred income tax assets	188,283	150,143

Deferred income tax liabilities:
Deferred acquisition costs	(16,787)	(18,727)
Unrealized investment gains	(11,512)	(16,902)
Unrealized foreign exchange gain	(138)	(12,048)
Temporary differences related to acquisition	(23,706)	(26,437)
Other	(6,866)	(11,306)

Total deferred income tax liabilities	(59,009)	(85,420)

Valuation allowance	(85,773)	(31,368)

Net deferred income tax asset	$43,501	$33,355

Net income taxes paid in 2012 totaled $1.6 million. The Company received net refunds and paid net income taxes totaling $15.7 million and $24.3 million for the years ended December 31, 2011 and 2010, respectively. Net operating loss carryforwards in the amount of $161.4 million, $25.5 million, $39.0 million and $28.9 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carry forwards expire through 2019 and 2032, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.	Taxes, cont’d.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2012, management has established a valuation allowance of $85.8 million (2011 – $31.4 million) against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The valuation allowance in 2011 was established against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches.

The Company’s income (loss) before income taxes was distributed as follows for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
U.S. (domestic)	$(186,882)	$(125,752)	$88,147
Non-U.S. (foreign)(1)	352,744	9,012	283,751

Income (loss) before income taxes	$165,862	$(116,740)	$371,898

(1)	The Company’s non-U.S. (foreign) operating subsidiaries write business that is exposed to risks originating in the United States.

As of December 31, 2012 and 2011, the Company had no uncertain tax positions.

19.	Condensed unaudited quarterly financial data

The following is a summary of the unaudited quarterly data for the year ended December 31, 2012:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Net premiums earned	$411,635	$519,340	$551,872	$531,053
Net investment income	57,075	31,766	45,882	38,603
Net realized and unrealized investment gains	5,203	14,958	10,097	41,881
Net impairment losses recognized in earnings (losses)	(219)	(407)	(131)	(90)

Subtotal	$473,694	$565,657	$607,720	$611,447

Net losses and loss expenses	$262,767	$345,897	$407,523	$504,808

Acquisition and general and administrative expenses	$134,530	$134,737	$141,497	$128,104

Net foreign exchange (gains) losses	$(18,137)	$(336)	$3,774	$(1,212)

Net income (loss)	$82,542	$72,483	$40,118	$(32,627)
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)

Net income (loss) available (attributable) to common and participating common shareholders	$74,354	$64,295	$31,930	$(40,813)

Basic earnings (losses) per share	$1.72	$1.48	$0.74	$(0.96)

Diluted earnings (losses) per share	$1.72	$1.48	$0.74	$(0.96)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.	Condensed unaudited quarterly financial data, cont’d.

The following is a summary of the unaudited quarterly data for the year ended December 31, 2011:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Net premiums earned	$382,833	$486,578	$561,493	$500,489
Net investment income	52,501	39,842	14,100	40,594
Net realized and unrealized investment gains	3,775	21,532	1,033	5,331
Net impairment losses recognized in earnings (losses)	(1,647)	(932)	(240)	(701)

Subtotal	$437,462	$547,020	$576,386	$545,713

Net losses and loss expenses	$401,853	$361,970	$456,691	$412,152

Acquisition and general and administrative expenses	$131,579	$133,773	$130,823	$150,888

Net foreign exchange (gains) losses	$(6,918)	$3,348	$(4,085)	$233

Net (loss) income	$(87,417)	$41,077	$(20,018)	$(27,376)
Preferred dividends	(3,875)	(3,875)	(8,188)	(8,187)

Net (loss) income (attributable) available to common and participating common shareholders	$(91,292)	$37,202	$(28,206)	$(35,563)

Basic (losses) earnings per share	$(2.25)	$0.92	$(0.71)	$(0.88)

Diluted (losses) earnings per share	$(2.25)	$0.87	$(0.71)	$(0.88)

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2012 was so reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the sections captioned “Board of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2013 Annual General Meeting of Shareholders.

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

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” of our Proxy Statement for our 2013 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our 2013 Annual General Meeting of Shareholders.

Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan category
Equity compensation plans approved by security holders	41,328	$27.78	2,578,737
Equity compensation plans not approved by security holders	—	—	—

Total	41,328	$27.78	2,578,737

(1)	Weighted average exercise price does not include $0 exercise price of 1,828 restricted share units included in the number of securities to be issued upon exercise.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors” of our Proxy Statement for our 2013 Annual General Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the section captioned “Audit Fees” of our Proxy Statement for our 2013 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements on page 100 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on page 157 hereof.

(3)	Exhibits. See Exhibit Index beginning on page 168 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: February 28, 2013	/s/ David Cash
Name: David Cash
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ David Cash
David Cash	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Michael J. McGuire
Michael J. McGuire	Chief Financial Officer (Principal Accounting Officer)	February 28, 2013

/s/ John T. Baily
John T. Baily	Director	February 28, 2013

/s/ Norman Barham
Norman Barham	Director	February 28, 2013

/s/ Galen R. Barnes
Galen R. Barnes	Director	February 28, 2013

/s/ William H. Bolinder
William H. Bolinder	Director	February 28, 2013

/s/ Steven W. Carlsen
Steven W. Carlsen	Director	February 28, 2013

/s/ Susan S. Fleming
Susan S. Fleming	Director	February 28, 2013

/s/ Scott D. Moore
Scott D. Moore	Director	February 28, 2013

/s/ Brendan R. O’Neill
Brendan R. O’Neill	Director	February 28, 2013

/s/ William J. Raver
William J. Raver	Director	February 28, 2013

/s/ Robert A. Spass
Robert A. Spass	Director	February 28, 2013

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 28, 2013 (such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2012. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 28, 2013

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

AT DECEMBER 31, 2012

(In thousands of United States dollars)

	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$718,992	$737,535	$737,535
States, municipalities and political subdivisions	37,952	38,894	38,894
Foreign governments	106,218	109,337	109,337
Corporate bonds	1,397,233	1,438,135	1,438,135
Mortgage-backed securities
Agency mortgage-backed securities	1,195,448	1,223,472	1,223,472
Non-agency mortgage-backed securities	816,950	857,688	857,688
Asset-backed securities	455,803	463,089	463,089

Total fixed maturity investments	$4,728,596	$4,868,150	$4,868,150
Short-term investments	42,224	42,230	42,230
Equity securities	76,997	86,997	86,997
Other investments	394,542	517,546	517,546

Total Investments	$5,242,359	$5,514,923	$5,514,923

(1)	Investments in fixed maturity investments and short-term investments are shown at amortized cost.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT

BALANCE SHEETS—PARENT ONLY

DECEMBER 31, 2012 AND 2011

(In thousands of United States dollars except share amounts)

	2012	2011
ASSETS
Investment in subsidiary	$3,033,650	$2,932,610
Cash and cash equivalents	10,083	1,230
Amounts due from subsidiaries	200,929	216,297
Other assets	10,521	8,722

Total assets	$3,255,183	$3,158,859

LIABILITIES
Debt	527,195	528,001
Other liabilities	17,391	19,693

Total liabilities	544,586	547,694

SHAREHOLDERS’ EQUITY
Preferred shares
Series A and Series B, non-cumulative – 17,200,000 issued and outstanding (2011 – 17,200,000)	17,200	17,200
Common shares
Ordinary – 43,116,394 issued and outstanding (2011 – 43,086,834)	43,116	43,087
Additional paid-in capital	527,915	526,910
Accumulated other comprehensive income	152,463	130,392
Retained earnings	1,969,903	1,893,576

Total shareholders’ equity	2,710,597	2,611,165

Total liabilities and shareholders’ equity	$3,255,183	$3,158,859

See accompanying notes to the consolidated financial statements.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.

STATEMENTS OF INCOME (LOSS)—PARENT ONLY

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(In thousands of United States dollars)

	2012	2011	2010
Revenues
Net investment loss	$(2)	$(6)	$—
Net realized and unrealized losses	(74)	—	—
Other income	11,083	8,303	20,758

	11,007	8,297	20,758
Expenses
General and administrative expenses	17,923	22,670	23,945
Net foreign exchange losses	2	—	—
Interest expense	36,174	36,250	34,762

Total expenses	54,099	58,920	58,707

Net loss before equity in net income of subsidiaries	(43,092)	(50,623)	(37,949)
Equity in net income (loss) of subsidiaries	205,608	(43,111)	402,687

Net income (loss)	162,516	(93,734)	364,738
Preferred dividends	(32,750)	(24,125)	(15,500)

Net income (loss) available (attributable) to common and participating common shareholders	$129,766	$(117,859)	$349,238

See accompanying notes to the consolidated financial statements

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.

STATEMENTS OF CASH FLOWS—PARENT ONLY

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(In thousands of United States dollars)

	2012	2011	2010
Cash flows used in operating activities:
Net income (loss)	$162,516	$(93,734)	$364,738
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,095	760	239
Net realized and unrealized losses	74	—	—
Stock-based compensation expense	4,819	8,292	5,828
Equity in net (earnings) losses of subsidiary	(205,608)	43,111	(402,687)
Other assets	(2,614)	(490)	55
Other liabilities	(2,136)	(307)	(1,129)

Net cash used in operating activities	(41,854)	(42,368)	(32,956)

Cash flows provided by investing activities:
Dividends received from subsidiary	126,550	107,100	346,091
Net amounts received from (loaned to) subsidiaries	21,760	104,650	(7,811)

Net cash provided by investing activities	148,310	211,750	338,280

Cash flows used in financing activities:
(Repayment) issuance of long term debt	(1,072)	(529)	80,730
Issuance of common shares	2,935	26,489	7,209
Issuance of series B, non-cumulative preferred shares	—	224,022	—
Offering and registration costs paid	—	(586)	(2,064)
Repurchase of common shares	(10,005)	(344,272)	(338,510)
Settlement of restricted shares	(3,272)	(6,074)	(5,209)
Dividends paid on preferred shares	(32,750)	(24,125)	(15,500)
Dividends paid on common shares	(53,439)	(49,172)	(51,301)

Net cash used in financing activities	(97,603)	(174,247)	(324,645)

Net increase (decrease) in cash and cash equivalents	8,853	(4,865)	(19,321)
Cash and cash equivalents, beginning of year	1,230	6,095	25,416

Cash and cash equivalents, end of year	$10,083	$1,230	$6,095

See accompanying notes to the consolidated financial statements

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(In thousands of United States dollars)

Year Ended December 31, 2012

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,620	$136,632	$168,252
Reserve for Losses and Loss Expenses	2,287,052	1,953,824	4,240,876
Unearned Premiums	449,475	515,769	965,244
Net Premiums Earned	955,089	1,058,811	2,013,900
Net Investment Income (1)	—	—	173,326
Net Losses and Loss Expenses	855,941	665,054	1,520,995
Amortization of Deferred Acquisition Costs	75,597	227,582	303,179
Other Operating Expenses (2)	125,108	110,581	235,689
Net Premiums Written	942,357	1,087,138	2,029,495

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

Year Ended December 31, 2011

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$36,895	$129,154	$166,049
Reserve for Losses and Loss Expenses	1,937,543	1,886,681	3,824,224
Unearned Premiums	448,786	483,322	932,108
Net Premiums Earned	981,592	949,801	1,931,393
Net Investment Income (1)	—	—	147,037
Net Losses and Loss Expenses	765,119	867,547	1,632,666
Amortization of Deferred Acquisition Costs	71,295	211,616	282,911
Other Operating Expenses (2)	146,115	118,037	264,152
Net Premiums Written	1,005,490	974,331	1,979,821

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
(2)	General and administrative expenses incurred by segments are allocated directly. Remaining corporate overhead is allocated to segments primarily based on estimated consumption, headcount and other variables deemed relevant to the allocation of such expenses.

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION, Cont’d

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

SCHEDULE IV

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands of United States dollars)

					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
Premiums Written	Gross	Companies	Companies	Net Amount	to Net
Year ended December 31, 2012:
Property and liability insurance	$1,429,930	$519,531	$1,119,096	$2,029,495	55%
Year ended December 31, 2011:
Property and liability insurance	$1,469,798	$487,293	$997,316	$1,979,821	50%
Year ended December 31, 2010:
Property and liability insurance	$1,112,192	$289,492	$941,044	$1,763,744	53%

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY

INSURANCE UNDERWRITERS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(In thousands of United States dollars)

Year Ended December 31, 2012

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,620	$136,632	$168,252
Reserve for Losses and Loss Expenses	2,287,052	1,953,824	4,240,876
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	449,475	515,769	965,244
Net Premiums Earned	955,089	1,058,811	2,013,900
Net Investment Income (1)	—	—	173,326
Net Losses and Loss Expenses
Current Year	902,127	739,025	1,641,152
Prior Year	(46,186)	(73,971)	(120,157)
Amortization of Deferred Acquisition Costs	75,597	227,582	303,179
Paid Losses and Loss Expenses	615,913	591,998	1,207,911
Net Premiums Written	942,357	1,087,138	2,029,495

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

Year Ended December 31, 2011

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$36,895	$129,154	$166,049
Reserve for Losses and Loss Expenses	1,937,543	1,886,681	3,824,224
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	448,786	483,322	932,108
Net Premiums Earned	981,592	949,801	1,931,393
Net Investment Income (1)	—	—	147,037
Net Losses and Loss Expenses
Current Year	835,898	976,746	1,812,644
Prior Year	(70,779)	(109,199)	(179,978)
Amortization of Deferred Acquisition Costs	71,295	211,616	282,911
Paid Losses and Loss Expenses	889,521	580,742	1,470,263
Net Premiums Written	1,005,490	974,331	1,979,821

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY

INSURANCE UNDERWRITERS, Cont’d.

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands of United States dollars)

Year Ended December 31, 2010

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$32,950	$121,534	$154,484
Reserve for Losses and Loss Expenses	1,729,593	1,590,334	3,319,927
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	386,626	455,528	842,154
Net Premiums Earned	821,828	919,285	1,741,113
Net Investment Income(1)	—	—	200,358
Net Losses and Loss Expenses
Current Year	604,911	559,991	1,164,902
Prior Year	(46,871)	(79,931)	(126,802)
Amortization of Deferred Acquisition Costs	63,556	200,672	264,228
Paid Losses and Loss Expenses	358,584	358,672	717,256
Net Premiums Written	829,864	933,880	1,763,744

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.

3.3	Amended and Restated Bye-laws, dated as of May 10, 2012.

4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

4.2	Certificate of Designations of 7.75% Non-Cumulative Preferred Shares, Series A. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on October 12, 2005.

4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.

4.4	Certificate of Designations of 7.50% Non-Cumulative Preferred Shares, Series B. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on June 1, 2011.

4.5	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.

4.6	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.

4.7	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.

4.8	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.

4.9	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.

4.10	Third Supplemental Indenture, by and between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon, formerly known as the Bank of New York, dated March 26, 2010. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.1	Credit Agreement, dated as of April 19, 2012, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2012.

10.2	Pledge and Security Agreement, dated as of April 19, 2012, by and among the Company, various designated subsidiary borrowers, Deutsche Bank Trust Company Americas, as Collateral Agent, Deutsche Bank Trust Company Americas, as Custodian and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 20, 2012.

10.3	Account Control Agreement, dated as of April 19, 2012, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited, Endurance Reinsurance Corporation of America, Endurance American Insurance Company, Endurance American Specialty Insurance Company, ARMtech Holdings, Inc. and Deutsche Bank Trust Company Americas, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 20, 2012.

10.4	Underwriting Agreement, by and between Endurance Specialty Holdings Ltd. and Banc of America Securities LLC, as representative of the several underwriters named therein, dated March 23, 2010. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.5	Underwriting Agreement, by and among Endurance Specialty Holdings Ltd. and Merrill Lynch Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as representatives of the several underwriters named herein, dated May 24, 2011. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 26, 2011.

10.6	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**

10.7	Form of Share Option Agreement No. 2. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**

10.8	Form of Option Dividend Restricted Share Unit Agreement. Incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on July 7, 2007.**

10.9	2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**

10.10	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**

10.11	Amendment No. 2 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.12	Form of Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**

10.13	Form of Long-Term Incentive Agreement. Incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.14	Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**

10.15	Non-Executive Chairman Employment Agreement, dated March 11, 2011, by and between Endurance Specialty Holdings Ltd. and William H. Bolinder. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2011. **

10.16	Amended and Restated Employment Agreement, dated February 18, 2010, by and between the Company and Mr. David Cash. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2010. **

10.17	Amended and Restated Employment Agreement, Dated February 18, 2010, by and between the Company and Mr. William Jewett. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 1, 2010. **

10.18	Severance Agreement and General Release, dated May 2, 2012, by and between the Company and Mr. William Jewett. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2012.**

10.19	Independent Contractor Agreement, effective as of May 12, 2012, by and between Endurance Services Limited and Shadowbrook Advising Inc. **

10.20	Employment Agreement, dated February 27, 2013, by and between the Company and John A. Kuhn.**

10.21	Form of Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2007. **

10.22	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2007. **

10.23	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2008.**

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.