Form 10-Q
period 2013-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2013-05-08
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended March 31, 2013,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding
Description of Class	as of May 1, 2013
Ordinary Shares - $1.00 par value	43,083,550

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars, except share amounts)

	MARCH 31, 2013	DECEMBER 31, 2012
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,882,268 and $4,728,596 at March 31, 2013 and December 31, 2012, respectively)	$5,008,753	$4,868,150
Short-term investments, available for sale at fair value (amortized cost: $1,400 and $42,224 at March 31, 2013 and December 31, 2012, respectively)	1,400	42,230
Equity securities, available for sale at fair value (cost: $172,444 and $76,997 at March 31, 2013 and December 31, 2012, respectively)	188,927	86,997
Other investments	554,715	517,546

Total investments	5,753,795	5,514,923
Cash and cash equivalents	857,187	1,124,019
Premiums receivable, net	1,193,578	601,952
Insurance and reinsurance balances receivable	106,222	105,663
Deferred acquisition costs	212,953	168,252
Prepaid reinsurance premiums	340,066	166,702
Reinsurance recoverable on unpaid losses	588,576	691,783
Reinsurance recoverable on paid losses	11,891	83,159
Accrued investment income	24,865	27,166
Goodwill and intangible assets	169,899	172,000
Deferred tax asset	41,505	43,501
Net receivable on sales of investments	35,608	9,144
Other assets	95,336	86,708

Total assets	$9,431,481	$8,794,972

LIABILITIES
Reserve for losses and loss expenses	$4,026,536	$4,240,876
Reserve for unearned premiums	1,625,883	965,244
Deposit liabilities	22,533	22,220
Reinsurance balances payable	203,048	110,843
Debt	527,421	527,339
Net payable on purchases of investments	111,969	81,469
Other liabilities	147,841	136,384

Total liabilities	6,665,231	6,084,375

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2012 – $430,000)	17,200	17,200
Common shares
Ordinary – 43,169,336 issued and outstanding (2012 – 43,116,394)	43,169	43,116
Additional paid-in capital	520,257	527,915
Accumulated other comprehensive income	137,439	152,463
Retained earnings	2,048,185	1,969,903

Total shareholders’ equity	2,766,250	2,710,597

Total liabilities and shareholders’ equity	$9,431,481	$8,794,972

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Revenues
Gross premiums written	$1,177,362	$1,061,649
Ceded premiums written	(268,447)	(218,593)

Net premiums written	908,915	843,056
Change in unearned premiums	(488,798)	(431,421)

Net premiums earned	420,117	411,635
Net investment income	49,305	57,075
Net realized and unrealized investment gains	6,235	5,203
Total other-than-temporary impairment losses	(806)	—
Portion of loss recognized in other comprehensive (loss) income	—	(219)

Net impairment losses recognized in earnings	(806)	(219)
Other underwriting income (loss)	749	(335)

Total revenues	475,600	473,359

Expenses
Net losses and loss expenses	218,970	262,767
Acquisition expenses	71,636	68,489
General and administrative expenses	66,478	66,041
Amortization of intangibles	2,101	2,777
Net foreign exchange losses (gains)	2,927	(18,137)
Interest expense	9,038	9,047

Total expenses	371,150	390,984

Income before income taxes	104,450	82,375
Income tax (expense) benefit	(4,151)	167

Net income	100,299	82,542
Preferred dividends	(8,188)	(8,188)

Net income available to common and participating common shareholders	$92,111	$74,354

Comprehensive income
Net income	$100,299	$82,542
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income taxes of $1,298 and $1,242 for the three months ended March 31, 2013 and 2012, respectively)	(4,846)	10,921
Foreign currency translation adjustments	(10,194)	(540)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	16	22

Other comprehensive (loss) income	(15,024)	10,403

Comprehensive income	$85,275	$92,945

Per share data
Basic earnings per common share	$2.14	$1.72

Diluted earnings per common share	$2.13	$1.72

Dividend per common share	$0.32	$0.31

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Preferred shares

Balance, beginning and end of period	$17,200	$17,200

Common shares
Balance, beginning of period	43,116	43,087
Issuance of common shares, net of forfeitures	276	300
Repurchase of common shares	(223)	—

Balance, end of period	43,169	43,387

Additional paid-in capital
Balance, beginning of period	527,915	526,910
Issuance of common shares, net of forfeitures	313	179
Repurchase of common shares and share equivalents	(9,781)	—
Settlement of equity awards	(2,923)	(3,407)
Stock-based compensation expense	4,733	4,995

Balance, end of period	520,257	528,677

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	12,676	9,609
Foreign currency translation adjustments	(10,194)	(540)

Balance, end of period	2,482	9,069

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	141,731	122,815
Net unrealized holding (losses) gains arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	(4,846)	10,921

Balance, end of period	136,885	133,736

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,944)	(2,032)
Net change from current period hedging transactions, net of reclassification adjustment	16	22

Balance, end of period	(1,928)	(2,010)

Total accumulated other comprehensive income	137,439	140,795

Retained earnings
Balance, beginning of period	1,969,903	1,893,576
Net income	100,299	82,542
Dividends on preferred shares	(8,188)	(8,188)
Dividends on common shares	(13,829)	(13,451)

Balance, end of period	2,048,185	1,954,479

Total shareholders’ equity	$2,766,250	$2,684,538

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Cash flows provided by operating activities
Net income	$100,299	$82,542
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	14,103	5,147
Amortization of other intangibles and depreciation	4,703	6,015
Net realized and unrealized investment gains	(6,235)	(5,203)
Net impairment losses recognized in earnings	806	219
Deferred taxes	3,295	(2,043)
Stock-based compensation expense	4,733	4,995
Equity in earnings of other investments	(23,059)	(23,125)
Premiums receivable, net	(591,626)	(644,169)
Insurance and reinsurance balances receivable	(559)	(3,130)
Deferred acquisition costs	(44,701)	(25,641)
Prepaid reinsurance premiums	(173,364)	(130,424)
Reinsurance recoverable on unpaid losses	103,207	176,400
Reinsurance recoverable on paid losses	71,268	(6,994)
Accrued investment income	2,301	4,039
Other assets	4,068	3,921
Reserve for losses and loss expenses	(214,340)	(63,395)
Reserve for unearned premiums	660,639	562,216
Deposit liabilities	313	63
Reinsurance balances payable	92,205	104,238
Other liabilities	15,437	(20,766)

Net cash provided by operating activities	23,493	24,905

Cash flows used in investing activities
Proceeds from sales of available for sale investments	458,134	833,334
Proceeds from maturities and calls on available for sale investments	205,928	230,186
Proceeds from the redemption of other investments	7,880	25,031
Purchases of available for sale investments	(886,054)	(1,285,594)
Purchases of other investments	(21,990)	(1,676)
Net settlements of other assets	2,896	(7,315)
Purchases of fixed assets	(4,581)	(4,257)
Net cash paid for subsidiary acquisition	—	(45)

Net cash flows used in investing activities	(237,787)	(210,336)

Cash flows used in financing activities
Issuance of common shares, net of forfeitures	551	436
Repurchase of common shares	(10,004)	—
Settlement of equity awards	(2,923)	(3,407)
Proceeds from issuance of debt	242	364
Repayments and repurchases of debt	(209)	(1,516)
Dividends on preferred shares	(8,188)	(8,188)
Dividends on common shares	(13,829)	(13,447)

Net cash flows used in financing activities	(34,360)	(25,758)

Effect of exchange rate changes on cash and cash equivalents	(18,178)	(91)

Net decrease in cash and cash equivalents	(266,832)	(211,280)
Cash and cash equivalents, beginning of period	1,124,019	890,914

Cash and cash equivalents, end of period	$857,187	$679,634

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”).

Certain comparative information has been reclassified to conform to current year presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

There were no material changes in the Company’s significant accounting and reporting policies subsequent to the 2012 Form 10-K.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-11 “Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosures about financial instruments and derivative instruments relating to netting arrangements.

ASU 2011-11 was effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation required. The Company adopted this standard effective January 1, 2013. This standard did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2013-02 was effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this standard prospectively on January 1, 2013. This standard resulted in an additional note to the consolidated financial statements (see Note 6).

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Available for sale investments	$29,481	$36,982
Other investments	23,059	23,125
Cash and cash equivalents	451	340

	$52,991	$60,447
Investment expenses	(3,686)	(3,372)

Net investment income	$49,305	$57,075

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition of the investment portfolio by investment type at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$5,008,753	76.7%	$4,868,150	74.2%
Cash and cash equivalents(1)	780,826	11.9%	1,051,694	16.0%
Other investments(2)	554,715	8.5%	517,546	7.9%
Short-term investments	1,400	—%	42,230	0.6%
Equity securities	188,927	2.9%	86,997	1.3%

Total	$6,534,621	100.0%	$6,566,617	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at March 31, 2013 and December 31, 2012. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	March 31, 2013		December 31, 2012
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$691,084	13.8%	$737,535	15.0%
AAA / Aaa	1,091,358	21.8%	993,277	20.2%
AA / Aa	1,797,292	35.8%	1,821,250	37.1%
A / A	1,014,077	20.2%	993,307	20.2%
BBB	264,449	5.3%	219,017	4.5%
Below BBB	148,391	3.0%	143,198	2.9%
Not rated	3,502	0.1%	2,796	0.1%

Total	$5,010,153	100.0%	$4,910,380	100.0%

(1)	The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings is used.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of March 31, 2013 and December 31, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$158,381	$160,430	$136,283	$137,567
Due after one year through five years	1,734,070	1,770,270	1,725,927	1,765,662
Due after five years through ten years	416,191	433,325	410,755	429,099
Due after ten years	32,807	36,609	29,654	33,803
Residential mortgage-backed securities	1,221,178	1,244,425	1,252,468	1,280,579
Commercial mortgage-backed securities	804,295	840,157	741,178	781,379
Asset-backed securities	516,746	524,937	474,555	482,291

Total	$4,883,668	$5,010,153	$4,770,820	$4,910,380

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments”. At March 31, 2013 and December 31, 2012, the Company had invested, net of capital returned, a total of $411.7 million and $394.5 million, respectively, in other investments. At March 31, 2013 and December 31, 2012, the carrying value of other investments was $554.7 million and $517.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of March 31, 2013 and December 31, 2012:

March 31, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$367,554	$—	$85,644
Private investment funds	38,001	27,493	38,001

Total alternative funds	405,555	27,493	123,645

Specialty funds
High yield loan funds	108,005	—	—
Convertible debt funds	41,155	—	—

Total specialty funds	149,160	—	—

Total other investments	$554,715	$27,493	$123,645

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

Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 72% of the hedge fund portfolio, with the remainder over the following two years.

Private investment funds – The Company generally has no right to redeem its interest in any private investment funds in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership.

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

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in and first out method. The analysis of net realized and unrealized investment gains for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Gross realized gains on investment sales	$7,420	$7,248
Gross realized losses on investment sales	(1,463)	(2,347)
Change in fair value of derivative financial instruments(1)	278	302

Net realized and unrealized investment gains	$6,235	$5,203

(1)	For additional information on the Company’s derivative financial instruments, see Note 7.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$673,940	$17,207	$(63)	$691,084	$—
U.S. state and municipal securities	38,699	898	(165)	39,432	—
Foreign government securities	144,623	4,052	(68)	148,607	—
Government guaranteed corporate securities	73,897	1,605	(10)	75,492	—
Corporate securities	1,408,890	36,928	(1,199)	1,444,619	—
Residential mortgage-backed securities	1,221,178	27,608	(4,361)	1,244,425	(5,531)
Commercial mortgage-backed securities(1)	804,295	37,675	(1,813)	840,157	(47)
Asset-backed securities	516,746	8,641	(450)	524,937	—

Total fixed maturity investments	$4,882,268	$134,614	$(8,129)	$5,008,753	$(5,578)
Short-term investments	1,400	—	—	1,400	—

Total fixed income investments	$4,883,668	$134,614	$(8,129)	$5,010,153	$(5,578)

Equity securities
Equity investments	$118,491	$14,510	$(993)	$132,008	$—
Emerging market debt funds	30,000	276	—	30,276	—
Preferred equity investments	8,643	2,690	—	11,333	—
Short-term fixed income fund	15,310	—	—	15,310	—

Total equity securities	$172,444	$17,476	$(993)	$188,927	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $7.8 million.
(2)

Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2013, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.1 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$718,992	$18,596	$(53)	$737,535	$—
U.S. state and municipal securities	37,952	1,119	(177)	38,894	—
Foreign government securities	106,218	3,264	(145)	109,337	—
Government guaranteed corporate securities	62,782	1,682	—	64,464	—
Corporate securities	1,334,451	40,555	(1,335)	1,373,671	—
Residential mortgage-backed securities	1,252,468	30,426	(2,315)	1,280,579	(5,884)
Commercial mortgage-backed securities(1)	741,178	41,737	(1,536)	781,379	(53)
Asset-backed securities	474,555	8,435	(699)	482,291	—

Total fixed maturity investments	$4,728,596	$145,814	$(6,260)	$4,868,150	$(5,937)
Short-term investments	42,224	6	—	42,230	—

Total fixed income investments	$4,770,820	$145,820	$(6,260)	$4,910,380	$(5,937)

Equity securities
Equity investments	$59,736	$7,194	$(620)	$66,310	$—
Emerging market debt funds	10,000	576	—	10,576	—
Preferred equity investments	7,261	2,851	(1)	10,111	—

Total equity securities	$76,997	$10,621	$(621)	$86,997	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $8.5 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2012, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.4 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2013	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
Fixed maturity investments
U.S. government and agencies securities	$(63)	$40,588	$—	$—	$(63)	$40,588
U.S. state and municipal securities	(165)	6,913	—	—	(165)	6,913
Foreign government securities	(66)	12,390	(2)	4,554	(68)	16,944
Government guaranteed corporate securities	(10)	13,884	—	—	(10)	13,884
Corporate securities	(1,172)	288,226	(27)	1,752	(1,199)	289,978
Residential mortgage-backed securities	(4,138)	499,751	(223)	6,162	(4,361)	505,913
Commercial mortgage-backed securities	(1,399)	199,290	(414)	5,698	(1,813)	204,988
Asset-backed securities	(107)	82,229	(343)	7,209	(450)	89,438

Total fixed maturity investments	$(7,120)	$1,143,271	$(1,009)	$25,375	$(8,129)	$1,168,646

Equity securities
Equity investments	$(964)	$26,522	$(29)	$407	$(993)	$26,929

Total equity securities	$(964)	$26,522	$(29)	$407	$(993)	$26,929

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at March 31, 2013.

As of March 31, 2013, 499 available for sale securities were in an unrealized loss position aggregating $9.1 million. Of those, 51 securities with aggregated unrealized losses of $1.0 million at March 31, 2013 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2012	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
Fixed maturity investments
U.S. government and agencies securities	$(53)	$48,570	$—	$—	$(53)	$48,570
U.S. state and municipal securities	(177)	6,905	—	—	(177)	6,905
Foreign government securities	(139)	23,157	(6)	4,870	(145)	28,027
Corporate securities	(1,305)	245,232	(30)	1,849	(1,335)	247,081
Residential mortgage-backed securities	(1,920)	327,473	(395)	7,511	(2,315)	334,984
Commercial mortgage-backed securities	(474)	79,125	(1,062)	11,625	(1,536)	90,750
Asset-backed securities	(94)	53,471	(605)	8,123	(699)	61,594

Total fixed maturity investments	$(4,162)	$783,933	$(2,098)	$33,978	$(6,260)	$817,911

Equity securities
Equity investments	$(580)	$9,183	$(40)	$387	$(620)	$9,570
Preferred equity investments	(1)	201	—	—	(1)	201

Total equity securities	$(581)	$9,384	$(40)	$387	$(621)	$9,771

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2012.

As of December 31, 2012, 403 available for sale securities were in an unrealized loss position aggregating $6.9 million. Of those, 55 securities with aggregated unrealized losses of $2.1 million had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Total other-than-temporary impairment losses	$(806)	$—
Portion of loss recognized in other comprehensive (loss) income	—	(219)

Net impairment losses recognized in earnings	$(806)	$(219)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.8 million (2012: $0.2 million) of OTTI losses recognized by the Company in the first quarter of 2013, the majority of it related to reductions in expected recovery values on commercial mortgage-backed securities and interest only strips during the period. At March 31, 2013, the Company did not have the intent to sell securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

The following table provides a roll-forward of the amount related to credit losses for the Company’s fixed income investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

	2013	2012
Beginning balance	$(2,000)	$(2,225)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	(219)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	117	257

Ending balance	$(1,883)	$(2,187)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and specialty funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2013. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

•

Equity securities – These securities are generally priced by pricing services or index providers. Depending on the type of underlying equity security or equity fund, the securities are priced by pricing services or index providers based on quoted market prices in active markets or through a discounted cash flow model that incorporates benchmark curves for treasury, swap and credits for like or similar securities. The Company generally classifies the fair values of its equity securities in Level 1 or 2.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

•

Other assets and liabilities – These balances include a variety of derivative instruments used to enhance the efficiency of the investment portfolio and economically hedge certain risks. These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs. Also included in this line item are proprietary, non-exchange traded derivative-based risk management products primarily used to address weather and energy risks. The trading market for these weather derivatives is generally linked to energy and agriculture commodities, weather and other natural phenomena. In instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and classifies these in Level 3. These models may reference prices for similar instruments.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at March 31, 2013.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at March 31, 2013:

	Fair Value Measurements at March 31, 2013
	Total at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$691,084	$—	$691,084	$—
U.S. state and municipal securities	39,432	—	39,432	—
Foreign government securities	148,607	—	148,607	—
Government guaranteed corporate securities	75,492	—	75,492	—
Corporate securities	1,444,619	—	1,443,823	796
Residential mortgage-backed securities	1,244,425	—	1,244,138	287
Commercial mortgage-backed securities	840,157	—	833,848	6,309
Asset-backed securities	524,937	—	522,515	2,422

Total fixed maturity investments	$5,008,753	$—	$4,998,939	$9,814
Equity securities
Equity investments	132,008	105,542	26,466	—
Emerging market debt funds	30,276	—	30,276	—
Preferred equity investments	11,333	—	11,333	—
Short-term fixed income fund	15,310	15,310	—	—

Total equity securities	$188,927	$120,852	$68,075	$—
Short-term investments	1,400	—	1,400	—
Other investments	554,715	—	—	554,715
Other assets (see Note 7)	34,167	—	34,161	6

Total assets	$5,787,962	$120,852	$5,102,575	$564,535

Liabilities
Other liabilities (see Note 7)	$23,640	$—	$23,628	$12
Debt	590,934	—	590,934	—

Total liabilities	$614,574	$—	$614,562	$12

During the three months ended March 31, 2013, there were net transfers into Level 3 from Level 2 of $3.2 million, excluding other investments. Transfers into Level 3 consisted of commercial mortgage-backed securities and asset-backed securities for which observable inputs were no longer available in the current period.

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

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2012:

	Fair Value Measurements at December 31, 2012
	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$737,535	$39,889	$697,646	$—
U.S. state and municipal securities	38,894	—	38,894	—
Foreign government securities	109,337	—	109,337	—
Government guaranteed corporate securities	64,464	—	64,464	—
Corporate securities	1,373,671	—	1,373,671	—
Residential mortgage-backed securities	1,280,579	—	1,280,223	356
Commercial mortgage-backed securities	781,379	—	777,049	4,330
Asset-backed securities	482,291	—	478,480	3,811

Total fixed maturity investments	$4,868,150	$39,889	$4,819,764	$8,497
Equity securities
Equity investments	66,310	66,310	—	—
Emerging market debt funds	10,576	—	10,576	—
Preferred equity investments	10,111	—	10,111	—

Total equity securities	$86,997	$66,310	$20,687	$—
Short-term investments	42,230	—	42,230	—
Other investments	517,546	—	—	517,546
Other assets (see Note 7)	23,649	—	20,688	2,961

Total assets	$5,538,572	$106,199	$4,903,369	$529,004

Liabilities
Other liabilities (see Note 7)	10,660	—	7,699	2,961
Debt	592,677	—	592,677	—

Total liabilities	$603,337	$—	$600,376	$2,961

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Level 3 assets represented 9.75% and 9.55% of the Company’s total available for sale investments, other investments and derivative instruments at March 31, 2013 and December 31, 2012, respectively. There were no material changes in the Company’s valuation techniques for the three months ended March 31, 2013. No impairment losses on Level 3 securities were recognized in earnings for the three months ended March 31, 2013 or 2012.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,497	$517,546	$2,961	$529,004	$2,961
Total net realized gains included in earnings	5	25,483	—	25,488	—
Total net realized and unrealized losses included in earnings	—	(2,424)	—	(2,424)	—
Change in unrealized gains included in other comprehensive (loss) income	84	—	—	84	—
Change in unrealized losses included in other comprehensive (loss) income	(54)	—	—	(54)	—
Purchases	—	21,990	—	21,990	6
Sales	(1,926)	(7,880)	(2,961)	(12,767)	(2,961)
Transfers in to Level 3	3,264	—	—	3,264	—
Transfers out of Level 3	(56)	—	—	(56)	—

Level 3, end of period	$9,814	$554,715	$—	$564,529	$6

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

	Three Months Ended March 31, 2012
	Fixed maturity investments	Other investments		Other assets	Total assets	Other liabilities
Level 3, beginning of period	$10,394	$—		$—	$10,394	$—
Total net realized gains included in earnings	5	—		—	5	—
Total net realized and unrealized losses included in earnings	—	—		—	—	—
Change in unrealized gains included in other comprehensive (loss) income	594	—		—	594	—
Change in unrealized losses included in other comprehensive (loss) income	(114)	—		—	(114)	—
Purchases	174	—		—	174	—
Sales	(450)	—		—	(450)	—
Transfers in to Level 3	392	432,428	(1)	—	432,820	—
Transfers out of Level 3	(2,092)	—		—	(2,092)	—

Level 3, end of period	$8,903	$432,428		$—	$441,331	$—

(1)	As required by ASU 2011-04, the fair value of the Company’s other investments was transferred into Level 3 at March 31, 2012.

5.	Earnings per share

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

Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares excludes any dilutive effect of outstanding options and convertible securities such as unvested restricted shares.

Diluted earnings per common share are based on the weighted average number of common shares and assumes the exercise of all dilutive stock options and the vesting or conversion of all convertible securities such as unvested restricted shares using the two-class method described above.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share, cont’d.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	2013	2012
Numerator:
Net income available to common and participating common shareholders	$92,111	$74,354
Less amount allocated to participating common shareholders (1)	(1,510)	(1,295)

Net income allocated to common shareholders	$90,601	$73,059

Denominator:

Weighted average shares – basic	42,431,020	42,436,329

Share equivalents:
Options	11,799	42,985
Restricted share units	1,117	9,536

Weighted average shares – diluted	42,443,936	42,488,850

Basic earnings per common share	$2.14	$1.72

Diluted earnings per common share	$2.13	$1.72

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on February 14, 2013 (2012 – Series A: $0.484375, Series B: $0.46875). The Series A and Series B preferred share dividends were paid on March 15, 2013 to shareholders of record on March 1, 2013. Endurance Holdings also declared a dividend of $0.32 per common share on February 27, 2013 (2012 – $0.31). The dividend was paid on March 29, 2013 to shareholders of record on March 15, 2013.

	Three Months Ended March 31,
	2013	2012
Dividends declared per Series A preferred share	$0.484375	$0.484375

Dividends declared per Series B preferred share	$0.468750	$0.468750

Dividends declared per common share	$0.32	$0.31

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income balances by component for the three months ended March 31, 2013:

	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Foreign currency items	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive (loss) income before reclassifications	—	97	(10,194)	(10,097)
Amounts reclassified from accumulated other comprehensive income(1)	16	(4,943)	—	(4,927)

Net current period other comprehensive (loss) income	16	(4,846)	(10,194)	(15,024)

Ending balance	$(1,928)	$136,885	$2,482	$137,439

(1)	All amounts are net of tax.

The following table presents the significant items reclassified out of accumulated other comprehensive income during the three months ended March 31, 2013:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Gains and losses on cash flow hedges —
Debt	$16	Interest expense

	16	Total before income taxes
	—	Income tax expense

	$16	Total net of income taxes

Unrealized (gains) losses on available-for-sale securities	$(5,957)	Net realized and unrealized investment gains
	806	Net impairment losses recognized in earnings

	(5,151)	Total before income taxes
	208	Income tax expense

	$(4,943)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains, net foreign exchange losses (gains) and other underwriting income (loss) in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s derivatives are not designated as hedges under current accounting guidance. The Company invests a portion of its fixed maturity assets with third party investment managers with investment guidelines that permit the use of derivative instruments. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers. The Company’s objectives for holding these derivatives are as follows:

Interest Rate Futures, Swaps, Swaptions and Options – to manage exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk through modification of the portfolio composition and duration.

Foreign Exchange Forwards, Futures and Options – as part of overall currency risk management and investment strategies.

Credit Default Swaps – to manage market exposures. The Company may assume or economically hedge credit risk through credit default swaps to replicate or hedge investment positions. The original term of these credit default swaps is generally five years or less.

Commodity Futures and Options - to economically hedge certain underwriting risks.

To-Be-Announced Mortgage-backed Securities (“TBAs”) – to enhance investment performance and as part of overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.

Energy and Weather Contracts – to address weather and energy risks. The Company may purchase or sell contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed, or combinations thereof.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The fair values and the related notional values of derivatives at March 31, 2013 and December 31, 2012 are noted below.

	March 31, 2013		December 31, 2012
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Foreign exchange forward contracts	$43	$4,274	$23	$1,652
Credit default swaps	—	—	9	410
Interest rate swaps	—	—	76	5,000
Interest rate swaptions	20	1,000	57	2,200
TBAs	34,098	32,000	20,523	19,000
Energy and weather contracts	6	100	2,961	15,573

Total recorded in other assets	$34,167		$23,649

Foreign exchange forward contracts	$92	$9,629	$60	$5,296
Interest rate swaps	27	10,600	—	—
Interest rate swaptions	85	49,620	133	14,500
TBAs	23,424	22,000	7,506	7,000
Energy and weather contracts	12	100	2,961	15,573

Total recorded in other liabilities	$23,640		$10,660

Net derivative asset	$10,527		$12,989

On January 1, 2013, the Company adopted new guidance that requires disclosure of financial instruments subject to a master netting agreement. The Company’s derivative assets of $34.2 million and liabilities of $23.6 million are traded under International Swaps and Derivatives Association Master Agreements which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. At March 31, 2013 and December 31, 2012, none of the Company’s derivative instruments were netted under a Master Agreement. See Note 10 for information on collateral pledged.

The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Total included in net foreign exchange losses (gains) from foreign exchange forward contracts	$161	$(118)

Interest rate futures	$—	$87
Credit default swaps	3	43
Interest rate swaps	118	153
Interest rate swaptions	175	10
TBAs	(17)	9

Total included in net realized and unrealized investment gains	$279	$302

Total included in other underwriting income (loss) from energy and weather contracts	$1,166	$—

Total gains from derivatives	$1,606	$184

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

No options were granted, expired or vested during the quarters ended March 31, 2013 and 2012. The total intrinsic value of options exercised during the quarter ended March 31, 2013 was $0.2 million (2012 - $0.3 million). The Company received proceeds of $0.3 million (2012 - $0.2 million) from the exercise of options during the quarter ended March 31, 2013. The Company issued new ordinary shares in connection with the exercise of the above options. There were no unrecognized stock-based compensation expenses related to unvested stock options at March 31, 2013 and 2012.

During the quarter ended March 31, 2013, the Company granted an aggregate of 343,384 (2012 – 377,308) restricted shares and restricted share units with weighted average grant date fair values of $15.2 million (2012 - $14.5 million). During the quarter ended March 31, 2013, the aggregate fair value of restricted shares and restricted share units that vested was $9.1 million (2012 - $10.2 million). For the quarter ended March 31, 2013, compensation costs recognized in earnings for all restricted shares and restricted share units were $4.7 million (2012 - $5.0 million). At March 31, 2013, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $15.3 million (2012 - $16.8 million).

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended March 31, 2013, total expenses related to the Company’s Employee Share Purchase Plan were approximately $38,000 (2012 - $43,000).

9.	Segment reporting

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance, which are comprised of the following lines of business:

Insurance segment lines of business

•	Agriculture

•	Casualty and other specialty

•	Professional lines

•	Property

Reinsurance segment lines of business

•	Catastrophe

•	Property

•	Casualty

•	Other specialty

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2013:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$652,943	$524,419	$1,177,362
Ceded premiums written	(248,249)	(20,198)	(268,447)

Net premiums written	404,694	504,221	908,915

Net premiums earned	151,152	268,965	420,117
Other underwriting income	—	749	749

	151,152	269,714	420,866

Expenses
Net losses and loss expenses	99,464	119,506	218,970
Acquisition expenses	14,616	57,020	71,636
General and administrative expenses	35,627	30,851	66,478

	149,707	207,377	357,084

Underwriting income	$1,445	$62,337	$63,782

Net loss ratio	65.7%	44.4%	52.1%
Acquisition expense ratio	9.7%	21.2%	17.1%
General and administrative expense ratio	23.6%	11.5%	15.8%

Combined ratio	99.0%	77.1%	85.0%

Reserve for losses and loss expenses	$2,120,865	$1,905,671	$4,026,536

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$635,347	$426,302	$1,061,649
Ceded premiums written	(207,566)	(11,027)	(218,593)

Net premiums written	427,781	415,275	843,056

Net premiums earned	161,630	250,005	411,635
Other underwriting loss	—	(335)	(335)

	161,630	249,670	411,300

Expenses
Net losses and loss expenses	113,702	149,065	262,767
Acquisition expenses	16,214	52,275	68,489
General and administrative expenses	34,435	31,606	66,041

	164,351	232,946	397,297

Underwriting (loss) income	$(2,721)	$16,724	$14,003

Net loss ratio	70.4%	59.7%	63.9%
Acquisition expense ratio	10.0%	20.9%	16.6%
General and administrative expense ratio	21.3%	12.6%	16.0%

Combined ratio	101.7%	93.2%	96.5%

Reserve for losses and loss expenses	$1,870,336	$1,890,493	$3,760,829

The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Total underwriting income	$63,782	$14,003
Net investment income	49,305	57,075
Net foreign exchange (losses) gains	(2,927)	18,137
Net realized and unrealized investment gains	6,235	5,203
Net impairment losses recognized in earnings	(806)	(219)
Amortization of intangibles	(2,101)	(2,777)
Interest expense	(9,038)	(9,047)

Income before income taxes	$104,450	$82,375

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended March 31, 2013 and 2012:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2013	2013	2012	2012
Insurance
Agriculture	$564,474	$341,130	$533,667	$354,920
Casualty and other specialty	56,467	43,261	55,491	41,823
Professional lines	20,964	14,203	36,345	30,205
Property	11,038	6,100	9,844	833

Total Insurance	652,943	404,694	635,347	427,781

Reinsurance
Catastrophe	147,866	131,398	143,182	133,718
Casualty	151,702	150,273	121,674	120,437
Property	148,411	148,411	106,746	106,746
Other specialty	76,440	74,139	54,700	54,374

Total Reinsurance	524,419	504,221	426,302	415,275

Total	$1,177,362	$908,915	$1,061,649	$843,056

10.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at March 31, 2013 and December 31, 2012 amounted to $600.5 million and $774.9 million, respectively. At March 31, 2013, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A-or better by A.M. Best or Standard & Poor’s.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the three months ended March 31, 2013 and 2012, respectively:

Broker	2013	2012
Aon Benfield	17.7%	15.8%
Marsh & McLennan Companies, Inc.	13.3%	16.3%
Willis Companies	8.2%	6.0%

Total of largest brokers	39.2%	38.1%

Letters of credit. As of March 31, 2013, the Company had issued letters of credit of $291.2 million (December 31, 2012 – $320.4 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont’d.

Investment commitments. As of March 31, 2013 and December 31, 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $216.8 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2013 and December 31, 2012, the Company had also pledged $345.9 million and $380.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $291.2 million and $320.4 million in letters of credit outstanding under its credit facility, respectively. In addition, as of March 31, 2013 and December 31, 2012, cash and fixed maturity investments with fair values of $279.1 million and $280.0 million were on deposit with U.S. state regulators, respectively.

The Company is subject to certain commitments with respect to other investments at March 31, 2013 and December 31, 2012. See Note 3.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2013 are as follows:

Twelve months ended March 31,	Amount
2014	$16,723
2015	13,425
2016	12,605
2017	10,148
2018	10,005
2019 and thereafter	51,061

$113,967

Total lease expense under operating leases for the three months ended March 31, 2013 was $3.6 million (2012 – $3.5 million).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2013 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2012 Form 10-K and this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2012 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Months Ended March 31, 2013 and 2012

Results of operations for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,177,362	$1,061,649	10.9%
Ceded premiums written	(268,447)	(218,593)	22.8%

Net premiums written	908,915	843,056	7.8%

Net premiums earned	420,117	411,635	2.1%
Net investment income	49,305	57,075	(13.6	) %
Net realized and unrealized investment gains	6,235	5,203	19.8%
Net impairment losses recognized in earnings	(806)	(219)	268.0%
Other underwriting income (loss)	749	(335)	NM	(2)

Total revenues	475,600	473,359	0.5%

Expenses
Net losses and loss expenses	218,970	262,767	(16.7	) %
Acquisition expenses	71,636	68,489	4.6%
General and administrative expenses	66,478	66,041	0.7%
Amortization of intangibles	2,101	2,777	(24.3	) %
Net foreign exchange losses (gains)	2,927	(18,137)	NM	(2)
Interest expense	9,038	9,047	(0.1	) %
Income tax expense (benefit)	4,151	(167)	NM	(2)

Net income	$100,299	$82,542	21.5%

Net loss ratio	52.1%	63.9%	(11.8)
Acquisition expense ratio	17.1%	16.6%	0.5
General and administrative expense ratio	15.8%	16.0%	(0.2)

Combined ratio	85.0%	96.5%	(11.5)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended March 31, 2013 were $1,177.4 million, an increase of $115.7 million, or 10.9%, compared to the same period in 2012. Net premiums written in the three months ended March 31, 2013 were $908.9 million, an increase of $65.9 million, or 7.8%. The change in net premiums written was driven by the following factors:

•

An increase of $41.7 million in the property line of the Reinsurance segment, driven by growth in new business in the Company’s London, Zurich and Singapore offices, as well as modest rate increases on renewed business;

•

Within the casualty line of the Reinsurance segment, net written premiums increased $29.8 million as a result of new business written on international motor and US casualty treaties, together with the shifting of a significant professional liability renewal from an April 1st inception date to January 1st;

•

The other specialty line of the Reinsurance segment expanded its net written premiums by $19.8 million primarily due to new business generated by the trade credit and surety team that joined the Company in late 2012, partially offset by an absence of positive premium adjustments compared to 2012 and clients reducing their purchase of reinsurance upon renewal of certain treaties;

•

In the agriculture line of the Insurance segment, net premiums decreased modestly as a result of increased cessions of premiums to the U.S. Government and third parties partially offset by increased gross premiums written resulting from growth in policy counts; and

•	In the Insurance segment, professional lines premiums decreased in 2013 due primarily to the non-renewal of a large program relationship in late 2012.

The increase in ceded premiums written by the Company in the quarter ended March 31, 2013 as compared to the same period in 2012 was primarily driven by agriculture line of the Insurance segment as the Company has chosen to cede more premiums to the U.S. government and third parties as dry conditions have persisted in certain areas of the United States, which had the potential to adversely impact the results of our agriculture insurance business.

Net premiums earned for the three months ended March 31, 2013 were $420.1 million, an increase of $8.5 million, or 2.1%, from the first quarter of 2012. The increase in net premiums earned resulted from the growth in premiums primarily in the property reinsurance line of business.

Net Investment Income

The Company’s net investment income of $49.3 million decreased by 13.6% or $7.8 million for the quarter ended March 31, 2013 as compared to the same period in 2012. Investment income generated from the Company’s cash and cash equivalents and available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, declined by $7.5 million for the three months ended March 31, 2013 compared to the same period in 2012. This decline resulted primarily from lower reinvestment rates over the past 12 months. Net investment income during the first quarter of 2013 included net mark to market gains of $23.1 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $23.1 million in the first quarter of 2012. Investment expenses, including investment management fees, for the three months ended March 31, 2013 were $3.7 million compared to $3.4 million for the same period in 2012.

The annualized net earned yield and total return of the investment portfolio for the three months ended March 31, 2013 and 2012 and the market yield and portfolio duration as of March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Annualized net earned yield(1)	3.13%	3.76%
Total return on investment portfolio(2)	0.60%	1.38%
Market yield(3)	1.50%	1.69%
Portfolio duration(4)	2.78 years	2.64 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the first quarter of 2013, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 10 basis point range, with a high of 0.44% and a low of 0.34%. Trading activity in the Company’s portfolio during the first quarter included reductions in residential mortgage-backed securities, U.S. government and government agencies securities and short-term investments, and increased allocations to foreign government bonds, corporate securities, commercial mortgage-backed securities, asset-backed securities and equity securities. The duration of the fixed income investments increased to 2.78 years at March 31, 2013 from 2.49 years at December 31, 2012.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2013 were $458.1 million compared to $833.3 million during the same period a year ago. Net realized investment gains increased during the three months ended March 31, 2013 compared to the same period in 2012. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$7,420	$7,248
Gross realized losses on investment sales	(1,463)	(2,347)
Change in fair value of derivative financial instruments	278	302

Net realized and unrealized investment gains	$6,235	$5,203

Net impairment losses recognized in earnings for the three months ended March 31, 2013 and 2012 were $0.8 million and $0.2 million, respectively.

Net Foreign Exchange Gains and Losses

For the three months ended March 31, 2013, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $2.9 million compared to a net foreign exchange gain of $18.1 million for the same period of 2012. This loss resulted from offsetting exposures across the Company as the U.S. dollar strengthened against the major currencies in the period. In the prior year, the net foreign exchange gain resulted from a decrease in the value of Japanese Yen denominated net liabilities as the U.S. dollar and British Sterling strengthened against the Yen, and an increase in the value of net asset positions in other key currencies as the U.S. dollar generally weakened during the period. In addition, foreign exchange gains were recognized in income for the three months ended March 31, 2012 as revaluations on investments recorded in other comprehensive income were realized.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are characterized by various factors and are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. The following table details the impact of the catastrophe related activity for the three months ended March 31, 2013 and 2012.

Three months ended March 31, 2013		Three months ended March 31, 2012
Event	Net Loss	Event	Net Loss
(U.S. dollars in millions)
None	$—	Windstorms in Kentucky	$22.5

For the three months ended March 31, 2013, the Company incurred lower levels of catastrophe losses compared to the same period in 2012 due to the absence of any major events in the period. For the three months ended March 31, 2012, the Company recorded losses, net of reinsurance, reinstatement premiums and other loss sensitive accruals of $22.5 million related to windstorms in Kentucky, which added 5.8 percentage points to the Company’s net loss ratio.

Favorable prior year loss reserve development was $50.7 million for the first quarter of 2013 compared to $16.9 million during the same period in 2012. In the first quarter of 2013, prior year loss reserves emerged favorably across the agriculture, property and other specialty lines of the Insurance segment and all lines of business within the Reinsurance segment. Favorable reserve development in the first quarter of 2013 was higher than the first quarter of 2012 principally in the Reinsurance segment as the property line developed favorably compared to the first quarter of 2012 when notable adverse development was recorded on some of the major 2011 loss events. In addition, the Reinsurance segment casualty line has experienced higher favorable development in 2013 following lower than expected reported claims.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended March 31, 2013 increased by 0.5 percentage points compared to the acquisition expense ratio for the same period in 2012 due to a higher proportion of net earned premiums in 2013 being attributed to the Reinsurance segment which carries a higher acquisition expense ratio.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the first quarter of 2013 was consistent with the same period in 2012. At March 31, 2013, the Company had a total of 899 employees compared to 840 employees at March 31, 2012.

Income Tax (Expense) Benefit

The Company recorded a tax expense for the quarter ended March 31, 2013 of $4.2 million compared to a tax benefit of $0.2 million for the quarter ended March 31, 2012. The current period tax expense resulted from adjustments to deferred tax valuation allowances at the Company’s United States taxable jurisdictions.

Net Income

The Company generated net income of $100.3 million in the three months ended March 31, 2013 compared to net income of $82.5 million in the same period of 2012 primarily as a result of an absence of catastrophe losses and increased favorable prior year reserve development during the current period, partially offset by a reduction in foreign exchange gains.

Reserve for Losses and Loss Expenses

As of March 31, 2013, the Company had accrued losses and loss expense reserves of $4.0 billion (December 31, 2012 - $4.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three months ended March 31, 2013 and 2012, the Company’s net paid losses and loss expenses were $313.2 million and $153.6 million, respectively.

As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

Losses and loss expenses for the three months ended March 31, 2013 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$50,692	$(4,733)	$45,959
Casualty and other specialty	37,944	(4,577)	33,367
Professional lines	24,189	302	24,491
Property	3,934	(8,287)	(4,353)

Total Insurance	116,759	(17,295)	99,464

Reinsurance:
Catastrophe	$28,443	$(11,911)	$16,532
Property	52,514	(1,205)	51,309
Casualty	53,748	(14,156)	39,592
Other specialty	18,174	(6,101)	12,073

Total Reinsurance	152,879	(33,373)	119,506

Totals	$269,638	$(50,668)	$218,970

Losses and loss expenses for the three months ended March 31, 2013 included $50.7 million in favorable development of reserves relating to prior accident years. This favorable loss reserve development benefited the Company’s reported net loss ratio by approximately 12.1 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in the agriculture, casualty and other specialty and property lines of business within the Insurance segment, and all lines of business within the Reinsurance segment.

For the three months ended March 31, 2013, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Losses and loss expenses for the three months ended March 31, 2012 are summarized as follows:

	Incurred related to:
	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$52,514	$(3,069)	$49,445
Casualty and other specialty	36,477	852	37,329
Professional lines	24,992	(1,183)	23,809
Property	7,566	(4,447)	3,119

Total Insurance	121,549	(7,847)	113,702

Reinsurance:
Catastrophe	45,300	(9,050)	36,250
Property	42,454	12,030	54,484
Casualty	52,529	(5,060)	47,469
Other specialty	17,836	(6,974)	10,862

Total Reinsurance	158,119	(9,054)	149,065

Totals	$279,668	$(16,901)	$262,767

Losses and loss expenses for the three months ended March 31, 2012 included $16.9 million in favorable development of reserves relating to prior accident years. This favorable development benefited the Company’s reported net loss ratio by approximately 4.1 percentage points. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all lines of business in the Insurance segment and in the catastrophe, casualty, and other specialty lines of business in the Reinsurance segment.

For the three months ended March 31, 2012, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Insurance

Agriculture. For the three months ended March 31, 2013 and 2012, the Company recorded favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2012 and 2011 crop years, respectively.

Casualty and other specialty. For the three months ended March 31, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability business. This favorable loss emergence was partially offset by adverse loss development within the workers’ compensation and U.S. based casualty business. For the three months ended March 31, 2012, the Company recorded modest unfavorable loss emergence within this line of business primarily due to adverse loss development within the professional, workers’ compensation and U.S. based casualty businesses. This adverse loss development was partially offset by favorable loss emergence on the Bermuda based healthcare liability and casualty businesses. The Company exited the workers’ compensation insurance line of business in 2009.

Professional lines. For the three months ended March 31, 2013, the Company recorded a modest amount of unfavorable loss emergence within this line of business primarily due to slightly higher than expected claims activity. For the three months ended March 31, 2012, the Company recorded favorable loss emergence in professional lines primarily due to lower than expected claims activity.

Property. For the three months ended March 31, 2013 and 2012, the favorable loss emergence in the property line of business was primarily due to lower than expected claims reported and favorable case reserve development.

Reinsurance

Catastrophe. For the three months ended March 31, 2013 and 2012, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity and favorable case reserve development.

Property. For the three months ended March 31, 2013, the Company recorded overall favorable loss emergence within this line of business primarily due to lower than expected claims activity. For the three months ended March 31, 2012, the Company recorded unfavorable loss emergence within this line of business primarily due to higher than expected claims activity and unfavorable case reserve development.

Casualty. For the three months ended March 31, 2013 and 2012, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.

Other specialty. For the three months ended March 31, 2013, the Company recorded favorable loss emergence within this reserve category primarily due to lower than expected claims activity in the Company’s aerospace and surety businesses. For the three months ended March 31, 2012, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported within the aerospace, marine, and surety businesses.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at March 31, 2013:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$171,382	$135,758	$307,140
Casualty and other specialty	327,726	925,188	1,252,914
Professional lines	127,426	390,423	517,849
Property	27,993	14,969	42,962

Total Insurance	654,527	1,466,338	2,120,865

Reinsurance:
Catastrophe	173,606	114,931	288,537
Property	249,203	144,885	394,088
Casualty	290,399	685,422	975,821
Other specialty	101,862	145,363	247,225

Total Reinsurance	815,070	1,090,601	1,905,671

Totals	$1,469,597	$2,556,939	$4,026,536

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2012:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$392,457	$71,586	$464,043
Casualty and other specialty	308,611	944,289	1,252,900
Professional lines	110,441	386,819	497,260
Property	54,196	18,653	72,849

Total Insurance	865,705	1,421,347	2,287,052

Reinsurance:
Catastrophe	201,105	97,223	298,328
Property	281,681	133,779	415,460
Casualty	296,494	679,982	976,476
Other specialty	119,261	144,299	263,560

Total Reinsurance	898,541	1,055,283	1,953,824

Totals	$1,764,246	$2,476,630	$4,240,876

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$652,943	$635,347	2.8%
Ceded premiums written	(248,249)	(207,566)	19.6%

Net premiums written	404,694	427,781	(5.4	) %

Net premiums earned	151,152	161,630	(6.5	) %
Other underwriting income	—	—	—%

	151,152	161,630	(6.5	) %

Expenses
Losses and loss expenses	99,464	113,702	(12.5	) %
Acquisition expenses	14,616	16,214	(9.9	) %
General and administrative expenses	35,627	34,435	3.5%

	149,707	164,351	(8.9	) %

Underwriting income (loss)	$1,445	$(2,721)	NM	(2)

Net loss ratio	65.7%	70.4%	(4.7)
Acquisition expense ratio	9.7%	10.0%	(0.3)
General and administrative expense ratio	23.6%	21.3%	2.3

Combined ratio	99.0%	101.7%	(2.7)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. Gross premiums written for the first quarter of 2013 in the Insurance segment increased by $17.6 million over the first quarter of 2012. Gross and net premiums written for each line of business in the Insurance segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$564,474	$341,130	$533,667	$354,920
Casualty and other specialty	56,467	43,261	55,491	41,823
Professional lines	20,964	14,203	36,345	30,205
Property	11,038	6,100	9,844	833

Total	$652,943	$404,694	$635,347	$427,781

The decrease in the Insurance segment’s net premiums written for the three months ended March 31, 2013 compared to 2012 was driven by the following factors:

•

A modest decrease in the net premiums written in the agriculture line of business as a result of increased cessions to the U.S. Government and third parties, partially offset by increased gross premiums written resulting from growth in policy counts; and

•	A decrease in professional lines net premiums written in the Insurance segment primarily driven by the non-renewal of a large program relationship in late 2012.

Ceded premiums written by the Company increased in the quarter ended March 31, 2013 as compared to the same period in 2012 as the Company chose to cede more agriculture premiums to the U.S. Government and third parties as dry conditions have persisted in certain areas of the United States and have the potential to adversely impact the results of our agriculture insurance business.

Agriculture insurance writings are seasonal in nature with the majority of net premiums written recorded in the first and third quarters of the year.

The net premiums earned by the Company in the Insurance segment reduced in the three months ended March 31, 2013 compared to 2012 due to a modest decline in net written premiums over the last twelve months.

Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment for the three months ended March 31, 2013 decreased 4.7 percentage points compared to the same period in 2012. During the first quarter of 2013 the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $17.3 million, which decreased the net loss ratio by 11.4 percentage points, as compared to reductions of $7.8 million, which decreased the net loss ratio by 4.9 percentage points, for the three months ended March 31, 2012. The higher level of favorable loss development in the first quarter of 2013 compared to 2012 was driven by the agriculture, property and casualty and other lines of business. The higher development in the first quarter of 2012 resulted from lower than expected claims activity within our agriculture, healthcare liability, excess casualty and property insurance businesses.

Partially offsetting the increased levels of current period favorable prior year loss reserve releases was an increase in certain current period accident quarter loss ratios compared to the three months ended March 31, 2012. The current accident quarter loss ratio increased by 1.8 percentage points for the three months ended March 31, 2013 compared to the same period in 2012 due to higher loss ratios in the Company’s agriculture, casualty and other specialty and professional lines. In the agriculture line, higher accident year loss ratios were recorded as dry conditions have persisted in certain portions of the United States.

Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment in the first quarter of 2013 was comparable to the same period in 2012.

General and Administrative Expenses. The general and administrative expense ratio in the Insurance segment for the first quarter of 2013 increased 2.3 percentage points compared to the same period in 2012 as a result of reduced net earned premiums and an increase in annual incentive expenses.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$524,419	$426,302	23.0%
Ceded premiums written	(20,198)	(11,027)	83.2%

Net premiums written	504,221	415,275	21.4%

Net premiums earned	268,965	250,005	7.6%
Other underwriting income (loss)	749	(335)	NM	(2)

	269,714	249,670	8.0%

Expenses
Losses and loss expenses	119,506	149,065	(19.8	) %
Acquisition expenses	57,020	52,275	9.1%
General and administrative expenses	30,851	31,606	(2.4	) %

	207,377	232,946	(11.0	) %

Underwriting income	$62,337	$16,724	272.7%

Net loss ratio	44.4%	59.7%	(15.3)
Acquisition expense ratio	21.2%	20.9%	0.3
General and administrative expense ratio	11.5%	12.6%	(1.1)

Combined ratio	77.1%	93.2%	(16.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. In the first quarter of 2013, net premiums written in the Reinsurance segment increased by 21.4% over the first quarter of 2012. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$147,866	$131,398	$143,182	$133,718
Casualty	151,702	150,273	121,674	120,437
Property	148,411	148,411	106,746	106,746
Other specialty	76,440	74,139	54,700	54,374

Total	$524,419	$504,221	$426,302	$415,275

The net increase in net premiums written in the Reinsurance segment for the current quarter compared to the same period in 2012 was primarily due to the following factors:

•	An increase of $41.7 million in the property line driven by growth in new business in the Company’s London, Zurich and Singapore offices, as well as modest rate increases on renewed business;

•

Within the casualty line, net written premiums increased $29.9 million as a result of new business written on international motor and US casualty treaties together with the shifting of a significant professional liability renewal from an April 1st inception date to January 1st; and

•	The other specialty line expanded its net written premiums by $19.8 million primarily due to new business generated by the trade credit and surety team that joined the Company in late 2012.

Ceded premiums written by the Company increased in the quarter ended March 31, 2013 as compared to the same period in 2012 because of increased cessions to third parties in the Company’s catastrophe reinsurance line of business.

Net premiums earned by the Company for the three months ended March 31, 2013 increased compared to the first quarter of 2012 as a result of the growth in net premiums written in the last twelve months.

Net Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2013 decreased compared to the first quarter of 2012 as a result of no major loss events during the period. During the three months ended March 31, 2012, the Company incurred losses, net of reinstatement premiums and other loss sensitive accruals, of $22.5 million in relation to the Kentucky windstorms that occurred during the period, adding 9.7 percentage points to the Reinsurance segment’s net loss ratio for the first quarter of 2012.

The Company recorded $33.4 million or 12.4 percentage points of favorable prior year loss reserve development in the first quarter of 2013 compared to $9.1 million or 3.6 percentage points in the same quarter last year. During the first quarter of 2013, increased favorable loss reserve development emanated primarily from the property and casualty lines of business compared to the first quarter of 2012, due to lower than expected claims emergence.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment was consistent between the first quarter of 2013 and 2012.

General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in the three months ended March 31, 2013 reduced in comparison to the same period in 2012 as a result of the increase in net earned premiums.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2013, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $576.0 million (December 31, 2012 – $623.1 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2012, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2013 without the prior approval of the applicable insurance regulator. At March 31, 2013, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $4.3 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2013, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2013 totaled $6.5 billion, which is consistent with the aggregate invested assets of $6.6 billion as of December 31, 2012.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $564.5 million at March 31, 2013, compared to $247.1 million at December 31, 2012. The increase in exposures as of March 31, 2013 compared to December 31, 2012 is mainly due to Moody’s downgrade of the United Kingdom from “Aaa” to “Aa1” in February 2013.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments whose currency is the Euro or whose sovereign debt rating is below AAA through a hedge fund with a primary focus on European indebtedness, principally focused on benefitting from the declining value of European sovereign indebtedness.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	(U.S. dollars in thousands)
Net cash provided by operating activities	$23,493	$24,905
Net cash used in investing activities	(237,787)	(210,336)
Net cash used in financing activities	(34,360)	(25,758)
Effect of exchange rate changes on cash and cash equivalents	(18,178)	(91)

Net decrease in cash and cash equivalents	(266,832)	(211,280)
Cash and cash equivalents, beginning of period	1,124,019	890,914

Cash and cash equivalents, end of period	$857,187	$679,634

In the three months to March 31, 2013, the Company’s cash and cash equivalents decreased $266.8 million to $857.2 million. In the three months to March 31, 2012, cash and cash equivalents decreased by $211.3 million to $679.6 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 of $23.5 million approximated cash flows provided by operating activities of $24.9 million for the three months ended March 31, 2012.

During the three months ended March 31, 2013, cash flows used in investing activities were $237.8 million, compared to cash flows used in investing activities of $210.3 million for the same period in 2012. The Company actively manages its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows used in investing activities in 2013 principally reflected increased net purchases of other investments compared to 2012.

Cash flows used in financing activities for the three months ended March 31, 2013 were $34.4 million, compared to cash flows used in financing activities of $25.8 million for the same period in 2012. The cash flows used in financing activities in 2013 were higher than in 2012 principally due to the repurchases of common shares in 2013.

During the three months ended March 31, 2013, the Company used its capital to repurchase 223,152 ordinary shares in the open market for $10.0 million at an average price per share of $44.83. During the three months ended March 31, 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015.

As of March 31, 2013 and December 31, 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $216.8 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2013 and December 31, 2012, the Company had also pledged $345.9 million and $380.0 million of its cash and fixed maturity investments to meet collateral obligations for $291.2 million and $320.4 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2013 and December 31, 2012, cash and fixed maturity investments with fair values of $279.1 million and $280.0 million were on deposit with U.S. state regulators, respectively.

Credit Facility. Under the Company’s credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $700.0 million which expires April 19, 2016. As of March 31, 2013, there were no borrowings under this facility and letters of credit outstanding under the facility were $291.2 million.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to continue to generate positive operating cash flows through 2013, absent the occurrence of additional significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, or arrange for additional financing. However, there can be no assurance that the Company will be successful in executing these strategies.

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K, which is subject to the PRA’s rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience gains or losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2012 Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Information about Market Risk” included in the Company’s 2012 Form 10-K.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
January 1, 2013 – January 31, 2013	—	$—	—	6,748,691
February 1, 2013 – February 28, 2013	104,899	$44.29	104,899	6,643,792
March 1, 2013 – March 31, 2013	118,253	$45.31	118,253	6,525,539

Total	223,152	$44.83	223,152	6,525,539

(1)	Ordinary shares or share equivalents.
(2)

At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superseding all previous authorizations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Employment Agreement, dated as of March 11, 2013, by and between the Company and Jerome Faure. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2013.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2013 (unaudited) and December 31, 2012; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the March 31, 2013 and 2012; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012.

**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: May 8, 2013	By:	/s/ David Cash
David Cash
Chief Executive Officer

Date: May 8, 2013	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)