Form 10-Q
period 2013-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2013-08-08
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended June 30, 2013,

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 2, 2013
Ordinary Shares - $1.00 par value	44,335,493

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars, except share amounts)

	JUNE 30, 2013	DECEMBER 31, 2012
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,737,065 and $4,728,596 at June 30, 2013 and December 31, 2012, respectively)	$4,755,091	$4,868,150
Short-term investments, available for sale at fair value (amortized cost: $15,382 and $42,224 at June 30, 2013 and December 31, 2012, respectively)	15,382	42,230
Equity securities, available for sale at fair value (cost: $221,870 and $76,997 at June 30, 2013 and December 31, 2012, respectively)	232,919	86,997
Other investments	569,393	517,546

Total investments	5,572,785	5,514,923
Cash and cash equivalents	942,062	1,124,019
Premiums receivable, net	1,271,818	601,952
Insurance and reinsurance balances receivable	111,405	105,663
Deferred acquisition costs	210,740	168,252
Prepaid reinsurance premiums	292,911	166,702
Reinsurance recoverable on unpaid losses	594,020	691,783
Reinsurance recoverable on paid losses	101,753	83,159
Accrued investment income	25,404	27,166
Goodwill and intangible assets	168,621	172,000
Deferred tax asset	52,240	43,501
Net receivable on sales of investments	78,243	9,144
Other assets	128,446	86,708

Total assets	$9,550,448	$8,794,972

LIABILITIES
Reserve for losses and loss expenses	$4,145,581	$4,240,876
Reserve for unearned premiums	1,500,253	965,244
Deposit liabilities	17,785	22,220
Reinsurance balances payable	262,582	110,843
Debt	527,401	527,339
Net payable on purchases of investments	181,060	81,469
Other liabilities	179,732	136,384

Total liabilities	6,814,394	6,084,375

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2012 - $430,000)	17,200	17,200
Common shares
Ordinary – 44,331,379 issued and outstanding (2012 – 43,116,394)	44,331	43,116
Additional paid-in capital	556,255	527,915
Accumulated other comprehensive income	31,438	152,463
Retained earnings	2,086,830	1,969,903

Total shareholders’ equity	2,736,054	2,710,597

Total liabilities and shareholders’ equity	$9,550,448	$8,794,972

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE (LOSS) INCOME

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenues
Gross premiums written	$572,710	$604,076	$1,750,072	$1,665,725
Ceded premiums written	(108,089)	(119,663)	(376,536)	(338,256)

Net premiums written	464,621	484,413	1,373,536	1,327,469
Change in unearned premiums	78,714	34,927	(410,084)	(396,494)

Net premiums earned	543,335	519,340	963,452	930,975
Net investment income	32,468	31,766	81,773	88,841
Net realized and unrealized investment gains	10,372	14,958	16,607	20,161
Total other-than-temporary impairment losses	(579)	(148)	(1,385)	(148)
Portion of loss recognized in other comprehensive (loss) income	—	(259)	—	(478)

Net impairment losses recognized in earnings	(579)	(407)	(1,385)	(626)
Other underwriting income (loss)	888	19	1,637	(316)

Total revenues	586,484	565,676	1,062,084	1,039,035

Expenses
Net losses and loss expenses	359,058	345,897	578,028	608,664
Acquisition expenses	71,868	72,128	143,504	140,617
General and administrative expenses	81,359	62,609	147,837	128,650
Amortization of intangibles	1,625	2,777	3,726	5,554
Net foreign exchange losses (gains)	3,368	(336)	6,295	(18,473)
Interest expense	9,052	9,044	18,090	18,091

Total expenses	526,330	492,119	897,480	883,103

Income before income taxes	60,154	73,557	164,604	155,932
Income tax benefit (expense)	865	(1,074)	(3,286)	(907)

Net income	61,019	72,483	161,318	155,025
Preferred dividends	(8,188)	(8,188)	(16,376)	(16,376)

Net income available to common and participating common shareholders	$52,831	$64,295	$144,942	$138,649

Comprehensive (loss) income
Net income	$61,019	$72,483	$161,318	$155,025
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income taxes of $10,831 and $629 for the six months ended June 30, 2013 and 2012, respectively)	(106,249)	11,495	(111,095)	22,416
Foreign currency translation adjustments	219	(2,060)	(9,975)	(2,600)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	29	22	45	44

Other comprehensive (loss) income	(106,001)	9,457	(121,025)	19,860

Comprehensive (loss) income	$(44,982)	$81,940	$40,293	$174,885

Per share data
Basic earnings per common share	$1.21	$1.48	$3.34	$3.20

Diluted earnings per common share	$1.21	$1.48	$3.34	$3.20

Dividend per common share	$0.32	$0.31	$0.64	$0.62

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Preferred shares

Balance, beginning and end of period	$17,200	$17,200

Common shares
Balance, beginning of period	43,116	43,087
Issuance of common shares, net of forfeitures	1,533	209
Repurchase of common shares	(318)	—

Balance, end of period	44,331	43,296

Additional paid-in capital
Balance, beginning of period	527,915	526,910
Issuance of common shares, net of forfeitures	29,598	858
Repurchase of common shares and share equivalents	(14,266)	—
Settlement of equity awards	(2,923)	(3,185)
Stock-based compensation expense	15,931	6,562

Balance, end of period	556,255	531,145

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	12,676	9,609
Foreign currency translation adjustments	(9,975)	(2,600)

Balance, end of period	2,701	7,009

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	141,731	122,815
Net unrealized holding (losses) gains arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	(111,095)	22,416

Balance, end of period	30,636	145,231

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,944)	(2,032)
Net change from current period hedging transactions, net of reclassification adjustment	45	44

Balance, end of period	(1,899)	(1,988)

Total accumulated other comprehensive income	31,438	150,252

Retained earnings
Balance, beginning of period	1,969,903	1,893,576
Net income	161,318	155,025
Dividends on preferred shares	(16,376)	(16,376)
Dividends on common shares	(28,015)	(26,876)

Balance, end of period	2,086,830	2,005,349

Total shareholders’ equity	$2,736,054	$2,747,242

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash flows provided by operating activities
Net income	$161,318	$155,025
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	27,804	10,502
Amortization of other intangibles and depreciation	9,479	12,352
Net realized and unrealized investment gains	(16,607)	(20,161)
Net impairment losses recognized in earnings	1,385	626
Deferred taxes	2,092	(4,230)
Stock-based compensation expense	15,931	6,562
Equity in earnings of other investments	(29,839)	(23,051)
Premiums receivable, net	(669,866)	(745,461)
Insurance and reinsurance balances receivable	(5,742)	(23,194)
Deferred acquisition costs	(42,488)	(30,644)
Prepaid reinsurance premiums	(126,209)	(108,852)
Reinsurance recoverable on unpaid losses	97,763	59,080
Reinsurance recoverable on paid losses	(18,594)	(10,599)
Accrued investment income	1,762	2,325
Other assets	8,540	17,299
Reserve for losses and loss expenses	(95,295)	160,398
Reserve for unearned premiums	535,009	505,374
Deposit liabilities	(4,435)	(1,949)
Reinsurance balances payable	151,739	116,634
Other liabilities	38,965	(7,741)

Net cash provided by operating activities	42,712	70,295

Cash flows used in investing activities
Proceeds from sales of available for sale investments	1,395,528	1,552,896
Proceeds from maturities and calls on available for sale investments	381,332	464,318
Proceeds from the redemption of other investments	23,406	25,724
Purchases of available for sale investments	(1,894,444)	(2,038,075)
Purchases of other investments	(45,414)	(48,875)
Net settlements of other assets	(18,584)	(16,193)
Purchases of fixed assets	(7,081)	(9,478)
Net cash paid for subsidiary acquisition	(347)	(514)

Net cash flows used in investing activities	(165,604)	(70,197)

Cash flows used in financing activities
Issuance of common shares, net of forfeitures	31,049	978
Repurchase of common shares	(14,584)	—
Settlement of equity awards	(2,923)	(3,185)
Proceeds from issuance of debt	408	602
Repayments and repurchases of debt	(446)	(1,590)
Dividends on preferred shares	(16,376)	(16,376)
Dividends on common shares	(27,834)	(26,876)

Net cash flows used in financing activities	(30,706)	(46,447)

Effect of exchange rate changes on cash and cash equivalents	(28,359)	(2,385)

Net decrease in cash and cash equivalents	(181,957)	(48,734)
Cash and cash equivalents, beginning of period	1,124,019	890,914

Cash and cash equivalents, end of period	$942,062	$842,180

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-11 “Disclosures About Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires additional disclosures about financial instruments and derivative instruments relating to netting arrangements.

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

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.

ASU 2013-11 will be effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance; however, the Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Available for sale investments	$28,666	$34,678	$58,147	$71,660
Other investments	6,780	(74)	29,839	23,051
Cash and cash equivalents	840	349	1,291	689

	$36,286	$34,953	$89,277	$95,400
Investment expenses	(3,818)	(3,187)	(7,504)	(6,559)

Net investment income	$32,468	$31,766	$81,773	$88,841

The following table summarizes the composition of the investment portfolio by investment type at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$4,755,091	74.2%	$4,868,150	74.2%
Cash and cash equivalents(1)	839,245	13.1%	1,051,694	16.0%
Other investments(2)	569,393	8.9%	517,546	7.9%
Short-term investments	15,382	0.2%	42,230	0.6%
Equity securities	232,919	3.6%	86,997	1.3%

Total	$6,412,030	100.0%	$6,566,617	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at June 30, 2013 and December 31, 2012. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	June 30, 2013		December 31, 2012
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$671,597	14.1%	$737,535	15.0%
AAA / Aaa	1,017,720	21.3%	993,277	20.2%
AA / Aa	1,746,510	36.7%	1,821,250	37.1%
A / A	931,561	19.5%	993,307	20.2%
BBB	292,820	6.1%	219,017	4.5%
Below BBB	105,384	2.2%	143,198	2.9%
Not rated	4,881	0.1%	2,796	0.1%

Total	$4,770,473	100.0%	$4,910,380	100.0%

(1)	The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings is used.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of June 30, 2013 and December 31, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$158,318	$159,900	$136,283	$137,567
Due after one year through five years	1,675,581	1,677,171	1,725,927	1,765,662
Due after five years through ten years	336,818	334,020	410,755	429,099
Due after ten years	27,465	28,920	29,654	33,803
Residential mortgage-backed securities	1,205,773	1,203,477	1,252,468	1,280,579
Commercial mortgage-backed securities	852,103	866,181	741,178	781,379
Asset-backed securities	496,389	500,804	474,555	482,291

Total	$4,752,447	$4,770,473	$4,770,820	$4,910,380

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, equity long/short strategies, currencies and commodities (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments”. At June 30, 2013 and December 31, 2012, the Company had invested, net of capital returned, a total of $426.7 million and $394.5 million, respectively, in other investments. At June 30, 2013 and December 31, 2012, the carrying value of other investments was $569.4 million and $517.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of June 30, 2013 and December 31, 2012:

June 30, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$372,450	$—	$80,437
Private investment funds	47,458	22,195	47,458

Total alternative funds	419,908	22,195	127,895

Specialty funds
High yield loan funds	107,926	—	—
Convertible debt funds	41,559	—	—

Total specialty funds	149,485	—	—

Total other investments	$569,393	$22,195	$127,895

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

Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 78% of the hedge fund portfolio, with the remainder over the following two years.

Private investment funds – The Company generally has no right to redeem its interest in any private investment funds in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership. A secondary market, with unpredictable liquidity, exists for limited partner interests in private equity funds.

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

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized investment gains for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross realized gains on investment sales	$16,591	$15,613	$24,011	$22,861
Gross realized losses on investment sales	(5,283)	(822)	(6,746)	(3,169)
Change in fair value of derivative financial instruments(1)	(936)	167	(658)	469

Net realized and unrealized investment gains	$10,372	$14,958	$16,607	$20,161

(1)	For additional information on the Company’s derivative financial instruments, see Note 7

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$670,997	$8,732	$(8,132)	$671,597	$—
U.S. state and municipal securities	28,116	164	(378)	27,902	—
Foreign government securities	162,370	1,519	(2,516)	161,373	—
Government guaranteed corporate securities	49,710	815	(90)	50,435	—
Corporate securities	1,271,607	17,966	(16,251)	1,273,322	—
Residential mortgage-backed securities	1,205,773	18,730	(21,026)	1,203,477	(5,136)
Commercial mortgage-backed securities(1)	852,103	26,624	(12,546)	866,181	(47)
Asset-backed securities	496,389	5,548	(1,133)	500,804	—

Total fixed maturity investments	$4,737,065	$80,098	$(62,072)	$4,755,091	$(5,183)
Short-term investments	15,382	—	—	15,382	—

Total fixed income investments	$4,752,447	$80,098	$(62,072)	$4,770,473	$(5,183)

Equity securities
Equity investments	$139,470	$12,784	$(3,663)	$148,591	$—
Emerging market debt funds	50,000	139	—	50,139	—
Preferred equity investments	7,279	1,791	(2)	9,068	—
Short-term fixed income fund	25,121	—	—	25,121	—

Total equity securities	$221,870	$14,714	$(3,665)	$232,919	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $11.4 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2013, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.1 million.

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

The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
June 30, 2013	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(8,132)	$350,292	$—	$—	$(8,132)	$350,292
U.S. state and municipal securities	(378)	19,910	—	—	(378)	19,910
Foreign government securities	(2,516)	108,087	—	—	(2,516)	108,087
Government guaranteed corporate securities	(90)	10,870	—	—	(90)	10,870
Corporate securities	(16,251)	673,297	—	—	(16,251)	673,297
Residential mortgage-backed securities	(20,917)	674,696	(109)	1,646	(21,026)	676,342
Commercial mortgage-backed securities	(12,180)	459,330	(366)	5,446	(12,546)	464,776
Asset-backed securities	(915)	210,342	(218)	9,041	(1,133)	219,383

Total fixed maturity investments	$(61,379)	$2,506,824	$(693)	$16,133	$(62,072)	$2,522,957

Equity securities
Equity investments	$(3,644)	$42,190	$(19)	$200	$(3,663)	$42,390
Preferred equity investments	(2)	400	—	—	(2)	400

Total equity securities	$(3,646)	$42,590	$(19)	$200	$(3,665)	$42,790

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at June 30, 2013.

As of June 30, 2013, 865 available for sale securities were in an unrealized loss position aggregating $65.7 million. Of those, 38 securities with aggregated unrealized losses of $0.7 million at June 30, 2013 had been in a continuous unrealized loss position for twelve months or greater.

The unrealized losses on the Company’s available for sale securities at June 30, 2013 were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
December 31, 2012	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(53)	$48,570	$—	$—	$(53)	$48,570
U.S. state and municipal securities	(177)	6,905	—	—	(177)	6,905
Foreign government securities	(139)	23,157	(6)	4,870	(145)	28,027
Corporate securities	(1,305)	245,232	(30)	1,849	(1,335)	247,081
Residential mortgage-backed securities	(1,920)	327,473	(395)	7,511	(2,315)	334,984
Commercial mortgage-backed securities	(474)	79,125	(1,062)	11,625	(1,536)	90,750
Asset-backed securities	(94)	53,471	(605)	8,123	(699)	61,594

Total fixed maturity investments	$(4,162)	$783,933	$(2,098)	$33,978	$(6,260)	$817,911

Equity securities
Equity investments	$(580)	$9,183	$(40)	$387	$(620)	$9,570
Preferred equity investments	(1)	201	—	—	(1)	201

Total equity securities	$(581)	$9,384	$(40)	$387	$(621)	$9,771

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2012.

As of December 31, 2012, 403 available for sale securities were in an unrealized loss position aggregating $6.9 million. Of those, 55 securities with aggregated unrealized losses of $2.1 million had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total other-than-temporary impairment losses	$(579)	$(148)	$(1,385)	$(148)
Portion of loss recognized in other comprehensive (loss) income	—	(259)	—	(478)

Net impairment losses recognized in earnings	$(579)	$(407)	$(1,385)	$(626)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.6 million (2012: $0.4 million) of OTTI losses recognized by the Company in the second quarter of 2013, the majority was related to expected losses on corporate securities following the Company’s decision to liquidate a specific portfolio. At June 30, 2013, the Company did not have the intent to sell any of the remaining securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2013:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$(1,883)	$(2,187)	$(2,000)	$(2,225)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	(3)	—	(3)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	(278)	—	(498)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	114	200	231	458

Ending balance	$(1,769)	$(2,268)	$(1,769)	$(2,268)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and specialty funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of June 30, 2013. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at June 30, 2013.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at June 30, 2013:

	Fair Value Measurements at June 30, 2013
	Total at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$671,597	$13,764	$657,833	$—
U.S. state and municipal securities	27,902	—	27,902	—
Foreign government securities	161,373	—	161,373	—
Government guaranteed corporate securities	50,435	—	50,435	—
Corporate securities	1,273,322	—	1,272,545	777
Residential mortgage-backed securities	1,203,477	—	1,203,246	231
Commercial mortgage-backed securities	866,181	—	861,072	5,109
Asset-backed securities	500,804	—	499,375	1,429

Total fixed maturity investments	$4,755,091	$13,764	$4,733,781	$7,546
Equity securities
Equity investments	148,591	107,439	41,152	—
Emerging market debt funds	50,139	—	50,139	—
Preferred equity investments	9,068	—	9,068	—
Short-term fixed income fund	25,121	25,121	—	—

Total equity securities	$232,919	$132,560	$100,359	$—
Short-term investments	15,382	—	15,382	—
Other investments	569,393	—	—	569,393
Other assets (see Note 7)	72,157	—	72,157	—

Total assets	$5,644,942	$146,324	$4,921,679	$576,939

Liabilities
Other liabilities (see Note 7)	$40,914	$—	$40,914	$—
Debt	577,188	—	577,188	—

Total liabilities	$618,102	$—	$618,102	$—

During the six months ended June 30, 2013, there were net transfers into Level 3 from Level 2 of $3.1 million, excluding other investments. Transfers into Level 3 consisted of corporate securities, commercial mortgage-backed securities and asset-backed securities for which observable inputs were no longer available in the current period.

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

Level 3 assets represented 10.22% and 9.55% of the Company’s total available for sale investments, other investments and derivative instruments at June 30, 2013 and December 31, 2012, respectively. There were no material changes in the Company’s valuation techniques for the six months ended June 30, 2013. No impairment losses on Level 3 securities were recognized in earnings for the three and six months ended June 30, 2013 or 2012.

The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$9,814	$554,715	$6	$564,535	$12
Total net realized gains included in earnings	43	16,419	—	16,462	—
Total net realized and unrealized losses included in earnings	(2)	(9,639)	—	(9,641)	—
Change in unrealized gains included in other comprehensive (loss) income	243	—	—	243	—
Change in unrealized losses included in other comprehensive (loss) income	(154)	—	—	(154)	—
Purchases	—	23,424	—	23,424	—
Sales	(2,276)	(15,526)	(6)	(17,808)	(12)
Transfers in to Level 3	383	—	—	383	—
Transfers out of Level 3	(505)	—	—	(505)	—

Level 3, end of period	$7,546	$569,393	$—	$576,939	$—

	Six Months Ended June 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,497	$517,546	$2,961	$529,004	$2,961
Total net realized gains included in earnings	48	41,902	—	41,950	—
Total net realized and unrealized losses included in earnings	(2)	(12,063)	—	(12,065)	—
Change in unrealized gains included in other comprehensive (loss) income	327	—	—	327	—
Change in unrealized losses included in other comprehensive (loss) income	(208)	—	—	(208)	—
Purchases	—	45,414	6	45,420	12
Sales	(4,202)	(23,406)	(2,967)	(30,575)	(2,973)
Transfers in to Level 3	3,647	—	—	3,647	—
Transfers out of Level 3	(561)	—	—	(561)	—

Level 3, end of period	$7,546	$569,393	$—	$576,939	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

	Three Months Ended June 30, 2012
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,903	$432,428	$—	$441,331	$—
Total net realized gains included in earnings	5	10,825	—	10,830	—
Total net realized and unrealized losses included in earnings	(13)	(10,899)	—	(10,912)	—
Change in unrealized gains included in other comprehensive (loss) income	568	—	—	568	—
Change in unrealized losses included in other comprehensive (loss) income	(115)	—	—	(115)	—
Purchases	(214)	47,200	—	46,986	—
Sales	(582)	(694)	—	(1,276)	—
Transfers in to Level 3	1,684	—	—	1,684	—
Transfers out of Level 3	(417)	—	—	(417)	—

Level 3, end of period	$9,819	$478,860	$—	$488,679	$—

	Six Months Ended June 30, 2012
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$10,394	$—	$—	$10,394	$—
Total net realized gains included in earnings	10	10,825	—	10,835	—
Total net realized and unrealized losses included in earnings	(13)	(10,899)	—	(10,912)	—
Change in unrealized gains included in other comprehensive (loss) income	1,162	—	—	1,162	—
Change in unrealized losses included in other comprehensive (loss) income	(229)	—	—	(229)	—
Purchases	(40)	47,200	—	47,160	—
Sales	(1,032)	(694)	—	(1,726)	—
Transfers in to Level 3	2,076	432,428 (1)	—	434,504	—
Transfers out of Level 3	(2,509)	—	—	(2,509)	—

Level 3, end of period	$9,819	$478,860	$—	$488,679	$—

(1)	As required by ASU 2011-04, the fair value of the Company’s other investments was transferred into Level 3 at March 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income available to common and participating common shareholders	$52,831	$64,295	$144,942	$138,649
Less amount allocated to participating common shareholders(1)	(1,132)	(1,085)	(2,745)	(2,377)

Net income allocated to common shareholders	$51,699	$63,210	$142,197	$136,272

Denominator:
Weighted average shares – basic	42,621,301	42,598,611	42,526,686	42,518,902

Share equivalents:
Options	—	36,093	—	39,693
Restricted share units	229	479	679	3,412

Weighted average shares – diluted	42,621,530	42,635,183	42,527,365	42,562,007

Basic earnings per common share	$1.21	$1.48	$3.34	$3.20

Diluted earnings per common share	$1.21	$1.48	$3.34	$3.20

(1)	Represents earnings attributable to holders of unvested restricted shares issued by the Company. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share, cont’d.

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on May 8, 2013 (2012 - Series A: $0.484375, Series B: $0.46875). The Series A and Series B preferred share dividends were paid on June 14, 2013 to shareholders of record on May 31, 2013. Endurance Holdings also declared a dividend of $0.32 per common share on May 8, 2013 (2012 - $0.31). The dividend was paid on June 28, 2013 to shareholders of record on June 14, 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Dividends declared per Series A preferred share	$0.484375	$0.484375	$0.968750	$0.968750

Dividends declared per Series B preferred share	$0.468750	$0.468750	$0.937500	$0.937500

Dividends declared per common share	$0.32	$0.31	$0.64	$0.62

6.	Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income balances by component for the three and six months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Foreign currency items	Total
Beginning balance	$(1,928)	$136,885	$2,482	$137,439
Other comprehensive (loss) income before reclassifications	—	(96,457)	219	(96,238)
Amounts reclassified from accumulated other comprehensive income(1)	29	(9,792)	—	(9,763)

Net current period other comprehensive (loss) income	29	(106,249)	219	(106,001)

Ending balance	$(1,899)	$30,636	$2,701	$31,438

(1)	All amounts are net of tax.

	Six Months Ended June 30, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Foreign currency items	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive (loss) income before reclassifications	—	(96,360)	(9,975)	(106,335)
Amounts reclassified from accumulated other comprehensive income(1)	45	(14,735)	—	(14,690)

Net current period other comprehensive (loss) income	45	(111,095)	(9,975)	(121,025)

Ending balance	$(1,899)	$30,636	$2,701	$31,438

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont’d.

The following table presents the significant items reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2013:

Three Months Ended June 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive (Loss) Income
Gains and losses on cash flow hedges - Debt	$29	Interest expense

	29	Total before income taxes
	—	Income tax expense

	$29	Total net of income taxes

Unrealized (gains) losses on available-for-sale securities	$(11,308)	Net realized and unrealized investment gains
	579	Net impairment losses recognized in earnings

	(10,729)	Total before income taxes
	937	Income tax expense

	$(9,792)	Total net of income taxes

Six Months Ended June 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive (Loss) Income
Gains and losses on cash flow hedges - Debt	$45	Interest expense

	45	Total before income taxes
	—	Income tax expense

	$45	Total net of income taxes

Unrealized (gains) losses on available-for-sale securities	$(17,265)	Net realized and unrealized investment gains
	1,385	Net impairment losses recognized in earnings

	(15,880)	Total before income taxes
	1,145	Income tax expense

	$(14,735)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains, net foreign exchange losses (gains) and other underwriting income (loss) in the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

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

Interest Rate Futures, Swaps, Swaptions and Options - to manage exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk through modification of the portfolio composition and duration.

Foreign Exchange Forwards, Futures and Options - as part of overall currency risk management and investment strategies.

Credit Default Swaps - to manage market exposures. The Company may assume or economically hedge credit risk through credit default swaps to replicate or hedge investment positions. The original term of these credit default swaps is generally five years or less.

Commodity Futures and Options - to economically hedge certain underwriting risks.

To-Be-Announced Mortgage-backed Securities (“TBAs”) - to enhance investment performance and as part of overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.

Energy and Weather Contracts - to address weather and energy risks. The Company may purchase or sell contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or wind speed, and structures with multiple risk triggers indexed to a quantifiable weather element and a weather sensitive commodity price, such as temperature and electrical power or natural gas.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The fair values and the related notional values of derivatives at June 30, 2013 and December 31, 2012 are noted below.

	June 30, 2013		December 31, 2012
		Notional		Notional
	Fair	Principal	Fair	Principal
	Value	Amount	Value	Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$430	$11,640	$23	$1,652
Credit default swaps	199	4,968	9	410
Interest rate swaps	—	—	76	5,000
Interest rate swaptions	37	1,000	57	2,200
Interest rate futures	—	160,000	—	—
TBAs	71,491	71,000	20,523	19,000
Energy and weather contracts	—	—	2,961	15,573

Total recorded in other assets	$72,157		$23,649

Derivatives recorded in other liabilities
Foreign exchange forward contracts	$320	$11,589	$60	$5,296
Interest rate swaps	753	18,421	—	—
Interest rate swaptions	431	47,866	133	14,500
TBAs	39,410	39,000	7,506	7,000
Energy and weather contracts	—	—	2,961	15,573

Total recorded in other liabilities	$40,914		$10,660

Net derivative asset	$31,243		$12,989

On January 1, 2013, the Company adopted new guidance that requires disclosure of financial instruments subject to a master netting agreement. At June 30, 2013, derivative assets of $0.7 million and liabilities of $1.5 million were traded under International Swaps and Derivatives Association Master Agreements (“ISDAs”) which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. TBAs and interest rate futures are not subject to ISDAs. At June 30, 2013 and December 31, 2012, none of the Company’s derivative instruments were netted. See Note 10 for information on collateral pledged.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income for derivatives for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total gains included in net foreign exchange losses (gains) from foreign exchange forward contracts	$169	$270	$330	$151

Futures contracts	$(47)	$—	$(47)	$87
Credit default swaps	114	—	116	43
Interest rate swaps	(279)	(196)	(161)	(43)
Interest rate swaptions	(276)	37	(101)	47
TBAs	(448)	326	(465)	335

Total (losses) gains included in net realized and unrealized investment gains	$(936)	$167	$(658)	$469

Total losses included in other underwriting income (loss) from commodity put options	$—	$(1,300)	$—	$(1,300)

Total gains included in other underwriting income (loss) from energy and weather contracts	$6	$—	$1,172	$—

Total (losses) gains from derivatives	$(761)	$(863)	$844	$(680)

8.	Stock-based employee compensation and other stock plans

The Company has a stock-based employee compensation plan, that provides the Company with the ability to grant to employees and non-employee directors restricted shares, restricted share units, stock appreciation rights, share bonuses, options to purchase the Company’s ordinary shares and other forms of equity incentive awards, as determined by the Compensation Committee of the Company’s Board of Directors.

On May 28, 2013, the Board of Directors elected John R. Charman as the Company’s Chairman and Chief Executive Officer. Mr. Charman received a stock option to purchase 800,000 ordinary shares at an exercise price of $48.20 per share, and a grant of 708,890 restricted shares, as an employment inducement pursuant to Rule 303A.08 of the New York Stock Exchange Corporate Governance Standards.

Stock Options

The 800,000 options awarded to Mr. Charman will vest annually, in five equal tranches commencing on May 28, 2013, subject to Mr. Charman’s continued employment, or in the event of certain terminations of employment and other events. Mr. Charman’s option awards have a 10-year contractual life.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont’d.

A summary of option activity, including options held by employees and non-employee directors, during the six months ended June 30, 2013 is presented below:

	Six Months Ended June 30, 2013
			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
Options Outstanding	Options	Exercise Price	(years)	Intrinsic Value

Beginning, December 31, 2012	39,501	$27.78
Granted	800,000	48.20
Exercised	24,501	23.88
Forfeited	—	—

Outstanding, June 30, 2013	815,000	$47.94	9.75	$2,861

Exercisable and vested options, June 30, 2013	175,000	$46.98	9.14	$782

During the three and six months ended June 30, 2013, 800,000 options were granted (2012 – Nil) with a weighted average grant date fair value of $10.2 million (2012 – Nil). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. No options expired during the three and six months ended June 30, 2013 and 2012. During the three and six months ended June 30, 2013, 12,501 (2012 - 13,800) and 24,501 (2012 - 26,800) options were exercised, respectively. During the three and six months ended June 30, 2013, 160,000 options vested (2012 – Nil). The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $0.3 million (2012 - $0.3 million) and $0.5 million (2012 - $0.6 million), respectively. The Company received proceeds of $0.3 million (2012 - $0.3 million) and $0.6 million (2012 - $0.5 million) from the exercise of options during the three and six months ended June 30, 2013, respectively. The Company issued new ordinary shares in connection with the exercise of the above options.

For the three and six months ended June 30, 2013, compensation costs recognized in earnings for all options totaled $2.4 million (2012 – Nil).

There was unrecognized stock-based compensation expenses of $7.8 million related to unvested stock options at June 30, 2013. This expense is expected to be recognized between 2013 and 2017, with approximately 27.2% expected to be recognized during the remainder of 2013.

Restricted Shares and Restricted Share Units

The 708,890 restricted shares awarded to Mr. Charman, as discussed above, will vest annually, in five equal tranches commencing on May 28, 2013, subject to Mr. Charman’s continued employment, or in the event of certain terminations of employment and other events.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont’d.

A summary of the restricted share and restricted share unit activity during the six months ended June 30, 2013 is presented below:

	Six Months Ended June 30, 2013
	Number of	Aggregate
	Shares/Units	Intrinsic Value

Unvested, December 31, 2012	686,633
Granted	1,070,655
Settled	(403,453)
Forfeited	(116,508)

Unvested, June 30, 2013	1,237,327

Outstanding, June 30, 2013	1,237,327	$63,660

During the three and six months ended June 30, 2013, the Company granted an aggregate of 727,271 (2012 - 23,260) and 1,070,655 (2012 - 400,568) restricted shares and restricted share units with weighted average grant date fair values of $35.1 million (2012 - $0.9 million) and $50.3 million (2012 - $15.4 million), respectively. During the three and six months ended June 30, 2013, the aggregate fair value of restricted shares and restricted share units that vested was $7.8 million (2012 - $1.4 million) and $16.9 million (2012 - $11.6 million), respectively.

For the three and six months ended June 30, 2013, compensation costs recognized in earnings for all restricted shares and restricted share units were $8.8 million (2012 - $1.6 million) and $13.5 million (2012 - $6.6 million), respectively. At June 30, 2013, compensation costs not yet recognized related to non-vested awards was $38.5 million. This expense is expected to be recognized between 2013 and 2017, with approximately 29.6% expected to be recognized during the remainder of 2013.

Employee Share Purchase Plan

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. Total expenses related to this plan for the three and six months ended June 30, 2013 was approximately $44,000 (2012 - $45,000) and $82,000 (2012 - $89,000), respectively.

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$276,941	$295,769	$572,710
Ceded premiums written	(85,439)	(22,650)	(108,089)

Net premiums written	191,502	273,119	464,621

Net premiums earned	267,878	275,457	543,335
Other underwriting income	—	888	888

	267,878	276,345	544,223

Expenses
Net losses and loss expenses	215,844	143,214	359,058
Acquisition expenses	14,968	56,900	71,868
General and administrative expenses	43,524	37,835	81,359

	274,336	237,949	512,285

Underwriting (loss) income	$(6,458)	$38,396	$31,938

Net loss ratio	80.6%	52.0%	66.1%
Acquisition expense ratio	5.6%	20.7%	13.2%
General and administrative expense ratio	16.2%	13.7%	15.0%

Combined ratio	102.4%	86.4%	94.3%

Reserve for losses and loss expenses	$2,242,894	$1,902,687	$4,145,581

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$292,659	$311,417	$604,076
Ceded premiums written	(106,000)	(13,663)	(119,663)

Net premiums written	186,659	297,754	484,413

Net premiums earned	266,085	253,255	519,340
Other underwriting (loss) income	(1,300)	1,319	19

	264,785	254,574	519,359

Expenses
Net losses and loss expenses	208,504	137,393	345,897
Acquisition expenses	17,545	54,583	72,128
General and administrative expenses	32,819	29,790	62,609

	258,868	221,766	480,634

Underwriting income	$5,917	$32,808	$38,725

Net loss ratio	78.4%	54.2%	66.5%
Acquisition expense ratio	6.6%	21.6%	13.9%
General and administrative expense ratio	12.3%	11.8%	12.1%

Combined ratio	97.3%	87.6%	92.5%

Reserve for losses and loss expenses	$2,113,823	$1,870,799	$3,984,622

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012

Total underwriting income	$31,938	$38,725
Net investment income	32,468	31,766
Net foreign exchange (losses) gains	(3,368)	336
Net realized and unrealized investment gains	10,372	14,958
Net impairment losses recognized in earnings	(579)	(407)
Amortization of intangibles	(1,625)	(2,777)
Interest expense	(9,052)	(9,044)

Income before income taxes	$60,154	$73,557

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended June 30, 2013 and 2012:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2013	2013	2012	2012
Insurance
Agriculture	$131,633	$84,537	$133,439	$67,249
Casualty and other specialty	87,614	63,373	90,019	64,588
Professional lines	38,296	27,788	51,019	42,832
Property	19,398	15,804	18,182	11,990

Total Insurance	276,941	191,502	292,659	186,659

Reinsurance
Catastrophe	155,431	138,041	172,222	158,865
Casualty	67,209	67,211	58,897	58,895
Property	48,384	44,516	54,026	54,033
Other specialty	24,745	23,351	26,272	25,961

Total Reinsurance	295,769	273,119	311,417	297,754

Total	$572,710	$464,621	$604,076	$484,413

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$929,884	$820,188	$1,750,072
Ceded premiums written	(333,688)	(42,848)	(376,536)

Net premiums written	596,196	777,340	1,373,536

Net premiums earned	419,030	544,422	963,452
Other underwriting income	—	1,637	1,637

	419,030	546,059	965,089

Expenses
Net losses and loss expenses	315,308	262,720	578,028
Acquisition expenses	29,584	113,920	143,504
General and administrative expenses	79,151	68,686	147,837

	424,043	445,326	869,369

Underwriting (loss) income	$(5,013)	$100,733	$95,720

Net loss ratio	75.2%	48.3%	60.0%
Acquisition expense ratio	7.1%	20.9%	14.9%
General and administrative expense ratio	18.9%	12.6%	15.3%

Combined ratio	101.2%	81.8%	90.2%

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
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

The following table reconciles total segment results to income (loss) before income taxes for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended
	June 30,
	2013	2012

Total underwriting income	$95,720	$52,728
Net investment income	81,773	88,841
Net foreign exchange (losses) gains	(6,295)	18,473
Net realized and unrealized investment gains	16,607	20,161
Net impairment losses recognized in earnings	(1,385)	(626)
Amortization of intangibles	(3,726)	(5,554)
Interest expense	(18,090)	(18,091)

Income before income taxes	$164,604	$155,932

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the six months ended June 30, 2013 and 2012:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2013	2013	2012	2012
Insurance
Agriculture	$696,107	$425,667	$667,106	$422,169
Casualty and other specialty	144,081	106,634	145,510	106,411
Professional lines	59,260	41,991	87,364	73,037
Property	30,436	21,904	28,026	12,823

Total Insurance	929,884	596,196	928,006	614,440

Reinsurance
Catastrophe	303,297	269,439	315,404	292,583
Casualty	218,911	217,484	180,571	179,332
Property	196,795	192,927	160,772	160,779
Other specialty	101,185	97,490	80,972	80,335

Total Reinsurance	820,188	777,340	737,719	713,029

Total	$1,750,072	$1,373,536	$1,665,725	$1,327,469

10.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at June 30, 2013 and December 31, 2012 amounted to $695.8 million and $774.9 million, respectively. At June 30, 2013, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor’s.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the six months ended June 30, 2013 and 2012, respectively:

Broker	2013	2012
Aon Benfield	19.5%	19.3%
Marsh & McLennan Companies, Inc.	15.3%	17.8%
Willis Companies	9.8%	9.0%

Total of largest brokers	44.6%	46.1%

Letters of credit. As of June 30, 2013, the Company had issued letters of credit of $269.4 million (December 31, 2012 – $320.4 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont’d.

Investment commitments. As of June 30, 2013 and December 31, 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $203.6 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2013 and December 31, 2012, the Company had also pledged $319.1 million and $380.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $269.4 million and $320.4 million in letters of credit outstanding under its credit facility, respectively. In addition, as of June 30, 2013 and December 31, 2012, cash and fixed maturity investments with fair values of $275.1 million and $280.0 million were on deposit with U.S. state regulators, respectively.

The Company is subject to certain commitments with respect to other investments at June 30, 2013 and December 31, 2012. See Note 3.

Reinsurance commitments. In the ordinary course of business, the Company periodically enters into reinsurance agreements that include terms which could require the Company to collateralize certain of its obligations.

Employment agreements. The Company has entered into employment agreements with certain officers that provide for equity incentive awards, executive benefits and severance payments under certain circumstances.

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2013 are as follows:

Twelve months ended June 30,	Amount
2014	$14,999
2015	13,996
2016	12,166
2017	10,011
2018	9,978
2019 and thereafter	46,853

$108,003

Total lease expense under operating leases for the six months ended June 30, 2013 was $7.1 million (2012 – $7.2 million).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2013 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2012 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2012 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to the 2012 Form 10-K. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Months Ended June 30, 2013 and 2012

Results of operations for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	2012	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$572,710	$604,076	(5.2)%
Ceded premiums written	(108,089)	(119,663)	(9.7)%

Net premiums written	464,621	484,413	(4.1)%

Net premiums earned	543,335	519,340	4.6%
Net investment income	32,468	31,766	2.2%
Net realized and unrealized investment gains	10,372	14,958	(30.7)%
Net impairment losses recognized in earnings	(579)	(407)	42.3%
Other underwriting income	888	19	4,573.7%

Total revenues	586,484	565,676	3.7%

Expenses
Net losses and loss expenses	359,058	345,897	3.8%
Acquisition expenses	71,868	72,128	(0.4)%
General and administrative expenses	81,359	62,609	29.9%
Amortization of intangibles	1,625	2,777	(41.5)%
Net foreign exchange losses (gains)	3,368	(336)	NM (2)
Interest expense	9,052	9,044	0.1%
Income tax (benefit) expense	(865)	1,074	NM (2)

Net income	$61,019	$72,483	(15.8)%

Net loss ratio	66.1%	66.5%	(0.4)
Acquisition expense ratio	13.2%	13.9%	(0.7)
General and administrative expense ratio	15.0%	12.1%	2.9

Combined ratio	94.3%	92.5%	1.8

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended June 30, 2013 were $572.7 million, a decrease of $31.4 million, or 5.2%, compared to the same period in 2012. Net premiums written in the three months ended June 30, 2013 were $464.6 million, a decrease of $19.8 million, or 4.1%. The change in net premiums written was driven by the following factors:

•

A decrease in the catastrophe line of the Reinsurance segment, reflecting the impact of a more competitive market where pricing declined and reduced limits on certain renewal contracts, particularly on Florida exposures;

•	A decline in premiums in the property line of the Reinsurance segment as the Company non-renewed business where price weakening led to profitability being below target levels;

•	An increase in the casualty line of the Reinsurance segment driven primarily by two new contracts written in its U.S. based operations;

•

An increase in net premiums in the agriculture line of the Insurance segment in the second quarter, primarily due to the net premiums in the comparable period in 2012 being impacted by ceded premium adjustments that did not recur this year; and

•	A decrease in professional lines premiums in the Insurance segment, due primarily to the non-renewal of a large program relationship in late 2012.

The decrease in ceded premiums written by the Company in the quarter ended June 30, 2013 as compared to the same period in 2012 was primarily driven by the agriculture line of the Insurance segment as the Company ceded more premiums to the U.S. government in the second quarter of 2012, offset partially by the Company choosing to purchase additional protection in the current period in the catastrophe and property lines of the Reinsurance segment.

Net premiums earned for the three months ended June 30, 2013 were $543.3 million, an increase of $24.0 million, or 4.6%, from the second quarter of 2012. The increase in net premiums earned resulted from the growth in net premiums written, primarily in the property reinsurance line of business over the last twelve months.

Net Investment Income

The Company’s net investment income of $32.5 million increased by 2.2% or $0.7 million for the quarter ended June 30, 2013 as compared to the same period in 2012. Net investment income during the second quarter of 2013 included net mark to market gains of $6.8 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market losses of $0.1 million in the second quarter of 2012. Investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, declined by $6.0 million for the three months ended June 30, 2013 compared to the same period in 2012. This decline resulted primarily from lower reinvestment rates over the past 12 months. Investment expenses, including investment management fees, for the three months ended June 30, 2013 were $3.8 million compared to $3.2 million for the same period in 2012.

The annualized net earned yield and total return of the investment portfolio for the three months ended June 30, 2013 and 2012 and the market yield and portfolio duration as of June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	2012
Annualized net earned yield(1)	2.04%	2.06%
Total return on investment portfolio(2)	(1.22)%	0.90%
Market yield(3)	2.00%	1.63%
Portfolio duration(4)	3.05 years	2.60 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Net of investment manager fees; includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the second quarter of 2013, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 46 basis point range, with a high of 0.75% and a low of 0.29%. Trading activity in the Company’s portfolio during the second quarter included reductions in corporates, U.S. government residential mortgage-backed securities, and U.S. government and government agencies securities, and increased allocations to foreign government bonds, commercial mortgage-backed securities, and equity securities. The duration of the fixed income investments increased to 3.05 years at June 30, 2013 from 2.49 years at December 31, 2012, primarily due to the increase in interest rates which reduced the rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing their average maturity to extend.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2013 were $937.4 million compared to $719.6 million during the same period a year ago. Net realized investment gains decreased during the three months ended June 30, 2013 compared to the same period in 2012. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	2012
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$16,591	$15,613
Gross realized losses on investment sales	(5,283)	(822)
Change in fair value of derivative financial instruments	(936)	167

Net realized and unrealized investment gains	$10,372	$14,958

Net impairment losses recognized in earnings for the three months ended June 30, 2013 and 2012 were $0.6 million and $0.4 million, respectively.

Net Foreign Exchange Gains and Losses

For the three months ended June 30, 2013, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $3.4 million compared to a net foreign exchange gain of $0.3 million for the same period of 2012. The current period net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar strengthened against the Japanese Yen, Australian dollar and New Zealand dollar in the period. In the prior year, the minimal gain resulted from the offsetting impact of the U.S. dollar weakening against the Japanese Yen and strengthening against other major currencies, together with Company’s strategy of pursuing a balanced asset liability position by major currency.

Net Losses and Loss Expenses

The Company’s net losses and loss expense ratio for the three months ended June 30, 2013 decreased compared to the same period in 2012 due to increased levels of favorable prior year loss reserve development partially offset by increased levels of catastrophe related activity.

Favorable prior year loss reserve development was $62.8 million for the second quarter of 2013 compared to $19.6 million during the same period in 2012. In the second quarter of 2013, prior year loss reserves emerged favorably across all lines business of the Insurance and Reinsurance segments. Favorable reserve development in the second quarter of 2013 was higher than the second quarter of 2012 principally in the Reinsurance segment due to lower than expected reported losses in the property and catastrophe lines and from reductions in reserve estimates related to the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012. Comparatively, the second quarter of 2012 experienced adverse development on some of the major 2011 loss events.

The following table details the impact of the catastrophe related activity for the three months ended June 30, 2013 and 2012.

Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Event	Net Loss	Event	Net Loss
(U.S. dollars in millions)
Floods in Canada	$11.3	Earthquake in Italy	$6.2
Floods in Europe	23.7	Windstorms in the United States	8.2
Windstorms in the United States	12.4

	$47.4		$14.4

For the three months ended June 30, 2013, natural catastrophe related losses added 9.3 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 2.8 percentage points in the same period in 2012. In addition, the Company recorded a higher expected loss ratio in the second quarter of 2013 in the agriculture line of the Insurance segment reflecting a more challenging winter wheat growing season and a higher level of prevented planting claims for spring crops, which was offset by lower recorded reserves for attritional losses in the Insurance segment’s property, professional and casualty and other lines in the three months ended June 30, 2013 compared to the same period in 2012.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended June 30, 2013 was modestly lower compared with the same period in 2012 due to a higher proportion of net earned premiums attributed to the agriculture line in the Insurance segment, which incurs a lower net acquisition expense rate, and due to the property reinsurance business line that has grown over the last twelve months, exhibiting a lower average acquisition expense rate than in prior periods.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the second quarter of 2013 increased by 2.9 percentage points compared to the same period in 2012 due to an increase in personnel costs related to the addition of new underwriting teams over the last twelve months, current period costs associated with the Company’s senior leadership transition and increased annual incentive costs associated with improved year to date corporate operating results in 2013. At June 30, 2013, the Company had a total of 927 employees compared to 849 employees at June 30, 2012.

Income Tax Benefit (Expenses)

The Company recorded a tax benefit for the quarter ended June 30, 2013 of $0.9 million compared to a tax expense of $1.1 million for the quarter ended June 30, 2012. The current period tax benefit resulted from net losses recorded at the Company’s United States taxable jurisdictions, partially offset by increases recorded on the Company’s deferred tax asset valuation allowance.

Net Income

The Company generated net income of $61.0 million in the three months ended June 30, 2013 compared to net income of $72.5 million in the same period of 2012 primarily as a result of an increase in catastrophe losses and personnel costs partially offset by growth in net premiums earned and increased favorable prior year reserve development during the current period.

Consolidated Results of Operations – For the Six Months Ended June 30, 2013 and 2012

Results of operations for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,750,072	$1,665,725	5.1%
Ceded premiums written	(376,536)	(338,256)	11.3%

Net premiums written	1,373,536	1,327,469	3.5%

Net premiums earned	963,452	930,975	3.5%
Net investment income	81,773	88,841	(8.0)%
Net realized and unrealized investment gains	16,607	20,161	(17.6)%
Net impairment losses recognized in earnings	(1,385)	(626)	121.2%
Other underwriting income (loss)	1,637	(316)	NM (2)

Total revenues	1,062,084	1,039,035	2.2%

Expenses
Losses and loss expenses	578,028	608,664	(5.0)%
Acquisition expenses	143,504	140,617	2.1%
General and administrative expenses	147,837	128,650	14.9%
Amortization of intangibles	3,726	5,554	(32.9)%
Net foreign exchange losses (gains)	6,295	(18,473)	NM (2)
Interest expense	18,090	18,091	—%
Income tax expense	3,286	907	262.3%

Net income	$161,318	$155,025	4.1%

Net loss ratio	60.0%	65.4%	(5.4)
Acquisition expense ratio	14.9%	15.1%	(0.2)
General and administrative expense ratio	15.3%	13.8%	1.5

Combined ratio	90.2%	94.3%	(4.1)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the six months ended June 30, 2013 were $1,750.1 million, an increase of $84.3 million, or 5.1%, compared to the same period in 2012. Net premiums written in the six months ended June 30, 2013 were $1,373.5 million, an increase of $46.1 million, or 3.5%, compared to the same period in 2012. The change in net premiums written was driven by the following factors:

•

Growth in premiums in the Reinsurance segment, principally due to new property premiums and modest rate increases on renewed business, particularly from the Company’s London, Zurich and Singapore offices;

•

An expansion of net written premiums in the other specialty line of the Reinsurance segment, primarily due to new business generated by the trade credit and surety team that joined the Company in late 2012, partially offset by an absence of positive premium adjustments compared to 2012 and clients increasing their retentions upon renewal of certain treaties;

•	An increase of premiums in the casualty line of the Reinsurance segment as a result of new business written on international motor and U.S. casualty treaties;

•

A decrease of premiums in the catastrophe line of the Reinsurance segment reflecting the impact of a more competitive market where pricing declined and the Company chose to selectively reduce limits on some U.S. business, particularly in Florida; and

•	A decrease in premiums in the Insurance segment, primarily in professional lines driven by the non-renewal of a large program relationship in late 2012.

Net premiums earned for the six months ended June 30, 2013 were $963.5 million, an increase of $32.5 million, or 3.5%, from the six months ended June 30, 2012 principally due to growth in net premiums written experienced over the last twelve months compared to the same period last year.

Net Investment Income

The Company’s net investment income of $81.8 million decreased by 8.0% or $7.1 million for the six months ended June 30, 2013 as compared to the same period in 2012. Net investment income during the first six months of 2013 included net mark to market gains of $29.8 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $23.1 million in the first six months of 2012. Investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, declined by $13.5 million for the six months ended June 30, 2013 compared to the same period in 2012. This decline resulted primarily from lower reinvestment rates over the past 12 months, partly offset by a higher average investment portfolio balance. Investment expenses, including investment management fees, for the six months ended June 30, 2013 were $7.5 million compared to $6.6 million for the same period in 2012.

The annualized net earned yield and total return on the investment portfolio for the six months ended June 30, 2013 and 2012 and the market yield and portfolio duration as of June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
Annualized net earned yield(1)	2.56%	2.89%
Total return on investment portfolio(2)	(0.62)%	2.29%
Market yield(3)	2.00%	1.63%
Portfolio duration(4)	3.05 years	2.60 years

(1)

The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.

(2)	Net of investment manager fees; includes realized and unrealized gains and losses.
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

During the six months ended June 30, 2013, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 45 basis point range, with a high of 0.75% and a low of 0.29%. Trading activity in the Company’s portfolio for the six months ended June 30, 2013 included reductions in corporate securities, U.S. government residential mortgage-backed securities, and U.S. government and government agencies securities and increased allocations to foreign government bonds, non-agency commercial mortgage-backed securities, asset-backed securities, equity securities and other investments. The duration of the fixed income investments increased to 3.05 years at June 30, 2013 from 2.49 years at December 31, 2012, primarily due to the increase in interest rates which reduced the rate of prepayments underlying the Company’s mortgage-backed securities portfolio causing their average maturity to extend.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2013 were $1,395.5 million compared to $1,552.9 million during the same period a year ago. Net realized investment gains decreased during the six months ended June 30, 2013 compared to the same period in 2012.

Realized investment gains and losses and the change in the fair value of derivative financial instruments for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$24,011	$22,861
Gross realized losses on investment sales	(6,746)	(3,169)
Change in fair value of derivative financial instruments	(658)	469

Net realized and unrealized investment gains	$16,607	$20,161

Net impairment losses recognized in earnings for the six months ended June 30, 2013 and 2012 were $1.4 million and $0.6 million, respectively.

Net Foreign Exchange Gains

For the six months ended June 30, 2013, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $6.3 million compared to a gain of $18.5 million for the same period in 2012. The current period net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar strengthened against the Japanese Yen, Australian dollar and New Zealand dollar in the period. In the prior year the gain resulted from a decrease in the value of Japanese Yen net liabilities as the U.S. dollar strengthened against the Yen in the first half of the year.

Net Losses and Loss Expenses

The Company’s net losses and loss expense ratio for the six months ended June 30, 2013 decreased compared to the same period in 2012 due to increased levels of favorable prior year loss reserve development partially offset by increased levels of catastrophe related activity.

Favorable prior year loss reserve development was $113.5 million for the six months ended June 30, 2013 as compared to $36.5 million for the same period in 2012. In the six months ended June 30, 2013, prior year loss reserves emerged favorably across all lines of the Insurance segment and Reinsurance segment. In the six months ended June 30, 2012, prior year loss reserves emerged favorably across all lines of the Insurance segment and across the catastrophe, casualty and other specialty lines of the Reinsurance segment. Favorable reserve development in the first six months of 2013 was significantly higher than the first six months of 2012 principally in the Reinsurance segment due to much lower than expected reported losses in the property and catastrophe lines and from reductions in reserve estimates related to the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012. Comparatively, the first half of 2012 included notable adverse development on some of the major 2011 loss events impacting the property line of business.

The following table details the impact of the catastrophe related activity for the six months ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Event	Net Loss	Event	Net Loss
(U.S. dollars in millions)

Floods in Canada	11.3	Windstorms in Kentucky	22.5
Floods in Europe	23.7	Earthquake in Italy	6.2
Windstorms in the United States	12.4	Windstorms in the United States	8.2

	$47.4		$36.9

For the six months ended June 30, 2013, catastrophe related losses added 5.2 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 4.2 percentage points in the same period in 2012. In addition, the Company recorded a higher expected loss ratio in the agriculture line of the Insurance segment reflecting a more challenging winter wheat growing season and a higher level of prevented planting claims for spring crops. The overall increase in current year net losses incurred was partially offset by lower levels of attritional losses in the Insurance segment’s property and casualty and other lines in the six months ended June 30, 2013 compared to the same period in 2012.

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

Acquisition Expenses

The acquisition expense ratio for the six months ended June 30, 2013 was comparable to the same period in 2012.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the six months ended June 30, 2013 was higher than the same period in 2012 due to an increase in personnel costs related to the addition of new underwriting teams over the last twelve months, current period costs associated with the Company’s CEO transition and increased annual incentive costs associated with improved year to date corporate operating results in 2013. The comparable period in 2012 also benefited from a lower 2012 payout of the Company’s 2011 annual incentive compensation than was previously accrued.

Income Tax Expense

The Company recorded a tax expense for the six months ended June 30, 2013 of $3.3 million compared to a tax expense of $0.9 million for the same period in 2012 due to adjustments to deferred tax valuation allowances at the Company’s U.S. taxable jurisdictions in 2013.

Net Income

The Company produced net income of $161.3 million for the six months ended June 30, 2013 compared to a net income of $155.0 million in the same period of 2012 primarily due to increased net premiums earned and favorable prior year loss development, partially offset by higher general and administrative expenses and foreign exchange losses.

Reserve for Losses and Loss Expenses

As of June 30, 2013, the Company had accrued losses and loss expense reserves of $4.1 billion (December 31, 2012 - $4.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six months ended June 30, 2013 and 2012, the Company’s net paid losses and loss expenses were $549.3 million and $389.9 million, respectively.

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

Losses and loss expenses for the three and six months ended June 30, 2013 are summarized as follows:

	Incurred related to:
Three Months Ended			Total incurred
June 30, 2013	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$158,341	$(233)	$158,108
Casualty and other specialty	40,118	(2,701)	37,417
Professional lines	19,883	(603)	19,280
Property	3,127	(2,088)	1,039

Total Insurance	221,469	(5,625)	215,844

Reinsurance:
Catastrophe	67,780	(26,439)	41,341
Property	61,055	(24,783)	36,272
Casualty	50,942	(805)	50,137
Other specialty	20,617	(5,153)	15,464

Total Reinsurance	200,394	(57,180)	143,214

Totals	$421,863	$(62,805)	$359,058

	Incurred related to:
Six Months Ended			Total incurred
June 30, 2013	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$209,033	$(4,966)	$204,067
Casualty and other specialty	78,062	(7,278)	70,784
Professional lines	44,072	(301)	43,771
Property	7,061	(10,375)	(3,314)

Total Insurance	338,228	(22,920)	315,308

Reinsurance:
Catastrophe	96,223	(38,350)	57,873
Property	113,569	(25,988)	87,581
Casualty	104,690	(14,961)	89,729
Other specialty	38,791	(11,254)	27,537

Total Reinsurance	353,273	(90,553)	262,720

Totals	$691,501	$(113,473)	$578,028

Losses and loss expenses for the three and six months ended June 30, 2013 included $62.8 million and $113.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2013 benefited the Company’s reported loss ratio by approximately 11.6 and 11.8 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the six months ended June 30, 2013 in all lines of business within the Insurance and Reinsurance segments.

For the three and six months ended June 30, 2013, the Company did not materially alter any key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Losses and loss expenses for the three and six months ended June 30, 2012 are summarized as follows:

	Incurred related to:
Three Months Ended			Total incurred
June 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$141,602	$(2,766)	$138,836
Casualty and other specialty	43,989	(7,902)	36,087
Professional lines	27,316	(347)	26,969
Property	9,230	(2,618)	6,612

Total Insurance	222,137	(13,633)	208,504

Reinsurance:
Catastrophe	24,637	(8,485)	16,152
Property	38,683	5,474	44,157
Casualty	58,667	(1,253)	57,414
Other specialty	21,325	(1,655)	19,670

Total Reinsurance	143,312	(5,919)	137,393

Totals	$365,449	$(19,552)	$345,897

	Incurred related to:
Six Months Ended			Total incurred
June 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$194,116	$(5,835)	$188,281
Casualty and other specialty	80,466	(7,050)	73,416
Professional lines	52,308	(1,530)	50,778
Property	16,796	(7,065)	9,731

Total Insurance	343,686	(21,480)	322,206

Reinsurance:
Catastrophe	69,937	(17,535)	52,402
Property	81,137	17,504	98,641
Casualty	111,196	(6,313)	104,883
Other specialty	39,161	(8,629)	30,532

Total Reinsurance	301,431	(14,973)	286,458

Totals	$645,117	$(36,453)	$608,664

Losses and loss expenses for the three and six months ended June 30, 2012 included $19.6 million and $36.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2012 benefited the Company’s reported loss ratio by approximately 3.8 and 3.9 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence across all lines of business for both the three and six months ended June 30, 2012 included within the Insurance segment and the catastrophe, casualty and other specialty lines of business in the Reinsurance segment for both the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2012, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Insurance

Agriculture. For the three and six months ended June 30, 2013 and 2012, the Company recorded favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2012 and 2011 crop years.

Casualty and other specialty. For the three and six months ended June 30, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability business. This favorable loss emergence was partially offset by adverse development within the U.S. based casualty business. For the three and six months ended June 30, 2012, the Company recorded favorable loss emergence within this line of business primarily due to favorable loss development within the healthcare liability and casualty businesses, partially offset by adverse development within the workers’ compensation business. The Company exited the workers’ compensation insurance line of business in 2009.

Professional lines. For the three and six months ended June 30, 2013, the Company recorded a modest amount of favorable loss emergence within this line of business, primarily due to lower than expected reported claims activity in the U.S. based director and officers’ liability business. For the three and six months ended June 30, 2012, the Company recorded favorable loss emergence in professional lines due to lower than expected claims activity.

Property. For the three and six months ended June 30, 2013 and 2012, the favorable loss emergence within the property line of business was primarily due to lower than expected reported and favorable case reserve development.

Reinsurance

Catastrophe. For the six months ended June 30, 2013 and 2012, the Company recorded significant favorable loss emergence within this line of business primarily due to lower than expected claims activity and favorable case reserve development, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012.

Property. For the three and six months ended June 30, 2013, the Company recorded favorable loss emergence in the property line of business due to lower than expected claims activity and favorable case reserve development, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012. For the three and six months ended June 30, 2012, the Company recorded unfavorable loss emergence in the property line of business due to higher than expected claims activity related to 2011 catastrophes.

Casualty. For the three and six months ended June 30, 2013 and 2012, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.

Other specialty. For the three and six months ended June 30, 2013 and 2012, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at June 30, 2013:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$271,424	$143,602	$415,026
Casualty and other specialty	331,791	942,472	1,274,263
Professional lines	127,378	386,497	513,875
Property	25,667	14,063	39,730

Total Insurance	756,260	1,486,634	2,242,894

Reinsurance:
Catastrophe	140,909	153,843	294,752
Property	221,468	153,920	375,388
Casualty	299,194	686,557	985,751
Other specialty	96,262	150,534	246,796

Total Reinsurance	757,833	1,144,854	1,902,687

Totals	$1,514,093	$2,631,488	$4,145,581

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2012:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$392,457	$71,586	$464,043
Casualty and other specialty	308,611	944,289	1,252,900
Professional lines	110,441	386,819	497,260
Property	54,196	18,653	72,849

Total Insurance	865,705	1,421,347	2,287,052

Reinsurance:
Catastrophe	201,105	97,223	298,328
Property	281,681	133,779	415,460
Casualty	296,494	679,982	976,476
Other specialty	119,261	144,299	263,560

Total Reinsurance	898,541	1,055,283	1,953,824

Totals	$1,764,246	$2,476,630	$4,240,876

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$276,941	$292,659	$929,884	$928,006
Ceded premiums written	(85,439)	(106,000)	(333,688)	(313,566)

Net premiums written	191,502	186,659	596,196	614,440

Net premiums earned	267,878	266,085	419,030	427,715
Other underwriting loss	—	(1,300)	—	(1,300)

	267,878	264,785	419,030	426,415

Expenses
Losses and loss expenses	215,844	208,504	315,308	322,206
Acquisition expenses	14,968	17,545	29,584	33,759
General and administrative expenses	43,524	32,819	79,151	67,254

	274,336	258,868	424,043	423,219

Underwriting (loss) income	$(6,458)	$5,917	$(5,013)	$3,196

Net loss ratio	80.6%	78.4%	75.2%	75.3%
Acquisition expense ratio	5.6%	6.6%	7.1%	7.9%
General and administrative expense ratio	16.2%	12.3%	18.9%	15.7%

Combined ratio	102.4%	97.3%	101.2%	98.9%

Premiums. Gross premiums written for the three months ended June 30, 2013 in the Insurance segment decreased by 5.4% over the same period in 2012. Insurance segment gross premiums written were flat for the six months ended June 30, 2013 compared to 2012. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended June 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$131,633	$84,537	$133,439	$67,249
Casualty and other specialty	87,614	63,373	90,019	64,588
Professional lines	38,296	27,788	51,019	42,832
Property	19,398	15,804	18,182	11,990

Total	$276,941	$191,502	$292,659	$186,659

	Six Months Ended June 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$696,107	$425,667	$667,106	$422,169
Casualty and other specialty	144,081	106,634	145,510	106,411
Professional lines	59,260	41,991	87,364	73,037
Property	30,436	21,904	28,026	12,823

Total	$929,884	$596,196	$928,006	$614,440

The increase in the Insurance segment net premiums written for the three months ended June 30, 2013 and the decrease for the six months ended June 30, 2013 compared to the same periods in 2012 were driven by the following factors:

•

An increase in net premiums written within the agriculture line of business, as strong growth in policy counts driven by attracting new business was partially offset by higher cessions to the U.S. Government and third parties;

•	A decrease in premiums in professional lines driven by the non-renewal of a large program relationship in late 2012; and

•

Growth in premiums in the property line emanating from the Company’s contract binding authority business where new agents have been added, partially offset by business curtailed in several product lines in an effort to reallocate capital to more profitable lines of business.

Net premiums earned by the Company in the Insurance segment decreased in the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the decrease in net premiums written in professional lines. Net premiums earned by the Company in the Insurance segment in the three months ended June 30, 2013 were comparable to the same period in 2012.

Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment increased by 2.2 percentage points for the three month period ended June 30, 2013 compared to the same period in 2012 and was comparable for the six month periods ended June 30, 2013 and 2012. During the three and six months ended June 30, 2013, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $5.6 million and $22.9 million, respectively, which decreased the net loss ratio by 2.1 and 5.5 percentage points, as compared to reductions of $13.6 million and $21.5 million, which decreased the net loss ratio by 5.1 and 5.0 percentage points for the three and six months ended June 30, 2012. The lower level of favorable loss development in the second quarter of 2013 compared to 2012 was driven by the agriculture and casualty and other lines of business which experienced lower than expected claims activity in 2012.

Partially offsetting the decreased level of current period favorable prior year loss reserve releases in the three months ended June 30, 2013 was a decrease in certain current period accident quarter loss ratios compared to the three month period ended June 30, 2012. The current accident quarter loss ratio decreased by 0.8 percentage points for the three months ended June 30, 2013 compared to the same period in 2012 due to lower loss ratios in the Company’s property, professional and casualty and other lines from decreased levels of attritional loss activity in the current quarter. These improvements were offset by a higher expected loss ratio in the agriculture line to reflect a more challenging start to the growing season in 2013 compared to 2012 resulting from a more challenging winter wheat growing season and excess moisture prevented planting claims for spring crops.

Acquisition Expenses. The Company’s acquisition expense ratios in the Insurance segment in the second quarter and first six months of 2013 decreased compared to the same periods in 2012. The change in the acquisition expense ratio over both periods was driven by a higher proportion of net earned premiums attributed to the agriculture line which incurs a lower net acquisition expense rate and the decline in professional lines premiums over the periods which conversely incurs higher commissions.

General and Administrative Expenses. The increase in general and administrative expenses and expense ratios in the Insurance segment in the second quarter and first six months of 2013 compared to the same periods in 2012 was a result of an increase in personnel costs related to the addition of new underwriting teams over the last twelve months, higher annual incentive costs and increased levels of allocated expenses primarily from increased personnel expenses associated with the Company’s senior leadership transition.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$295,769	$311,417	$820,188	$737,719
Ceded premiums written	(22,650)	(13,663)	(42,848)	(24,690)

Net premiums written	273,119	297,754	777,340	713,029

Net premiums earned	275,457	253,255	544,422	503,260
Other underwriting income	888	1,319	1,637	984

	276,345	254,574	546,059	504,244

Expenses
Losses and loss expenses	143,214	137,393	262,720	286,458
Acquisition expenses	56,900	54,583	113,920	106,858
General and administrative expenses	37,835	29,790	68,686	61,396

	237,949	221,766	445,326	454,712

Underwriting income	$38,396	$32,808	$100,733	$49,532

Net loss ratio	52.0%	54.2%	48.3%	57.0%
Acquisition expense ratio	20.7%	21.6%	20.9%	21.2%
General and administrative expense ratio	13.7%	11.8%	12.6%	12.2%

Combined ratio	86.4%	87.6%	81.8%	90.4%

Premiums. In the second quarter of 2013, net premiums written in the Reinsurance segment decreased by 8.3% over the same period of 2012. In the six months ended June 30, 2013, net premiums written in the Reinsurance segment increased by 9.0% over the same period in 2012. Gross and net premiums written for each line of business in the Reinsurance segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$155,431	$138,041	$172,222	$158,865
Casualty	67,209	67,211	58,897	58,895
Property	48,384	44,516	54,026	54,033
Other specialty	24,745	23,351	26,272	25,961

Total	$295,769	$273,119	$311,417	$297,754

	Six Months Ended June 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$303,297	$269,439	$315,404	$292,583
Casualty	218,911	217,484	180,571	179,332
Property	196,795	192,927	160,772	160,779
Other specialty	101,185	97,490	80,972	80,335

Total	$820,188	$777,340	$737,719	$713,029

The movements in net premiums written in the Reinsurance segment for the second quarter and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to the following factors:

•	Growth in property premiums which were higher due to new premiums and modest rate increases on renewed business, particularly from the Company’s London, Zurich and Singapore offices;

•

Expansion of net written premiums in the other specialty line, primarily due to new business generated by the trade credit and surety team that joined the Company in late 2012, partially offset by an absence of positive premium adjustments compared to 2012 and clients increasing their retentions upon renewal of certain treaties;

•	Increased net written premiums within the casualty line as a result of new business written on international motor and U.S. casualty treaties; and

•

A decrease in the catastrophe line reflecting the impact of a more competitive market where pricing declined and the Company chose to selectively reduce limits on certain U.S. business, particularly in Florida.

Ceded premiums written by the Company increased in the three and six months ended June 30, 2013 as compared to the same period in 2012 as the Company has chosen to purchase increased levels of protection in the catastrophe and property lines of business.

Net premiums earned by the Company in the Reinsurance segment for the three and six months ended June 30, 2013 increased compared to the same period in 2012 due to the growth in gross premiums written in more recent periods.

Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and six months ended June 30, 2013 decreased compared to the same periods in 2012 as a result of higher levels of prior year reserve development in 2013 compared to 2012. The Company recorded $57.2 million and $90.6 million of favorable prior year loss reserve development in the three and six months ended June 30, 2013 compared to $5.9 million and $15.0 million in the three and six months ended June 30, 2012. During the three and six months ended June 30, 2013, the majority of the favorable loss reserve development emanated from the property and catastrophe lines, driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012, and from much lower than expected attritional losses. The same periods in 2012 experienced adverse development on some of the major 2011 loss events.

Partially offsetting the increased levels of favorable prior year loss reserve development in the current periods, the Company recorded losses, net of reinstatement premiums and other loss sensitive accruals, of $47.4 million and $47.4 million in the quarter and six months ended June 30, 2013 in relation to European floods, Canadian floods and various U.S. tornado and storm losses. The net losses from these events added 18.8 and 9.5 percentage points to the Reinsurance segment’s net loss ratio for the second quarter and six months ended June 30, 2013, respectively. During the second quarter and six months ended June 30, 2012, the Company incurred losses of $14.4 million and $36.9 million related to the Kentucky and other Midwest windstorms and an Italian earthquake. The net losses from those events added 5.8 and 7.8 percentage points to the Reinsurance segment’s net loss ratio for the second quarter and six months ended June 30, 2012, respectively.

Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Event	Net Loss	Event	Net Loss
(U.S. dollars in millions)

Floods in Canada	11.3	Earthquake in Italy	6.2
Floods in Europe	23.7	Windstorms in the United States	8.2
Windstorms in the United States	12.4

	$47.4		$14.4

Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Event	Net Loss	Event	Net Loss
(U.S. dollars in millions)

Floods in Canada	11.3	Windstorms in Kentucky	22.5
Floods in Europe	23.7	Earthquake in Italy	6.2
Windstorms in the United States	12.4	Windstorms in the United States	8.2

	$47.4		$36.9

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment for the three months ended June 30, 2013 was lower than in the same period in 2012. The change in acquisition ratio for the three month period was due primarily to the growth of the property reinsurance business lines over the last twelve months exhibiting a lower average acquisition expense rate than in prior periods. In the six month period ended June 30, 2013, the acquisition ratio was comparable to the same period in 2012.

General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and six months ended June 30, 2013 increased compared to those in the same periods in 2012 due to an increase in allocated current period costs associated with higher annual incentive costs and the Company’s senior leadership transition, offset partially by the impact of higher earned premiums.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2013, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $574.9 million (December 31, 2012 – $623.1 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2012, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2013 without the prior approval of the applicable insurance regulator. At June 30, 2013, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $4.3 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At June 30, 2013, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of June 30, 2013 totaled $6.4 billion, which is consistent with the aggregate invested assets of $6.6 billion as of December 31, 2012.

At June 30, 2013, the unrealized losses on the Company’s available for sale securities were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. Because the Company has the ability and intent to hold these securities until recovery, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $442.5 million at June 30, 2013, compared to $247.1 million at December 31, 2012. The increase in exposures as of June 30, 2013 compared to December 31, 2012 is mainly due to Moody’s downgrade of the United Kingdom from “Aaa” to “Aa1” in February 2013.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments whose currency is the Euro or whose sovereign debt rating is below AAA through a hedge fund with a primary focus on European indebtedness, principally focused on benefiting from the declining value of European sovereign indebtedness.

Cash Flows

	Six Months Ended June 30,
	2013	2012
	(U.S. dollars in thousands)
Net cash provided by operating activities	$42,712	$70,295
Net cash used in investing activities	(165,604)	(70,197)
Net cash used in financing activities	(30,706)	(46,447)
Effect of exchange rate changes on cash and cash equivalents	(28,359)	(2,385)

Net decrease in cash and cash equivalents	(181,957)	(48,734)
Cash and cash equivalents, beginning of period	1,124,019	890,914

Cash and cash equivalents, end of period	$942,062	$842,180

The decrease in cash flows provided by operating activities in the first half of 2013 compared to the same period in 2012 was primarily due to settlement of agriculture insurance losses incurred in 2012, as well as higher claim payments for catastrophe losses incurred in 2011 and 2012, partially offset by increased premium collections.

The increase in cash used in investing activities reflected the Company’s active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows used in investing activities in 2013 principally reflected reduced proceeds from sales and maturities of available for sale investments partially offset by reduced purchases of available for sale investments compared to 2012.

The cash flows used in financing activities in 2013 were lower than in 2012 principally due to proceeds associated with the issuance of common shares partially offset by repurchases of common shares in 2013.

On May 28, 2013, prior to John R. Charman becoming the Company’s Chairman and Chief Executive Officer, Mr. Charman, together with members of his family, purchased from the Company $30.0 million of newly issued ordinary shares.

During the six months ended June 30, 2013, the Company used its capital to repurchase 318,252 ordinary shares in the open market for $14.6 million at an average price per share of $45.83. During the six months ended June 30, 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015.

As of June 30, 2013 and December 31, 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $203.6 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2013 and December 31, 2012, the Company had also pledged $319.1 million and $380.0 million of its cash and fixed maturity investments to meet collateral obligations for $269.4 million and $320.4 million in letters of credit outstanding under its credit facility, respectively. In addition, at June 30, 2013 and December 31, 2012, cash and fixed maturity investments with fair values of $275.1 million and $280.0 million were on deposit with U.S. state regulators, respectively.

Credit Facility. Under the Company’s credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $700.0 million, which expires April 19, 2016. As of June 30, 2013, there were no borrowings under this facility and letters of credit outstanding under the facility were $269.4 million.

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

Effects of Inflation

The effects of inflation could cause the severity of claims to rise in the future. The Company’s estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company’s fixed maturity portfolio to decrease or become an unrealized loss position. In response, the Company may choose to hold its fixed income investments to maturity, which would result in the unrealized gains largely amortizing through net investment income.

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

•

changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the new Federal Insurance Office within the U.S. Department of the Treasury and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in the United States and the implementation of Solvency II by the European Commission;

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

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Information about Market Risk” included in the Company’s 2012 Form 10-K.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
April 1, 2013 – April 30, 2013	91,800	$48.14	91,800	6,433,739
May 1, 2013 – May 31, 2013	3,300	$48.77	3,300	6,430,439
June 1, 2013 – June 30, 2013	—	$—	—	6,430,439

Total	95,100	$48.16	95,100	6,430,439

(1)	Ordinary shares or share equivalents.
(2)

At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superseding all previous authorizations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated Bye-laws. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2013.

10.1	Employment Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2013.**

10.2	Restricted Share Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013.**

10.3	Option Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2013.**

10.4	Indemnification Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 31, 2013.**

10.5	Share Purchase Agreement, dated May 28, 2013, by and between Dragon Global Holdings Ltd. and the Company. Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 31, 2013.

10.6	Share Purchase Agreement, dated May 28, 2013, by and between The Fortis Trust and the Company. Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 31, 2013.

10.7	Share Purchase Agreement, dated May 28, 2013, by and between The Prometheus Trust and the Company. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 31, 2013.

10.8	Shareholders’ Agreement, dated May 28, 2013, by and among John R. Charman, Dragon Global Holdings Ltd. and the Company. Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 31, 2013.

10.9	Consulting Agreement, dated May 28, 2013, by and between the Company and David Cash. Incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on May 31, 2013.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at June 30, 2013 (unaudited) and December 31, 2012; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2013 and 2012.

**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: August 8, 2013	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date: August 8, 2013	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)