Form 10-Q
period 2013-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2013-11-07
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended September 30, 2013,

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of November 1, 2013
Ordinary Shares - $1.00 par value	44,335,250

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars, except share amounts)

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,759,092 and $4,728,596 at September 30, 2013 and December 31, 2012, respectively)	$4,800,838	$4,868,150
Short-term investments, available for sale at fair value (amortized cost: $11,600 and $42,224 at September 30, 2013 and December 31, 2012, respectively)	11,599	42,230
Equity securities, available for sale at fair value (cost: $246,288 and $76,997 at September 30, 2013 and December 31, 2012, respectively)	262,866	86,997
Other investments	594,156	517,546

Total investments	5,669,459	5,514,923
Cash and cash equivalents	789,999	1,124,019
Premiums receivable, net	1,006,227	601,952
Insurance and reinsurance balances receivable	123,777	105,663
Deferred acquisition costs	197,048	168,252
Prepaid reinsurance premiums	263,499	166,702
Reinsurance recoverable on unpaid losses	513,080	691,783
Reinsurance recoverable on paid losses	428,300	83,159
Accrued investment income	21,783	27,166
Goodwill and intangible assets	167,000	172,000
Deferred tax asset	50,148	43,501
Net receivable on sales of investments	124,236	9,144
Other assets	192,104	86,708

Total assets	$9,546,660	$8,794,972

LIABILITIES
Reserve for losses and loss expenses	$4,052,102	$4,240,876
Reserve for unearned premiums	1,314,687	965,244
Deposit liabilities	17,577	22,220
Reinsurance balances payable	347,048	110,843
Debt	527,506	527,339
Net payable on purchases of investments	224,473	81,469
Other liabilities	224,257	136,384

Total liabilities	6,707,650	6,084,375

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2012 - $430,000)	17,200	17,200
Common shares
Ordinary – 44,249,622 issued and outstanding (2012 – 43,116,394)	44,250	43,116
Additional paid-in capital	560,204	527,915
Accumulated other comprehensive income	69,457	152,463
Retained earnings	2,147,899	1,969,903

Total shareholders’ equity	2,839,010	2,710,597

Total liabilities and shareholders’ equity	$9,546,660	$8,794,972

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Revenues
Gross premiums written	$544,363	$621,255	$2,294,435	$2,286,980
Ceded premiums written	(149,030)	(107,175)	(525,566)	(445,431)

Net premiums written	395,333	514,080	1,768,869	1,841,549
Change in unearned premiums	158,212	37,792	(251,872)	(358,702)

Net premiums earned	553,545	551,872	1,516,997	1,482,847
Net investment income	38,097	45,882	119,870	134,723
Net realized and unrealized investment (losses) gains	(6,640)	10,097	9,967	30,258
Total other-than-temporary impairment losses	(190)	(126)	(1,575)	(274)
Portion of loss recognized in other comprehensive income (loss)	—	(5)	—	(483)

Net impairment losses recognized in earnings	(190)	(131)	(1,575)	(757)
Other underwriting (loss) income	(943)	(1,347)	694	(1,663)

Total revenues	583,869	606,373	1,645,953	1,645,408

Expenses
Net losses and loss expenses	339,036	407,523	917,064	1,016,187
Acquisition expenses	78,775	88,782	222,279	229,399
General and administrative expenses	67,470	52,715	215,307	181,365
Amortization of intangibles	1,652	2,434	5,378	7,988
Net foreign exchange losses (gains)	2,201	3,774	8,496	(14,699)
Interest expense	9,048	9,041	27,138	27,132

Total expenses	498,182	564,269	1,395,662	1,447,372

Income before income taxes	85,687	42,104	250,291	198,036
Income tax expense	(2,271)	(1,986)	(5,557)	(2,893)

Net income	83,416	40,118	244,734	195,143
Preferred dividends	(8,188)	(8,188)	(24,564)	(24,564)

Net income available to common and participating common shareholders	$75,228	$31,930	$220,170	$170,579

Comprehensive income
Net income	$83,416	$40,118	$244,734	$195,143
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income (loss), reclassification adjustment and applicable deferred income taxes of $8,582 and ($1,576) for the nine months ended September 30, 2013 and 2012, respectively)	29,079	38,290	(82,016)	60,706
Foreign currency translation adjustments	8,918	4,675	(1,057)	2,075
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	67	66

Other comprehensive income (loss)	38,019	42,987	(83,006)	62,847

Comprehensive income	$121,435	$83,105	$161,728	$257,990

Per share data
Basic earnings per common share	$1.70	$0.74	$5.04	$3.94

Diluted earnings per common share	$1.70	$0.74	$5.04	$3.94

Dividend per common share	$0.32	$0.31	$0.96	$0.93

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Preferred shares

Balance, beginning and end of period	$17,200	$17,200

Common shares
Balance, beginning of period	43,116	43,087
Issuance of common shares, net of forfeitures	1,452	207
Repurchase of common shares	(318)	—

Balance, end of period	44,250	43,294

Additional paid-in capital
Balance, beginning of period	527,915	526,910
Issuance of common shares, net of forfeitures	29,961	1,182
Repurchase of common shares and share equivalents	(14,266)	—
Settlement of equity awards	(2,975)	(3,234)
Stock-based compensation expense	19,569	8,426

Balance, end of period	560,204	533,284

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	12,676	9,609
Foreign currency translation adjustments	(1,057)	2,075

Balance, end of period	11,619	11,684

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	141,731	122,815
Net unrealized holding (losses) gains arising during the period, net of other-than- temporary impairment losses and reclassification adjustment	(82,016)	60,706

Balance, end of period	59,715	183,521

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,944)	(2,032)
Net change from current period hedging transactions, net of reclassification adjustment	67	66

Balance, end of period	(1,877)	(1,966)

Total accumulated other comprehensive income	69,457	193,239

Retained earnings
Balance, beginning of period	1,969,903	1,893,576
Net income	244,734	195,143
Dividends on preferred shares	(24,564)	(24,564)
Dividends on common shares	(42,174)	(40,298)

Balance, end of period	2,147,899	2,023,857

Total shareholders’ equity	$2,839,010	$2,810,874

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows (used in) provided by operating activities
Net income	$244,734	$195,143
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of net premium on investments	39,933	16,512
Amortization of other intangibles and depreciation	15,131	17,609
Net realized and unrealized investment gains	(9,967)	(30,258)
Net impairment losses recognized in earnings	1,575	757
Deferred taxes	1,935	(6,151)
Stock-based compensation expense	19,569	8,426
Equity in earnings of other investments	(43,083)	(38,101)
Premiums receivable, net	(404,275)	(592,113)
Insurance and reinsurance balances receivable	(18,114)	(20,216)
Deferred acquisition costs	(28,796)	(49,762)
Prepaid reinsurance premiums	(96,797)	(79,184)
Reinsurance recoverable on unpaid losses	178,703	(403,954)
Reinsurance recoverable on paid losses	(345,141)	(5,765)
Accrued investment income	5,383	5,771
Other assets	(6,875)	(2,668)
Reserve for losses and loss expenses	(188,774)	685,218
Reserve for unearned premiums	349,443	438,383
Deposit liabilities	(4,643)	(3,330)
Reinsurance balances payable	236,205	67,186
Other liabilities	37,280	7,946

Net cash (used in) provided by operating activities	(16,574)	211,449

Cash flows used in investing activities
Proceeds from sales of available for sale investments	2,382,068	2,460,861
Proceeds from maturities and calls on available for sale investments	542,059	654,976
Proceeds from the redemption of other investments	28,485	78,043
Purchases of available for sale investments	(3,094,718)	(3,224,163)
Purchases of other investments	(62,012)	(86,195)
Net settlements of other assets	(38,223)	(18,208)
Purchases of fixed assets	(10,768)	(10,446)
Net cash paid for subsidiary acquisition	(378)	(1,468)

Net cash flows used in investing activities	(253,487)	(146,600)

Cash flows used in financing activities
Issuance of common shares, net of forfeitures	31,289	1,262
Repurchase of common shares	(14,584)	—
Settlement of equity awards	(2,975)	(3,234)
Proceeds from issuance of debt	640	812
Repayments and repurchases of debt	(624)	(1,806)
Dividends on preferred shares	(24,564)	(24,564)
Dividends on common shares	(42,174)	(40,298)

Net cash flows used in financing activities	(52,992)	(67,828)

Effect of exchange rate changes on cash and cash equivalents	(10,967)	7,841

Net (decrease) increase in cash and cash equivalents	(334,020)	4,862
Cash and cash equivalents, beginning of period	1,124,019	890,914

Cash and cash equivalents, end of period	$789,999	$895,776

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2	Summary of significant accounting policies, cont’d.

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

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.

ASU 2013-11 will be effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Available for sale investments	$27,889	$33,946	$86,036	$105,606
Other investments	13,244	15,050	43,083	38,101
Cash and cash equivalents	752	289	2,043	978

	$41,885	$49,285	$131,162	$144,685
Investment expenses	(3,788)	(3,403)	(11,292)	(9,962)

Net investment income	$38,097	$45,882	$119,870	$134,723

The following table summarizes the composition of the investment portfolio by investment type at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$4,800,838	75.6%	$4,868,150	74.2%
Cash and cash equivalents(1)	689,762	10.8%	1,051,694	16.0%
Other investments(2)	594,156	9.3%	517,546	7.9%
Short-term investments	11,599	0.2%	42,230	0.6%
Equity securities	262,866	4.1%	86,997	1.3%

Total	$6,359,221	100.0%	$6,566,617	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at September 30, 2013 and December 31, 2012. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	September 30, 2013		December 31, 2012
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$823,761	17.1%	$737,535	15.0%
AAA / Aaa	1,031,149	21.4%	993,277	20.2%
AA / Aa	1,781,679	37.0%	1,821,250	37.1%
A / A	807,509	16.8%	993,307	20.2%
BBB	296,489	6.2%	219,017	4.5%
Below BBB	67,269	1.4%	143,198	2.9%
Not rated	4,581	0.1%	2,796	0.1%

Total	$4,812,437	100.0%	$4,910,380	100.0%

(1)	The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings is used.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of September 30, 2013 and December 31, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$128,110	$129,417	$136,283	$137,567
Due after one year through five years	1,775,192	1,787,984	1,725,927	1,765,662
Due after five years through ten years	265,740	266,962	410,755	429,099
Due after ten years	27,207	27,847	29,654	33,803
Residential mortgage-backed securities	1,235,668	1,240,222	1,252,468	1,280,579
Commercial mortgage-backed securities	872,259	889,460	741,178	781,379
Asset-backed securities	466,516	470,545	474,555	482,291

Total	$4,770,692	$4,812,437	$4,770,820	$4,910,380

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, equity long/short strategies, currencies and commodities (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments.” At September 30, 2013 and December 31, 2012, the Company had invested, net of capital returned, a total of $438.9 million and $394.5 million, respectively, in other investments. At September 30, 2013 and December 31, 2012, the carrying value of other investments was $594.2 million and $517.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of September 30, 2013 and December 31, 2012:

September 30, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$385,913	$—	$44,791
Private investment funds	55,531	60,790	55,531

Total alternative funds	441,444	60,790	100,322

Specialty funds
High yield loan funds	109,171	—	—
Convertible debt funds	43,541	—	—

Total specialty funds	152,712	—	—

Total other investments	$594,156	$60,790	$100,322

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

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

Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 88.2% of the hedge fund portfolio, with the remainder over the following two years.

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

Net Realized and Unrealized Investment (Losses) Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized investment (losses) gains for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross realized gains on investment sales	$6,180	$11,976	$30,191	$34,837
Gross realized losses on investment sales	(13,178)	(2,222)	(19,924)	(5,391)
Change in fair value of derivative financial instruments(1)	358	343	(300)	812

Net realized and unrealized investment (losses) gains	$(6,640)	$10,097	$9,967	$30,258

(1)	For additional information on the Company’s derivative financial instruments, see Note 7.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at September 30, 2013 and December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
September 30, 2013	Cost	Gains	Losses	Fair Value	OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$819,585	$9,332	$(5,156)	$823,761	$—
U.S. state and municipal securities	27,731	129	(490)	27,370	—
Foreign government securities	175,280	1,725	(1,496)	175,509	—
Government guaranteed corporate securities	34,244	328	(52)	34,520	—
Corporate securities	1,127,809	18,130	(6,488)	1,139,451	—
Residential mortgage-backed securities	1,235,668	20,278	(15,724)	1,240,222	(4,785)
Commercial mortgage-backed securities(1)	872,259	26,341	(9,140)	889,460	(47)
Asset-backed securities	466,516	5,067	(1,038)	470,545	—

Total fixed maturity investments	$4,759,092	$81,330	$(39,584)	$4,800,838	$(4,832)
Short-term investments	11,600	—	(1)	11,599	—

Total fixed income investments	$4,770,692	$81,330	$(39,585)	$4,812,437	$(4,832)

Equity securities
Equity investments	$152,328	$17,197	$(2,697)	$166,828	$—
Emerging market debt funds	60,250	255	—	60,505	—
Preferred equity investments	10,184	1,883	(64)	12,003	—
Short-term fixed income fund	23,526	4	—	23,530	—

Total equity securities	$246,288	$19,339	$(2,761)	$262,866	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $14.1 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2013, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.1 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

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

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2013	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
Fixed maturity investments
U.S. government and agencies securities	$(5,156)	$265,417	$—	$—	$(5,156)	$265,417
U.S. state and municipal securities	(490)	19,711	—	—	(490)	19,711
Foreign government securities	(1,495)	109,722	(1)	4,858	(1,496)	114,580
Government guaranteed corporate securities	(52)	11,301	—	—	(52)	11,301
Corporate securities	(6,488)	422,818	—	—	(6,488)	422,818
Residential mortgage-backed securities	(15,641)	510,138	(83)	1,619	(15,724)	511,757
Commercial mortgage-backed securities	(8,822)	351,269	(318)	4,936	(9,140)	356,205
Asset-backed securities	(853)	184,964	(185)	4,193	(1,038)	189,157

Total fixed maturity investments	$(38,997)	$1,875,340	$(587)	$15,606	$(39,584)	$1,890,946
Short-term investments	(1)	1,246	—	—	(1)	1,246

Total fixed income investments	$(38,998)	$1,876,586	$(587)	$15,606	$(39,585)	$1,892,192

Equity securities
Equity investments	$(2,697)	$43,925	$—	$—	$(2,697)	$43,925
Preferred equity investments	(64)	5,924	—	—	(64)	5,924

Total equity securities	$(2,761)	$49,849	$—	$—	$(2,761)	$49,849

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at September 30, 2013.

As of September 30, 2013, 743 available for sale securities were in an unrealized loss position aggregating $42.3 million. Of those, 31 securities with aggregated unrealized losses of $0.6 million at September 30, 2013 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

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

The analysis of OTTI for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total other-than-temporary impairment losses	$(190)	$(126)	$(1,575)	$(274)
Portion of loss recognized in other comprehensive income (loss)	—	(5)	—	(483)

Net impairment losses recognized in earnings	$(190)	$(131)	$(1,575)	$(757)

Of the $0.2 million (2012: $0.1 million) of OTTI losses recognized by the Company in the third quarter of 2013, the majority was related to expected losses following the Company’s decision to sell a corporate security. At September 30, 2013, the Company did not have the intent to sell any of the remaining fixed maturity investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The unrealized losses on the Company’s available for sale securities at September 30, 2013 were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. Because the Company has the ability and intent to hold its equity securities until recovery, the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$(1,769)	$(2,268)	$(2,000)	$(2,225)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	—	(3)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	(5)	—	(503)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	113	216	344	674

Ending balance	$(1,656)	$(2,057)	$(1,656)	$(2,057)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in other investments in alternative and specialty funds that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of September 30, 2013. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

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

FINANCIAL STATEMENTS – CONTINUED

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at September 30, 2013.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at September 30, 2013:

	Fair Value Measurements at September 30, 2013
	Total at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$823,761	$17,865	$805,896	$—
U.S. state and municipal securities	27,370	—	27,370	—
Foreign government securities	175,509	—	175,509	—
Government guaranteed corporate securities	34,520	—	34,520	—
Corporate securities	1,139,451	—	1,138,692	759
Residential mortgage-backed securities	1,240,222	—	1,240,015	207
Commercial mortgage-backed securities	889,460	—	880,878	8,582
Asset-backed securities	470,545	—	467,635	2,910

Total fixed maturity investments	$4,800,838	$17,865	$4,770,515	$12,458
Equity securities
Equity investments	166,828	80,596	86,232	—
Emerging market debt funds	60,505	—	60,505	—
Preferred equity investments	12,003	—	12,003	—
Short-term fixed income fund	23,530	23,530	—	—

Total equity securities	$262,866	$104,126	$158,740	$—
Short-term investments	11,599	—	11,599	—
Other investments	594,156	—	—	594,156
Other assets (see Note 7)	122,853	—	120,526	2,327

Total assets	$5,792,312	$121,991	$5,061,380	$608,941

Liabilities
Other liabilities (see Note 7)	$74,237	$—	$69,405	$4,832
Debt	582,296	—	582,296	—

Total liabilities	$656,533	$—	$651,701	$4,832

During the nine months ended September 30, 2013, there were net transfers into Level 3 from Level 2 of $9.8 million, excluding other investments. Transfers into Level 3 consisted of corporate securities, mortgage-backed securities and asset-backed securities for which observable inputs were no longer available in the current period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2012:

	Fair Value Measurements at December 31, 2012
	Total at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$737,535	$39,889	$697,646	$—
U.S. state and municipal securities	38,894	—	38,894	—
Foreign government securities	109,337	—	109,337	—
Government guaranteed corporate securities	64,464	—	64,464	—
Corporate securities	1,373,671	—	1,373,671	—
Residential mortgage-backed securities	1,280,579	—	1,280,223	356
Commercial mortgage-backed securities	781,379	—	777,049	4,330
Asset-backed securities	482,291	—	478,480	3,811

Total fixed maturity investments	$4,868,150	$39,889	$4,819,764	$8,497
Equity securities
Equity investments	66,310	66,310	—	—
Emerging market debt funds	10,576	—	10,576	—
Preferred equity investments	10,111	—	10,111	—

Total equity securities	$86,997	$66,310	$20,687	$—
Short-term investments	42,230	—	42,230	—
Other investments	517,546	—	—	517,546
Other assets (see Note 7)	23,649	—	20,688	2,961

Total assets	$5,538,572	$106,199	$4,903,369	$529,004

Liabilities
Other liabilities (see Note 7)	10,660	—	7,699	2,961
Debt	592,677	—	592,677	—

Total liabilities	$603,337	$—	$600,376	$2,961

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Level 3 assets represented 10.5% and 9.6% of the Company’s total available for sale investments, other investments and derivative instruments at September 30, 2013 and December 31, 2012, respectively. There were no material changes in the Company’s valuation techniques for the nine months ended September 30, 2013. No impairment losses on Level 3 securities were recognized in earnings for the three and nine months ended September 30, 2013 or 2012.

The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,546	$569,393	$—	$576,939	$—
Total net realized gains included in earnings	56	19,108	—	19,164	—
Total net realized and unrealized losses included in earnings	(15)	(5,864)	—	(5,879)	—
Change in unrealized gains included in other comprehensive income (loss)	111	—	—	111	—
Change in unrealized losses included in other comprehensive income (loss)	(62)	—	—	(62)	—
Purchases	—	16,597	—	16,597	—
Sales	(1,879)	(5,078)	—	(6,957)	—
Transfers in to Level 3	7,903	—	—	7,903	—
Transfers out of Level 3	(1,202)	—	—	(1,202)	—

Level 3, end of period	$12,458	$594,156	$—	$606,614	$—

	Nine Months Ended September 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,497	$517,546	$2,961	$529,004	$2,961
Total net realized gains included in earnings	104	61,010	—	61,114	—
Total net realized and unrealized losses included in earnings	(17)	(17,927)	—	(17,944)	—
Change in unrealized gains included in other comprehensive income (loss)	438	—	—	438	—
Change in unrealized losses included in other comprehensive income (loss)	(270)	—	—	(270)	—
Purchases	—	62,011	6	62,017	12
Sales	(6,081)	(28,484)	(2,967)	(37,532)	(2,973)
Transfers in to Level 3	11,550	—	—	11,550	—
Transfers out of Level 3	(1,763)	—	—	(1,763)	—

Level 3, end of period	$12,458	$594,156	$—	$606,614	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

	Three Months Ended September 30, 2012
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$9,819	$478,860	$—	$488,679	$—
Total net realized gains included in earnings	44	18,461	—	18,505	—
Total net realized and unrealized losses included in earnings	—	(3,411)	—	(3,411)	—
Change in unrealized gains included in other comprehensive income (loss)	570	—	—	570	—
Change in unrealized losses included in other comprehensive income (loss)	(14)	—	—	(14)	—
Purchases	2	37,319	—	37,321	—
Sales	(1,536)	(52,319)	—	(53,855)	—
Transfers in to Level 3	5,695	—	—	5,695	—
Transfers out of Level 3	(762)	—	—	(762)	—

Level 3, end of period	$13,818	$478,910	$—	$492,728	$—

	Nine Months Ended September 30, 2012
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$10,394	$—	$—	$10,394	$—
Total net realized gains included in earnings	54	29,286	—	29,340	—
Total net realized and unrealized losses included in earnings	(13)	(14,310)	—	(14,323)	—
Change in unrealized gains included in other comprehensive income (loss)	1,732	—	—	1,732	—
Change in unrealized losses included in other comprehensive income (loss)	(243)	—	—	(243)	—
Purchases	(38)	84,519	—	84,481	—
Sales	(2,568)	(53,013)	—	(55,581)	—
Transfers in to Level 3	7,771	432,428 (1)	—	440,199	—
Transfers out of Level 3	(3,271)	—	—	(3,271)	—

Level 3, end of period	$13,818	$478,910	$—	$492,728	$—

(1)	As required by ASU 2011-04, the fair value of the Company’s other investments was transferred into Level 3 at March 31, 2012.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income available to common and participating common shareholders	$75,228	$31,930	$220,170	$170,579
Less amount allocated to participating common shareholders(1)	(1,997)	(494)	(4,742)	(2,828)

Net income allocated to common shareholders	$73,231	$31,436	$215,428	$167,751

Denominator:
Weighted average shares – basic	43,099,841	42,628,248	42,719,837	42,555,617

Share equivalents:
Options	—	28,880	—	36,130
Restricted share units	298	778	594	2,546

Weighted average shares – diluted	43,100,139	42,657,906	42,720,431	42,594,293

Basic earnings per common share	$1.70	$0.74	$5.04	$3.94

Diluted earnings per common share	$1.70	$0.74	$5.04	$3.94

(1)	Represents earnings attributable to holders of unvested restricted shares issued by the Company. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share , cont’d.

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on August 8, 2013 (2012 - Series A: $0.484375, Series B: $0.46875). The Series A and Series B preferred share dividends were paid on September 16, 2013 to shareholders of record on August 30, 2013. Endurance Holdings also declared a dividend of $0.32 per common share on August 8, 2013 (2012 - $0.31). The dividend was paid on September 30, 2013 to shareholders of record on September 16, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividends declared per Series A preferred share	$0.484375	$0.484375	$1.453125	$1.453125

Dividends declared per Series B preferred share	$0.468750	$0.468750	$1.406250	$1.406250

Dividends declared per common share	$0.32	$0.31	$0.96	$0.93

6.	Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income balances by component for the three and nine months ended September 30, 2013:

	For the Three Months Ended September 30, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Foreign currency items	Total
Beginning balance	$(1,899)	$30,636	$2,701	$31,438
Other comprehensive income before reclassifications	—	22,358	8,918	31,276
Amounts reclassified from accumulated other comprehensive income(1)	22	6,721	—	6,743

Net current period other comprehensive income	22	29,079	8,918	38,019

Ending balance	$(1,877)	$59,715	$11,619	$69,457

(1)	All amounts are net of tax.

	Nine Months Ended September 30, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Foreign currency items	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive loss before reclassifications	—	(74,001)	(1,057)	(75,058)
Amounts reclassified from accumulated other comprehensive income(1)	67	(8,015)	—	(7,948)

Net current period other comprehensive income (loss)	67	(82,016)	(1,057)	(83,006)

Ending balance	$(1,877)	$59,715	$11,619	$69,457

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont’d.

The following table presents the significant items reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2013:

Three Months Ended September 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Gains and losses on cash flow hedges - Debt	$22	Interest expense

	22	Total before income taxes
	—	Income tax expense

	$22	Total net of income taxes

Unrealized losses (gains) on available-for-sale securities	$6,999	Net realized and unrealized investment losses
	190	Net impairment losses recognized in earnings

	7,189	Total before income taxes
	(468)	Income tax benefit

	$6,721	Total net of income taxes

Nine Months Ended September 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Gains and losses on cash flow hedges - Debt	$67	Interest expense

	67	Total before income taxes
	—	Income tax expense

	$67	Total net of income taxes

Unrealized (gains) losses on available-for-sale securities	$(10,267)	Net realized and unrealized investment gains
	1,575	Net impairment losses recognized in earnings

	(8,692)	Total before income taxes
	677	Income tax expense

	$(8,015)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment (losses) gains, net foreign exchange losses (gains) and other underwriting (loss) income in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

To-Be-Announced Mortgage-backed Securities (“TBAs”) - to enhance investment performance and as part of overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between purchase of a TBA and allocation of the underlying securities, the Company’s position is accounted for as a derivative.

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

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The fair values and the related notional values of derivatives at September 30, 2013 and December 31, 2012 are noted below.

	September 30, 2013		December 31, 2012
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$74	$9,539	$23	$1,652
Credit default swaps	—	—	9	410
Interest rate swaps	1	5,600	76	5,000
Interest rate swaptions	37	23,900	57	2,200
Interest rate futures	—	64,217	—	—
TBAs	120,414	119,000	20,523	19,000
Energy and weather contracts	2,327	35,627	2,961	15,573

Total recorded in other assets	$122,853		$23,649

Derivatives recorded in other liabilities
Foreign exchange forward contracts	$333	$15,285	$60	$5,296
Interest rate swaps	764	23,214	—	—
Interest rate swaptions	134	74,200	133	14,500
TBAs	68,174	67,000	7,506	7,000
Energy and weather contracts	4,832	35,627	2,961	15,573

Total recorded in other liabilities	$74,237		$10,660

Net derivative asset	$48,616		$12,989

On January 1, 2013, the Company adopted new guidance that requires disclosure of financial instruments subject to a master netting agreement. At September 30, 2013, derivative assets of $2.4 million and liabilities of $6.1 million were traded under International Swaps and Derivatives Association Master Agreements (“ISDAs”) which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. TBAs and interest rate futures are not subject to ISDAs. At September 30, 2013 and December 31, 2012, none of the Company’s derivative instruments were netted. See Note 10 for information on collateral pledged.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total (losses) gains included in net foreign exchange losses (gains) from foreign exchange forward contracts	$(123)	$(10)	$207	$141

Futures contracts	$112	$—	$64	$87
Credit default swaps	(68)	3	49	46
Interest rate swaps	(67)	29	(228)	(14)
Interest rate swaptions	392	(16)	291	31
TBAs	(11)	327	(476)	662

Total gains (losses) included in net realized and unrealized investment (losses) gains	$358	$343	$(300)	$812

Commodity put options	$—	$(1,384)	$—	$(2,684)
Energy and weather contracts	—	—	1,172	—

Total (losses) gains included in other underwriting (loss) income	$—	$(1,384)	$1,172	$(2,684)

Total gains (losses) from derivatives	$235	$(1,051)	$1,079	$(1,731)

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

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont’d.

A summary of option activity, including options held by employees and non-employee directors, during the nine months ended September 30, 2013 is presented below:

	Nine Months Ended September 30, 2013
		Weighted	Weighted Average Remaining
Options Outstanding	Number of Options	Average Exercise Price	Contractual Life (years)	Aggregate Intrinsic Value
Beginning, December 31, 2012	39,501	$27.78
Granted	800,000	48.20
Exercised	24,501	23.88
Forfeited	—	—

Outstanding, September 30, 2013	815,000	$47.94	9.50	$4,711

Exercisable and vested options, September 30, 2013	175,000	$46.98	8.89	$1,180

No options were granted during the three months ended September 30, 2013 (2012 - Nil). During the nine months ended September 30, 2013, 800,000 options were granted (2012 – Nil) with a weighted average grant date fair value of $10.2 million (2012 – Nil). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. No options expired during the three and nine months ended September 30, 2013 and 2012. During the three and nine months ended September 30, 2013, Nil (2012 - 3,500) and 24,501 (2012 - 30,300) options were exercised, respectively. No options vested during the three months ended September 30, 2013 (2012 - Nil). During the nine months ended September 30, 2013, 160,000 options vested (2012 – Nil). The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was Nil (2012 - $64,000) and $0.5 million (2012 - $0.7 million), respectively. The Company received proceeds of Nil (2012 - $63,000) and $0.6 million (2012 - $0.5 million) from the exercise of options during the three and nine months ended September 30, 2013, respectively. The Company issued new ordinary shares in connection with the exercise of the above options.

For the three and nine months ended September 30, 2013, compensation costs recognized in earnings for all options totaled $1.0 million (2012 – Nil) and $3.5 million (2012 - Nil), respectively.

There was unrecognized stock-based compensation expenses of $6.7 million related to unvested stock options at September 30, 2013. This expense is expected to be recognized between 2013 and 2017, with approximately 15.8% expected to be recognized during the remainder of 2013.

Restricted Shares and Restricted Share Units

The 708,890 restricted shares awarded to Mr. Charman, as discussed above, will vest annually, in five equal tranches commencing on May 28, 2013, subject to Mr. Charman’s continued employment, or in the event of certain terminations of employment and other events.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont’d.

A summary of the restricted share and restricted share unit activity during the nine months ended September 30, 2013 is presented below:

	Nine Months Ended September 30, 2013
	Number of	Aggregate
	Shares/Units	Intrinsic Value
Unvested, December 31, 2012	686,633
Granted	1,079,108
Settled	(406,495)
Forfeited	(211,227)

Unvested, September 30, 2013	1,148,019

Outstanding, September 30, 2013	1,148,019	$61,672

During the three and nine months ended September 30, 2013, the Company granted an aggregate of 8,453 (2012 - 6,790) and 1,079,108 (2012 - 407,358) restricted shares and restricted share units with weighted average grant date fair values of $0.4 million (2012 - $0.2 million) and $50.7 million (2012 - $15.6 million), respectively. During the three and nine months ended September 30, 2013, the aggregate fair value of restricted shares and restricted share units that vested was $0.1 million (2012 - $0.2 million) and $17.0 million (2012 - $11.7 million), respectively.

For the three and nine months ended September 30, 2013, compensation costs recognized in earnings for all restricted shares and restricted share units were $2.6 million (2012 - $1.9 million) and $16.1 million (2012 - $8.4 million), respectively. At September 30, 2013, compensation costs not yet recognized related to non-vested awards was $31.6 million. This expense is expected to be recognized between 2013 and 2017, with approximately 18.2% expected to be recognized during the remainder of 2013.

Employee Share Purchase Plan

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. Total expenses related to this plan for the three and nine months ended September 30, 2013 were approximately $42,000 (2012 - $39,000) and $124,000 (2012 - $127,000), respectively.

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

FINANCIAL STATEMENTS – CONTINUED

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$344,819	$199,544	$544,363
Ceded premiums written	(120,481)	(28,549)	(149,030)

Net premiums written	224,338	170,995	395,333

Net premiums earned	291,477	262,068	553,545
Other underwriting loss	—	(943)	(943)

	291,477	261,125	552,602

Expenses
Net losses and loss expenses	228,409	110,627	339,036
Acquisition expenses	18,440	60,335	78,775
General and administrative expenses	35,641	31,829	67,470

	282,490	202,791	485,281

Underwriting income	$8,987	$58,334	$67,321

Net loss ratio	78.4%	42.3%	61.3%
Acquisition expense ratio	6.3%	23.0%	14.2%
General and administrative expense ratio	12.2%	12.1%	12.2%

Combined ratio	96.9%	77.4%	87.7%

Reserve for losses and loss expenses	$2,146,136	$1,905,966	$4,052,102

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2012:

	Three Months Ended September 30, 2012
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$324,808	$296,447	$621,255
Ceded premiums written	(103,543)	(3,632)	(107,175)

Net premiums written	221,265	292,815	514,080

Net premiums earned	283,273	268,599	551,872
Other underwriting (loss) income	(1,384)	37	(1,347)

	281,889	268,636	550,525

Expenses
Net losses and loss expenses	288,750	118,773	407,523
Acquisition expenses	24,506	64,276	88,782
General and administrative expenses	29,409	23,306	52,715

	342,665	206,355	549,020

Underwriting (loss) income	$(60,776)	$62,281	$1,505

Net loss ratio	101.9%	44.2%	73.8%
Acquisition expense ratio	8.7%	23.9%	16.1%
General and administrative expense ratio	10.4%	8.7%	9.6%

Combined ratio	121.0%	76.8%	99.5%

Reserve for losses and loss expenses	$2,635,086	$1,874,356	$4,509,442

The following table reconciles total segment results to income before income taxes for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Total underwriting income	$67,321	$1,505
Net investment income	38,097	45,882
Net foreign exchange losses	(2,201)	(3,774)
Net realized and unrealized investment (losses) gains	(6,640)	10,097
Net impairment losses recognized in earnings	(190)	(131)
Amortization of intangibles	(1,652)	(2,434)
Interest expense	(9,048)	(9,041)

Income before income taxes	$85,687	$42,104

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended September 30, 2013 and 2012:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2013	2013	2012	2012
Insurance
Agriculture	$200,062	$120,617	$171,826	$106,180
Casualty and other specialty	95,862	72,431	90,873	66,686
Professional lines	34,221	20,972	43,209	34,804
Property	14,674	10,318	18,900	13,595

Total Insurance	344,819	224,338	324,808	221,265

Reinsurance
Catastrophe	38,676	12,551	38,871	36,484
Casualty	53,691	53,690	77,781	77,781
Property	91,653	90,528	157,742	157,742
Other specialty	15,524	14,226	22,053	20,808

Total Reinsurance	199,544	170,995	296,447	292,815

Total	$544,363	$395,333	$621,255	$514,080

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,274,703	$1,019,732	$2,294,435
Ceded premiums written	(454,169)	(71,397)	(525,566)

Net premiums written	820,534	948,335	1,768,869

Net premiums earned	710,507	806,490	1,516,997
Other underwriting income	—	694	694

	710,507	807,184	1,517,691

Expenses
Net losses and loss expenses	543,717	373,347	917,064
Acquisition expenses	48,024	174,255	222,279
General and administrative expenses	114,792	100,515	215,307

	706,533	648,117	1,354,650

Underwriting income	$3,974	$159,067	$163,041

Net loss ratio	76.4%	46.3%	60.4%
Acquisition expense ratio	6.8%	21.6%	14.7%
General and administrative expense ratio	16.2%	12.5%	14.2%

Combined ratio	99.4%	80.4%	89.3%

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
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

The following table reconciles total segment results to income before income taxes for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012
Total underwriting income	$163,041	$54,233
Net investment income	119,870	134,723
Net foreign exchange (losses) gains	(8,496)	14,699
Net realized and unrealized investment gains	9,967	30,258
Net impairment losses recognized in earnings	(1,575)	(757)
Amortization of intangibles	(5,378)	(7,988)
Interest expense	(27,138)	(27,132)

Income before income taxes	$250,291	$198,036

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2013 and 2012:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2013	2013	2012	2012
Insurance
Agriculture	$896,169	$546,284	$838,932	$528,349
Casualty and other specialty	239,943	179,065	236,383	173,097
Professional lines	93,481	62,963	130,573	107,841
Property	45,110	32,222	46,926	26,418

Total Insurance	1,274,703	820,534	1,252,814	835,705

Reinsurance
Catastrophe	341,973	281,990	354,275	329,067
Casualty	272,602	271,174	258,352	257,113
Property	288,448	283,455	318,514	318,521
Other specialty	116,709	111,716	103,025	101,143

Total Reinsurance	1,019,732	948,335	1,034,166	1,005,844

Total	$2,294,435	$1,768,869	$2,286,980	$1,841,549

10.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at September 30, 2013 and December 31, 2012 amounted to $941.4 million and $774.9 million, respectively. At September 30, 2013, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor’s Corporation.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the nine months ended September 30, 2013 and 2012, respectively:

Broker	2013	2012
Aon Benfield	18.5%	17.3%
Marsh & McLennan Companies, Inc.	15.0%	16.6%
Willis Companies	12.4%	15.8%

Total of largest brokers	45.9%	49.7%

Letters of credit. As of September 30, 2013, the Company had issued letters of credit of $259.5 million (December 31, 2012 – $320.4 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS – CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont’d.

Investment commitments. As of September 30, 2013 and December 31, 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $215.8 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2013 and December 31, 2012, the Company had also pledged $303.3 million and $380.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $259.5 million and $320.4 million in letters of credit outstanding under its credit facility, respectively. In addition, as of September 30, 2013 and December 31, 2012, cash and fixed maturity investments with fair values of $274.6 million and $280.0 million were on deposit with U.S. state regulators, respectively.

The Company is subject to certain commitments with respect to other investments at September 30, 2013 and December 31, 2012. See Note 3.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2013 are as follows:

Twelve months ended September 30,	Amount
2014	$14,586
2015	13,822
2016	11,298
2017	9,791
2018	9,575
2019 and thereafter	41,135

$100,207

Total net lease expense under operating leases for the nine months ended September 30, 2013 was $11.2 million (2012 – $11.3 million).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2013 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”).

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

Consolidated Results of Operations – For the Three Months Ended September 30, 2013 and 2012

Results of operations for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	2012	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$544,363	$621,255	(12.4)%
Ceded premiums written	(149,030)	(107,175)	39.1%

Net premiums written	395,333	514,080	(23.1)%

Net premiums earned	553,545	551,872	0.3%
Net investment income	38,097	45,882	(17.0)%
Net realized and unrealized investment (losses) gains	(6,640)	10,097	NM (2)
Net impairment losses recognized in earnings	(190)	(131)	45.0%
Other underwriting loss	(943)	(1,347)	(30.0)%

Total revenues	583,869	606,373	(3.7)%

Expenses
Net losses and loss expenses	339,036	407,523	(16.8)%
Acquisition expenses	78,775	88,782	(11.3)%
General and administrative expenses	67,470	52,715	28.0%
Amortization of intangibles	1,652	2,434	(32.1)%
Net foreign exchange losses	2,201	3,774	(41.7)%
Interest expense	9,048	9,041	0.1%
Income tax expense	2,271	1,986	14.4%

Net income	$83,416	$40,118	107.9%

Net loss ratio	61.3%	73.8%	(12.5)
Acquisition expense ratio	14.2%	16.1%	(1.9)
General and administrative expense ratio	12.2%	9.6%	2.6

Combined ratio	87.7%	99.5%	(11.8)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended September 30, 2013 were $544.4 million, a decrease of $76.9 million, or 12.4%, compared to the same period in 2012. Net premiums written in the three months ended September 30, 2013 were $395.3 million, a decrease of $118.7 million, or 23.1%. The change in net premiums written was driven by the following factors:

•	A decline in net premiums in the catastrophe line of the Reinsurance segment, reflecting the purchase of retrocessional coverage on U.S. wind exposed risks;

•	A decline in net premiums in the property line of the Reinsurance segment as the Company reduced participation on a few large contracts where pricing and terms were not adequate;

•	A decline in net premiums in the casualty line of the Reinsurance segment as the Company chose not to renew business that no longer met profitability targets and recorded a number of negative premium adjustments;

•	A decrease in professional lines net premiums in the Insurance segment, due primarily to the non-renewal of a large program relationship in late 2012; and

•	An increase in net premiums in the agriculture line of the Insurance segment, due to growth in spring crop policy counts, partially offset by lower premiums from fall crops because of lower commodity prices.

The increase in ceded premiums written by the Company in the quarter ended September 30, 2013 as compared to the same period in 2012 was driven by both the agriculture line of business in the Insurance segment, as the Company ceded more premiums to the U.S. government, and the catastrophe line of the Reinsurance segment, as the Company chose to purchase additional retrocessional coverage.

Net premiums earned for the three months ended September 30, 2013 were $553.5 million, an increase of $1.7 million, or 0.3%, from the third quarter of 2012.

Net Investment Income

The Company’s net investment income of $38.1 million decreased by 17.0% or $7.8 million for the quarter ended September 30, 2013 as compared to the same period in 2012. Investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, declined by $6.1 million for the three months ended September 30, 2013 compared to the same period in 2012. This decline primarily resulted from lower reinvestment rates over the past 12 months. Net investment income during the third quarter of 2013 included net mark to market gains of $13.2 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $15.1 million in the third quarter of 2012. Investment expenses, including investment management fees, for the three months ended September 30, 2013 were $3.8 million compared to $3.4 million for the same period in 2012.

The annualized net earned yield and total return of the investment portfolio for the three months ended September 30, 2013 and 2012 and the market yield and portfolio duration as of September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	2012
Annualized net earned yield(1)	2.43%	2.97%
Total return on investment portfolio(2)	1.32%	1.75%
Market yield(3)	1.85%	1.10%
Portfolio duration(4)	3.10 years	2.52 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Net of investment manager fees; includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the third quarter of 2013, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 39 basis point range, with a high of 0.96% and a low of 0.57%. Trading activity in the Company’s portfolio during the third quarter included reductions in corporate securities, asset-backed securities, and non-agency mortgage-backed securities, and increased allocations to U.S. government and government agencies securities, U.S. government agency mortgage-backed securities, foreign government bonds, equity securities and other investments. The duration of fixed income investments increased to 3.10 years at September 30, 2013 from 2.49 years at December 31, 2012, primarily due to the increase in interest rates, which reduced the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing their average maturity to extend.

Net Realized and Unrealized Investment (Losses) Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2013 were $986.6 million compared to $908.0 million during the same period a year ago. Net realized investment (losses) gains decreased during the three months ended September 30, 2013 compared to the same period in 2012. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended September 30, 2013 and 2012 were as follows:

`	Three Months Ended September 30,
	2013	2012
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$6,180	$11,976
Gross realized losses on investment sales	(13,178)	(2,222)
Change in fair value of derivative financial instruments	358	343

Net realized and unrealized investment (losses) gains	$(6,640)	$10,097

Net impairment losses recognized in earnings for the three months ended September 30, 2013 and 2012 were $0.2 million and $0.1 million, respectively.

Net Foreign Exchange Gains and Losses

For the three months ended September 30, 2013, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $2.2 million compared to a net foreign exchange loss of $3.8 million for the same period of 2012. The current period net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened against British sterling, the Euro and New Zealand dollar. In the prior year, the net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened against the major currencies during the period.

Net Losses and Loss Expenses

The Company’s net losses and loss expense ratio for the three months ended September 30, 2013 decreased compared to the same period in 2012, principally as a result of lower incurred losses in the agriculture line of business in the Insurance segment. In the Reinsurance segment, higher levels of favorable prior year loss reserve development were partially offset by increased levels of catastrophe losses.

Favorable prior year loss reserve development was $48.1 million for the third quarter of 2013 compared to $55.6 million during the same period in 2012. In the third quarter of 2013, prior year loss reserves emerged favorably across all lines business of the Insurance and Reinsurance segments. Favorable reserve development in the third quarter of 2013 was lower than the third quarter of 2012 principally in the Insurance segment across all business lines. Favorable reserve development in the Reinsurance segment was due to lower than expected reported losses in the property and catastrophe lines and from reductions in reserve estimates related to 2012 Superstorm Sandy losses ($5.1 million).

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the three months ended September 30, 2013 and 2012.

Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
July 2013	Hailstorms in Germany	$24.3	August 2012	Hurricane Isaac	$6.0
	Other loss events in 2013	(6.2)	May 2012	Earthquake in Italy	4.8
				Other loss events in 2012	2.4

		$18.1			$13.2

For the three months ended September 30, 2013, natural catastrophe related losses added 3.7 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 2.5 percentage points in the same period in 2012. Offsetting the higher catastrophe losses incurred this quarter, the Company recorded a lower expected loss ratio in the third quarter of 2013 in the agriculture line of the Insurance segment as a result of improved growing conditions experienced in the U.S. compared to the prior year, which was adversely impacted by a severe drought.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended September 30, 2013 was lower than the same period in 2012 due to a higher proportion of net earned premiums attributed to the agriculture line in the Insurance segment, which incurs a lower net acquisition expense rate.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the third quarter of 2013 increased by 2.6 percentage points compared to the same period in 2012 due to an increase in personnel costs related to the addition of new underwriting teams over the last twelve months, current period costs associated with the Company’s senior leadership transition, and increased annual incentive costs associated with improved year to date corporate operating results. At September 30, 2013, the Company had a total of 913 employees compared to 849 employees at September 30, 2012.

Income Tax Expense

The Company recorded tax expense for the quarter ended September 30, 2013 of $2.3 million compared to tax expense of $2.0 million for the quarter ended September 30, 2012. The current period tax expense resulted from net taxable income recorded at the Company’s United States taxable jurisdictions.

Net Income

The Company generated net income of $83.4 million in the three months ended September 30, 2013 compared to net income of $40.1 million in the same period of 2012 primarily as a result of a reduction in losses incurred in the agriculture line of the Insurance segment during the current period, partially offset by an increase in personnel costs and realized losses on investment sales.

Consolidated Results of Operations – For the Nine Months Ended September 30, 2013 and 2012

Results of operations for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,294,435	$2,286,980	0.3%
Ceded premiums written	(525,566)	(445,431)	18.0%

Net premiums written	1,768,869	1,841,549	(3.9)%

Net premiums earned	1,516,997	1,482,847	2.3%
Net investment income	119,870	134,723	(11.0)%
Net realized and unrealized investment gains	9,967	30,258	(67.1)%
Net impairment losses recognized in earnings	(1,575)	(757)	108.1%
Other underwriting income (loss)	694	(1,663)	NM (2)

Total revenues	1,645,953	1,645,408	—%

Expenses
Losses and loss expenses	917,064	1,016,187	(9.8)%
Acquisition expenses	222,279	229,399	(3.1)%
General and administrative expenses	215,307	181,365	18.7%
Amortization of intangibles	5,378	7,988	(32.7)%
Net foreign exchange losses (gains)	8,496	(14,699)	NM (2)
Interest expense	27,138	27,132	—%
Income tax expense	5,557	2,893	92.1%

Net income	$244,734	$195,143	25.4%

Net loss ratio	60.4%	68.5%	(8.1)
Acquisition expense ratio	14.7%	15.5%	(0.8)
General and administrative expense ratio	14.2%	12.2%	2.0

Combined ratio	89.3%	96.2%	(6.9)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the nine months ended September 30, 2013 were $2,294.4 million, an increase of $7.5 million, or 0.3%, compared to the same period in 2012. Net premiums written in the nine months ended September 30, 2013 were $1,768.9 million, a decrease of $72.7 million, or 3.9%, compared to the same period in 2012. The change in net premiums written was driven by the following factors:

•	A decline in net premiums in the property line of the Reinsurance segment as the Company reduced participation on a few large contracts where pricing was not adequate;

•	A decline in net premiums in the catastrophe line of the Reinsurance segment reflecting the impact of a more competitive market where pricing declined and the selective reduction by the Company of its limits on some U.S. business, particularly in Florida, as well as the purchase by the Company of increased retrocessional coverage on business in the current year;

•	A decrease in net premiums in the Insurance segment, primarily in professional lines driven by the non-renewal of a large program relationship in late 2012;

•	An expansion of net premiums in the other specialty line of the Reinsurance segment, primarily due to new business generated by the trade credit and surety team that joined the Company in late 2012, partially offset by an absence of positive premium adjustments compared to 2012 and clients increasing their retentions upon renewal of certain treaties;

•	An increase of net premiums in the casualty line of the Reinsurance segment as a result of new business written on international motor and U.S. casualty treaties partially offset by the non-renewal of business that no longer met profitability targets and a number of negative premium adjustments; and

•	An increase in net premiums in the agriculture line of the Insurance segment due to growth in spring crop policy counts, partially offset by lower premiums from fall crops because of lower commodity prices.

Net premiums earned for the nine months ended September 30, 2013 were $1,517.0 million, an increase of $34.2 million, or 2.3%, from the nine months ended September 30, 2012 principally due to growth in net premiums written in the current quarter in the agriculture line of business in the Insurance segment, partially offset by a decline in Insurance segment professional lines net premiums written and declines in net premiums written in the catastrophe and property lines of the Reinsurance segment.

Net Investment Income

The Company’s net investment income of $119.9 million decreased by 11.0% or $14.9 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Net investment income during the first nine months of 2013 included net mark to market gains of $43.1 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $38.1 million in the first nine months of 2012. Investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, declined by $19.6 million for the nine months ended September 30, 2013 compared to the same period in 2012. This decline resulted primarily from lower reinvestment rates over the past 12 months, partly offset by a higher average investment portfolio balance. Investment expenses, including investment management fees, for the nine months ended September 30, 2013 were $11.3 million compared to $10.0 million for the same period in 2012.

The annualized net earned yield and total return on the investment portfolio for the nine months ended September 30, 2013 and 2012 and the market yield and portfolio duration as of September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
Annualized net earned yield(1)	2.52%	2.87%
Total return on investment portfolio(2)	0.68%	4.08%
Market yield(3)	1.85%	1.10%
Portfolio duration(4)	3.10 years	2.52 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Net of investment manager fees; includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.

During the nine months ended September 30, 2013, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 67 basis point range, with a high of 0.96% and a low of 0.29%. Trading activity in the Company’s portfolio for the nine months ended September 30, 2013 included reductions in corporate securities, short-term investments, government and agency guaranteed corporate securities, residential mortgage-backed securities, municipal securities, and asset-backed securities, and increased allocations to equity securities, U.S. government and government agencies securities, foreign government bonds, commercial mortgage-backed securities, and other investments. The duration of the fixed income investments increased to 3.10 years at September 30, 2013 from 2.49 years at December 31, 2012, primarily due to the increase in interest rates which reduced the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio causing their average maturity to extend.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2013 were $2,382.1 million compared to $2,460.9 million during the same period a year ago. Net realized investment gains decreased during the nine months ended September 30, 2013 compared to the same period in 2012.

Realized investment gains and losses and the change in the fair value of derivative financial instruments for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$30,191	$34,837
Gross realized losses on investment sales	(19,924)	(5,391)
Change in fair value of derivative financial instruments	(300)	812

Net realized and unrealized investment gains	$9,967	$30,258

Net impairment losses recognized in earnings for the nine months ended September 30, 2013 and 2012 were $1.6 million and $0.8 million, respectively.

Net Foreign Exchange Gains

For the nine months ended September 30, 2013, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $8.5 million compared to a gain of $14.7 million for the same period in 2012. The current period net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar strengthened against the Japanese Yen and Australian dollar in the period. In the prior year, the gain resulted from a decrease in the value of Japanese Yen net liabilities as the U.S. dollar strengthened against the Yen.

Net Losses and Loss Expenses

The Company’s net losses and loss expense ratio for the nine months ended September 30, 2013 decreased compared to the same period in 2012 due to increased levels of favorable prior year loss reserve development and lower incurred losses in the agriculture line of business in the Insurance segment, partially offset by increased levels of catastrophe losses.

Favorable prior year loss reserve development was $161.5 million for the nine months ended September 30, 2013 as compared to $92.1 million for the same period in 2012. In the nine months ended September 30, 2013, prior year loss reserves emerged favorably across all lines of the Insurance segment and Reinsurance segment. In the nine months ended September 30, 2012, prior year loss reserves emerged favorably across all lines of the Insurance segment and across the catastrophe, casualty and other specialty lines of the Reinsurance segment. Favorable reserve development in the nine months ended September 30, 2013 was significantly higher than the nine months ended September 30, 2012 principally in the Reinsurance segment due to much lower than expected reported ($17.1 million) losses in the property and catastrophe lines and from reductions in reserve estimates related to the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012 ($25.2 million). Comparatively, the nine months ended September 30, 2012 included adverse development on some of the major 2011 loss events impacting the property line of business.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the nine months ended September 30, 2013 and 2012.

Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
June 2013	Floods in Canada	10.8	August 2012	Hurricane Isaac	6.0
June 2013	Floods in Europe	19.7	February 2012	Windstorms in Kentucky	23.1
May 2013	Windstorms in the United States	10.7	May 2012	Earthquake in Italy	10.6
July 2013	Hailstorms in Germany	24.3	March/April 2012	Windstorms in the United States	9.9

		$65.5			$49.6

For the nine months ended September 30, 2013, catastrophe related losses added 4.6 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 3.5 percentage points in the same period in 2012. The higher catastrophe losses was partially offset by lower levels of attritional losses in the Insurance segment’s property and casualty and other lines in the nine months ended September 30, 2013 compared to the same period in 2012. In addition, the Company recorded a lower expected loss ratio in the agriculture line of business in the Insurance segment as a result of improved growing conditions experienced in the U.S. compared to the prior year, which was adversely impacted by a severe drought.

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

Acquisition Expenses

The acquisition expense ratio for the nine months ended September 30, 2013 was modestly lower compared with the same period in 2012, primarily due to a higher proportion of net earned premiums attributed to the agriculture line of business in the Insurance segment, which incurs a lower net acquisition expense rate.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the nine months ended September 30, 2013 was higher than the same period in 2012 due to an increase in personnel costs related to the addition of new underwriting teams over the last twelve months, current period costs associated with the Company’s CEO transition, and increased annual incentive costs associated with improved year to date corporate operating results in 2013. The comparable period in 2012 also benefited from a lower 2012 payout of the Company’s 2011 annual incentive compensation than was previously accrued.

Income Tax Expense

The Company recorded a tax expense for the nine months ended September 30, 2013 of $5.6 million compared to a tax expense of $2.9 million for the same period in 2012 due to adjustments to deferred tax valuation allowances at the Company’s U.S. taxable jurisdictions in 2013.

Net Income

The Company generated net income of $244.7 million for the nine months ended September 30, 2013 compared to a net income of $195.1 million in the same period of 2012 primarily due to increased net premiums earned, a reduction in losses incurred in the agriculture line of business in the Insurance segment during the current period, and favorable prior year loss development, partially offset by an increase in personnel costs, foreign exchange losses and realized losses on investment sales.

Reserve for Losses and Loss Expenses

As of September 30, 2013, the Company had accrued losses and loss expense reserves of $4.1 billion (December 31, 2012 - $4.2 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine months ended September 30, 2013 and 2012, the Company’s net paid losses and loss expenses were $925.9 million and $745.7 million, respectively.

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

Losses and loss expenses for the three and nine months ended September 30, 2013 are summarized as follows:

	Incurred related to:
Three Months Ended			Total incurred
September 30, 2013	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$177,920	$(616)	$177,304
Casualty and other specialty	36,794	(2,388)	34,406
Professional lines	17,517	(2,302)	15,215
Property	2,388	(904)	1,484

Total Insurance	234,619	(6,210)	228,409

Reinsurance:
Catastrophe	26,120	(9,234)	16,886
Property	49,036	(21,157)	27,879
Casualty	56,983	(6,268)	50,715
Other specialty	20,338	(5,191)	15,147

Total Reinsurance	152,477	(41,850)	110,627

Totals	$387,096	$(48,060)	$339,036

	Incurred related to:
Nine Months Ended			Total incurred
September 30, 2013	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$386,953	$(5,582)	$381,371
Casualty and other specialty	114,856	(9,666)	105,190
Professional lines	61,589	(2,603)	58,986
Property	9,449	(11,279)	(1,830)

Total Insurance	572,847	(29,130)	543,717

Reinsurance:
Catastrophe	122,343	(47,584)	74,759
Property	162,605	(47,145)	115,460
Casualty	161,673	(21,229)	140,444
Other specialty	59,129	(16,445)	42,684

Total Reinsurance	505,750	(132,403)	373,347

Totals	$1,078,597	$(161,533)	$917,064

Losses and loss expenses for the three and nine months ended September 30, 2013 included $48.1 million and $161.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2013 benefited the Company’s reported loss ratio by approximately 8.7 and 10.6 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the nine months ended September 30, 2013 in all lines of business within the Insurance and Reinsurance segments.

For the three and nine months ended September 30, 2013, the Company did not materially alter any key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Losses and loss expenses for the three and nine months ended September 30, 2012 are summarized as follows:

	Incurred related to:
Three Months Ended			Total incurred
September 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$237,023	$(2,701)	$234,322
Casualty and other specialty	39,942	(4,146)	35,796
Professional lines	25,608	(5,937)	19,671
Property	3,616	(4,655)	(1,039)

Total Insurance	306,189	(17,439)	288,750

Reinsurance:
Catastrophe	20,823	(5,745)	15,078
Property	49,638	(10,527)	39,111
Casualty	53,757	(9,350)	44,407
Other specialty	32,758	(12,581)	20,177

Total Reinsurance	156,976	(38,203)	118,773

Totals	$463,165	$(55,642)	$407,523

	Incurred related to:
Nine Months Ended			Total incurred
September 30, 2012	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$431,139	$(8,536)	$422,603
Casualty and other specialty	120,408	(11,196)	109,212
Professional lines	77,916	(7,467)	70,449
Property	20,412	(11,720)	8,692

Total Insurance	649,875	(38,919)	610,956

Reinsurance:
Catastrophe	90,760	(23,280)	67,480
Property	130,775	6,977	137,752
Casualty	164,953	(15,663)	149,290
Other specialty	71,919	(21,210)	50,709

Total Reinsurance	458,407	(53,176)	405,231

Totals	$1,108,282	$(92,095)	$1,016,187

Losses and loss expenses for the three and nine months ended September 30, 2012 included $55.6 million and $92.1 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2012 benefited the Company’s reported loss ratio by approximately 10.1 and 6.2 percentage points, respectively. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence within all lines of business for the Insurance segment and the catastrophe, casualty and other specialty lines of business in the Reinsurance segment for the three months ended September 30, 2012, and across all lines of business included within the Insurance and Reinsurance segments for the nine months ended September 30, 2012.

For the three and nine months ended September 30, 2012, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Insurance

Agriculture. For the three and nine months ended September 30, 2013 and 2012, the Company recorded favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2012 and 2011 crop years.

Casualty and other specialty. For the three and nine months ended September 30, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability and the Bermuda based excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the U.S. based casualty business. For the three and nine months ended September 30, 2012, the Company recorded favorable loss emergence within this line of business primarily due to favorable loss development within the healthcare liability business, partially offset by adverse development within the workers’ compensation business. The Company exited the workers’ compensation insurance line of business in 2009.

Professional lines. For the three and nine months ended September 30, 2013, the Company recorded favorable loss emergence within this line of business, primarily due to lower than expected reported claims activity in the Bermuda based professional liability and U.S. based director and officers’ liability businesses. For the three and nine months ended September 30, 2012, the Company recorded favorable loss emergence in professional lines due to lower than expected claims activity.

Property. For the three and nine months ended September 30, 2013 and 2012, the favorable loss emergence within the property line of business was primarily due to lower than expected reported and favorable case reserve development.

Reinsurance

Catastrophe. For the nine months ended September 30, 2013 and 2012, the Company recorded significant favorable loss emergence within this line of business primarily due to lower than expected claims activity and favorable case reserve development, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012.

Property. For the three and nine months ended September 30, 2013, the Company recorded favorable loss emergence in the property line of business due to lower than expected claims activity and favorable case reserve development, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012. For the three and nine months ended September 30, 2012, the Company recorded unfavorable loss emergence in the property line of business due to higher than expected claims activity related to 2011 catastrophes.

Casualty. For the three and nine months ended September 30, 2013 and 2012, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.

Other specialty. For the three and nine months ended September 30, 2013 and 2012, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at September 30, 2013:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$279,916	$30,176	$310,092
Casualty and other specialty	309,162	962,741	1,271,903
Professional lines	131,741	393,343	525,084
Property	24,337	14,720	39,057

Total Insurance	745,156	1,400,980	2,146,136

Reinsurance:
Catastrophe	164,615	125,742	290,357
Property	201,127	153,977	355,104
Casualty	305,906	697,972	1,003,878
Other specialty	100,272	156,355	256,627

Total Reinsurance	771,920	1,134,046	1,905,966

Totals	$1,517,076	$2,535,026	$4,052,102

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2012:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$392,457	$71,586	$464,043
Casualty and other specialty	308,611	944,289	1,252,900
Professional lines	110,441	386,819	497,260
Property	54,196	18,653	72,849

Total Insurance	865,705	1,421,347	2,287,052

Reinsurance:
Catastrophe	201,105	97,223	298,328
Property	281,681	133,779	415,460
Casualty	296,494	679,982	976,476
Other specialty	119,261	144,299	263,560

Total Reinsurance	898,541	1,055,283	1,953,824

Totals	$1,764,246	$2,476,630	$4,240,876

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$344,819	$324,808	$1,274,703	$1,252,814
Ceded premiums written	(120,481)	(103,543)	(454,169)	(417,109)

Net premiums written	224,338	221,265	820,534	835,705

Net premiums earned	291,477	283,273	710,507	710,988
Other underwriting loss	—	(1,384)	—	(2,684)

	291,477	281,889	710,507	708,304

Expenses
Losses and loss expenses	228,409	288,750	543,717	610,956
Acquisition expenses	18,440	24,506	48,024	58,265
General and administrative expenses	35,641	29,409	114,792	96,663

	282,490	342,665	706,533	765,884

Underwriting income (loss)	$8,987	$(60,776)	$3,974	$(57,580)

Net loss ratio	78.4%	101.9%	76.4%	85.9%
Acquisition expense ratio	6.3%	8.7%	6.8%	8.2%
General and administrative expense ratio	12.2%	10.4%	16.2%	13.6%

Combined ratio	96.9%	121.0%	99.4%	107.7%

Premiums. Gross premiums written for the three months ended September 30, 2013 in the Insurance segment increased by 6.2% over the same period in 2012. Gross premiums written for the nine months ended September 30, 2013 in the Insurance segment increased by 1.7% over the same period in 2012. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended September 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$200,062	$120,617	$171,826	$106,180
Casualty and other specialty	95,862	72,431	90,873	66,686
Professional lines	34,221	20,972	43,209	34,804
Property	14,674	10,318	18,900	13,595

Total	$344,819	$224,338	$324,808	$221,265

	Nine Months Ended September 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$896,169	$546,284	$838,932	$528,349
Casualty and other specialty	239,943	179,065	236,383	173,097
Professional lines	93,481	62,963	130,573	107,841
Property	45,110	32,222	46,926	26,418

Total	$1,274,703	$820,534	$1,252,814	$835,705

The increase in the Insurance segment net premiums written for the three months ended September 30, 2013 and the decrease for the nine months ended September 30, 2013 compared to the same periods in 2012 were driven by the following factors:

•	An increase in net premiums within the agriculture line of business due to growth in crop policy counts, partially offset by lower premiums from fall crops because of lower commodity prices, and higher cessions to the U.S. government and third parties;

•	A decrease in net premiums in professional lines driven by the non-renewal of a large program relationship in late 2012;

•	An increase in property net premiums written in the nine months ended September 30, 2013 as a result of a shift in underlying risks resulted in the Company retaining a higher proportion of gross premiums; and

•	An increase in net premiums in the casualty and other specialty line driven primarily by the addition of new underwriting teams.

Net premiums earned by the Company in the Insurance segment increased in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to the increase in net premiums written in the agriculture line of business. Net premiums earned by the Company in the Insurance segment in the nine months ended September 30, 2013 were comparable to the same period in 2012.

Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment decreased by 23.5 percentage points for the three month period ended September 30, 2013 compared to the same period in 2012 and decreased by 9.5 percentage points for the nine months ended September 30, 2013 and 2012. The current accident quarter loss ratio decreased by 27.6 and 10.9 percentage points for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 due primarily to the agriculture line of business that incurred lower levels of losses as a result of improved growing conditions experienced in the U.S. compared to the prior year, which was adversely impacted by a severe drought. In addition, lower levels of attritional losses were experienced in the property and casualty and other lines of business in 2013 compared to the prior year.

During the three and nine months ended September 30, 2013, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $6.2 million and $29.1 million, respectively, which decreased the net loss ratio by 2.1 and 4.1 percentage points, respectively, as compared to reductions of $17.4 million and $38.9 million, which decreased the net loss ratio by 6.2 and 5.5 percentage points for the three and nine months ended September 30, 2012, respectively. The lower level of favorable loss development in the third quarter of 2013 compared to 2012 was experienced across all lines of business following lower than expected claims activity in 2012.

Acquisition Expenses. The Company’s acquisition expense ratios in the Insurance segment in the third quarter and nine months ended September 30, 2013 decreased compared to the same periods in 2012. The change in the acquisition expense ratio over both periods was driven by a higher proportion of net earned premiums attributed to the agriculture line, which incurs a lower net acquisition expense rate, and the decline in professional lines premiums over both the three and nine months ended September 30, 2013, which conversely incurs higher commissions.

General and Administrative Expenses. The increase in general and administrative expenses and expense ratios in the Insurance segment in the third quarter and nine months ended September 30, 2013 compared to the same periods in 2012 was a result of an increase in personnel costs related to the addition of new underwriting teams over the last twelve months, higher annual incentive costs, and increased levels of allocated expenses primarily from increased personnel expenses associated with the Company’s senior leadership transition.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$199,544	$296,447	$1,019,732	$1,034,166
Ceded premiums written	(28,549)	(3,632)	(71,397)	(28,322)

Net premiums written	170,995	292,815	948,335	1,005,844

Net premiums earned	262,068	268,599	806,490	771,859
Other underwriting (loss) income	(943)	37	694	1,021

	261,125	268,636	807,184	772,880

Expenses
Losses and loss expenses	110,627	118,773	373,347	405,231
Acquisition expenses	60,335	64,276	174,255	171,134
General and administrative expenses	31,829	23,306	100,515	84,702

	202,791	206,355	648,117	661,067

Underwriting income	$58,334	$62,281	$159,067	$111,813

Net loss ratio	42.3%	44.2%	46.3%	52.4%
Acquisition expense ratio	23.0%	23.9%	21.6%	22.2%
General and administrative expense ratio	12.1%	8.7%	12.5%	11.0%

Combined ratio	77.4%	76.8%	80.4%	85.6%

Premiums. In the third quarter of 2013, net premiums written in the Reinsurance segment decreased by 41.6% over the same period of 2012. In the nine months ended September 30, 2013, net premiums written in the Reinsurance segment decreased by 5.7% over the same period in 2012. Gross and net premiums written for each line of business in the Reinsurance segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$38,676	$12,551	$38,871	$36,484
Casualty	53,691	53,690	77,781	77,781
Property	91,653	90,528	157,742	157,742
Other specialty	15,524	14,226	22,053	20,808

Total	$199,544	$170,995	$296,447	$292,815

	Nine Months Ended September 30,
	2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$341,973	$281,990	$354,275	$329,067
Casualty	272,602	271,174	258,352	257,113
Property	288,448	283,455	318,514	318,521
Other specialty	116,709	111,716	103,025	101,143

Total	$1,019,732	$948,335	$1,034,166	$1,005,844

The movements in net premiums written in the Reinsurance segment for the third quarter and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to the following factors:

•	A decline in net premiums written in the property line as the Company reduced participation on a few large contracts where pricing was not adequate;

•	An expansion of net written premiums in the other specialty line for the nine months ended September 30 2013, primarily due to new business generated by the trade credit and surety team that joined the Company in late 2012, partially offset by an absence of positive premium adjustments compared to 2012 and clients increasing their retentions upon renewal of certain treaties;

•	Higher net premiums in the casualty line in the nine month period ended September 30, 2013 as a result of new business written on international motor and U.S. casualty treaties partially offset by the non-renewal of business that no longer met profitability targets and a number of negative premium adjustments; and

•	A decrease in net premiums in the catastrophe line reflecting the impact of a more competitive market where pricing declined and the selective reduction by the Company of its limits on certain U.S. business, particularly in Florida, as well as the purchase by the Company of increased retrocessional coverage on U.S. wind exposed risks.

Ceded premiums written by the Company increased in the three and nine months ended September 30, 2013 as compared to the same period in 2012 as the Company has chosen to purchase increased levels of protection in the catastrophe and property lines of business.

Net premiums earned by the Company in the Reinsurance segment for the nine months ended September 30, 2013 increased compared to the same period in 2012 due to the growth in gross premiums written in more recent periods. Net premiums earned in the Reinsurance segment for the three months ended September 30, 2013 decreased modestly compared to the same period in 2012 due to the overall decrease in net premiums written during 2013.

Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three and nine months ended September 30, 2013 decreased compared to the same periods in 2012 as a result of higher levels of prior year reserve development in 2013 compared to 2012. The Company recorded $41.9 million and $132.4 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2013 compared to $38.2 million and $53.2 million in the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, the majority of the favorable loss reserve development emanated from the property and catastrophe lines, driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012, and from lower than expected attritional losses. The same periods in 2012 experienced adverse development on some of the major 2011 loss events.

Partially offsetting the increased levels of favorable prior year loss reserve development in the current periods, the Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $18.1 million and $65.5 million in the quarter and nine months ended September 30, 2013. The net losses from catastrophes added 8.0 and 9.0 percentage points to the Reinsurance segment’s net loss ratio for the third quarter and nine months ended September 30, 2013, respectively. During the third quarter and nine months ended September 30, 2012, the Company incurred catastrophe losses of $13.2 million and $49.6 million. The net losses from catastrophes added 5.6 and 6.9 percentage points to the Reinsurance segment’s net loss ratio for the third quarter and nine months ended September 30, 2012, respectively.

Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2013 were modestly lower than in the same periods in 2012 as a result of the growth in certain property reinsurance business lines, the addition of a new trade credit and surety team of underwriters, and reduced participation on other property reinsurance treaties that each have different earned premium and commission structures, as well as increased purchases of retrocessional coverage.

General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2013 increased compared to those in the same periods in 2012 due to an increase in allocated current period costs associated with higher annual incentive costs and the Company’s senior leadership transition, partially offset by the impact of higher earned premiums.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2013, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $538.8 million (December 31, 2012 – $623.1 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2012, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2013 without the prior approval of the applicable insurance regulator. At September 30, 2013, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $4.3 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At September 30, 2013, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of September 30, 2013 totaled $6.4 billion, which is consistent with the aggregate invested assets of $6.6 billion as of December 31, 2012.

At September 30, 2013, the unrealized losses on the Company’s fixed income investments were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. The Company had no intention to sell nor was required to sell the fixed income investments that were in an unrealized loss position at September 30, 2013. The Company has the ability and intent to hold equity securities until recovery, and the Company currently believes it is probable that it will collect all amounts due according to their respective contractual terms. Therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at September 30, 2013.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $222.2 million at September 30, 2013, compared to $247.1 million at December 31, 2012.

In addition to the direct exposures above, the Company has indirect exposure to sovereign and non-sovereign investments whose currency is the Euro or whose sovereign debt rating is below AAA through a hedge fund with a primary focus on European indebtedness, principally focused on benefiting from the declining value of European sovereign indebtedness.

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(U.S. dollars in thousands)
Net cash (used in) provided by operating activities	$(16,574)	$211,449
Net cash used in investing activities	(253,487)	(146,600)
Net cash used in financing activities	(52,992)	(67,828)
Effect of exchange rate changes on cash and cash equivalents	(10,967)	7,841

Net (decrease) increase in cash and cash equivalents	(334,020)	4,862
Cash and cash equivalents, beginning of period	1,124,019	890,914

Cash and cash equivalents, end of period	$789,999	$895,776

The decrease in cash flows (used in) provided by operating activities in the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to the payment of claims related to prior years and a shift in settlement dates for agriculture insurance related receivables from the U.S. Federal Government, which impact third quarter cash flows as well as the nine months ended September 30, 2013.

The increase in cash used in investing activities reflected the Company’s active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows used in investing activities in 2013 principally reflected reduced proceeds from sales and maturities of available for sale investments partially offset by reduced purchases of available for sale investments and other investments compared to 2012.

The cash flows used in financing activities in 2013 were lower than in 2012 principally due to increased issuances of common shares, partially offset by repurchases of common shares in 2013.

On May 28, 2013, prior to John R. Charman becoming the Company’s Chairman and Chief Executive Officer, Mr. Charman, together with members of his family, purchased from the Company $30.0 million of newly issued ordinary shares.

During the nine months ended September 30, 2013, the Company used its capital to repurchase 318,252 ordinary shares in the open market for $14.6 million at an average price per share of $45.83. During the nine months ended September 30, 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015.

As of September 30, 2013 and December 31, 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $215.8 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2013 and December 31, 2012, the Company had also pledged $303.3 million and $380.0 million of its cash and fixed maturity investments to meet collateral obligations for $259.5 million and $320.4 million in letters of credit outstanding under its credit facility, respectively. In addition, at September 30, 2013 and December 31, 2012, cash and fixed maturity investments with fair values of $274.6 million and $280.0 million were on deposit with U.S. state regulators, respectively.

Credit Facility. Under the Company’s credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $700.0 million, which expires April 19, 2016. As of September 30, 2013, there were no borrowings under this facility and letters of credit outstanding under the facility were $259.5 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares	Value) of Shares
	(a) Total	(b) Average	Purchased as Part of	that May Yet Be
	Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased(1)	per Share	Plans or Programs(1) (2)	Plans or Programs(1) (2)
July 1, 2013 – July 31, 2013	—	$—	—	6,430,439
August 1, 2013 – August 31, 2013	—	$—	—	6,430,439
September 1, 2013 – September 30, 2013	—	$—	—	6,430,439

Total	—	$—	—	6,430,439

(1)	Ordinary shares or share equivalents.
(2)	At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superseding all previous authorizations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at September 30, 2013 (unaudited) and December 31, 2012; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2013 and 2012.

**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: November 7, 2013	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date: November 7, 2013	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)