Form 10-K
period 2013-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2014-02-25
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013,

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘accelerated filer,’’ ‘‘large accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 28, 2013, was $1,891,876,388.

As of February 20, 2014, 44,376,627 ordinary shares were outstanding.

Certain portions of the registrant’s definitive proxy statement relating to its 2014 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a “safe harbor” for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.

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

We began operations on December 17, 2001 after Endurance Specialty Insurance Ltd. completed a private placement of $1.2 billion of its equity securities. Endurance Holdings was incorporated in Bermuda in June 2002. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares. Endurance Holdings’ ordinary shares are traded on the New York Stock Exchange under the symbol “ENH”. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2013 are as follows:

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

•

Apply Extensive Technical Analysis to Our Underwriting. We supplement the management of our portfolio of risks with the utilization of catastrophe modeling and dynamic financial analysis techniques that provide a quantitative basis for the management of risk aggregation and correlation. We require significant amounts of data in our underwriting process and proactively monitor market trends to look for competitive threats to the lines of business in which we operate as well as to analyze potential new lines that may provide attractive opportunities. We use information gathered to update and adjust the assumptions underlying our risk management models as appropriate.

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

•

Utilization of Reinsurance Protection to Enhance Risk Management. When we are insuring correlated risks such as natural perils, we purchase catastrophe reinsurance at a level consistent with the size of the individual book of business being underwritten. In addition to being a critical tool for managing loss risk accumulations, we also use reinsurance to ensure businesses in our Insurance segment are of sufficient size to be considered a lead market for their products. For the agriculture insurance business line, we utilize reinsurance protection provided by the Federal Crop Insurance Program, as well as selective use of third party reinsurance, to manage risks on a policy by policy basis. In our Reinsurance segment, we strategically review and underwrite our business, managing our reinsurance portfolio risk through underwriting analysis and portfolio diversification. We strategically purchase reinsurance protection across our portfolio to balance our book of business against the risk of a severe catastrophe event or the occurrence of multiple significant catastrophe events.

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

•

Proactively Manage Our Capital Base. Our underwriting, actuarial, risk, finance and investment professionals work together to achieve a balance in the risks we undertake. We actively manage our capital by allocating resources to underwriting and investment opportunities that we believe will offer the highest risk-adjusted return on capital. The primary focus of our capital management activities is to optimize our risk adjusted return on equity while ensuring the Company maintains sufficient levels of risk based capital and financial flexibility to satisfy the needs of our customers, regulators, rating agencies and shareholders.

BUSINESS SEGMENTS

The Company has two business segments – Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Audited Consolidated Financial Statements and related notes presented under Item 8 – “Financial Statements and Supplementary Data”.

Our two business segments and the related gross and net premiums written for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
Business Segments	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Insurance	$1,475,429	$932,510	$1,429,930	$942,357	$1,469,798	$1,005,490
Reinsurance	1,189,815	1,116,423	1,119,096	1,087,138	997,316	974,331

Total	$2,665,244	$2,048,933	$2,549,026	$2,029,495	$2,467,114	$1,979,821

Insurance

Our Insurance segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$954,389	$570,738	$903,730	$553,762	$901,746	$586,659
Casualty and other specialty	316,609	229,087	296,325	216,780	289,421	215,939
Professional lines	148,537	95,101	169,815	137,885	169,319	137,962
Property	55,894	37,584	60,060	33,930	109,312	64,930

Total	$1,475,429	$932,510	$1,429,930	$942,357	$1,469,798	$1,005,490

A description of each of these lines of business follows:

Agriculture. Our agriculture insurance line of business focuses on traditional multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products, all offered through independent agents in the United States.

Casualty and other specialty. Our casualty and other specialty insurance line of business includes casualty insurance, healthcare liability insurance, contract and commercial surety insurance, inland marine and ocean marine insurance. Our casualty insurance business provides third party liability insurance for a wide range of industry groups. Our healthcare liability insurance business is focused on excess hospital medical professional liability insurance. Our inland marine insurance business provides indemnification of loss related to movable or specialized types of property, which may include construction equipment, medical diagnostic equipment, fine arts, jewelry, solar panels and wind turbines, cameras and movie equipment, musical instruments, and a wide variety of other types of property. Our ocean marine insurance business covers the loss or damage of ships, cargo, terminals, and any transport or cargo by which property is transferred, acquired, or held between the points of origin and final destination. Our surety insurance business provides contract and commercial surety insurance in the U.S. Our casualty and other specialty line of business also includes workers’ compensation insurance, which the Company ceased writing as of February 2009.

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

Reinsurance

Our Reinsurance segment is comprised of five lines of business: catastrophe, property, casualty, professional lines, and other specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$355,751	$294,260	$378,387	$351,140	$346,021	$329,081
Property	297,806	292,872	349,579	349,586	266,562	266,562
Casualty	252,163	250,330	224,237	222,997	217,584	216,786
Professional lines	163,594	163,594	59,076	59,076	59,911	59,911
Other specialty	120,501	115,367	107,817	104,339	107,238	101,991

Total	$1,189,815	$1,116,423	$1,119,096	$1,087,138	$997,316	$974,331

A description of these lines of business follows:

Catastrophe. Our catastrophe reinsurance line of business reinsures catastrophic perils for ceding companies on a treaty basis primarily for property and workers’ compensation business. The principal perils reinsured in our catastrophe reinsurance business include natural perils such as hurricanes, typhoons, earthquakes, floods, tornados, hail and fire and certain man-made perils such as industrial events and terrorism.

Property. Our property reinsurance line of business reinsures property insurance policies issued by our ceding company clients including personal lines, commercial exposures and engineering (principally covering buildings, structures, equipment, contents and time element coverages on a treaty basis). Loss exposures in this segment include the perils of fire, explosion, collapse, riot, vandalism, wind, tornado, flood and earthquake. We underwrite our property reinsurance line of business on both a proportional and excess of loss basis.

Casualty. Our casualty reinsurance line of business reinsures third party liability exposures from ceding companies on a treaty basis such as automobile liability, general liability, umbrella liability and workers’ compensation.

Professional lines. Our professional lines reinsurance line of business reinsures third party professional liability policies issued by our ceding company clients for exposures such as directors’ and officers’ liability, directors’ and officers’ and management liability, errors and omissions, employment practices liability, fiduciary, and pension trust liability insurance and includes both non-profit and for-profit entities representing a wide range of industry groups.

Other specialty. Our other specialty line of business includes primarily aerospace, agriculture, marine and energy, and trade credit and surety, all of which are underwritten on either a proportional or non-proportional basis. This business line also includes our weather risk management products. Our aerospace business is comprised of the reinsurance of aviation and space risks. Our agriculture business includes reinsurance of multi-peril crop insurance policies, hail policies and other types of crop insurance. Our marine business consists of the reinsurance of river and ocean vessels and cargo risks and is underwritten on a proportional and non-proportional basis. Our trade credit and surety business includes the reinsurance of trade credit and political risk, contract surety and commercial surety on a worldwide basis. We also provide surety reinsurance for contract and commercial surety insurers, as well as for fidelity insurers. Our remaining business in this line represents a variety of contracts, such as personal accident and terrorism, which are underwritten utilizing the expertise of our senior underwriting staff.

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

For the year ended December 31, 2013, Marsh & McLennan Companies, Inc. was the largest single broker in our Insurance segment, and Aon Benfield was the largest single broker in our Reinsurance segment. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2013, 2012 and 2011 is provided in the tables below:

Insurance

	Percentage of Net Premiums Written
Broker/Agent	2013	2012	2011
Marsh & McLennan Companies, Inc.	8.5%	7.6%	7.5%
Aon Benfield	4.2%	3.7%	3.8%
Willis companies	2.2%	2.0%	2.0%
Independent agents	61.2%	58.8%	58.3%
All others	23.9%	27.9%	28.4%

Total	100.0%	100.0%	100.0%

Reinsurance

	Percentage of Net Premiums Written
Broker	2013	2012	2011
Aon Benfield	29.0%	29.2%	33.0%
Marsh & McLennan Companies, Inc.	28.7%	25.0%	25.0%
Willis companies	19.9%	27.9%	23.7%
All others	22.4%	17.9%	18.3%

Total	100.0%	100.0%	100.0%

CLAIMS MANAGEMENT

Claims are managed by our experienced, technical claims teams working closely with each of our operating subsidiaries. Our claims staff reviews and responds to initial loss reports, administers claims databases, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves, approves claims for payment, manages salvage and subrogation and notifies reinsurers. In addition, our claims staff conducts audits of our significant insurance company clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and overall quality of our clients’ performance.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

We are required by applicable laws and regulations and accounting principles generally accepted in the United States (“U.S. GAAP”) to establish reserves for losses and loss expenses that arise from our business. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured or reinsured claims that have been incurred at or before the balance sheet date, whether already known to us or not yet reported. It is our policy to establish these losses and loss expense reserves after evaluating all information known to us as of the valuation date.

We use statistical and actuarial methods to make a reasonable estimate of ultimate expected losses and loss expenses. The period of time from the reporting of a loss to us and the settlement of our liability may be many years. During this period, additional facts and trends may be revealed. As these factors become apparent, estimated reserves will be adjusted, sometimes requiring an increase or decrease in our overall reserves, and at other times requiring a reallocation of incurred but not reported reserves to specific case reserves.

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

To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of insurance industry information with respect to the pricing environment, loss trends, and loss settlement patterns. In combination with our individual pricing analyses, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed regularly, and adjustments, if any, are recorded in earnings in the periods in which they are determined.

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

ENTERPRISE RISK MANAGEMENT

The Company has established various processes and controls to monitor and manage the Company’s risk exposures. Our enterprise risk management (“ERM”) activities are led by our Chief Risk Officer and are critical to the organization’s sustained profitability and financial integrity. The goals of our ERM framework that drive our corporate risk management strategy are as follows:

•	identify, assess, monitor and manage the risks that threaten the Company and its solvency;

•	optimize the Company’s risk based capital position;

•	maximize the Company’s risk adjusted returns on capital;

•	manage underwriting, investment and operational volatility; and

•	clearly communicate our approach to our employees and external constituencies.

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

In addition, we have developed processes, models and a detailed internal control structure to specifically monitor and govern our risk exposures. The Company’s primary risk exposure areas are: underwriting risk, including certain key underwriting risks associated with the pricing and exposure evaluation process; catastrophe correlation/aggregation risk; risk embedded in the loss reserve estimation process; investment risk (including liquidity risk); counterparty risk and operational risk. The following sections more specifically address our method and procedures for addressing and managing our underwriting, catastrophe, loss reserving, investment and operational risks.

Underwriting Risk Management

Internal underwriting controls are established by our Chief Risk Officer and management’s Risk Management Committee, which includes our Chief Executive Officer and the Chief Executive Officers of Global Insurance and Global Reinsurance. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with corporate risk tolerances, prudent practice and underwriting capabilities. Detailed letters of underwriting authority are issued to each of our underwriters. These underwriting authority letters reference our operating guidelines and a description of the analytic process to be followed. The underwriting authority letters include, as appropriate, referral requirements specific to each line of business, terms, conditions, risk exposures, transactional situations, limits and premium capacity. Our pricing guidelines are distributed to all business units and each individual underwriter and are stated in terms of maximum combined ratio targets and minimum returns on risk based capital, by line of business, with exceptions permitted only upon approvals as noted in the guidelines.

Our pricing guidelines are regularly reviewed by our Chief Executive Officer, Chief Executive Officers of Global Insurance and Global Reinsurance, Chief Risk Officer and Group Actuary in order to ensure the guidelines reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting and risk management is provided by our Board of Directors and its Risk Committee. For a further discussion on the role of our Board of Directors in the Company’s risk management, see “Role of the Board of Directors in Risk Management” below.

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

Before we review any natural catastrophe exposed insurance or reinsurance proposal, we consider the appropriateness of the client, including the quality of its management and its risk management strategy. In addition, we prefer those proposals that include significant information on the nature of the perils to be underwritten and detailed aggregate information as to the location or locations of the risks covered. We further request information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations. If a proposal meets the preceding underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives and tolerances.

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

In certain cases, the risks written and assumed by the Company are partially reinsured with third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks, improving the balance of the Company’s portfolio, protecting against catastrophic risks, maintaining acceptable capital ratios and enabling the writing of additional business. Reinsurance ceded does not legally discharge the Company from its liabilities to the original policyholder in respect of the risk being reinsured. For more information on the Company’s reinsurance ceded, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ceded Reinsurance” and Note 6 – “Reinsurance” in the Notes to the Consolidated Financial Statements of the Company.

Catastrophe Risk Management

To achieve our catastrophe risk management objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

Our catastrophe modeling tools, which include both proprietary and licensed software, use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of a commercial catastrophe model, providing feedback to the modeling company to improve the effectiveness of their model. We also supplement the model output in certain territories with the results of our proprietary models and experience from actual catastrophe events. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and manage the aggregate risk of our underwriting portfolio. We have specific requirements as to the quality and levels of detailed exposure data to be provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is surcharged for increased uncertainty, where appropriate. We require significant amounts of data from our clients and decline business in which we feel the data provided is insufficient to make an appropriate analysis.

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

Our pricing of catastrophe reinsurance contracts is based on a combination of modeled loss estimates, actual ceding company loss history, charges for potential unmodeled exposures, fixed and variable expense estimates and profit requirements. The profit requirements are based on incremental capital usage estimates described above and on our required return on consumed capital.

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

The Company manages the risk inherent in estimating the Company’s reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company’s susceptibility to reserving errors that may be associated with any one line or type of business. At December 31, 2013, the Company’s largest single line of business based on premiums written represented 8.6% of the Company’s reserve for losses and loss expenses. Second, where loss development uncertainty exists, the Company makes use of purchased reinsurance to reduce the Company’s exposure to such loss development uncertainty. Finally, in its reinsurance business, the Company conducts active, regular audits of its ceding company clients with the intent of identifying quickly and thoroughly losses assumed by the Company.

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

The Company seeks to mitigate operational risks through the application of strong process controls throughout our business. Key process controls include underwriting authority letters, underwriting referral protocols, claims procedures guidelines, financial reporting controls and procedures, information technology procedures, succession planning, disaster recovery planning and business continuity planning. The Company’s internal audit department test the Company’s various process controls on a regular basis.

The use by the Company of the services of unaffiliated third parties exposes the Company to heightened operational risks, including the risk of information technology and physical security breaches, fraud, non-compliance with laws, regulations or internal guidelines and inadequate service to our clients. The Company mitigates the operational risk posed by the use of third party vendors by verifying, among other items, a potential third party vendor’s financial stability, ability to provide ongoing service, business continuity planning and its business reputation as well as monitoring any significant third party relationships.

Role of the Board of Directors in Risk Management

The Company’s Board of Directors administers its risk oversight of the Company through quarterly meetings of its Risk Committee with members of senior management, including representatives from the risk management, actuarial, claims, finance, internal audit, investment, legal and underwriting functions within the organization. The Risk Committee’s members review with senior management the Company’s enterprise risk management framework and related policies, processes and procedures and reports regularly to the Board of Directors on its activities.

The Risk Committee reviews with management and monitors the Company’s risk tolerances as well as the methods utilized by the Company to assess, quantify, monitor and manage these risks. The Risk Committee also evaluates the Company’s business plans, projections and performance relative to the level of risk associated with such plans, projections and performance. The Risk Committee reviews and approves on a periodic basis:

•

the Company’s framework for the assessment and management of risk, including the definition of applicable categories of risk, standards in relation to each category of risk and the appropriate risk tolerances;

•	the policies and guidelines governing the Company’s framework for the assessment and management of risk; and

•	the level of risk assumed by the Company in its underwriting, investment and operational activities, including the methods by which such risk is measured.

INVESTMENTS

We follow an investment strategy designed to protect book value and generate appropriate risk adjusted returns to grow book value, while providing sufficient liquidity to meet the operating cash needs of the Company. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships and risk management. Our investment team uses specialized analytical tools to evaluate risk and opportunity in investments to facilitate a risk managed, opportunity oriented approach to investing consistent with the requirements of the Company’s Investment Policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers’ performance and compliance with the Company’s Investment Policy. We use quoted values and other data provided by nationally recognized independent pricing sources as inputs to our process for determining the value of our investment portfolio that is carried at fair value in the Company’s financial statements. A small portion of our investment portfolio is managed internally.

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

Our Investment Policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk profile, including the establishment of risk limits, which is reviewed and revised by the Finance Committee of the Board of Directors based on market conditions and developing needs of the Company and includes estimates of the maximum and expected levels of risk relative to the Company’s shareholders’ equity that will be taken over a 12 month period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and/or issuer specific issues or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.

For additional information on the Company’s investment portfolio, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio” and Note 3 – “Investments” in the Notes to the Consolidated Financial Statements of the Company.

FINANCIAL STRENGTH RATINGS

Financial strength ratings have become an increasingly important factor in evaluating the competitive position of insurance and reinsurance companies. Endurance Holdings and certain of its operating subsidiaries maintain a financial strength rating at A.M. Best of “A” (Excellent), with a stable outlook, an S&P rating of “A” (Strong) with a stable outlook and a Moody’s Investors Service, Inc. (“Moody’s”) rating of A3, with a stable outlook. All three ratings agencies conducted reviews of Endurance Holdings during 2013.

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

Moody’s maintains a letter rating system ranging from “Aaa” (highest quality, subject to the lowest level of credit risk) to “C” (lowest rated, typically in default, with little prospect for recovery of principal or interest). Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. The rating “A3” by Moody’s is the seventh highest of twenty-one rating levels. Publications of Moody’s indicate that the “A” rating is assigned to those companies that, in Moody’s opinion, are judged to be upper-medium grade and are subject to low credit risk.

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

EMPLOYEES

As of December 31, 2013, we had 920 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

REGULATORY MATTERS

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

Bermuda

The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the “Insurance Act”), regulates the insurance and reinsurance businesses of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters) subject to the strictest regulation. There is only one classification of special purpose insurer. Endurance Bermuda, which is licensed to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Endurance Bermuda is not licensed to carry on long-term business or special purpose business. A Class 4 insurer must (i) at the time of its application for registration, or before it carries on insurance business, have a total statutory capital and surplus of not less than $100,000,000; and (ii) intend to carry on general insurance business, including excess liability business or property catastrophe reinsurance business. Class 4 insurers are required to maintain fully paid-up share capital of $1,000,000.

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

Loss Reserve Specialist

As a registered Class 4 insurer, Endurance Bermuda is required to appoint and maintain a loss reserve specialist who is required to submit an opinion with Endurance Bermuda’s statutory financial return in respect of Endurance Bermuda’s losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA. Jeffrey Dollinger, Chief Reserving Actuary for the Company, has been appointed by the Board of Directors and has been approved by the BMA to act as Endurance Bermuda’s loss reserve specialist.

Group Supervision

The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a “specific insurer”, which is a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long-term insurer or another class of insurer designated by order of the BMA); (ii) where the insurance group is not headed by a specified insurer, where it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance groups to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Endurance Bermuda has been notified by the BMA that the Company is subject to group supervision by the BMA, and that Endurance Bermuda is the Designated Insurer in respect of the Company for purposes of the Insurance Act.

Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the Designated Insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors.

The specific duties of the Designated Insurer include reporting obligations, the establishment of key group functions, and notification to the BMA of material changes, certain specified events generally related to impairment to the group financial condition or breaches by the group, the appointment of auditors and actuaries and duties related to the financial condition of the group.

In addition, the BMA has issued group supervision rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group, supervisory reporting and disclosures of the insurance group, the capital and solvency reporting requirements for the insurance group and capital requirements for an insurance group.

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

Annual Statutory Financial Return

Endurance Bermuda, as a Class 4 insurer, is required to file with the BMA an annual statutory financial return. The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin and the minimum liquidity ratio have been met and must further certify whether the insurer has complied with the conditions attached to its certificate of registration. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

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

The Bermuda risk-based regulatory capital adequacy and solvency requirements implemented with effect from December 31, 2008 (termed the Bermuda Solvency Capital Requirement or “BSCR”), provide a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA reviews the internal model regularly to confirm that the model continues to meet the conditions. Endurance Bermuda utilizes the BMA’s standard model for calculating BSCR.

The BMA seeks that insurers or reinsurers operate at or above a threshold capital level (termed the Target Capital Level or “TCL”), which exceeds the BSCR or approved internal model minimum amounts. The BMA’s prudential standards in relation to the Enhanced Capital Requirement (“ECR”) and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding, the minimum solvency margin described below. The CSR is the return setting out the insurer’s or reinsurer’s risk management practices and other information used by the insurer or reinsurer to calculate its approved internal model ECR. The capital requirements require Class 4 insurers to hold available statutory capital and surplus equal to, or exceeding, ECR and set TCL at 120% of ECR. In circumstances where an insurer or reinsurer has failed to comply with and ECR given by the BMA, such insurer or reinsurer is prohibited from declaring or paying any dividends until the failure is rectified.

The Insurance Act also provides that the value of the statutory assets of a Class 4 insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum margin of solvency (“MSM”). The MSM that must be maintained at all times by a Class 4 insurer, such as Endurance Bermuda, with respect to its general business is the greater of: (a) $100,000,000; (b) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums written); and (c) 15% of net loss and loss expense provisions and other general business insurance reserves.

The BMA requires each Class 4 insurer and insurance group to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”). The CISSA provides the BMA with an entity’s view of the capital resources required to achieve its business objectives and to assess the insurer or insurance group’s governance, risk management and controls surrounding this process. In addition, Class 4 insurers and insurance groups are required to prepare and file with the BMA a catastrophe risk return which assesses an insurer’s reliance on vender models in assessing catastrophe exposure.

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

Endurance Bermuda as a Class 4 insurer must obtain the BMA’s prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more and any application for such approval must include an affidavit stating that it will continue to meet the required margins, including the MSM.

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

If it appears to the BMA that there is a significant risk of Endurance Bermuda becoming insolvent, or that Endurance Bermuda is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Endurance Bermuda (i) not to effect further contracts of insurance, or any contract of insurance of a specified description; (ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; (ix) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time; (x) to remove a controller or officer; and (xi) to maintain in, or transfer to and keep in the custody of, a specified bank, assets of the insurer of such value and description as the BMA may direct.

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

The definition of “shareholder controller” is set out in the Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.

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

No insurer, or designated insurer, in respect of the group of which it is a member, may effect or allow another member of the group to effect a material change unless notice in writing of the material changes has been served on the BMA and the BMA has not before the end of fourteen days from the date of service of the notice notified it in writing that it has objected to the effecting of the material change. A “material change” includes (i) an acquisition or transfer of insurance business being part of a scheme falling within section 25 of the Insurance Act or section 99 of the Companies Act, (ii) an amalgamation with or acquisition of another firm, engaging in non-insurance business and activities related thereto, where such business or related activity is not ancillary to the insurance business of the insurer and (iv) engaging in unrelated business that is retail business. Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.

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

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, Endurance Holdings and Endurance Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Bermuda Minister of Education and Economic Development, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister of Education and Economic Development, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (3) to acquire any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Government of Bermuda or a public authority or (4) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Endurance Holdings’ business or Endurance Bermuda’s business (as the case may be) carried on outside Bermuda. Endurance Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance and reinsurance business. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Education and Economic Development to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003, and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our ordinary shares, of a Bermuda company are listed on an appointed stock exchange (the New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of the company remain so listed. The ordinary shares of Endurance Holdings are listed on the New York Stock Exchange.

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

The Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, as amended, has given us a written assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations or our shares, debentures or other obligations until March 31, 2035. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.

Bermuda Work Permit Considerations

Generally, under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident’s certificates or working resident’s certificates) may not engage in any gainful occupation in Bermuda without the appropriate governmental standard work permit.

Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Ten year permits are also available but these are generally only applicable where a company meets various criteria, including at least 10 Bermudian staff, development programs for Bermudians, entry level position and equal pay between Bermudans and non-Bermudians. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in a local Bermuda newspaper.

U.K. Regulation

General

On April 1, 2013, under the terms of the Financial Services Act 2012, the United Kingdom Financial Services Authority (“FSA”) was abolished and a new regulatory structure was put in place, with the following three new regulators established in place of the FSA: the Prudential Regulation Authority (“PRA”); the Financial Conduct Authority (“FCA”) and the Financial Policy Committee.

The PRA oversees and is responsible for the micro-prudential regulation of banks, insurers and some investment firms. The FCA, which is a separate entity, is responsible for the conduct of business regulation in relation to all authorized forms and the prudential regulation of firms not regulated by the PRA as well as the majority of the market regulatory functions previously conducted by the FSA. The Financial Policy Committee (which sits within the Bank of England) is responsible for the macro-prudential regulation of the entire financial services sector. Under this new regulatory structure Endurance U.K. is supervised by both the FCA and the PRA and is therefore a dual regulated firm.

Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. These two categories are both further divided into “classes” of business. Under the Financial Services and Markets Act 2000 as amended (“FSMA”), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Endurance U.K. is authorized to effect and carry out in the United Kingdom contracts of insurance in all classes of general business (limited in the case of credit and surety to reinsurance only) except legal expenses and assistance business. On January 14, 2005, as a result of the implementation by the United Kingdom Government of the Insurance Mediation Directive (2002/92/EC) various additional activities, which had previously been unregulated, fell within the scope of United Kingdom regulation.

Accordingly, Endurance U.K. is authorized to conduct the following additional regulated activities: arranging (bringing about) deals in investments and making arrangements with a view to transactions in investments. In both cases, these activities are restricted to non-investment insurance contracts. Endurance U.K. is also authorized to accept deposits (limited to accepting deposits in the course of carrying on insurance business for which it holds permission).

As an authorized insurer in the United Kingdom, Endurance U.K. is able to operate throughout the European Union, subject to certain regulatory requirements of the PRA and in some cases, certain local regulatory requirements. An insurance company with authorization to write insurance business in the United Kingdom can seek consent from the PRA to allow it to provide cross-border services in other member states of the E.U. As an alternative, PRA consent may be obtained to establish a branch office within another member state.

As an authorized insurer, the insurance and reinsurance businesses of Endurance U.K. are subject to close supervision by the PRA and the FCA. There are a number of specific requirements for senior management arrangements, systems and controls of insurance and reinsurance companies, which place a strong emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom.

Supervision

The PRA’s approach to supervision of insurance companies is forward looking and judgment based. In taking a forward looking approach, the PRA looks at the current risks faced by a firm, and also possible future risks that may impact on the safety and soundness of a firm’s business. By using quantitative and qualitative analysis, the PRA will use its risk assessment framework to form a judgment about the level and type of supervision required for a firm based on how great a risk the firm poses to the stability of the United Kingdom financial system.

The FCA’s supervisory focus is on good market conduct and takes a risk-based approach to supervision. The FCA makes judgments and takes action based on the risks posed by firms to the FCA meeting its objectives. There are three elements to the FCA’s supervision framework:

•

The firm systematic framework. This is designed to assess a firm’s conduct risk by reference to the firm’s business model and assessment of how it embeds fair treatment of customers and ensures market integrity in its conduct of business;

•	Event-driven work to enable the FCA to respond quickly to identified risks in the market; and

•	Issues and product focused work to enable the FCA to deal promptly with emerging issues that might put customers at risk.

Solvency Requirements

The PRA’s General Prudential Sourcebook and Prudential Sourcebook for Insurers (together, the “Prudential Sourcebooks”) require that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Prudential Sourcebooks, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Prudential Sourcebooks. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the PRA may be exercised. Endurance U.K. continuously monitors its solvency capital position and maintains capital in excess of the required minimum margin of solvency. Each insurance company writing various classes of business is also required by the Prudential Sourcebooks to maintain equalization provisions calculated in accordance with the provisions of the Prudential Sourcebook for Insurers.

Insurers are required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin and to report it to the PRA (though the Enhanced Capital Requirement is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the PRA gives individual capital guidance regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The PRA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the PRA and has agreed with the PRA the bases and methodology for this calculation. This calculation is used along with other tools by the PRA to help establish Endurance U.K.’s individual capital guidance. Endurance U.K.’s capital exceeded the Enhanced Capital Requirement for December 31, 2013.

In addition, an insurer (other than a pure reinsurer) that is part of a group, is required to perform and submit to the PRA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the PRA’s rules. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the PRA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the PRA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

The European Commission, jointly with Member States, is carrying out a fundamental review of the regulatory capital and supervisory regime of the insurance industry (the Solvency II project). Its objective is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. Endurance U.K. is monitoring the ongoing consultation and legislative steps following adoption of the Solvency II Framework Directive in May 2009 (which will be amended by a further “Omnibus Directive” proposed by the European Commission, which is expected to be adopted during 2014) (together the “Solvency II Directive”). The legislation implementing the final version of the Solvency II Directive will replace the current solvency requirements described above and was due to take effect in the U.K. and the other E.U. member states on January 1, 2014. However, because of delays to the Solvency II implementation timetable, it is expected that implementation in Member States will occur on or about January 1, 2016. The PRA has updated its implementation plans to reflect a new “planning horizon” of December 31, 2015, and is continuing its program of preparatory work in order to identify the actions which it considers that insurers should now undertake in anticipation of the implementation of the Solvency II Directive and to reconcile insurers’ internal models for calculating all or part of the new solvency capital requirements with existing individual capital assessments. Endurance U.K. is fully co-operating with the PRA in this respect.

Restrictions on Dividend Payments

U.K. company law prohibits Endurance U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction. The PRA’s rules require Endurance U.K. to notify the PRA of any proposed or actual payment of a dividend. Any such payment or proposal could result in regulatory intervention. In addition, the PRA requires authorized insurance companies to notify the PRA in advance of any significant dividend payment.

Reporting Requirements

U.K. insurance companies must prepare their financial statements under the Companies Act 2006 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to prepare and submit annual returns to the PRA, together with audited annual financial statements. The PRA uses the annual return to assist it in monitoring the solvency of an insurance company. The directors of an insurance company are required to sign a certificate to be submitted with the annual return, which includes a statement that the directors are satisfied that the company has complied in all material respects with certain parts of the PRA Handbook, in particular, the parts dealing with systems and controls and principles for businesses.

Supervision of Management

The PRA and the FCA closely supervise the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the regulators. Both regulators have responsibility for applications under the approved persons regime and the list of controlled functions has been split between the regulators. Which regulator has responsibility for approving an application will depend on the controlled function position. Following their authorization, there are codes of practice issued by the FCA and PRA with which approved persons are expected to comply.

Change of Control

The FSMA regulates the acquisition of control of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with any person acting in concert with it or him) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired control of Endurance U.K.

Under FSMA, any person proposing to acquire control over a U.K. authorized insurance company must give prior notification to the PRA of their intention to do so together with certain prescribed information and obtain the prior approval of the PRA to the change of control. The PRA is required to consult with the FCA and the FCA may require the PRA to reject the application or impose conditions if the FCA has concerns about money laundering or terrorist financing. The PRA has 60 working days to make a decision following its acknowledgement of the complete application. The duration of this period may be stopped by the PRA once, to request further information, for a maximum of 20 days (30 days for non-EU applicants). Although the PRA may make further information requests, this does not “stop the clock”, meaning that the PRA has a maximum of 82 working days to consider a complete application from an EU applicant (92 for a non-EU applicant). The PRA may only object to a particular acquisition on the basis of certain specified “assessment criteria” relating to the reputation and financial soundness of the acquirer, the reputation and experience of those who will direct the regulated business, compliance with prudential requirements and any suspicion of money laundering or terrorist financing. In addition to these requirements, the U.K. insurer itself is obliged to notify the PRA if it is aware of the proposed acquisition, and may be subject to regulatory enforcement action if it fails to do so.

Intervention and Enforcement

The PRA and the FCA have extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSMA imposes statutory obligations on the PRA and the FCA to monitor compliance with the requirements imposed by the FSMA, and to enforce the provisions of the FSMA related rules made by the PRA and FCA. The PRA and the FCA have the power, among other things, to enforce and take disciplinary measures in respect of breaches of the PRA and FCA Handbooks respectively. The FCA also has the power to prosecute criminal offences arising under the FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FCA’s stated policy is to pursue criminal prosecution in all appropriate cases.

Passporting

European Union directives allow Endurance U.K. to conduct business in European Union states other than the United Kingdom in compliance with the scope of its U.K. permissions without the necessity of additional licensing or authorization in other European Union jurisdictions. This ability to operate in other jurisdictions of the European Union on the basis of home state authorization and supervision is sometimes referred to as passporting. Insurers may operate outside their home member state either on a services basis or on an establishment basis. Operating on a services basis means that a company can conduct permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means that the company has a branch or physical presence in the host state.

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

U.S. Regulation

The Company’s U.S. operating subsidiaries are domiciled in the State of Delaware, with the exception of American Agri-Business, which is domiciled in the State of Texas. In addition, one of the Company’s U.S. operating subsidiaries, Endurance Risk Solutions, is commercially domiciled in the State of California.

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

NAIC model laws and regulations are merely recommended laws and regulations relating to the regulation of insurance in the U.S. that become effective only when enacted into law or promulgated as a regulation in a state. Some model laws and regulations have been enacted in very few states and some model laws and regulations have been enacted in all states in some form or another.

Insurance Holding Company Regulation of Endurance Holdings

Endurance Holdings, Endurance U.S. Holdings Corp., and the Company’s U.S. operating subsidiaries are subject to the insurance holding company laws of the States of Delaware, Texas and California, the states in which the Company’s U.S. operating subsidiaries are organized and domiciled or commercially domiciled. These laws generally require, among other things, each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and state, of any, in which it is commercially domiciled and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system involving the Company’s U.S. operating subsidiaries, including sales, loans, reinsurance agreements, service agreements, dividend payments and certain transactions within the insurance holding company system must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance regulator of the state in which the involved U.S. operating subsidiary is domiciled and commercially domiciled.

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

In January 2013, California adopted the principal components of the amended Model Act. Under the California amendments, the enterprise risk report is to be filed with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC, and if the California Commissioner of Insurance is not the lead state commissioner of the insurance holding company system, a copy is required to be provided to the California Commissioner of Insurance if the insurance holding company system has an insurer domiciled in the State of California. The first annual enterprise risk report is required to be filed with the insurer’s registration statement after July 1, 2013.

If the insurance regulator in Delaware adopts the revised Model Act and Model Regulation, the scope of insurance holding company regulation that the Company’s holding company system is currently subject to will be further expanded.

Changes of Control

Before a person can acquire control of a U.S. domestic insurer (or reinsurer), prior written approval must be obtained from the insurance commissioner of the state where the insurer (or reinsurer) is domiciled and, when applicable, commercially domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state(s) and obtain approval thereon. Prior to granting approval of an application to acquire control of a domestic insurer (or reinsurer), the domiciliary (or commercial domiciliary) state insurance commissioner will consider such factors as the financial strength of the proposed acquiror, the integrity and management of the acquiror’s Board of Directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than ten percent of voting securities. Because a person acquiring ten percent or more of Endurance Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of Endurance Holdings’ U.S. operating subsidiaries, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable.

In addition, many state insurance laws require prior notification of state insurance regulators of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of our insurance subsidiaries may require prior notification in those states that have adopted pre-acquisition notification laws.

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

Under the 2011 amendments to the Texas insurance holding company act, a “divesting person” must have the “divestiture” approved by the Texas Commissioner. Unlike the NAIC Model Act amendments, which require the confidential notice of proposed divestiture at least 30 days prior to the cessation of control, the Texas amendments require a divesting person to file a notice of its proposed divestiture with the Texas Commissioner at least 60 days before the cessation of control. In considering whether to approve or deny the divestiture, the Texas Commissioner will consider whether it may jeopardize financial stability of the insurer or prejudice the interest of the insurer’s policyholders or other claimants.

Similar to the NAIC Model Act amendments, under the amendments adopted in California, any controlling person of a domestic (or commercially domiciled) insurer must file a confidential notice of proposed divestiture at least 30 days prior to the cessation of control. The California amendments provide that the California Commissioner of Insurance will determine those instances in which the party or parties seeking to divest a controlling interest in an insurer will be required to file for and obtain approval of the transaction.

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

In general, such state regulation is for the protection of policyholders rather than shareholders. Under Delaware, Texas and California insurance laws, the Company’s U.S. operating subsidiaries may only pay dividends to their respective parent companies out of earned surplus. In Delaware, Texas and California, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the applicable state insurance regulator, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.

In addition, the Company’s U.S. operating subsidiaries may not declare or pay any dividend, together with all dividends declared or distributed by it within the preceding twelve months, if the dividend exceeds the greater of:

1.	ten percent of its policyholders surplus as of the 31st day of December of the preceding year; or

2.	the statutory net income (under Texas and California insurance laws), not including realized capital gains (under Delaware insurance laws) for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding).

In addition, the declaration or payment of any dividend may be subject to the prior approval of the applicable domestic (or commercially domestic) state insurance regulator. Any dividend paid by any one of the Company’s U.S. operating subsidiaries must first be paid to its parent company. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies.

The dividend limitations imposed by Delaware, Texas and California insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2013, of the Company’s U.S. operating subsidiaries, only ARMtech had earned surplus, and therefore, only ARMtech could declare or distribute dividends in 2013 without prior regulatory approval.

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

The Dodd-Frank Act also established the Federal Insurance Office (the “FIO”) in the U.S. Department of the Treasury and vested the FIO with have the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors. In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the Secretary of the U.S. Department of Treasury with administration of the Terrorism Risk Insurance Program, and advises the Secretary of the U. S. Department of Treasury on important national and international insurance matters. In addition, the FIO has the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as “systemically significant” and therefore subject to regulation by the Federal Reserve as a bank holding company.

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

Operations of Endurance U.K. and Endurance Bermuda

Endurance U.K. and Endurance Bermuda are not admitted to do business in any state in the United States. Insurance laws of each state of the United States and of many other countries generally restrict or prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted alien insurers and reinsurers such as Endurance U.K. and Endurance Bermuda.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on ceding companies in these states. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the state of domicile of the ceding company is permitted to reflect in the ceding company’s statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of written premiums which applies to the remaining portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. As a result of the Dodd-Frank Act, only a ceding company’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding company is licensed will no longer be able to impose their own credit for reinsurance laws on ceding companies domiciled in other states.

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

In December 2013, the NAIC placed, on a conditional basis, Bermuda, the United Kingdom, Germany and Switzerland on the NAIC List of Qualified Jurisdictions effective January 1, 2014. The conditional approvals are part of continuing efforts to implement a “certified reinsurer” concept that allows highly rated reinsurers, domiciled in qualified jurisdictions, to take advantage of reduced reinsurance collateral requirements under the NAIC’s revised Credit for Reinsurance Model Law and Regulations. Reinsurers, including Endurance U.K. and Endurance Bermuda, domiciled in any of the four jurisdictions are eligible to apply to be certified for reduced reinsurance collateral requirements in those U.S. states that have adopted the revised Credit for Reinsurance Model Law and Regulations. Eighteen U.S. states have adopted the revised Credit for Reinsurance Model Law and Regulations or some variation thereof. Several additional U.S. states are expected to adopt the revised Credit for Reinsurance Model Law and Regulations or some variation thereof in 2014.

In 2008, prior to the NAIC and state actions described in the above paragraph, the Florida insurance regulator adopted similar type regulations allowing it to establish lower collateral requirements for “eligible” non-U.S.-based reinsurers engaged in the property and casualty insurance business and meeting certain specified standards. Endurance Bermuda was granted eligible reinsurer status in 2012 by the Florida ceding company to take 100% credit in its financial statements for such reinsurance provided by Endurance Bermuda.

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

MATERIAL TAX CONSIDERATIONS

Certain Bermuda Tax Considerations

Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by our shareholders in respect of our ordinary or Preferred Shares.

Endurance Bermuda has received written assurance dated May 16, 2011 and Endurance Holdings has received written assurance dated May 17, 2011 from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Endurance Bermuda or Endurance Holdings or to any of their respective operations, shares, debentures or obligations until March 31, 2035; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda. It is possible that after March 31, 2035 we may be subject to Bermuda taxes.

Certain United Kingdom Tax Considerations

Endurance U.K. is a company incorporated under the laws of England and is resident in the United Kingdom for United Kingdom corporation tax purposes. Endurance U.K. is subject to United Kingdom corporation tax on its worldwide profits, subject to the availability of applicable exemptions. The current rate of United Kingdom corporation tax on profits of whatever description is 23%, reducing to a rate of 21% as of April 1, 2014 and a rate of 20% as of April 1, 2015. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K. United Kingdom withholding tax may apply to certain payments of interest by Endurance U.K. up to a rate of 20%.

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

UNDERWRITING RISKS

As a property, agriculture, catastrophe and weather insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.

Our property, agriculture, catastrophe and other specialty insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth’s atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.

The global geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas throughout the world, including, but not limited to, windstorms in the United Kingdom and continental Europe, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, typhoons and earthquakes in Japan, New Zealand, Australia and other parts of Southeast Asia, earthquakes in California and the Pacific Northwest and New Madrid region of the United States and drought, hail, tornado and flooding in the Midwestern United States. From time to time, we may have greater exposures in one or more of these geographic areas than our overall share of the worldwide market might suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe negative results from such events than our competitors. In particular, the Company has historically had a relatively large percentage of its coverage exposures concentrated in the Northeast and mid-Atlantic states and the states of Texas, California and Florida, continental Europe, and Japan.

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

ARMtech currently participates in the U.S. Federal Multi-Peril Crop Insurance Program (“MPCI”) sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”). The U.S. Farm Bill was signed into law February 2014 and fixes the terms of the MPCI program for the next five years. ARMtech’s agriculture insurance premiums, which are primarily driven by MPCI, have become an increasingly larger portion of our business, totaling $954.4 million of gross premiums written in 2013, and representing 64.7% of the total gross premiums written in our Insurance segment in 2013.

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

Excess and surplus lines insurance is a substantial portion of the business written by our U.S.- and U.K.-based insurance operations. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

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

The failure of any of the loss limitation methods we employ, as well as an unexpected accumulation of attritional losses, could have a material adverse effect on our financial condition or on our results of operations.

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

Our operating results may also be adversely affected by unexpectedly large accumulations of smaller losses. We seek to manage this risk by using appropriate loss limitation methods as noted above. These processes are intended to ensure that premiums received are sufficient to cover the expected levels of attritional loss as well as a contribution to the cost of natural catastrophes and large losses where necessary. It is posssible, however, that our loss limitation methods may not work as intended in this respect and that actual losses, including attritional losses, from a class of risks may be greater than expected, which may have a material adverse effect on our financial condition and our results of operations.

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

Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. We currently maintain an A.M. Best financial strength rating of “A” (Excellent) with a stable outlook and an S&P financial strength rating of “A” (Strong) with a stable outlook and a Moody’s rating of “A3” with a stable outlook. Because all of our ratings are subject to continual review, the retention of these ratings cannot be assured. If our ratings are reduced from their current level by A.M. Best, S&P or Moody’s, our competitive position in the insurance and reinsurance industry would suffer. Such a downgrade may have a material negative impact on our ability to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements, require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their reinsurance contracts with us on terms disadvantageous to us. In addition, a downgrade of our A.M. Best rating below “B++” (two levels below our current rating) would constitute an event of default under our bank credit facility. Each of the effects of a downgrade of our financial strength rating described above could make it more expensive or otherwise difficult for us to compete in certain business segments in which we would otherwise desire to operate. If this were to occur, we could suffer a material and adverse effect on our financial position and results of operations, and the market price for our securities, including any ordinary shares, could be materially and adversely affected.

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

We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2013, our top three brokers represented approximately 49.1% of our net premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We may also be deemed liable for losses arising out of a matter that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our financial condition or results of operations.

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

A portion of our investment portfolio is allocated to alternative funds and specialty funds, which we expect to have different risk characteristics than our investments in traditional fixed maturity securities, equity securities and short-term investments. Our alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives, and equity long/short strategies. Our specialty funds currently include investments in high yield loan and convertible debt funds. The amount and timing of net investment income from such alternative and specialty investment funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from these investments, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. The amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner as we have for our fixed maturity portfolio. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or high yield bonds), and reinsurance counterparties could adversely affect the value of our investments, results of operations, financial condition or cash flows.

Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on the principal and interest they owe to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed and asset-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to us. At December 31, 2013, the fixed maturity securities of $4.8 billion represented 74.2% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely impact the issuers, guarantors or underlying collateral of these securities could cause the value of our investment portfolio and our net income to decline and the default rate of our fixed maturity investments to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value and whether such declines in the Company’s value below amortized cost are due to credit related factors.

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

Solvency II, a European Union directive concerning capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, may adversely affect our (re)insurance businesses. Implementation of Solvency II by the European Commission will replace the current solvency requirements and was expected to take effect January 1, 2014 in the European Union Member States. The European Insurance and Occupations Pensions Authority published its final guidelines for the preparation of Solvency II on September 27, 2013. The scheduled effective date for Solvency II is now January 1, 2016 for all European Economic Area member state (re)insurers. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. In addition, the implementing measures that will establish the technical requirements governing the practical application of Solvency II remain subject to a consultation process; consequently, our implementation plans are based on our current understanding of the Solvency II requirements, which may change. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on our reinsurance operations in the European Union and on our group solvency calculations. Such a finding could also have adverse indirect commercial impacts on our operations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the United States and other foreign jurisdictions where we operate, including the United Kingdom and the European Community. United States laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign government officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary acting on our behalf could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and operating results.

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

We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2013, approximately 15% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on our results of operations.

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

Our efforts to develop products, expand in targeted markets or modify our business and strategic plans may not be successful and may create enhanced risks.

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

As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in changes to our business plans and initiatives, some of which may be material. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core operations and competencies. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation. The risk that we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.

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

We will need to continue to hire employees to work in Bermuda. Generally, under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident certificates and holders of working resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit is normally granted or renewed by the Bermuda government upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holders of working resident certificates) is available who meets the minimum standards reasonably required by the employer. In the cases of senior executives, the requirement for advertising for the role can normally be waived on application to immigration, and in some cases, an application can be made for senior executives to be exempted from needing a permit altogether. A work permit is issued with an expiry date (generally up to five years, although in some cases a 10 year permit can be obtained), and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. All of our 29 Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.

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

We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2013. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2013 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See “Material Tax Considerations – Certain United States Federal Income Tax Considerations – United States Taxation of Holders of Ordinary Shares and Preferred Shares – Shareholders Who Are U.S. Persons – Passive Foreign Investment Companies.”

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

Item 2. Properties

The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2013, please see Note 11 – “Commitments and Contingencies” to our Audited Consolidated Financial Statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “ENH.” The following table sets forth, for the fiscal quarters and periods indicated, the high and low closing sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2013
First quarter	$47.81	$40.30
Second quarter	$51.45	$47.22
Third quarter	$53.75	$49.96
Fourth quarter	$58.67	$51.81
2012
First quarter	$40.77	$36.69
Second quarter	$41.89	$37.83
Third quarter	$40.54	$34.09
Fourth quarter	$42.36	$38.31

Number of Holders of Ordinary Shares

The approximate number of record holders of our ordinary shares as of February 19, 2014 was 136, not including beneficial owners of shares registered in nominee or street name.

Dividends

We paid a quarterly dividend of $0.32 per ordinary share in each of the four quarters of 2013 (2012 - $0.31). Our Board of Directors reviews our ordinary share dividend each quarter and determines the amount, if any, of each dividend at that time. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.

Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2013, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $654.5 million. As of December 31, 2013, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends in 2014. As of December 31, 2013, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2014 without prior regulatory approval. As of December 31, 2013, ARMtech (with notice to the Texas Department of Insurance) could pay $3.9 million of dividends without prior regulatory approval.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
October 1 - 31, 2013	—	$—	—	6,430,439
November 1 - 30, 2013	—	$—	—	6,430,439
December 1 - 31, 2013	—	$—	—	—

Total	—	$—	—	—

(1)	Ordinary shares or share equivalents.
(2)

At its meeting on November 9, 2011, the Board of Directors of the Company authorized the repurchase of up to a total of 7,000,000 ordinary shares and share equivalents through November 30, 2013, superseding all previous authorizations. The repurchase program was not extended in 2013.

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

The graph below illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of the Company’s ordinary shares, compared with such return for the (i) Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2008 to December 31, 2013. During this period, the cumulative total return on the Company’s ordinary shares was 122.49%, the cumulative total return for the S&P 500 Composite Stock Price Index was 128.19% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was 102.78%.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Endurance Specialty Holdings, Ltd., the S&P 500 Index,
and the S&P Property & Casualty Insurance Index

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Endurance Specialty Holdings, Ltd.
S&P 500
S&P Property & Casualty Insurance

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
Endurance Specialty Holdings, Ltd.	100.00	126.14	160.04	136.98	146.73	222.49
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Property & Casualty Insurance	100.00	112.35	122.39	122.08	146.63	202.78

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

We derived the following selected consolidated financial information for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.

You should read the following selected consolidated financial information along with the information contained in this Annual Report on Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

For the years ended December 31,	2013	2012	2011	2010	2009
Selected Income Statement Data:
Gross premiums written	$2,665,244	$2,549,026	$2,467,114	$2,053,236	$2,021,450
Net premiums written	2,048,933	2,029,495	1,979,821	1,763,744	1,606,050
Net premiums earned	2,016,484	2,013,900	1,931,393	1,741,113	1,633,192
Net investment income	166,216	173,326	147,037	200,358	284,200
Net realized and unrealized gains	15,164	72,139	31,671	22,488	6,303
Net impairment losses recognized in earnings (losses)	(1,616)	(847)	(3,520)	(3,944)	(20,251)
Net losses and loss expenses	1,219,684	1,520,995	1,632,666	1,038,100	866,640
Acquisition expenses	304,430	303,179	282,911	264,228	267,971
General and administrative expenses	294,906	235,689	264,152	241,920	237,154
Net income (loss)	311,915	162,516	(93,734)	364,738	554,871
Preferred dividends	32,750	32,750	24,125	15,500	15,500
Net income (loss) available (attributable) to common and participating shareholders	279,165	129,766	(117,859)	349,238	539,371
Per Share Data:
Dividends declared and paid per common share	$1.28	$1.24	$1.20	$1.00	$1.00
Basic earnings (losses) per common share	$6.37	$3.00	$(2.95)	$6.73	$9.47
Diluted earnings (losses) per common share	$6.37	$3.00	$(2.95)	$6.38	$9.00
Weighted average number of common shares outstanding:
Basic	42,818	42,568	40,215	50,882	55,929
Diluted	42,818	42,602	40,215	53,728	58,874

As of December 31,	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Cash and investments	$6,574,787	$6,638,942	$6,283,107	$6,187,215	$5,974,615
Total assets	8,978,122	8,794,972	8,292,615	7,979,405	7,666,694
Reserve for losses and loss expenses	4,002,259	4,240,876	3,824,224	3,319,927	3,157,026
Reserve for unearned premiums	1,018,851	965,244	932,108	842,154	832,561
Debt	527,478	527,339	528,118	528,411	447,664
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	8,000	8,000
Preferred stock, Series B non-cumulative	9,200	9,200	9,200	—	—
Total shareholders’ equity	2,886,549	2,710,597	2,611,165	2,848,153	2,787,283
Per Share Data:
Book value per common share (a)	$56.99	$53.75	$51.48	$57.25	$47.74
Diluted book value per common share (b)	$55.18	$52.88	$50.56	$52.74	$44.61

Selected Ratios (based on U.S. GAAP income statement data):

For the years ended December 31,	2013	2012	2011	2010	2009
Net loss ratio(c)	60.5%	75.5%	84.6%	59.6%	53.1%
Acquisition expense ratio(d)	15.1%	15.1%	14.6%	15.2%	16.4%
General and administrative expense ratio(e)	14.6%	11.7%	13.7%	13.9%	14.5%

Combined ratio(f)	90.2%	102.3%	112.9%	88.7%	84.0%

(a)

Book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430.0 million (2009 - 2010: $200.0 million) redemption value of the preferred stock, divided by basic common shares outstanding of 43,107,897 at December 31, 2013, 42,431,589 at December 31, 2012, 42,366,873 at December 31, 2011, 46,258,846 at December 31, 2010 and 54,194,822 at December 31, 2009. Common shares outstanding include 0 vested restricted share units for purposes of the December 31, 2013, 2012, 2011 and 2010, and 12,104 at December 31, 2009 book value per share calculation.

(b)

Diluted book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430.0 million (2009 - 2010: $200.0 million) redemption value of the preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 44,518,210 at December 31, 2013, 43,130,075 at December 31, 2012, 43,142,277 at December 31, 2011, 50,210,614 at December 31, 2010 and 57,996,331 at December 31, 2009. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

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

In the Insurance segment, the Company writes agriculture, casualty and other specialty, professional lines, and property insurance. In the Reinsurance segment, the Company writes catastrophe, property, casualty, professional lines, and other specialty reinsurance.

The Company’s Insurance and Reinsurance segments both include property related coverages, which provide insurance or reinsurance of an insurable interest in tangible property for property loss, damage, or loss of use. In addition, the Company’s Insurance and Reinsurance segments include various casualty insurance and reinsurance coverages, which are primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting from such injuries.

Business and Accounting Factors

The Company’s results of operations are affected by the following business and accounting factors:

Revenues. The Company derives its revenues primarily from premiums from its insurance policies and reinsurance contracts. The premiums the Company charges for the risks assumed are priced based on many assumptions and are a function of the amount and type of policies and contracts the Company writes as well as prevailing market prices, and, in the case of agricultural insurance contracts, federally mandated pricing and commodity price levels. The Company prices these risks before its ultimate costs are known, which may extend many years into the future.

The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short-term investments and equity securities that are held as available for sale and other investments, comprised of alternative and specialty funds that are accounted for under the equity method of accounting. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the available for sale investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporary due to the Company’s intent to sell, requirement to sell such securities, or credit related factors, such losses are included in earnings as net impairment losses recognized in earnings (losses). For other investments, the Company increases or decreases the value of these investments for the Company’s share of income or loss, less dividends, which is included in net investment income.

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

Marketplace Conditions and Trends. In general, at the end of 2013, we believe operating conditions continued to be competitive. In most classes of property and casualty business, we experienced mixed pricing, with increases in some casualty classes of business due to the continued low interest rate environment and industry loss development. These positive rate trends have been tempered by relatively high levels of underwriting capacity and competition, particularly in catastrophe exposed property insurance and reinsurance. In our agriculture business, pricing was relatively stable across our portfolio, although the underlying exposure base has varied with commodity price movements. We continued to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions did not meet our underwriting criteria.

In 2014, we believe the following four primary influences may affect the market for our insurance and reinsurance products – the continuation of the challenging global economy, continued pricing competition in many of our markets, increased volatility in agriculture commodity prices, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including high levels of unemployment, significant governmental regulation initiatives and continued uncertainty in the financial markets. Although economies are slowly recovering, the lower levels of economic activity are likely to continue to suppress growth in demand for insurance and reinsurance. In addition, increased capital investment and new forms of reinsurance in the industry are likely to have a continuing negative impact on pricing, particularly in catastrophe exposed property insurance and reinsurance. This is likely to result in a continued competitive global insurance and reinsurance market in 2014. Our agriculture insurance business will be influenced by the volatility of agriculture commodity prices, which could lead to decreased premium and risk exposure levels which may be partially offset by higher demand for agriculture insurance due to recent yield and price volatility. Lastly, the current low interest rate environment may result in a lower appetite for longer duration risks that are not adequately priced as there will be reduced investment earnings from underwriting cash flows.

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

Premiums and Related Expenses. The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will generally only adjust if the underlying insured values adjust. Accordingly, we monitor the underlying insured values and record additional or return premiums in the period in which amounts are reasonably determinable. For our agriculture line, premiums are determined based on estimated acreage planted combined with the base commodity price for the insured crops. Adjustments are made to the agriculture premium estimates as acreage reporting and claims adjusting occurs. Insurance premiums written accounted for 55%, 56%, and 60% of the Company’s gross premiums written during the years ended December 31, 2013, 2012, and 2011, respectively.

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 21%, 22%, and 21% of the Company’s gross premiums written during the years ended December 31, 2013, 2012, and 2011, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 24%, 22%, and 19% of the Company’s gross premiums written during the years ended December 31, 2013, 2012, and 2011, respectively.

In addition to the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 22%, 24%, and 21% of the Company’s gross premiums written during the years ended December 31, 2013, 2012, and 2011, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to broker and ceding company estimates, the Company also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:

•	the ceding company’s historical premium versus projected premium;

•	the ceding company’s history of providing accurate estimates;

•	anticipated changes in the marketplace and the ceding company’s competitive position therein;

•	reported premiums to date; and

•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.

Proportional reinsurance contracts accounted for approximately 23%, 20%, and 19% of the Company’s gross premiums written during the years ended December 31, 2013, 2012, and 2011, respectively.

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

The Company’s historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 7%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 7% variation in the Company’s proportional premiums receivable, net as of December 31, 2013, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $1.2 million on the Company’s net income.

The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheets as of December 31, 2013 and 2012:

Classes of Coverage	Casualty	Professional lines	Property	Other specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2013
Proportional premiums receivable, net	$54,557	$76,562	$62,623	$48,579	$242,321

As of December 31, 2012
Proportional premiums receivable, net	$56,620	$23,072	$103,191	$41,288	$224,171

As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premiums receivable asset on our balance sheet. We actively monitor our premiums receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. At December 31, 2013, the Company has an allowance for estimated uncollectible premiums receivable of $2.3 million (2012 — $3.4 million).

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

Reserve for Losses and Loss Expenses. The Company’s reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as “IBNR reserves”). Case reserves are established for losses that have been reported to us, but not yet paid. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds and consultations with independent legal counsel. In addition, IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate losses and loss expenses.

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

Information Used in Determining the Reserve for Losses and Loss Expenses. In order to estimate the Company’s reserve for losses and loss expenses, management uses information either developed from internal or independent external sources, or pricing information created by the Company or provided to the Company by insureds and brokers at the time individual contracts and policies are bound. In addition, we use commercially available risk analysis models, contract by contract review by our underwriting teams, other data and estimates provided by our clients, and, to a limited extent, overall market share assumptions to estimate our loss and loss expense reserves related to specific loss events.

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

Since inception, the Company has used reserving methods that are commonly applied when limited loss development experience exists. As the Company has accumulated its own loss reserve history, it has determined it is more appropriate to incorporate the Company’s actual loss experience. As of 2006, the Company determined that its own loss development history in relation to its agriculture, property, catastrophe, and other specialty lines of business had reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of business. As such, the Company’s actual reporting patterns were considered when determining the reserve for losses and loss expenses in the agriculture and property lines of business in its Insurance segment and the catastrophe, property and other specialty lines of business in its Reinsurance segment for the year ended December 31, 2013. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves where appropriate.

Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2013 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:

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

The above five assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that these assumptions represent a realistic and appropriate basis for estimating the reserve for losses and loss expenses.

Factors Creating Uncertainty in the Estimation of the Reserve for Losses and Loss Expenses. While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for losses and loss expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, including the Company’s casualty, property, professional lines, catastrophe, and other specialty lines in the Reinsurance segment and the Company’s casualty and professional lines in the Insurance segment, which are discussed in detail below. In addition, the Company’s Reinsurance segment is subject to additional factors which add to the uncertainty of estimating loss and loss expense reserves. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating loss and loss expense reserves.

The aspects of the Company’s casualty and professional lines in the Reinsurance and Insurance segments that complicate the process of estimating loss reseves include the lack of long-term historical data for losses of the same type intended to be covered by the policies and contracts written by the Company and the expectation that a portion of losses in excess of the Company’s attachment levels in many of its contracts will be low in frequency and high in severity, limiting the usefulness of claims experience of other insurers and reinsurers for similar claims. In addition, the portion of the Company’s casualty line in its Insurance segment that is underwritten in Bermuda includes policy forms that vary from more traditional policy forms. The primary difference in the casualty policy form used by Endurance Bermuda from more traditional policy forms relates to the coverage being provided on an occurrence reported basis instead of the typical occurrence or claims-made basis used in traditional policy forms. The occurrence reported policy forms typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period.

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

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Findings are communicated as appropriate to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserves. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2013, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2013, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.

The Company assumes in its loss and loss expense reserving process that, on average, the time periods between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as agriculture, to many years for some casualty lines of business. For the Company’s Reinsurance business segment, due to ceding company and reinsurance intermediary reporting frequency, the time period is generally longer than for its Insurance segment, resulting in a reliance by the Company for a longer period of time on its actuarial estimates of loss and loss expense reserves. To the extent that actual reported losses are reported more quickly than expected, the Company may adjust upward its estimate of ultimate loss and to the extent that actual reported losses are reported more slowly than expected, the Company may reduce its estimate of ultimate loss.

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

The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity, short-term and equity portfolios. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed maturity, short-term and equity portfolios at December 31, 2013 were as follows:

Pricing services	14.8%
Index providers	71.2%
Broker/dealers	14.0%

Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2013, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.

Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2013, the Company has not adjusted any pricing provided by broker/dealers and has classified the majority of such securities as Level 2.

As described above, independent pricing services, index providers and broker/dealers have their own method for determining the fair value of securities. As such, prices provided by independent pricing services, index providers and independent broker quotes can vary widely, even for the same security, and may have a material effect on the estimated fair values of the Company’s securities. If the Company determines that there has been a significant decrease in the volume and level of trading activity for the securities in relation to the normal market activity for such security (or similar securities), then transactions or quoted prices may not accurately reflect fair value and, if there is evidence that the transaction for the security is not orderly, the Company may place less weight on the transaction price as an indicator of fair value. To validate the techniques or models used by pricing sources, the Company’s review process includes, but is not limited to:

•	quantitative analysis (consisting of comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	corroborating prices;

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

•	comparing the fair value estimates to its knowledge of the current market.

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

Goodwill. The Company is required to make an annual assessment as to whether the value of the Company’s goodwill asset is impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $91.3 million as of December 31, 2013.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company’s stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2013.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in our assumptions and resulting estimates could be material and have an adverse impact on our financial results of operations and liquidity. Any such differences are recorded in the period in which they become known. As of December 31, 2013, the Company had a net deferred income tax asset of $51.7 million (2012 - $43.5 million), which includes a valuation allowance of $122.7 million (2012 - $85.8 million).

Reclassifications. Certain comparative information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-11 “Disclosures About Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires additional disclosures about financial instruments and derivative instruments relating to netting arrangements. ASU 2011-11 was effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation required. The Company adopted this standard effective January 1, 2013. This standard did not have a material impact on the Company’s Audited Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to report, in one location, information about reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI into net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes to the financial statements) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified into net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note to the financial statements). ASU 2013-02 was effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this standard prospectively on January 1, 2013. This standard resulted in an additional note to the Company’s Audited Consolidated Financial Statements (see Note 6).

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 will be effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company does not expect this standard to have a material impact on the Company’s Audited Consolidated Financial Statements.

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,665,244	$2,549,026	$2,467,114
Ceded premiums written	(616,311)	(519,531)	(487,293)

Net premiums written	2,048,933	2,029,495	1,979,821

Net premiums earned	2,016,484	2,013,900	1,931,393
Net investment income	166,216	173,326	147,037
Net realized and unrealized gains	15,164	72,139	31,671
Net impairment losses recognized in earnings (losses)	(1,616)	(847)	(3,520)
Other underwriting loss	(2,046)	(2,183)	(3,547)

Total revenues	2,194,202	2,256,335	2,103,034

Expenses
Net losses and loss expenses	1,219,684	1,520,995	1,632,666
Acquisition expenses	304,430	303,179	282,911
General and administrative expenses	294,906	235,689	264,152
Amortization of intangibles	7,012	10,347	11,213
Net foreign exchange losses (gains)	14,214	(15,911)	(7,422)
Interest expense	36,188	36,174	36,254
Income tax expense (benefit)	5,853	3,346	(23,006)

Total expenses	1,882,287	2,093,819	2,196,768

Net income (loss)	$311,915	$162,516	$(93,734)

Ratios
Net loss ratio	60.5%	75.5%	84.6%
Acquisition expense ratio	15.1%	15.1%	14.6%
General and administrative expense ratio	14.6%	11.7%	13.7%

Combined ratio	90.2%	102.3%	112.9%

Premiums

Gross premiums written in 2013 increased $116.2 million, or 4.6%, compared to 2012 and increased $198.1 million, or 8.0% compared to 2011. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(U.S. dollars in thousands)
United States	$2,097,272	$2,023,082	$2,001,117
Worldwide	299,076	291,545	259,707
Europe	153,516	121,363	106,070
Japan	33,879	36,392	37,610
Canada	15,403	17,248	17,103
Australasia	25,191	22,497	15,364
Other	40,907	36,899	30,143

Total gross premiums written	$2,665,244	$2,549,026	$2,467,114

Net premiums written in 2013 increased $19.4 million, or 1.0%, compared to 2012 and increased $69.1 million, or 3.5% compared to 2011. The change in net premiums written for 2013 compared to 2012 and 2011 was driven primarily by the following factors:

•

An increase in the Reinsurance segment professional line of business resulting from an underwriting team that joined the Company in late 2013 which enabled the Company to participate in several new large quota share contracts;

•

An increase in the Reinsurance segment casualty line of business as a result of new international motor and U.S. casualty treaties and improved pricing on renewals partially offset by the non-renewal of business that no longer met profitability targets and a number of negative premium adjustments;

•

A decline in the property line of business in the Reinsurance segment compared to 2012 as the Company reduced participation on a few large contracts where pricing was inadequate. Compared to 2011 net premiums written in 2013 were higher as a result of the renewal of new business generated by the Company’s U.S., Zurich and Singapore offices in 2012 partially offset by the reductions noted above;

•

A decline in the catastrophe line of business in the Reinsurance segment reflecting the Company’s selective reduction of its limits on some U.S. business, particularly in Florida, increased retrocessional coverage on business in the current year and pricing declines within a competitive environment. In addition, the level of reinstatement premiums recorded in 2013 was lower than in 2012 and 2011 as a result of a lower incidence of major loss events;

•

A decrease in the Insurance segment, primarily in the professional line of business driven by the non-renewal of a large program relationship in late 2012, partially offset by new premiums generated by professional liability and financial institutions underwriting teams that joined the Company in 2013; and

•

A decline in the property line of business in the Insurance segment compared to 2011 as the Company curtailed the underwriting of several property insurance products in order to reallocate capital to more profitable lines of business.

Ceded premiums written by the Company increased in 2013 as compared to 2012 and 2011 across both business segments. Ceded premiums increased in the Insurance segment principally in the agriculture line as the Company increased the amount of reinsurance placed with the Federal Crop Insurance Corporation and purchased third party reinsurance. In addition, growth in Insurance segment cessions occurred in tandem with new professional liability and financial institution gross premiums written in the year by underwriting teams that joined the Company in 2013. In the Reinsurance segment, ceded premiums increased as the Company chose to purchase increased levels of protection within the catastrophe and property lines of business.

Net premiums earned in 2013 were comparable to 2012 as a result of offsetting trends and timing of net premiums written over the last twelve months. Net premiums earned increased in 2013 compared to 2011 principally due to growth in net premiums written over the last two years in the property and casualty lines of the Reinsurance segment, partially offset by a decline in Insurance segment professional lines net premiums written.

Net Investment Income

The components of net investment income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(U.S. dollars in thousands)
Available for sale investments	$113,074	$135,841	$160,580
Other investments	64,321	49,059	(694)
Cash and cash equivalents	2,752	1,616	924

	$180,147	$186,516	$160,810
Investment expenses	(13,931)	(13,190)	(13,773)

Net investment income	$166,216	$173,326	$147,037

The Company’s 2013 net investment income decreased 4.1% or $7.1 million as compared to 2012 and increased 13.0% or $19.2 million as compared to 2011. Net investment income during 2013 included net mark to market gains of $64.3 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $49.1 million in 2012 and mark to market losses of $0.7 million in 2011. Investment income generated by the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, decreased by $22.8 million in 2013 compared to 2012 and by $47.5 million compared to 2011, primarily from lower reinvestment rates. The value of the investment portfolio (including cash and cash equivalents and pending investment purchases and sales) as of December 31, 2013 decreased 1.0% from 2012 and increased 3.1% from 2011. The decrease in the investment portfolio during 2013 resulted primarily from a decrease in the unrealized gains of the Company’s available for sale securities of $95.8 million and $76.9 million from 2012 and 2011, respectively, due to the impact of the rise in interest rates during 2013. Investment expenses in 2013 were comparable to those of 2012 and 2011.

The annualized net earned yield and total return of the investment portfolio for the years ended December 31, 2013, 2012 and 2011 and market yield and portfolio duration as of December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Annualized net earned yield(1)	2.59%	2.75%	2.41%
Total return on investment portfolio(2)	1.43%	4.70%	3.50%
Market yield(3)	1.92%	1.37%	1.93%
Portfolio duration(4)	3.11 years	2.49 years	2.39 years

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

During 2013, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 67 basis point range, with a high of 0.96% and a low of 0.29%. Trading activity in the Company’s portfolio in 2013 included reductions in corporate securities, government and agency guaranteed corporate securities, residential mortgage-backed securities, municipal securities, asset-backed securities, and short-term investments, and increased allocations to equity securities, U.S. government and government agencies securities, foreign government bonds, commercial mortgage-backed securities, and other investments. The duration of the fixed maturity portfolio held at December 31, 2013 increased to 3.11 years at December 31, 2013 from 2.49 years at December 31, 2012 and 2.39 years at December 31, 2011 due to the increase in interest rates which reduced the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing the extension of the average expected maturity of these securities.

Net Realized and Unrealized Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for the year ended December 31, 2013 were $3,374.0 million compared to $4,143.5 million for the year ended December 31, 2012 and $3,034.9 million for the year ended December 31, 2011. Net realized and unrealized investment gains decreased in the year ended December 31, 2013 compared to 2012 and 2011 due to the impact of the rise in interest rates during 2013.

Realized investment gains and losses and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$40,018	$77,474	$50,884
Gross realized losses on investment sales	(25,521)	(6,164)	(18,500)
Change in fair value of derivative financial instruments	667	829	(713)

Net realized and unrealized investment gains	$15,164	$72,139	$31,671

Net impairment losses recognized in earnings for the years ended December 31, 2013, 2012 and 2011 as a result of other-than-temporarily impaired securities were $1.6 million, $0.8 million and $3.5 million, respectively.

Net Foreign Exchange Gains

During 2013, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $14.2 million compared to gains of $15.9 million for 2012 and gains of $7.4 million for 2011. The losses recorded in the current period resulted from the U.S. dollar strengthening in particular against the Japanese Yen and Australian dollar in 2013 which caused the Company’s net asset positions in those currencies to be revalued lower. In contrast, in 2012 the Company was in a net liability position particularly related to the Japanese Yen as the U.S. dollar strengthened against the Yen over the period resulting in foreign exchange gains. In addition, foreign exchange gains were recognized in income as revaluations on investments recorded in other comprehensive income were realized in 2012.

Net Losses and Loss Expenses

The Company’s reported net losses and loss expenses are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with catastrophes for the years ended December 31, 2013, 2012 and 2011.

2013
Event Date	Event	Net Loss
(U.S. dollars in millions)
June 2013	Floods in Canada	$6.6
June 2013	Floods in Europe	12.3
May 2013	Windstorms in the United States	8.2
July 2013	Hailstorms in Germany	29.6
October & December 2013	Windstorms in Europe	15.5

		$72.2

2012
Event Date	Event	Net Loss
(U.S. dollars in millions)
October 2012	Superstorm Sandy	$158.2
March/April 2012	Windstorms in the U.S.	38.8
May 2012	Earthquake in Italy	9.4

		$206.4

2011
Event Date	Event	Net Loss
(U.S. dollars in millions)
August 2011	Hurricane Irene	$22.8
November 2011	Thailand floods	76.5
July 2011	Danish floods	32.0
August 2011	Brushfires in Texas	6.0
March 2011	Tohuko, Japan earthquake and tsunami	114.3
February 2011	Christchurch, New Zealand earthquake	70.8
January 2011	Queensland, Australia floods	18.9
April/May 2011	Midwest U.S. tornadoes	71.6
Summer 2011	Multiple storms in the Midwest	53.8

		$466.7

For 2013, catastrophe related losses added 3.9 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 10.6 percentage points in 2012 and 24.8 percentage points in 2011. Additionally, the Company recorded a lower expected loss ratio in the Insurance segment’s agriculture line of business in the year ended December 31, 2013 compared to 2012 as a result of improved growing conditions experienced in the U.S. compared to the prior year, which was adversely impacted by a severe drought. Compared to the year ended December 31, 2011, the Company recorded a higher expected loss ratio in the agriculture line of the Insurance segment in the current year which reflected modestly lower harvest yields in portions of the Midwest as the U.S. recovered from the 2012 drought and declines in commodity prices in 2013.

During 2013, 2012 and 2011, the Company’s previously estimated ultimate losses for prior accident years were reduced by $222.4 million, $120.2 million and $180.0 million, respectively, as the loss emergence related to prior accident years was lower than expected. The overall net reduction in the Company’s estimated losses for prior accident years experienced in 2013 emerged across all lines of the Company’s Insurance and Reinsurance segments. Favorable prior year loss reserve development in 2013 was significantly higher than in 2012 due to much lower than expected reported losses in the Reinsurance property and catastrophe lines and from reductions in reserve estimates related to the Thailand flood losses of 2011 ($24.4 million) and Superstorm Sandy losses in 2012 ($24.1 million). Comparatively, 2012 included adverse development on some of the major 2011 loss events impacting the Reinsurance property line of business.

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

Acquisition Expenses

The Company’s acquisition expense ratio in 2013 was consistent with 2012 and increased modestly compared to 2011. Compared to 2012, the acquisition expense ratio increased in 2013 in the Reinsurance segment due to growth in property earned premiums, which incurs higher acquisition expenses, and a decline in the catastrophe line, which incurs lower acquisition expenses. This was offset by a decrease in the Insurance segment acquisition expense ratio compared to 2012, driven by a higher proportion of net earned premiums attributed to the agriculture line, which incurs a lower net acquisition expense rate, and the decline in professional lines premiums compared to 2012, which conversely incurs a higher acquisition expense rate. The change in the 2013 acquisition expense ratio compared to 2011 resulted from growth in the proportion of net premiums earned in the Reinsurance segment, which generally incurs a higher acquisition expense rate.

General and Administrative Expenses

The Company’s general and administrative expense ratio for 2013 was higher than that of 2012 and 2011, due to an increase in personnel costs related to the addition of new underwriting teams during 2013, current period costs associated with the Company’s Chief Executive Officer transition, severance costs, and increased annual incentive costs associated with improved corporate operating results in 2013. The prior year also benefited from a lower 2012 payout of the Company’s 2011 annual incentive compensation than was previously accrued. Compared to 2011, the increase in 2013 general and administrative expenses resulting in a higher expense ratio was partially offset by an increase in third party commissions and expense reimbursement offsets in the Insurance segment’s agriculture line of business. At December 31, 2013, the Company had a total of 920 employees as compared to 881 employees at December 31, 2012 and 844 employees at December 31, 2011.

Income Tax Expense (Benefit)

The Company incurred a tax expense for the year ended December 31, 2013 of $5.9 million compared to a tax expense of $3.3 million and benefit of $23.0 million for the years ended December 31, 2012 and 2011. The higher tax expense incurred in 2013 compared to 2012 was due to adjustments to deferred tax valuation allowances related to the Company’s U.S. taxable jurisdictions in 2013. The tax benefit recorded in 2011 was due to higher net losses experienced in the Company’s U.S. taxable jurisdictions.

Net Income (Loss)

The Company generated net income of $311.9 million in 2013 compared to net income of $162.5 million in 2012 and a net loss of $93.7 million in 2011. The increase in 2013 net income compared to 2012 and 2011 was primarily due to lower levels of catastrophe losses and increased favorable prior year loss reserve development, partially offset by an increase in personnel costs, foreign exchange losses and reduced realized gains on investment sales.

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,475,429	$1,429,930	$1,469,798
Ceded premiums written	(542,919)	(487,573)	(464,308)

Net premiums written	932,510	942,357	1,005,490

Net premiums earned	946,474	955,089	981,592
Other underwriting loss	—	(2,684)	(3,368)

	946,474	952,405	978,224

Expenses
Net losses and loss expenses	774,425	855,941	765,119
Acquisition expenses	64,778	75,597	71,295
General and administrative expenses	157,596	125,108	146,115

	996,799	1,056,646	982,529

Underwriting loss	$(50,325)	$(104,241)	$(4,305)

Ratios
Net loss ratio	81.8%	89.6%	77.9%
Acquisition expense ratio	6.8%	7.9%	7.3%
General and administrative expense ratio	16.7%	13.1%	14.9%

Combined ratio	105.3%	110.6%	100.1%

Premiums. Net premiums written in the Insurance segment decreased in 2013 by 1.0% compared to 2012 and decreased 7.3% compared to 2011. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$954,389	$570,738	$903,730	$553,762	$901,746	$586,659
Casualty and other specialty	316,609	229,087	296,325	216,780	289,421	215,939
Professional lines	148,537	95,101	169,815	137,885	169,319	137,962
Property	55,894	37,584	60,060	33,930	109,312	64,930

Total	$1,475,429	$932,510	$1,429,930	$942,357	$1,469,798	$1,005,490

The change in the Insurance business segment net premiums written in 2013 compared to 2012 and 2011 was driven by the following factors:

•

Premiums in the agriculture line of business were higher compared to 2012 due to growth in policy counts, partially offset by lower premiums from fall crops because of lower commodity prices and higher cessions to the Federal Crop Insurance Corporation and third parties. Compared to 2011 net premiums written in 2013 decreased due to lower commodity prices, partially offset by a higher policy count;

•	A decrease in the professional line of business driven by the non-renewal of a large program relationship in late 2012 and higher cessions to third parties;

•

A decline in the property line of business in 2013 as the Company continued to curtail the underwriting of several property insurance products in order to reallocate capital to more profitable lines of business; and

•	An increase in the casualty and other specialty line of business driven primarily by the addition of new underwriting teams and products.

Ceded premiums written by the Company in the Insurance segment increased in 2013 compared to 2012 and 2011 principally in the agriculture line of business as the Company increased the amount of reinsurance placed with the Federal Crop Insurance Corporation and third parties. Ceded premiums also increased against prior years in the casualty and other specialty line in tandem with growth in gross premiums written and in the professional line associated with new business generated by underwriting teams that joined the Company in 2013. These increases in ceded premiums written during 2013 were partially offset by declines in the amount of ceded premium in the property line of business as a result of the reduction in gross premiums in 2013 compared to 2012 and 2011.

Net premiums earned by the Company in 2013 in the Insurance segment decreased compared to net premiums earned in 2012 and 2011 due to a decline in net premiums written over the prior two years in the property and professional lines of business, partially offset by growth in the agriculture and casualty and other specialty lines of business.

Net Losses and Loss Expenses. The decrease in the net loss ratio in the Company’s Insurance segment for the year ended December 31, 2013 compared to 2012 was partly driven by the agriculture line of business that incurred lower levels of losses as a result of improved growing conditions experienced in the U.S. compared to the prior year, which was adversely affected by extreme drought conditions. In addition, an absence of major loss events in 2013 compared to the prior year reduced the accident year loss ratio in the property line of business. The increase in the 2013 net loss ratio compared to 2011 resulted primarily from a higher expected loss ratio in the agriculture line in the current year which reflected declining corn commodity prices and reduced harvest yields in portions of the Midwest as the U.S. recovered from the 2012 drought.

The net loss ratio reflected lower favorable prior year loss reserve development recorded for 2013 as compared to 2012 and 2011. Prior year loss reserves were reduced in 2013 by $33.9 million as compared to reductions of $46.2 million and $70.8 million for the years ended December 31, 2012 and 2011. The Company’s Insurance segment experienced net reductions in the Company’s estimated losses for prior accident years in 2013 as claims have not materialized as originally estimated by the Company.

Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment for the year ended December 31, 2013 decreased compared to 2012 and 2011. The change in acquisition expense ratio over both periods was driven by a higher proportion of net earned premiums attributed to the agriculture line of business, which incurs a lower net acquisition expense rate, and the decline in premiums in the professional line of business compared to 2012 and 2011, which conversely incurs a higher acquisition expense rate.

General and Administrative Expenses. The Company’s general and administrative expense ratio in the Insurance segment for 2013 increased compared to both 2012 and 2011. The increase in 2013 was due to higher personnel costs resulting from the addition of new underwriting teams, higher annual incentive costs, and increased levels of allocated expenses primarily from increased personnel expenses associated with the Company’s Chief Executive Officer transition. Compared to 2011, the overall increase in expenses was partially offset by higher third party commissions and expense reimbursements in the current year.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,189,815	$1,119,096	$997,316
Ceded premiums written	(73,392)	(31,958)	(22,985)

Net premiums written	1,116,423	1,087,138	974,331

Net premiums earned	1,070,010	1,058,811	949,801
Other underwriting (loss) income	(2,046)	501	(179)

	1,067,964	1,059,312	949,622

Expenses
Net losses and loss expenses	445,259	665,054	867,547
Acquisition expenses	239,652	227,582	211,616
General and administrative expenses	137,310	110,581	118,037

	822,221	1,003,217	1,197,200

Underwriting income (loss)	$245,743	$56,095	$(247,578)

Ratios
Net loss ratio	41.6%	62.8%	91.3%
Acquisition expense ratio	22.4%	21.5%	22.3%
General and administrative expense ratio	12.8%	10.4%	12.4%

Combined ratio	76.8%	94.7%	126.0%

Premiums. Net premiums written in the Reinsurance segment increased in 2013 by 2.7% over 2012 and 14.6% over 2011, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$355,751	$294,260	$378,387	$351,140	$346,021	$329,081
Property	297,806	292,872	349,579	349,586	266,562	266,562
Casualty	252,163	250,330	224,237	222,997	217,584	216,786
Professional lines	163,594	163,594	59,076	59,076	59,911	59,911
Other specialty	120,501	115,367	107,817	104,339	107,238	101,991

Total	$1,189,815	$1,116,423	$1,119,096	$1,087,138	$997,316	$974,331

The change in the Reinsurance business segment net premiums written during 2013 compared to 2012 and 2011 was driven by the following factors:

•

Growth in the professional line of business as a result of a new underwriting team that joined the Company in late 2013 which enabled the Company to participate in several new large quota share contracts;

•

An increase in the casualty line of business as a result of new business written on international motor and U.S. casualty treaties and improved pricing on renewals partially offset by the non-renewal of business that no longer met profitability targets and a number of negative premium adjustments;

•

A decline in the property line of business compared to 2012 as the Company reduced participation on a few large contracts where pricing was inadequate. Compared to 2011, net premiums were higher in this line of business as a result of the renewal of new business recorded at the Company’s U.S., Zurich and Singapore offices in 2012 partially offset by the reductions noted above;

•

A decline in the catastrophe line of business reflecting the impact of reduced pricing in a more competitive market and the selective reduction by the Company of its limits on some U.S. business, particularly in Florida, as well as the purchase by the Company of increased retrocessional coverage on business in the current year. In addition, the level of reinstatement premiums recorded in 2013 was lower than in the previous years as a result of a lower incidence of major loss events; and

•

An expansion of the casualty and other specialty line of business in 2013, primarily due to new business generated by the trade credit and surety team that joined the Company in late 2012, partially offset by an absence of positive premium adjustments compared to 2012 and 2011 and increased retentions by several clients upon renewal of certain treaties.

Ceded premiums written by the Company in the Reinsurance segment amounted to $73.4 million in 2013 as compared to $32.0 million and $23.0 million in 2012 and 2011, respectively. Ceded premium increased in 2013 compared to 2012 and 2011 as the Company has purchased increased levels of protection in the catastrophe and property lines of business.

Net premiums earned increased in 2013 compared to 2012 and 2011 primarily due to the overall increase in premiums written during 2013.

Net Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for 2013 decreased compared to 2012 and 2011 as a result of higher levels of favorable prior year loss reserve development and lower levels of catastrophe related activity in 2013. The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with catastrophes in the Reinsurance segment for the years ended December 31, 2013, 2012 and 2011.

2013
Event Date	Event	Net Loss
(U.S. dollars in millions)
June 2013	Floods in Canada	$6.6
June 2013	Floods in Europe	12.3
May 2013	Windstorms in the United States	8.2
July 2013	Hailstorms in Germany	29.6
October & December 2013	Windstorms in Europe	15.5

		$72.2

2012
Event Date	Event	Net Loss
(U.S. dollars in millions)
October 2013	Superstorm Sandy	$123.2
March/April 2012	Windstorms in the U.S.	38.8
May 2012	Earthquake in Italy	9.4

		$171.4

2011
Event Date	Event	Net Loss
(U.S. dollars in millions)
August 2011	Hurricane Irene	$13.2
November 2011	Thailand floods	76.5
July 2011	Danish floods	32.0
August 2011	Brushfires in Texas	6.0
March 2011	Tohuko, Japan earthquake and tsunami	114.3
February 2011	Christchurch, New Zealand earthquake	70.8
January 2011	Queensland, Australia floods	18.9
April/May 2011	Midwest U.S. tornadoes	71.6
Summer 2011	Multiple storms in the Midwest	53.8

		$457.1

For 2013, catastrophe related losses added 7.4 percentage points to the Reinsurance segment’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 17.3 percentage points in 2012 and 49.9 percentage points in 2011.

The Company experienced higher favorable prior year loss reserve development in its Reinsurance segment in 2013 compared to 2012 and 2011. The 2013 favorable prior year loss reserve development emerged across all business lines in the segment. During 2013, 2012 and 2011, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $188.5 million, $74.0 million and $109.2 million, respectively. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company. During 2013, the majority of the favorable loss reserve development emanated from the property and catastrophe lines, driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012, and from lower than expected attritional losses.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2013 was modestly higher than in 2012 and comparable to 2011. The increase over 2012 was a result of the growth in certain property reinsurance earned premiums and a reduction in catastrophe earned premiums which attract lower levels of commission.

General and Administrative Expenses. The general and administrative expense ratio experienced by the Reinsurance segment in 2013, as compared to 2012 and 2011 increased due to an increase in allocated costs associated with higher annual incentive costs and the Company’s Chief Executive Officer transition, partially offset by the impact of higher earned premiums.

Investment Portfolio

The Company’s investment portfolio was valued at $6.5 billion as of December 31, 2013. The Company’s investment portfolio is comprised of cash and cash equivalents, fixed maturity investments, short-term investments, equity securities and other investments, comprised of alternative funds and specialty funds. Alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives, and equity long/short strategies. Specialty funds currently include high yield loan and convertible debt funds.

The following tables set forth the types of securities, amortized costs, fair values and related gross unrealized gains and losses of our fixed maturity, short-term and equity investment portfolios as of December 31, 2013 and 2012:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
Fixed maturity investments
U.S. government and agencies securities	$771,227	$5,735	$(7,619)	$769,343
U.S. state and municipal securities	27,138	111	(395)	26,854
Foreign government securities	183,650	1,003	(2,006)	182,647
Government guaranteed corporate securities	34,921	274	(50)	35,145
Corporate securities	1,217,585	16,225	(6,511)	1,227,299
Residential mortgage-backed securities	1,176,945	16,530	(21,922)	1,171,553
Commercial mortgage-backed securities(1)	936,358	24,673	(8,144)	952,887
Asset-backed securities	454,756	4,377	(897)	458,236

Total fixed maturity investments	$4,802,580	$68,928	$(47,544)	$4,823,964
Short-term investments	35,029	1	(2)	35,028

Total fixed income investments	$4,837,609	$68,929	$(47,546)	$4,858,992

Equity securities
Equity investments	$152,525	$24,139	$(1,995)	$174,669
Emerging market debt funds	60,250	594	—	60,844
Preferred equity investments	6,325	1,977	(79)	8,223
Short-term fixed income fund	8,728	2	—	8,730

Total equity securities	$227,828	$26,712	$(2,074)	$252,466

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $18.7 million.

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
Fixed maturity securities
U.S. government and agencies securities	$718,992	$18,596	$(53)	$737,535
U.S. state and municipal securities	37,952	1,119	(177)	38,894
Foreign government securities	106,218	3,264	(145)	109,337
Government guaranteed corporate securities	62,782	1,682	—	64,464
Corporate securities	1,334,451	40,555	(1,335)	1,373,671
Residential mortgage-backed securities	1,252,468	30,426	(2,315)	1,280,579
Commercial mortgage-backed securities(1)	741,178	41,737	(1,536)	781,379
Asset-backed securities	474,555	8,435	(699)	482,291

Total fixed maturity investments	$4,728,596	$145,814	$(6,260)	$4,868,150
Short-term investments	42,224	6	—	42,230

Total fixed income investments	$4,770,820	$145,820	$(6,260)	$4,910,380

Equity securities
Equity investments	$59,736	$7,194	$(620)	$66,310
Emerging market debt funds	10,000	576	—	10,576
Preferred equity investments	7,261	2,851	(1)	10,111

Total equity securities	$76,997	$10,621	$(621)	$86,997

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

Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated A-/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate security in our portfolio represented approximately 1% of our fixed income investments at December 31, 2013.

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

Commercial Mortgage-Backed Securities. Our commercial mortgage-backed securities (“CMBS”) portfolio is diversified both geographically and by the types of underlying properties. Our portfolio is primarily backed by office and retail and other commercial properties. We have limited exposure to lodging and industrial properties. The majority of commercial mortgage-backed securities in our portfolio are non-agency and in the super senior tranche with average credit support in excess of approximately 27%. The principal risks inherent in holding agency commercial mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows are received. Non-agency CMBS also have credit risk should losses on the underlying collateral exceed the credit protection provided.

Asset-Backed Securities. Asset-backed securities are diversified both by type of collateral and issuer. The majority of our asset-backed securities are AAA-rated bonds backed by pools of automobile loan receivables, credit card receivables, student loans and other collateral originated by a variety of financial institutions. The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks include performance of the underlying consumer or corporate loans, which act as collateral for these securities.

Short-term Investments

Short-term investments are investments that mature within no more than one year or no less than 90 days at the time of purchase. The Company’s short-term investments generally consist of U.S. government and agencies securities.

Equity Securities

Equity securities in the Company’s investment portfolio consist of publicly traded common stocks, preferred stocks, and mutual funds. The majority of the Company’s equity securities are common stocks of companies that have a record of increasing dividends over time. A portion of our equity securities are comprised of shares of institutional mutual funds which are invested in emerging market debt, convertible bonds and other targeted strategies.

Investment Ratings

The investment ratings (provided by major rating agencies) for the fixed income investments held as of December 31, 2013 and 2012 and the percentage of our fixed income investments they represented at such date were as follows:

	December 31, 2013		December 31, 2012
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
	(U.S. dollars in thousands)
U.S. government and agencies securities	$769,343	15.8%	$737,535	15.0%
AAA / Aaa	972,820	20.0%	993,277	20.2%
AA / Aa(2)	1,771,156	36.5%	1,821,250	37.1%
A / A	895,549	18.4%	993,307	20.2%
BBB	363,722	7.5%	219,017	4.5%
Below BBB	66,791	1.4%	143,198	2.9%
Not rated	19,611	0.4%	2,796	0.1%

Total	$4,858,992	100.0%	$4,910,380	100.0%

(1)

The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s. If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s or Fitch is used.

(2)	Includes agency mortgage-backed securities of $1,165.9 million and $1,223.5 million at December 31, 2013 and 2012, respectively.

The contractual maturity distribution for our fixed maturity portfolio held as of December 31, 2013 and 2012 was as follows:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$144,814	$145,653	$136,283	$137,567
Due after one year through five years	1,808,001	1,815,240	1,725,927	1,765,662
Due after five years through ten years	290,391	288,486	410,755	429,099
Due after ten years	26,344	26,937	29,654	33,803
Residential mortgage-backed securities	1,176,945	1,171,553	1,252,468	1,280,579
Commercial mortgage-backed securities	936,358	952,887	741,178	781,379
Asset-backed securities	454,756	458,236	474,555	482,291

Total	$4,837,609	$4,858,992	$4,770,820	$4,910,380

Other Investments

The Company’s other investments are comprised of (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives, and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”) are recorded on the Company’s balance sheet as “other investments.” As of December 31, 2013, our Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to the lesser of (x) 20% of total shareholders’ equity, or (y) $600 million. This restriction does not apply to investments in specialty funds that are typically long only structures. As of December 31, 2013, the Company’s other investments totaled $617.5 million and represented 9.5% of the Company’s investment portfolio. As of December 31, 2013, the Company had invested, net of capital returned, a total of $440.9 million in alternative funds and specialty funds. As of December 31, 2013, the market value of alternative funds represented $461.1 million or approximately 74.7% of other investments, and specialty funds represented $156.3 million or approximately 25.3% of other investments.

Other investments are accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the other investments, which in turn are established based upon the valuation criteria in the governing documents of the other investments. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the other investments. Due to a delay in the valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Many of the other investments are subject to restrictions on redemptions and sale that limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $64.3 million of gains, $49.1 million of losses and $0.7 million of gains for the years ended 2013, 2012 and 2011, respectively.

Investment Portfolio Management

We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management and the type of assignment, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.

Our investment returns for the years ended December 31, 2013, 2012 and 2011 were as follows:

Investment Returns	2013	2012	2011
	(U.S. dollars in thousands)
Net investment income (loss) from other investments	$64,321	$49,059	$(694)
Net investment income from available for sale investments and cash and cash equivalents (net of investment expenses)	101,895	124,267	147,731

Net investment income included in net income (loss)	166,216	173,326	147,037
Net realized and unrealized gains included in net income (loss)	15,164	72,139	31,671
Net impairment losses recognized in earnings (losses)	(1,616)	(847)	(3,520)
Net (decrease) increase in unrealized (loss) gain included in other comprehensive (loss) income, before deferred tax offsets	(106,394)	12,761	20,073

Total net investment return	$73,370	$257,379	$195,261

During 2013, 2012 and 2011, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. In identifying such securities, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at the end of the applicable period. To the extent that the Company did not identify securities meeting these criteria, the Company then performed various analyses and reviews to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. As such, the Company recorded total other than temporary impairments of $1.6 million (2012 - $0.8 million; 2011 - $3.5 million) related to credit factors and recognized in earnings.

Sovereign Debt Exposure

The Company’s diversified portfolio of investments includes exposures to the debt of various European countries. The Company continuously monitors its exposures through review of its portfolio and has established investment guidelines that restrict the amount of investment exposure to any one issuer or country to depending on specific ratings of such issuer or country as stated by credit rating agencies. The Company has remained relatively consistent in its aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.), with $463.4 million of exposure at December 31, 2013 (2012 - $198.5 million). The increase in exposures as of December 31, 2013 compared to the prior year is mainly due to Moody’s downgrade of the United Kingdom from “Aaa” to “Aa1” in February 2013.

The following table shows the fair value of the Company’s investments exposed to all countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2013. The amortized cost basis of these investments was not significantly different from their fair value at December 31, 2013. The Company determined the underlying exposure of the investment by reference to the risk country or parent risk country as published by a third party pricing service. The Company does not have any direct exposure to sovereign debt issued by Ireland, Greece or Portugal.

	Sovereign Exposure		Non-Sovereign Exposure
			Corporate securities
Country	Foreign Government Securities	Government Guaranteed Corporate Securities	Financial	Non-Financial	Structured Securities(1)	Equity Securities	Cash and Cash Equivalents	Gross Exposure
	(U.S. dollars in thousands)
Belgium	$—	$—	$—	$13,010	$—	$—	$—	$13,010
Brazil	10,424	—	1,911	4,578	—	—	—	16,913
China	2,192	—	—	—	—	1,031	—	3,223
Colombia	1,267	—	—	—	—	—	—	1,267
France	18,519	3,686	4,086	9,649	—	1,921	—	37,861
Germany	15,881	22,611	276	9,881	543	11,350	—	60,542
Hong Kong	—	—	—	—	—	1,197	—	1,197
Indonesia	—	—	—	—	—	922	—	922
Ireland	—	—	—	924	3,814	—	—	4,738
Italy	568	—	—	1,470	—	—	—	2,038
Japan	—	—	6,989	10,799	—	2,331	—	20,119
Republic of Korea	3,827	—	—	266	—	—	—	4,093
Luxembourg	—	—	—	—	47	—	—	47
Mexico	—	—	742	1,260	—	1,041	—	3,043
Netherlands	8,549	1,023	9,938	3,271	2,719	7,598	—	33,098
Qatar	5,498	2,588	—	—	—	—	—	8,086
Russia	5,333	—	—	4,320	—	—	—	9,653
Slovenia	283	—	—	—	—	—	—	283
South Africa	—	—	—	—	—	1,382	—	1,382
Spain	744	—	—	1,068	—	—	—	1,812
European Supranational(2)	7,533	—	—	—	—	—	—	7,533
Taiwan	—	—	—	4,984	—	—	—	4,984
Thailand	—	—	—	—	—	1,017	—	1,017
United Arab Emirates	1,210	—	—	—	—	—	—	1,210
United Kingdom	90,756	—	29,058	43,265	33,460	3,653	25,175	225,367

Total	$172,584	$29,908	$53,000	$108,745	$40,583	$33,443	$25,175	$463,438

(1)	Structured securities includes residential non-agency mortgage-backed securities, commercial non-agency mortgage-backed securities, and asset-backed securities.
(2)

European Supranational securities are issued by entities formed by two or more central governments to promote economic development for the member countries, such as the World Bank, the European Bank for Reconstruction and Development and the European Investment Bank.

The following table shows the fair value as of December 31, 2013 based on the ratings of the securities held by country of risk in those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2013:

Country	AAA	AA	A	BBB	Below BB	NR	Total
	(U.S. dollars in thousands)
Belgium	$—	$—	$13,010	$—	$—	$—	$13,010
Brazil	—	—	4,186	12,727	—	—	16,913
China	—	2,192	—	—	—	1,031	3,223
Colombia	—	—	—	1,267	—	—	1,267
France	—	24,449	7,305	3,786	400	1,921	37,861
Germany	36,452	2,783	7,969	1,771	218	11,349	60,542
Hong Kong	—	—	—	—	—	1,197	1,197
Indonesia	—	—	—	—	—	922	922
Ireland	486	3,328	—	924	—	—	4,738
Italy	—	—	—	2,038	—	—	2,038
Japan	—	4,722	12,314	752	—	2,331	20,119
Republic of Korea	—	—	3,827	266	—	—	4,093
Luxembourg	47	—	—	—	—	—	47
Mexico	—	—	2,002	—	—	1,041	3,043
Netherlands	2,039	14,152	14,545	—	—	2,362	33,098
Qatar	—	2,588	5,498	—	—	—	8,086
Russia	—	—	—	9,653	—	—	9,653
Slovenia	—	—	283	—	—	—	283
South Africa	—	—	—	—	—	1,382	1,382
Spain	—	—	—	1,812	—	—	1,812
European Supranational	6,815	718	—	—	—	—	7,533
Taiwan	—	—	4,984	—	—	—	4,984
Thailand	—	—	—	—	—	1,017	1,017
United Arab Emirates	—	1,210	—	—	—	—	1,210
United Kingdom	126,022	8,385	76,935	10,372	—	3,653	225,367

Total	$171,861	$64,527	$152,858	$45,368	$618	$28,206	$463,438

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2013, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $654.5 million without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2013, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2014 without the prior approval of the applicable insurance regulator. At December 31, 2013, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.9 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Prudential Regulatory Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2013, Endurance U.K. did not have retained profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets as of December 31, 2013 totaled $6.5 billion compared to aggregate invested assets of $6.6 billion as of December 31, 2012. The decrease in invested assets since December 31, 2012 resulted from losses and loss expenses paid, acquisition expenses paid, reinsurance premiums paid, general and administrative expenses paid, interest and dividends paid, the repurchase of the Company’s ordinary shares, and the change in market value of invested assets offset in part by collections of premiums on insurance policies and reinsurance contracts, investment income and proceeds from the issuance of the Company’s ordinary shares.

As of December 31, 2013 and 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $146.1 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2013 and 2012, the Company had also pledged $302.7 million and $380.0 million of its cash and fixed maturity investments to meet collateral obligations for $260.3 million and $320.4 million in secured letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2013 and 2012, cash and fixed maturity investments with fair values of $273.7 million and $280.0 million were on deposit with U.S. state regulators, respectively.

Cash Flows

	2013	2012	2011
	(U.S. dollars in thousands)
Net cash provided by operating activities	$157,924	$283,468	$281,285
Net cash (used in) provided by investing activities	(347,777)	46,302	238,105
Net cash used in financing activities	(74,422)	(97,576)	(234,102)
Effect of exchange rate changes on cash and cash equivalents	(13,893)	911	(4,226)

Net (decrease) increase in cash and cash equivalents	(278,168)	233,105	281,062
Cash and cash equivalents, beginning of year	1,124,019	890,914	609,852

Cash and cash equivalents, end of year	$845,851	$1,124,019	$890,914

Our cash and cash equivalents decreased $278.2 million to $845.9 million at December 31, 2013, compared to $1,124.0 million at December 31, 2012, and $890.9 million at December 31, 2011.

Cash flows provided by operating activities. Cash flows provided by operating activities for the year ended December 31, 2013 were $157.9 million compared to $283.5 million for the year ended December 31, 2012 and $281.3 million for the year ended December 31, 2011. The decrease in cash flows provided by operating activities in 2013 compared to 2012 was primarily due to higher claim payments in 2013 that was partially offset by increased premium collections and recoveries on ceded losses. The decrease in cash flows provided by operating activities in 2013 compared to 2011 was primarily due to a decrease in premium collections.

Cash flows used in investing activities. During the twelve months ended December 31, 2013, cash flows used in investing activities were $347.8 million, compared to cash flows provided by investing activities of $46.3 million for 2012 and $238.1 million in 2011. The Company actively manages its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The cash flows used in investing activities in 2013 were higher than in 2012 and 2011 due to a decrease in net proceeds from available for sale investments and for 2011 from the absence of positive cash flows from securities lending collateral received.

Cash flows used in financing activities. The Company’s cash flows used in financing activities for the twelve months ended December 31, 2013 were $74.4 million, compared to $97.6 million and $234.1 million in 2012 and 2011, respectively. The 2013 cash flows used in financing activities decreased compared to 2012 due to proceeds from the issuance of ordinary shares. Compared to 2011, cash flows used in financing activities in 2013 decreased due to the decrease in ordinary share repurchase activity and absence of negative cash flows from securities lending payables partially offset by a decrease in proceeds from share issuances.

On May 28, 2013, prior to John R. Charman becoming the Company’s Chairman and Chief Executive Officer, Mr. Charman, together with members of his family, purchased from the Company $30.0 million of newly issued ordinary shares.

During 2013, the Company used its capital to repurchase 318,252 of its ordinary shares in the open market for $14.6 million at an average price per share of $45.83. During 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015 (2013: nil; 2011: $0.5 million). On January 28, 2011, the Company repurchased 7,143,056 ordinary shares and options to purchase 10,000 ordinary shares from two affiliated funds of Perry Corp., a founding shareholder of Endurance. The aggregate repurchase price for the shares and the options was $321.5 million. The ordinary shares acquired by the Company represented approximately 15% of its ordinary shares outstanding at December 31, 2010. Endurance Holdings funded the repurchase primarily from calling an outstanding loan between Endurance Holdings and Endurance Bermuda. Endurance Bermuda funded the settlement of the loan from its existing cash and investments.

Credit Facility. On April 19, 2012 the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2013, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $260.3 million (2012 - $320.4 million).

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

Contractual Obligations. At December 31, 2013, letters of credit totaling $260.3 million were outstanding, $198.5 million face value of 6.15% Senior Notes due October 15, 2015 (the “6.15% Senior Notes”) were outstanding and $335.0 million face value of 7% Senior Notes due July 15, 2034 (the “7% Senior Notes”) were outstanding.

The Company’s contractual obligations as of December 31, 2013 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses	$4,002,259	$1,446,929	$1,170,211	$559,560	$825,559
6.15% Senior Notes	198,500	—	198,500	—	—
Interest on 6.15% Senior Notes	24,416	12,208	12,208	—	—
7% Senior Notes	335,000	—	—	—	335,000
Interest on 7% Senior Notes	492,450	23,450	46,900	46,900	375,200
Investment commitments(1)	57,997	57,997	—	—	—
Operating lease obligations(2)	109,808	14,778	27,886	22,494	44,650

Total	$5,220,430	$1,555,362	$1,455,705	$628,954	$1,580,409

(1)	The Company entered into investment agreements to invest additional amounts in other investments.
(2)	The Company leases office space and office equipment under various operating leases.

The Company expects to fund these estimated obligations noted in the table above through operating cash flows and existing cash and investments.

The following table summarizes the components of our capital resources at December 31, 2013 and 2012:

	2013	2012
	(U.S. dollars in thousands)
Senior notes	$527,398	$527,195
Preferred shares	430,000	430,000
Common shareholders equity	2,456,549	2,280,597

Total capital resources(1)	$3,413,947	$3,237,792

Ratio of debt to total capital resources	15.4%	16.3%

Ratio of debt plus preferred shares to total capital resources	28.0%	29.6%

(1)	The Company also has credit facility capacity of $439.7 million and $854.6 million as at December 31, 2013 and 2012, respectively.

Credit Facility. As of December 31, 2013 and 2012, the Company had $260.3 million and $320.4 million, respectively, of letters of credit outstanding under the Credit Facility and no revolving loans outstanding. The Company was in compliance with all covenants contained in the Credit Facility as of December 31, 2013.

Senior Notes. On October 17, 2005, Endurance Holdings issued $200.0 million principal amount of 6.15% Senior Notes due October 15, 2015. The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%. Endurance Holdings used net proceeds from the offering to repay a $143.5 million revolving loan then outstanding under the Company’s then existing credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes. During 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes (2013: nil; 2011: $0.5 million).

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

At December 31, 2013, the carrying value of the Senior Notes stood at $527.4 million while the fair value as determined by quoted market valuation was $575.1 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2013.

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

Currency and Foreign Exchange

The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K which was valued at £296.4 million as of December 31, 2013 ($490.9 million in U.S. dollars). Endurance U.K. is subject to the United Kingdom’s Prudential Regulation Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.‘s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.

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

For the year ended December 31, 2013, 15% of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2013 were approximately 45%, 5%, 21%, and 15%, respectively. As of December 31, 2013, the Company’s principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $281.0 million and $48.0 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $277.9 million and $155.9 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $20.4 million increase or decrease in the net assets held by the Company at December 31, 2013.

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

The estimate of the reserve for losses and loss expenses is reviewed each quarter by the Company’s Loss Reserve Committee, consisting of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Group Actuary, Chief Reserving Actuary and representatives of various disciplines from within the Company, such as claims, underwriting and legal.

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

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2013 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$565,435	$(5,597)	$559,838
Casualty and other specialty	157,870	(15,364)	142,506
Professional lines	73,557	(979)	72,578
Property	11,466	(11,963)	(497)

Total Insurance	808,328	(33,903)	774,425

Reinsurance segment:
Catastrophe	135,407	(61,186)	74,221
Property	193,549	(57,394)	136,155
Casualty	183,126	(20,370)	162,756
Professional lines	41,114	(13,947)	27,167
Other specialty	80,552	(35,592)	44,960

Total Reinsurance	633,748	(188,489)	445,259

Totals	$1,442,076	$(222,392)	$1,219,684

Losses and loss expenses for the year ended December 31, 2013 include $222.4 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during 2013 benefited the Company’s 2013 reported loss ratio by approximately 11.0 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company’s reserve categories within both the Insurance and Reinsurance segments.

For the year ended December 31, 2013, as part of the Company’s periodic review of key parameters and in order to recognize accumulated historical experience and other relevant industry information, the Company adjusted the initial expected loss ratios for a number of business units within the Insurance and Reinsurance segments. Within the Insurance segment, initial expected loss ratios were lowered for historical years for the casualty and other specialty and professional lines of business, and raised for the workers’ compensation line of business that is included in the casualty and other specialty line of business. Within the Reinsurance segment, initial expected loss ratios were lowered for historical years for the catastrophe line of business.

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2012 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$582,772	$(9,304)	$573,468
Casualty and other specialty	162,280	(15,098)	147,182
Professional lines	104,211	(8,647)	95,564
Property	52,864	(13,137)	39,727

Total Insurance	$902,127	$(46,186)	$855,941

Reinsurance segment:
Catastrophe	$164,181	$(30,414)	$133,767
Property	251,473	270	251,743
Casualty	179,408	(18,909)	160,499
Professional lines	39,779	(56)	39,723
Other specialty	104,184	(24,862)	79,322

Total Reinsurance	$739,025	$(73,971)	$665,054

Totals	$1,641,152	$(120,157)	$1,520,995

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

For the year ended December 31, 2012, the Company did not materially alter the two key inputs it utilizes to establish its reserve for losses and loss expenses, initial expected loss ratios or loss reporting patterns, for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2012 for those reserve categories were within the range of possible results anticipated by the Company.

Insurance

Agriculture. The favorable loss emergence within the agriculture insurance line of business during 2013 and 2012 resulted from lower than anticipated agriculture claims settlements for the 2012 and 2011 crop years, respectively.

Casualty and other specialty. The favorable loss emergence within the casualty and other specialty insurance line of business during 2013 and 2012 was primarily due to lower than expected claims activity within the healthcare liability and excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the workers’ compensation and primary casualty businesses during 2013 and 2012. The Company exited the workers’ compensation business in 2009.

Professional lines. The favorable loss emergence within the professional line of business during 2013 and 2012 was primarily due to lower than expected claims activity in the directors and officers liability business.

Property. The favorable loss emergence within the property line of business during 2013 and 2012 was primarily due to lower than expected reported claim emergence.

Reinsurance

Catastrophe. The Company recorded favorable loss emergence within the catastrophe line of business during 2013 and 2012 primarily due to lower than expected claims activity. During 2013, the favorable loss reserve development was driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012, and from lower than expected attritional losses.

Property. The Company recorded favorable prior year reserve development within the property line of business during 2013 primarily due to lower expected attritional and Superstorm Sandy losses from 2012. The Company recorded modest unfavorable prior year reserve development within the property line of business during 2012 primarily due to higher than expected claims reported related to 2011 loss events.

Casualty. The Company recorded favorable prior period development within the casualty line of business during 2013 and 2012 primarily due to lower than expected claims reported.

Professional lines. The favorable loss emergence within the professional line of business during 2013 and 2012 was primarily due to lower than expected claims activity in the directors and officers liability business.

Other specialty. The Company recorded favorable loss emergence within the other specialty line of business during 2013 and 2012 due to lower than expected claims reported.

Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2013:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$257,939	$84,429	$342,368
Casualty and other specialty	316,170	960,130	1,276,300
Professional lines	110,880	390,875	501,755
Property	23,410	15,057	38,467

Total Insurance	$708,399	$1,450,491	$2,158,890

Reinsurance segment:
Catastrophe	$167,152	$98,474	$265,626
Property	196,715	127,083	323,798
Casualty	244,300	554,289	798,589
Professional lines	65,353	149,882	215,235
Other specialty	96,801	143,320	240,121

Total Reinsurance	$770,321	$1,073,048	$1,843,369

Totals	$1,478,720	$2,523,539	$4,002,259

Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2012:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$392,457	$71,586	$464,043
Casualty and other specialty	308,611	944,289	1,252,900
Professional lines	110,441	386,819	497,260
Property	54,196	18,653	72,849

Total Insurance	$865,705	$1,421,347	$2,287,052

Reinsurance segment:
Catastrophe	$201,105	$97,223	$298,328
Property	281,681	133,779	415,460
Casualty	221,327	534,605	755,932
Professional lines	75,167	145,377	220,544
Other specialty	119,261	144,299	263,560

Total Reinsurance	$898,541	$1,055,283	$1,953,824

Totals	$1,764,246	$2,476,630	$4,240,876

Selected quarterly activity in the reserve for losses and loss expenses for the years ended December 31, 2013 and 2012 is summarized as follows:

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Year Ended December 31, 2013
	(U.S. dollars in thousands)
Incurred related to:
Current year	$269,638	$421,863	$387,096	$363,479	$1,442,076
Prior years	(50,668)	(62,805)	(48,060)	(60,859)	(222,392)

Total incurred	$218,970	$359,058	$339,036	$302,620	$1,219,684

Paid related to:
Current year	$(1,553)	$(130,897)	$(132,271)	$(259,289)	$(524,010)
Prior years	(311,668)	(105,145)	(244,366)	(176,903)	(838,082)

Total paid	$(313,221)	$(236,042)	$(376,637)	$(436,192)	$(1,362,092)

	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012	Year Ended December 31, 2012
	(U.S. dollars in thousands)
Incurred related to:
Current year	$279,668	$365,449	$463,165	$532,870	$1,641,152
Prior years	(16,901)	(19,552)	(55,642)	(28,062)	(120,157)

Total incurred	$262,767	$345,897	$407,523	$504,808	$1,520,995

Paid related to:
Current year	$(5,096)	$(37,237)	$(114,996)	$(450,899)	$(608,228)
Prior years	(141,594)	(221,070)	(250,829)	(102,035)	(715,528)

Total paid	$(146,690)	$(258,307)	$(365,825)	$(552,934)	$(1,323,756)

The following table represents the development of the GAAP balance sheet reserve for losses and loss expenses, net of losses and loss expenses recoverable, for 2003 through December 31, 2013. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” represents the aggregate change to date from the original estimate.

The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. All paid loss amounts reflect the conversion from the original currency of the underlying business if not initially denominated in U.S. dollars. The data in the cumulative paid losses table has been restated using the rate of exchange to U.S. dollars as of December 31, 2013. Information presented herein may differ materially from that reported in the Company’s financial statements due to differences in foreign currency exchange rates.

Years Ended Dec. 31,	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross reserve for losses and loss expenses	$833,158	$1,549,661	$2,603,590	$2,701,686	$2,892,224	$3,235,456	$3,157,026	$3,319,927	$3,824,224	$4,240,876	$4,002,259
Less: Reinsurance recoverable on unpaid losses	(1,442)	(12,203)	(17,248)	(44,244)	(187,354)	(165,000)	(240,732)	(235,741)	(467,934)	(691,783)	(593,755)

Net reserve for losses and loss expenses	$831,716	$1,537,458	$2,586,342	$2,657,442	$2,704,870	$3,070,456	$2,916,294	$3,084,186	$3,356,290	$3,549,093	$3,408,504
Net reserve estimated as of:
1 year later	695,036	1,374,996	2,528,603	2,498,055	2,548,330	2,526,733	2,562,560	2,820,600	3,037,139	3,326,701	—
2 years later	629,925	1,305,424	2,467,734	2,356,210	2,464,893	2,396,200	2,436,531	2,682,900	3,105,231	—	—
3 years later	607,614	1,256,798	2,371,899	2,277,847	2,284,478	2,317,976	2,335,969	2,631,029	—	—	—
4 years later	589,425	1,199,472	2,321,813	2,119,160	2,192,337	2,217,402	2,459,897	—	—	—	—
5 years later	568,421	1,152,412	2,194,657	2,054,334	2,090,463	2,512,746	—	—	—	—	—
6 years later	544,127	1,076,060	2,147,534	1,954,417	2,002,229	—	—	—	—	—	—
7 years later	513,050	1,058,305	2,073,443	1,895,092	—	—	—	—	—	—	—
8 years later	501,355	1,012,268	2,042,303	—	—	—	—	—	—	—	—
9 years later	487,945	991,775	—	—	—	—	—	—	—	—	—
10 years later	475,386	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy	356,330	545,683	544,039	762,350	702,641	557,710	456,397	453,157	251,059	222,392	—
Cumulative paid losses
1 year later	118,957	301,735	696,045	625,637	556,942	598,516	575,569	625,456	715,511	832,521	—
2 years later	183,475	454,300	1,128,689	943,966	855,911	978,677	975,939	992,629	1,224,681	—	—
3 years later	237,472	572,173	1,357,995	1,160,152	1,132,914	1,210,257	1,242,048	1,314,323	—	—	—
4 years later	281,056	649,498	1,506,370	1,300,833	1,277,304	1,417,278	1,472,937	—	—	—	—
5 years later	315,382	709,372	1,608,972	1,369,079	1,410,647	1,574,944	—	—	—	—	—
6 years later	341,362	757,993	1,651,108	1,454,358	1,476,146	—	—	—	—	—	—
7 years later	371,898	786,872	1,736,387	1,497,222	—	—	—	—	—	—	—
8 years later	384,629	818,060	1,770,081	—	—	—	—	—	—	—	—
9 years later	403,241	828,219	—	—	—	—	—	—	—	—	—
10 years later	406,779	—	—	—	—	—	—	—	—	—	—

The following table reconciles cumulative paid losses per the table above to the cumulative paid losses reported in the Company’s audited financial statements.

Years Ended December 31,	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Cumulative paid losses	$118,957	$301,735	$696,045	$625,637	$556,942	$598,516	$575,569	$625,456	$715,511	$832,521
Cumulative paid losses due to foreign exchange	(704)	5,522	23,708	52,350	(17,076)	(19,182)	(14,548)	(27,560)	17	5,561

Cumulative paid losses excluding the impact of foreign exchange	$118,253	$307,257	$719,753	$677,987	$539,866	$579,334	$561,021	$597,896	$715,528	$838,082

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

Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2013. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen to demonstrate the impact on the Company’s loss and loss expense reserves of variation in key inputs and, as described below, may not be reflective of actual changes in loss and loss expense reserves.

Insurance

Agriculture

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(2.2)%	(1.6)%	(0.9)%
Unchanged(1)	(0.7)%	—%	0.7%
10% Slower	0.8%	1.6%	2.4%

Casualty and other specialty Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(13.6)%	(9.0)%	(4.5)%
Unchanged	(5.1)%	—%	5.1%
10% Slower	6.7%	12.2%	17.7%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(13.2)%	(8.1)%	(3.1)%
Unchanged	(5.6)%	—%	5.6%
10% Slower	2.4%	8.5%	14.6%

Property Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(5.0)%	(3.8)%	(2.6)%
Unchanged	(1.3)%	—%	1.3%
10% Slower	3.7%	5.2%	6.6%

Reinsurance

Catastrophe

Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(3.9)%	(2.7)%	(1.6)%
Unchanged	(1.3)%	—%	1.3%
10% Slower	1.6%	3.0%	4.4%

Property Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(6.8)%	(4.2)%	(1.6)%
Unchanged	(2.8)%	—%	2.8%
10% Slower	2.2%	5.3%	8.3%

Casualty Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.3)%	(8.2)%	(4.1)%
Unchanged	(4.5)%	—%	4.5%
10% Slower	5.2%	10.1%	15.1%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.1)%	(7.2)%	(2.3)%
Unchanged	(5.4)%	—%	5.4%
10% Slower	1.2%	7.0%	12.8%

Other specialty Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(8.7)%	(5.6)%	(2.5)%
Unchanged	(3.4)%	—%	3.4%
10% Slower	4.3%	8.0%	11.6%

(1)	Reporting pattern changes are not applicable to the agricultural business as it is typically settled at an established time each year.

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

Ceded Reinsurance

Ceded premiums written were $616.3 million for the year ended December 31, 2013, $519.5 million for the year ended December 31, 2012 and $487.3 million for the year ended December 31, 2011. The increase in ceded premiums written was due to decreased retentions in our U.S. insurance operations, specifically related to the agriculture and professional lines of business, and the purchase of increased levels of protection within the catastrophe line of business in the Reinsurance segment. The Company’s U.S. and Bermuda insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by the Insurance segment. Our agriculture line of business participates in a crop reinsurance program sponsored by the U.S. federal government as well as utilizes third party reinsurance covers. Excess reinsurance coverage is often purchased in relation to the property insurance line of business to protect against catastrophic events.

At December 31, 2013 and 2012, the Company had reinsurance recoverables of $758.0 million and $774.9 million, respectively, related to its ceded reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded to the U.S. federal government in the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. At December 31, 2013 and 2012, the Company held collateral of $14.2 million and $11.5 million, respectively, related to its ceded reinsurance agreements. The Company has an allowance of nil for estimated uncollectible reinsurance recoverable balances at December 31, 2013 (2012 - $0.1 million). The balance of losses recoverable at December 31, 2013 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2013	December 31, 2012
	(U.S. dollars in thousands)
U.S. government sponsored program	$356,049	$423,803
A+ and above	253,665	214,358
A	135,949	125,694
A- and below	2,046	1,486
Not rated	10,266	9,601

Total	$757,975	$774,942

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

The Company’s intangible assets and goodwill are tested at least annually for impairment and more often if a triggering event is deemed to have occurred. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units identified include the agriculture line of business in the Insurance segment, the remaining Insurance segment lines of business, and the Reinsurance segment. The fair value of the reporting unit is impacted by the performance of the business. The Company uses discounted cash flow analyses to estimate fair value. There have been no significant changes in the Company’s methodologies from the prior year. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income.

During the fourth quarter of 2013, the Company performed its annual impairment testing of goodwill. The Company has two primary sources of goodwill – goodwill obtained from a renewal rights transaction completed in 2003 with HartRe and goodwill obtained from the Company’s acquisition of ARMtech in 2007. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe goodwill and the agriculture line of business of the Insurance segment in relation to the ARMtech goodwill. The Company used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both reporting units noted. As a result of the impairment testing, no write-downs were deemed necessary at December 31, 2013 and 2012.

Income Taxes

The Company is subject to income taxes on the operations of its subsidiaries and branch offices in the United States, United Kingdom, Switzerland and Singapore. The Company’s Canadian branch office was closed during the fourth quarter of 2012. The Company is not required to pay any income or capital gains taxes on its operations in Bermuda.

The Company’s income tax (expense) benefit was as follows for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
	(U.S. dollars in thousands)
Current income tax (expense) benefit	$(3,089)	$(5,029)	$13,518
Deferred income tax (expense) benefit	(2,764)	1,683	9,488

Income tax (expense) benefit	$(5,853)	$(3,346)	$23,006

Of the 2013 current income tax (expense) benefit, $(3.1) million related to taxes incurred in the United States (2012 – $(4.6) million; 2011 – $12.7 million). Of the deferred income tax (expense) benefit, $(2.8) million related to deferred income tax expense in the United States (2012 – $1.6 million; 2011 – $9.6 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.

Income tax refunds received in 2013 totaled $8.4 million. The Company paid net income taxes and received net refunds totaling $1.6 million and $15.7 million for the years ended December 31, 2012 and 2011, respectively. Net operating loss carryforwards in the amount of $80.3 million, $10.6 million, $5.3 million, and $9.9 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carry forwards expire through 2020 and 2033, respectively.

The Company’s income (loss) before income taxes was distributed as follows for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
	(U.S. dollars in thousands)
U.S. (domestic)	$13,103	$(186,882)	$(125,752)
Non-U.S. (foreign)	304,665	352,744	9,012

Pre-tax income (loss)	$317,768	$165,862	$(116,740)

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

Pre-tax income (loss) for our non-U.S. operations was favorable compared to our U.S. operations for the years ending December 31, 2013, 2012 and 2011 because our U.S. operations were impacted by losses resulting from our agriculture line of business that is underwritten by ARMtech due to declines in commodity prices in 2013 and extreme drought in 2012 and 2011. In addition, pre-tax income for our non-U.S. operations was higher compared to our U.S. operations for the year ending December 31, 2013. This higher pre-tax income resulted primarily from the more volatile catastrophe business underwritten in our non-U.S. operations during 2013 being relatively free of losses and thus generating higher levels of net underwriting income during the period. In addition, our non-U.S. operations hold a substantial amount of our invested assets and thus a larger portion of the Company’s investment income is earned in our non-U.S. operations as compared to our U.S. operations.

The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2013, the Internal Revenue Service conducted audits of income tax returns of the Company’s U.S. subsidiaries. The Canada Revenue Agency and Canadian provinces conducted inquiries of prior year income tax filings of the Company’s former Canadian branch. The audit and inquiry results were immaterial to the operations of the Company. None of the Company’s other operating subsidiaries or branch operations are under an examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2009 through 2013. As of December 31, 2013 and 2012, the Company had no uncertain tax positions.

Deferred Tax Assets and Liabilities

The Company is subject to income taxes in certain jurisdictions in which the Company operates; however, since the majority of the Company’s income is currently earned in Bermuda, a jurisdiction with no corporate income tax, the tax impact to the Company’s operations has historically been minimal. In 2013, the Company generated income before income taxes in its subsidiaries, which generated a consolidated 1.8% effective income tax rate. In 2012, certain subsidiaries of the Company in the U.S. generated losses, largely contributing to the Company’s income tax benefit.

The Company’s balance sheet at December 31, 2013 contains a net deferred tax asset in the amount of $51.7 million (2012 - $43.5 million deferred tax asset). The current year net deferred tax asset consists of gross deferred tax assets of $222.0 million, gross deferred tax liabilities of $47.6 million and a valuation allowance against certain operating loss carryforwards of $122.7 million (2012 - $85.8 million). Of the Company’s gross deferred tax assets, $106.1 million (2012 - $72.5 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s subsidiaries. The Company’s net operating losses may be carried forward indefinitely in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carryforwards expire in 2020 and 2033, respectively.

The 2013 and 2012 valuation allowances were established against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The increase in the valuation allowance was charged to the Company’s income tax expense during 2013. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been fairly stated as at December 31, 2013. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following is a discussion of our primary market risk exposures at December 31, 2013. Our policies to address these risks in 2013 were not materially different from 2012. The Company believes that it is principally exposed to nine types of market risk: interest rate risk, liquidity risk, foreign currency risk, investment and reinsurance counterparty credit risk, equity price risk, derivative counterparty credit risk, derivative interest rate risk, inflation, and energy and weather-related risk.

Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities to create a match of assets and liabilities. The duration of the assets comprising the fixed maturity portfolio increased during the 2013 calendar year from approximately 2.49 years at December 31, 2012 to 3.11 years at December 31, 2013. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2013, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed maturity portfolio of $5,704.8 million (2012 - $6,034.4 million) at December 31, 2013 and 2012 would have been as follows:

	Interest Rate Shift in Basis Points
December 31, 2013	-100	-50	-	50	100
	(U.S. dollars in millions)
Total market value	$5,791.3	$5,723.6	$5,704.8	$5,569.0	$5,489.7
Market value change from base	1.51%	0.33%	—%	(2.38)%	(3.77)%
Change in unrealized value	$86.5	$18.8	$—	$(135.8)	$(215.1)

	Interest Rate Shift in Basis Points
December 31, 2012	-100	-50	-	50	100
	(U.S. dollars in millions)
Total market value	$6,123.7	$6,091.2	$6,034.4	$5,967.2	$5,896.3
Market value change from base	1.48%	0.94%	—%	(1.11)%	(2.29)%
Change in unrealized value	$89.3	$56.8	$—	$(67.2)	$(138.1)

In addition, we consider the effect of credit spread movements on the market value of our fixed maturity investments, short-term investments and certain of our other investments that invest in fixed maturity securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed maturity securities falls, and the converse is also true.

The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the Company’s cash and fixed maturity portfolio at December 31, 2013 and 2012:

	Credit Spread Shift in Basis Points
December 31, 2013	-100	-50	-	50	100
	(U.S. dollars in millions)
Total market value	$5,850.1	$5,777.7	$5,704.8	$5,632.4	$5,567.1
Market value change from base	2.55%	1.28%	—%	(1.27)%	(2.41)%
Change in unrealized value	$145.3	$72.9	$—	$(72.4)	$(137.7)

	Credit Spread Shift in Basis Points
December 31, 2012	-100	-50	-	50	100
	(U.S. dollars in millions)
Total market value	$6,132.6	$6,083.2	$6,034.4	$5,985.0	$5,936.2
Market value change from base	1.63%	0.81%	—%	(0.82)%	(1.63)%
Change in unrealized value	$98.2	$48.8	$—	$(49.4)	$(98.2)

Another method used by the Company to evaluate investment portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the investment portfolio loss for this year period is expected to be less than or equal to 3.01% at December 31, 2013 and 1.89% at December 31, 2012.

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

For the year ended December 31, 2013, 15% (2012 - 13.5%) of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2013 were approximately 45%, 5%, 21%, and 15%, respectively (2012 - 38%, 3%, 14%, and 12%, respectively). As of December 31, 2013 and 2012, the Company’s principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $281.0 million and $48.0 million, respectively (2012 - $203.3 million and $60.1 million, respectively). The total estimated gross and net asset balances denominated in British Sterling were $277.9 million and $155.9 million, respectively (2012 - $225.0 million and $140.2 million, respectively). Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $20.4 million and $20.0 million increase or decrease in the net assets held by the Company at December 31, 2013 and 2012, respectively.

Investment Credit Risk. The Company has exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, equity securities and other investments. The Company’s risk management strategy and Investment Policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company attempts to limit its credit exposure by investing the fixed maturity portfolio primarily in investments rated A-/A3 or higher. In addition, the Company has limited its exposure to any single corporate issuer to approximately 1% of its fixed maturity portfolio.

The following table summarizes the fair value composition of the Company’s fixed maturity investments and short-term investments by investment ratings assigned by Standard & Poor’s, Moody’s or other rating agencies and by contractual maturity at December 31, 2013 and 2012. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2013	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities(1)	Asset-backed securities(1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$36,886	$612,785	$110,907	$8,765	$—	$—	$769,343
AAA / Aaa	11,862	179,177	12,936	—	466,840	302,005	972,820
AA / Aa	37,429	203,727	23,482	—	1,375,856	130,662	1,771,156
A / A	47,537	603,389	89,896	14,318	130,007	10,402	895,549
BBB	6,305	212,741	48,309	3,854	90,465	2,048	363,722
Below BBB	400	3,421	1,770	—	49,641	11,559	66,791
Not rated	5,234	—	1,186	—	11,631	1,560	19,611

Total	$145,653	$1,815,240	$288,486	$26,937	$2,124,440	$458,236	$4,858,992

(1)

The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 3.68 and 0.76, respectively, as of December 31, 2013. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

December 31, 2012	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities(1)	Asset-backed securities(1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$21,223	$521,423	$184,073	$10,816	$—	$—	$737,535
AAA / Aaa	5,134	184,638	25,851	5,401	468,596	303,657	993,277
AA / Aa	55,952	221,349	11,676	893	1,381,499	149,881	1,821,250
A / A	50,397	679,727	134,545	8,480	117,668	2,490	993,307
BBB	3,783	126,428	29,530	3,016	54,233	2,027	219,017
Below BBB	790	31,445	43,257	4,865	57,807	5,034	143,198
Not rated	288	652	167	332	1,357	—	2,796

Total	$137,567	$1,765,662	$429,099	$33,803	$2,081,160	$463,089	$4,910,380

(1)

The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 2.68 and 1.07, respectively, as of December 31, 2012. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

Credit Risk of Reinsurance Counterparties. In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. When reinsurance or retrocessional reinsurance is purchased, the Company requires its reinsurers to have strong financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable on paid and unpaid losses at December 31, 2013 was $758.0 million (2012 - $774.9 million). At December 31, 2013 and 2012, the Company held collateral of $14.2 million and $11.5 million, respectively, related to its ceded reinsurance agreements. At December 31, 2013, the Company had an allowance of nil (2012 - $0.1 million) for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2013 and 2012 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2013	December 31, 2012
	(U.S. dollars in thousands)
U.S. government sponsored program	$356,049	$423,803
A+ and above	253,665	214,358
A	135,949	125,694
A- and below	2,046	1,486
Not rated	10,266	9,601

Total	$757,975	$774,942

Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities. At December 31, 2013, the fair market value of the equity portfolio was $252.5 million (2012 - $87.0 million). These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio excluding perpetual preferred equities has a beta of 0.53 (2012 - 0.65) in comparison to the S&P 500 Index.

In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company’s equity securities. These scenarios would result in approximate decreases in the fair market value of the Company’s equity securities of $13.5 million and $27.0 million, respectively (2012 - $5.7 million and $11.4 million, respectively). As we designate all equities as available for sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20% decrease	% change	10% decrease	% change	December 31, 2013	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(26,957)	(10.68)%	$(13,478)	(5.34)%	$252,466	$13,478	5.34%	$26,957	10.68%
Total invested assets(1)	$(26,957)	(0.41)%	$(13,478)	(0.21)%	$6,500,650	$13,478	0.21%	$26,957	0.41%
Shareholders’ equity	$(26,957)	(0.93)%	$(13,478)	(0.47)%	$2,886,549	$13,478	0.47%	$26,957	0.93%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.

	20% decrease	% change	10% decrease	% change	December 31, 2012	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(11,372)	(13.07)%	$(5,686)	(6.54)%	$86,997	$5,686	6.54%	$11,372	13.07%
Total invested assets(1)	$(11,372)	(0.17)%	$(5,686)	(0.09)%	$6,566,617	$5,686	0.09%	$11,372	0.17%
Shareholders’ equity	$(11,372)	(0.42)%	$(5,686)	(0.21)%	$2,710,597	$5,686	0.21%	$11,372	0.42%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.

The changes described above do not take into account any potential mitigating impact from the Company’s fixed income or other investments portfolios or the impact of taxes.

Derivative Counterparty Credit Risk. In addition to the Company’s exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities, other investments, and the Company’s exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt of payment of margin. At December 31, 2013, the Company’s absolute notional value of derivative contracts was $795.1 million (2012 - $78.4 million), while the net asset position of those derivative contracts was $58.8 million (2012 - $11.9 million).

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

The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in market value of our net position in swaptions, credit default swaps and interest rate swaps of approximately $1.0 million at December 31, 2013 (2012 - $1.3 million). Credit spreads are assumed to remain constant in these hypothetical examples.

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

Energy and Weather-Related Risk. We regularly transact in certain derivative-based risk management products primarily to address weather and energy risks and engage in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of our derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. Generally, our current portfolio of such derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature. Over time, we expect that our participation in these markets, and the impact of these operations on our financial results, is likely to increase on both an absolute and relative basis. It is possible the duration of derivative contracts in this portfolio will lengthen in the future.

We use, among other things, VaR analysis to monitor the risks associated with our energy and weather derivatives trading portfolio. VaR is a tool that measures the potential loss that could occur if our trading positions were maintained over a defined period of time, calculated at a given statistical confidence level. Due to the seasonal nature of our energy and weather derivatives trading activities, the VaR is based on a rolling season (six month) holding period assuming no dynamic trading during the holding period. A 99.6% confidence level is used for the VaR analysis. A 99.6% confidence level implies that within a seasonal period, the potential loss in our portfolio is not expected to exceed the VaR estimate in 99.6% of the possible modeled outcomes. In the remaining estimated 0.4% of the possible outcomes, the anticipated potential loss is expected to be higher than the VaR figure, and on average substantially higher.

The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. We then estimate the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes are realized. The 99.6 percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming appropriate distributions of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. We expect that, for any given period, our actual results will differ from our assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR. At December 31, 2013, the estimated VaR for our portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99.6% confidence level, was $24.0 million. The average, low and high amounts calculated by our VaR analysis during the year ended December 31, 2013 were $8.9 million, nil and $24.0 million, respectively. Refer to Note 8 – “Derivatives” in the Notes to the Consolidated Financial Statements of the Company for additional information related to derivative-based risk management products.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited Endurance Specialty Holdings Ltd.‘s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Endurance Specialty Holdings Ltd.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Endurance Specialty Holdings Ltd. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.‘s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 25, 2014

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(In thousands of United States dollars except share amounts)

	DECEMBER 31, 2013	DECEMBER 31, 2012
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,802,580 and $4,728,596 at December 31, 2013 and 2012, respectively)	$4,823,964	$4,868,150
Short-term investments, available for sale at fair value (amortized cost: $35,029 and $42,224 at December 31, 2013 and 2012, respectively)	35,028	42,230
Equity securities, available for sale at fair value (cost: $227,828 and $76,997 at December 31, 2013 and 2012, respectively)	252,466	86,997
Other investments	617,478	517,546

Total investments	5,728,936	5,514,923
Cash and cash equivalents	845,851	1,124,019
Premiums receivable, net	669,198	601,952
Insurance and reinsurance balances receivable	127,722	105,663
Deferred acquisition costs	186,027	168,252
Prepaid reinsurance premiums	187,209	166,702
Reinsurance recoverable on unpaid losses	593,755	691,783
Reinsurance recoverable on paid losses	164,220	83,159
Accrued investment income	24,104	27,166
Goodwill and intangible assets	165,378	172,000
Deferred tax asset	51,703	43,501
Net receivable on sales of investments	54,910	9,144
Other assets	179,109	86,708

Total assets	$8,978,122	$8,794,972

LIABILITIES
Reserve for losses and loss expenses	$4,002,259	$4,240,876
Reserve for unearned premiums	1,018,851	965,244
Deposit liabilities	19,458	22,220
Reinsurance balances payable	181,061	110,843
Debt	527,478	527,339
Net payable on purchases of investments	129,047	81,469
Other liabilities	213,419	136,384

Total liabilities	6,091,573	6,084,375

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2012 - $430,000)	17,200	17,200
Common shares
Ordinary - 44,368,742 issued and outstanding (2012 - 43,116,394)	44,369	43,116
Additional paid-in capital	569,116	527,915
Accumulated other comprehensive income	62,731	152,463
Retained earnings	2,193,133	1,969,903

Total shareholders’ equity	2,886,549	2,710,597

Total liabilities and shareholders’ equity	$8,978,122	$8,794,972

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(In thousands of United States dollars, except share and per share amounts)

	2013	2012	2011
Revenues
Gross premiums written	$2,665,244	$2,549,026	$2,467,114
Ceded premiums written	(616,311)	(519,531)	(487,293)

Net premiums written	2,048,933	2,029,495	1,979,821
Change in unearned premiums	(32,449)	(15,595)	(48,428)

Net premiums earned	2,016,484	2,013,900	1,931,393
Net investment income	166,216	173,326	147,037
Net realized and unrealized investment gains	15,164	72,139	31,671
Total other-than-temporary impairment losses	(1,616)	(364)	(2,659)
Portion of loss recognized in other comprehensive (loss) income	—	(483)	(861)

Net impairment losses recognized in earnings (losses)	(1,616)	(847)	(3,520)
Other underwriting loss	(2,046)	(2,183)	(3,547)

Total revenues	2,194,202	2,256,335	2,103,034

Expenses
Net losses and loss expenses	1,219,684	1,520,995	1,632,666
Acquisition expenses	304,430	303,179	282,911
General and administrative expenses	294,906	235,689	264,152
Amortization of intangibles	7,012	10,347	11,213
Net foreign exchange losses (gains)	14,214	(15,911)	(7,422)
Interest expense	36,188	36,174	36,254

Total expenses	1,876,434	2,090,473	2,219,774

Income (loss) before income taxes	317,768	165,862	(116,740)
Income tax (expense) benefit	(5,853)	(3,346)	23,006

Net income (loss)	311,915	162,516	(93,734)
Preferred dividends	(32,750)	(32,750)	(24,125)

Net income (loss) available (attributable) to common and participating common shareholders	$279,165	$129,766	$(117,859)

Comprehensive income (loss)
Net income (loss)	$311,915	$162,516	$(93,734)
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the year (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income tax expense (benefit) in 2013 - $10,613; 2012 - $6,155; 2011 - ($6,914))	(95,781)	18,916	13,159
Foreign currency translation adjustments	5,960	3,067	(1,268)
Reclassification adjustment for net losses on derivatives designated as cash flow hedge included in net income (loss)	89	88	88

Other comprehensive (loss) income	(89,732)	22,071	11,979

Comprehensive income (loss)	$222,183	$184,587	$(81,755)

Per share data
Basic earnings (losses) per common share	$6.37	$3.00	$(2.95)

Diluted earnings (losses) per common share	$6.37	$3.00	$(2.95)

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands of United States dollars)

	2013	2012	2011
Preferred shares
Balance, beginning of year	17,200	17,200	8,000
Issuance of series B, non-cumulative preferred shares	—	—	9,200

Balance, end of year	$17,200	$17,200	$17,200

Common shares
Balance, beginning of year	43,116	43,087	47,218
Issuance of common shares, net of forfeitures	1,571	280	3,360
Repurchase of common shares	(318)	(251)	(7,491)

Balance, end of year	44,369	43,116	43,087

Additional paid-in capital
Balance, beginning of year	527,915	526,910	613,915
Issuance of common shares, net of forfeitures	30,480	2,820	23,329
Issuance of series B, non-cumulative preferred shares	—	—	214,822
Public offering and registration costs	—	—	(586)
Repurchase of common shares and share equivalents	(14,266)	(9,754)	(333,313)
Settlement of equity awards	(3,001)	(3,272)	(6,074)
Stock-based compensation expense	27,988	11,211	14,817

Balance, end of year	569,116	527,915	526,910

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of year	12,676	9,609	10,877
Foreign currency translation adjustments	5,960	3,067	(1,268)

Balance, end of year	18,636	12,676	9,609

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of year	141,731	122,815	109,656
Net unrealized holding (losses) gains arising during the year, net of other-than-temporary impairment losses and reclassification adjustment	(95,781)	18,916	13,159

Balance, end of year	45,950	141,731	122,815

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(1,944)	(2,032)	(2,120)
Net change from current period hedging transactions, net of reclassification adjustment	89	88	88

Balance, end of year	(1,855)	(1,944)	(2,032)

Total accumulated other comprehensive income	62,731	152,463	130,392

Retained earnings
Balance, beginning of year	1,969,903	1,893,576	2,060,607
Net income (loss)	311,915	162,516	(93,734)
Dividends on preferred shares	(32,750)	(32,750)	(24,125)
Dividends on common shares	(55,935)	(53,439)	(49,172)

Balance, end of year	2,193,133	1,969,903	1,893,576

Total shareholders’ equity	$2,886,549	$2,710,597	$2,611,165

See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands of United States dollars)

	2013	2012	2011
Cash flows provided by operating activities:
Net income (loss)	$311,915	$162,516	$(93,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	53,336	26,077	17,878
Amortization of other intangibles and depreciation	21,250	22,678	24,023
Net realized and unrealized investment gains	(15,164)	(72,139)	(31,671)
Net impairment losses recognized in earnings (losses)	1,616	847	3,520
Deferred taxes	2,412	(5,828)	(9,324)
Stock-based compensation expense	27,988	11,211	14,817
Equity in (earnings) losses of other investments	(64,321)	(49,059)	694
Premiums receivable, net	(67,246)	(57,935)	251,710
Insurance and reinsurance balances receivable	(22,059)	(12,953)	(65,877)
Deferred acquisition costs	(17,775)	(2,203)	(11,565)
Prepaid reinsurance premiums	(20,507)	(17,032)	(41,693)
Reinsurance recoverable on unpaid losses	98,028	(223,849)	(232,193)
Reinsurance recoverable on paid losses	(81,061)	115,835	(110,337)
Accrued investment income	3,062	2,542	3,226
Other assets	(10,372)	19,464	5,690
Reserve for losses and loss expenses	(238,617)	416,652	504,297
Reserve for unearned premiums	53,607	33,136	89,954
Deposit liabilities	(2,762)	(4,667)	(5,618)
Reinsurance balances payable	70,218	(78,645)	(39,904)
Other liabilities	54,376	(3,180)	7,392

Net cash flows provided by operating activities	157,924	283,468	281,285

Cash flows (used in) provided by investing activities
Proceeds from sales of available for sale investments	3,374,002	4,143,528	3,034,880
Proceeds from maturities and calls on available for sale investments	649,337	943,445	1,086,854
Proceeds from the redemption of other investments	31,961	79,225	14,493
Purchases of available for sale investments	(4,259,800)	(4,964,345)	(3,870,547)
Purchases of other investments	(67,572)	(115,054)	(71,193)
Net settlements of other assets	(50,355)	(15,123)	(457)
Purchases of fixed assets	(24,960)	(23,855)	(11,254)
Change in securities lending collateral received	—	—	59,886
Net cash paid for subsidiary acquisition	(390)	(1,519)	(4,557)

Net cash flows (used in) provided by investing activities	(347,777)	46,302	238,105

Cash flows used in financing activities
Issuance of common shares	31,884	2,935	26,489
Issuance of series B, non-cumulative preferred shares	—	—	224,022
Repurchase of common shares	(14,584)	(10,005)	(344,272)
Change in securities lending payable	—	—	(59,886)
Settlement of equity awards	(3,001)	(3,272)	(6,074)
Offering and registration costs paid	—	—	(586)
Proceeds from issuance of debt	703	972	847
Repayments and repurchases of debt	(768)	(2,017)	(1,345)
Dividends on preferred shares	(32,750)	(32,750)	(24,125)
Dividends on common shares	(55,906)	(53,439)	(49,172)

Net cash flows used in financing activities	(74,422)	(97,576)	(234,102)

Effect of exchange rate changes on cash and cash equivalents	(13,893)	911	(4,226)

Net (decrease) increase in cash and cash equivalents	(278,168)	233,105	281,062
Cash and cash equivalents, beginning of year	1,124,019	890,914	609,852

Cash and cash equivalents, end of year	$845,851	$1,124,019	$890,914

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

The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies that began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24-month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period.

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

The Company’s reserve for losses and loss expenses includes case reserves and reserves for losses incurred but not reported (referred to as “IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Case reserves and IBNR reserves are established by management based on reports from reinsurance intermediaries, ceding companies and insureds, and consultations with independent legal counsel. In addition, reserves for IBNR losses and loss expenses are established by management based on reported losses and loss expenses, and actuarially determined estimates of ultimate losses and loss expenses.

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

The Company currently classifies its fixed maturity investments, short-term investments and equity securities as “available for sale” and, accordingly, they are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings (losses) and included in shareholders’ equity as a component of accumulated other comprehensive income. Investment transactions are recorded on a trade date basis. The Company determines the fair value of its available for sale investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:

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

If the Company has the intent to sell an available for sale security in an unrealized loss position or it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the value to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings (losses) as an other-than-temporary impairment (“OTTI”) loss.

For fixed maturity and short-term investments in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the security, the Company performs additional reviews to determine whether the investment will recover its amortized cost.

If the amortized cost of the Company’s fixed maturity and short-term investments is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings (losses) as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.

To the extent the Company determines that the amortized cost of the Company’s fixed maturity and short-term investments is likely to be recovered and the decline in value is related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s Consolidated Balance Sheets.

For equity securities, the Company considers its ability and intent to hold the equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When the Company determines that the decline in value of an equity security is other-than-temporary, the Company reduces the cost of the equity security to its fair value and recognizes the loss in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The new cost basis is not changed for subsequent recoveries in fair value.

Other investments within the Company’s investment portfolio, which are comprised of (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield debt securities, distressed debt, distressed real estate, derivatives, and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”) are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative and specialty funds, our investments in those funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

(e)	Cash equivalents and short-term investments

Cash equivalents include highly liquid short-term deposits and securities with maturities of ninety days or less at the time of purchase. Cash equivalents are valued at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities. Deposits and securities with maturities greater than ninety days and less than one year are classified as short-term investments.

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

The Company may use various derivative instruments such as foreign exchange forward, future and option contracts; interest rate futures, swaps, swaptions, and options; credit default swaps; commodity futures and options; weather swaps and options; and to-be-announced mortgage-backed securities. Except for a cash flow hedge entered into in 2004 as disclosed in Note 8, these derivative instruments are used to manage exposure to interest rate and currency risk, to enhance the efficiency of the Company’s investment portfolio, to economically hedge certain risks, and as part of its weather risk management business. These derivative instruments do not qualify, and are not designated, as hedges. Thus, changes in fair value and any realized gains (losses) are recognized in net realized and unrealized gains, net foreign exchange losses (gains), or other underwriting loss in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Margin balances required of counterparties are included in cash and cash equivalents. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions may be netted by the counterparty.

(j)	Income taxes

The Company accounts for income taxes for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The accounting guidance allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax (expense) benefit.

(k)	Stock compensation and other stock plans

The Company has a share-based employee and non-employee director equity incentive plan (“2007 Equity Incentive Plan”) and other share plans, which are described more fully in Note 15. The fair value of the compensation cost incurred under these plans is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards under the 2007 Equity Incentive Plan generally vest over four years for employees and one year for non-employee directors.

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

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to report, in one location, information about reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI into net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes to the financial statements) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified into net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note to the financial statements). ASU 2013-02 was effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this standard prospectively on January 1, 2013. This standard resulted in additional disclosure in Note 12 to the consolidated financial statements, “Shareholders’ equity”.

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

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Available for sale investments	$113,074	$135,841	$160,580
Other investments	64,321	49,059	(694)
Cash and cash equivalents	2,752	1,616	924

	$180,147	$186,516	$160,810
Investment expenses	(13,931)	(13,190)	(13,773)

Net investment income	$166,216	$173,326	$147,037

The following table summarizes the composition of the investment portfolio by investment type at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$4,823,964	74.2%	$4,868,150	74.2%
Cash and cash equivalents(1)	771,714	11.9%	1,051,694	16.0%
Other investments(2)	617,478	9.5%	517,546	7.9%
Short-term investments	35,028	0.5%	42,230	0.6%
Equity securities	252,466	3.9%	86,997	1.3%

Total	$6,500,650	100.0%	$6,566,617	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at December 31, 2013 and 2012. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	December 31, 2013		December 31, 2012
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$769,343	15.8%	$737,535	15.0%
AAA/Aaa	972,820	20.0%	993,277	20.2%
AA/Aa	1,771,156	36.5%	1,821,250	37.1%
A/A	895,549	18.4%	993,307	20.2%
BBB	363,722	7.5%	219,017	4.5%
Below BBB	66,791	1.4%	143,198	2.9%
Not rated	19,611	0.4%	2,796	0.1%

Total	$4,858,992	100.0%	$4,910,380	100.0%

(1)	The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings, Inc. is used.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of December 31, 2013 and 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$144,814	$145,653	$136,283	$137,567
Due after one year through five years	1,808,001	1,815,240	1,725,927	1,765,662
Due after five years through ten years	290,391	288,486	410,755	429,099
Due after ten years	26,344	26,937	29,654	33,803
Residential mortgage-backed securities	1,176,945	1,171,553	1,252,468	1,280,579
Commercial mortgage-backed securities	936,358	952,887	741,178	781,379
Asset-backed securities	454,756	458,236	474,555	482,291

Total	$4,837,609	$4,858,992	$4,770,820	$4,910,380

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments”. At December 31, 2013 and 2012, the Company had invested, net of capital returned, a total of $440.9 million and $394.5 million, respectively, in other investments. At December 31, 2013 and 2012, the carrying value of other investments was $617.5 million and $517.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of December 31, 2013 and 2012:

December 31, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption in 2014
Alternative funds
Hedge funds	$401,438	$—	$47,406
Private investment funds	59,703	57,997	59,703

Total alternative funds	461,141	57,997	107,109

Specialty funds
High yield loan funds	111,254	—	—
Convertible debt funds	45,083	—	—

Total specialty funds	156,337	—	—

Total other investments	$617,478	$57,997	$107,109

December 31, 2012	Market Value	Unfunded Commitments	Ineligible for Redemption in 2013
Alternative funds
Hedge funds	$337,200	$—	$61,161
Private investment funds	35,219	29,483	35,219

Total alternative funds	372,419	29,483	96,380

Specialty funds
High yield loan funds	105,886	—	—
Convertible debt funds	39,241	—	—

Total specialty funds	145,127	$—	$—

Total other investments	$517,546	$29,483	$96,380

Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 88% of the hedge fund portfolio, with the remainder over the following two years.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Private investment funds – The Company generally has no right to redeem its interest in any private investment funds in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the distribution of income or the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership. A secondary market, with unpredictable liquidity, exists for limited partner interests in private investment funds.

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

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings (losses) using the first in, first out method. The analysis of net realized and unrealized investment gains and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Gross realized gains on investment sales	$40,018	$77,474	$50,884
Gross realized losses on investment sales	(25,521)	(6,164)	(18,500)
Change in fair value of derivative financial instruments(1)	667	829	(713)

Net realized and unrealized investment gains	$15,164	$72,139	$31,671

(1)	For additional information on the Company’s derivative financial instruments, see Note 8.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit OTTI losses on the Company’s securities classified as available for sale at December 31, 2013 and 2012 are as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$771,227	$5,735	$(7,619)	$769,343	$—
U.S. state and municipal securities	27,138	111	(395)	26,854	—
Foreign government securities	183,650	1,003	(2,006)	182,647	—
Government guaranteed corporate securities	34,921	274	(50)	35,145	—
Corporate securities	1,217,585	16,225	(6,511)	1,227,299	—
Residential mortgage-backed securities	1,176,945	16,530	(21,922)	1,171,553	(4,257)
Commercial mortgage-backed securities(1)	936,358	24,673	(8,144)	952,887	(47)
Asset-backed securities	454,756	4,377	(897)	458,236	(163)

Total fixed maturity investments	$4,802,580	$68,928	$(47,544)	$4,823,964	$(4,467)
Short-term investments	35,029	1	(2)	35,028	—

Total fixed income investments	$4,837,609	$68,929	$(47,546)	$4,858,992	$(4,467)

Equity securities
Equity investments	$152,525	$24,139	$(1,995)	$174,669	$—
Emerging market debt funds	60,250	594	—	60,844	—
Preferred equity investments	6,325	1,977	(79)	8,223	—
Short-term fixed income fund	8,728	2	—	8,730	—

Total equity securities	$227,828	$26,712	$(2,074)	$252,466	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $18.7 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2013, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.1 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$718,992	$18,596	$(53)	$737,535	$—
U.S. state and municipal securities	37,952	1,119	(177)	38,894	—
Foreign government securities	106,218	3,264	(145)	109,337	—
Government guaranteed corporate securities	62,782	1,682	—	64,464	—
Corporate securities	1,334,451	40,555	(1,335)	1,373,671	—
Residential mortgage-backed securities	1,252,468	30,426	(2,315)	1,280,579	(5,686)
Commercial mortgage-backed securities(1)	741,178	41,737	(1,536)	781,379	(53)
Asset-backed securities	474,555	8,435	(699)	482,291	(198)

Total fixed maturity investments	$4,728,596	$145,814	$(6,260)	$4,868,150	$(5,937)
Short-term investments	42,224	6	—	42,230	—

Total fixed income investments	$4,770,820	$145,820	$(6,260)	$4,910,380	$(5,937)

Equity securities
Equity investments	$59,736	$7,194	$(620)	$66,310	$—
Emerging market debt funds	10,000	576	—	10,576	—
Preferred equity investments	7,261	2,851	(1)	10,111	—

Total equity securities	$76,997	$10,621	$(621)	$86,997	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $8.5 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2012, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.4 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2013 and 2012, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
December 31, 2013	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(7,359)	$382,593	$(260)	$6,050	$(7,619)	$388,643
U.S. state and municipal securities	(395)	20,452	—	—	(395)	20,452
Foreign government securities	(1,981)	139,503	(25)	5,261	(2,006)	144,764
Government guaranteed corporate securities	(50)	13,326	—	—	(50)	13,326
Corporate securities	(5,959)	478,287	(552)	28,690	(6,511)	506,977
Residential mortgage-backed securities	(17,565)	520,906	(4,357)	102,446	(21,922)	623,352
Commercial mortgage-backed securities	(7,664)	377,969	(480)	19,183	(8,144)	397,152
Asset-backed securities	(745)	178,280	(152)	7,011	(897)	185,291

Total fixed maturity investments	$(41,718)	$2,111,316	$(5,826)	$168,641	$(47,544)	$2,279,957
Short-term investments	(2)	2,468	—	—	(2)	2,468

Total fixed income investments	$(41,720)	$2,113,784	$(5,826)	$168,641	$(47,546)	$2,282,425

Equity securities
Equity investments	$(1,995)	$36,751	$—	$—	$(1,995)	$36,751
Preferred equity investments	(79)	2,987	—	—	(79)	2,987

Total equity securities	$(2,074)	$39,738	$—	$—	$(2,074)	$39,738

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2013.

As of December 31, 2013, 880 available for sale securities were in an unrealized loss position aggregating $49.6 million. Of those, 71 securities with aggregated unrealized losses of $5.8 million at December 31, 2013 had been in a continuous unrealized loss position for twelve months or greater.

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

The analysis of OTTI for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Total other-than-temporary impairment losses	$(1,616)	$(364)	$(2,659)
Portion of loss recognized in other comprehensive (loss) income	—	(483)	(861)

Net impairment losses recognized in earnings (losses)	$(1,616)	$(847)	$(3,520)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $1.6 million (2012 - $0.8 million; 2011 - $3.5 million) of OTTI losses recognized by the Company for the year ended December 31, 2013, the majority was related to reductions in expected recovery values on mortgage-backed securities during the period, and expected losses on corporate securities following the Company’s decision to liquidate a specific portfolio. The unrealized losses on the Company’s fixed income securities at December 31, 2013 were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. At December 31, 2013, the Company did not have the intent to sell any of the remaining fixed maturity investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings (losses) for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Beginning balance	$(2,000)	$(2,225)	$(10,214)
Addition for the amount related to the credit loss for which an other-than- temporary impairment was not previously recognized	—	(3)	(46)
Addition for the amount related to the credit loss for which an other-than- temporary impairment was previously recognized	—	(502)	(1,226)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the year	447	730	9,261

Ending balance at December 31	$(1,553)	$(2,000)	$(2,225)

Variable Interest Entities

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of December 31, 2013 and 2012. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Consolidated Balance Sheets and any unfunded investment commitments.

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

•

Equity securities – These securities are generally priced by pricing services or index providers. Depending on the type of underlying equity security or equity fund, the securities are generally priced by pricing services or index providers based on quoted market prices in active markets or through a discounted cash flow model that incorporates benchmark curves for treasury, swap and credit for like or similar securities. The Company generally classifies the fair values of its preferred equity securities in Level 1 or 2.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

•

Other assets and liabilities – A portion of other assets and liabilities are composed of a variety of derivative instruments used to enhance the efficiency of the investment portfolio and economically hedge certain risks. These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs. Also included in this line item are proprietary, non-exchange traded derivative-based risk management products primarily used to address weather and energy risks. The trading market for these weather derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. In instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and classifies these in Level 3. These models may reference prices for similar instruments.

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

•

Other investments – Other investments are comprised of alternative funds and specialty funds and are generally priced on net asset values (“NAV”) received from the fund managers or administrators. Due to the timing of the delivery of the final NAV by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end NAVs, period end estimates, or, in some cases, prior month or prior quarter NAVs. As this valuation technique incorporates both observable and significant unobservable inputs, the Company generally classifies the fair value of its other investments in Level 3.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments, and other financial instruments not described above approximated their fair values at December 31, 2013 and 2012.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2013:

		Fair Value Measurements at December 31, 2013
	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$769,343	$20,248	$749,095	$—
U.S. state and municipal securities	26,854	—	26,854	—
Foreign government securities	182,647	—	182,647	—
Government guaranteed corporate securities	35,145	—	35,145	—
Corporate securities	1,227,299	—	1,226,553	746
Residential mortgage-backed securities	1,171,553	—	1,171,305	248
Commercial mortgage-backed securities	952,887	—	949,547	3,340
Asset-backed securities	458,236	—	455,242	2,994

Total fixed maturity investments	$4,823,964	$20,248	$4,796,388	$7,328
Equity securities
Equity investments	174,669	117,776	56,893	—
Emerging market debt funds	60,844	—	60,844	—
Preferred equity investments	8,223	—	8,223	—
Short-term fixed income fund	8,730	8,730	—	—

Total equity securities	$252,466	$126,506	$125,960	$—
Short-term investments	35,028	—	35,028	—
Other investments	617,478	—	—	617,478
Other assets (see Note 8)	108,272	—	94,234	14,038

Total assets	$5,837,208	$146,754	$5,051,610	$638,844

Liabilities
Other liabilities (see Note 8)	$49,435	$—	$29,866	$19,569
Debt	575,115	—	575,115	—

Total liabilities	$624,550	$—	$604,981	$19,569

During 2013, there were no transfers into Level 1; however, the Company purchased current issue U.S. government securities and exchange traded equity securities, which are classified as Level 1 securities. U.S. government securities were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.

During 2013, certain fixed maturity investments were transferred from Level 3 to Level 2. The reclassifications were largely related to asset-backed and commercial mortgage-backed securities. During the year, the market activity for these securities increased and observable inputs became available. In addition, the Company purchased asset-backed securities, which are classified as Level 3 securities, as no observable price was available. The Company used pricing models with significant unobservable inputs in order to determine the fair value of these securities.

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

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2012:

		Fair Value Measurements at December 31, 2012
	Total at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$737,535	$39,889	$697,646	$—
U.S. state and municipal securities	38,894	—	38,894	—
Foreign government securities	109,337	—	109,337	—
Government guaranteed corporate securities	64,464	—	64,464	—
Corporate securities	1,373,671	—	1,373,671	—
Residential mortgage-backed securities	1,280,579	—	1,280,223	356
Commercial mortgage-backed securities	781,379	—	777,049	4,330
Asset-backed securities	482,291	—	478,480	3,811

Total fixed maturity investments	$4,868,150	$39,889	$4,819,764	$8,497
Equity securities
Equity investments	66,310	66,310	—	—
Emerging market debt funds	10,576	—	10,576	—
Preferred equity investments	10,111	—	10,111	—

Total equity securities	$86,997	$66,310	$20,687	$—
Short-term investments	42,230	—	42,230	—
Other investments	517,546	—	—	517,546
Other assets (see Note 8)	21,570	—	20,688	882

Total assets	$5,536,493	$106,199	$4,903,369	$526,925

Liabilities
Other liabilities (see Note 8)	$9,621	$—	$7,699	$1,922
Debt	592,677	—	592,677	—

Total liabilities	$602,298	$—	$600,376	$1,922

Level 3 assets represented 10.9% and 9.5% of the Company’s total available for sale investments, other investments and derivative instruments at December 31, 2013 and 2012, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities, asset-backed securities, investments in alternative and specialty funds, and weather derivatives. The NAV used to measure the fair value the Company’s other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company’s valuation techniques for the year ended December 31, 2013.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Other assets and other liabilities measured at fair value include assets of $14.0 million (2012 - $0.9 million) and liabilities of $19.6 million (2012 - $1.9 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company’s weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.

Observable and unobservable inputs to these valuation techniques vary by contract requirements and commodity type, are validated using market-based or independently sourced parameters where applicable and may typically include the following, if applicable, dependent on contract requirements and commodity type:

•	observable inputs: contract price, notional, option strike, term to expiry, interest rate, contractual limits;

•	unobservable inputs: correlation; and

•	both observable and unobservable: forward commodity price, forward weather curve.

The range of each unobservable input could vary based on the specific commodity, including, but not limited to natural gas, electricity, crude, liquids, temperature or precipitation. Due to the diversity of the portfolio, the range of unobservable inputs could be wide-spread as reflected in the below table on quantitative information.

If a trade has one or more significant valuation inputs that are unobservable, such trades are initially valued at the transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the initial valuation, the Company updates market observable inputs to reflect observable market changes. The unobservable inputs are validated at each reporting period and are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data.

Changes in any or all of the unobservable inputs listed above may contribute positively or negatively to the overall portfolio fair value depending upon the underlying position. In general, movements in weather curves are the largest contributing factor that impact fair value.

Below is a summary of quantitative information regarding the significant observable and unobservable inputs used in determining the fair value of assets and liabilities classified in Level 3 which are measured at fair value on a recurring basis:

December 31, 2013
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
Weather and energy related derivatives Net liability	$5,531	Historical Analysis and Simulation	Correlation	0	1	See above
			Weather curve	0	7,940	See above
			Commodity curve	$0.65	$10.00	See above

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

There were no impairment losses on Level 3 securities recognized in earnings for the year ended December 31, 2013. Impairment losses of $0.1 million were recognized for the year ended December 31, 2012.

The following tables present a reconciliation of the beginning and ending balances for all available for sale investments, other investments and derivative instruments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2013 and 2012.

December 31, 2013	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$8,497	$517,546	$882	$526,925	$(1,922)
Total equity income and realized gains included in earnings	127	86,605	—	86,732	—
Total equity losses and losses included in earnings	(17)	(22,284)	—	(22,301)	—
Total income included in other underwriting loss	—	—	10,452	10,452	7,340
Total loss included in other underwriting loss	—	—	(6,927)	(6,927)	(11,126)
Change in unrealized gains included in other comprehensive loss	749	—	—	749	—
Change in unrealized losses included in other comprehensive loss	(305)	—	—	(305)	—
Purchases	1,665	67,571	2,994	72,230	(587)
Issues	—	—	6,637	6,637	(13,274)
Sales	(6,654)	(31,960)	—	(38,614)	—
Transfers into Level 3	11,729	—	—	11,729	—
Transfers out of Level 3	(8,463)	—	—	(8,463)	—

Level 3, end of year	$7,328	$617,478	$14,038	$638,844	$(19,569)

December 31, 2012	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$10,394	$—	$—	$10,394	$—
Total equity income and realized gains included in earnings	59	47,908	—	47,967	—
Total equity losses and losses included in earnings	(22)	(21,974)	—	(21,996)	—
Change in unrealized gains included in other comprehensive income	2,241	—	—	2,241	—
Change in unrealized losses included in other comprehensive income	(308)	—	—	(308)	—
Purchases	(38)	113,379	—	113,341	—
Issues	—	—	882	882	(1,922)
Sales	(3,721)	(54,195)	—	(57,916)	—
Transfers into Level 3	7,771	432,428 (1)	—	440,199	—
Transfers out of Level 3	(7,879)	—	—	(7,879)	—

Level 3, end of year	$8,497	$517,546	$882	$526,925	$(1,922)

(1)	As required by ASU 2011-04, the fair value of the Company’s other investments was transferred into Level 3 at March 31, 2012.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Reserve for losses and loss expenses

Activity in the reserve for losses and loss expenses for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
Gross reserve for losses and loss expenses, January 1	$4,240,876	$3,824,224	$3,319,927
Reinsurance recoverable on unpaid losses	691,783	467,934	235,741

Net reserve for losses and loss expenses, January 1	3,549,093	3,356,290	3,084,186
Incurred related to:
Current year	1,442,076	1,641,152	1,812,644
Prior years	(222,392)	(120,157)	(179,978)

Total incurred	1,219,684	1,520,995	1,632,666

Paid related to:
Current year	(524,010)	(608,228)	(756,981)
Prior years	(838,082)	(715,528)	(597,896)

Total paid	(1,362,092)	(1,323,756)	(1,354,877)

Foreign currency translation	1,819	(4,436)	(5,685)

Net reserve for losses and loss expenses, December 31	3,408,504	3,549,093	3,356,290
Reinsurance recoverable on unpaid losses	593,755	691,783	467,934

Gross reserve for losses and loss expenses, December 31	$4,002,259	$4,240,876	$3,824,224

During 2013, the Company’s estimated ultimate losses for prior accident years were reduced by $222.4 million (2012 – $120.2 million; 2011 – $180.0 million) due to lower claims emergence than originally estimated by the Company. During 2013, the Company experienced favorable development in the Reinsurance segment of $188.5 million in the catastrophe, property, casualty, professional lines and other specialty lines of business. In the Insurance segment, the Company experienced $33.9 million of favorable development across the agriculture, casualty and other specialty, professional lines, and property lines of business. During 2012, the Company experienced favorable development in the Reinsurance segment of $74.0 million in the catastrophe, casualty, professional lines and other specialty lines of business. In the Insurance segment, the Company experienced $46.2 million of favorable development across the agriculture, casualty and other specialty, professional lines, and property lines of business. During 2011, the Company experienced favorable development in the Reinsurance segment of $109.2 million in the catastrophe, property, casualty, professional lines and other specialty lines of business. In the Insurance segment, the Company experienced $70.8 million of favorable development across the agriculture, casualty and other specialty, professional lines, and property lines of business during 2011.

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

6.	Reinsurance

The effects of reinsurance on premiums earned and written during the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,472,796	$1,475,429	$1,428,765	$1,429,930	$1,408,230	$1,469,798
Assumed	1,139,487	1,189,815	1,087,702	1,119,096	968,773	997,316
Ceded	(595,799)	(616,311)	(502,567)	(519,531)	(445,610)	(487,293)

	$2,016,484	$2,048,933	$2,013,900	$2,029,495	$1,931,393	$1,979,821

The Company purchases reinsurance to reduce its exposure to risk of loss in certain insurance and reinsurance lines of business. Reinsurance recoverables are recorded as assets if the reinsurer is deemed able to meet its obligations. Ceded reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company remains primarily liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements.

During the year ended December 31, 2013, the Company recorded ceded losses of $683.2 million (2012 - $737.8 million; 2011 - $667.0 million). At December 31, 2013, the Company has an allowance for estimated uncollectible premiums receivable of $2.3 million (2012 - $3.4 million) and an allowance for estimated uncollectible losses recoverable of nil (2012 - $0.1 million). The balance of reinsurance recoverable on paid and unpaid losses at December 31, 2013 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2013	December 31, 2012
U.S. government sponsored program	$356,049	$423,803
A+ and above	253,665	214,358
A	135,949	125,694
A- and below	2,046	1,486
Not rated	10,266	9,601

Total	$757,975	$774,942

At December 31, 2013 and 2012, the Company held collateral of $14.2 million and $11.5 million, respectively, related to its ceded reinsurance agreements.

7.	Debt and financing arrangements

On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2013, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $260.3 million (2012 - $320.4 million).

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

The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2013.

The Company made aggregate interest payments of $35.7 million during the year ended December 31, 2013 (2012 - $35.7 million, 2011 - $35.8 million).

8.	Derivatives

In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125.0 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U.S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a “cash flow hedge” under the current accounting guidance and accordingly, the fair value of the derivative was recorded in other comprehensive (loss) income and is being recognized as a component of interest expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as the interest expense related to the 7% Senior Notes affects earnings. The net income effect of the interest rate lock was not material.

The Company regularly transacts in certain derivative-based weather risk management products primarily to address weather and energy risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Generally, the Company’s current portfolio of such derivative contracts is of short duration and such contracts are predominantly seasonal in nature.

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

Foreign Exchange Forwards, Futures and Options - as part of its overall currency risk management and investment strategies.

Credit Default Swaps - to manage market exposures. The Company may assume or economically hedge credit risk through credit default swaps to replicate or hedge investment positions. The original term of these credit default swaps is generally five years or less.

Commodity Futures and Options - to economically hedge certain underwriting risks.

To-Be-Announced Mortgage-backed Securities (“TBAs”) - to enhance investment performance and as part of overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between the purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.

Energy and Weather Contracts - to address weather and energy risks. The Company may purchase or sell contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed, and structures with multiple risk triggers indexed to a quantifiable weather element and a weather sensitive commodity price, such as temperature and electrical power or natural gas. Generally, the Company’s current portfolio of energy and weather derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature.

The fair values and the related notional values of derivatives at December 31, 2013 and 2012 are noted below.

	December 31, 2013		December 31, 2012
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$251	$19,269	$23	$1,652
Credit default swaps	—	—	9	410
Interest rate swaps	124	16,100	76	5,000
Interest rate swaptions	39	24,338	57	2,200
TBAs	93,820	93,840	20,523	19,000
Energy and weather contracts	14,038	53,986	882	7,787

Total recorded in other assets	$108,272		$21,570

Derivatives recorded in other liabilities
Foreign exchange forward contracts	$172	$15,861	$60	$5,296
Interest rate swaps	933	12,193	—	—
Interest rate swaptions	543	361,455	133	14,500
Interest rate futures	—	103,935	—	—
TBAs	28,218	28,000	7,506	7,000
Energy and weather contracts	19,569	66,113	1,922	15,573

Total recorded in other liabilities	$49,435		$9,621

Net derivative asset	$58,837		$11,949

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Derivatives, cont’d.

On January 1, 2013, the Company adopted new guidance that requires disclosure of financial instruments subject to a master netting agreement. At December 31, 2013, derivative assets of $14.5 million and liabilities of $21.2 million were traded under International Swaps and Derivatives Association Master Agreements (“ISDAs”) which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. TBAs and interest rate futures are not subject to ISDAs. At December 31, 2013 and 2012, none of the Company’s derivative instruments were netted. See Note 11 for information on collateral pledged.

The gains and losses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for derivatives for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Derivatives recorded in net foreign exchange losses (gains)
Foreign exchange forward contracts	$357	$98

Total gains recorded in net foreign exchange losses (gains)	$357	$98

Derivatives recorded in net realized and unrealized investment gains
Credit default swaps	$49	$48
Interest rate swaps	1,241	85
Interest rate swaptions	291	29
Interest rate futures	44	87
TBAs	(958)	580

Total gains recorded in net realized and unrealized investment gains	$667	$829

Derivatives recorded in other underwriting loss
Commodity put options	—	(2,684)
Energy and weather contracts	(261)	—

Total losses recorded in other underwriting loss	$(261)	$(2,684)

Total gains (losses) from derivatives	$763	$(1,757)

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

•

Reinsurance – This segment is comprised of five lines of business: catastrophe, property, casualty, professional lines, and other specialty. The catastrophe line of business includes reinsurance for catastrophic perils on a treaty basis. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. The casualty line of business is comprised of third party liability exposures, clash and workers’ compensation coverages. The professional line of business includes directors’ and officers’ liability, errors and omissions, employment practices liability, environmental liability and pension trust liability reinsurance. The other specialty line of business includes the reinsurance of aviation and space business and proportional and non-proportional reinsurance of hull and cargo insurance business, and proportional and excess of loss coverages of contract and commercial surety business, personal accident coverages, political risk coverages, weather risk management products and agriculture coverages for weather related perils as well as protection from yield and price risks.

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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2013, reserve for losses and loss expenses as of December 31, 2013 and the carrying value of goodwill as of December 31, 2013:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,475,429	$1,189,815	$2,665,244
Ceded premiums written	(542,919)	(73,392)	(616,311)

Net premiums written	932,510	1,116,423	2,048,933

Net premiums earned	946,474	1,070,010	2,016,484
Other underwriting loss	—	(2,046)	(2,046)

	946,474	1,067,964	2,014,438

Expenses
Net losses and loss expenses	774,425	445,259	1,219,684
Acquisition expenses	64,778	239,652	304,430
General and administrative expenses	157,596	137,310	294,906

	996,799	822,221	1,819,020

Underwriting (loss) income	$(50,325)	$245,743	$195,418

Net loss ratio	81.8%	41.6%	60.5%
Acquisition expense ratio	6.8%	22.4%	15.1%
General and administrative expense ratio	16.7%	12.8%	14.6%

Combined ratio	105.3%	76.8%	90.2%

Reserve for losses and loss expenses	$2,158,890	$1,843,369	$4,002,259

Goodwill	$47,925	$43,368	$91,293

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

The following table provides a summary of the segment revenues and results for the year ended December 31, 2011, reserve for losses and loss expenses as of December 31, 2011 and the carrying value of goodwill as of December 31, 2011:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,469,798	$997,316	$2,467,114
Ceded premiums written	(464,308)	(22,985)	(487,293)

Net premiums written	1,005,490	974,331	1,979,821

Net premiums earned	981,592	949,801	1,931,393
Other underwriting loss	(3,368)	(179)	(3,547)

	978,224	949,622	1,927,846

Expenses
Net losses and loss expenses	765,119	867,547	1,632,666
Acquisition expenses	71,295	211,616	282,911
General and administrative expenses	146,115	118,037	264,152

	982,529	1,197,200	2,179,729

Underwriting loss	$(4,305)	$(247,578)	$(251,883)

Net loss ratio	77.9%	91.3%	84.6%
Acquisition expense ratio	7.3%	22.3%	14.6%
General and administrative expense ratio	14.9%	12.4%	13.7%

Combined ratio	100.1%	126.0%	112.9%

Reserve for losses and loss expenses	$1,937,543	$1,886,681	$3,824,224

Goodwill	$47,925	$42,529	$90,454

The following table reconciles total segment results to income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Total underwriting income (loss)	$195,418	$(48,146)	$(251,883)
Net investment income	166,216	173,326	147,037
Net foreign exchange (losses) gains	(14,214)	15,911	7,422
Net realized and unrealized investment gains	15,164	72,139	31,671
Net impairment losses recognized in earnings (losses)	(1,616)	(847)	(3,520)
Amortization of intangibles	(7,012)	(10,347)	(11,213)
Interest expense	(36,188)	(36,174)	(36,254)

Income (loss) before income taxes	$317,768	$165,862	$(116,740)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross premiums written by line of business for the years ended December 31, 2013, 2012 and 2011:

Business Segment	2013	2012	2011
Insurance
Agriculture	$954,389	$903,730	$901,746
Casualty and other specialty	316,609	296,325	289,421
Professional lines	148,537	169,815	169,319
Property	55,894	60,060	109,312

Total Insurance	1,475,429	1,429,930	1,469,798

Reinsurance
Catastrophe	355,751	378,387	346,021
Property	297,806	349,579	266,562
Casualty	252,163	224,237	217,584
Professional lines	163,594	59,076	59,911
Other specialty	120,501	107,817	107,238

Total Reinsurance	1,189,815	1,119,096	997,316

Total	$2,665,244	$2,549,026	$2,467,114

The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
United States	$2,097,272	$2,023,082	$2,001,117
Worldwide	299,076	291,545	259,707
Europe	153,516	121,363	106,070
Japan	33,879	36,392	37,610
Canada	15,403	17,248	17,103
Australasia	25,191	22,497	15,364
Other	40,907	36,899	30,143

Total gross premiums written	$2,665,244	$2,549,026	$2,467,114

The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Goodwill and intangible assets

The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2013 and 2012:

	Goodwill	Intangible assets with indefinite lives	Intangible assets with finite lives	Total
Net balance at December 31, 2011	$90,454	$17,229	$74,145	$181,828
Additions	485	—	34	519
Amortization	—	—	(10,347)	(10,347)

Net balance at December 31, 2012	$90,939	$17,229	$63,832	$172,000
Additions	354	—	36	390
Amortization	—	—	(7,012)	(7,012)

Net balance at December 31, 2013	$91,293	$17,229	$56,856	$165,378

Gross balance	$91,293	$17,229	$138,026	$246,548
Accumulated Amortization	—	—	(81,170)	(81,170)

Net balance	$91,293	$17,229	$56,856	$165,378

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

No impairment of the Company’s goodwill or intangible assets was noted following the annual impairment review for the years ended December 31, 2013 and 2012. No changes were made in the methodologies and assumptions used in the Company’s application of its impairment testing. The Company expects the amortization of the intangible assets with finite lives to approximate $6.5 million in 2014, $6.3 million in each of 2015 to 2017, $6.2 million in 2018 and $25.3 million in all years thereafter.

11.	Commitments and contingencies

Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include reinsurance recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables on paid and unpaid losses at December 31, 2013 and 2012 amounted to $758.0 million and $774.9 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of cash, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2013, $391.7 million of reinsurance recoverable on paid and unpaid losses (2012 – $341.5 million) was due from reinsurers rated A- or better by A.M. Best or Standard & Poor’s. An additional $356.0 million (2012 – $423.8 million) of reinsurance recoverable on paid and unpaid losses was due from a U.S. government sponsored reinsurance program as of December 31, 2013. At December 31, 2013 and 2012, the Company held collateral of $14.2 million and $11.5 million, respectively, related to its ceded reinsurance agreements.

As of December 31, 2013, substantially all the Company’s cash and investments were held by three custodians.

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

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the years ended December 31, 2013, 2012 and 2011:

Broker	2013	2012	2011
Aon Benfield	17.7%	17.4%	18.2%
Marsh & McLennan Companies, Inc.	19.5%	16.9%	16.1%
Willis Companies	11.9%	15.8%	12.7%

Total of largest brokers	49.1%	50.1%	47.0%

Letters of credit. As of December 31, 2013, the Company had issued letters of credit of $260.3 million (2012 – $320.4 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

Investment commitments. As of December 31, 2013 and 2012, the Company had pledged cash and cash equivalents and fixed maturity investments of $146.1 million and $224.4 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2013 and 2012, the Company had also pledged $302.7 million and $380.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $260.3 million and $320.4 million in secured letters of credit outstanding under its credit facility, respectively. In addition, at December 31, 2013 and 2012, cash and fixed maturity investments with fair values of $273.7 million and $280.0 million were on deposit with U.S. state regulators, respectively.

The Company is subject to certain commitments with respect to other investments at December 31, 2013 and 2012. See Note 3.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2013 are as follows:

Year ending December 31,	Amount
2014	$14,778
2015	15,566
2016	12,320
2017	11,683
2018	10,811
2019 and thereafter	44,650

$109,808

Total lease expense under operating leases for the year ended December 31, 2013 was $14.7 million (2012 – $15.2 million; 2011 – $12.2 million).

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

12.	Shareholders’ equity

The Company’s share capital at December 31, 2013 and 2012 is comprised as follows:

	2013	2012
Preferred shares
Authorized – $1.00 par value each	17,200,000	17,200,000

Issued, outstanding and fully paid:
Series A preferred shares – $1.00 par value each; aggregate liquidation preference $200,000 (2012 - $200,000)	8,000,000	8,000,000
Series B preferred shares – $1.00 par value each; aggregate liquidation preference $230,000 (2012 - $230,000)	9,200,000	9,200,000

	17,200,000	17,200,000

Common shares
Authorized - $1.00 par value each	120,000,000	120,000,000

Issued, outstanding and fully paid:
Ordinary common shares - $1.00 par value each	44,368,742	43,116,394

During 2013, the Company issued restricted shares under its equity compensation plans (Note 15). The common shares issued, outstanding and fully paid for at December 31, 2013 includes 1,260,845 restricted shares.

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

On November 9, 2011, the Company’s Board of Directors authorized for repurchase up to 7.0 million ordinary shares or share equivalents through November 30, 2013. This authorization superseded previous authorizations. During 2013 and 2012, under programs authorized by the Company’s Board of Directors, the Company repurchased 318,252 and 251,309 of its ordinary shares and share equivalents in open market and privately negotiated transactions at an average price of $45.83 and $39.81 per share, respectively. Common shares repurchased by the Company are not cancelled and are classified as treasury shares. The Company’s treasury shares are recorded at cost as a reduction in common shares and additional paid-in capital within shareholders’ equity. There were no authorized repurchases remaining at December 31, 2013 (2012 – 6,748,691).

At December 31, 2013, 2012 and 2011, no warrants were outstanding. During 2011, the Company repurchased 90,000 outstanding warrants at an average price of $36.72, net of the average warrant strike price of $12.87 per warrant. During 2011, 2,895,527 warrants with an exercise price of $11.97 were exercised for the purchase of the Company’s ordinary shares at an average price of $36.44. The holders of 2,308,482 warrants elected the net settlement option, and thus the Company delivered 2,143,396 ordinary shares in settlement of all exercises.

Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income balances by component for the year ended December 31, 2013:

	For the Year Ended December 31, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available for sale securities	Foreign currency items	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive (loss) income before reclassifications	—	(83,951)	5,960	(77,991)
Amounts reclassified from accumulated other comprehensive income(1)	89	(11,830)	—	(11,741)

Net current period other comprehensive income (loss)	89	(95,781)	5,960	(89,732)

Ending balance	$(1,855)	$45,950	$18,636	$62,731

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.	Shareholders’ equity, cont’d.

The following table presents the significant items reclassified out of accumulated other comprehensive income during the year ended December 31, 2013:

For the Year Ended December 31, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Gains and losses on cash flow hedges - Debt	$89	Interest expense

	89	Total before income taxes
	—	Income tax expense

	$89	Total net of income taxes

Unrealized (gains) losses on available for sale securities	$(14,497)	Net realized and unrealized investment gains
	1,616	Net impairment losses recognized in earnings

	(12,881)	Total before income taxes
	1,051	Income tax expense

	$(11,830)	Total net of income taxes

13.	Earnings per share

The following table sets forth the computation of basic and diluted earnings (losses) per share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Numerator:
Net income (loss) available (attributable) to common and participating common shareholders	$279,165	$129,766	$(117,859)
Less amount allocated to participating common shareholders (1)	(6,444)	(2,113)	(961)

Net income (loss) allocated to common shareholders	$272,721	$127,653	$(118,820)

Denominator:
Weighted average shares - basic	42,817,624	42,567,736	40,214,979

Share equivalents:
Options	—	31,833	—
Restricted share units	583	2,266	—

Weighted average shares - diluted	42,818,207	42,601,835	40,214,979

Basic earnings (losses) per common share	$6.37	$3.00	$(2.95)

Diluted earnings (losses) per common share	$6.37	$3.00	$(2.95)

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

13.	Earnings per share, cont’d.

The following table sets forth dividends declared in the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Dividends declared per Series A preferred share	$1.9375	$1.9375	$1.9375

Dividends declared per Series B preferred share	$1.8750	$1.8750	$0.9375

Dividends declared per common share	$1.28	$1.24	$1.20

14.	Related party transactions

Since 2002, subsidiaries of BlackRock Inc. (“BlackRock”) have provided the Company and its subsidiaries with various investment management, investment accounting and risk analysis services. The Company incurred expenses totaling $2.9 million (2012 - $3.1 million; 2011 - $3.2 million) of which $0.9 million was accrued in relation to services rendered by Blackrock at December 31, 2013 (2012 - $1.5 million). At December 31, 2013, the Company owned BlackRock common shares with a fair value of $1.4 million (2012 - $0.8 million). As of January 31, 2013, BlackRock was no longer considered a related party as a result of reducing its ownership below 5% of the Company’s ordinary shares outstanding.

Pyramis Global Advisors, a subsidiary of FMR, LLC (“Fidelity”), provides investment management services to the Company. Fidelity and its affiliates owned 4.1 million or 9.2% of Endurance Holdings’ ordinary shares outstanding at December 31, 2013 and were therefore considered a related party. The Company incurred investment management fees totaling $1.4 million (2012 - $1.4 million; 2011 - $1.5 million) to this investment manager of which $0.4 million was accrued at December 31, 2013 (2012 - $0.3 million).

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

Under the terms of the 2007 Plan as amended, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares were reserved for issuance. At a meeting on February 11, 2010, the Company’s Board of Directors adopted a resolution to add 1,795,000 ordinary shares to the 2007 Plan, which was subsequently approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 13, 2010. After the approval of the additional shares, a total of 3,895,000 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the issuance of share based equity incentives, such as restricted shares, or the exercise or settlement of outstanding derivative equity incentives, such as options or restricted share units. As of December 31, 2013, 2,107,889 (2012 - 2,339,707) ordinary shares remained available for issuance under the 2007 and prior Plans.

On May 28, 2013, the Board of Directors elected John R. Charman as the Company’s Chairman and Chief Executive Officer. Mr. Charman received an option to purchase 800,000 ordinary shares at an exercise price of $48.20 per share, and a grant of 708,890 restricted shares, as an employment inducement pursuant to Rule 303A.08 of the New York Stock Exchange Corporate Governance Standards and were made outside of the 2007 Plan.

Options

The 800,000 options awarded to Mr. Charman will vest annually, in five equal tranches commencing on May 28, 2013, subject to Mr. Charman’s continued employment, or in the event of certain terminations of employment and other events. Mr. Charman’s options have a 10-year contractual life.

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

A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2013 is presented below:

	For the year ended December 31, 2013
Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Beginning of year	39,501	$27.78
Granted	800,000	48.20
Exercised	(24,501)	23.88
Forfeited	—	—

Outstanding, end of year	815,000	$47.94	9.24	$8,745

Exercisable and vested options, end of year	175,000	$46.98	8.63	$2,046

During the year ended December 31, 2013, 800,000 options were granted with a weighted average grant date fair value of $10.2 million. No options were granted during the years ended December 31, 2012 and 2011. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. No options expired during the years ended December 31, 2013, 2012 and 2011. During the year ended December 31, 2013, 175,000 options vested. No options vested during the years ended December 31, 2012 and 2011. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $1.4 million, and $32.5 million, respectively. The Company received proceeds of $0.6 million from the exercise of options during the year ended December 31, 2013. The Company issued new ordinary shares in connection with the exercise of the above options.

For the year ended December 31, 2013, 2012 and 2011, compensation costs recognized in earnings (losses) for all options totaled $4.5 million (2012 and 2011 - nil).

There were unrecognized stock-based compensation expenses of $5.7 million related to unvested stock options at December 31, 2013. This expense is expected to be recognized between 2014 and 2017, with approximately 53.9% expected to be recognized during 2014.

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

A summary of the restricted share and restricted share unit activity during the year ended December 31, 2013, is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of year	686,633
Granted	1,211,987
Settled	(407,511)
Forfeited	(229,849)

Unvested, end of year	1,261,260

Outstanding, end of year	1,261,260	$73,998

During the years ended December 31, 2013, 2012 and 2011, the Company granted an aggregate of 1,211,987, 437,284 and 305,806 restricted shares and restricted share units with weighted average grant date fair values of $58.1 million, $16.8 million and $14.8 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the aggregate fair value of restricted shares and restricted share units that vested was $17.1 million, $11.7 million and $14.4 million, respectively.

For the years ended December 31, 2013, 2012 and 2011, compensation costs recognized in earnings (losses) for all restricted shares and restricted share units were $23.5 million, $11.2 million, and $14.8 million, respectively. At December 31, 2013, compensation costs not yet recognized related to non-vested awards was $29.7 million (2012 – $8.8 million). This expense is expected to be recognized between 2014 and 2018, with approximately 57.4% expected to be recognized during 2014.

Employee Share Purchase Plan

On October 26, 2005, Endurance Holdings’ shareholders approved the Employee Share Purchase Plan (the “ESPP”). The ESPP is not subject to any provisions of the Employee Retirement Income Security Act of 1974 as amended, and is not a qualified plan within the meaning of Section 402(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The ESPP is a qualified plan under Section 423 of the Code.

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

Total expenses related to this plan for the year ended December 31, 2013 was approximately $167,000 (2012 – $165,000; 2011– $200,000).

16.	Pension Plan

The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 12% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Company contributions for the year ended December 31, 2013 resulted in an expense of $10.8 million being recorded in earnings (2012 – $7.4 million; 2011 – $7.5 million).

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

The combined statutory capital and combined statutory net income (loss) for our principal operating subsidiaries in their respective jurisdictions were as follows:

Statutory capital	Bermuda				United States		Other(2)
	2013		2012		2013	2012	2013	2012
Required statutory capital	$1,012,964		$1,127,969		$236,652	$235,454	$66,863	$44,113
Actual statutory capital	2,618,198	(1)	2,492,307	(1)	654,480	612,127	511,106	243,188

Statutory net income (loss)	Bermuda	United States	Other(2)
For the year ended December 31, 2013	$454,840	$(48,035)	$(36,495)
For the year ended December 31, 2012	355,118	(147,325)	2,829
For the year ended December 31, 2011	51,101	(77,374)	(9,913)

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

Bermuda

As a Bermuda holding company, Endurance Holdings is subject to the Companies Act 1981, which limits the Company’s ability to pay dividends and make distributions to its shareholders. The Company’s retained earnings are unrestricted; however, the Company is not permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they come due, or if the realizable value of its assets would be less than its liabilities. Endurance Holdings had, as of December 31, 2013, $2.2 billion in retained earnings, $0.1 billion in accumulated other comprehensive income and an additional $0.6 billion in contributed surplus available to declare or pay a dividend, or make a distribution out of contributed surplus, so long as Endurance Holdings remained in compliance with the Companies Act 1981 following such dividend or distribution. Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders.

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

Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the Enhanced Capital Requirement, limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses and a minimum general capital and surplus requirement of $100.0 million. At December 31, 2013, Endurance Bermuda can pay dividends of $654.5 million (2012 - $623.1 million) to Endurance Holdings without prior approval under Bermuda law.

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

Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains for Endurance’s Delaware domiciled entities. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2013, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2014 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2013, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.9 million (2012 - $4.3 million) without prior regulatory approval.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

17.	Statutory requirements and dividend restrictions, cont’d.

Other Jurisdictions

The required and actual statutory capital amounts in the “Other” category in the table above include amounts related to Endurance U.K. and Endurance Bermuda’s Singapore branch (“Singapore Branch”). Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. Insurers are required to calculate their required minimum solvency margin and to report it to the PRA. The PRA also mandates calculation of an Enhanced Capital Requirement for Endurance U.K. At December 31, 2013 and 2012, the actual capital for Endurance U.K. exceeded the capital requirements currently promulgated by the PRA.

The Singapore Branch is subject to Fund Solvency and Capital Adequacy requirements by the Monetary Authority of Singapore as a foreign company in Singapore and is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act in Singapore. At December 31, 2013 and 2012, the Singapore Branch complied with the capital requirements promulgated by the Monetary Authority of Singapore.

The required capital noted in the table above as “Other” represents the combined capital requirements for Endurance U.K. and the Singapore Branch.

The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2013 Endurance U.K did not have retained profits available for distribution.

18.	Taxes

The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2013, the Internal Revenue Service conducted audits and inquiries of income tax returns of the Company’s U.S. subsidiaries. The Canada Revenue Agency and Canadian provinces conducted inquiries of prior year income tax filings of the Company’s former Canadian branch. The audit and inquiry results were immaterial to the operations of the Company. None of the Company’s other operating subsidiaries or branch operations were under examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2009 through 2013.

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

18.	Taxes, cont’d.

The income tax (expense) benefit was as follows for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Current income tax (expense) benefit	$(3,089)	$(5,029)	$13,518
Deferred income tax (expense) benefit	(2,764)	1,683	9,488

Income tax (expense) benefit	$(5,853)	$(3,346)	$23,006

Of the 2013 current income tax (expense) benefit, $(3.1) million related to taxes incurred in the United States (2012 – $(4.6) million; 2011 – $12.7 million). Of the deferred income tax (expense) benefit, $(2.8) million related to deferred income tax expense in the United States (2012 – $1.6 million; 2011 – $9.6 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.

The actual income tax (expense) benefit attributable to income (losses) for the years ended December 31, 2013, 2012 and 2011 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income (loss) before income taxes, as a result of the following:

	2013	2012	2011
Computed expected tax expense	$—	$—	$—
Tax benefit effect on foreign taxes	31,054	51,059	40,808
Change in valuation allowance	(36,907)	(54,405)	(17,802)

	$(5,853)	$(3,346)	$23,006

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.	Taxes, cont’d.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Deferred income tax assets:
Unearned premiums	$22,701	$21,940
Loss reserves	32,109	36,990
Net operating loss carry forward	106,112	72,502
Deferred compensation	14,943	10,191
Deferred interest	43,341	41,474
Start up costs	(720)	(297)
Realized investment losses	150	65
Other	3,388	5,418

Total deferred income tax assets	222,024	188,283

Deferred income tax liabilities:
Deferred acquisition costs	(16,874)	(16,787)
Unrealized investment losses (gains)	30	(11,512)
Unrealized foreign exchange losses (gains)	600	(138)
Temporary differences related to acquisition	(22,612)	(23,706)
Other	(8,785)	(6,866)

Total deferred income tax liabilities	(47,641)	(59,009)

Valuation allowance	(122,680)	(85,773)

Net deferred income tax asset	$51,703	$43,501

Net income tax refunds received in 2013 totaled $8.4 million. The Company paid net income taxes and received net refunds totaling $1.6 million and $15.7 million for the years ended December 31, 2012 and 2011, respectively. Net operating loss carryforwards in the amount of $80.3 million, $10.6 million, $5.3 million and $9.9 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States, the net operating loss carry forwards expire through 2020 and 2033, respectively.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2013, management has established a valuation allowance of $122.7 million (2012 – $85.8 million) against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.	Taxes, cont’d.

The Company’s income (loss) before income taxes was distributed as follows for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
U.S. (domestic)	$13,103	$(186,882)	$(125,752)
Non-U.S. (foreign)(1)	304,665	352,744	9,012

Income (loss) before income taxes	$317,768	$165,862	$(116,740)

(1)	The Company’s non-U.S. (foreign) operating subsidiaries write business that is exposed to risks originating in the United States.

As of December 31, 2013 and 2012, the Company had no uncertain tax positions.

19.	Condensed unaudited quarterly financial data

The following is a summary of the unaudited quarterly data for the year ended December 31, 2013:

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
Net premiums earned	$420,117	$543,335	$553,545	$499,487
Net investment income	49,305	32,468	38,097	46,346
Net realized and unrealized investment gains (losses)	6,235	10,372	(6,640)	5,197
Net impairment losses recognized in earnings	(806)	(579)	(190)	(41)

Subtotal	$474,851	$585,596	$584,812	$550,989

Net losses and loss expenses	$218,970	$359,058	$339,036	$302,620

Acquisition and general and administrative expenses	$138,114	$153,227	$146,245	$161,750

Net foreign exchange losses	$2,927	$3,368	$2,201	$5,718

Net income	$100,299	$61,019	$83,416	$67,181
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)

Net income available to common and participating common shareholders	$92,111	$52,831	$75,228	$58,995

Basic earnings per share	$2.13	$1.21	$1.70	$1.33

Diluted earnings per share	$2.13	$1.21	$1.70	$1.33

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.	Condensed unaudited quarterly financial data, cont’d.

The following is a summary of the unaudited quarterly data for the year ended December 31, 2012:

	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012
Net premiums earned	$411,635	$519,340	$551,872	$531,053
Net investment income	57,075	31,766	45,882	38,603
Net realized and unrealized investment gains	5,203	14,958	10,097	41,881
Net impairment losses recognized in earnings (losses)	(219)	(407)	(131)	(90)

Subtotal	$473,694	$565,657	$607,720	$611,447

Net losses and loss expenses	$262,767	$345,897	$407,523	$504,808

Acquisition and general and administrative expenses	$134,530	$134,737	$141,497	$128,104

Net foreign exchange (gains) losses	$(18,137)	$(336)	$3,774	$(1,212)

Net income (loss)	$82,542	$72,483	$40,118	$(32,627)
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)

Net income (loss) available (attributable) to common and participating common shareholders	$74,354	$64,295	$31,930	$(40,813)

Basic earnings (losses) per share	$1.72	$1.48	$0.74	$(0.96)

Diluted earnings (losses) per share	$1.72	$1.48	$0.74	$(0.96)

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2013 was so reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the sections captioned “Board of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2014 Annual General Meeting of Shareholders.

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

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” of our Proxy Statement for our 2014 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our 2014 Annual General Meeting of Shareholders.

Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	15,415	$33.91	2,350,090
Equity compensation plans not approved by security holders	—	—	—

Total	15,415	$33.91	2,350,090

(1)	Weighted average exercise price does not include $0 exercise price of 415 restricted share units included in the number of securities to be issued upon exercise.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors” of our Proxy Statement for our 2014 Annual General Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the section captioned “Audit Fees” of our Proxy Statement for our 2014 Annual General Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements on page 104 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on page 165 hereof.

(3)	Exhibits. See Exhibit Index beginning on page 176 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2014	ENDURANCE SPECIALTY HOLDINGS LTD.

/s/ John R. Charman
Name: John R. Charman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ John R. Charman John R. Charman	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014

/s/ Michael J. McGuire Michael J. McGuire	Chief Financial Officer (Principal Accounting Officer)	February 25, 2014

/s/ John T. Baily John T. Baily	Director	February 25, 2014

/s/ Norman Barham Norman Barham	Director	February 25, 2014

/s/ Galen R. Barnes Galen R. Barnes	Director	February 25, 2014

/s/ William H. Bolinder William H. Bolinder	Director	February 25, 2014

/s/ Steven W. Carlsen Steven W. Carlsen	Director	February 25, 2014

/s/ Susan S. Fleming Susan S. Fleming	Director	February 25, 2014

/s/ Scott D. Moore Scott D. Moore	Director	February 25, 2014

/s/ Brendan R. O’Neill Brendan R. O’Neill	Director	February 25, 2014

/s/ William J. Raver William J. Raver	Director	February 25, 2014

/s/ Robert A. Spass Robert A. Spass	Director	February 25, 2014

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ENDURANCE SPECIALTY HOLDINGS LTD.

We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 25, 2014 (such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2013. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 25, 2014

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

AT DECEMBER 31, 2013

(In thousands of United States dollars)

	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$771,227	$769,343	$769,343
States, municipalities and political subdivisions	27,138	26,854	26,854
Foreign governments	183,650	182,647	182,647
Corporate bonds	1,252,506	1,262,444	1,262,444
Mortgage-backed securities
Agency mortgage-backed securities	1,171,805	1,165,864	1,165,864
Non-agency mortgage-backed securities	941,498	958,576	958,576
Asset-backed securities	454,756	458,236	458,236

Total fixed maturity investments	$4,802,580	$4,823,964	$4,823,964
Short-term investments	35,029	35,028	35,028
Equity securities	227,828	252,466	252,466
Other investments	440,887	617,478	617,478

Total Investments	$5,506,324	$5,728,936	$5,728,936

(1)	Investments in fixed maturity investments and short-term investments are shown at amortized cost.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT

BALANCE SHEETS-PARENT ONLY

DECEMBER 31, 2013 AND 2012

(In thousands of United States dollars except share amounts)

	2013	2012
ASSETS
Investment in subsidiary	$3,211,570	$3,033,650
Cash and cash equivalents	6,517	10,083
Amounts due from subsidiaries	200,530	200,929
Other assets	15,496	10,521

Total assets	$3,434,113	$3,255,183

LIABILITIES
Debt	527,398	527,195
Other liabilities	20,166	17,391

Total liabilities	547,564	544,586

SHAREHOLDERS’ EQUITY
Preferred shares
Series A and Series B, non-cumulative – 17,200,000 issued and outstanding (2012 – 17,200,000)	17,200	17,200
Common shares
Ordinary – 44,368,742 issued and outstanding (2012 – 43,116,394)	44,369	43,116
Additional paid-in capital	569,116	527,915
Accumulated other comprehensive income	62,731	152,463
Retained earnings	2,193,133	1,969,903

Total shareholders’ equity	2,886,549	2,710,597

Total liabilities and shareholders’ equity	$3,434,113	$3,255,183

See accompanying notes to the consolidated financial statements.

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.

STATEMENTS OF INCOME (LOSS)-PARENT ONLY

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(In thousands of United States dollars)

	2013	2012	2011
Revenues
Net investment loss	$—	$(2)	$(6)
Net realized and unrealized losses	(1,511)	(74)	—
Other income	10,200	11,083	8,303

	8,689	11,007	8,297
Expenses
General and administrative expenses	48,017	17,923	22,670
Net foreign exchange losses	—	2	—
Interest expense	36,188	36,174	36,250

Total expenses	84,205	54,099	58,920

Net loss before equity in net income (loss) of subsidiaries	(75,516)	(43,092)	(50,623)
Equity in net income (loss) of subsidiaries	387,431	205,608	(43,111)

Net income (loss)	311,915	162,516	(93,734)
Preferred dividends	(32,750)	(32,750)	(24,125)

Net income (loss) available (attributable) to common and participating common shareholders	$279,165	$129,766	$(117,859)

See accompanying notes to the consolidated financial statements

SCHEDULE II

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.

STATEMENTS OF CASH FLOWS-PARENT ONLY

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(In thousands of United States dollars)

	2013	2012	2011
Cash flows used in operating activities:
Net income (loss)	$311,915	$162,516	$(93,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,504	1,095	760
Net realized and unrealized losses	1,511	74	—
Stock-based compensation expense	20,708	4,819	8,292
Equity in net (earnings) losses of subsidiary	(387,431)	(205,608)	43,111
Other assets	2,112	(2,614)	(490)
Other liabilities	2,942	(2,136)	(307)

Net cash used in operating activities	(46,739)	(41,854)	(42,368)

Cash flows provided by investing activities:
Contributions of capital made to subsidiaries	(10,389)	—	—
Returns of capital received from subsidiaries	10,289	—	—
Dividends received from subsidiary	118,278	126,550	107,100
Net amounts received from subsidiaries	7,650	21,760	104,650
Purchases of fixed assets	(8,298)	—	—

Net cash provided by investing activities	117,530	148,310	211,750

Cash flows used in financing activities:
Repayment of long term debt	—	(1,072)	(529)
Issuance of common shares	31,884	2,935	26,489
Issuance of series B, non-cumulative preferred shares	—	—	224,022
Offering and registration costs paid	—	—	(586)
Repurchase of common shares	(14,584)	(10,005)	(344,272)
Settlement of restricted shares	(3,001)	(3,272)	(6,074)
Dividends paid on preferred shares	(32,750)	(32,750)	(24,125)
Dividends paid on common shares	(55,906)	(53,439)	(49,172)

Net cash used in financing activities	(74,357)	(97,603)	(174,247)

Net (decrease) increase in cash and cash equivalents	(3,566)	8,853	(4,865)
Cash and cash equivalents, beginning of year	10,083	1,230	6,095

Cash and cash equivalents, end of year	$6,517	$10,083	$1,230

See accompanying notes to the consolidated financial statements

SCHEDULE III

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(In thousands of United States dollars)

Year Ended December 31, 2013

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$30,095	$155,932	$186,027
Reserve for Losses and Loss Expenses	2,158,890	1,843,369	4,002,259
Unearned Premiums	452,113	566,738	1,018,851
Net Premiums Earned	946,474	1,070,010	2,016,484
Net Investment Income (1)	—	—	166,216
Net Losses and Loss Expenses	774,425	445,259	1,219,684
Amortization of Deferred Acquisition Costs	64,778	239,652	304,430
Other Operating Expenses (2)	157,596	137,310	294,906
Net Premiums Written	932,510	1,116,423	2,048,933

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.
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

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(In thousands of United States dollars)

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

SCHEDULE IV

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands of United States dollars)

Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2013:
Property and liability insurance	$1,475,429	$616,311	$1,189,815	$2,048,933	58%
Year ended December 31, 2012:
Property and liability insurance	$1,429,930	$519,531	$1,119,096	$2,029,495	55%
Year ended December 31, 2011:
Property and liability insurance	$1,469,798	$487,293	$997,316	$1,979,821	50%

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY

INSURANCE UNDERWRITERS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(In thousands of United States dollars)

Year Ended December 31, 2013

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$30,095	$155,932	$186,027
Reserve for Losses and Loss Expenses	2,158,890	1,843,369	4,002,259
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	452,113	566,738	1,018,851
Net Premiums Earned	946,474	1,070,010	2,016,484
Net Investment Income (1)	—	—	166,216
Net Losses and Loss Expenses
Current Year	808,328	633,748	1,442,076
Prior Year	(33,903)	(188,489)	(222,392)
Amortization of Deferred Acquisition Costs	64,778	239,652	304,430
Paid Losses and Loss Expenses	797,310	564,782	1,362,092
Net Premiums Written	932,510	1,116,423	2,048,933

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

Year Ended December 31, 2012

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,620	$136,632	$168,252
Reserve for Losses and Loss Expenses	2,287,052	1,953,824	4,240,876
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	449,475	515,769	965,244
Net Premiums Earned	955,089	1,058,811	2,013,900
Net Investment Income (1)	—	—	173,326
Net Losses and Loss Expenses
Current Year	902,127	739,025	1,641,152
Prior Year	(46,186)	(73,971)	(120,157)
Amortization of Deferred Acquisition Costs	75,597	227,582	303,179
Paid Losses and Loss Expenses	715,309	608,447	1,323,756
Net Premiums Written	942,357	1,087,138	2,029,495

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY

INSURANCE UNDERWRITERS, Cont’d.

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands of United States dollars)

Year Ended December 31, 2011

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$36,895	$129,154	$166,049
Reserve for Losses and Loss Expenses	1,937,543	1,886,681	3,824,224
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	448,786	483,322	932,108
Net Premiums Earned	981,592	949,801	1,931,393
Net Investment Income(1)	—	—	147,037
Net Losses and Loss Expenses
Current Year	835,898	976,746	1,812,644
Prior Year	(70,779)	(109,199)	(179,978)
Amortization of Deferred Acquisition Costs	71,295	211,616	282,911
Paid Losses and Loss Expenses	779,003	575,874	1,354,877
Net Premiums Written	1,005,490	974,331	1,979,821

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.

3.3	Amended and Restated Bye-laws, dated as of May 8, 2013. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2013.

4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

4.2	Certificate of Designations of 7.75% Non-Cumulative Preferred Shares, Series A. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on October 12, 2005.

4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.

4.4	Certificate of Designations of 7.50% Non-Cumulative Preferred Shares, Series B. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on June 1, 2011.

4.5	Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2004.

4.6	First Supplemental Indenture, dated as of July 15, 2004, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 15, 2004.

4.7	Form of 7% Senior Note due July 15, 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 15, 2004.

4.8	Second Supplemental Indenture, dated as of October 17, 2005, to the Indenture, dated as of July 15, 2004, between the Company, as Issuer, and The Bank of New York, as Trustee. Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.

4.9	Form of 6.15% Senior Note due October 15, 2015 (included in Exhibit 1.2 to the Current Report on Form 8-K on July 15, 2004). Incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on October 18, 2005.

4.10	Third Supplemental Indenture, by and between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon, formerly known as the Bank of New York, dated March 26, 2010. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.1	Credit Agreement, dated as of April 19, 2012, among the Company, various designated subsidiary borrowers, various lending institutions and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2012.

10.2	Pledge and Security Agreement, dated as of April 19, 2012, by and among the Company, various designated subsidiary borrowers, Deutsche Bank Trust Company Americas, as Collateral Agent, Deutsche Bank Trust Company Americas, as Custodian and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 20, 2012.

10.3	Account Control Agreement, dated as of April 19, 2012, by and among the Company, Endurance Specialty Insurance Ltd., Endurance U.S. Holdings Corp., Endurance Worldwide Holdings Limited, Endurance Worldwide Insurance Limited, Endurance Reinsurance Corporation of America, Endurance American Insurance Company, Endurance American Specialty Insurance Company, ARMtech Holdings, Inc. and Deutsche Bank Trust Company Americas, as Custodian. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 20, 2012.

10.4	Underwriting Agreement, by and between Endurance Specialty Holdings Ltd. and Banc of America Securities LLC, as representative of the several underwriters named therein, dated March 23, 2010. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on March 29, 2010.

10.5	Underwriting Agreement, by and among Endurance Specialty Holdings Ltd. and Merrill Lynch Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as representatives of the several underwriters named herein, dated May 24, 2011. Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 26, 2011.

10.6	2002 Amended and Restated Stock Option Plan. Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 27, 2003.**

10.7	Form of Share Option Agreement No. 2. Incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 7, 2007.**

10.8	2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**

10.9	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**

10.10	Amendment No. 2 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.11	Form of Restricted Share Agreement. Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**

10.12	Form of Long-Term Incentive Agreement. Incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.13	Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**

10.14	Amended and Restated Employment Agreement, dated February 18, 2010, by and between the Company and Mr. David Cash. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2010. **

10.15	Severance Agreement and General Release, dated May 2, 2012, by and between the Company and Mr. William Jewett. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2012.**

10.16	Independent Contractor Agreement, effective as of May 12, 2012, by and between Endurance Services Limited and Shadowbrook Advising Inc. Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on February 28, 2013.**

10.17	Employment Agreement, dated February 27, 2013, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on February 28, 2013.**

10.18	Employment Agreement, dated as of March 11, 2013, by and between the Company and Jerome Faure. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2013.**

10.19	Employment Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2013.**

10.20	Restricted Share Agreement, dated May 28, 2013, by and between the company and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013.**

10.21	Option Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2013.**

10.22	Indemnification Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 31, 2013.**

10.23	Share Purchase Agreement, dated May 28, 2013, by and between Dragon Global Holdings Ltd. and the Company. Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 31, 2013.

10.24	Share Purchase Agreement, dated May 28, 2013, by and between The Fortis Trust and the Company. Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 31, 2013.

10.25	Share Purchase Agreement, dated May 28, 2013, by and between The Prometheus Trust and the Company. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 31, 2013.

10.26	Shareholders’ Agreement, dated May 28, 2013, by and among John R. Charman, Dragon Global Holdings Ltd. and the Company. Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 31, 2013.

10.27	Consulting Agreement, dated May 28, 2013, by and between the Company and David Cash. Incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on May 31, 2013.**

10.28	Form of Executive Employment Agreement. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2007. **

10.29	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2007. **

10.30	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2008.**

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at December 31, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2013; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and December 21, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) the Notes to the Condensed Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011.

**	Management contract or compensatory plan or arrangement.