Form 10-Q
period 2014-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2014-05-12
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended March 31, 2014,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-31599

ENDURANCE SPECIALTY HOLDINGS LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House

100 Pitts Bay Road

Pembroke HM 08, Bermuda

(Address of principal executive offices, including postal code)

Registrant’s Telephone Number, Including Area Code: (441) 278-0400

Wellesley House

90 Pitts Bay Road

Pembroke HM 08, Bermuda

(Former address of principal executive offices, changed since last report)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 8, 2014
Ordinary Shares—$1.00 par value	44,665,340

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars, except share amounts)

	MARCH 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,748,798 and $4,802,580 at March 31, 2014 and December 31, 2013, respectively)	$4,794,445	$4,823,964
Short-term investments, available for sale at fair value (amortized cost: $46,160 and $35,029 at March 31, 2014 and December 31, 2013, respectively)	46,167	35,028
Equity securities, available for sale at fair value (cost: $245,036 and $227,828 at March 31, 2014 and December 31, 2013, respectively)	271,530	252,466
Other investments	621,914	617,478

Total investments	5,734,056	5,728,936
Cash and cash equivalents	916,665	845,851
Premiums receivable, net	1,265,371	669,198
Insurance and reinsurance balances receivable	136,733	127,722
Deferred acquisition costs	231,167	186,027
Prepaid reinsurance premiums	443,498	187,209
Reinsurance recoverable on unpaid losses	534,335	593,755
Reinsurance recoverable on paid losses	59,784	164,220
Accrued investment income	23,161	24,104
Goodwill and intangible assets	163,761	165,378
Deferred tax asset	48,496	51,703
Net receivable on sales of investments	83,445	54,910
Other assets	154,310	179,109

Total assets	$9,794,782	$8,978,122

LIABILITIES
Reserve for losses and loss expenses	$3,847,774	$4,002,259
Reserve for unearned premiums	1,678,233	1,018,851
Deposit liabilities	18,684	19,458
Reinsurance balances payable	307,569	181,061
Debt	527,539	527,478
Net payable on purchases of investments	239,313	129,047
Other liabilities	174,561	213,419

Total liabilities	6,793,673	6,091,573

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2013 – $430,000)	17,200	17,200
Common shares
Ordinary – 44,600,821 issued and outstanding (2013 – 44,368,742)	44,601	44,369
Additional paid-in capital	575,684	569,116
Accumulated other comprehensive income	89,359	62,731
Retained earnings	2,274,265	2,193,133

Total shareholders’ equity	3,001,109	2,886,549

Total liabilities and shareholders’ equity	$9,794,782	$8,978,122

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Revenues
Gross premiums written	$1,157,515	$1,177,362
Ceded premiums written	(358,810)	(268,447)

Net premiums written	798,705	908,915
Change in unearned premiums	(402,439)	(488,798)

Net premiums earned	396,266	420,117
Net investment income	40,990	49,305
Net realized and unrealized investment gains	4,872	6,235
Total other-than-temporary impairment losses	(111)	(806)
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized in earnings	(111)	(806)
Other underwriting (loss) income	(1,238)	749

Total revenues	440,779	475,600

Expenses
Net losses and loss expenses	176,896	218,970
Acquisition expenses	72,157	71,636
General and administrative expenses	73,206	66,478
Amortization of intangibles	1,617	2,101
Net foreign exchange losses	2,964	2,927
Interest expense	9,051	9,038

Total expenses	335,891	371,150

Income before income taxes	104,888	104,450
Income tax expense	(408)	(4,151)

Net income	104,480	100,299
Preferred dividends	(8,188)	(8,188)

Net income available to common and participating common shareholders	$96,292	$92,111

Comprehensive income
Net income	$104,480	$100,299
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income (loss), reclassification adjustment and applicable deferred income taxes of ($2,435) and $1,298 for the three months ended March 31, 2014 and 2013, respectively)	23,380	(4,846)
Foreign currency translation adjustments	3,225	(10,194)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	23	16

Other comprehensive income (loss)	26,628	(15,024)

Comprehensive income	$131,108	$85,275

Per share data
Basic earnings per common share	$2.17	$2.13

Diluted earnings per common share	$2.17	$2.13

Dividend per common share	$0.34	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Preferred shares
Balance, beginning and end of period	$17,200	$17,200

Common shares
Balance, beginning of period	44,369	43,116
Issuance of common shares, net of forfeitures	232	276
Repurchase of common shares	—	(223)

Balance, end of period	44,601	43,169

Additional paid-in capital
Balance, beginning of period	569,116	527,915
Issuance of common shares, net of forfeitures	131	313
Repurchase of common shares and share equivalents	—	(9,781)
Settlement of equity awards	(3,768)	(2,923)
Stock-based compensation expense	10,205	4,733

Balance, end of period	575,684	520,257

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	18,636	12,676
Foreign currency translation adjustments	3,225	(10,194)

Balance, end of period	21,861	2,482

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	45,950	141,731
Net unrealized holding gains (losses) arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	23,380	(4,846)

Balance, end of period	69,330	136,885

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,855)	(1,944)
Net change from current period hedging transactions, net of reclassification adjustment	23	16

Balance, end of period	(1,832)	(1,928)

Total accumulated other comprehensive income	89,359	137,439

Retained earnings
Balance, beginning of period	2,193,133	1,969,903
Net income	104,480	100,299
Dividends on preferred shares	(8,188)	(8,188)
Dividends on common shares	(15,160)	(13,829)

Balance, end of period	2,274,265	2,048,185

Total shareholders’ equity	$3,001,109	$2,766,250

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Cash flows (used in) provided by operating activities
Net income	$104,480	$100,299
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of net premium on investments	12,240	14,103
Amortization of other intangibles and depreciation	4,726	4,703
Net realized and unrealized investment gains	(4,872)	(6,235)
Net impairment losses recognized in earnings	111	806
Deferred taxes	772	3,295
Stock-based compensation expense	10,205	4,733
Equity in earnings of other investments	(13,542)	(23,059)
Premiums receivable, net	(596,173)	(591,626)
Insurance and reinsurance balances receivable	(9,011)	(559)
Deferred acquisition costs	(45,140)	(44,701)
Prepaid reinsurance premiums	(256,289)	(173,364)
Reinsurance recoverable on unpaid losses	59,420	103,207
Reinsurance recoverable on paid losses	104,436	71,268
Accrued investment income	943	2,301
Other assets	417	4,068
Reserve for losses and loss expenses	(154,485)	(214,340)
Reserve for unearned premiums	659,382	660,639
Deposit liabilities	(774)	313
Reinsurance balances payable	126,508	92,205
Other liabilities	(28,950)	15,437

Net cash flows (used in) provided by operating activities	(25,596)	23,493

Cash flows provided by (used in) investing activities
Proceeds from sales of available for sale investments	1,110,582	458,134
Proceeds from maturities and calls on available for sale investments	141,879	205,928
Proceeds from the redemption of other investments	13,780	7,880
Purchases of available for sale investments	(1,151,127)	(886,054)
Purchases of other investments	(4,674)	(21,990)
Net settlements of other assets	17,099	2,896
Purchases of fixed assets	(7,427)	(4,581)

Net cash provided by (used in) investing activities	120,112	(237,787)

Cash flows used in financing activities
Issuance of common shares, net of forfeitures	309	551
Repurchase of common shares	—	(10,004)
Settlement of equity awards	(3,768)	(2,923)
Proceeds from issuance of debt	138	242
Repayments and repurchases of debt	(130)	(209)
Dividends on preferred shares	(8,188)	(8,188)
Dividends on common shares	(15,159)	(13,829)

Net cash flows used in financing activities	(26,798)	(34,360)

Effect of exchange rate changes on cash and cash equivalents	3,096	(18,178)

Net increase (decrease) in cash and cash equivalents	70,814	(266,832)
Cash and cash equivalents, beginning of period	845,851	1,124,019

Cash and cash equivalents, end of period	$916,665	$857,187

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

Certain comparative information has been reclassified to conform to current year presentation.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont’d.

There were no material changes in the Company’s significant accounting and reporting policies subsequent to the filing of the 2013 Form 10-K.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 was effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company adopted this standard effective January 1, 2014. This standard did not have a material impact on the Company’s consolidated financial statements.

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Available for sale investments	$30,327	$29,481
Other investments	13,542	23,059
Cash and cash equivalents	786	451

	$44,655	$52,991
Investment expenses	(3,665)	(3,686)

Net investment income	$40,990	$49,305

The following table summarizes the composition of the investment portfolio by investment type at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$4,794,445	73.8%	$4,823,964	74.2%
Cash and cash equivalents(1)	760,797	11.7%	771,714	11.9%
Other investments(2)	621,914	9.6%	617,478	9.5%
Short-term investments	46,167	0.7%	35,028	0.5%
Equity securities	271,530	4.2%	252,466	3.9%

Total	$6,494,853	100.0%	$6,500,650	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at March 31, 2014 and December 31, 2013. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	March 31, 2014		December 31, 2013
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$627,748	13.0%	$769,343	15.8%
AAA / Aaa	996,691	20.6%	972,820	20.0%
AA / Aa	1,789,744	36.9%	1,771,156	36.5%
A / A	935,778	19.3%	895,549	18.4%
BBB	385,759	8.0%	363,722	7.5%
Below BBB	81,104	1.7%	66,791	1.4%
Not rated	23,788	0.5%	19,611	0.4%

Total	$4,840,612	100.0%	$4,858,992	100.0%

(1)	The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by either Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings, Inc. is used.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of March 31, 2014 and December 31, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$177,361	$178,464	$144,814	$145,653
Due after one year through five years	1,665,241	1,674,208	1,808,001	1,815,240
Due after five years through ten years	311,055	313,796	290,391	288,486
Due after ten years	43,429	45,209	26,344	26,937
Residential mortgage-backed securities	1,176,805	1,183,421	1,202,145	1,197,221
Commercial mortgage-backed securities	950,405	971,959	936,358	952,887
Asset-backed securities	470,662	473,555	429,556	432,568

Total	$4,794,958	$4,840,612	$4,837,609	$4,858,992

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments.” At March 31, 2014 and December 31, 2013, the Company had invested, net of capital returned, a total of $433.4 million and $440.9 million, respectively, in other investments. At March 31, 2014 and December 31, 2013, the carrying value of other investments was $621.9 million and $617.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of March 31, 2014 and December 31, 2013:

March 31, 2014	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$399,911	$—	$49,324
Private investment funds	63,108	69,410	63,108

Total alternative funds	463,019	69,410	112,432

Specialty funds
High yield loan funds	112,343	—	—
Convertible debt funds	46,552	—	—

Total specialty funds	158,895	—	—

Total other investments	$621,914	$69,410	$112,432

December 31, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption in 2014
Alternative funds
Hedge funds	$401,438	$—	$47,406
Private investment funds	59,703	57,997	59,703

Total alternative funds	461,141	57,997	107,109

Specialty funds
High yield loan funds	111,254	—	—
Convertible debt funds	45,083	—	—

Total specialty funds	156,337	—	—

Total other investments	$617,478	$57,997	$107,109

Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 87.7% of the hedge fund portfolio, with the remainder over the following two years.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Private investment funds – The Company generally has no right to redeem its interest in any private investment funds in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of or distribution of earnings from the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership. A secondary market, with unpredictable liquidity, exists for limited partner interests in private equity funds.

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

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized investment gains and the change in the fair value of investment-related derivative financial instruments for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Gross realized gains on investment sales	$10,247	$7,420
Gross realized losses on investment sales	(5,984)	(1,463)
Change in fair value of derivative financial instruments(1)	609	278

Net realized and unrealized investment gains	$4,872	$6,235

(1)	For additional information on the Company’s derivative financial instruments, see Note 7.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at March 31, 2014 and December 31, 2013 are as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$626,491	$6,126	$(4,869)	$627,748	$—
U.S. state and municipal securities	28,217	118	(203)	28,132	—
Foreign government securities	204,003	1,396	(974)	204,425	—
Government guaranteed corporate securities	49,409	242	(25)	49,626	—
Corporate securities	1,242,806	16,533	(3,760)	1,255,579	—
Residential mortgage-backed securities	1,176,805	18,916	(12,300)	1,183,421	(4,161)
Commercial mortgage-backed securities(1)	950,405	26,246	(4,692)	971,959	(47)
Asset-backed securities	470,662	3,551	(658)	473,555	(160)

Total fixed maturity investments	$4,748,798	$73,128	$(27,481)	$4,794,445	$(4,368)
Short-term investments	46,160	16	(9)	46,167	—

Total fixed income investments	$4,794,958	$73,144	$(27,490)	$4,840,612	$(4,368)

Equity securities
Equity investments	$171,629	$25,156	$(2,202)	$194,583	$—
Emerging market debt funds	60,250	1,540	—	61,790	—
Preferred equity investments	7,829	2,016	(17)	9,828	—
Short-term fixed income fund	5,328	1	—	5,329	—

Total equity securities	$245,036	$28,713	$(2,219)	$271,530	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $17.1 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2014, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was nil.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$771,227	$5,735	$(7,619)	$769,343	$—
U.S. state and municipal securities	27,138	111	(395)	26,854	—
Foreign government securities	183,650	1,003	(2,006)	182,647	—
Government guaranteed corporate securities	34,921	274	(50)	35,145	—
Corporate securities	1,217,585	16,225	(6,511)	1,227,299	—
Residential mortgage-backed securities	1,202,145	17,005	(21,929)	1,197,221	(4,257)
Commercial mortgage-backed securities(1)	936,358	24,673	(8,144)	952,887	(47)
Asset-backed securities	429,556	3,902	(890)	432,568	(163)

Total fixed maturity investments	$4,802,580	$68,928	$(47,544)	$4,823,964	$(4,467)
Short-term investments	35,029	1	(2)	35,028	—

Total fixed income investments	$4,837,609	$68,929	$(47,546)	$4,858,992	$(4,467)

Equity securities
Equity investments	$152,525	$24,139	$(1,995)	$174,669	$—
Emerging market debt funds	60,250	594	—	60,844	—
Preferred equity investments	6,325	1,977	(79)	8,223	—
Short-term fixed income funds	8,728	2	—	8,730	—

Total equity securities	$227,828	$26,712	$(2,074)	$252,466	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $18.7 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2013, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.1 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2014	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
Fixed maturity investments
U.S. government and agencies securities	$(4,601)	$224,226	$(268)	$9,546	$(4,869)	$233,772
U.S. state and municipal securities	(203)	14,959	—	—	(203)	14,959
Foreign government securities	(927)	93,615	(47)	4,391	(974)	98,006
Government guaranteed corporate securities	(25)	29,341	—	—	(25)	29,341
Corporate securities	(3,485)	359,495	(275)	20,341	(3,760)	379,836
Residential mortgage-backed securities	(9,124)	390,553	(3,176)	82,688	(12,300)	473,241
Commercial mortgage-backed securities	(3,778)	229,417	(914)	31,011	(4,692)	260,428
Asset-backed securities	(508)	140,501	(150)	10,549	(658)	151,050

Total fixed maturity investments	$(22,651)	$1,482,107	$(4,830)	$158,526	$(27,481)	$1,640,633
Short-term investments	(9)	36,403	—	—	(9)	36,403

Total fixed income investments	$(22,660)	$1,518,510	$(4,830)	$158,526	$(27,490)	$1,677,036

Equity securities
Equity investments	$(1,638)	$27,109	$(564)	$8,565	$(2,202)	$35,674
Preferred equity investments	(17)	1,053	—	—	(17)	1,053

Total equity securities	$(1,655)	$28,162	$(564)	$8,565	$(2,219)	$36,727

(1)	Gross unrealized losses include unrealized losses on non-OTTI securities recognized in accumulated other comprehensive income at March 31, 2014.

As of March 31, 2014, 707 available for sale securities were in an unrealized loss position aggregating $29.7 million. Of those, 88 securities with aggregated unrealized losses of $5.4 million at March 31, 2014 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2013	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
Fixed maturity investments
U.S. government and agencies securities	$(7,359)	$382,593	$(260)	$6,050	$(7,619)	$388,643
U.S. state and municipal securities	(395)	20,452	—	—	(395)	20,452
Foreign government securities	(1,981)	139,503	(25)	5,261	(2,006)	144,764
Government guaranteed corporate securities	(50)	13,326	—	—	(50)	13,326
Corporate securities	(5,959)	478,287	(552)	28,690	(6,511)	506,977
Residential mortgage-backed securities	(17,572)	524,731	(4,357)	102,446	(21,929)	627,177
Commercial mortgage-backed securities	(7,664)	377,969	(480)	19,183	(8,144)	397,152
Asset-backed securities	(738)	174,455	(152)	7,011	(890)	181,466

Total fixed maturity investments	$(41,718)	$2,111,316	$(5,826)	$168,641	$(47,544)	$2,279,957
Short-term investments	(2)	2,468	—	—	(2)	2,468

Total fixed income investments	$(41,720)	$2,113,784	$(5,826)	$168,641	$(47,546)	$2,282,425

Equity securities
Equity investments	$(1,995)	$36,751	$—	$—	$(1,995)	$36,751
Preferred equity investments	(79)	2,987	—	—	(79)	2,987

Total equity securities	$(2,074)	$39,738	$—	$—	$(2,074)	$39,738

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2013.

As of December 31, 2013, 880 available for sale securities were in an unrealized loss position aggregating $49.6 million. Of those, 71 securities with aggregated unrealized losses of $5.8 million had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Total other-than-temporary impairment losses	$(111)	$(806)
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized in earnings	$(111)	$(806)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.1 million (2013: $0.8 million) of OTTI losses recognized by the Company in the first quarter of 2014, the majority of it related to equity securities for which the Company does not expect the value to recover. The unrealized losses on the Company’s fixed income securities at March 31, 2014 and December 31, 2013 were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. At March 31, 2014, the Company did not have the intent to sell any of the remaining fixed income securities in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery; therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

	2014	2013
Beginning balance	$(1,553)	$(2,000)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	33	117

Ending balance	$(1,520)	$(1,883)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2014. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

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

FINANCIAL STATEMENTS—CONTINUED

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at March 31, 2014.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at March 31, 2014:

	Fair Value Measurements at March 31, 2014
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
	Total at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$627,748	$3,634	$624,114	$—
U.S. state and municipal securities	28,132	—	28,132	—
Foreign government securities	204,425	—	204,425	—
Government guaranteed corporate securities	49,626	—	49,626	—
Corporate securities	1,255,579	—	1,254,842	737
Residential mortgage-backed securities	1,183,421	—	1,183,386	35
Commercial mortgage-backed securities	971,959	—	966,775	5,184
Asset-backed securities	473,555	—	470,526	3,029

Total fixed maturity investments	$4,794,445	$3,634	$4,781,826	$8,985
Equity securities
Equity investments	194,583	136,292	58,291	—
Emerging market debt funds	61,790	—	61,790	—
Preferred equity investments	9,828	—	9,828	—
Short-term fixed income fund	5,329	5,329	—	—

Total equity securities	$271,530	$141,621	$129,909	$—
Short-term investments	46,167	—	46,167	—
Other investments	621,914	—	—	621,914
Other assets (see Note 7)	74,974	—	66,442	8,532

Total assets	$5,809,030	$145,255	$5,024,344	$639,431

Liabilities
Other liabilities (see Note 7)	$32,209	$—	$18,761	$13,448
Debt	594,413	—	594,413	—

Total liabilities	$626,622	$—	$613,174	$13,448

During the three months ended March 31, 2014, $2.1 million of commercial mortgage-backed securities were transferred into Level 3 as no observable inputs were available, and $0.3 million of commercial mortgage-backed securities were transferred out of Level 3 during the period as market activity for these securities increased and observable inputs became available. During the three months ended March 31, 2014, there were no transfers into or out of Level 1.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2013:

	Fair Value Measurements at December 31, 2013
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$769,343	$20,248	$749,095	$—
U.S. state and municipal securities	26,854	—	26,854	—
Foreign government securities	182,647	—	182,647	—
Government guaranteed corporate securities	35,145	—	35,145	—
Corporate securities	1,227,299	—	1,226,553	746
Residential mortgage-backed securities	1,197,221	—	1,196,973	248
Commercial mortgage-backed securities	952,887	—	949,547	3,340
Asset-backed securities	432,568	—	429,574	2,994

Total fixed maturity investments	$4,823,964	$20,248	$4,796,388	$7,328
Equity securities
Equity investments	174,669	117,776	56,893	—
Emerging market debt funds	60,844	—	60,844	—
Preferred equity investments	8,223	—	8,223	—
Short-term fixed income fund	8,730	8,730	—	—

Total equity securities	$252,466	$126,506	$125,960	$—
Short-term investments	35,028	—	35,028	—
Other investments	617,478	—	—	617,478
Other assets (see Note 7)	108,272	—	94,234	14,038

Total assets	$5,837,208	$146,754	$5,051,610	$638,844

Liabilities
Other liabilities (see Note 7)	49,452	—	29,883	19,569
Debt	575,115	—	575,115	—

Total liabilities	$624,567	$—	$604,998	$19,569

Level 3 assets represented 11.0% and 10.9% of the Company’s total available for sale investments, other investments and derivative instruments at March 31, 2014 and December 31, 2013, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities, asset-backed securities, investments in alternative and specialty funds, and weather derivatives. The NAV used to measure the fair value of the Company’s other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company’s valuation techniques for the three months ended March 31, 2014.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Other assets and other liabilities measured at fair value include assets of $8.5 million (2013 - $14.0 million) and liabilities of $13.4 million (2013 - $19.6 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company’s weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.

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

The Company’s weather curves are determined by taking the average payouts for each transaction within its portfolio utilizing detrended historical weather measurements. The Company’s commodity curves are determined using historical market data scaled to currently observed market prices. The range of each unobservable input could vary based on the specific commodity, including, but not limited to natural gas, electricity, crude, liquids, temperature or precipitation. Due to the diversity of the portfolio, the range of unobservable inputs could be wide-spread as reflected in the below table on quantitative information.

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

Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative liability classified in Level 3 which is measured at fair value on a recurring basis at March 31, 2014:

	March 31, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
Net weather and energy related derivative liability	$4,916	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	2,155	3,500	Actual
			Commodity curve	$2.95	$8.00	Actual

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

There were no impairment losses on Level 3 securities recognized in earnings for the three months ended March 31, 2014 or 2013.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,328	$617,478	$14,038	$638,844	$(19,569)
Total equity income and realized gains included in earnings	17	19,186	—	19,203	—
Total equity losses and losses included in earnings	(26)	(5,645)	—	(5,671)	—
Total income included in other underwriting (loss) income	—	—	3,975	3,975	7,426
Total loss included in other underwriting (loss) income	—	—	(6,888)	(6,888)	(4,776)
Change in unrealized gains included in other comprehensive income (loss)	111	—	—	111	—
Change in unrealized losses included in other comprehensive income (loss)	(115)	—	—	(115)	—
Purchases	—	4,674	—	4,674	—
Issues	—	—	640	640	(1,280)
Sales	(184)	(13,779)	—	(13,963)	—
Settlements	—	—	(3,233)	(3,233)	4,751
Transfers in to Level 3	2,117	—	—	2,117	—
Transfers out of Level 3	(263)	—	—	(263)	—

Level 3, end of period	$8,985	$621,914	$8,532	$639,431	$(13,448)

	Three Months Ended March 31, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,497	$517,546	$882	$526,925	$(1,922)
Total equity income and realized gains included in earnings	5	25,483	—	25,488	—
Total equity losses and losses included in earnings	—	(2,424)	—	(2,424)	—
Total income included in other underwriting (loss) income	—	—	—	—	2,342
Total loss included in other underwriting (loss) income	—	—	(1,176)	(1,176)	—
Change in unrealized gains included in other comprehensive income (loss)	84	—	—	84	—
Change in unrealized losses included in other comprehensive income (loss)	(54)	—	—	(54)	—
Purchases	—	21,990	—	21,990	—
Issues	—	—	300	300	(432)
Sales	(1,926)	(7,880)	—	(9,806)	—
Transfers in to Level 3	3,264	—	—	3,264	—
Transfers out of Level 3	(56)	—	—	(56)	—

Level 3, end of period	$9,814	$554,715	$6	$564,535	$(12)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	2014	2013
Numerator:
Net income available to common and participating common shareholders	$96,292	$92,111
Less amount allocated to participating common shareholders (1)	(2,769)	(1,510)

Net income allocated to common shareholders	$93,523	$90,601

Denominator:
Weighted average shares – basic	43,160,156	42,431,020

Share equivalents:
Options	—	11,799
Restricted share units	286	1,117

Weighted average shares – diluted	43,160,442	42,443,936

Basic earnings per common share	$2.17	$2.13

Diluted earnings per common share	$2.17	$2.13

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share, cont’d.

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on February 14, 2014 (2013 - Series A: $0.484375, Series B: $0.46875). The Series A and Series B preferred share dividends were paid on March 17, 2014 to shareholders of record on February 28, 2014. Endurance Holdings also declared a dividend of $0.34 per common share on February 27, 2014 (2013 - $0.32). The dividend was paid on March 31, 2014 to shareholders of record on March 17, 2014.

	Three Months Ended March 31,
	2014	2013
Dividends declared per Series A preferred share	$0.484375	$0.484375

Dividends declared per Series B preferred share	$0.468750	$0.468750

Dividends declared per common share	$0.34	$0.32

6.	Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income balances by component for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Loss on cash flow hedge	Unrealized gains on available-for-sale securities	Foreign currency items	Total
Beginning balance	$(1,855)	$45,950	$18,636	$62,731
Other comprehensive income before reclassifications	—	27,665	3,225	30,890
Amounts reclassified from accumulated other comprehensive income(1)	23	(4,285)	—	(4,262)

Net current period other comprehensive income	23	23,380	3,225	26,628

Ending balance	$(1,832)	$69,330	$21,861	$89,359

	For the Three Months Ended March 31, 2013
	Loss on cash flow hedge	Unrealized gains on available-for-sale securities	Foreign currency items	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive income (loss) before reclassifications	—	97	(10,194)	(10,097)
Amounts reclassified from accumulated other comprehensive income(1)	16	(4,943)	—	(4,927)

Net current period other comprehensive income (loss)	16	(4,846)	(10,194)	(15,024)

Ending balance	$(1,928)	$136,885	$2,482	$137,439

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont’d.

The following table presents the significant items reclassified out of accumulated other comprehensive income during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Loss on cash flow hedge—Debt	$23	Interest expense

	23	Total before income taxes
	—	Income tax expense

	$23	Total net of income taxes

Unrealized gains on available-for-sale securities	$(4,263)	Net realized and unrealized investment gains
	111	Net impairment losses recognized in earnings

	(4,152)	Total before income taxes
	(133)	Income tax expense

	$(4,285)	Total net of income taxes

Three Months Ended March 31, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Loss on cash flow hedge—Debt	$16	Interest expense

	16	Total before income taxes
	—	Income tax expense

	$16	Total net of income taxes

Unrealized gains on available-for-sale securities	$(5,957)	Net realized and unrealized investment gains
	806	Net impairment losses recognized in earnings

	(5,151)	Total before income taxes
	208	Income tax expense

	$(4,943)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives

The Company regularly transacts in certain derivative-based weather risk management products primarily to address weather and energy risks on behalf of third parties. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Generally, the Company’s current portfolio of such derivative contracts is of short duration and such contracts are predominantly seasonal in nature.

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains, net foreign exchange losses and other underwriting (loss) income in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

Commodity Futures and Options – to economically hedge certain underwriting risks.

To-Be-Announced Mortgage-backed Securities (“TBAs”) – to enhance investment performance and as part of overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.

Energy and Weather Contracts – to address weather and energy risks of third parties. The Company may purchase or sell contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed, and structures with multiple risk triggers indexed to a quantifiable weather element and a weather sensitive commodity price, such as temperature and electrical power or natural gas. Generally, the Company’s current portfolio of energy and weather derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The fair values and the related notional values of derivatives at March 31, 2014 and December 31, 2013 are noted below.

	March 31, 2014		December 31, 2013
		Notional		Notional
	Fair	Principal	Fair	Principal
	Value	Amount	Value	Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$175	$15,427	$251	$19,269
Interest rate swaps	40	20,200	124	16,100
Interest rate swaptions	1	24,361	39	24,338
Interest rate futures	30	103,955	—	—
TBAs	66,196	66,000	93,820	93,840
Energy and weather contracts	8,532	51,757	14,038	53,986

Total recorded in other assets	$74,974		$108,272

Derivatives recorded in other liabilities
Foreign exchange forward contracts	$215	$15,722	$172	$15,861
Interest rate swaps	911	12,614	933	12,193
Interest rate swaptions	—	27,861	543	361,455
Interest rate futures	—	—	17	103,935
TBAs	17,635	18,000	28,218	28,000
Energy and weather contracts	13,448	61,655	19,569	66,113

Total recorded in other liabilities	$32,209		$49,452

Net derivative asset	$42,765		$58,820

At March 31, 2014, the Company’s derivative assets of $74.9 million (December 31, 2013 - $108.3 million) and liabilities of $32.2 million (December 31, 2013 - $49.4 million) are subject to master netting agreements which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to a master netting agreement. At March 31, 2014 and December 31, 2013, none of the Company’s derivative instruments were recorded on a net basis in the Condensed Consolidated Balance Sheets. See Note 10 for information on collateral pledged.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Total included in net foreign exchange losses from foreign exchange forward contracts	$(227)	$161

Interest rate futures	$21	$—
Credit default swaps	—	3
Interest rate swaps	(766)	118
Interest rate swaptions	429	175
TBAs	925	(17)

Total included in net realized and unrealized investment gains	$609	$279

Total included in other underwriting (loss) income from energy and weather contracts	$(258)	$1,166

Total gains from derivatives	$124	$1,606

8.	Stock-based employee compensation and other stock plans

The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees.

No options were granted, expired or vested during the quarters ended March 31, 2014 and 2013. No options were exercised during the quarter ended March 31, 2014. The total intrinsic value of options exercised during the quarter ended March 31, 2013 was $0.2 million. The Company received proceeds of $0.3 million from the exercise of options during the quarter ended March 31, 2013. The Company issued new ordinary shares in connection with the exercise of the above options. For the quarter ended March 31, 2014, compensation costs recognized in earnings for all options totaled $1.1 million (2013 - nil). At March 31, 2014, compensation costs not yet recognized related to unvested stock options was $4.6 million (2013 - nil).

During the quarter ended March 31, 2014, the Company granted an aggregate of 335,771 (2013 - 343,384) restricted shares and restricted share units with weighted average grant date fair values of $17.6 million (2013 - $15.2 million). During the quarter ended March 31, 2014, the aggregate fair value of restricted shares and restricted share units that vested was $9.8 million (2013 - $9.1 million). For the quarter ended March 31, 2014, compensation costs recognized in earnings for all restricted shares and restricted share units were $9.1 million (2013 - $4.7 million). At March 31, 2014, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $34.9 million (2013 - $15.3 million).

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended March 31, 2014, total expenses related to the Company’s Employee Share Purchase Plan were approximately $54,000 (2013 - $38,000).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

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

The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance, which are comprised of the following lines of business:

Insurance segment lines of business

•	Agriculture

•	Casualty and other specialty

•	Professional lines

•	Property

Reinsurance segment lines of business

•	Catastrophe

•	Property

•	Casualty

•	Professional lines

•	Specialty

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

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$652,276	$505,239	$1,157,515
Ceded premiums written	(309,249)	(49,561)	(358,810)

Net premiums written	343,027	455,678	798,705

Net premiums earned	144,021	252,245	396,266
Other underwriting loss	—	(1,238)	(1,238)

	144,021	251,007	395,028

Expenses
Net losses and loss expenses	88,533	88,363	176,896
Acquisition expenses	12,261	59,896	72,157
General and administrative expenses	41,288	31,918	73,206

	142,082	180,177	322,259

Underwriting income	$1,939	$70,830	$72,769

Net loss ratio	61.5%	35.0%	44.6%
Acquisition expense ratio	8.5%	23.7%	18.2%
General and administrative expense ratio	28.7%	12.7%	18.5%

Combined ratio	98.7%	71.4%	81.3%

Reserve for losses and loss expenses	$2,023,819	$1,823,955	$3,847,774

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$652,943	$524,419	$1,177,362
Ceded premiums written	(248,249)	(20,198)	(268,447)

Net premiums written	404,694	504,221	908,915

Net premiums earned	151,152	268,965	420,117
Other underwriting income	—	749	749

	151,152	269,714	420,866

Expenses
Net losses and loss expenses	99,464	119,506	218,970
Acquisition expenses	14,616	57,020	71,636
General and administrative expenses	35,627	30,851	66,478

	149,707	207,377	357,084

Underwriting income	$1,445	$62,337	$63,782

Net loss ratio	65.7%	44.4%	52.1%
Acquisition expense ratio	9.7%	21.2%	17.1%
General and administrative expense ratio	23.6%	11.5%	15.8%

Combined ratio	99.0%	77.1%	85.0%

Reserve for losses and loss expenses	$2,120,865	$1,905,671	$4,026,536

The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Total underwriting income	$72,769	$63,782
Net investment income	40,990	49,305
Net foreign exchange losses	(2,964)	(2,927)
Net realized and unrealized investment gains	4,872	6,235
Net impairment losses recognized in earnings	(111)	(806)
Amortization of intangibles	(1,617)	(2,101)
Interest expense	(9,051)	(9,038)

Income before income taxes	$104,888	$104,450

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended March 31, 2014 and 2013:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2014	2014	2013	2013
Insurance
Agriculture	$527,894	$281,645	$564,474	$341,130
Casualty and other specialty	74,895	41,721	56,467	43,261
Professional lines	38,780	14,570	20,964	14,203
Property	10,707	5,091	11,038	6,100

Total Insurance	652,276	343,027	652,943	404,694

Reinsurance
Catastrophe	126,648	78,963	147,866	131,398
Property	166,413	166,322	148,411	148,411
Casualty	84,982	83,392	129,392	127,963
Professional lines	25,619	25,619	12,307	12,307
Specialty	101,577	101,382	86,443	84,142

Total Reinsurance	505,239	455,678	524,419	504,221

Total	$1,157,515	$798,705	$1,177,362	$908,915

10.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at March 31, 2014 and December 31, 2013 amounted to $594.1 million and $758.0 million, respectively. At March 31, 2014, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor’s Corporation. At March 31, 2014 and December 31, 2013, the Company held collateral of $112.2 million and $14.2 million, respectively, related to its ceded reinsurance agreements.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the three months ended March 31, 2014 and 2013, respectively:

Broker	2014	2013
Marsh & McLennan Companies, Inc.	16.7%	13.3%
Aon Benfield	15.1%	17.7%
Willis Companies	12.0%	8.2%

Total of largest brokers	43.8%	39.2%

Letters of credit. As of March 31, 2014, the Company had issued letters of credit of $230.0 million (December 31, 2013 – $260.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont’d.

On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement (“LOC Agreement”) and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of March 31, 2014, the Company had issued letters of credit of $1.4 million under the LOC Agreement.

For letters of credit issued under the LOC Agreement, the Company is required to pay a fee which is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.

Investment commitments. As of March 31, 2014 and December 31, 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $149.4 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2014 and December 31, 2013, the Company had also pledged $273.0 million and $302.7 million of its cash and fixed maturity investments as required to meet collateral obligations for $230.0 million and $260.3 million in letters of credit outstanding under its credit facility and LOC Agreement, respectively. In addition, as of March 31, 2014 and December 31, 2013, cash and fixed maturity investments with fair values of $273.9 million and $273.7 million were on deposit with U.S. state regulators, respectively.

The Company is subject to certain commitments with respect to other investments at March 31, 2014 and December 31, 2013. See Note 3.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2014 are as follows:

Twelve months ended March 31,	Amount
2015	$16,062
2016	15,012
2017	11,939
2018	11,796
2019	10,628
2020 and thereafter	41,998

$107,435

Total net lease expense under operating leases for the three months ended March 31, 2014 was $4.2 million (2013 – $3.6 million).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2014 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2013 Form 10-K and this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

In the Insurance segment, the Company writes agriculture, casualty and other specialty, professional lines, and property insurance. In the Reinsurance segment, the Company writes catastrophe, property, casualty, and specialty reinsurance.

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2013 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Months Ended March 31, 2014 and 2013

Results of operations for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,157,515	$1,177,362	(1.7)%
Ceded premiums written	(358,810)	(268,447)	33.7%

Net premiums written	798,705	908,915	(12.1)%

Net premiums earned	396,266	420,117	(5.7)%
Net investment income	40,990	49,305	(16.9)%
Net realized and unrealized investment gains	4,872	6,235	(21.9)%
Net impairment losses recognized in earnings	(111)	(806)	(86.2)%
Other underwriting (loss) income	(1,238)	749	NM (2)

Total revenues	440,779	475,600	(7.3)%

Expenses
Net losses and loss expenses	176,896	218,970	(19.2)%
Acquisition expenses	72,157	71,636	0.7%
General and administrative expenses	73,206	66,478	10.1%
Amortization of intangibles	1,617	2,101	(23.0)%
Net foreign exchange losses	2,964	2,927	1.3%
Interest expense	9,051	9,038	0.1%
Income tax expense	408	4,151	(90.2)%

Net income	$104,480	$100,299	4.2%

Net loss ratio	44.6%	52.1%	(7.5)
Acquisition expense ratio	18.2%	17.1%	1.1
General and administrative expense ratio	18.5%	15.8%	2.7

Combined ratio	81.3%	85.0%	(3.7)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended March 31, 2014 were $1,157.5 million, a decrease of $19.8 million, or 1.7%, compared to the same period in 2013. Net premiums written in the three months ended March 31, 2014 were $798.7 million, a decrease of $110.2 million, or 12.1%. The decrease in gross and net premiums written was driven by the following factors:

•	A decline in gross and net premiums written in the catastrophe line of business in the Reinsurance segment due to decreased participation on certain contracts, downward pressure on renewal rates, non-renewal of a number of contracts, and increased purchases of retrocessional coverage;

•	A decline in gross and net premiums written in the casualty line of business in the Reinsurance segment due to non-renewal of business that no longer met profitability targets and reduced participation on certain contracts where pricing was inadequate, partially offset by new business written by recently added underwriting teams;

•	A decline in gross and net premiums written in the agriculture line of business in the Insurance segment due to declines in commodity prices on spring crops and increased third party cessions, partially offset by growth in policy counts;

•	An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, as a result of substantial investments to expand the Company’s Insurance underwriting leadership and personnel over the last twelve months, offset by increased reinsurance purchases across the Insurance portfolio.

•	An increase in gross and net premiums written in the specialty line of business in the Reinsurance segment as a result of new trade credit, surety and political risk business, as well as international agriculture business, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions in the aviation and space business;

•	An increase in gross and net premiums written in the property line of business in the Reinsurance segment, due primarily to new business generated by the Company’s U.S. subsidiaries and Zurich branch and from a number of positive premium adjustments;

•	An increase in gross and net premiums written in the professional line of business in the Reinsurance segment, due primarily to new business generated by an underwriting team that joined the Company in late 2013; and

•	An increase in ceded premiums written by the Company in the quarter ended March 31, 2014 as compared to the same period in 2013 across both the Insurance and Reinsurance segments. Ceded premiums increased across all lines of business in the Insurance segment due to an increase in quota share reinsurance purchases, including a new whole account quota share treaty covering the entire segment’s book of business. In addition, the Company purchased an excess of loss treaty covering the Insurance segment’s agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums. In the Reinsurance segment, ceded premium increased as the Company purchased increased levels of protection within the catastrophe line of business, including an aggregate all perils excess of loss treaty and additional proportional retrocession.

Net premiums earned for the three months ended March 31, 2014 were $396.3 million, a decrease of $23.9 million, or 5.7%, from the first quarter of 2013 due to the decrease in gross premiums written and increase in ceded premiums written.

Net Investment Income

The Company’s net investment income of $41.0 million decreased by 16.9% or $8.3 million for the quarter ended March 31, 2014 as compared to the same period in 2013. Investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $0.8 million for the three months ended March 31, 2014 compared to the same period in 2013. Net investment income during the first quarter of 2014 included net mark to market gains of $13.5 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $23.1 million in the first quarter of 2013. Investment expenses, including investment management fees, for the three months ended March 31, 2014 and 2013 were $3.7 million.

The annualized net earned yield and total return of the investment portfolio for the three months ended March 31, 2014 and 2013 and the market yield and portfolio duration as of March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Annualized net earned yield(1)	2.58%	3.13%
Total return on investment portfolio(2)	1.24%	0.60%
Market yield(3)	1.81%	1.50%
Portfolio duration(4)	2.94 years	2.78 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.

(2)	Net of investment manager fees; includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the first quarter of 2014, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 31 basis point range, with a high of 0.92% and a low of 0.61%. Trading activity in the Company’s portfolio during the first quarter included reductions in U.S. government and government agencies securities and U.S. government agency residential mortgage-backed securities, and increased allocations to non-agency mortgage-backed securities, corporate securities, foreign government bonds, equity securities, asset-backed securities, and government and agency guaranteed corporate securities. The duration of fixed income investments decreased to 2.94 years at March 31, 2014 from 3.11 years at December 31, 2013, due to the decrease in interest rates which increased the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing a reduction of the average expected maturity of these securities.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2014 were $1,110.6 million compared to $458.1 million during the same period a year ago. Net realized investment gains decreased during the three months ended March 31, 2014 compared to the same period in 2013. Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$10,247	$7,420
Gross realized losses on investment sales	(5,984)	(1,463)
Change in fair value of derivative financial instruments	609	278

Net realized and unrealized investment gains	$4,872	$6,235

Net impairment losses recognized in earnings for the three months ended March 31, 2014 and 2013 were $0.1 million and $0.8 million, respectively.

Net Foreign Exchange Gains and Losses

For the three months ended March 31, 2014, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $3.0 million compared to a net foreign exchange loss of $2.9 million for the same period of 2013. The current period net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened against Japanese Yen and Australia dollar, revaluing net liability balances in those currencies higher. In the prior year, the net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar strengthened against British sterling and Japanese Yen, revaluing net asset positions in those currencies lower.

Net Losses and Loss Expenses

The Company’s net losses and loss expense ratio for the three months ended March 31, 2014 decreased compared to the same period in 2013, principally as a result of lower incurred losses in the casualty and other specialty line of business in the Insurance segment and the casualty, professional, specialty and catastrophe lines in the Reinsurance segment. Improvement in the net losses and loss expense ratio was due to the strategic re-underwriting and re-balancing of the Company’s underwriting portfolios, driven in part by the impact of underwriting teams added during the past six to twelve months. The absence of any major catastrophe events for the quarters ended March 31, 2014 and 2013 benefitted each period’s net loss and loss expense ratio.

Favorable prior year loss reserve development was $50.3 million for the first quarter of 2014 compared to $50.7 million during the same period in 2013. In the first quarter of 2014, prior year loss reserves emerged favorably across all lines business of the Insurance and Reinsurance segments. In the Insurance segment, favorable reserve development in the first quarter of 2014 was lower than the first quarter of 2013, primarily in the property line of business due to lower than expected claims reported and favorable case reserve development. Favorable reserve development in the Reinsurance segment was higher than in 2013, due to lower than expected reported losses in the property and specialty lines of business.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended March 31, 2014 was higher than the same period in 2013 primarily due to growth in earned premiums in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the catastrophe line of the Reinsurance segment, which incurs a lower than average acquisition expense rate. This increase was partially offset by a decrease in the Insurance segment acquisition expense ratio compared to 2013, driven by a decrease in the professional lines net earned premiums, which incurs a higher net acquisition expense rate.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the first quarter of 2014 increased by 2.7 percentage points compared to the same period in 2013 due to an increase in personnel costs related to the addition of new underwriting teams and management personnel over the last year and the resulting payroll and equity compensation related expenses. At March 31, 2014, the Company had a total of 936 employees compared to 899 employees at March 31, 2013.

Income Tax Expense

The Company recorded tax expense for the quarter ended March 31, 2014 of $0.4 million compared to tax expense of $4.2 million for the quarter ended March 31, 2013. The reduction tax expense in 2014 was due to the impact of adjustments to deferred tax valuation allowances on prior year tax charges in the Company’s United States subsidiaries compared to 2013.

Net Income

The Company generated net income of $104.5 million in the three months ended March 31, 2014 compared to net income of $100.3 million in the same period of 2013 primarily as a result of decreased losses during the current quarter offset by reduced premiums earned and higher general and administrative expenses.

Reserve for Losses and Loss Expenses

As of March 31, 2014, the Company had accrued losses and loss expense reserves of $3.8 billion (December 31, 2013 - $4.0 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three months ended March 31, 2014 and 2013, the Company’s net paid losses and loss expenses were $277.1 million and $313.2 million, respectively.

As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.

Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

Losses and loss expenses for the three months ended March 31, 2014 are summarized as follows:

	Incurred related to:
			Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$50,356	$(2,140)	$48,216
Casualty and other specialty	25,943	(6,716)	19,227
Professional lines	18,040	(1,128)	16,912
Property	5,842	(1,664)	4,178

Total Insurance	100,181	(11,648)	88,533

Reinsurance:
Catastrophe	$15,808	$(7,761)	$8,047
Property	44,571	(14,757)	29,814
Casualty	28,667	(2,751)	25,916
Professional lines	19,965	(2,029)	17,936
Specialty	18,016	(11,366)	6,650

Total Reinsurance	127,027	(38,664)	88,363

Totals	$227,208	$(50,312)	$176,896

Losses and loss expenses for the three months ended March 31, 2014 included $50.3 million in favorable development of reserves relating to prior accident years. This favorable loss reserve development benefited the Company’s reported net loss ratio by approximately 12.7 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence across all lines of business within both the Insurance and Reinsurance segments.

For the three months ended March 31, 2014, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the Insurance and Reinsurance segments as the variances in reported losses for those segments were within the range of reasonable results anticipated by the Company.

Losses and loss expenses for the three months ended March 31, 2013 are summarized as follows:

	Incurred related to:
			Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$50,692	$(4,733)	$45,959
Casualty and other specialty	38,309	(4,942)	33,367
Professional lines	23,824	667	24,491
Property	3,934	(8,287)	(4,353)

Total Insurance	116,759	(17,295)	99,464

Reinsurance:
Catastrophe	28,443	(11,911)	16,532
Property	52,935	(1,626)	51,309
Casualty	41,739	(8,240)	33,499
Professional lines	9,846	(5,658)	4,188
Specialty	19,916	(5,938)	13,978

Total Reinsurance	152,879	(33,373)	119,506

Totals	$269,638	$(50,668)	$218,970

Losses and loss expenses for the three months ended March 31, 2013 included $50.7 million in favorable development of reserves relating to prior accident years. This favorable development benefited the Company’s reported net loss ratio by approximately 12.1 percentage points. This net reduction in estimated losses for prior accident years resulted primarily from lower than expected claims emergence in the agriculture, casualty and other specialty and property lines of business within the Insurance segment, and all lines of business within the Reinsurance segment.

For the three months ended March 31, 2013, the Company did not materially alter the two key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of reasonable results anticipated by the Company.

Insurance

Agriculture. For the three months ended March 31, 2014 and 2013, the Company recorded favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2013 and 2012 crop years, respectively.

Casualty and other specialty. For the three months ended March 31, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability and casualty businesses. For the three months ended March 31, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability business. This favorable loss development was partially offset by adverse loss development within workers’ compensation and U.S. based casualty business. The Company exited the workers’ compensation insurance line of business in 2009.

Professional lines. For the three months ended March 31, 2014, the Company recorded a modest amount of favorable loss emergence within this line of business primarily due to slightly lower than expected claims activity. For the three months ended March 31, 2013, the Company recorded a modest amount of unfavorable loss emergence within this line of business primarily due to slightly higher than expected claims activity.

Property. For the three months ended March 31, 2014 and 2013, the favorable loss emergence in the property line of business was primarily due to lower than expected claims reported and favorable case reserve development.

Reinsurance

Catastrophe. For the three months ended March 31, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.

Property. For the three months ended March 31, 2014 and 2013, the Company recorded overall favorable loss emergence within this line of business primarily due to lower than expected claims activity.

Casualty. For the three months ended March 31, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.

Specialty. For the three months ended March 31, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company’s aviation, marine, trade credit and surety businesses. For the three months ended March 31, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company’s aviation and surety businesses.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at March 31, 2014:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$66,471	$133,185	$199,656
Casualty and other specialty	320,049	964,182	1,284,231
Professional lines	113,911	387,220	501,131
Property	23,553	15,248	38,801

Total Insurance	523,984	1,499,835	2,023,819

Reinsurance:
Catastrophe	155,088	100,861	255,949
Property	180,130	128,341	308,471
Casualty	248,883	550,891	799,774
Professional lines	60,856	165,855	226,711
Specialty	90,858	142,192	233,050

Total Reinsurance	735,815	1,088,140	1,823,955

Totals	$1,259,799	$2,587,975	$3,847,774

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2013:

			Reserve for losses
	Case Reserves	IBNR Reserves	and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$257,939	$84,429	$342,368
Casualty and other specialty	316,170	960,130	1,276,300
Professional lines	110,880	390,875	501,755
Property	23,410	15,057	38,467

Total Insurance	708,399	1,450,491	2,158,890

Reinsurance:
Catastrophe	167,152	98,474	265,626
Property	196,715	127,083	323,798
Casualty	244,300	554,289	798,589
Professional lines	65,353	149,882	215,235
Specialty	96,801	143,320	240,121

Total Reinsurance	770,321	1,073,048	1,843,369

Totals	$1,478,720	$2,523,539	$4,002,259

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$652,276	$652,943	(0.1)%
Ceded premiums written	(309,249)	(248,249)	24.6%

Net premiums written	343,027	404,694	(15.2)%

Net premiums earned	144,021	151,152	(4.7)%
Other underwriting income	—	—	—%

	144,021	151,152	(4.7)%

Expenses
Losses and loss expenses	88,533	99,464	(11.0)%
Acquisition expenses	12,261	14,616	(16.1)%
General and administrative expenses	41,288	35,627	15.9%

	142,082	149,707	(5.1)%

Underwriting income	$1,939	$1,445	34.2%

Net loss ratio	61.5%	65.7%	(4.2)
Acquisition expense ratio	8.5%	9.7%	(1.2)
General and administrative expense ratio	28.7%	23.6%	5.1

Combined ratio	98.7%	99.0%	(0.3)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. Gross premiums written for the first quarter of 2014 in the Insurance segment decreased by $0.7 million over the first quarter of 2013. Gross and net premiums written for each line of business in the Insurance segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$527,894	$281,645	$564,474	$341,130
Casualty and other specialty	74,895	41,721	56,467	43,261
Professional lines	38,780	14,570	20,964	14,203
Property	10,707	5,091	11,038	6,100

Total	$652,276	$343,027	$652,943	$404,694

The decrease in the Insurance segment’s net premiums written for the three months ended March 31, 2014 compared to 2013 was driven primarily by the agriculture line of business, due to declines in commodity prices on spring crop premiums and increased third party cessions, partially offset by growth in policy counts. Agriculture insurance writings are seasonal in nature with the majority of net premiums written recorded in the first and third quarters of the year. As a result of the substantial investments to expand the Company’s Insurance segment underwriting leadership and personnel over the last twelve months, the Insurance segment’s U.S. based casualty and other specialty line and its U.S. and London based professional lines of business generated substantial growth in gross written premiums that was offset by increased reinsurance protection purchased across the Insurance portfolio.

Ceded premiums written by the Company increased in the quarter ended March 31, 2014 as compared to the same period in 2013 due to an increase in quota share reinsurance purchases, including a new whole account quota share treaty covering the entire Insurance segment’s book of business. In addition, the Company purchased an excess of loss treaty covering the Insurance segment’s agriculture line of business at a lower attachment point compared to that purchased in 2013, resulting in increased ceded premiums.

The net premiums earned by the Company in the Insurance segment reduced in the three months ended March 31, 2014 compared to 2013 due to the decline in net written premiums and the increase in ceded premiums written.

Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment for the three months ended March 31, 2014 decreased 4.2 percentage points compared to the same period in 2013. During the first quarter of 2014 the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $11.6 million, which decreased the net loss ratio by 8.1 percentage points, as compared to reductions of $17.3 million, which decreased the net loss ratio by 11.4 percentage points, for the three months ended March 31, 2013. The lower level of favorable loss development in the first quarter of 2014 compared to 2013 was driven primarily by the property line of business, which experienced much lower than expected claims activity.

In addition to the decreased level of current period favorable prior year loss reserve release was a decrease in the current period accident quarter loss ratio compared to the three months ended March 31, 2013. The current accident quarter loss ratio decreased by 7.5 percentage points for the three months ended March 31, 2014 compared to the same period in 2013 due to a decreased net loss ratio in the Company’s casualty and other specialty line of business following the strategic re-underwriting and re-balancing of the portfolio and the addition of new underwriting teams during the past twelve months.

Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment in the first quarter of 2014 decreased compared to the same period in 2013 due to a decrease in net earned premiums in the professional lines line of business, which incurs a higher net acquisition expense rate.

General and Administrative Expenses. The general and administrative expense ratio in the Insurance segment for the first quarter of 2014 increased 5.1 percentage points compared to the same period in 2013 as a result of reduced net earned premiums and an increase in personnel costs related to the addition of new underwriting teams and related equity grants.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	Change(1)
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$505,239	$524,419	(3.7)%
Ceded premiums written	(49,561)	(20,198)	145.4%

Net premiums written	455,678	504,221	(9.6)%

Net premiums earned	252,245	268,965	(6.2)%
Other underwriting (loss) income	(1,238)	749	NM (2)

	251,007	269,714	(6.9)%

Expenses
Losses and loss expenses	88,363	119,506	(26.1)%
Acquisition expenses	59,896	57,020	5.0%
General and administrative expenses	31,918	30,851	3.5%

	180,177	207,377	(13.1)%

Underwriting income	$70,830	$62,337	13.6%

Net loss ratio	35.0%	44.4%	(9.4)
Acquisition expense ratio	23.7%	21.2%	2.5
General and administrative expense ratio	12.7%	11.5%	1.2

Combined ratio	71.4%	77.1%	(5.7)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums. In the first quarter of 2014, net premiums written in the Reinsurance segment decreased by 9.6% over the first quarter of 2013. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$126,648	$78,963	$147,866	$131,398
Property	166,413	166,322	148,411	148,411
Casualty	84,982	83,392	129,392	127,963
Professional lines	25,619	25,619	12,307	12,307
Specialty	101,577	101,382	86,443	84,142

Total	$505,239	$455,678	$524,419	$504,221

The decrease in net premiums written in the Reinsurance segment for the current quarter compared to the same period in 2013 was primarily due to the following factors:

•	A decline in gross premiums written in the catastrophe line of business due to decreased participation on certain contracts, downward pressure on renewal rates, and non-renewal of a number of contracts. Net premiums written in the catastrophe line of business were further impacted by increased purchases of retrocessional coverage, including an aggregate all perils excess of loss treaty and increased proportional retrocession;

•	A decline in gross and net premiums written in the casualty line of business due to reduced participation on certain contracts, and non-renewal of business that no longer met profitability targets;

•	An increase in gross and net premiums written in the specialty line of business as a result of new trade credit, surety and political risk business, as well as agriculture business, partially offset by reductions in signed lines in aviation and space business;

•	An increase in gross and net premiums written in the property of business due primarily to new business generated by the Company’s U.S. subsidiaries and Zurich branch, partially offset by a number of negative premium adjustments; and

•	An increase in gross and net premiums written in the professional lines line of business due primarily to new business generated by an underwriting team that joined the Company in late 2013.

Net premiums earned by the Company for the three months ended March 31, 2014 decreased compared to the first quarter of 2013 due to the decrease in gross premiums written and increase in ceded premiums written.

Net Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2014 decreased compared to the first quarter of 2013 as a result of higher levels of prior year favorable reserve development in 2014 compared to 2013. The Company recorded $38.7 million or 15.3 percentage points of favorable prior year loss reserve development in the first quarter of 2014 compared to $33.4 million or 12.4 percentage points in the same quarter last year. During the first quarter of 2014, the majority of the favorable loss reserve development emanated from the property and specialty lines, due to lower than expected reported losses. The first quarter of 2013 experienced favorable loss reserve development primarily from the property and casualty lines of business due to lower than expected claims emergence.

In addition to the increased levels of favorable prior year reserve development, the current period accident quarter loss ratio improved by 6.5 points for the three months ended March 31, 2014 compared to the same period in 2013 due to decreased net loss ratios in the Company’s casualty, professional and catastrophe lines. These improvements resulted from the strategic re-underwriting and re-balancing of the portfolio including the impact of new underwriting teams added during the past twelve months.

For the quarters ended March 31, 2014 and 2013, there was an absence of any major catastrophe events.

Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment in the first quarter of 2014 was higher than the same period in 2013 primarily due to growth in the specialty and professional lines of business, which incur a higher net acquisition expense rate and a decline in earned premiums in the catastrophe line of business, which incurs a lower than average acquisition expense rate.

General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment in the three months ended March 31, 2014 increased 1.2 percentage points in comparison to the same period in 2013 as a result of an increase in personnel costs arising from additions to executive management over the last twelve months and from a decline in net earned premiums.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2014, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $579.5 million (December 31, 2013 – $654.5 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2013, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2014 without the prior approval of the applicable insurance regulator. At March 31, 2014, American Agri-Business could pay dividends of $3.9 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2014, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2014 totaled $6.5 billion, which is consistent with the aggregate invested assets of $6.5 billion as of December 31, 2013.

At March 31, 2014, the Company’s available for sale investments had gross unrealized gains of $101.9 million and gross unrealized losses of $29.7 million. Gross unrealized losses on the Company’s fixed income investments were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. The Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at March 31, 2014. The Company has the ability and intent to hold its equity securities until recovery. Therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at March 31, 2014.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $507.0 million at March 31, 2014, compared to $463.4 million at December 31, 2013.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(U.S. dollars in thousands)
Net cash (used in) provided by operating activities	$(25,596)	$23,493
Net cash provided by (used in) investing activities	120,112	(237,787)
Net cash used in financing activities	(26,798)	(34,360)
Effect of exchange rate changes on cash and cash equivalents	3,096	(18,178)

Net increase (decrease) in cash and cash equivalents	70,814	(266,832)
Cash and cash equivalents, beginning of period	845,851	1,124,019

Cash and cash equivalents, end of period	$916,665	$857,187

The decrease in cash flows provided by operating activities in the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to reduced gross premium related cash inflows and higher ceded premium and general expenditure outflows, partially offset by lower gross loss payments.

The increase in cash provided by investing activities reflected the Company’s active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows provided by investing activities in 2014 principally reflected increased proceeds from sales and maturities of available for sale investments partially offset by higher purchases of available for sale investments compared to 2013.

The cash flows used in financing activities in the first quarter of 2014 were lower than in 2013 principally due to an absence of share repurchase activity in the current period. During the three months ended March 31, 2013, the Company used its capital to repurchase 223,152 ordinary shares in the open market for $10.0 million at an average price per share of $44.83.

The effect of exchange rate changes had a modestly positive impact on the cash balances of the Company in the first quarter of 2014 as exchange rates did not change to a significant extent in the period. In the first quarter of 2013 the dollar strengthened significantly against the British Sterling and Japanese Yen resulting in a reduction in the reported value of cash balances.

As of March 31, 2014 and December 31, 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $149.4 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2014 and December 31, 2013, the Company had also pledged $273.0 million and $302.7 million of its cash and fixed maturity investments to meet collateral obligations for $230.0 million and $260.3 million in letters of credit outstanding under its credit facility, respectively. In addition, at March 31, 2014 and December 31, 2013, cash and fixed maturity investments with fair values of $273.9 million and $273.7 million were on deposit with U.S. state regulators, respectively.

Credit Facility. Under the Company’s credit facility, the Company and its subsidiaries have access to a revolving line of credit of up to $700.0 million, which expires April 19, 2016. As of March 31, 2014, there were no borrowings under this facility and letters of credit outstanding under the facility were $230.0 million.

Letter of Credit Facility. On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement (“LOC Agreement”) and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of March 31, 2014, the Company had issued letters of credit of $1.4 million under the LOC Agreement.

For letters of credit issued under the LOC Agreement, the Company is required to pay a fee which is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to generate positive operating cash flows through 2014, absent the occurrence of additional significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, or arrange for additional financing. However, there can be no assurance that the Company will be successful in executing these strategies.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	uncertainty as to whether the Company will be able to enter into or consummate the transaction with Aspen Insurance Holdings Limited (“Aspen”) on the terms set forth in the proposal (the “Transaction”);

•	the risk that our or Aspen’s shareholders do not approve the Transaction;

•	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transaction;

•	uncertainties as to the timing of the Transaction;

•	uncertainty as to the actual premium of the Company’s share component of the proposal that will be realized by Aspen shareholders in connection with the Transaction;

•	competitive responses to the Transaction;

•	the risk that regulatory or other approvals required for the Transaction are not obtained or are obtained subject to conditions that are not anticipated;

•	the risk that the conditions to the closing of the Transaction are not satisfied;

•	the inability to obtain, or delays in obtaining costs savings and synergies from the Transaction;

•	unexpected costs charges or expenses resulting from the Transaction;

•	litigation relating to the Transaction;

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events or as a result of changing climate conditions, than our underwriting, reserving or investment practices have anticipated;

•	changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, technological advances in agricultural practices, changes in U.S. and foreign legislation and policies related to agricultural products and producers;

•	termination of or changes in the terms of the U.S. multiple peril crop insurance program and termination or changes to the U.S. farm bill, including modifications to the Standard Reinsurance Agreement put in place by the Risk Management Agency of the U.S. Department of Agriculture;

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business, including the costs and difficulties related to the integration of Aspen’s businesses and operations with those of the Company;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Holdings or Endurance Bermuda becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the new Federal Insurance Office within the U.S. Department of the Treasury and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in the United States and the implementation of Solvency II by the European Commission;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•	the possible further downgrade of U.S. or foreign government securities by credit rating agencies, and the resulting effect on the value of U.S. or foreign government and other securities in our investment portfolio as well as the uncertainty in the market generally;

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event; and

•	changes in general economic conditions and/or industry specific conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2013 Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Information about Market Risk” included in the Company’s 2013 Form 10-K.

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

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2013 Annual Report on Form 10-K, as supplemented by the following risk factors and other information in this on Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. The risk factors listed may apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section

Acquisitions or strategic investments that we made or may make could turn out to be unsuccessful.

As part of our strategy, we have pursued and may continue to pursue growth through acquisitions and/or strategic investments in new businesses as reflected by our recent proposal to acquire Aspen Insurance Holdings Limited (“Aspen”). Completion of such acquisitions or strategic investments is subject to a number of contingencies, including with respect to the ability to obtain required shareholder and regulatory approvals. In addition, the negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Successful integration will depend on, among other things, our ability to effectively integrate acquired businesses or new personnel into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of an acquired business or new personnel will be successful or that the business acquired will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by the integration process may adversely impact our financial results. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

In making its proposal to acquire Aspen, the Company has only conducted a review of Aspen’s publicly available information and has not had access to Aspen’s non-public information. Therefore, the Company’s proposal, if consummated, may result in the Company being subject to unknown liabilities of Aspen which may have a material adverse effect on the Company’s profitability, financial condition and results of operations.

In making its proposal to acquire Aspen, the Company has only conducted a due diligence review of Aspen’s publicly available information. The consummation of an acquisition of Aspen may constitute a default, or an event that, with or without notice or lapse of time or both, would constitute a default, or result in the acceleration or other change of any right or obligation (including, without limitation, any payment obligation) under agreements of Aspen that are not publicly available. As a result, if the Company’s proposal is consummated, the Company may be subject to unknown liabilities of Aspen, which may have a material adverse effect on the Company’s profitability, financial condition and results of operations.

In addition, an acquisition of Aspen may also permit a counter-party to an agreement with Aspen to terminate that agreement because completion of an acquisition of Aspen would cause a default or violate an anti-assignment, change of control or similar clause. If this happens, the Company may have to seek to replace that agreement with a new agreement. The Company cannot assure you that it will be able to replace a terminated agreement on comparable terms or at all. Depending on the importance of a terminated agreement to Aspen’s business, failure to replace that agreement on similar terms or at all may increase the costs to the Company of operating Aspen’s business or prevent the Company from operating part or all of Aspen’s business following an acquisition.

In respect of all information relating to Aspen presented in, incorporated by reference into or omitted from, documents that the Company may file with the SEC, the Company has relied upon publicly available information, including information publicly filed by Aspen with the SEC. Although the Company has no knowledge that would indicate that any statements contained therein regarding Aspen’s condition, including its financial or operating condition (based upon such publicly filed reports and documents) are inaccurate, incomplete or untrue, the Company was not involved in the preparation of such information and statements. Any financial, operating or other information regarding Aspen that may be detrimental to the Company following its acquisition of Aspen that has not been publicly disclosed by Aspen, or errors in the Company’s estimates due to the lack of access to Aspen, may have an adverse effect on the Company’s financial condition or the benefits the Company expects to achieve through the consummation of the acquisition.

The market for our ordinary shares may be adversely affected by the issuance of additional ordinary shares, including pursuant to the proposed acquisition of Aspen.

We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. In connection with the completion of the proposed acquisition of Aspen, we will issue additional ordinary shares. The increase in the number of our ordinary shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our ordinary shares and may make it more difficult for you to sell your ordinary shares at a time and price that you deem appropriate.

The impact of the proposed acquisition of Aspen is not reflected in our financial statements and could affect our results of operations and financial condition in the future.

Our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K assume the Company on a stand-alone basis and do not give effect to the potential impact of the proposed acquisition of Aspen. Our future performance could be affected by the proposed acquisition of Aspen, including as a result of the business development costs that may be incurred in connection therewith (regardless of whether we are successful in completing the proposed acquisition). If the proposed acquisition of Aspen is completed, our future financial statements are expected to be significantly different from the financial statements included in our 2013 Annual Report on Form 10-K.

Other than set forth above, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
January 1, 2014 – January 31, 2014	—	$—	—	5,000,000
February 1, 2014 – February 28, 2014	—	$—	—	5,000,000
March 1, 2014 – March 31, 2014	—	$—	—	5,000,000

Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.
(2)	At its meeting on February 27, 2014, the Board of Directors of the Company authorized the repurchase of up to a total of 5,000,000 ordinary shares and share equivalents through February 28, 2016, superseding all previous authorizations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2014 (unaudited) and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: May 12, 2014	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date: May 12, 2014	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)