Form 10-Q
period 2014-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2014-08-07
CIK 1179755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended June 30, 2014,

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 1, 2014
Ordinary Shares - $1.00 par value	44,719,594

ENDURANCE SPECIALTY HOLDINGS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars, except share amounts)

	JUNE 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,912,191 and $4,802,580 at June 30, 2014 and December 31, 2013, respectively)	$4,993,099	$4,823,964
Short-term investments, available for sale at fair value (amortized cost: $24,564 and $35,029 at June 30, 2014 and December 31, 2013, respectively)	24,564	35,028
Equity securities, available for sale at fair value (cost: $249,463 and $227,828 at June 30, 2014 and December 31, 2013, respectively)	287,642	252,466
Other investments	648,642	617,478

Total investments	5,953,947	5,728,936
Cash and cash equivalents	801,028	845,851
Premiums receivable, net	1,380,858	669,198
Insurance and reinsurance balances receivable	134,750	127,722
Deferred acquisition costs	257,262	186,027
Prepaid reinsurance premiums	424,133	187,209
Reinsurance recoverable on unpaid losses	606,140	593,755
Reinsurance recoverable on paid losses	145,694	164,220
Accrued investment income	26,385	24,104
Goodwill and intangible assets	162,178	165,378
Deferred tax asset	45,782	51,703
Net receivable on sales of investments	67,578	54,910
Other assets	172,912	179,109

Total assets	$10,178,647	$8,978,122

LIABILITIES
Reserve for losses and loss expenses	$3,963,393	$4,002,259
Reserve for unearned premiums	1,689,819	1,018,851
Deposit liabilities	21,987	19,458
Reinsurance balances payable	378,295	181,061
Debt	527,714	527,478
Net payable on purchases of investments	272,696	129,047
Other liabilities	209,068	213,419

Total liabilities	7,062,972	6,091,573

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2013 – $430,000)	17,200	17,200
Common shares
Ordinary – 44,705,758 issued and outstanding (2013 – 44,368,742)	44,706	44,369
Additional paid-in capital	583,691	569,116
Accumulated other comprehensive income	136,038	62,731
Retained earnings	2,334,040	2,193,133

Total shareholders’ equity	3,115,675	2,886,549

Total liabilities and shareholders’ equity	$10,178,647	$8,978,122

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Revenues
Gross premiums written	$689,425	$572,710	$1,846,940	$1,750,072
Ceded premiums written	(177,998)	(108,089)	(536,808)	(376,536)

Net premiums written	511,427	464,621	1,310,132	1,373,536
Change in unearned premiums	(29,889)	78,714	(432,328)	(410,084)

Net premiums earned	481,538	543,335	877,804	963,452
Net investment income	39,302	32,468	80,292	81,773
Net realized and unrealized investment gains	3,411	10,372	8,283	16,607
Total other-than-temporary impairment losses	(198)	(579)	(309)	(1,385)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized in earnings	(198)	(579)	(309)	(1,385)
Other underwriting (loss) income	(4,824)	888	(6,062)	1,637

Total revenues	519,229	586,484	960,008	1,062,084

Expenses
Net losses and loss expenses	259,196	359,058	436,092	578,028
Acquisition expenses	78,601	71,868	150,758	143,504
General and administrative expenses	86,455	81,359	159,661	147,837
Amortization of intangibles	1,623	1,625	3,240	3,726
Net foreign exchange losses	319	3,368	3,283	6,295
Interest expense	9,732	9,052	18,783	18,090

Total expenses	435,926	526,330	771,817	897,480

Income before income taxes	83,303	60,154	188,191	164,604
Income tax (expense) benefit	(140)	865	(548)	(3,286)

Net income	83,163	61,019	187,643	161,318
Preferred dividends	(8,188)	(8,188)	(16,376)	(16,376)

Net income available to common and participating common shareholders	$74,975	$52,831	$171,267	$144,942

Comprehensive income (loss)
Net income	$83,163	$61,019	$187,643	$161,318
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income (loss), reclassification adjustment and applicable deferred income taxes of ($5,916) and $10,831 for the six months ended June 30, 2014 and 2013, respectively)	37,659	(106,249)	61,039	(111,095)
Foreign currency translation adjustments	8,998	219	12,223	(9,975)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	29	45	45

Other comprehensive income (loss)	46,679	(106,001)	73,307	(121,025)

Comprehensive income (loss)	$129,842	$(44,982)	$260,950	$40,293

Per share data
Basic earnings per common share	$1.68	$1.21	$3.84	$3.34

Diluted earnings per common share	$1.68	$1.21	$3.84	$3.34

Dividend per common share	$0.34	$0.32	$0.68	$0.64

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
Preferred shares

Balance, beginning and end of period	$17,200	$17,200

Common shares
Balance, beginning of period	44,369	43,116
Issuance of common shares, net of forfeitures	337	1,533
Repurchase of common shares	—	(318)

Balance, end of period	44,706	44,331

Additional paid-in capital
Balance, beginning of period	569,116	527,915
Issuance of common shares, net of forfeitures	900	29,598
Repurchase of common shares and share equivalents	—	(14,266)
Settlement of equity awards	(4,039)	(2,923)
Stock-based compensation expense	17,714	15,931

Balance, end of period	583,691	556,255

Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	18,636	12,676
Foreign currency translation adjustments	12,223	(9,975)

Balance, end of period	30,859	2,701

Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	45,950	141,731
Net unrealized holding gains (losses) arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	61,039	(111,095)

Balance, end of period	106,989	30,636

Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,855)	(1,944)
Net change from current period hedging transactions, net of reclassification adjustment	45	45

Balance, end of period	(1,810)	(1,899)

Total accumulated other comprehensive income	136,038	31,438

Retained earnings
Balance, beginning of period	2,193,133	1,969,903
Net income	187,643	161,318
Dividends on preferred shares	(16,376)	(16,376)
Dividends on common shares	(30,360)	(28,015)

Balance, end of period	2,334,040	2,086,830

Total shareholders’ equity	$3,115,675	$2,736,054

See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
Cash flows provided by operating activities
Net income	$187,643	$161,318
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	22,253	27,804
Amortization of other intangibles and depreciation	10,673	9,479
Net realized and unrealized investment gains	(8,283)	(16,607)
Net impairment losses recognized in earnings	309	1,385
Deferred taxes	4	2,092
Stock-based compensation expense	17,714	15,931
Equity in earnings of other investments	(24,326)	(29,839)
Premiums receivable, net	(711,660)	(669,866)
Insurance and reinsurance balances receivable	(7,028)	(5,742)
Deferred acquisition costs	(71,235)	(42,488)
Prepaid reinsurance premiums	(236,924)	(126,209)
Reinsurance recoverable on unpaid losses	(12,385)	97,763
Reinsurance recoverable on paid losses	18,526	(18,594)
Accrued investment income	(2,281)	1,762
Other assets	4,271	8,540
Reserve for losses and loss expenses	(38,866)	(95,295)
Reserve for unearned premiums	670,968	535,009
Deposit liabilities	2,529	(4,435)
Reinsurance balances payable	197,234	151,739
Other liabilities	531	38,965

Net cash flows provided by operating activities	19,667	42,712

Cash flows used in investing activities
Proceeds from sales of available for sale investments	2,060,744	1,395,528
Proceeds from maturities and calls on available for sale investments	284,656	381,332
Proceeds from the redemption of other investments	19,703	23,406
Purchases of available for sale investments	(2,345,876)	(1,894,444)
Purchases of other investments	(26,541)	(45,414)
Net settlements of other assets	14,174	(18,584)
Purchases of fixed assets	(25,706)	(7,081)
Net cash paid for subsidiary acquisition	(40)	(347)

Net cash flows used in investing activities	(18,886)	(165,604)

Cash flows used in financing activities
Issuance of common shares, net of forfeitures	1,128	31,049
Repurchase of common shares	—	(14,584)
Settlement of equity awards	(4,039)	(2,923)
Debt issuance costs paid	(4,750)	—
Proceeds from issuance of debt	373	408
Repayments and repurchases of debt	(244)	(446)
Dividends on preferred shares	(16,376)	(16,376)
Dividends on common shares	(30,343)	(27,834)

Net cash flows used in financing activities	(54,251)	(30,706)

Effect of exchange rate changes on cash and cash equivalents	8,647	(28,359)

Net decrease in cash and cash equivalents	(44,823)	(181,957)
Cash and cash equivalents, beginning of period	845,851	1,124,019

Cash and cash equivalents, end of period	$801,028	$942,062

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

2.	Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

3.	Investments

Composition of Net Investment Income and of Invested Assets

The components of net investment income for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Available for sale investments	$31,619	$28,666	$61,946	$58,147
Other investments	10,785	6,780	24,327	29,839
Cash and cash equivalents	511	840	1,297	1,291

	$42,915	$36,286	$87,570	$89,277
Investment expenses	(3,613)	(3,818)	(7,278)	(7,504)

Net investment income	$39,302	$32,468	$80,292	$81,773

The following table summarizes the composition of the investment portfolio by investment type at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$4,993,099	76.2%	$4,823,964	74.2%
Cash and cash equivalents(1)	595,910	9.1%	771,714	11.9%
Other investments(2)	648,642	9.9%	617,478	9.5%
Short-term investments	24,564	0.4%	35,028	0.5%
Equity securities	287,642	4.4%	252,466	3.9%

Total	$6,549,857	100.0%	$6,500,650	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.
(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at June 30, 2014 and December 31, 2013. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	June 30, 2014		December 31, 2013
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$564,120	11.2%	$769,343	15.8%
AAA / Aaa	1,137,895	22.7%	972,820	20.0%
AA / Aa	1,782,465	35.5%	1,771,156	36.5%
A / A	999,084	19.9%	895,549	18.4%
BBB	421,356	8.4%	363,722	7.5%
Below BBB	99,558	2.0%	66,791	1.4%
Not rated	13,185	0.3%	19,611	0.4%

Total	$5,017,663	100.0%	$4,858,992	100.0%

(1)	The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings, Inc., or DBRS, Inc. is used.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of June 30, 2014 and December 31, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$147,587	$148,630	$144,814	$145,653
Due after one year through five years	1,638,278	1,653,175	1,808,001	1,815,240
Due after five years through ten years	384,738	393,528	290,391	288,486
Due after ten years	47,496	50,325	26,344	26,937
Residential mortgage-backed securities	1,202,234	1,225,675	1,192,085	1,187,191
Commercial mortgage-backed securities	942,066	967,231	932,263	947,677
Collateralized loan and debt obligations	195,914	197,893	92,519	94,552
Asset-backed securities	378,442	381,206	351,192	353,256

Total	$4,936,755	$5,017,663	$4,837,609	$4,858,992

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments.” At June 30, 2014 and December 31, 2013, the Company had invested, net of capital returned, a total of $450.0 million and $440.9 million, respectively, in other investments. At June 30, 2014 and December 31, 2013, the carrying value of other investments was $648.6 million and $617.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of June 30, 2014 and December 31, 2013:

June 30, 2014	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$420,656	$—	$44,553
Private investment funds	67,137	69,709	67,137

Total alternative funds	487,793	69,709	111,690

Specialty funds
High yield loan funds	113,453	—	—
Convertible debt funds	47,396	—	—

Total specialty funds	160,849	—	—

Total other investments	$648,642	$69,709	$111,690

December 31, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption in 2014
Alternative funds
Hedge funds	$401,438	$—	$47,406
Private investment funds	59,703	57,997	59,703

Total alternative funds	461,141	57,997	107,109

Specialty funds
High yield loan funds	111,254	—	—
Convertible debt funds	45,083	—	—

Total specialty funds	156,337	—	—

Total other investments	$617,478	$57,997	$107,109

Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 89.4% of the hedge fund portfolio, with the remainder over the following two years.

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

Net Realized and Unrealized Investment Gains

Realized and unrealized investment gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized investment gains and the change in the fair value of investment-related derivative financial instruments for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross realized gains on investment sales	$7,387	$16,591	$17,634	$24,011
Gross realized losses on investment sales	(5,319)	(5,283)	(11,303)	(6,746)
Change in fair value of derivative financial instruments(1)	1,343	(936)	1,952	(658)

Net realized and unrealized investment gains	$3,411	$10,372	$8,283	$16,607

(1)	For additional information on the Company’s derivative financial instruments, see Note 7.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Unrealized Gains and Losses and Other-than-temporary Impairments

The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at June 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
	Cost	Gains	Losses	Fair Value	OTTI (2)
June 30, 2014
Fixed maturity investments
U.S. government and agencies securities	$558,408	$7,759	$(2,047)	$564,120	$—
U.S. state and municipal securities	32,578	249	(115)	32,712	—
Foreign government securities	230,217	2,405	(936)	231,686	—
Government guaranteed corporate securities	52,378	609	—	52,987	—
Corporate securities	1,319,954	21,300	(1,665)	1,339,589	—
Residential mortgage-backed securities	1,202,234	27,040	(3,599)	1,225,675	(3,959)
Commercial mortgage-backed securities	942,066	27,461	(2,296)	967,231	(6)
Collateralized loan and debt obligations(1)	195,914	2,140	(161)	197,893	—
Asset-backed securities	378,442	3,125	(361)	381,206	(153)

Total fixed maturity investments	$4,912,191	$92,088	$(11,180)	$4,993,099	$(4,118)
Short-term investments	24,564	9	(9)	24,564	—

Total fixed income investments	$4,936,755	$92,097	$(11,189)	$5,017,663	$(4,118)

Equity securities
Equity investments	$175,435	$33,968	$(571)	$208,832	$—
Emerging market debt funds	60,250	2,575	—	62,825	—
Preferred equity investments	7,548	2,211	(5)	9,754	—
Short-term fixed income fund	6,230	2	(1)	6,231	—

Total equity securities	$249,463	$38,756	$(577)	$287,642	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $11.9 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2014, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was nil.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

		Gross	Gross
	Amortized	Unrealized	Unrealized		Non-Credit
	Cost	Gains	Losses	Fair Value	OTTI (2)
December 31, 2013
Fixed maturity investments
U.S. government and agencies securities	$771,227	$5,735	$(7,619)	$769,343	$—
U.S. state and municipal securities	27,138	111	(395)	26,854	—
Foreign government securities	183,650	1,003	(2,006)	182,647	—
Government guaranteed corporate securities	34,921	274	(50)	35,145	—
Corporate securities	1,217,585	16,225	(6,511)	1,227,299	—
Residential mortgage-backed securities	1,192,085	17,005	(21,899)	1,187,191	(4,257)
Commercial mortgage-backed securities	932,263	23,423	(8,009)	947,677	(47)
Collateralized loan and debt obligations(1)	92,519	2,233	(200)	94,552	—
Asset-backed securities	351,192	2,919	(855)	353,256	(163)

Total fixed maturity investments	$4,802,580	$68,928	$(47,544)	$4,823,964	$(4,467)
Short-term investments	35,029	1	(2)	35,028	—

Total fixed income investments	$4,837,609	$68,929	$(47,546)	$4,858,992	$(4,467)

Equity securities
Equity investments	$152,525	$24,139	$(1,995)	$174,669	$—
Emerging market debt funds	60,250	594	—	60,844	—
Preferred equity investments	6,325	1,977	(79)	8,223	—
Short-term fixed income funds	8,728	2	—	8,730	—

Total equity securities	$227,828	$26,712	$(2,074)	$252,466	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $18.7 million.
(2)	Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2013, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was $0.1 million.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2014
Fixed maturity investments
U.S. government and agencies securities	$(44)	$26,863	$(2,003)	$117,013	$(2,047)	$143,876
U.S. state and municipal securities	(41)	4,829	(74)	6,842	(115)	11,671
Foreign government securities	(660)	58,447	(276)	18,721	(936)	77,168
Corporate securities	(370)	142,038	(1,295)	103,889	(1,665)	245,927
Residential mortgage-backed securities	(155)	31,998	(3,444)	163,473	(3,599)	195,471
Commercial mortgage-backed securities	(436)	53,792	(1,860)	100,956	(2,296)	154,748
Collateralized loan and debt obligations	(51)	60,408	(110)	1,839	(161)	62,247
Asset-backed securities	(97)	88,237	(264)	24,218	(361)	112,455

Total fixed maturity investments	$(1,854)	$466,612	$(9,326)	$536,951	$(11,180)	$1,003,563
Short-term investments	(9)	14,936	—	—	(9)	14,936

Total fixed income investments	$(1,863)	$481,548	$(9,326)	$536,951	$(11,189)	$1,018,499

Equity securities
Equity investments	$(467)	$11,368	$(104)	$7,276	$(571)	$18,644
Preferred equity investments	(3)	122	(2)	200	(5)	322
Short-term fixed income fund	(1)	2,899	—	—	(1)	2,899

Total equity securities	$(471)	$14,389	$(106)	$7,476	$(577)	$21,865

As of June 30, 2014, 468 available for sale securities were in an unrealized loss position aggregating $11.8 million. Of those, 243 securities with aggregated unrealized losses of $9.4 million at June 30, 2014 had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

	Less than 12 months		12 months or greater		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses(1)	Value	Losses(1)	Value	Losses(1)	Value
December 31, 2013
Fixed maturity investments
U.S. government and agencies securities	$(7,359)	$382,593	$(260)	$6,050	$(7,619)	$388,643
U.S. state and municipal securities	(395)	20,452	—	—	(395)	20,452
Foreign government securities	(1,981)	139,503	(25)	5,261	(2,006)	144,764
Government guaranteed corporate securities	(50)	13,326	—	—	(50)	13,326
Corporate securities	(5,959)	478,287	(552)	28,690	(6,511)	506,977
Residential mortgage-backed securities	(17,542)	514,702	(4,357)	102,446	(21,899)	617,148
Commercial mortgage-backed securities	(7,681)	384,548	(328)	16,804	(8,009)	401,352
Collateralized loan and debt obligations	(48)	20,733	(152)	2,379	(200)	23,112
Asset-backed securities	(703)	157,172	(152)	7,011	(855)	164,183

Total fixed maturity investments	$(41,718)	$2,111,316	$(5,826)	$168,641	$(47,544)	$2,279,957
Short-term investments	(2)	2,468	—	—	(2)	2,468

Total fixed income investments	$(41,720)	$2,113,784	$(5,826)	$168,641	$(47,546)	$2,282,425

Equity securities
Equity investments	$(1,995)	$36,751	$—	$—	$(1,995)	$36,751
Preferred equity investments	(79)	2,987	—	—	(79)	2,987

Total equity securities	$(2,074)	$39,738	$—	$—	$(2,074)	$39,738

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2013.

As of December 31, 2013, 880 available for sale securities were in an unrealized loss position aggregating $49.6 million. Of those, 71 securities with aggregated unrealized losses of $5.8 million had been in a continuous unrealized loss position for twelve months or greater.

The analysis of OTTI for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total other-than-temporary impairment losses	$(198)	$(579)	$(309)	$(1,385)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized in earnings	$(198)	$(579)	$(309)	$(1,385)

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont’d.

Of the $0.2 million (2013: $0.6 million) of OTTI losses recognized by the Company in the second quarter of 2014, the majority was related to equity investments that had been at a loss for over a year. The decrease in gross unrealized losses on the Company’s fixed income investments at June 30, 2014 compared to December 31, 2013 was primarily due to a decrease in interest rates during the period. At June 30, 2014, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery; therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at June 30, 2014.

The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2014:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$(1,520)	$(1,883)	$(1,553)	$(2,000)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	79	114	112	231

Ending balance	$(1,441)	$(1,769)	$(1,441)	$(1,769)

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

The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of June 30, 2014. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

4.	Fair value measurement, cont’d.

•	Other assets and liabilities – A portion of other assets and liabilities are composed of a variety of derivative instruments used to enhance the efficiency of the investment portfolio and economically hedge certain risks. These instruments are generally priced by pricing services, broker/dealers and/or recent trading activity. The market value approach valuation technique is used to estimate the fair value for these derivatives based on significant observable market inputs. Certain derivative instruments are priced by pricing services based on quoted market prices in active markets. These derivative instruments are generally classified in Level 1. Other derivative instruments are priced using industry valuation models and are considered Level 2, as the inputs to the valuation model are based on observable market inputs. Also included in this line item are proprietary, non-exchange traded derivative-based risk management products primarily used to address weather and energy risks. The trading market for these weather derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. In instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and classifies these in Level 3. These models may reference prices for similar instruments.

•	Structured securities including agency and non-agency, residential and commercial, mortgage and asset-backed securities and collateralized loan and debt obligations – These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.

•	Other investments – Other investments are comprised of alternative funds and specialty funds and are generally priced on net asset values (“NAV”) received from the fund managers or administrators. Due to the timing of the delivery of the final NAV by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end NAVs, period end estimates, or, in some cases, prior month or prior quarter NAVs. As this valuation technique incorporates both observable and significant unobservable inputs, the Company generally classifies the fair value of its other investments in Level 3.

•	Debt – Outstanding debt consists of the Company’s 6.15% Senior Notes due October 15, 2015 and the 7.0% Senior Notes due July 15, 2034 (the “Senior Notes”). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of the Senior Notes are classified in Level 2.

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at June 30, 2014.

Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at June 30, 2014:

	Fair Value Measurements at June 30, 2014
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$564,120	$15,995	$548,125	$—
U.S. state and municipal securities	32,712	—	32,712	—
Foreign government securities	231,686	—	231,686	—
Government guaranteed corporate securities	52,987	—	52,987	—
Corporate securities	1,339,589	—	1,338,871	718
Residential mortgage-backed securities	1,225,675	—	1,222,760	2,915
Commercial mortgage-backed securities	967,231	—	966,594	637
Collateralized loan and debt obligations	197,893	—	195,667	2,226
Asset-backed securities	381,206	—	378,187	3,019

Total fixed maturity investments	$4,993,099	$15,995	$4,967,589	$9,515
Equity securities
Equity investments	208,832	147,659	61,173	—
Emerging market debt funds	62,825	—	62,825	—
Preferred equity investments	9,754	—	9,754	—
Short-term fixed income fund	6,231	6,231	—	—

Total equity securities	$287,642	$153,890	$133,752	$—
Short-term investments	24,564	—	24,564	—
Other investments	648,642	—	—	648,642
Other assets (see Note 7)	79,888	—	68,896	10,992

Total assets	$6,033,835	$169,885	$5,194,801	$669,149

Liabilities
Other liabilities (see Note 7)	$27,434	$—	$17,150	$10,284
Debt	600,720	—	600,720	—

Total liabilities	$628,154	$—	$617,870	$10,284

During the three months ended June 30, 2014, $2.9 million of primarily residential mortgage-backed securities were transferred into Level 3 as no observable inputs were available, and $1.6 million of primarily commercial mortgage-backed securities were transferred out of Level 3 during the period as market activity for these securities increased and observable inputs became available.

During the six months ended June 30, 2014, $5.0 million of primarily commercial and residential mortgage-backed securities were transferred into Level 3 as no observable inputs were available, and $1.9 million of primarily commercial mortgage-backed securities were transferred out of Level 3 as market activity for these securities increased and observable inputs became available. During the three and six months ended June 30, 2014, there were no transfers into or out of Level 1.

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

The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2013:

	Fair Value Measurements at December 31, 2013
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Total at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$769,343	$20,248	$749,095	$—
U.S. state and municipal securities	26,854	—	26,854	—
Foreign government securities	182,647	—	182,647	—
Government guaranteed corporate securities	35,145	—	35,145	—
Corporate securities	1,227,299	—	1,226,553	746
Residential mortgage-backed securities	1,187,191	—	1,186,943	248
Commercial mortgage-backed securities	947,677	—	946,794	883
Collateralized loan and debt obligations	94,552	—	92,095	2,457
Asset-backed securities	353,256	—	350,262	2,994

Total fixed maturity investments	$4,823,964	$20,248	$4,796,388	$7,328
Equity securities
Equity investments	174,669	117,776	56,893	—
Emerging market debt funds	60,844	—	60,844	—
Preferred equity investments	8,223	—	8,223	—
Short-term fixed income fund	8,730	8,730	—	—

Total equity securities	$252,466	$126,506	$125,960	$—
Short-term investments	35,028	—	35,028	—
Other investments	617,478	—	—	617,478
Other assets (see Note 7)	108,272	—	94,234	14,038

Total assets	$5,837,208	$146,754	$5,051,610	$638,844

Liabilities
Other liabilities (see Note 7)	49,452	—	29,883	19,569
Debt	575,115	—	575,115	—

Total liabilities	$624,567	$—	$604,998	$19,569

Level 3 assets represented 11.1% and 10.9% of the Company’s total available for sale investments, other investments and derivative instruments at June 30, 2014 and December 31, 2013, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities, asset-backed securities, investments in alternative and specialty funds, and weather derivatives. The NAV used to measure the fair value of the Company’s other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company’s valuation techniques for the six months ended June 30, 2014.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

Other assets and other liabilities measured at fair value include assets of $11.0 million (2013 - $14.0 million) and liabilities of $10.3 million (2013 - $19.6 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company’s weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.

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

Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative asset classified in Level 3 which is measured at fair value on a recurring basis at June 30, 2014:

	June 30, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation and commodity curve)
Net weather and energy related derivative asset	$708	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(1,200)	$1,200	Actual
			Commodity curve	$11.59	$91.64	Actual

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

There were no impairment losses on Level 3 securities recognized in earnings for the three and six months ended June 30, 2014 or 2013.

The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,985	$621,914	$8,532	$639,431	$(13,448)
Total equity income and realized gains included in earnings	36	16,286	—	16,322	—
Total equity losses and losses included in earnings	—	(5,501)	—	(5,501)	—
Total income included in other underwriting (loss) income	—	—	11,241	11,241	12,622
Total loss included in other underwriting (loss) income	—	—	(11,722)	(11,722)	(12,177)
Change in unrealized gains included in other comprehensive income (loss)	89	—	—	89	—
Change in unrealized losses included in other comprehensive income (loss)	(36)	—	—	(36)	—
Purchases	—	21,867	—	21,867	—
Issues	—	—	2,941	2,941	(5,883)
Sales	(856)	(5,924)	—	(6,780)	—
Settlements	—	—	—	—	8,602
Transfers in to Level 3	2,886	—	—	2,886	—
Transfers out of Level 3	(1,589)	—	—	(1,589)	—

Level 3, end of period	$9,515	$648,642	$10,992	$669,149	$(10,284)

	Three Months Ended June 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$9,814	$554,715	$6	$564,535	$(12)
Total equity income and realized gains included in earnings	43	16,419	—	16,462	—
Total equity losses and losses included in earnings	(2)	(9,639)	—	(9,641)	—
Total income included in other underwriting (loss) income	—	—	—	—	12
Total loss included in other underwriting (loss) income	—	—	(6)	(6)	—
Change in unrealized gains included in other comprehensive income (loss)	243	—	—	243	—
Change in unrealized losses included in other comprehensive income (loss)	(154)	—	—	(154)	—
Purchases	—	23,424	—	23,424	—
Sales	(2,276)	(15,526)	—	(17,802)	—
Transfers in to Level 3	383	—	—	383	—
Transfers out of Level 3	(505)	—	—	(505)	—

Level 3, end of period	$7,546	$569,393	$—	$576,939	$—

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont’d.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,328	$617,478	$14,038	$638,844	$(19,569)
Total equity income and realized gains included in earnings	53	35,472	—	35,525	—
Total equity losses and losses included in earnings	(26)	(11,146)	—	(11,172)	—
Total income included in other underwriting (loss) income	—	—	15,216	15,216	20,048
Total loss included in other underwriting (loss) income	—	—	(18,610)	(18,610)	(16,953)
Change in unrealized gains included in other comprehensive income (loss)	200	—	—	200	—
Change in unrealized losses included in other comprehensive income (loss)	(151)	—	—	(151)	—
Purchases	—	26,541	—	26,541	—
Issues	—	—	3,581	3,581	(7,163)
Sales	(1,040)	(19,703)	—	(20,743)	—
Settlements	—	—	(3,233)	(3,233)	13,353
Transfers in to Level 3	5,003	—	—	5,003	—
Transfers out of Level 3	(1,852)	—	—	(1,852)	—

Level 3, end of period	$9,515	$648,642	$10,992	$669,149	$(10,284)

	Six Months Ended June 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,497	$517,546	$882	$526,925	$(1,922)
Total equity income and realized gains included in earnings	48	41,902	—	41,950	—
Total equity losses and losses included in earnings	(2)	(12,063)	—	(12,065)	—
Total income included in other underwriting (loss) income	—	—	—	—	2,354
Total loss included in other underwriting (loss) income	—	—	(1,182)	(1,182)	—
Change in unrealized gains included in other comprehensive income (loss)	327	—	—	327	—
Change in unrealized losses included in other comprehensive income (loss)	(208)	—	—	(208)	—
Purchases	—	45,414	—	45,414	—
Issues	—	—	300	300	(432)
Sales	(4,202)	(23,406)	—	(27,608)	—
Transfers in to Level 3	3,647	—	—	3,647	—
Transfers out of Level 3	(561)	—	—	(561)	—

Level 3, end of period	$7,546	$569,393	$—	$576,939	$—

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income available to common and participating common shareholders	$74,975	$52,831	$171,267	$144,942
Less amount allocated to participating common shareholders(1)	(2,212)	(1,132)	(4,988)	(2,745)

Net income allocated to common shareholders	$72,763	$51,699	$166,279	$142,197

Denominator:
Weighted average shares – basic	43,350,911	42,621,301	43,265,200	42,526,686

Share equivalents:
Options	—	—	283	—
Restricted share units	—	229	143	679

Weighted average shares – diluted	43,350,911	42,621,530	43,265,626	42,527,365

Basic earnings per common share	$1.68	$1.21	$3.84	$3.34

Diluted earnings per common share	$1.68	$1.21	$3.84	$3.34

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s equity compensation plan that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.	Earnings per share, cont’d.

Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.46875 per Series B preferred share on May 21, 2014 (2013 - Series A: $0.484375, Series B: $0.46875). The Series A and Series B preferred share dividends were paid on June 16, 2014 to shareholders of record on June 2, 2014. Endurance Holdings also declared a dividend of $0.34 per common share on May 21, 2014 (2013 - $0.32). The dividend was paid on June 30, 2014 to shareholders of record on June 16, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Dividends declared per Series A preferred share	$0.484375	$0.484375	$0.968750	$0.968750

Dividends declared per Series B preferred share	$0.468750	$0.468750	$0.937500	$0.937500

Dividends declared per common share	$0.34	$0.32	$0.68	$0.64

6.	Accumulated other comprehensive income

The following table presents the changes in accumulated other comprehensive income balances by component for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014
	Loss on cash flow hedge	Unrealized gains on available-for-sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,832)	$69,330	$21,861	$89,359
Other comprehensive income before reclassifications	—	39,676	8,998	48,674
Amounts reclassified from accumulated other comprehensive income(1)	22	(2,017)	—	(1,995)

Net current period other comprehensive income	22	37,659	8,998	46,679

Ending balance	$(1,810)	$106,989	$30,859	$136,038

(1)	All amounts are net of tax.

	For the Three Months Ended June 30, 2013
	Loss on cash flow hedge	Unrealized gains on available- for-sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,928)	$136,885	$2,482	$137,439
Other comprehensive loss before reclassifications	—	(96,457)	219	(96,238)
Amounts reclassified from accumulated other comprehensive income(1)	29	(9,792)	—	(9,763)

Net current period other comprehensive loss	29	(106,249)	219	(106,001)

Ending balance	$(1,899)	$30,636	$2,701	$31,438

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont’d.

The following table presents the changes in accumulated other comprehensive income balances by component for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,855)	$45,950	$18,636	$62,731
Other comprehensive income before reclassifications	—	67,341	12,223	79,564
Amounts reclassified from accumulated other comprehensive income(1)	45	(6,302)	—	(6,257)

Net current period other comprehensive income	45	61,039	12,223	73,307

Ending balance	$(1,810)	$106,989	$30,859	$136,038

(1)	All amounts are net of tax.

	Six Months Ended June 30, 2013
	Gains and losses on cash flow hedges	Unrealized gains and losses on available-for- sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive loss before reclassifications	—	(96,360)	(9,975)	(106,335)
Amounts reclassified from accumulated other comprehensive income(1)	45	(14,735)	—	(14,690)

Net current period other comprehensive loss	45	(111,095)	(9,975)	(121,025)

Ending balance	$(1,899)	$30,636	$2,701	$31,438

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont’d.

The following table presents the significant items reclassified out of accumulated other comprehensive income during the three months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
Loss on cash flow hedge - Debt	$22	Interest expense

	22	Total before income taxes
	—	Income tax expense

	$22	Total net of income taxes

Unrealized gains on available-for-sale securities	$(2,068)	Net realized and unrealized investment gains
	198	Net impairment losses recognized in earnings

	(1,870)	Total before income taxes
	(147)	Income tax benefit

	$(2,017)	Total net of income taxes

Three Months Ended June 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
Loss on cash flow hedge - Debt	$29	Interest expense

	29	Total before income taxes
	—	Income tax expense

	$29	Total net of income taxes

Unrealized gains on available-for-sale securities	$(11,308)	Net realized and unrealized investment gains
	579	Net impairment losses recognized in earnings

	(10,729)	Total before income taxes
	937	Income tax expense

	$(9,792)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont’d.

The following table presents the significant items reclassified out of accumulated other comprehensive income during the six months ended June 30, 2014 and 2013:

Six Months Ended June 30, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
Gains and losses on cash flow hedges - Debt	$45	Interest expense

	45	Total before income taxes
	—	Income tax expense

	$45	Total net of income taxes

Unrealized (gains) losses on available-for-sale securities	$(6,331)	Net realized and unrealized investment gains
	309	Net impairment losses recognized in earnings

	(6,022)	Total before income taxes
	(280)	Income tax benefit

	$(6,302)	Total net of income taxes

Six Months Ended June 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
Gains and losses on cash flow hedges - Debt	$45	Interest expense

	45	Total before income taxes
	—	Income tax expense

	$45	Total net of income taxes

Unrealized gains on available-for-sale securities	$(17,265)	Net realized and unrealized investment gains
	1,385	Net impairment losses recognized in earnings

	(15,880)	Total before income taxes
	1,145	Income tax expense

	$(14,735)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives

The Company regularly transacts in certain derivative-based weather risk management products primarily to address weather and energy risks on behalf of third parties. The markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Generally, the Company’s current portfolio of such derivative contracts is of short duration and such contracts are predominantly seasonal in nature. The Company invests a portion of its fixed maturity assets with third party investment managers with investment guidelines that permit the use of derivative instruments. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers.

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains, net foreign exchange losses and other underwriting (loss) income in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

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

7.	Derivatives, cont’d.

The fair values and the related notional values of derivatives at June 30, 2014 and December 31, 2013 are noted below.

	June 30, 2014		December 31, 2013
		Notional		Notional
	Fair	Principal	Fair	Principal
	Value	Amount	Value	Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$59	$16,763	$251	$19,269
Credit default swaps	22	1,815	—	—
Interest rate swaps	—	—	124	16,100
Interest rate swaptions	—	23,238	39	24,338
TBAs	68,815	67,000	93,820	93,840
Energy and weather contracts	10,992	42,965	14,038	53,986

Total recorded in other assets	$79,888		$108,272

Derivatives recorded in other liabilities
Foreign exchange forward contracts	$201	$23,632	$172	$15,861
Interest rate swaps	670	22,556	933	12,193
Interest rate swaptions	—	23,238	543	361,455
Interest rate futures	—	—	17	103,935
TBAs	16,279	16,000	28,218	28,000
Energy and weather contracts	10,284	65,800	19,569	66,113

Total recorded in other liabilities	$27,434		$49,452

Net derivative asset	$52,454		$58,820

At June 30, 2014, the Company’s derivative assets of $79.9 million (December 31, 2013 - $108.3 million) and liabilities of $27.4 million (December 31, 2013 - $49.4 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to a master netting agreement. At June 30, 2014 and December 31, 2013, none of the Company’s derivative instruments were recorded on a net basis in the Condensed Consolidated Balance Sheets.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont’d.

The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for derivatives for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total included in net foreign exchange losses from foreign exchange forward contracts	$(172)	$169	$(399)	$330

Futures contracts	$115	$(47)	$135	$(47)
Credit default swaps	14	114	14	116
Interest rate swaps	(316)	(279)	(1,081)	(161)
Interest rate swaptions	(1)	(276)	428	(101)
TBAs	1,531	(448)	2,456	(465)

Total included in net realized and unrealized investment gains	$1,343	$(936)	$1,952	$(658)

Total included in other underwriting (loss) income from energy and weather contracts	$(40)	$6	$(299)	$1,172

Total gains (losses) from derivatives	$1,131	$(761)	$1,254	$844

8.	Stock-based employee compensation and other stock plans

The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees.

No options were granted or expired during the quarter ended June 30, 2014. During the three months ended June 30, 2013, 800,000 options were granted with a weighted average grant date fair value of $10.2 million. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. No options expired during the three months ended June 30, 2013. During the three months ended June 30, 2014, 15,000 (2013 - 12,501) options were exercised. During the three months ended June 30, 2014, 160,000 (2013 - 160,000) options vested. The total intrinsic value of options exercised during the quarter ended June 30, 2014 was $0.3 million (2013 - $0.3 million). The Company received proceeds of $0.5 million (2013 - $0.3 million) from the exercise of options during the quarter ended June 30, 2014. The Company issued new ordinary shares in connection with the exercise of the above options. For the quarter ended June 30, 2014, compensation costs recognized in earnings for all options totaled $0.9 million (2013 - $2.4 million). At June 30, 2014, compensation costs not yet recognized related to unvested stock options was $3.7 million (2013 - $7.8 million).

No options were granted or expired during the six months ended June 30, 2014. During the six months ended June 30, 2013, 800,000 options were granted with a weighted average grant date fair value of $10.2 million. No options expired during the six months ended June 30, 2013. During the six months ended June 30, 2014, 15,000 (2013 - 24,501) options were exercised. During the six months ended June 30, 2014, 160,000 (2013 - 160,000) options vested. The total intrinsic value of options exercised during the six months ended June 30, 2014 was $0.3 million (2013 - $0.5 million). The Company received proceeds of $0.5 million (2013 - $0.6 million) from the exercise of options during the six months ended June 30, 2014. The Company issued new ordinary shares in connection with the exercise of the above options. For the six months ended June 30, 2014, compensation costs recognized in earnings for all options totaled $2.0 million (2013 - $2.4 million).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont’d.

During the quarter ended June 30, 2014, the Company granted an aggregate of 97,646 (2013 – 727,271) restricted shares with weighted average grant date fair values of $5.1 million (2013 - $35.1 million). During the quarter ended June 30, 2014, the aggregate fair value of restricted shares and restricted share units that vested was $8.3 million (2013 - $7.8 million). For the quarter ended June 30, 2014, compensation costs recognized in earnings for all restricted shares and restricted share units were $6.6 million (2013 - $8.8 million). At June 30, 2014, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $31.8 million (2013 - $38.5 million).

During the six months ended June 30, 2014, the Company granted an aggregate of 433,417 (2013 – 1,070,655) restricted shares and restricted share units with weighted average grant date fair values of $22.7 million (2013 - $50.3 million). During the six months ended June 30, 2014, the aggregate fair value of restricted shares and restricted share units that vested was $18.5 million (2013 - $16.9 million). For the six months ended June 30, 2014, compensation costs recognized in earnings for all restricted shares and restricted share units were $15.8 million (2013 - $13.5 million).

The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended June 30, 2014, total expenses related to the Company’s Employee Share Purchase Plan were approximately $55,000 (2013 - $44,000) and $109,000 (2013 - $82,000) for the six months ended June 30, 2014.

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2014:

	Three Months Ended June 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$321,526	$367,899	$689,425
Ceded premiums written	(142,488)	(35,510)	(177,998)

Net premiums written	179,038	332,389	511,427

Net premiums earned	218,563	262,975	481,538
Other underwriting loss	—	(4,824)	(4,824)

	218,563	258,151	476,714

Expenses
Net losses and loss expenses	149,567	109,629	259,196
Acquisition expenses	15,128	63,473	78,601
General and administrative expenses	47,237	39,218	86,455

	211,932	212,320	424,252

Underwriting income	$6,631	$45,831	$52,462

Net loss ratio	68.5%	41.7%	53.8%
Acquisition expense ratio	6.9%	24.1%	16.3%
General and administrative expense ratio	21.6%	14.9%	18.0%

Combined ratio	97.0%	80.7%	88.1%

Reserve for losses and loss expenses	$2,143,921	$1,819,472	$3,963,393

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

The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$276,941	$295,769	$572,710
Ceded premiums written	(85,439)	(22,650)	(108,089)

Net premiums written	191,502	273,119	464,621

Net premiums earned	267,878	275,457	543,335
Other underwriting income	—	888	888

	267,878	276,345	544,223

Expenses
Net losses and loss expenses	215,844	143,214	359,058
Acquisition expenses	14,968	56,900	71,868
General and administrative expenses	43,524	37,835	81,359

	274,336	237,949	512,285

Underwriting (loss) income	$(6,458)	$38,396	$31,938

Net loss ratio	80.6%	52.0%	66.1%
Acquisition expense ratio	5.6%	20.7%	13.2%
General and administrative expense ratio	16.2%	13.7%	15.0%

Combined ratio	102.4%	86.4%	94.3%

Reserve for losses and loss expenses	$2,242,894	$1,902,687	$4,145,581

The following table reconciles total segment results to income before income taxes for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
Total underwriting income	$52,462	$31,938
Net investment income	39,302	32,468
Net foreign exchange losses	(319)	(3,368)
Net realized and unrealized investment gains	3,411	10,372
Net impairment losses recognized in earnings	(198)	(579)
Amortization of intangibles	(1,623)	(1,625)
Interest expense	(9,732)	(9,052)

Income before income taxes	$83,303	$60,154

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the three months ended June 30, 2014 and 2013:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2014	2014	2013	2013
Insurance
Agriculture	$80,540	$45,826	$131,633	$84,537
Casualty and other specialty	146,728	89,765	87,614	63,373
Professional lines	74,650	29,846	38,296	27,788
Property	19,608	13,601	19,398	15,804

Total Insurance	321,526	179,038	276,941	191,502

Reinsurance
Catastrophe	158,372	123,411	155,431	138,041
Property	42,887	42,886	48,384	44,516
Casualty	30,875	30,868	54,417	54,419
Professional lines	84,117	84,117	12,528	12,528
Specialty	51,648	51,107	25,009	23,615

Total Reinsurance	367,899	332,389	295,769	273,119

Total	$689,425	$511,427	$572,710	$464,621

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$973,802	$873,138	$1,846,940
Ceded premiums written	(451,737)	(85,071)	(536,808)

Net premiums written	522,065	788,067	1,310,132

Net premiums earned	362,584	515,220	877,804
Other underwriting loss	—	(6,062)	(6,062)

	362,584	509,158	871,742

Expenses
Net losses and loss expenses	238,100	197,992	436,092
Acquisition expenses	27,389	123,369	150,758
General and administrative expenses	88,973	70,688	159,661

	354,462	392,049	746,511

Underwriting income	$8,122	$117,109	$125,231

Net loss ratio	65.7%	38.5%	49.6%
Acquisition expense ratio	7.6%	23.9%	17.2%
General and administrative expense ratio	24.5%	13.7%	18.2%

Combined ratio	97.8%	76.1%	85.0%

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$929,884	$820,188	$1,750,072
Ceded premiums written	(333,688)	(42,848)	(376,536)

Net premiums written	596,196	777,340	1,373,536

Net premiums earned	419,030	544,422	963,452
Other underwriting income	—	1,637	1,637

	419,030	546,059	965,089

Expenses
Net losses and loss expenses	315,308	262,720	578,028
Acquisition expenses	29,584	113,920	143,504
General and administrative expenses	79,151	68,686	147,837

	424,043	445,326	869,369

Underwriting (loss) income	$(5,013)	$100,733	$95,720

Net loss ratio	75.2%	48.3%	60.0%
Acquisition expense ratio	7.1%	20.9%	14.9%
General and administrative expense ratio	18.9%	12.6%	15.3%

Combined ratio	101.2%	81.8%	90.2%

The following table reconciles total segment results to income before income taxes for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended
	June 30,
	2014	2013
Total underwriting income	$125,231	$95,720
Net investment income	80,292	81,773
Net foreign exchange losses	(3,283)	(6,295)
Net realized and unrealized investment gains	8,283	16,607
Net impairment losses recognized in earnings	(309)	(1,385)
Amortization of intangibles	(3,240)	(3,726)
Interest expense	(18,783)	(18,090)

Income before income taxes	$188,191	$164,604

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont’d.

The following table provides gross and net premiums written by line of business for the six months ended June 30, 2014 and 2013:

	Gross	Net	Gross	Net
	premiums	premiums	premiums	premiums
	written	written	written	written
Business Segment	2014	2014	2013	2013
Insurance
Agriculture	$608,434	$327,471	$696,107	$425,667
Casualty and other specialty	221,623	131,486	144,081	106,634
Professional lines	113,430	44,416	59,260	41,991
Property	30,315	18,692	30,436	21,904

Total Insurance	973,802	522,065	929,884	596,196

Reinsurance
Catastrophe	285,020	202,374	303,297	269,439
Property	209,300	209,208	196,795	192,927
Casualty	115,857	114,260	183,809	182,382
Professional lines	109,736	109,736	24,835	24,835
Specialty	153,225	152,489	111,452	107,757

Total Reinsurance	873,138	788,067	820,188	777,340

Total	$1,846,940	$1,310,132	$1,750,072	$1,373,536

10.	Commitments and contingencies

Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at June 30, 2014 and December 31, 2013 amounted to $751.8 million and $758.0 million, respectively. At June 30, 2014, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor’s Corporation. At June 30, 2014 and December 31, 2013, the Company held collateral of $87.6 million and $14.2 million, respectively, related to its ceded reinsurance agreements.

Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the six months ended June 30, 2014 and 2013, respectively:

Broker	2014	2013
Marsh & McLennan Companies, Inc.	22.1%	19.5%
Aon Benfield	16.0%	15.3%
Willis Companies	11.8%	9.8%

Total of largest brokers	49.9%	44.6%

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont’d.

Letters of credit. As of June 30, 2014, the Company had issued letters of credit of $216.8 million (December 31, 2013 – $260.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.

On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement (“LOC Agreement”) and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of June 30, 2014, the Company had issued letters of credit of $1.4 million (December 31, 2013 - nil) under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.

Agreement with Equity Investors. On June 2, 2014, the Company entered into an agreement (the “Agreement”) terminating a prior equity commitment letter, dated January 28, 2014. In connection with such termination, the Company extended to CVC Capital Partners Advisory (U.S.), Inc. (“CVC”) and certain permitted assignees of CVC (collectively, the “Equity Option Investors”) an equity investment option in the event that, on or prior to December 31, 2014, the Company enters into a definitive written agreement to acquire, or acquires, 95% or more of the issued and outstanding Aspen Insurance Holdings Limited (“Aspen”) ordinary shares (the “Equity Investment Option”). Pursuant to the Equity Investment Option, if exercised, the Equity Option Investors would purchase $250.0 million of newly issued Company ordinary shares at a price of $50.03 per ordinary share, as adjusted for any stock splits, stock dividends or combinations prior to the closing of the Equity Investment Option. The Equity Investment Option would be exercisable for the sixty (60) day period following the closing of the Company’s acquisition of Aspen.

The Equity Option Investors would have certain preemptive rights with respect to future share issuances by the Company, and the purchased ordinary shares would be subject to lock-up restrictions that would limit the right of the Equity Option Investors to transfer the shares for 12 months following the exercise of the Equity Investment Option, subject to certain exceptions.

In addition to the purchase of Company ordinary shares, upon the closing of the Equity Investment Option, the Company would also grant the Equity Option Investors, on a pro rata basis, warrants to purchase a number of additional Company ordinary shares equal to 38.5% of the total number of Company ordinary shares acquired by the Equity Option Investors in connection with the Equity Investment Option, at an exercise price equal to $58.86 per share, as adjusted for any stock splits, stock dividends or combinations prior to the closing of the Equity Investment Option. The warrants would have a term of ten years from the date of the closing of the Equity Investment Option.

Upon the closing of the Equity Investment Option, CVC would have the right to nominate one individual to serve as a director of the Company, which individual shall qualify as an independent director for purposes of the NYSE rules and, except for two specified individuals, shall be subject to the approval of the Company’s board of directors (such approval not to be unreasonably withheld).

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont’d.

Pursuant to the Agreement, the Company also granted the Equity Option Investors a right of first refusal in the event the Company proposes to raise, on a private basis, equity capital through the sale of equity securities or securities convertible into or exchangeable or exercisable for equity securities of the Company or other equity-linked securities, the purpose of which is to partially fund the cash portion of an acquisition of Aspen completed, or for which a definitive written agreement is entered into, on or prior to December 31, 2014, or to refinance any debt incurred by the Company in connection with any such acquisition (only to the extent the proceeds of any such refinancing are specifically earmarked for such purposes). This right of first refusal is subject to certain exceptions, including with respect to equity purchased by the Company’s Chief Executive Officer of up to $25.0 million and by certain other specified equity investors of up to $100.0 million. The Company does not currently intend to raise any equity capital that would be subject to the right of first refusal, but reserves the right to do so.

The Company has also agreed that, in the event any person or entity (other than certain funds advised by CVC or their affiliates) enters into a definitive written agreement to acquire or acquires more than 40% of the capital stock of the Company on or prior to December 31, 2014, the Company will pay CVC an amount equal to $26.3 million upon the closing of such transaction, less the amount of any previously reimbursed expenses.

The Charman Agreement. John R. Charman, the Company’s Chief Executive Officer, and the Company entered into an agreement on June 2, 2014, pursuant to which Mr. Charman committed to purchase, subject to the receipt of any required regulatory approvals and the completion of the Company’s acquisition of Aspen, $25.0 million of newly issued Company common shares at a price per share equal to $53.51, as adjusted for any stock splits, stock dividends or combinations prior to the closing of such investment.

Investment commitments. As of June 30, 2014 and December 31, 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $128.7 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2014 and December 31, 2013, the Company had also pledged $250.2 million and $302.7 million of its cash and fixed maturity investments as required to meet collateral obligations for $216.8 million and $260.3 million, respectively, in letters of credit outstanding under its credit facility and LOC Agreement. In addition, as of June 30, 2014 and December 31, 2013, cash and fixed maturity investments with fair values of $274.6 million and $273.7 million were on deposit with U.S. state regulators, respectively.

The Company is subject to certain commitments with respect to other investments at June 30, 2014 and December 31, 2013. See Note 3.

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

Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2014 are as follows:

Twelve months ended June 30,	Amount
2015	$15,984
2016	14,379
2017	12,157
2018	11,882
2019	10,422
2020 and thereafter	39,173

$103,997

Total net lease expense under operating leases for the six months ended June 30, 2014 was $8.2 million (2013 – $7.1 million).

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

11.	Debt

On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). As of June 30, 2014, there were no borrowings under this facility and letters of credit outstanding under the Credit Facility were $216.8 million (December 31, 2013 – $260.3 million).

On June 25, 2014, the Company entered into the First Amendment (the “Amendment”) to the Credit Facility. The Amendment also amends the Security Agreement, dated as of April 19, 2012 (the “Security Agreement”), among the Company and various designated subsidiaries of the Company, Deutsche Bank Trust Company America, as collateral agent, and JPMorgan. The Amendment contains certain amendments to the Credit Facility and the Security Agreement to facilitate the proposed acquisition of Aspen and to change certain other provisions of the Credit Facility by, among other things, increasing the maximum permitted leverage ratio (calculated as provided in the Credit Facility) from 0.35:1.00 to 0.40:1.00 until the last day of the third full fiscal quarter following the consummation of any acquisition of Aspen, increasing the permitted amount of letters of credit and unsecured indebtedness and increasing the threshold amounts for cross-defaults, judgment defaults, and defaults under the Employee Retirement Income Security Act of 1974, as amended. Certain of the amendments would have become effective only upon consummation of an acquisition of Aspen.

ENDURANCE SPECIALTY HOLDINGS LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS - CONTINUED

(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Debt, cont’d.

On June 2, 2014, the Company entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (the “Commitment Letter”). Pursuant to the Commitment Letter, Morgan Stanley Senior Funding, Inc., as lead arranger, committed to provide to the Company, subject to certain conditions, senior unsecured bank financing of up to $1.0 billion under an unsecured 364-day bridge facility (the “Bridge Facility”), which was to be used to finance a portion of the cash consideration to be paid in connection with the Company’s proposed acquisition of Aspen and related costs and expenses. As of June 30, 2014, there were no borrowings under the Bridge Facility. Upon the termination by the Company of its offer to acquire Aspen, the Bridge Facility expired pursuant to its terms.

12.	Subsequent event

On July 30, 2014, the Company terminated its offer to acquire Aspen. Upon the termination of the offer to acquire Aspen, the Bridge Facility expired pursuant to its terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2014 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

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

Consolidated Results of Operations – For the Three Months Ended June 30, 2014 and 2013

Results of operations for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$689,425	$572,710	20.4%
Ceded premiums written	(177,998)	(108,089)	64.7%

Net premiums written	511,427	464,621	10.1%

Net premiums earned	481,538	543,335	(11.4)%
Net investment income	39,302	32,468	21.0%
Net realized and unrealized investment gains	3,411	10,372	(67.1)%
Net impairment losses recognized in earnings	(198)	(579)	(65.8)%
Other underwriting (loss) income	(4,824)	888	NM (2)

Total revenues	519,229	586,484	(11.5)%

Expenses
Net losses and loss expenses	259,196	359,058	(27.8)%
Acquisition expenses	78,601	71,868	9.4%
General and administrative expenses	86,455	81,359	6.3%
Amortization of intangibles	1,623	1,625	(0.1)%
Net foreign exchange losses	319	3,368	(90.5)%
Interest expense	9,732	9,052	7.5%
Income tax expense (benefit)	140	(865)	NM (2)

Net income	$83,163	$61,019	36.3%

Net loss ratio	53.8%	66.1%	(12.3)
Acquisition expense ratio	16.3%	13.2%	3.1
General and administrative expense ratio	18.0%	15.0%	3.0

Combined ratio	88.1%	94.3%	(6.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the three months ended June 30, 2014 were $689.4 million, an increase of $116.7 million, or 20.4%, compared to the same period in 2013. Net premiums written in the three months ended June 30, 2014 were $511.4 million, an increase of $46.8 million, or 10.1%. The increase in gross and net premiums written was driven by the following factors:

•	An increase in gross and net premiums written in the professional line of business in the Reinsurance segment, due primarily to the extension of a significant contract, as well as new business generated by new underwriting teams that joined the Company in late 2013, partially offset by non-renewal of contracts that no longer met profitability targets;

•	An increase in gross and net premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including marine and energy, excess casualty and various professional liability coverages, as a result of substantial investments to expand the Company’s Insurance underwriting leadership and personnel over the last twelve months. Increases were partially offset by reductions in casualty business due to non-renewal of policies from continued restructuring and balancing to meet profitability targets and from increased reinsurance purchases across the Insurance segment portfolio;

•	An increase in gross and net premiums written in the specialty line of business in the Reinsurance segment as a result of new trade credit, surety and international agriculture business written;

•	A decline in gross and net premiums written in the agriculture line of business in the Insurance segment due to declines in commodity prices on spring crops, partially offset by growth in policy counts;

•	A decline in gross and net premiums written in the casualty line of business in the Reinsurance segment due to non-renewal of business that no longer met profitability targets and reduced participation on certain contracts where pricing declined, partially offset by new business;

•	A decline in net premiums written in the catastrophe line of business in the Reinsurance segment due to increased purchases of retrocessional coverage and price declines partially offset by new business; and

•	An increase in ceded premiums written by the Company during the quarter ended June 30, 2014 as compared to the same period in 2013 across both the Insurance and Reinsurance segments. Ceded premiums written increased across all lines of business in the Insurance segment due to an increase in quota share reinsurance purchases, including a new whole account quota share treaty covering the entire Insurance segment’s book of business for 2014 and an increase in the professional lines quota share percentage in the current period. In addition, the Company purchased an excess of loss treaty covering the Insurance segment’s agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of protection within the catastrophe line of business, including an aggregate all perils excess of loss treaty and additional proportional retrocession.

Net premiums earned for the three months ended June 30, 2014 were $481.5 million, a decrease of $61.8 million, or 11.4%, from the second quarter of 2013 due to the increase in ceded premiums written.

Net Investment Income

The Company’s net investment income of $39.3 million increased by 21.0%, or $6.8 million, for the quarter ended June 30, 2014 as compared to the same period in 2013. This increase resulted primarily from an increase in mark to market gains on other investments during the quarter ended June 30, 2014 and an increase in the Company’s available for sale investments from June 30, 2013 to June 30, 2014. Net investment income during the second quarter of 2014 included net mark to market gains of $10.8 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $6.8 million in the second quarter of 2013. Investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $3.0 million for the three months ended June 30, 2014 compared to the same period in 2013. Investment expenses, including investment management fees, for the three months ended June 30, 2014 were $3.6 million compared to $3.8 million for the same period in 2013.

The annualized net earned yield and total return of the investment portfolio for the three months ended June 30, 2014 and 2013 and the market yield and portfolio duration as of June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
Annualized net earned yield(1)	2.47%	2.04%
Total return on investment portfolio(2)	1.52%	(1.22)%
Market yield(3)	1.63%	2.00%
Portfolio duration(4)	2.88 years	3.05 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Net of investment manager fees; includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.

During the second quarter of 2014, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 25 basis point range, with a high of 0.99% and a low of 0.74%. Trading activity in the Company’s portfolio during the second quarter included reductions in U.S. government and government agencies securities, commercial mortgage-backed securities, and short-term investments, and increased allocations to corporate securities, collateralized obligations, residential mortgage-backed securities, equity securities, foreign government bonds, other investments, municipals, and government and agency guaranteed corporate securities. The duration of fixed income investments decreased to 2.88 years at June 30, 2014 from 3.11 years at December 31, 2013, primarily due to the decrease in interest rates, which increased the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing a reduction of the average expected maturity of these securities.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2014 were $950.1 million compared to $937.4 million during the same period a year ago. Net realized investment gains decreased during the three months ended June 30, 2014 compared to the same period in 2013.

Realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$7,387	$16,591
Gross realized losses on investment sales	(5,319)	(5,283)
Change in fair value of derivative financial instruments	1,343	(936)

Net realized and unrealized investment gains	$3,411	$10,372

Net impairment losses recognized in earnings for the three months ended June 30, 2014 and 2013 were $0.2 million and $0.6 million, respectively.

Net Foreign Exchange Gains and Losses

For the three months ended June 30, 2014, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $0.3 million compared to a net foreign exchange loss of $3.4 million for the same period of 2013. The current period net foreign exchange loss resulted from the offsetting impacts of the U.S. dollar weakening generally against the key global currencies and British Sterling strengthening applied against the Company’s operations with U.S. dollar and British Sterling base currencies, respectively. In the prior year, the net foreign exchange gain resulted from offsetting exposures across the Company as the U.S. dollar strengthened against the Japanese Yen, Australian dollar and New Zealand dollar.

Net Losses and Loss Expenses

The Company’s net loss ratio for the three months ended June 30, 2014 decreased compared to the same period in 2013, principally as a result of lower incurred losses across all lines of business in the Insurance segment and the catastrophe, property, and casualty lines of business in the Reinsurance segment. Improvement in the net loss ratio was due to decreased catastrophe losses compared to the prior year, and the strategic re-underwriting and re-balancing of the Company’s underwriting portfolios, driven in part by the impact of underwriting teams added in the past year. This improvement was partially offset by decreased favorable prior year loss reserve development compared to the same period in 2013.

Favorable prior year loss reserve development was $54.2 million for the second quarter of 2014 compared to $62.8 million during the same period in 2013. In the second quarter of 2014, prior year loss reserves emerged favorably across all lines business of the Insurance and Reinsurance segments. In the Insurance segment, favorable reserve development in the second quarter of 2014 was higher than the second quarter of 2013 primarily in the casualty line of business due to lower than expected claims reported and favorable case reserve development. Favorable reserve development in the Reinsurance segment was lower than in 2013, primarily in the catastrophe, property and specialty lines of business.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the three months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
April 2014	Windstorms in the United States	$7.3	June 2013	Floods in Canada	$11.3
May 2014	Windstorms in the United States	3.8	June 2013	Floods in Europe	23.7
June 2014	Windstorms in the United States	3.5	May 2013	Windstorms in the United States	12.4
June 2014	Windstorm Ela	9.3
	Other loss events in 2014	2.6

		$26.5			$47.4

For the three months ended June 30, 2014, natural catastrophe related losses added 5.8 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 9.3 percentage points in the same period in 2013.

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

Acquisition Expenses

The acquisition expense ratio for the three months ended June 30, 2014 was higher than the same period in 2013 primarily due to growth in net earned premiums in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the catastrophe line of business in the Reinsurance segment, which incurs a lower than average acquisition expense rate.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the second quarter of 2014 increased by 3.0 percentage points compared to the same period in 2013 due to corporate activities related to the potential acquisition of Aspen Insurance Holdings Limited (“Aspen”) of $12.1 million and an increase in personnel costs related to the addition of new underwriting teams and management personnel over the last year and the resulting payroll and equity compensation related expenses. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance during the current quarter. At June 30, 2014, the Company had a total of 948 employees compared to 927 employees at June 30, 2013.

Income Tax Expense

The Company recorded tax expense for the quarter ended June 30, 2014 of $0.1 million compared to a tax benefit of $0.9 million for the quarter ended June 30, 2013. The increase in tax expense in 2014 resulted from net income recorded at the Company’s United States taxable jurisdictions, partially offset by net operating loss carryforwards and a reduction in the Company’s deferred tax asset valuation allowance.

Net Income

The Company generated net income of $83.2 million in the three months ended June 30, 2014 compared to net income of $61.0 million in the same period of 2013 primarily due to a reduction in losses incurred during the current quarter, which was offset by reduced premiums earned and higher acquisition and general and administrative expenses.

Consolidated Results of Operations – For the Six Months Ended June 30, 2014 and 2013

Results of operations for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,846,940	$1,750,072	5.5%
Ceded premiums written	(536,808)	(376,536)	42.6%

Net premiums written	1,310,132	1,373,536	(4.6)%

Net premiums earned	877,804	963,452	(8.9)%
Net investment income	80,292	81,773	(1.8)%
Net realized and unrealized investment gains	8,283	16,607	(50.1)%
Net impairment losses recognized in earnings	(309)	(1,385)	(77.7)%
Other underwriting (loss) income	(6,062)	1,637	NM (2)

Total revenues	960,008	1,062,084	(9.6)%

Expenses
Losses and loss expenses	436,092	578,028	(24.6)%
Acquisition expenses	150,758	143,504	5.1%
General and administrative expenses	159,661	147,837	8.0%
Amortization of intangibles	3,240	3,726	(13.0)%
Net foreign exchange losses	3,283	6,295	(47.8)%
Interest expense	18,783	18,090	3.8%
Income tax expense	548	3,286	(83.3)%

Net income	$187,643	$161,318	16.3%

Net loss ratio	49.6%	60.0%	(10.4)
Acquisition expense ratio	17.2%	14.9%	2.3
General and administrative expense ratio	18.2%	15.3%	2.9

Combined ratio	85.0%	90.2%	(5.2)

(1)	With respect to ratios, changes show increase or decrease in percentage points.
(2)	Not meaningful.

Premiums

Gross premiums written in the six months ended June 30, 2014 were $1,846.9 million, an increase of $96.9 million, or 5.5%, compared to the same period in 2013. Net premiums written in the six months ended June 30, 2014 were $1,310.1 million, a decrease of $63.4 million, or 4.6%, compared to the same period in 2013. The increase in gross premiums written and the decrease in net premiums written was driven by the following factors:

•	An increase in gross and net premiums written in the professional line of business in the Reinsurance segment, due primarily to new business generated by new underwriting teams that joined the Company in late 2013 and an extension of a significant contract, partially offset by non-renewal of contracts that no longer met profitability targets;

•	An increase in gross and net premiums written in the casualty and other specialty and professional lines business in the Insurance segment, including marine and energy, excess casualty and various professional liability coverages, as a result of substantial investments to expand the Company’s Insurance underwriting leadership and personnel over the last twelve months, partially offset by reductions in casualty business due to non-renewal of policies that no longer met profitability targets;

•	An increase in gross and net premiums written in the specialty line of business in the Reinsurance segment as a result of new trade credit, surety and international agriculture business, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions in the aviation and space business;

•	An increase in gross and net premiums written in the property line of business in the Reinsurance segment, due primarily to new business generated by the Company’s U.S. subsidiaries and Zurich branch and from a number of positive premium adjustments, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions;

•	A decline in gross and net premiums written in the agriculture line of business in the Insurance segment due to declines in commodity prices on spring crops, partially offset by growth in policy counts;

•	A decline in gross and net premiums written in the casualty line of business in the Reinsurance segment due to non-renewal of business that no longer met profitability targets and reduced participation on certain contracts where pricing was inadequate, partially offset by new business;

•	A decline in gross and net premiums written in the catastrophe line of business in the Reinsurance segment due to decreased participation on certain contracts, downward pressure on renewal rates, and non-renewal of a number of contracts; and

•	An increase in ceded premiums written by the Company in the first half of the year as compared to the same period in 2013 across both the Insurance and Reinsurance segments. Ceded premiums written increased across all lines of business in the Insurance segment due to an increase in quota share reinsurance purchases, including a new whole account quota share treaty covering the entire Insurance segment’s book of business for 2014. In addition, the Company purchased an excess of loss treaty covering the Insurance segment’s agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of protection within the catastrophe line of business, including an aggregate all perils excess of loss treaty and additional proportional retrocession.

Net premiums earned for the six months ended June 30, 2014 were $877.8 million, a decrease of $85.6 million, or 8.9%, from the six months ended June 30, 2013 principally due to the increase in ceded premiums written.

Net Investment Income

The Company’s net investment income of $80.3 million decreased by 1.8%, or $1.5 million, for the six months ended June 30, 2014 as compared to the same period in 2013. Net investment income during the first six months of 2014 included net mark to market gains of $24.3 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $29.8 million in the first six months of 2013. Investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $3.8 million for the six months ended June 30, 2014 compared to the same period in 2013. Investment expenses, including investment management fees, for the six months ended June 30, 2014 were $7.3 million compared to $7.5 million for the same period in 2013.

The annualized net earned yield and total return on the investment portfolio for the six months ended June 30, 2014 and 2013 and the market yield and portfolio duration as of June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Annualized net earned yield(1)	2.52%	2.56%
Total return on investment portfolio(2)	2.78%	(0.62)%
Market yield(3)	1.63%	2.00%
Portfolio duration(4)	2.88 years	3.05 years

(1)	The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.
(2)	Net of investment manager fees; includes realized and unrealized gains and losses.
(3)	The internal rate of return of the investment portfolio based on the given market price or the single discount rate that equates to a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes other investments and operating cash.
(4)	Includes only cash and cash equivalents and fixed income investments held by the Company’s investment managers.

During the six months ended June 30, 2014, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 37 basis point range, with a high of 0.99% and a low of 0.62%. Trading activity in the Company’s portfolio for the six months ended June 30, 2014 included reductions in U.S. government and government agencies securities and short-term investments, and increased allocations to corporate securities, foreign government bonds, collateralized obligations, equity securities, other investments, residential mortgage-backed securities, asset-backed securities, government and agency guaranteed corporate securities, commercial mortgage-backed securities, and municipal securities. The duration of the fixed income investments decreased to 2.88 years at June 30, 2014 from 3.11 years at December 31, 2013, primarily due to a decrease in interest rates which increased the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing a reduction of the average maturity of these securities.

Net Realized and Unrealized Investment Gains

The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2014 were $2,060.7 million compared to $1,395.5 million during the same period a year ago. Net realized investment gains decreased during the six months ended June 30, 2014 compared to the same period in 2013.

Realized investment gains and losses and the change in the fair value of derivative financial instruments for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$17,634	$24,011
Gross realized losses on investment sales	(11,303)	(6,746)
Change in fair value of derivative financial instruments	1,952	(658)

Net realized and unrealized investment gains	$8,283	$16,607

Net impairment losses recognized in earnings for the six months ended June 30, 2014 and 2013 were $0.3 million and $1.4 million, respectively.

Net Foreign Exchange Gains

For the six months ended June 30, 2014, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $3.3 million compared to a net foreign exchange loss of $6.3 million for the same period in 2013. The current period net foreign exchange loss was primarily incurred in the first quarter and resulted from offsetting exposures across the Company as the U.S. dollar weakened against the Japanese Yen and Australian dollar, revaluing net liability balances in those currencies higher. In the prior year, the loss resulted from the U.S. dollar strengthening against the Japanese Yen, Australian dollar and New Zealand dollar and the downward revaluation of net asset balances in those currencies.

Net Losses and Loss Expenses

The Company’s net loss ratio for the six months ended June 30, 2014 decreased compared to the same period in 2013, principally as a result of lower incurred losses in the agriculture, casualty and other specialty and professional lines of business in the Insurance segment and the catastrophe, property and casualty lines of business in the Reinsurance segment. Improvement in the net loss ratio was due to a decrease in catastrophe losses compared to the prior year, and the strategic re-underwriting and re-balancing of the Company’s underwriting portfolios, driven in part by the impact of underwriting teams added during the past year. This improvement was partially offset by decreased favorable prior year loss reserve development compared to the same period in the prior year.

Favorable prior year loss reserve development was $104.5 million for the six months ended June 30, 2014 as compared to $113.5 million for the same period in 2013. In the six months ended June 30, 2014 and 2013, prior year loss reserves emerged favorably across all lines of the Insurance and Reinsurance segments. Favorable reserve development in the six months ended June 30, 2014 was higher than the six months ended June 30, 2013 in the Insurance segment due primarily to lower than expected reported losses in the casualty and other specialty line of business. Favorable reserve development in the six months ended June 30, 2014 was lower than the six months ended June 30, 2013 in the Reinsurance segment in the catastrophe line of business as the six months ended June 30, 2013 included significant reductions in reserve estimates related to the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the six months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$4.7	June 2013	Floods in Canada	$11.3
April 2014	Windstorms in the United States	7.3	June 2013	Floods in Europe	23.7
May 2014	Windstorms in the United States	3.8	May 2013	Windstorms in the United States	12.4
June 2014	Windstorms in the United States	3.5
June 2014	Windstorm Ela	9.3

		$28.6			$47.4

For the six months ended June 30, 2014, catastrophe related losses added 3.4 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 5.2 percentage points in the same period in 2013.

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

Acquisition Expenses

The acquisition expense ratio for the six months ended June 30, 2014 was higher than the same period in 2013 primarily due to growth in net premiums earned in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in net premiums earned in the catastrophe line of business in the Reinsurance segment, which incurs a lower than average acquisition expense rate.

General and Administrative Expenses

The Company’s general and administrative expense ratio for the six months ended June 30, 2014 increased by 2.9 percentage points compared to the same period in 2013 due to corporate activities related to the potential acquisition of Aspen of $13.0 million and an increase in personnel costs related to the addition of new underwriting teams and management personnel over the last year and the resulting payroll and equity compensation related expenses. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance during the current year. At June 30, 2014, the Company had a total of 948 employees compared to 927 employees at June 30, 2013.

Income Tax Expense

The Company recorded a tax expense for the six months ended June 30, 2014 of $0.5 million compared to a tax expense of $3.3 million for the same period in 2013. The reduction in tax expense in 2014 resulted from net income recorded at the Company’s United States taxable jurisdictions, partially offset by net operating loss carryforwards and adjustments to the Company’s deferred tax asset valuation allowances.

Net Income

The Company generated net income of $187.6 million for the six months ended June 30, 2014 compared to net income of $161.3 million in the same period of 2013 primarily due to a reduction in losses incurred which was partially offset by reduced net premiums earned and reduced net realized and unrealized investment gains, and higher acquisition and general and administrative expenses.

Reserve for Losses and Loss Expenses

As of June 30, 2014, the Company had accrued losses and loss expense reserves of $4.0 billion (December 31, 2013 - $4.0 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six months ended June 30, 2014 and 2013, the Company’s net paid losses and loss expenses were $497.2 million and $549.3 million, respectively.

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

Losses and loss expenses for the three and six months ended June 30, 2014 are summarized as follows:

	Incurred related to:
Three Months Ended June 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$113,873	$(2,188)	$111,685
Casualty and other specialty	37,809	(11,350)	26,459
Professional lines	16,504	(3,991)	12,513
Property	3,429	(4,519)	(1,090)

Total Insurance	171,615	(22,048)	149,567

Reinsurance:
Catastrophe	23,620	(7,713)	15,907
Property	43,629	(9,502)	34,127
Casualty	1,723	(2,821)	(1,098)
Professional lines	20,965	(2,551)	18,414
Specialty	51,845	(9,566)	42,279

Total Reinsurance	141,782	(32,153)	109,629

Totals	$313,397	$(54,201)	$259,196

	Incurred related to:
Six Months Ended June 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$164,229	$(4,328)	$159,901
Casualty and other specialty	63,752	(18,066)	45,686
Professional lines	34,544	(5,119)	29,425
Property	9,271	(6,183)	3,088

Total Insurance	271,796	(33,696)	238,100

Reinsurance:
Catastrophe	39,428	(15,474)	23,954
Property	88,200	(24,259)	63,941
Casualty	30,390	(5,572)	24,818
Professional lines	40,930	(4,580)	36,350
Specialty	69,861	(20,932)	48,929

Total Reinsurance	268,809	(70,817)	197,992

Totals	$540,605	$(104,513)	$436,092

Losses and loss expenses for the three and six months ended June 30, 2014 included $54.2 million and $104.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2014 benefited the Company’s reported net loss ratios by approximately 11.3 and 11.9 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the six months ended June 30, 2014 in all lines of business within the Insurance and Reinsurance segments.

For the three and six months ended June 30, 2014, the Company did not materially alter key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Losses and loss expenses for the three and six months ended June 30, 2013 are summarized as follows:

	Incurred related to:
Three Months Ended June 30, 2013	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$158,341	$(233)	$158,108
Casualty and other specialty	42,393	(4,976)	37,417
Professional lines	17,608	1,672	19,280
Property	3,127	(2,088)	1,039

Total Insurance	221,469	(5,625)	215,844

Reinsurance:
Catastrophe	67,780	(26,439)	41,341
Property	59,716	(23,444)	36,272
Casualty	42,676	(900)	41,776
Professional lines	9,020	(996)	8,024
Specialty	21,202	(5,401)	15,801

Total Reinsurance	200,394	(57,180)	143,214

Totals	$421,863	$(62,805)	$359,058

	Incurred related to:
Six Months Ended June 30, 2013	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$209,033	$(4,966)	$204,067
Casualty and other specialty	80,702	(9,918)	70,784
Professional lines	41,432	2,339	43,771
Property	7,061	(10,375)	(3,314)

Total Insurance	338,228	(22,920)	315,308

Reinsurance:
Catastrophe	96,223	(38,350)	57,873
Property	112,651	(25,070)	87,581
Casualty	84,415	(9,140)	75,275
Professional lines	18,866	(6,654)	12,212
Specialty	41,118	(11,339)	29,779

Total Reinsurance	353,273	(90,553)	262,720

Totals	$691,501	$(113,473)	$578,028

Losses and loss expenses for the three and six months ended June 30, 2013 included $62.8 million and $113.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2013 benefited the Company’s reported net loss ratio by approximately 11.6 and 11.8 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the six months ended June 30, 2013 in the agriculture, casualty and other specialty and property lines of business in the Insurance segment, and in all lines of business within the Reinsurance segment.

For the three and six months ended June 30, 2013, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Insurance

Agriculture. For the three and six months ended June 30, 2014 and 2013, the Company recorded favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2013 and 2012 crop years.

Casualty and other specialty. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the Bermuda and U.S. based excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the healthcare liability business due to two large malpractice claims. For the three and six months ended June 30, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability and the Bermuda based excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the U.S. based casualty business.

Professional lines. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence within this line of business, primarily due to slightly lower than expected reported claims activity. For the three and six months ended June 30, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected reported claims activity in the Bermuda based professional liability and U.S. based director and officers’ liability businesses.

Property. For the three and six months ended June 30, 2014 and 2013, the favorable loss emergence within the property line of business was primarily due to lower than expected reported claims emergence.

Reinsurance

Catastrophe. For the six months ended June 30, 2014, the Company recorded significant favorable loss emergence within this line of business primarily due to lower than expected claims activity. For the six months ended June 30, 2013, the Company recorded significant favorable loss emergence within this line of business primarily due to lower than expected claims activity, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012.

Property. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the U.S. based business. For the three and six months ended June 30, 2013, the Company recorded favorable loss emergence in the property line of business due to lower than expected claims activity, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012.

Casualty. For the three and six months ended June 30, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence.

Professional lines. For the three and six months ended June 30, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence.

Specialty. For the three and six months ended June 30, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at June 30, 2014:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$213,720	$121,452	$335,172
Casualty and other specialty	349,230	945,689	1,294,919
Professional lines	96,271	385,270	481,541
Property	18,138	14,151	32,289

Total Insurance	677,359	1,466,562	2,143,921

Reinsurance:
Catastrophe	151,530	95,279	246,809
Property	183,619	115,282	298,901
Casualty	249,954	525,932	775,886
Professional lines	62,612	174,159	236,771
Specialty	91,556	169,549	261,105

Total Reinsurance	739,271	1,080,201	1,819,472

Totals	$1,416,630	$2,546,763	$3,963,393

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2013:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$257,939	$84,429	$342,368
Casualty and other specialty	316,170	960,130	1,276,300
Professional lines	110,880	390,875	501,755
Property	23,410	15,057	38,467

Total Insurance	708,399	1,450,491	2,158,890

Reinsurance:
Catastrophe	167,152	98,474	265,626
Property	196,715	127,083	323,798
Casualty	244,300	554,289	798,589
Professional lines	65,353	149,882	215,235
Specialty	96,801	143,320	240,121

Total Reinsurance	770,321	1,073,048	1,843,369

Totals	$1,478,720	$2,523,539	$4,002,259

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

Insurance

The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$321,526	$276,941	$973,802	$929,884
Ceded premiums written	(142,488)	(85,439)	(451,737)	(333,688)

Net premiums written	179,038	191,502	522,065	596,196

Net premiums earned	218,563	267,878	362,584	419,030
Other underwriting income	—	—	—	—

	218,563	267,878	362,584	419,030

Expenses
Losses and loss expenses	149,567	215,844	238,100	315,308
Acquisition expenses	15,128	14,968	27,389	29,584
General and administrative expenses	47,237	43,524	88,973	79,151

	211,932	274,336	354,462	424,043

Underwriting income (loss)	$6,631	$(6,458)	$8,122	$(5,013)

Net loss ratio	68.5%	80.6%	65.7%	75.2%
Acquisition expense ratio	6.9%	5.6%	7.6%	7.1%
General and administrative expense ratio	21.6%	16.2%	24.5%	18.9%

Combined ratio	97.0%	102.4%	97.8%	101.2%

Premiums. Gross premiums written for the three months ended June 30, 2014 in the Insurance segment increased by 16.1% over the same period in 2013. Gross premiums written for the six months ended June 30, 2014 in the Insurance segment increased by 4.7% over the same period in 2013. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended June 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$80,540	$45,826	$131,633	$84,537
Casualty and other specialty	146,728	89,765	87,614	63,373
Professional lines	74,650	29,846	38,296	27,788
Property	19,608	13,601	19,398	15,804

Total	$321,526	$179,038	$276,941	$191,502

	Six Months Ended June 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$608,434	$327,471	$696,107	$425,667
Casualty and other specialty	221,623	131,486	144,081	106,634
Professional lines	113,430	44,416	59,260	41,991
Property	30,315	18,692	30,436	21,904

Total	$973,802	$522,065	$929,884	$596,196

The Insurance segment’s gross premiums written increased while the net premiums written declined for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the following factors:

•	An increase in gross premiums written in the casualty and other specialty and professional lines of business, including marine and energy, excess casualty and various professional liability coverages, as a result of substantial investments to expand the Company’s Insurance underwriting leadership and personnel over the last twelve months, partially offset by reductions in casualty business due to non-renewal of policies that no longer met profitability targets;

•	A decline in gross premiums written in the agriculture line of business due to declines in commodity prices on spring crops, partially offset by growth in policy counts; and

•	An increase in ceded premiums written by the Company in the first half of the year as compared to the same period in 2013. Ceded premiums written increased across all lines of business due to an increase in quota share reinsurance purchases, including a new whole account quota share treaty covering the entire Insurance segment’s book of business for 2014. In addition, the Company purchased an excess of loss treaty covering the Insurance segment’s agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written.

Net premiums earned by the Company in the Insurance segment decreased in the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to the increase in ceded premiums written.

Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment decreased by 12.1 percentage points for the three month period ended June 30, 2014 compared to the same period in 2013 and decreased by 9.5 percentage points for the six months ended June 30, 2014 and 2013. The current accident quarter loss ratio decreased by 4.1 and 5.7 percentage points for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due primarily to lower losses incurred in the casualty and other specialty line of business driven by the strategic re-underwriting and re-balancing of the portfolio.

During the three and six months ended June 30, 2014, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $22.0 million and $33.7 million, respectively, which decreased the net loss ratio by 10.1 and 9.3 percentage points, respectively, as compared to reductions of $5.6 million and $22.9 million, which decreased the net loss ratio by 2.1 and 5.5 percentage points for the three and six months ended June 30, 2013, respectively. Higher levels of favorable loss development in the second quarter and first six months of 2014 compared to 2013 was experienced primarily in the casualty and other specialty and professional lines of business following lower than expected claims activity than 2013.

Acquisition Expenses. The acquisition expense ratios in the Insurance segment in the second quarter and six months ended June 30, 2014 increased compared to the same periods in 2013 due to the increase in net earned premiums in the casualty and other specialty line of business, which incurs a higher than average net acquisition expense rate, and the decrease of net earned premiums in the agriculture line of business, which incurs a lower than average net acquisition expense rate.

General and Administrative Expenses. The increase in general and administrative expense ratios in the Insurance segment in the second quarter and six months ended June 30, 2014 compared to the same periods in 2013 was due to corporate activities related to the potential acquisition of Aspen and an increase in personnel costs related to the addition of new underwriting teams and management personnel over the last year and the resulting payroll and equity compensation related expenses. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance during the current quarter and year to date.

Reinsurance

The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$367,899	$295,769	$873,138	$820,188
Ceded premiums written	(35,510)	(22,650)	(85,071)	(42,848)

Net premiums written	332,389	273,119	788,067	777,340

Net premiums earned	262,975	275,457	515,220	544,422
Other underwriting (loss) income	(4,824)	888	(6,062)	1,637

	258,151	276,345	509,158	546,059

Expenses
Losses and loss expenses	109,629	143,214	197,992	262,720
Acquisition expenses	63,473	56,900	123,369	113,920
General and administrative expenses	39,218	37,835	70,688	68,686

	212,320	237,949	392,049	445,326

Underwriting income	$45,831	$38,396	$117,109	$100,733

Net loss ratio	41.7%	52.0%	38.5%	48.3%
Acquisition expense ratio	24.1%	20.7%	23.9%	20.9%
General and administrative expense ratio	14.9%	13.7%	13.7%	12.6%

Combined ratio	80.7%	86.4%	76.1%	81.8%

Premiums. In the second quarter of 2014, net premiums written in the Reinsurance segment increased by 21.7% over the same period of 2013. In the six months ended June 30, 2014, net premiums written in the Reinsurance segment increased by 1.4% over the same period in 2013. Gross and net premiums written for each line of business in the Reinsurance segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$158,372	$123,411	$155,431	$138,041
Property	42,887	42,886	48,384	44,516
Casualty	30,875	30,868	54,417	54,419
Professional lines	84,117	84,117	12,528	12,528
Specialty	51,648	51,107	25,009	23,615

Total	$367,899	$332,389	$295,769	$273,119

	Six Months Ended June 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$285,020	$202,374	$303,297	$269,439
Property	209,300	209,208	196,795	192,927
Casualty	115,857	114,260	183,809	182,382
Professional lines	109,736	109,736	24,835	24,835
Specialty	153,225	152,489	111,452	107,757

Total	$873,138	$788,067	$820,188	$777,340

The movements in gross and ceded premiums written in the Reinsurance segment for the second quarter and six months ended June 30, 2014 compared to the same periods in 2013 were primarily due to the following factors:

•	An increase in gross premiums written in the professional line of business, due primarily to new business generated by new underwriting teams that joined the Company in late 2013 and an extension of a significant contract, partially offset by non-renewal of contracts that no longer met profitability targets;

•	An increase in gross premiums written in the specialty line of business as a result of new trade credit, surety and international agriculture business, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions in the aviation and space business;

•	An increase in gross premiums written in the property line of business in the six month period, due primarily to new business generated by the Company’s U.S. subsidiaries and Zurich branch and from a number of positive premium adjustments, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions;

•	A decline in gross premiums written in the casualty line of business due to non-renewal of business that no longer met profitability targets and reduced participation on certain contracts where pricing declined, partially offset by new business;

•	Over the six month period, a decline in gross premiums written in the catastrophe line of business due to decreased participation on certain contracts, downward pressure on renewal rates and non-renewal of a number of contracts; and

•	An increase in ceded premiums written by the Company in the first half of the year as compared to the same period in 2013. Ceded premium written increased as the Company purchased increased levels of protection within the catastrophe line of business, including an aggregate all perils excess of loss treaty and additional proportional retrocession.

Net premiums earned by the Company in the Reinsurance segment for the three and six months ended June 30, 2014 decreased compared to the same period in 2013 due to the increase in ceded premiums written.

Losses and Loss Expenses. The net loss ratios in the Company’s Reinsurance segment for the three and six months ended June 30, 2014 decreased compared to the same periods in 2013 principally as a result of lower incurred losses in 2014 compared to 2013. Improvement in the net loss ratios was due to a decrease in catastrophe losses compared to the same periods in the prior year, and the strategic re-underwriting and re-balancing of the Company’s underwriting portfolios, driven in part by the impact of underwriting teams added during the past year. This improvement was partially offset by decreased favorable prior year loss reserve development for the three and six months ended June 30, 2014 compared to the same periods in 2013.

The Company recorded $32.2 million and $70.8 million of favorable prior year loss reserve development in the three and six months ended June 30, 2014 compared to $57.2 million and $90.6 million in the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, the majority of the favorable loss reserve development emanated from the property, specialty and catastrophe lines of business. The same periods in 2013 experienced favorable loss reserve development emanating from the property and catastrophe lines of business, driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012, and from lower than expected attritional losses.

Partially offsetting the decreased levels of favorable prior year loss reserve development in the current periods, the Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $26.5 million and $28.6 million in the quarter and six months ended June 30, 2014. The net losses from catastrophes added 10.9 and 6.0 percentage points to the Reinsurance segment’s net loss ratios for the second quarter and six months ended June 30, 2014, respectively. During the second quarter and six months ended June 30, 2013, the Company incurred catastrophe losses of $47.4 million and $47.4 million. The net losses from catastrophes added 18.8 and 9.5 percentage points to the Reinsurance segment’s net loss ratios for the second quarter and six months ended June 30, 2013, respectively.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in the Reinsurance segment in connection with current calendar year catastrophes for the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
April 2014	Windstorms in the United States	$7.3	June 2013	Floods in Canada	$11.3
May 2014	Windstorms in the United States	3.8	May 2013	Floods in Europe	23.7
June 2014	Windstorms in the United States	3.5		Windstorms in the United States	12.4
June 2014	Windstorm Ela	9.3
	Other loss events in 2014	2.6

		$26.5			$47.4

Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$4.7	June 2013	Floods in Canada	$11.3
April 2014	Windstorms in the United States	7.3	June 2013	Floods in Europe	23.7
May 2014	Windstorms in the United States	3.8	May 2013	Windstorms in the United States	12.4
June 2014	Windstorms in the United States	3.5
June 2014	Windstorm Ela	9.3

		$28.6			$47.4

Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and six months ended June 30, 2014 were higher than in the same periods in 2013 primarily due to growth in net premiums earned in the specialty and professional lines of business, which incur a higher than average net acquisition expense rate, and a decline in net premiums earned in the catastrophe line of business, which incurs a lower than average net acquisition expense rate.

General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and six months ended June 30, 2014 increased compared to those in the same periods in 2013 due to corporate activities related to the potential acquisition of Aspen and an increase in personnel costs related to the acquisition of new underwriting teams and management personnel over the last year and the resulting payroll and equity compensation related expenses.

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

Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2014, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $551.8 million (December 31, 2013 – $654.5 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2013, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2014 without the prior approval of the applicable insurance regulator. At June 30, 2014, American Agri-Business could pay dividends of $3.9 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.

Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At June 30, 2014, Endurance U.K. did not have profits available for distributions.

Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of June 30, 2014 totaled $6.5 billion, which is consistent with the aggregate invested assets of $6.5 billion as of December 31, 2013.

At June 30, 2014, the Company’s available for sale investments had gross unrealized gains of $130.9 million and gross unrealized losses of $11.8 million compared to gross unrealized gains of $95.6 million and gross unrealized losses of $49.6 million at December 31, 2013. The decrease in gross unrealized losses on the Company’s fixed income investments at June 30, 2014 compared to December 31, 2013 was primarily due to a decrease in interest rates during the period. The Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at June 30, 2014. The Company has the ability and intent to hold its equity securities until recovery. Therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at June 30, 2014.

The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $614.9 million at June 30, 2014, compared to $463.4 million at December 31, 2013.

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(U.S. dollars in thousands)
Net cash provided by operating activities	$19,667	$42,712
Net cash used in investing activities	(18,886)	(165,604)
Net cash used in financing activities	(54,251)	(30,706)
Effect of exchange rate changes on cash and cash equivalents	8,647	(28,359)

Net decrease in cash and cash equivalents	(44,823)	(181,957)
Cash and cash equivalents, beginning of period	845,851	1,124,019

Cash and cash equivalents, end of period	$801,028	$942,062

The decrease in cash flows provided by operating activities in the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to higher ceded premium and general expenditure outflows, partially offset by lower gross loss payments.

The decrease in cash used in investing activities reflected the Company’s active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The decrease in cash flows used in investing activities in 2014 principally reflected increased proceeds from sales and maturities of available for sale investments offset by higher purchases of available for sale investments compared to 2013.

The cash flows used in financing activities in the first quarter of 2014 were higher than in 2013 principally due to a decrease in the number of common shares issued, costs paid for bridge financing related to the proposed acquisition of Aspen and an increase in dividends paid to holders of the Company’s common shares. The higher financing outflows were partially offset by common share repurchases in 2013, while there was no repurchase activity in the current period. During the six months ended June 30, 2013, the Company used its capital to repurchase 318,252 ordinary shares in the open market for $14.6 million at an average price per share of $45.83.

The effect of exchange rate changes had a modestly positive impact on the cash balances of the Company in the first half of 2014 as exchange rates did not change to a significant extent in the period. In the first half of 2013 the dollar strengthened significantly against British Sterling and Japanese Yen resulting in a reduction in the reported value of cash balances.

As of June 30, 2014 and December 31, 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $128.7 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2014 and December 31, 2013, the Company had also pledged $250.2 million and $302.7 million of its cash and fixed maturity investments to meet collateral obligations for $216.8 million and $260.3 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC agreement. In addition, at June 30, 2014 and December 31, 2013, cash and fixed maturity investments with fair values of $274.6 million and $273.7 million were on deposit with U.S. state regulators, respectively.

Credit Facility. On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). As of June 30, 2014, there were no borrowings under this facility and letters of credit outstanding under the Credit Facility were $216.8 million (December 31, 2013 – $260.3 million).

On June 25, 2014, the Company entered into the First Amendment (the “Amendment”) to the Credit Facility. The Amendment also amends the Security Agreement, dated as of April 19, 2012 (the “Security Agreement”), among the Company and certain designated subsidiaries of the Company, Deutsche Bank Trust Company Americas, as collateral agent, and JPMorgan as the administrative agent. The Amendment contains certain amendments to the Credit Facility and the Security Agreement to facilitate the proposed acquisition of Aspen and to change certain other provisions of the Credit Facility by, among other things, increasing the maximum permitted leverage ratio (calculated as provided in the Credit Facility) from 0.35:1.00 to 0.40:1.00 until the last day of the third full fiscal quarter following the consummation of any acquisition of Aspen, increasing the permitted amount of letters of credit and unsecured indebtedness and increasing the threshold amounts for cross-defaults, judgment defaults, and defaults under the Employee Retirement Income Security Act of 1974, as amended. Certain of the amendments were to become effective only upon consummation of an acquisition of Aspen.

Letter of Credit Facility. On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement (“LOC Agreement”) and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of March 31, 2014, the Company had issued letters of credit of $1.4 million under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.

Bridge Facility. On June 2, 2014, the Company entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (the “Commitment Letter”). Pursuant to the Commitment Letter, Morgan Stanley Senior Funding, Inc., as lead arranger, committed to provide to the Company, subject to certain conditions, senior unsecured bank financing of up to $1.0 billion under an unsecured 364-day bridge facility (the “Bridge Facility”), which was to be used to finance a portion of the cash consideration to be paid in connection with the Company’s proposed acquisition of Aspen and related costs and expenses. As of June 30, 2014, there were no borrowings under the Bridge Facility. Upon the termination by the Company on July 30, 2014 of its offer to acquire Aspen, the Bridge Facility expired pursuant to its terms. On termination of the Bridge Facility, the Company will recognize the capitalized debt issuance costs associated with the facility of $4.1 million.

Agreement with Equity Investors. On June 2, 2014, the Company entered into an agreement (the “Agreement”) terminating a prior equity commitment letter, dated January 28, 2014, pursuant to its terms. In connection with such termination, the Company extended to CVC Capital Partners Advisory (U.S.), Inc. (“CVC”) and certain permitted assignees of CVC (collectively, the “Equity Option Investors”) an equity investment option in the event that, on or prior to December 31, 2014, the Company enters into a definitive written agreement to acquire, or acquires, 95% or more of the issued and outstanding Aspen ordinary shares (the “Equity Investment Option”). Pursuant to the Equity Investment Option, if exercised, the Equity Option Investors would purchase $250.0 million of newly issued Company ordinary shares at a price of $50.03 per ordinary share, as adjusted for any stock splits, stock dividends or combinations prior to the closing of the Equity Investment Option. The Equity Investment Option would be exercisable for the sixty (60) day period following the closing of the Company’s acquisition of Aspen.

The Equity Option Investors would have certain preemptive rights with respect to future share issuances by the Company, and the purchased ordinary shares would be subject to lock-up restrictions that would limit the right of the Equity Option Investors to transfer the shares for 12 months following the exercise of the Equity Investment Option, subject to certain exceptions.

In addition to the purchase of Company ordinary shares, upon the closing of the Equity Investment Option, the Company would also grant the Equity Option Investors, on a pro rata basis, warrants to purchase a number of additional Company ordinary shares equal to 38.5% of the total number of Company ordinary shares acquired by the Equity Option Investors in connection with the Equity Investment Option, at an exercise price equal to $58.86 per share, as adjusted for any stock splits, stock dividends or combinations prior to the closing of the Equity Investment Option. The warrants would have a term of ten years from the date of the closing of the Equity Investment Option.

Upon the closing of the Equity Investment Option, CVC would have the right to nominate one individual to serve as a director of the Company, which individual shall qualify as an independent director for purposes of the NYSE rules and, except for two specified individuals, shall be subject to the approval of the Company’s board of directors (such approval not to be unreasonably withheld).

Pursuant to the Agreement, the Company also granted the Equity Option Investors a right of first refusal in the event the Company proposes to raise, on a private basis, equity capital through the sale of equity securities or securities convertible into or exchangeable or exercisable for equity securities of the Company or other equity-linked securities, the purpose of which is to partially fund the cash portion of an acquisition of Aspen completed, or for which a definitive written agreement is entered into, on or prior to December 31, 2014, or to refinance any debt incurred by the Company in connection with any such acquisition (only to the extent the proceeds of any such refinancing are specifically earmarked for such purposes). This right of first refusal is subject to certain exceptions, including with respect the to sale of equity securities to the Company’s Chief Executive Officer of up to $25.0 million and to certain other specified equity investors of up to $100.0 million. The Company does not currently intend to raise any equity capital that would be subject to the right of first refusal, but reserves the right to do so.

The Company has also agreed that, in the event any person or entity (other than certain funds advised by CVC or their affiliates) enters into a definitive written agreement to acquire or acquires more than 40% of the capital stock of the Company on or prior to December 31, 2014, the Company will pay CVC an amount equal to $26.3 million upon the closing of such transaction, less the amount of any previously reimbursed expenses.

The Charman Agreement. John R. Charman, the Company’s Chief Executive Officer, and the Company entered into an agreement on June 2, 2014, pursuant to which Mr. Charman committed to purchase, subject to the receipt of any required regulatory approvals and the completion of the Company’s acquisition of Aspen, $25.0 million of newly issued Company common shares at a price per share equal to $53.51, as adjusted for any stock splits, stock dividends or combinations prior to the closing of such investment.

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

There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Information about Market Risk” included in the Company’s 2013 Form 10-K.

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

Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2013 Form 10-K, as supplemented by the following risk factors and other information in this Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. The risk factors listed may apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section

Acquisitions or strategic investments that we made or may make could turn out to be unsuccessful.

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

The market for our ordinary shares may be adversely affected by the issuance of additional ordinary shares, including pursuant to a proposed acquisition.

We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. In connection with the completion of a proposed acquisition, we may issue additional ordinary shares. The increase in the number of our ordinary shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our ordinary shares and may make it more difficult for you to sell your ordinary shares at a time and price that you deem appropriate.

The impact of any proposed acquisition is not reflected in our financial statements and could affect our results of operations and financial condition in the future.

Our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K assume the Company on a stand-alone basis and do not give effect to the potential impact of any proposed acquisition. Our future performance could be affected by a proposed acquisition, including as a result of the business development costs that may be incurred in connection therewith (regardless of whether we are successful in completing a proposed acquisition). If a proposed acquisition is completed, our future financial statements are expected to be significantly different from the financial statements included in our 2013 Form 10-K.

Other than set forth above, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
April 1, 2014 – April 30, 2014	—	$—	—	5,000,000
May 1, 2014 – May 31, 2014	—	$—	—	5,000,000
June 1, 2014 – June 30, 2014	—	$—	—	5,000,000

Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.
(2)	At its meeting on February 27, 2014, the Board of Directors of the Company authorized the repurchase of up to a total of 5,000,000 ordinary shares and share equivalents through February 28, 2016, superseding all previous authorizations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Commitment Letter, dated June 2, 2014, between Morgan Stanley Senior Funding, Inc. and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2014.

10.2	Agreement, dated June 2, 2014, by and among Endurance Specialty Holdings Ltd., CVC Capital Partners Advisory (U.S.), Inc., GIC Special Investments Pte. Ltd. and certain affiliates thereof. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 6, 2014.

10.3	Letter Agreement, dated June 2, 2014, between John R. Charman and Endurance Specialty Holdings Ltd. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 6, 2014.

10.5	Joinder Agreement to Commitment Letter, dated June 25, 2014. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2014.

10.6	First Amendment, dated June 25, 2014, to the Credit Agreement and the Security Agreement, each dated as of April 19, 2012. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 27, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at June 30, 2014 (unaudited) and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date: August 7, 2014	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date: August 7, 2014	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)