Form 10-Q/A
period 2014-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2014-08-12
CIK 1179755

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

EXPLANATORY NOTE

Endurance Specialty Holdings Ltd. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the three months ended June 30, 2014, dated as of August 7, 2014 (the “Form 10-Q”), solely for the purpose of re-filing Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in order to correct typographical errors in the losses and loss expenses and reserve table amounts included in the discussion of the Company’s reserve for losses and loss expenses.

No other changes have been made to the Form 10-Q. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

Losses and loss expenses for the three and six months ended June 30, 2014 are summarized as follows:

	Incurred related to:
Three Months Ended			Total incurred
June 30, 2014	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$113,873	$(2,188)	$111,685
Casualty and other specialty	37,809	(11,350)	26,459
Professional lines	16,504	(3,991)	12,513
Property	3,429	(4,519)	(1,090)

Total Insurance	171,615	(22,048)	149,567

Reinsurance:
Catastrophe	23,620	(7,713)	15,907
Property	43,629	(9,502)	34,127
Casualty	28,457	(2,821)	25,636
Professional lines	20,965	(2,551)	18,414
Specialty	25,111	(9,566)	15,545

Total Reinsurance	141,782	(32,153)	109,629

Totals	$313,397	$(54,201)	$259,196

	Incurred related to:
Six Months Ended			Total incurred
June 30, 2014	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$164,229	$(4,328)	$159,901
Casualty and other specialty	63,752	(18,066)	45,686
Professional lines	34,544	(5,119)	29,425
Property	9,271	(6,183)	3,088

Total Insurance	271,796	(33,696)	238,100

Reinsurance:
Catastrophe	39,428	(15,474)	23,954
Property	88,200	(24,259)	63,941
Casualty	57,124	(5,572)	51,552
Professional lines	40,930	(4,580)	36,350
Specialty	43,127	(20,932)	22,195

Total Reinsurance	268,809	(70,817)	197,992

Totals	$540,605	$(104,513)	$436,092

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

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at June 30, 2014:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$213,720	$121,452	$335,172
Casualty and other specialty	349,230	945,689	1,294,919
Professional lines	96,271	385,270	481,541
Property	18,138	14,151	32,289

Total Insurance	677,359	1,466,562	2,143,921

Reinsurance:
Catastrophe	151,530	95,279	246,809
Property	183,619	115,282	298,901
Casualty	252,827	549,794	802,621
Professional lines	62,612	174,159	236,771
Specialty	88,683	145,687	234,370

Total Reinsurance	739,271	1,080,201	1,819,472

Totals	$1,416,630	$2,546,763	$3,963,393

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2013:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$257,939	$84,429	$342,368
Casualty and other specialty	316,170	960,130	1,276,300
Professional lines	110,880	390,875	501,755
Property	23,410	15,057	38,467

Total Insurance	708,399	1,450,491	2,158,890

Reinsurance:
Catastrophe	167,152	98,474	265,626
Property	196,715	127,083	323,798
Casualty	244,300	554,289	798,589
Professional lines	65,353	149,882	215,235
Specialty	96,801	143,320	240,121

Total Reinsurance	770,321	1,073,048	1,843,369

Totals	$1,478,720	$2,523,539	$4,002,259

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

EXHIBIT A

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

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	August 12, 2014	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	August 12, 2014	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)