Form 10-Q
period 2014-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2014-11-07
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended September 30, 2014,
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of November 3, 2014
Ordinary Shares - $1.00 par value	44,757,803

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,820,169 and $4,802,580 at September 30, 2014 and December 31, 2013, respectively)	$4,871,420	$4,823,964
Short-term investments, available for sale at fair value (amortized cost: $11,843 and $35,029 at September 30, 2014 and December 31, 2013, respectively)	11,844	35,028
Equity securities, available for sale at fair value (cost: $239,487 and $227,828 at September 30, 2014 and December 31, 2013, respectively)	267,728	252,466
Other investments	658,678	617,478
Total investments	5,809,670	5,728,936
Cash and cash equivalents	805,716	845,851
Premiums receivable, net	1,452,228	669,198
Insurance and reinsurance balances receivable	123,432	127,722
Deferred acquisition costs	246,437	186,027
Prepaid reinsurance premiums	414,013	187,209
Reinsurance recoverable on unpaid losses	566,329	593,755
Reinsurance recoverable on paid losses	165,592	164,220
Accrued investment income	23,652	24,104
Goodwill and intangible assets	160,560	165,378
Deferred tax asset	53,403	51,703
Net receivable on sales of investments	84,699	54,910
Other assets	240,087	179,109
Total assets	$10,145,818	$8,978,122
LIABILITIES
Reserve for losses and loss expenses	$3,897,483	$4,002,259
Reserve for unearned premiums	1,552,168	1,018,851
Deposit liabilities	17,521	19,458
Reinsurance balances payable	482,093	181,061
Debt	527,732	527,478
Net payable on purchases of investments	238,038	129,047
Other liabilities	310,329	213,419
Total liabilities	7,025,364	6,091,573
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2013 - $430,000)	17,200	17,200
Common shares
Ordinary - 44,751,174 issued and outstanding (2013 - 44,368,742)	44,751	44,369
Additional paid-in capital	590,330	569,116
Accumulated other comprehensive income	81,299	62,731
Retained earnings	2,386,874	2,193,133
Total shareholders' equity	3,120,454	2,886,549
Total liabilities and shareholders' equity	$10,145,818	$8,978,122
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Revenues
Gross premiums written	$626,110	$544,363	$2,473,050	$2,294,435
Ceded premiums written	(236,004)	(149,030)	(772,812)	(525,566)
Net premiums written	390,106	395,333	1,700,238	1,768,869
Change in unearned premiums	124,789	158,212	(307,539)	(251,872)
Net premiums earned	514,895	553,545	1,392,699	1,516,997
Net investment income	25,357	38,097	105,649	119,870
Net realized and unrealized investment gains (losses)	9,788	(6,640)	18,071	9,967
Total other-than-temporary impairment losses	(102)	(190)	(411)	(1,575)
Portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net impairment losses recognized in earnings	(102)	(190)	(411)	(1,575)
Other underwriting income (loss)	2,123	(943)	(3,939)	694
Total revenues	552,061	583,869	1,512,069	1,645,953
Expenses
Net losses and loss expenses	290,269	339,036	726,361	917,064
Acquisition expenses	93,392	78,775	244,150	222,279
General and administrative expenses	80,915	67,470	240,576	215,307
Amortization of intangibles	1,623	1,652	4,863	5,378
Net foreign exchange losses	783	2,201	4,066	8,496
Interest expense	13,127	9,048	31,910	27,138
Total expenses	480,109	498,182	1,251,926	1,395,662
Income before income taxes	71,952	85,687	260,143	250,291
Income tax benefit (expense)	4,282	(2,271)	3,734	(5,557)
Net income	76,234	83,416	263,877	244,734
Preferred dividends	(8,188)	(8,188)	(24,564)	(24,564)
Net income available to common and participating common shareholders	$68,046	$75,228	$239,313	$220,170
Comprehensive income
Net income	$76,234	$83,416	$263,877	$244,734
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income taxes of ($3,358) and $8,582 for the nine months ended September 30, 2014 and 2013, respectively)	(34,357)	29,079	26,682	(82,016)
Foreign currency translation adjustments	(20,404)	8,918	(8,181)	(1,057)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	67	67
Other comprehensive (loss) income	(54,739)	38,019	18,568	(83,006)
Comprehensive income	$21,495	$121,435	$282,445	$161,728
Per share data
Basic earnings per common share	$1.52	$1.70	$5.36	$5.04
Diluted earnings per common share	$1.52	$1.70	$5.36	$5.04
Dividend per common share	$0.34	$0.32	$1.02	$0.96
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Preferred shares
Balance, beginning and end of period	$17,200	$17,200
Common shares
Balance, beginning of period	44,369	43,116
Issuance of common shares, net of forfeitures	382	1,452
Repurchase of common shares	—	(318)
Balance, end of period	44,751	44,250
Additional paid-in capital
Balance, beginning of period	569,116	527,915
Issuance of common shares, net of forfeitures	1,270	29,961
Repurchase of common shares and share equivalents	—	(14,266)
Settlement of equity awards	(4,039)	(2,975)
Stock-based compensation expense	23,983	19,569
Balance, end of period	590,330	560,204
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	18,636	12,676
Foreign currency translation adjustments	(8,181)	(1,057)
Balance, end of period	10,455	11,619
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	45,950	141,731
Net unrealized holding gains (losses) arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	26,682	(82,016)
Balance, end of period	72,632	59,715
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,855)	(1,944)
Net change from current period hedging transactions, net of reclassification adjustment	67	67
Balance, end of period	(1,788)	(1,877)
Total accumulated other comprehensive income	81,299	69,457
Retained earnings
Balance, beginning of period	2,193,133	1,969,903
Net income	263,877	244,734
Dividends on preferred shares	(24,564)	(24,564)
Dividends on common shares	(45,572)	(42,174)
Balance, end of period	2,386,874	2,147,899
Total shareholders’ equity	$3,120,454	$2,839,010
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash flows provided by (used in) operating activities
Net income	$263,877	$244,734
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	34,128	39,933
Amortization of other intangibles and depreciation	20,593	15,131
Net realized and unrealized investment gains	(18,071)	(9,967)
Net impairment losses recognized in earnings	411	1,575
Deferred taxes	(5,058)	1,935
Stock-based compensation expense	23,983	19,569
Equity in earnings of other investments	(22,542)	(43,083)
Premiums receivable, net	(783,030)	(404,275)
Insurance and reinsurance balances receivable	4,290	(18,114)
Deferred acquisition costs	(60,410)	(28,796)
Prepaid reinsurance premiums	(226,804)	(96,797)
Reinsurance recoverable on unpaid losses	27,426	178,703
Reinsurance recoverable on paid losses	(1,372)	(345,141)
Accrued investment income	452	5,383
Other assets	(152)	(6,875)
Reserve for losses and loss expenses	(104,776)	(188,774)
Reserve for unearned premiums	533,317	349,443
Deposit liabilities	(1,937)	(4,643)
Reinsurance balances payable	301,032	236,205
Other liabilities	66,815	37,280
Net cash flows provided by (used in) operating activities	52,172	(16,574)
Cash flows provided by (used in) investing activities
Proceeds from sales of available for sale investments	2,658,866	2,382,068
Proceeds from maturities and calls on available for sale investments	467,374	542,059
Proceeds from the redemption of other investments	34,072	28,485
Purchases of available for sale investments	(3,085,817)	(3,094,718)
Purchases of other investments	(52,731)	(62,012)
Net settlements of other assets	14,836	(38,223)
Purchases of fixed assets	(34,038)	(10,768)
Net cash paid for subsidiary acquisition	(45)	(378)
Net cash flows provided by (used in) investing activities	2,517	(253,487)
Cash flows used in financing activities
Issuance of common shares, net of forfeitures	1,480	31,289
Repurchase of common shares	—	(14,584)
Settlement of equity awards	(4,039)	(2,975)
Loan facility costs paid	(4,750)	—
Proceeds from issuance of debt	591	640
Repayments and repurchases of debt	(499)	(624)
Dividends on preferred shares	(24,564)	(24,564)
Dividends on common shares	(45,548)	(42,174)
Net cash flows used in financing activities	(77,329)	(52,992)
Effect of exchange rate changes on cash and cash equivalents	(17,495)	(10,967)
Net decrease in cash and cash equivalents	(40,135)	(334,020)
Cash and cash equivalents, beginning of period	845,851	1,124,019
Cash and cash equivalents, end of period	$805,716	$789,999
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

2.	Summary of significant accounting policies
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
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

3.	Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Available for sale investments	$29,959	$27,889	$91,905	$86,036
Other investments	(1,785)	13,244	22,542	43,083
Cash and cash equivalents	581	752	1,878	2,043
	$28,755	$41,885	$116,325	$131,162
Investment expenses	(3,398)	(3,788)	(10,676)	(11,292)
Net investment income	$25,357	$38,097	$105,649	$119,870
The following table summarizes the composition of the investment portfolio by investment type at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$4,871,420	75.4%	$4,823,964	74.2%
Cash and cash equivalents (1)	652,377	10.1%	771,714	11.9%
Other investments (2)	658,678	10.2%	617,478	9.5%
Short-term investments	11,844	0.2%	35,028	0.5%
Equity securities	267,728	4.1%	252,466	3.9%
Total	$6,462,047	100.0%	$6,500,650	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.

(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at September 30, 2014 and December 31, 2013. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	September 30, 2014		December 31, 2013
Ratings (1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$514,672	10.5%	$769,343	15.8%
AAA / Aaa	1,153,558	23.7%	972,820	20.0%
AA / Aa	1,738,964	35.7%	1,771,156	36.5%
A / A	952,894	19.5%	895,549	18.4%
BBB	407,093	8.3%	363,722	7.5%
Below BBB	94,824	1.9%	66,791	1.4%
Not rated	21,259	0.4%	19,611	0.4%
Total	$4,883,264	100.0%	$4,858,992	100.0%

(1)
The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor's Financial Services LLC ("Standard & Poor's"). If a rating is not supplied by Standard & Poor's, the equivalent rating supplied by Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc., or DBRS, Inc. is used.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of September 30, 2014 and December 31, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$128,535	$129,382	$144,814	$145,653
Due after one year through five years	1,575,875	1,583,414	1,808,001	1,815,240
Due after five years through ten years	339,764	341,993	290,391	288,486
Due after ten years	33,034	35,474	26,344	26,937
Residential mortgage-backed securities	1,185,911	1,203,322	1,192,085	1,187,191
Commercial mortgage-backed securities	948,460	965,696	932,263	947,677
Collateralized loan and debt obligations	205,465	207,214	92,519	94,552
Asset-backed securities	414,968	416,769	351,192	353,256
Total	$4,832,012	$4,883,264	$4,837,609	$4,858,992

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, and equity long/short strategies (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments.” At September 30, 2014 and December 31, 2013, the Company had invested, net of capital returned, a total of $462.1 million and $440.9 million, respectively, in other investments. At September 30, 2014 and December 31, 2013, the carrying value of other investments was $658.7 million and $617.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of September 30, 2014 and December 31, 2013:

September 30, 2014	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$431,278	$—	$38,900
Private investment funds	68,433	64,473	68,433
Total alternative funds	499,711	64,473	107,333
Specialty funds
High yield loan funds	112,892	—	—
Convertible debt funds	46,075	—	—
Total specialty funds	158,967	—	—
Total other investments	$658,678	$64,473	$107,333

December 31, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption in 2014
Alternative funds
Hedge funds	$401,438	$—	$47,406
Private investment funds	59,703	57,997	59,703
Total alternative funds	461,141	57,997	107,109
Specialty funds
High yield loan funds	111,254	—	—
Convertible debt funds	45,083	—	—
Total specialty funds	156,337	—	—
Total other investments	$617,478	$57,997	$107,109
Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 91.0% of the hedge fund portfolio, with the remainder over the following two years.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
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
Net Realized and Unrealized Investment Gains (Losses)
Realized and unrealized investment gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized investment gains (losses) and the change in the fair value of investment-related derivative financial instruments for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains on investment sales	$10,683	$6,180	$28,317	$30,191
Gross realized losses on investment sales	(1,475)	(13,178)	(12,778)	(19,924)
Change in fair value of derivative financial instruments (1)	580	358	2,532	(300)
Net realized and unrealized investment gains (losses)	$9,788	$(6,640)	$18,071	$9,967

(1)	For additional information on the Company’s derivative financial instruments, see Note 7.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Unrealized Gains and Losses and Other-Than-Temporary Impairments
The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at September 30, 2014 and December 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
September 30, 2014
Fixed maturity investments
U.S. government and agencies securities	$512,199	$5,450	$(2,977)	$514,672	$—
U.S. state and municipal securities	31,437	207	(157)	31,487	—
Foreign government securities	204,033	2,033	(373)	205,693	—
Government guaranteed corporate securities	45,577	624	—	46,201	—
Corporate securities	1,272,119	13,037	(4,790)	1,280,366	—
Residential mortgage-backed securities	1,185,911	21,984	(4,573)	1,203,322	(3,319)
Commercial mortgage-backed securities	948,460	20,763	(3,527)	965,696	(5)
Collateralized loan and debt obligations (1)	205,465	1,974	(225)	207,214	—
Asset-backed securities	414,968	2,333	(532)	416,769	—
Total fixed maturity investments	$4,820,169	$68,405	$(17,154)	$4,871,420	$(3,324)
Short-term investments	11,843	1	—	11,844	—
Total fixed income investments	$4,832,012	$68,406	$(17,154)	$4,883,264	$(3,324)
Equity securities
Equity investments	$157,924	$26,471	$(1,881)	$182,514	$—
Emerging market debt funds	60,250	1,612	—	61,862	—
Preferred equity investments	12,283	2,071	(37)	14,317	—
Short-term fixed income fund	9,030	6	(1)	9,035	—
Total equity securities	$239,487	$30,160	$(1,919)	$267,728	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $10.7 million.

(2)
Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At September 30, 2014, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was nil.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
December 31, 2013
Fixed maturity investments
U.S. government and agencies securities	$771,227	$5,735	$(7,619)	$769,343	$—
U.S. state and municipal securities	27,138	111	(395)	26,854	—
Foreign government securities	183,650	1,003	(2,006)	182,647	—
Government guaranteed corporate securities	34,921	274	(50)	35,145	—
Corporate securities	1,217,585	16,225	(6,511)	1,227,299	—
Residential mortgage-backed securities	1,192,085	17,005	(21,899)	1,187,191	(4,257)
Commercial mortgage-backed securities	932,263	23,423	(8,009)	947,677	(47)
Collateralized loan and debt obligations (1)	92,519	2,233	(200)	94,552	—
Asset-backed securities	351,192	2,919	(855)	353,256	(163)
Total fixed maturity investments	$4,802,580	$68,928	$(47,544)	$4,823,964	$(4,467)
Short-term investments	35,029	1	(2)	35,028	—
Total fixed income investments	$4,837,609	$68,929	$(47,546)	$4,858,992	$(4,467)
Equity securities
Equity investments	$152,525	$24,139	$(1,995)	$174,669	$—
Emerging market debt funds	60,250	594	—	60,844	—
Preferred equity investments	6,325	1,977	(79)	8,223	—
Short-term fixed income funds	8,728	2	—	8,730	—
Total equity securities	$227,828	$26,712	$(2,074)	$252,466	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $18.7 million.

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

3.	Investments, cont'd.
The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
September 30, 2014
Fixed maturity investments
U.S. government and agencies securities	$(559)	$95,967	$(2,418)	$95,856	$(2,977)	$191,823
U.S. state and municipal securities	(78)	7,261	(79)	6,835	(157)	14,096
Foreign government securities	(204)	43,104	(169)	23,314	(373)	66,418
Corporate securities	(3,026)	432,053	(1,764)	97,104	(4,790)	529,157
Residential mortgage-backed securities	(593)	168,976	(3,980)	152,520	(4,573)	321,496
Commercial mortgage-backed securities	(1,186)	200,660	(2,341)	93,769	(3,527)	294,429
Collateralized loan and debt obligations	(174)	95,995	(51)	1,467	(225)	97,462
Asset-backed securities	(264)	156,553	(268)	29,991	(532)	186,544
Total fixed income investments	$(6,084)	$1,200,569	$(11,070)	$500,856	$(17,154)	$1,701,425
Equity securities
Equity investments	$(1,861)	$40,720	$(20)	$141	$(1,881)	$40,861
Preferred equity investments	(37)	5,676	—	—	(37)	5,676
Short-term fixed income fund	(1)	2,899	—	—	(1)	2,899
Total equity securities	$(1,899)	$49,295	$(20)	$141	$(1,919)	$49,436
As of September 30, 2014, 752 available for sale securities were in an unrealized loss position aggregating $19.1 million. Of those, 222 securities with aggregated unrealized losses of $11.1 million had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

	Less than 12 months		12 months or greater		Total
	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value
December 31, 2013
Fixed maturity investments
U.S. government and agencies securities	$(7,359)	$382,593	$(260)	$6,050	$(7,619)	$388,643
U.S. state and municipal securities	(395)	20,452	—	—	(395)	20,452
Foreign government securities	(1,981)	139,503	(25)	5,261	(2,006)	144,764
Government guaranteed corporate securities	(50)	13,326	—	—	(50)	13,326
Corporate securities	(5,959)	478,287	(552)	28,690	(6,511)	506,977
Residential mortgage-backed securities	(17,542)	514,702	(4,357)	102,446	(21,899)	617,148
Commercial mortgage-backed securities	(7,681)	384,548	(328)	16,804	(8,009)	401,352
Collateralized loan and debt obligations	(48)	20,733	(152)	2,379	(200)	23,112
Asset-backed securities	(703)	157,172	(152)	7,011	(855)	164,183
Total fixed maturity investments	$(41,718)	$2,111,316	$(5,826)	$168,641	$(47,544)	$2,279,957
Short-term investments	(2)	2,468	—	—	(2)	2,468
Total fixed income investments	$(41,720)	$2,113,784	$(5,826)	$168,641	$(47,546)	$2,282,425
Equity securities
Equity investments	$(1,995)	$36,751	$—	$—	$(1,995)	$36,751
Preferred equity investments	(79)	2,987	—	—	(79)	2,987
Total equity securities	$(2,074)	$39,738	$—	$—	$(2,074)	$39,738

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2013.
As of December 31, 2013, 880 available for sale securities were in an unrealized loss position aggregating $49.6 million. Of those, 71 securities with aggregated unrealized losses of $5.8 million had been in a continuous unrealized loss position for twelve months or greater.
The analysis of OTTI for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total other-than-temporary impairment losses	$(102)	$(190)	$(411)	$(1,575)
Portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net impairment losses recognized in earnings	$(102)	$(190)	$(411)	$(1,575)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Of the $0.1 million (2013: $0.2 million) of OTTI losses recognized by the Company in the third quarter of 2014, the majority was related to equity investments that had been at a loss for over a year. The decrease in gross unrealized losses on the Company’s fixed income investments at September 30, 2014 compared to December 31, 2013 was primarily due to a decrease in longer term interest rates during the period. At September 30, 2014, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery; therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at September 30, 2014.
The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$(1,441)	$(1,769)	$(1,553)	$(2,000)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	579	113	691	344
Ending balance	$(862)	$(1,656)	$(862)	$(1,656)
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
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of September 30, 2014. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

4.	Fair value measurement, cont'd.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at September 30, 2014.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at September 30, 2014:

	Fair Value Measurements at September 30, 2014
	Total at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$514,672	$—	$514,672	$—
U.S. state and municipal securities	31,487	—	31,487	—
Foreign government securities	205,693	—	205,693	—
Government guaranteed corporate securities	46,201	—	46,201	—
Corporate securities	1,280,366	—	1,279,666	700
Residential mortgage-backed securities	1,203,322	—	1,203,294	28
Commercial mortgage-backed securities	965,696	—	962,868	2,828
Collateralized loan and debt obligations	207,214	—	206,574	640
Asset-backed securities	416,769	—	413,772	2,997
Total fixed maturity investments	$4,871,420	$—	$4,864,227	$7,193
Equity securities
Equity investments	182,514	123,283	59,231	—
Emerging market debt funds	61,862	—	61,862	—
Preferred equity investments	14,317	—	14,317	—
Short-term fixed income fund	9,035	9,035	—	—
Total equity securities	$267,728	$132,318	$135,410	$—
Short-term investments	11,844	—	11,844	—
Other investments	658,678	—	—	658,678
Other assets (see Note 7)	147,488	—	132,666	14,822
Total assets	$5,957,158	$132,318	$5,144,147	$680,693
Liabilities
Other liabilities (see Note 7)	$95,704	$—	$79,788	$15,916
Debt	615,568	—	615,568	—
Total liabilities	$711,272	$—	$695,356	$15,916
During the three months ended September 30, 2014, $2.2 million of commercial mortgage-backed securities were transferred into Level 3 as no observable inputs were available, and $5.0 million of primarily residential mortgage-backed securities and collateralized loan and debt obligations were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.
During the nine months ended September 30, 2014, $7.2 million of primarily commercial and residential mortgage-backed securities were transferred into Level 3 as no observable inputs were available, and $6.8 million of primarily commercial and residential mortgage-backed securities and collateralized loan and debt obligations were transferred out of Level 3 as market activity for these securities increased and observable inputs became available. During the three and nine months ended September 30, 2014, $6.6 million of U.S. government and agencies securities were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2013:

	Fair Value Measurements at December 31, 2013
	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$769,343	$20,248	$749,095	$—
U.S. state and municipal securities	26,854	—	26,854	—
Foreign government securities	182,647	—	182,647	—
Government guaranteed corporate securities	35,145	—	35,145	—
Corporate securities	1,227,299	—	1,226,553	746
Residential mortgage-backed securities	1,187,191	—	1,186,943	248
Commercial mortgage-backed securities	947,677	—	946,794	883
Collateralized loan and debt obligations	94,552	—	92,095	2,457
Asset-backed securities	353,256	—	350,262	2,994
Total fixed maturity investments	$4,823,964	$20,248	$4,796,388	$7,328
Equity securities
Equity investments	174,669	117,776	56,893	—
Emerging market debt funds	60,844	—	60,844	—
Preferred equity investments	8,223	—	8,223	—
Short-term fixed income fund	8,730	8,730	—	—
Total equity securities	$252,466	$126,506	$125,960	$—
Short-term investments	35,028	—	35,028	—
Other investments	617,478	—	—	617,478
Other assets (see Note 7)	108,272	—	94,234	14,038
Total assets	$5,837,208	$146,754	$5,051,610	$638,844
Liabilities
Other liabilities (see Note 7)	$49,452	$—	$29,883	$19,569
Debt	575,115	—	575,115	—
Total liabilities	$624,567	$—	$604,998	$19,569
Level 3 assets represented 11.4% and 10.9% of the Company’s total available for sale investments, other investments and derivative instruments at September 30, 2014 and December 31, 2013, respectively. Level 3 securities are primarily comprised of non-agency commercial mortgage-backed securities, asset-backed securities, investments in alternative and specialty funds, and weather derivatives. The NAV used to measure the fair value of the Company’s other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company’s valuation techniques for the nine months ended September 30, 2014.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value at September 30, 2014 include assets of $14.8 million (2013 - $14.0 million) and liabilities of $15.9 million (2013 - $19.6 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company’s weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
Observable and unobservable inputs to these valuation techniques vary by contract requirements and commodity type, are validated using market-based or independently sourced parameters where applicable and may include the following:
•Observable inputs: contract price, notional, option strike, term to expiry, interest rate, contractual limits;
•Unobservable inputs: correlation; and
•Both observable and unobservable: forward commodity price, forward weather curve.
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
Changes in any or all of the unobservable inputs listed above may contribute positively or negatively to the overall portfolio fair value depending upon the underlying position. In general, movements in weather curves are the largest contributing factor that impacts fair value.
Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative liabilities classified in Level 3 that are measured at fair value on a recurring basis at September 30, 2014:

	September 30, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation and commodity curve)
Net weather and energy related derivative liabilities	$(1,094)	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$400	$2,500	Actual
			Commodity curve	$28.50	$122.20	Actual
There were no impairment losses on Level 3 securities recognized in earnings for the three and nine months ended September 30, 2014 or 2013.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$9,515	$648,642	$10,992	$669,149	$(10,284)
Total equity income and realized gains included in earnings	9	10,913	—	10,922	—
Total equity losses and losses included in earnings	(6)	(12,698)	—	(12,704)	—
Total income included in other underwriting income (loss)	—	—	3,180	3,180	4,794
Total loss included in other underwriting income (loss)	—	—	(5,235)	(5,235)	(3,719)
Change in unrealized gains included in other comprehensive (loss) income	245	—	—	245	—
Change in unrealized losses included in other comprehensive (loss) income	(104)	—	—	(104)	—
Purchases	842	26,190	1,501	28,533	(751)
Issues	—	—	7,331	7,331	(10,917)
Sales	(545)	(14,369)	—	(14,914)	—
Settlements	—	—	(2,947)	(2,947)	4,961
Transfers into Level 3	2,198	—	—	2,198	—
Transfers out of Level 3	(4,961)	—	—	(4,961)	—
Level 3, end of period	$7,193	$658,678	$14,822	$680,693	$(15,916)

	Three Months Ended September 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,546	$569,393	$—	$576,939	$—
Total equity income and realized gains included in earnings	56	19,108	—	19,164	—
Total equity losses and losses included in earnings	(15)	(5,864)	—	(5,879)	—
Total income included in other underwriting income (loss)	—	—	—	—	—
Total loss included in other underwriting income (loss)	—	—	—	—	—
Change in unrealized gains included in other comprehensive (loss) income	111	—	—	111	—
Change in unrealized losses included in other comprehensive (loss) income	(62)	—	—	(62)	—
Purchases	—	16,597	—	16,597	—
Sales	(1,879)	(5,078)	—	(6,957)	—
Transfers in to Level 3	7,903	—	—	7,903	—
Transfers out of Level 3	(1,202)	—	—	(1,202)	—
Level 3, end of period	$12,458	$594,156	$—	$606,614	$—

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,328	$617,478	$14,038	$638,844	$(19,569)
Total equity income and realized gains included in earnings	62	46,385	—	46,447	—
Total equity losses and losses included in earnings	(32)	(23,844)	—	(23,876)	—
Total income included in other underwriting income (loss)	—	—	18,396	18,396	24,842
Total loss included in other underwriting income (loss)	—	—	(23,845)	(23,845)	(20,672)
Change in unrealized gains included in other comprehensive (loss) income	445	—	—	445	—
Change in unrealized losses included in other comprehensive (loss) income	(255)	—	—	(255)	—
Purchases	842	52,731	1,501	55,074	(751)
Issues	—	—	10,912	10,912	(18,080)
Sales	(1,585)	(34,072)	—	(35,657)	—
Settlements	—	—	(6,180)	(6,180)	18,314
Transfers in to Level 3	7,201	—	—	7,201	—
Transfers out of Level 3	(6,813)	—	—	(6,813)	—
Level 3, end of period	$7,193	$658,678	$14,822	$680,693	$(15,916)

	Nine Months Ended September 30, 2013
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,497	$517,546	$882	$526,925	$(1,922)
Total equity income and realized gains included in earnings	104	61,010	—	61,114	—
Total equity losses and losses included in earnings	(17)	(17,927)	—	(17,944)	—
Total income included in other underwriting income (loss)	—	—	—	—	2,354
Total loss included in other underwriting income (loss)	—	—	(1,182)	(1,182)	—
Change in unrealized gains included in other comprehensive income (loss)	438	—	—	438	—
Change in unrealized losses included in other comprehensive income (loss)	(270)	—	—	(270)	—
Purchases	—	62,011	—	62,011	—
Issues	—	—	300	300	(432)
Sales	(6,081)	(28,484)	—	(34,565)	—
Transfers in to Level 3	11,550	—	—	11,550	—
Transfers out of Level 3	(1,763)	—	—	(1,763)	—
Level 3, end of period	$12,458	$594,156	$—	$606,614	$—

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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income available to common and participating common shareholders	$68,046	$75,228	$239,313	$220,170
Less amount allocated to participating common shareholders(1)	(1,930)	(1,997)	(6,907)	(4,742)
Net income allocated to common shareholders	$66,116	$73,231	$232,406	$215,428
Denominator:
Weighted average shares - basic	43,464,790	43,099,841	43,332,461	42,719,837
Share equivalents:
Options	45,625	—	23,237	—
Restricted share units	—	298	94	594
Weighted average shares - diluted	43,510,415	43,100,139	43,355,792	42,720,431
Basic earnings per common share	$1.52	$1.70	$5.36	$5.04
Diluted earnings per common share	$1.52	$1.70	$5.36	$5.04

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company's equity compensation plan that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Earnings per share, cont'd.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.468750 per Series B preferred share on August 15, 2014 (2013 - Series A: $0.484375, Series B: $0.468750). The Series A and Series B preferred share dividends were paid on September 15, 2014 to shareholders of record on August 29, 2014. Endurance Holdings also declared a dividend of $0.34 per common share on August 15, 2014 (2013 - $0.32). The dividend was paid on September 30, 2014 to shareholders of record on September 15, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividends declared per Series A preferred share	$0.484375	$0.484375	$1.453125	$1.453125
Dividends declared per Series B preferred share	$0.468750	$0.468750	$1.406250	$1.406250
Dividends declared per common share	$0.34	$0.32	$1.02	$0.96

6.	Accumulated other comprehensive income
The following tables present the changes in accumulated other comprehensive income balances by component for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,810)	$106,989	$30,859	$136,038
Other comprehensive (loss) income before reclassifications	—	(25,100)	(20,404)	(45,504)
Amounts reclassified from accumulated other comprehensive income (1)	22	(9,257)	—	(9,235)
Net current period other comprehensive (loss) income	22	(34,357)	(20,404)	(54,739)
Ending balance	$(1,788)	$72,632	$10,455	$81,299
(1)All amounts are net of tax.

	For the Three Months Ended September 30, 2013
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,899)	30,636	$2,701	$31,438
Other comprehensive (loss) income before reclassifications	—	22,358	8,918	31,276
Amounts reclassified from accumulated other comprehensive income (1)	22	6,721	—	6,743
Net current period other comprehensive (loss) income	22	29,079	8,918	38,019
Ending balance	$(1,877)	$59,715	$11,619	$69,457
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the changes in accumulated other comprehensive income balances by component for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30, 2014
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,855)	$45,950	$18,636	$62,731
Other comprehensive (loss) income before reclassifications	—	41,895	(8,181)	33,714
Amounts reclassified from accumulated other comprehensive income (1)	67	(15,213)	—	(15,146)
Net current period other comprehensive (loss) income	67	26,682	(8,181)	18,568
Ending balance	$(1,788)	$72,632	$10,455	$81,299
(1)All amounts are net of tax.

	For the Nine Months Ended September 30, 2013
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive (loss) income before reclassifications	—	(74,001)	(1,057)	(75,058)
Amounts reclassified from accumulated other comprehensive income (1)	67	(8,015)	—	(7,948)
Net current period other comprehensive (loss) income	67	(82,016)	(1,057)	(83,006)
Ending balance	$(1,877)	$59,715	$11,619	$69,457
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the three months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized (gains) losses on available for sale securities	$(9,208)	Net realized and unrealized investment gains
	102	Net impairment losses recognized in earnings
	(9,106)	Total before income taxes
	195	Income tax expense
	$(8,911)	Total net of income taxes

Three Months Ended September 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized losses on available for sale securities	$6,999	Net realized and unrealized investment losses
	190	Net impairment losses recognized in earnings
	7,189	Total before income taxes
	(468)	Income tax benefit
	$6,721	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$67	Interest expense
	67	Total before income taxes
	—	Income tax expense
	$67	Total net of income taxes

Unrealized (gains) losses on available for sale securities	$(15,539)	Net realized and unrealized investment gains
	411	Net impairment losses recognized in earnings
	(15,128)	Total before income taxes
	(85)	Income tax benefit
	$(15,213)	Total net of income taxes

Nine Months Ended September 30, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$67	Interest expense
	67	Total before income taxes
	—	Income tax expense
	$67	Total net of income taxes

Unrealized (gains) losses on available for sale securities	$(10,267)	Net realized and unrealized investment gains
	1,575	Net impairment losses recognized in earnings
	(8,692)	Total before income taxes
	677	Income tax expense
	$(8,015)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives
The Company regularly transacts in certain derivative-based weather risk management products primarily to address weather and energy risks on behalf of third parties. The markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Generally, the Company’s current portfolio of such derivative contracts is of short duration and such contracts are predominantly seasonal in nature. The Company also invests a portion of its fixed maturity assets with third party investment managers with investment guidelines that permit the use of derivative instruments. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers.
The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized investment gains (losses), net foreign exchange losses and other underwriting income (loss) in the Condensed Consolidated Statements of Income and Comprehensive Income.
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

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at September 30, 2014 and December 31, 2013 are shown below.

	September 30, 2014		December 31, 2013
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$1,128	$40,923	$251	$19,269
Credit default swaps	11	1,785	—	—
Interest rate swaps	211	72,700	124	16,100
Interest rate swaptions	—	—	39	24,338
TBAs	131,316	127,255	93,820	93,840
Energy and weather contracts	14,822	79,846	14,038	53,986
Total recorded in other assets	$147,488		$108,272

Derivatives recorded in other liabilities
Foreign exchange forward contracts	$312	$23,641	$172	$15,861
Interest rate swaps	731	11,782	933	12,193
Interest rate swaptions	18	56,216	543	361,455
Interest rate futures	—	—	17	103,935
TBAs	78,727	76,000	28,218	28,000
Energy and weather contracts	15,916	115,574	19,569	66,113
Total recorded in other liabilities	$95,704		$49,452
Net derivative asset	$51,784		$58,820

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
At September 30, 2014, the Company’s derivative assets of $147.5 million (December 31, 2013 - $108.3 million) and liabilities of $95.7 million (December 31, 2013 - $49.4 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Interest rate futures are not subject to a master netting agreement. At September 30, 2014 and December 31, 2013, none of the Company’s derivative instruments were recorded on a net basis in the Condensed Consolidated Balance Sheets.
The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total included in net foreign exchange losses from foreign exchange forward contracts	$1,214	$(123)	$815	$207
Futures contracts	$—	$112	$136	$64
Credit default swaps	6	(68)	20	49
Interest rate swaps	384	(67)	(698)	(228)
Interest rate swaptions	(3)	392	425	291
TBAs	193	(11)	2,649	(476)
Total included in net realized and unrealized investment gains (losses)	$580	$358	$2,532	$(300)
Total included in other underwriting income (loss) from energy and weather contracts	$1,784	$—	$1,486	$1,172
Total gains from derivatives	$3,578	$235	$4,833	$1,079

8.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, share bonuses and other equity incentive awards to key employees.
No options were granted, expired, vested or exercised during the quarters ended September 30, 2014 and 2013. For the quarter ended September 30, 2014, compensation costs recognized in earnings for all options totaled $0.6 million (2013 - $1.0 million). At September 30, 2014, compensation costs not yet recognized related to unvested stock options was $3.2 million (2013 - $6.7 million).
No options were granted or expired during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, 800,000 options were granted with a weighted average grant date fair value of $10.2 million. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. No options expired during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, 15,000 (2013 - 24,501) options were exercised. During the nine months ended September 30, 2014, 160,000 (2013 - 160,000) options vested. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $0.3 million (2013 - $0.5 million). The Company received proceeds of $0.5 million (2013 - $0.6 million) from the exercise of options during the nine months ended September 30, 2014. The Company issued new ordinary shares in connection with the exercise of the above options. For the nine months ended September 30, 2014, compensation costs recognized in earnings for all options totaled $2.5 million (2013 - $3.5 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
During the quarter ended September 30, 2014, the Company granted an aggregate of 39,080 (2013 – 8,453) restricted shares with weighted average grant date fair values of $2.1 million (2013 - $0.4 million). During the quarter ended September 30, 2014, the aggregate fair value of restricted shares and restricted share units that vested was $0.2 million (2013 - $0.1 million). For the quarter ended September 30, 2014, compensation costs recognized in earnings for all restricted shares and restricted share units were $5.7 million (2013 - $2.6 million). At September 30, 2014, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $27.7 million (2013 - $31.6 million).
During the nine months ended September 30, 2014, the Company granted an aggregate of 472,497 (2013 – 1,079,108) restricted shares and restricted share units with weighted average grant date fair values of $24.8 million (2013 - $50.7 million). During the nine months ended September 30, 2014, the aggregate fair value of restricted shares and restricted share units that vested was $18.7 million (2013 - $17.0 million). For the nine months ended September 30, 2014, compensation costs recognized in earnings for all restricted shares and restricted share units were $21.5 million (2013 - $16.1 million).
The Company also has an Employee Share Purchase Plan under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended September 30, 2014, total expenses related to the Company’s Employee Share Purchase Plan were approximately $62,000 (2013- $42,000) and $172,000 (2013 - $124,000) for the nine months ended September 30, 2014.

9.	Segment reporting
The determination of the Company’s business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance, which are comprised of the following lines of business:
Insurance segment lines of business
•Agriculture
•Casualty and other specialty
•Professional lines
•Property
Reinsurance segment lines of business
•Catastrophe
•Property
•Casualty
•Professional lines
•Specialty
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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$420,343	$205,767	$626,110
Ceded premiums written	(222,704)	(13,300)	(236,004)
Net premiums written	197,639	192,467	390,106
Net premiums earned	253,583	261,312	514,895
Other underwriting income	—	2,123	2,123
	253,583	263,435	517,018
Expenses
Net losses and loss expenses	196,677	93,592	290,269
Acquisition expenses	20,170	73,222	93,392
General and administrative expenses	44,957	35,958	80,915
	261,804	202,772	464,576
Underwriting (loss) income	$(8,221)	$60,663	$52,442

Net loss ratio	77.5%	35.8%	56.4%
Acquisition expense ratio	8.0%	28.0%	18.1%
General and administrative expense ratio	17.7%	13.8%	15.7%
Combined ratio	103.2%	77.6%	90.2%

Reserve for losses and loss expenses	$2,134,985	$1,762,498	$3,897,483

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$344,819	$199,544	$544,363
Ceded premiums written	(120,481)	(28,549)	(149,030)
Net premiums written	224,338	170,995	395,333
Net premiums earned	291,477	262,068	553,545
Other underwriting loss	—	(943)	(943)
	291,477	261,125	552,602
Expenses
Net losses and loss expenses	228,409	110,627	339,036
Acquisition expenses	18,440	60,335	78,775
General and administrative expenses	35,641	31,829	67,470
	282,490	202,791	485,281
Underwriting income	$8,987	$58,334	$67,321

Net loss ratio	78.4%	42.3%	61.3%
Acquisition expense ratio	6.3%	23.0%	14.2%
General and administrative expense ratio	12.2%	12.1%	12.2%
Combined ratio	96.9%	77.4%	87.7%

Reserve for losses and loss expenses	$2,146,136	$1,905,966	$4,052,102
The following table reconciles total segment results to income before income taxes for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Total underwriting income	$52,442	$67,321
Net investment income	25,357	38,097
Net foreign exchange losses	(783)	(2,201)
Net realized and unrealized investment gains (losses)	9,788	(6,640)
Net impairment losses recognized in earnings	(102)	(190)
Amortization of intangibles	(1,623)	(1,652)
Interest expense	(13,127)	(9,048)
Income before income taxes	$71,952	$85,687

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended September 30, 2014 and 2013:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2014	2014	2013	2013
Insurance
Agriculture	$188,011	$103,536	$200,062	$120,617
Casualty and other specialty	144,706	58,390	95,862	72,431
Professional lines	62,631	20,216	34,221	20,972
Property	24,995	15,497	14,674	10,318
Total Insurance	420,343	197,639	344,819	224,338
Reinsurance
Catastrophe	47,173	41,157	38,676	12,551
Property	73,807	73,807	91,653	90,528
Casualty	23,409	23,409	27,649	27,648
Professional lines	21,520	21,520	25,670	25,670
Specialty	39,858	32,574	15,896	14,598
Total Reinsurance	205,767	192,467	199,544	170,995
Total	$626,110	$390,106	$544,363	$395,333
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,394,145	$1,078,905	$2,473,050
Ceded premiums written	(674,441)	(98,371)	(772,812)
Net premiums written	719,704	980,534	1,700,238
Net premiums earned	616,167	776,532	1,392,699
Other underwriting loss	—	(3,939)	(3,939)
	616,167	772,593	1,388,760
Expenses
Net losses and loss expenses	434,777	291,584	726,361
Acquisition expenses	47,559	196,591	244,150
General and administrative expenses	133,930	106,646	240,576
	616,266	594,821	1,211,087
Underwriting (loss) income	$(99)	$177,772	$177,673

Net loss ratio	70.6%	37.6%	52.2%
Acquisition expense ratio	7.7%	25.3%	17.5%
General and administrative expense ratio	21.7%	13.7%	17.3%
Combined ratio	100.0%	76.6%	87.0%

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
The following table reconciles total segment results to income before income taxes for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013
Total underwriting income	$177,673	$163,041
Net investment income	105,649	119,870
Net foreign exchange losses	(4,066)	(8,496)
Net realized and unrealized investment gains	18,071	9,967
Net impairment losses recognized in earnings	(411)	(1,575)
Amortization of intangibles	(4,863)	(5,378)
Interest expense	(31,910)	(27,138)
Income before income taxes	$260,143	$250,291

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2014 and 2013:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2014	2014	2013	2013
Insurance
Agriculture	$796,445	$431,007	$896,169	$546,284
Casualty and other specialty	366,329	189,876	239,943	179,065
Professional lines	176,061	64,632	93,481	62,963
Property	55,310	34,189	45,110	32,222
Total Insurance	1,394,145	719,704	1,274,703	820,534
Reinsurance
Catastrophe	332,193	243,531	341,973	281,990
Property	283,107	283,015	288,448	283,455
Casualty	139,266	137,669	211,458	210,030
Professional lines	131,256	131,256	50,505	50,505
Specialty	193,083	185,063	127,348	122,355
Total Reinsurance	1,078,905	980,534	1,019,732	948,335
Total	$2,473,050	$1,700,238	$2,294,435	$1,768,869

10.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at September 30, 2014 and December 31, 2013 amounted to $731.9 million and $758.0 million, respectively. At September 30, 2014, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor’s Corporation. At September 30, 2014 and December 31, 2013, the Company held collateral of $87.6 million and $14.2 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the nine months ended September 30, 2014 and 2013, respectively:

Broker	2014	2013
Marsh & McLennan Companies, Inc.	20.9%	15.0%
Aon Benfield	15.4%	18.5%
Willis Companies	14.2%	12.4%
Total of largest brokers	50.5%	45.9%
Letters of credit. As of September 30, 2014, the Company had issued letters of credit of $202.9 million (December 31, 2013 – $260.3 million) under its credit facility in favor of certain ceding companies to collateralize obligations.
On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement (“LOC Agreement”) and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of September 30, 2014, the Company had issued letters of credit of $1.4 million (December 31, 2013 - nil) under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
Agreement with Equity Investors. On June 2, 2014, the Company entered into an agreement (the “Agreement”) terminating a prior equity commitment letter, dated January 28, 2014. In connection with such termination, the Company extended to CVC Capital Partners Advisory (U.S.), Inc. (“CVC”) and certain permitted assignees of CVC (collectively, the “Equity Option Investors”) an equity investment option in the event that, on or prior to December 31, 2014, the Company enters into a definitive written agreement to acquire, or acquires, 95% or more of the issued and outstanding Aspen Insurance Holdings Limited (“Aspen”) ordinary shares (the “Equity Investment Option”). Pursuant to the Equity Investment Option, if exercised, the Equity Option Investors would purchase $250.0 million of newly issued Company ordinary shares at a price of $50.03 per ordinary share, as adjusted for any stock splits, stock dividends or combinations prior to the closing of the Equity Investment Option. The Equity Investment Option would be exercisable for the sixty (60) day period following the closing of the Company’s proposed acquisition of Aspen.
The Equity Option Investors would have certain preemptive rights with respect to future share issuances by the Company, and the purchased ordinary shares would be subject to lock-up restrictions that would limit the right of the Equity Option Investors to transfer the shares for 12 months following the exercise of the Equity Investment Option, subject to certain exceptions.
In addition to the purchase of Company ordinary shares, upon the closing of the Equity Investment Option, the Company would also grant the Equity Option Investors, on a pro rata basis, warrants to purchase a number of additional Company ordinary shares equal to 38.5% of the total number of Company ordinary shares acquired by the Equity Option Investors in connection with the Equity Investment Option, at an exercise price equal to $58.86 per share, as adjusted for any stock splits, stock dividends or combinations prior to the closing of the Equity Investment Option. The warrants would have a term of 10 years from the date of the closing of the Equity Investment Option.
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

10.	Commitments and contingencies, cont'd.
Investment commitments. As of September 30, 2014 and December 31, 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $130.1 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2014 and December 31, 2013, the Company had also pledged $237.9 million and $302.7 million of its cash and fixed maturity investments as required to meet collateral obligations for $202.9 million and $260.3 million, respectively, in letters of credit outstanding under its credit facility and LOC Agreement. In addition, as of September 30, 2014 and December 31, 2013, cash and fixed maturity investments with fair values of $273.1 million and $273.7 million were on deposit with U.S. state regulators, respectively.
The Company is subject to certain commitments with respect to other investments at September 30, 2014 and December 31, 2013. See Note 3.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2014 are as follows:

Twelve months ended September 30,	Amount
2015	$16,066
2016	13,527
2017	11,957
2018	11,465
2019	10,809
2020 and thereafter	36,377
$100,201
Total net lease expense under operating leases for the nine months ended September 30, 2014 was $11.6 million (2013 – $11.2 million).
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
On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). As of September 30, 2014, there were no borrowings under this facility and letters of credit outstanding under the Credit Facility were $202.9 million (December 31, 2013 – $260.3 million).
On June 25, 2014, the Company entered into the First Amendment (the “Amendment”) to the Credit Facility. The Amendment also amends the Security Agreement, dated as of April 19, 2012 (the “Security Agreement”), among the Company and various designated subsidiaries of the Company, Deutsche Bank Trust Company America, as collateral agent, and JPMorgan. The Amendment contained certain amendments to the Credit Facility and the Security Agreement applicable to the proposed acquisition of Aspen.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Debt, cont'd.
On June 2, 2014, the Company entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (the “Commitment Letter”). Pursuant to the Commitment Letter, Morgan Stanley Senior Funding, Inc., as lead arranger, committed to provide to the Company, subject to certain conditions, senior unsecured bank financing of up to $1.0 billion under an unsecured 364-day bridge facility (the “Bridge Facility”), which was to be used to finance a portion of the cash consideration to be paid in connection with the Company’s proposed acquisition of Aspen and related costs and expenses. Upon the termination by the Company of its offer to acquire Aspen on July 30, 2014, the Bridge Facility expired pursuant to its terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2014 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).
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

Consolidated Results of Operations – For the Three Months Ended September 30, 2014 and 2013
Results of operations for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013	Change (1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$626,110	$544,363	15.0%
Ceded premiums written	(236,004)	(149,030)	58.4%
Net premiums written	390,106	395,333	(1.3)%
Net premiums earned	514,895	553,545	(7.0)%
Net investment income	25,357	38,097	(33.4)%
Net realized and unrealized investment gains (losses)	9,788	(6,640)	NM	(2)
Net impairment losses recognized in earnings	(102)	(190)	(46.3)%
Other underwriting income (loss)	2,123	(943)	NM	(2)
Total revenues	552,061	583,869	(5.4)%
Expenses
Net losses and loss expenses	290,269	339,036	(14.4)%
Acquisition expenses	93,392	78,775	18.6%
General and administrative expenses	80,915	67,470	19.9%
Amortization of intangibles	1,623	1,652	(1.8)%
Net foreign exchange losses	783	2,201	(64.4)%
Interest expense	13,127	9,048	45.1%
Income tax (benefit) expense	(4,282)	2,271	NM	(2)
Net income	$76,234	$83,416	(8.6)%
Net loss ratio	56.4%	61.3%	(4.9)
Acquisition expense ratio	18.1%	14.2%	3.9
General and administrative expense ratio	15.7%	12.2%	3.5
Combined ratio	90.2%	87.7%	2.5

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended September 30, 2014 were $626.1 million, an increase of $81.7 million, or 15.0%, compared to the same period in 2013. Net premiums written in the three months ended September 30, 2014 were $390.1 million, a decrease of $5.2 million, or 1.3% compared to the same period in 2013. The increase in gross premiums written and the decrease in net premiums written was driven by the following factors:

•
An increase in gross premiums written in the casualty and other specialty, property and professional lines of business in the Insurance segment, including marine and energy, excess casualty and various professional liability coverages, as a result of the expansion of the Company’s Insurance underwriting personnel over the last twelve months;

•
An increase in gross premiums written in the catastrophe line of business in the Reinsurance segment due to increases in signed lines on renewed contracts and targeted new business, partially offset by non-renewal of contracts that no longer met profitability targets;

•
An increase in gross and net premiums written in the specialty line of business in the Reinsurance segment as a result of new trade credit, surety and international agriculture business, partially offset by non-renewals and reductions in signed lines of aviation business;

•	A decline in gross and net premiums written in the agriculture line of business in the Insurance segment due to declines in commodity prices on fall crops, partially offset by growth in policy counts;

•
A decline in gross and net premiums written in the property line of business in the Reinsurance segment due to non-renewal of business that no longer met profitability targets and increased ceding company retentions, partially offset by new business; and

•
An increase in ceded premiums written by the Company during the quarter ended September 30, 2014 as compared to the same period in 2013 in the Insurance segment. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to a whole account quota share treaty covering the entire Insurance segment’s book of business for 2014 and additional quota share covers or increases in coverage in 2014 for the healthcare, casualty and other specialty and professional lines. In the Reinsurance segment, ceded premium written declined compared to 2013 as greater levels of current year retrocessional protection was purchased in the catastrophe line of business in the first half of 2014 compared to 2013, when a greater amount retrocessional protection was purchased in the third quarter.

Net premiums earned for the three months ended September 30, 2014 were $514.9 million, a decrease of $38.7 million, or 7.0%, from the third quarter of 2013 due to the increase in ceded premiums written. The agriculture line of business in the Insurance segment primarily contributed to this decline as a result of lower gross premiums written due to commodity price declines as well as from additional expense incurred from the purchase of excess of loss reinsurance on this line of business.
Net Investment Income
The Company’s net investment income of $25.4 million decreased by 33.4%, or $12.7 million, for the quarter ended September 30, 2014 as compared to the same period in 2013. This decrease resulted primarily from a decrease in mark to market gains on other investments during the quarter ended September 30, 2014 partially offset by increased returns on the Company’s available for sale investments from September 30, 2013 to September 30, 2014. Net investment income during the third quarter of 2014 included net mark to market losses of $1.8 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $13.2 million in the third quarter of 2013. Net investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $2.1 million for the three months ended September 30, 2014 compared to the same period in 2013. Investment expenses, including investment management fees, for the three months ended September 30, 2014 were $3.4 million compared to $3.8 million for the same period in 2013.
The annualized net earned yield and total return of the investment portfolio for the three months ended September 30, 2014 and 2013 and the market yield and portfolio duration as of September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
Annualized net earned yield (1)	1.59%	2.43%
Total return on investment portfolio (2)	(0.39)%	1.32%
Market yield (3)	1.91%	1.85%
Portfolio duration (4)	2.77 years	3.10 years

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
During the third quarter of 2014, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 24 basis point range, with a high of 1.10% and a low of 0.86%. Trading activity in the Company’s portfolio during the third quarter included reductions in U.S. government and government agencies securities, corporate securities, foreign government bonds, residential mortgage-backed securities, equity securities, short-term investments, government and agency guaranteed corporate securities, commercial mortgage-backed securities, and municipal securities, and increased allocations to asset-backed securities, collateralized obligations and other investments. The duration of fixed income investments decreased to 2.77 years at September 30, 2014 from 3.11 years at December 31, 2013, primarily due to the decrease in longer term interest rates, which increased the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing a reduction of the average expected maturity of these securities.

Net Realized and Unrealized Investment Gains (Losses)
The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended September 30, 2014 were $598.1 million compared to $986.6 million during the same period a year ago. Net realized investment gains increased during the three months ended September 30, 2014 compared to the same period in 2013.
Gross realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$10,683	$6,180
Gross realized losses on investment sales	(1,475)	(13,178)
Change in fair value of derivative financial instruments	580	358
Net realized and unrealized investment gains (losses)	$9,788	$(6,640)
Net impairment losses recognized in earnings for the three months ended September 30, 2014 and 2013 were $0.1 million and $0.2 million, respectively.
Net Foreign Exchange Gains and Losses
For the three months ended September 30, 2014, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $0.8 million compared to a net foreign exchange loss of $2.2 million for the same period of 2013. The current period net foreign exchange loss resulted from a decrease in the value of net asset positions in other key currencies as the U.S. dollar strengthened generally in the period. In the prior year, the net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened against the British Sterling, the Euro and New Zealand dollar.
Net Losses and Loss Expenses
The Company’s net loss ratio for the three months ended September 30, 2014 decreased compared to the same period in 2013, principally as a result of lower incurred losses across all lines of business in the Insurance segment and the catastrophe, property, and casualty lines of business in the Reinsurance segment. Improvement in the net loss ratio was due to decreased catastrophe losses compared to the prior year, and the strategic re-underwriting and re-balancing of the Company’s underwriting portfolios, driven in part by the impact of underwriting teams added in the past year. This improvement was partially offset by increased expenditures for excess of loss reinsurance protection in our agriculture line of business in the Insurance segment without any expected recoveries, lower earned premiums and shifts in the Reinsurance segment business written to lines with higher associated initial loss ratios.
Favorable prior year loss reserve development was $60.5 million for the third quarter of 2014 compared to $48.1 million during the same period in 2013. In the third quarter of 2014, prior year loss reserves emerged favorably across all lines of business of the Insurance and Reinsurance segments. In the Insurance segment, favorable reserve development in the third quarter of 2014 was higher than the third quarter of 2013 primarily in the casualty and other specialty line of business due to lower than expected claims reported and favorable case reserve development. Favorable reserve development in the Reinsurance segment was slightly lower than in 2013, with increased favorable reserve development in the catastrophe, casualty, and specialty lines of business, offset by decreased favorable reserve development in the property and professional lines of business.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the three months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
	Other loss events in 2014	$12.2	July 2013	Hailstorms in Germany	$24.3
				Other loss events in 2013	(6.2)
		$12.2			$18.1
For the three months ended September 30, 2014, natural catastrophe related losses added 2.4 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 3.7 percentage points in the same period in 2013.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended September 30, 2014 was higher than the same period in 2013 primarily due to growth in net earned premiums in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the agriculture insurance and catastrophe reinsurance lines of business, which incur a lower than average acquisition expense rate.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the third quarter of 2014 increased by 3.5 percentage points compared to the same period in 2013 due to an increase in performance based annual incentive compensation costs associated with improved year to date corporate results, and $2.3 million related to the potential acquisition of Aspen Insurance Holdings Limited (“Aspen”). This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance. At September 30, 2014, the Company had a total of 979 employees compared to 913 employees at September 30, 2013.
Income Tax (Benefit) Expense
The Company recorded a tax benefit for the quarter ended September 30, 2014 of $4.3 million compared to a tax expense of $2.3 million for the quarter ended September 30, 2013. The increase in tax benefit in 2014 resulted from losses recorded at the Company’s United States taxable jurisdictions, partially offset by an increase in the valuation allowance against the Company’s deferred tax assets.
Net Income
The Company generated net income of $76.2 million in the three months ended September 30, 2014 compared to net income of $83.4 million in the same period of 2013 primarily due to reductions in net premiums earned and higher acquisition and general administrative expenses in the current period compared to 2013, partially offset by a reduction in losses incurred during the current quarter and increased net realized and unrealized investment gains.

Consolidated Results of Operations – For the Nine Months Ended September 30, 2014 and 2013
Results of operations for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013	Change (1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,473,050	$2,294,435	7.8%
Ceded premiums written	(772,812)	(525,566)	47.0%
Net premiums written	1,700,238	1,768,869	(3.9)%
Net premiums earned	1,392,699	1,516,997	(8.2)%
Net investment income	105,649	119,870	(11.9)%
Net realized and unrealized investment gains	18,071	9,967	81.3%
Net impairment losses recognized in earnings	(411)	(1,575)	(73.9)%
Other underwriting (loss) income	(3,939)	694	NM	(2)
Total revenues	1,512,069	1,645,953	(8.1)%
Expenses
Losses and loss expenses	726,361	917,064	(20.8)%
Acquisition expenses	244,150	222,279	9.8%
General and administrative expenses	240,576	215,307	11.7%
Amortization of intangibles	4,863	5,378	(9.6)%
Net foreign exchange losses	4,066	8,496	(52.1)%
Interest expense	31,910	27,138	17.6%
Income tax (benefit) expense	(3,734)	5,557	NM	(2)
Net income	$263,877	$244,734	7.8%
Net loss ratio	52.2%	60.4%	(8.2)
Acquisition expense ratio	17.5%	14.7%	2.8
General and administrative expense ratio	17.3%	14.2%	3.1
Combined ratio	87.0%	89.3%	(2.3)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the nine months ended September 30, 2014 were $2,473.1 million, an increase of $178.6 million, or 7.8%, compared to the same period in 2013. Net premiums written in the nine months ended September 30, 2014 were $1,700.2 million, a decrease of $68.6 million, or 3.9%, compared to the same period in 2013. The increase in gross premiums written and the decrease in net premiums written was driven by the following factors:

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including marine and energy, excess casualty and various professional liability coverages, as a result of the expansion of the Company’s Insurance underwriting personnel over the last twelve months, partially offset by reductions in casualty business due to non-renewal of policies that no longer met profitability targets;

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment as a result of new trade credit, surety and international agriculture business written, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions in the aviation and space business;

•
An increase in gross premiums written in the professional line of business in the Reinsurance segment, due primarily to new business generated by underwriting teams that joined the Company in late 2013 and an extension of a significant contract, partially offset by non-renewal of contracts that no longer met profitability targets;

•
A decline in gross premiums written in the casualty line of business in the Reinsurance segment due to non-renewal of business that no longer met profitability targets and reduced participation on certain contracts where pricing was inadequate, partially offset by new business;

•
A decline in gross premiums written in the agriculture line of business in the Insurance segment due to declines in commodity prices on spring and fall crops, partially offset by growth in policy counts; and

•
An increase in ceded premiums written by the Company for the nine months ended September 30, 2014 as compared to the same period in 2013 across both the Insurance and Reinsurance segments. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to a new whole account quota share treaty covering the entire Insurance segment’s book of business for 2014. In addition, the Company purchased excess of loss reinsurance covering the Insurance segment’s agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of retrocessional protection within the catastrophe and specialty lines of business, including an aggregate all perils excess of loss treaty and increased proportional retrocession.

Net premiums earned for the nine months ended September 30, 2014 were $1,392.7 million, a decrease of $124.3 million, or 8.2%, from the nine months ended September 30, 2013 principally due to the increase in ceded premiums written.
Net Investment Income
The Company’s net investment income of $105.6 million decreased by 11.9%, or $14.2 million, for the nine months ended September 30, 2014 as compared to the same period in 2013. Net investment income during the first nine months of 2014 included net mark to market gains of $22.5 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $43.1 million in the first nine months of 2013. Net investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $5.9 million for the nine months ended September 30, 2014 compared to the same period in 2013. Investment expenses, including investment management fees, for the nine months ended September 30, 2014 were $10.7 million compared to $11.3 million for the same period in 2013.
The annualized net earned yield and total return on the investment portfolio for the nine months ended September 30, 2014 and 2013 and the market yield and portfolio duration as of September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Annualized net earned yield(1)	2.21%	2.52%
Total return on investment portfolio(2)	2.38%	0.68%
Market yield(3)	1.91%	1.85%
Portfolio duration(4)	2.77 years	3.10 years

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
During the nine months ended September 30, 2014, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 48 basis point range, with a high of 1.10% and a low of 0.62%. Trading activity in the Company’s portfolio for the nine months ended September 30, 2014 included reductions in U.S. government and government agencies securities and short-term investments, and increased allocations to collateralized obligations, corporate securities, asset-backed securities, foreign government bonds, equity securities, other investments, residential mortgage-backed securities, government and agency guaranteed corporate securities, commercial mortgage-backed securities and municipal securities.

Net Realized and Unrealized Investment Gains
The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the nine months ended September 30, 2014 were $2,658.9 million compared to $2,382.1 million during the same period a year ago. Net realized investment gains increased during the nine months ended September 30, 2014 compared to the same period in 2013.
Gross realized investment gains and losses and the change in the fair value of derivative financial instruments for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$28,317	$30,191
Gross realized losses on investment sales	(12,778)	(19,924)
Change in fair value of derivative financial instruments	2,532	(300)
Net realized and unrealized investment gains	$18,071	$9,967
Net impairment losses recognized in earnings for the nine months ended September 30, 2014 and 2013 were $0.4 million and $1.6 million, respectively.
Net Foreign Exchange Losses
For the nine months ended September 30, 2014, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $4.1 million compared to a net foreign exchange loss of $8.5 million for the same period in 2013. The current period net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened generally in the first half before strengthening against the major currencies in the third quarter. In the prior year, the net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar strengthened against the Japanese Yen and Australian dollar in the period.
Net Losses and Loss Expenses
The Company’s net loss ratio for the nine months ended September 30, 2014 decreased compared to the same period in 2013, principally as a result of lower incurred losses in the agriculture, casualty and other specialty and professional lines of business in the Insurance segment and the catastrophe, property and casualty lines of business in the Reinsurance segment. Improvement in the net loss ratio was due to a decrease in catastrophe losses compared to the prior year, and the strategic re-underwriting and re-balancing of the Company’s underwriting portfolios, driven in part by the impact of underwriting teams added during the past year. This improvement was partially offset by increased expenditures for excess of loss reinsurance protection in the agriculture line of business in the Insurance segment without any expected recoveries and lower earned premiums.
Favorable prior year loss reserve development was $165.0 million for the nine months ended September 30, 2014 as compared to $161.5 million for the same period in 2013. In the nine months ended September 30, 2014 and 2013, prior year loss reserves emerged favorably across all lines of the Insurance and Reinsurance segments. Favorable reserve development in the nine months ended September 30, 2014 was higher than the nine months ended September 30, 2013 in the Insurance segment due primarily to lower than expected reported losses in the casualty and other specialty and professional lines of business. Favorable reserve development in the nine months ended September 30, 2014 was lower than the nine months ended September 30, 2013 in the Reinsurance segment in the catastrophe line of business as the nine months ended September 30, 2013 included significant reductions in reserve estimates related to the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the nine months ended September 30, 2014 and 2013.

Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$5.6	May 2013	Windstorms in the United States	$10.7
April 2014	Windstorms in the United States	6.8	June 2013	Floods in Canada	10.8
May 2014	Windstorms in the United States	2.5	June 2013	Floods in Europe	19.7
June 2014	Windstorms in the United States	5.2	July 2013	Hailstorms in Germany	24.3
June 2014	Windstorm Ela	18.5
	Other loss events in 2014	2.2
		$40.8			$65.5
For the nine months ended September 30, 2014, catastrophe related losses added 3.1 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 4.6 percentage points in the same period in 2013.
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
Acquisition Expenses
The acquisition expense ratio for the nine months ended September 30, 2014 was higher than the same period in 2013 primarily due to growth in net premiums earned in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in net premiums earned in the agriculture line of business in the Insurance segment and the catastrophe line of business in the Reinsurance segment, which incur lower than average acquisition expenses.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the nine months ended September 30, 2014 increased by 3.1 percentage points compared to the same period in 2013 due to $15.3 million of expenses related to the potential acquisition of Aspen and an increase in performance based annual incentive compensation expenses associated with improved year to date corporate results. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance during the current year.
Income Tax (Benefit) Expense
The Company recorded a tax benefit for the nine months ended September 30, 2014 of $3.7 million compared to a tax expense of $5.6 million for the same period in 2013. The increase in tax benefit in 2014 resulted from losses recorded at the Company’s United States taxable jurisdictions.
Net Income
The Company generated net income of $263.9 million for the nine months ended September 30, 2014 compared to net income of $244.7 million in the same period of 2013 primarily due to a reduction in losses incurred, which was partially offset by reduced net premiums earned, reduced investment income, and higher acquisition and general and administrative expenses.

Reserve for Losses and Loss Expenses
As of September 30, 2014, the Company had accrued losses and loss expense reserves of $3.9 billion (December 31, 2013 - $4.0 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine months ended September 30, 2014 and 2013, the Company’s net paid losses and loss expenses were $778.3 million and $925.9 million, respectively.
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

Losses and loss expenses for the three and nine months ended September 30, 2014 are summarized as follows:

	Incurred related to:
Three Months Ended September 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$159,824	$(1,260)	$158,564
Casualty and other specialty	40,271	(15,340)	24,931
Professional lines	15,375	(866)	14,509
Property	1,518	(2,845)	(1,327)
Total Insurance	216,988	(20,311)	196,677
Reinsurance:
Catastrophe	17,025	(16,012)	1,013
Property	33,054	(9,043)	24,011
Casualty	29,034	(5,269)	23,765
Professional lines	22,959	(3,162)	19,797
Specialty	31,678	(6,672)	25,006
Total Reinsurance	133,750	(40,158)	93,592
Totals	$350,738	$(60,469)	$290,269

	Incurred related to:
Nine Months Ended September 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$324,053	$(5,588)	$318,465
Casualty and other specialty	104,023	(33,406)	70,617
Professional lines	49,919	(5,985)	43,934
Property	10,789	(9,028)	1,761
Total Insurance	488,784	(54,007)	434,777
Reinsurance:
Catastrophe	56,453	(31,486)	24,967
Property	121,254	(33,302)	87,952
Casualty	86,158	(10,841)	75,317
Professional lines	63,889	(7,742)	56,147
Specialty	74,805	(27,604)	47,201
Total Reinsurance	402,559	(110,975)	291,584
Totals	$891,343	$(164,982)	$726,361
Losses and loss expenses for the three and nine months ended September 30, 2014 included $60.5 million and $165.0 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2014 benefited the Company’s reported net loss ratios by approximately 11.7 and 11.8 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three and nine months ended September 30, 2014 in all lines of business within the Insurance and Reinsurance segments.
For the three and nine months ended September 30, 2014, the Company did not materially alter key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Losses and loss expenses for the three and nine months ended September 30, 2013 are summarized as follows:

	Incurred related to:
Three Months Ended September 30, 2013	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$177,920	$(616)	$177,304
Casualty and other specialty	38,669	(4,263)	34,406
Professional lines	15,642	(427)	15,215
Property	2,388	(904)	1,484
Total Insurance	234,619	(6,210)	228,409
Reinsurance:
Catastrophe	26,120	(9,234)	16,886
Property	48,986	(21,107)	27,879
Casualty	47,208	(1,640)	45,568
Professional lines	11,416	(4,558)	6,858
Specialty	18,747	(5,311)	13,436
Total Reinsurance	152,477	(41,850)	110,627
Totals	$387,096	$(48,060)	$339,036

	Incurred related to:
Nine Months Ended September 30, 2013	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$386,953	$(5,582)	$381,371
Casualty and other specialty	119,371	(14,181)	105,190
Professional lines	57,074	1,912	58,986
Property	9,449	(11,279)	(1,830)
Total Insurance	572,847	(29,130)	543,717
Reinsurance:
Catastrophe	122,343	(47,584)	74,759
Property	161,637	(46,177)	115,460
Casualty	131,623	(10,780)	120,843
Professional lines	30,282	(11,212)	19,070
Specialty	59,865	(16,650)	43,215
Total Reinsurance	505,750	(132,403)	373,347
Totals	$1,078,597	$(161,533)	$917,064
Losses and loss expenses for the three and nine months ended September 30, 2013 included $48.1 million and $161.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2013 benefited the Company’s reported net loss ratio by approximately 8.7 and 10.6 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the nine months ended September 30, 2013 in the agriculture, casualty and other specialty and property lines of business in the Insurance segment, and in all lines of business within the Reinsurance segment.
For the three and nine months ended September 30, 2013, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.

Insurance
Agriculture. For the three and nine months ended September 30, 2014 and 2013, the Company recorded slightly favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2013 crop year.
Casualty and other specialty. For the three and nine months ended September 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the Bermuda based excess casualty businesses and a reduction in accident year 2009 and prior IBNR for the Bermuda based healthcare liability business due to case incurred loss activity and open claim counts being less than expected. For the three and nine months ended September 30, 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability and the Bermuda based excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the U.S. based casualty business.
Professional lines. For the three and nine months ended September 30, 2014, the Company recorded modest favorable loss emergence within this line of business, primarily due to lower than expected reported claims activity. For the three and nine months ended September 30, 2013, the Company recorded unfavorable loss emergence within this line of business, primarily due to higher than expected reported claims activity in the U.S. based environmental and miscellaneous errors and omissions businesses.
Property. For the three and nine months ended September 30, 2014 and 2013, the favorable loss emergence within the property line of business was primarily due to lower than expected reported claims emergence.
Reinsurance
Catastrophe. For the nine months ended September 30, 2014, the Company recorded significant favorable loss emergence within this line of business primarily due to lower than expected claims activity and a reduction in IBNR for worker's compensation catastrophe business for accident years 2005 to 2011. For the nine months ended September 30, 2013, the Company recorded significant favorable loss emergence within this line of business primarily due to lower than expected claims activity, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012.
Property. For the three and nine months ended September 30, 2014, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the U.S. and Singapore based businesses. For the three and nine months ended September 30, 2013, the Company recorded favorable loss emergence in the property line of business due to lower than expected claims activity, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012.
Casualty. For the three and nine months ended September 30, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence.
Professional lines. For the three and nine months ended September 30, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence.
Specialty. For the three and nine months ended September 30, 2014 and 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at September 30, 2014:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$272,485	$35,509	$307,994
Casualty and other specialty	358,426	940,019	1,298,445
Professional lines	110,988	389,469	500,457
Property	18,046	10,043	28,089
Total Insurance	759,945	1,375,040	2,134,985
Reinsurance:
Catastrophe	139,400	73,601	213,001
Property	173,326	99,095	272,421
Casualty	246,483	543,230	789,713
Professional lines	58,261	191,575	249,836
Specialty	97,691	139,836	237,527
Total Reinsurance	715,161	1,047,337	1,762,498
Totals	$1,475,106	$2,422,377	$3,897,483
The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2013:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$257,939	$84,429	$342,368
Casualty and other specialty	316,170	960,130	1,276,300
Professional lines	110,880	390,875	501,755
Property	23,410	15,057	38,467
Total Insurance	708,399	1,450,491	2,158,890
Reinsurance:
Catastrophe	167,152	98,474	265,626
Property	196,715	127,083	323,798
Casualty	239,385	529,682	769,067
Professional lines	65,353	149,882	215,235
Specialty	101,716	167,927	269,643
Total Reinsurance	770,321	1,073,048	1,843,369
Totals	$1,478,720	$2,523,539	$4,002,259

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
Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$420,343	$344,819	$1,394,145	$1,274,703
Ceded premiums written	(222,704)	(120,481)	(674,441)	(454,169)
Net premiums written	197,639	224,338	719,704	820,534
Net premiums earned	253,583	291,477	616,167	710,507
Expenses
Losses and loss expenses	196,677	228,409	434,777	543,717
Acquisition expenses	20,170	18,440	47,559	48,024
General and administrative expenses	44,957	35,641	133,930	114,792
	261,804	282,490	616,266	706,533
Underwriting (loss) income	$(8,221)	$8,987	$(99)	$3,974
Net loss ratio	77.5%	78.4%	70.6%	76.4%
Acquisition expense ratio	8.0%	6.3%	7.7%	6.8%
General and administrative expense ratio	17.7%	12.2%	21.7%	16.2%
Combined ratio	103.2%	96.9%	100.0%	99.4%
Premiums. Gross premiums written for the three months ended September 30, 2014 in the Insurance segment increased by 21.9% over the same period in 2013. Gross premiums written for the nine months ended September 30, 2014 in the Insurance segment increased by 9.4% over the same period in 2013. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended September 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$188,011	$103,536	$200,062	$120,617
Casualty and other specialty	144,706	58,390	95,862	72,431
Professional lines	62,631	20,216	34,221	20,972
Property	24,995	15,497	14,674	10,318
Total	$420,343	$197,639	$344,819	$224,338

	Nine Months Ended September 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$796,445	$431,007	$896,169	$546,284
Casualty and other specialty	366,329	189,876	239,943	179,065
Professional lines	176,061	64,632	93,481	62,963
Property	55,310	34,189	45,110	32,222
Total	$1,394,145	$719,704	$1,274,703	$820,534
The Insurance segment’s gross premiums written increased while the net premiums written declined for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the following factors:

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business, including marine and energy, excess casualty and various professional liability coverages, as a result of the expansion of the Company’s Insurance underwriting personnel over the last twelve months. Increases were partially offset by reductions in casualty business due to non-renewal of policies as a result of the continued re-underwriting and re-balancing of the portfolio;

•	An increase in gross premiums written in the property line of business, due primarily to new business generated by a new underwriting team in the Company's U.K. subsidiary;

•	A decline in gross premiums written in the agriculture line of business due to declines in commodity prices on spring and fall crops, partially offset by growth in policy counts; and

•
An increase in ceded premiums written by the Company during the quarter and nine months ended September 30, 2014 as compared to the same period in 2013. Ceded premiums written increased across all lines of business primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment’s book of business for 2014 combined with additional quota share covers or increases in coverage in 2014 compared to 2013. In addition, the Company purchased an excess of loss treaty covering the agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written.

Net premiums earned by the Company in the Insurance segment decreased in the three and nine months ended September 30, 2014 compared to the same periods in 2013. The agriculture line of business primarily contributed to this decline as a result of lower gross premiums written due to commodity price declines as well as from additional expense incurred from the purchase of excess of loss reinsurance on this line of business.
Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment decreased by 0.9 percentage points for the three month period ended September 30, 2014 compared to the same period in 2013 and decreased by 5.8 percentage points for the nine months ended September 30, 2014 compared to the same period in 2013. During the three and nine months ended September 30, 2014, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $20.3 million and $54.0 million, respectively, which decreased the net loss ratio by 8.0 and 8.8 percentage points, respectively, as compared to reductions of $6.2 million and $29.1 million, which decreased the net loss ratio by 2.1 and 4.1 percentage points for the three and nine months ended September 30, 2013, respectively. Higher levels of favorable loss development in the third quarter and first nine months of 2014 compared to 2013 was experienced primarily in the casualty and other specialty and professional lines of business following lower than expected claims activity than in 2013.
The current accident year loss ratio increased by 5.0 percentage points and decreased 1.1 percentage points for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in the current accident year loss ratio for the third quarter of 2014 compared to 2013 resulted from increased expenditures for excess of loss reinsurance protection in the agriculture line of business without any expected recoveries as of September 30, 2014, which was partially offset by lower losses in the other insurance lines of business. The current accident year loss ratio improved for year to date 2014 versus 2013 due primarily to lower losses incurred in the casualty and other specialty line of business driven by the strategic re-underwriting and re-balancing of the portfolio.

Acquisition Expenses. The acquisition expense ratios in the Insurance segment in the third quarter and nine months ended September 30, 2014 increased compared to the same periods in 2013 primarily due to the decrease in net earned premiums in the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The increase in general and administrative expense ratios in the Insurance segment in the third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 was due to an increase in annual incentive compensation expenses associated with improved year to date corporate results and increased corporate expenses related to the potential acquisition of Aspen on a lower earned premium base. This increase was partially offset by increased ceding commissions received as a result of additional purchases of reinsurance during the current quarter and year-to-date.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$205,767	$199,544	$1,078,905	$1,019,732
Ceded premiums written	(13,300)	(28,549)	(98,371)	(71,397)
Net premiums written	192,467	170,995	980,534	948,335
Net premiums earned	261,312	262,068	776,532	806,490
Other underwriting income (loss)	2,123	(943)	(3,939)	694
	263,435	261,125	772,593	807,184
Expenses
Losses and loss expenses	93,592	110,627	291,584	373,347
Acquisition expenses	73,222	60,335	196,591	174,255
General and administrative expenses	35,958	31,829	106,646	100,515
	202,772	202,791	594,821	648,117
Underwriting income	$60,663	$58,334	$177,772	$159,067
Net loss ratio	35.8%	42.3%	37.6%	46.3%
Acquisition expense ratio	28.0%	23.0%	25.3%	21.6%
General and administrative expense ratio	13.8%	12.1%	13.7%	12.5%
Combined ratio	77.6%	77.4%	76.6%	80.4%
Premiums. In the third quarter of 2014, net premiums written in the Reinsurance segment increased by 12.6% over the same period of 2013. In the nine months ended September 30, 2014, net premiums written in the Reinsurance segment increased by 3.4% over the same period in 2013. Gross and net premiums written for each line of business in the Reinsurance segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$47,173	$41,157	$38,676	$12,551
Property	73,807	73,807	91,653	90,528
Casualty	23,409	23,409	27,649	27,648
Professional lines	21,520	21,520	25,670	25,670
Specialty	39,858	32,574	15,896	14,598
Total	$205,767	$192,467	$199,544	$170,995

	Nine Months Ended September 30,
	2014		2013
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$332,193	$243,531	$341,973	$281,990
Property	283,107	283,015	288,448	283,455
Casualty	139,266	137,669	211,458	210,030
Professional lines	131,256	131,256	50,505	50,505
Specialty	193,083	185,063	127,348	122,355
Total	$1,078,905	$980,534	$1,019,732	$948,335
The movements in gross and ceded premiums written in the Reinsurance segment for the third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to the following factors:

•
An increase in gross and net premiums written in the professional line of business for the nine months ended September 30, 2014, due primarily to new business generated by new underwriting teams that joined the Company in late 2013 and an extension of a significant contract, partially offset by non-renewal of contracts that no longer met profitability targets;

•
An increase in gross and net premiums written in the specialty line of business as a result of new trade credit, surety and international agriculture business written, partially offset by non-renewals and reductions in signed lines of aviation business;

•
A decline in gross and net premiums written in the property line of business due to non-renewal of business that no longer met profitability targets and increased ceding company retentions, partially offset by new business;

•
A decline in gross and net premiums written in the casualty line of business due to to non-renewal of policies from continued restructuring and balancing to meet profitability targets, and reduced participation on certain contracts where pricing declined, partially offset by new business;

•
An increase in gross and net premiums written in the catastrophe line of business for the third quarter due to increases in signed lines on renewed contracts and new business written, while for the nine months gross and net premiums declined from non-renewals due to rates and decreased participation; and

•
An increase in ceded premiums written by the Company in the first nine months of the year as compared to the same period in 2013. Ceded premium written increased as the Company purchased increased levels of protection within the catastrophe line of business, including an aggregate all perils excess of loss treaty and additional proportional retrocession on both the catastrophe and specialty lines.

Net premiums earned by the Company in the Reinsurance segment for the three and nine months ended September 30, 2014 decreased compared to the same period in 2013 due to the increase in ceded premiums written.
Losses and Loss Expenses. The net loss ratios in the Company’s Reinsurance segment for the three and nine months ended September 30, 2014 decreased compared to the same periods in 2013 principally as a result of lower incurred losses in 2014 compared to 2013. Improvement in the net loss ratios was due to a decrease in catastrophe losses compared to the same periods in the prior year, and the strategic re-underwriting and re-balancing of the Company’s underwriting portfolios, driven in part by the impact of underwriting teams added during the past year. This improvement was partially offset by decreased favorable prior year loss reserve development for the three and nine months ended September 30, 2014 compared to the same periods in 2013.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $12.2 million and $40.8 million in the quarter and nine months ended September 30, 2014. The net losses from catastrophes added 4.7 and 5.6 percentage points to the Reinsurance segment’s net loss ratios for the third quarter and nine months ended September 30, 2014, respectively. During the third quarter and nine months ended September 30, 2013, the Company incurred catastrophe losses of $18.1 million and $65.5 million. The net losses from catastrophes added 8.0 and 9.0 percentage points to the Reinsurance segment’s net loss ratios for the third quarter and nine months ended September 30, 2013, respectively.
The Company recorded $40.2 million and $111.0 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2014 compared to $41.9 million and $132.4 million in the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, the majority of the favorable loss reserve development in the catastrophe, property, and specialty lines of business. The same periods in 2013 experienced favorable loss reserve development emanating from the property and catastrophe lines of business, driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012, and from lower than expected attritional losses.
The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in the Reinsurance segment in connection with current calendar year catastrophes for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
	Other loss events in 2014	$12.2	July 2013	Hailstorms in Germany	$24.3
				Other loss events in 2013	(6.2)
		$12.2			$18.1

Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$5.6	May 2013	Windstorms in the United States	$10.7
April 2014	Windstorms in the United States	6.8	June 2013	Floods in Canada	10.8
May 2014	Windstorms in the United States	2.5	June 2013	Floods in Europe	19.7
June 2014	Windstorms in the United States	5.2	July 2013	Hailstorms in Germany	24.3
June 2014	Windstorm Ela	18.5
	Other loss events in 2014	2.2
		$40.8			$65.5
Acquisition Expenses. The Company’s acquisition expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2014 were higher than in the same periods in 2013 primarily due to growth in net premiums earned in the professional line of business, which incurs a higher than average net acquisition expense rate, and a decline in net premiums earned in the catastrophe line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2014 increased compared to those in the same periods in 2013 due to an increase in annual incentive compensation expenses associated with improved year to date corporate results and higher corporate expenses primarily related to the potential acquisition of Aspen.
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2014, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $539.5 million (December 31, 2013 – $654.5 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In addition, in 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2013, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2014 without the prior approval of the applicable insurance regulator. At September 30, 2014, American Agri-Business could pay dividends of $3.9 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At September 30, 2014, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of September 30, 2014 totaled $6.5 billion, which is consistent with the aggregate invested assets of $6.5 billion as of December 31, 2013.
At September 30, 2014, the Company’s available for sale investments had gross unrealized gains of $98.6 and gross unrealized losses of $19.1 million compared to gross unrealized gains of $95.6 million and gross unrealized losses of $49.6 million at December 31, 2013. The decrease in gross unrealized losses on the Company’s fixed income investments at September 30, 2014 compared to December 31, 2013 was primarily due to a decrease in longer term interest rates. The Company did not have the intent to sell any of its fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at September 30, 2014. The Company has the ability and intent to hold its equity securities until recovery. Therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at September 30, 2014.
The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $614.7 million at September 30, 2014, compared to $463.4 million at December 31, 2013.
Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(U.S. dollars in thousands)
Net cash flows provided by (used in) operating activities	$52,172	$(16,574)
Net cash flows provided by (used in) investing activities	2,517	(253,487)
Net cash flows used in financing activities	(77,329)	(52,992)
Effect of exchange rate changes on cash and cash equivalents	(17,495)	(10,967)
Net decrease in cash and cash equivalents	(40,135)	(334,020)
Cash and cash equivalents, beginning of period	845,851	1,124,019
Cash and cash equivalents, end of period	$805,716	$789,999
The increase in cash flows provided by (used in) operating activities in the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower net loss claims outflows, partially offset by lower net premium receipts.
The increase in cash provided by (used in) investing activities reflected the Company’s active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows provided by (used in) investing activities in 2014 principally reflected increased proceeds from sales of available for sale investments and net proceeds from other assets, partially offset by lower proceeds from maturities on available for sale investments and increased purchases of fixed assets compared to 2013.
The cash flows used in financing activities in the nine months ended September 30, 2014 were higher than the same period in 2013 principally due to a decrease in the number of common shares issued, costs paid for bridge financing related to the proposed acquisition of Aspen and an increase in dividends paid to holders of the Company’s common shares. The higher financing outflows were partially offset by the absence of common share repurchases in 2014; while in the nine months ended September 30, 2013, the Company used its capital to repurchase 318,252 ordinary shares in the open market for $14.6 million at an average price per share of $45.83.
The effect of exchange rate changes had a negative impact on the cash balances of the Company in the nine months ended September 30, 2014 as the U.S. dollar strengthened against all key currencies in the period resulting in a decline in the reported value of holdings in those currencies. In the nine months ended September 30, 2013 the dollar strengthened significantly against the Australian dollar and Japanese Yen resulting in a reduction in the reported value of cash balances.
As of September 30, 2014 and December 31, 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $130.1 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2014 and December 31, 2013, the Company had also pledged $237.9 million and $302.7 million of its cash and fixed maturity investments to meet collateral obligations for $202.9 million and $260.3 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC agreement. In addition, at September 30, 2014 and December 31, 2013, cash and fixed maturity investments with fair values of $273.1 million and $273.7 million were on deposit with U.S. state regulators, respectively.
Credit Facility. On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). As of September 30, 2014, there were no borrowings under this facility and letters of credit outstanding under the Credit Facility were $202.9 million (December 31, 2013 – $260.3 million).
On June 25, 2014, the Company entered into the First Amendment (the “Amendment”) to the Credit Facility. The Amendment also amends the Security Agreement, dated as of April 19, 2012 (the “Security Agreement”), among the Company and certain designated subsidiaries of the Company, Deutsche Bank Trust Company Americas, as collateral agent, and JPMorgan as the administrative agent. The Amendment contained certain amendments to the Credit Facility and the Security Agreement applicable to the proposed acquisition of Aspen.
Letter of Credit Facility. On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement (“LOC Agreement”) and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of September 30, 2014, the Company had issued letters of credit of $1.4 million (December 31, 2013 - nil) under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.
Bridge Facility. On June 2, 2014, the Company entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (the “Commitment Letter”). Pursuant to the Commitment Letter, Morgan Stanley Senior Funding, Inc., as lead arranger, committed to provide to the Company, subject to certain conditions, senior unsecured bank financing of up to $1.0 billion under an unsecured 364-day bridge facility (the “Bridge Facility”), which was to be used to finance a portion of the cash consideration to be paid in connection with the Company’s proposed acquisition of Aspen and related costs and expenses. Upon the termination by the Company on July 30, 2014 of its offer to acquire Aspen, the Bridge Facility expired pursuant to its terms. During the quarter ended September 30, 2014, the Company recognized the capitalized debt issuance costs associated with the facility of $4.1 million.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our 2013 Form 10-K, as supplemented by the risk factors disclosed in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2014.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
July 1, 2014 - July 31, 2014	0	$—	0	5,000,000
August 1, 2014 - August 31, 2014	0	$—	0	5,000,000
September 1, 2014 - September 30, 2014	0	$—	0	5,000,000
Total	0	$—	0	5,000,000

(1)	Ordinary shares or share equivalents.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at September 30, 2014 (unaudited) and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	November 7, 2014	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	November 7, 2014	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)