Form 10-K
period 2014-12-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2015-02-27
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-31599
ENDURANCE SPECIALTY HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0392908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘accelerated filer,’’ ‘‘large accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2014, was $1,916,453,661.
As of February 20, 2015, 44,771,673 ordinary shares were outstanding.
Certain portions of the registrant’s definitive proxy statement relating to its 2015 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a “safe harbor” for forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
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

•
changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the Federal Insurance Office and other regulatory changes mandated by the Dodd-Frank Wall Street Reform and the Consumer Protection Act of 2010 in the United States and the implementation of Solvency II by the European Commission;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda or other countries in which we operate;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

•
the possible further downgrade of U.S. or foreign government securities by credit rating agencies, and the resulting effect on the value of U.S. or foreign government and other securities in our investment portfolio as well as the uncertainty in the market generally;

•	the need for additional capital in the future, which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a security breach, a disaster or other unanticipated event; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, and other factors.
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
We began operations on December 17, 2001 after Endurance Specialty Insurance Ltd. completed a private placement of $1.2 billion of its equity securities. Endurance Holdings was incorporated in Bermuda in June 2002. On March 5, 2003, Endurance Holdings completed the initial public offering of its ordinary shares on the New York Stock Exchange under the symbol “ENH”. Endurance Holdings’ seven wholly-owned operating subsidiaries as of December 31, 2014 are as follows:

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
The key elements of our strategy are:

•
Maintain a Portfolio of Profitable Specialty Lines of Business. We participate in specific specialty lines of insurance and reinsurance that we believe have the potential to offer the highest risk-adjusted return on capital and in which we believe we can establish a competitive advantage through our specialized teams of expert underwriters. We seek to deploy capital and resources to the most attractive lines of business at the most opportune times. The Company strategically balances its participation between insurance policies and reinsurance contracts as well as balances risk exposures across product lines and geographic locations.

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

•
Maintain Strong Risk Management Practices. We believe that a strong risk management culture is key to maximizing risk adjusted returns on capital and to managing volatility and other risks that could threaten the Company’s solvency. Our enterprise risk management framework includes sophisticated modeling technology and a detailed internal control structure that we use to manage our underwriting, investment and operational risks across the Company. The Company employs a number of practices and committees at both the Board of Directors and management levels that foster communication across groups, to enhance the coordination of risk management strategies and to identify current issues and emerging risks.

•
Focus on Underlying Profitability of Business Underwritten. We underwrite our business with a focus on the underlying profitability that the business brings to Endurance and are committed to expanding or contracting our businesses based upon the opportunities presented in the markets in which we participate.

•
Utilization of Reinsurance Protection to Enhance Risk Management. Across our portfolio of businesses, we purchase reinsurance and retrocessional protection on a proportional and excess of loss basis to manage our exposure to large individual risk losses and portfolio loss accumulations, to ensure our businesses are of sufficient size to be considered a lead market for their products and to reduce the overall potential for volatility. When we are insuring correlated risks such as certain natural perils, we purchase catastrophe reinsurance at a level consistent with the size of the individual book of business being underwritten. Significant proportional reinsurance is in place across our insurance portfolio to balance our overall risk exposures and to manage our limits profile. For the agriculture insurance business line, we utilize reinsurance protection provided by the Federal Crop Insurance Corporation, as well as third party reinsurance, to manage risks on a policy by policy basis. In our Reinsurance segment, we primarily manage our risk through risk selection, diversification and portfolio management techniques, which are supplemented with the purchase of retrocessional protection on a proportional and excess of loss basis.

•
Maintain a Portfolio of Investments to Generate Net Investment Income and Book Value Growth. We manage our investment portfolio within a risk adjusted, expected return framework. Our investment management activities focus on ensuring that we have adequate liquidity to satisfy the needs of our customers, regulators, rating agencies and shareholders while generating superior risk adjusted returns through the disciplined management of investment risk.

•
Proactively Manage Our Capital Base. Our underwriting, actuarial, risk, finance and investment professionals work together to achieve a balance in the risks we undertake. We actively manage our capital by allocating resources to underwriting and investment opportunities that we believe will offer the highest risk-adjusted return on capital. The primary focus of our capital management activities is to optimize our risk adjusted return on equity while ensuring we maintain sufficient levels of risk based capital and financial flexibility as necessary to operate our business.

BUSINESS SEGMENTS
The Company has two business segments – Insurance and Reinsurance. Financial data relating to our two segments is included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Audited Consolidated Financial Statements and related notes presented under Item 8 – “Financial Statements and Supplementary Data”.
Our two business segments and the related gross and net premiums written for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
Business Segments	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Insurance	$1,716,128	$860,406	$1,475,429	$932,510	$1,429,930	$942,357
Reinsurance	1,177,948	1,073,800	1,189,815	1,116,423	1,119,096	1,087,138
Total	$2,894,076	$1,934,206	$2,665,244	$2,048,933	$2,549,026	$2,029,495

Insurance
Our Insurance segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property, marine and energy. Gross and net premiums written for the lines of business in the Insurance segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$866,025	$459,149	$954,389	$570,738	$903,730	$553,762
Casualty and other specialty	396,113	195,927	303,803	218,298	296,325	216,780
Professional lines	263,538	93,640	148,537	95,101	169,815	137,885
Property, marine and energy	190,452	111,690	68,700	48,373	60,060	33,930
Total	$1,716,128	$860,406	$1,475,429	$932,510	$1,429,930	$942,357
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
Property, marine and energy. Our property, marine and energy line of business includes property insurance, inland marine, ocean marine and energy insurance. Our property insurance business provides coverage against all risks of physical loss or damage of commercial properties and resultant loss of business income. The properties insured are generally of a commercial nature and are spread across a variety of industries, such as real estate, retail, manufacturing, chemicals, financial services, utilities, telecommunications, hospitality, food processors and municipalities/institutions. Our inland marine insurance business provides indemnification of loss related to property in transit; movable or specialized types of property, which may include construction equipment, medical diagnostic equipment, rail road rolling stock; instruments of transportation such as bridges, pipelines and roads; instruments of communication, such as cell phone and radio towers; high value and one of a kind articles, such as fine arts, jewelry and musical instruments; property in the course of construction; legal liability coverage for bailees and warehousemen for property in their care, custody or control; as well as a wide variety of other types of property that are non-homogenous in nature. Our ocean marine insurance business covers the loss or damage of ships, cargo, terminals, and any transport or cargo by which property is transferred, acquired, or held between the points of origin and final destination and associated third party liability. Our energy business provides upstream, midstream, downstream, power and renewable energy coverage covering property and liability risk, control of well, transportation and storage, business interruption, cargo and equipment risks.

Reinsurance
Our Reinsurance segment is comprised of five lines of business: catastrophe, property, casualty, professional lines, and specialty. Gross and net premiums written for the lines of business in the Reinsurance segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
Lines of Business	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$343,213	$252,973	$355,751	$294,260	$378,387	$351,140
Property	287,326	287,235	297,806	292,872	349,579	349,586
Casualty	159,533	157,947	241,358	239,525	208,353	207,113
Professional lines	174,656	174,656	163,594	163,594	59,076	59,076
Specialty	213,220	200,989	131,306	126,172	123,701	120,223
Total	$1,177,948	$1,073,800	$1,189,815	$1,116,423	$1,119,096	$1,087,138
A description of these lines of business follows:
Catastrophe. Our catastrophe reinsurance line of business reinsures catastrophic perils for ceding companies on a treaty basis primarily for property and workers’ compensation business. The principal perils reinsured include natural perils such as hurricanes, typhoons, earthquakes, floods, tornados, hail and fire and certain man-made perils such as industrial events and terrorism.
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
Casualty. Our casualty reinsurance line of business reinsures third party liability exposures from ceding companies such as automobile liability, general liability, umbrella liability and workers’ compensation.
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
Specialty. Our specialty line of business includes primarily aerospace, international agriculture, marine and energy, and trade credit and surety, all of which are underwritten on either a proportional or non-proportional basis. This business line also includes our weather risk management products. Our aerospace business is comprised of the reinsurance of aviation and space risks. Our agriculture business includes reinsurance of multi-peril crop insurance policies, crop hail policies and other types of crop insurance. Our marine business consists of the reinsurance of river and ocean vessels and cargo risks. Our trade credit and surety business includes the reinsurance of trade credit and political risk, contract surety and commercial surety on a worldwide basis. We also provide surety reinsurance for contract and commercial surety insurers, as well as for fidelity insurers. Our remaining business in this line represents a variety of contracts which are underwritten utilizing the expertise of our senior underwriting staff.
Please see Item 8 – “Financial Statements and Supplementary Data” and in our Audited Consolidated Financial Statements and related notes presented under Note 9 – “Segment Reporting” for additional information about our business segments and the geographic distribution of our gross premiums written for the last three fiscal years.

DISTRIBUTION
Our business is obtained either directly by the Company or through the use of intermediaries, including independent agents and insurance and reinsurance brokers around the world. The brokerage distribution channel provides us with access to an efficient, variable cost, and global distribution system without the significant time and expense that would be incurred in creating wholly-owned distribution networks.
For the year ended December 31, 2014, Marsh & McLennan Companies, Inc. was the largest single broker in both our Insurance and Reinsurance segments. A breakdown of our distribution by broker and by business segment for the years ended December 31, 2014, 2013 and 2012 is provided in the tables below:

Insurance
	Percentage of Net Premiums Written
Broker/Agent	2014	2013	2012
Marsh & McLennan Companies, Inc.	9.7%	8.5%	7.6%
Aon Benfield	5.3%	4.2%	3.7%
Willis companies	3.2%	2.2%	2.0%
Independent agents	53.4%	61.2%	58.8%
All others	28.4%	23.9%	27.9%
Total	100.0%	100.0%	100.0%

Reinsurance
	Percentage of Net Premiums Written
Broker	2014	2013	2012
Marsh & McLennan Companies, Inc.	31.6%	28.7%	25.0%
Aon Benfield	22.9%	29.0%	29.2%
Willis companies	21.2%	19.9%	27.9%
All others	24.3%	22.4%	17.9%
Total	100.0%	100.0%	100.0%
CLAIMS MANAGEMENT
Claims are managed by our experienced, technical claims teams working closely with each of our operating subsidiaries. Our claims staff reviews and responds to initial loss reports, administers claims databases, identifies and handles coverage issues, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves, approves claims for payment, manages salvage and subrogation and notifies reinsurers. In addition, our claims staff conducts audits of our significant clients throughout the year, evaluating claims handling abilities, reserve philosophies, loss notification processes and the overall quality of our clients’ performance.
Upon receipt, claims notices are recorded by the claims staff within our underwriting, financial and claims systems. When we are notified of insured losses or discover potential losses as part of our claims audits, claims personnel record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of outside counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.
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
ENTERPRISE RISK MANAGEMENT
We have established various processes and controls to monitor and manage our risk exposures. Our enterprise risk management (“ERM”) activities are led by our Chief Risk Officer and are critical to the organization’s sustained profitability and financial integrity. The goals of our ERM framework that drive our corporate risk management strategy are as follows:

•	identify, assess, measure, monitor and manage the risks that threaten us and our solvency;

•	optimize our risk based capital position;

•	maximize our risk adjusted returns on capital;

•	manage underwriting, investment and operational volatility; and

•	clearly communicate our approach to our employees and external constituencies.
In order to meet our ERM goals, we have established risk tolerances applicable to certain areas of our business. It is our overall corporate objective to limit the risk of a significant loss on an economic basis from a one-in-one-hundred year series of catastrophic events to no more than 25% of our shareholders’ equity.
On a group basis, we monitor our:

•	capital position relative to our internal requirements and the requirements of our regulators and rating agencies; and

•	liquidity, by stressing cash outflow scenarios relative to available cash and cash equivalents and other forms of liquidity.
In addition, we have developed processes, models and a detailed internal control structure to specifically monitor and govern our risk exposures. Our primary risk exposure areas are:

•	underwriting risk, including certain key underwriting risks associated with the pricing and exposure evaluation process;

•	catastrophe correlation/aggregation risk;

•	risk embedded in the loss reserve estimation process;

•	investment risk (including liquidity risk);

•	counterparty risk; and

•	operational risk.
The following sections more specifically address our method and procedures for addressing and managing our underwriting, catastrophe, loss reserving, investment and operational risks.

Underwriting Risk Management
Internal underwriting controls are established by our Chief Risk Officer and management’s Risk Management Committee, which includes our Chief Executive Officer and the Chief Executive Officers of Global Insurance and Global Reinsurance. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with corporate risk tolerances, prudent practice and underwriting capabilities. Detailed letters of authority are issued to each of our underwriters. These letters of authority reference our operating guidelines and a description of the analytic process to be followed. The letters of authority include, as appropriate, referral requirements specific to each line of business, terms, conditions, risk exposures, transactional situations, limits and premium capacity. Our pricing guidelines are communicated to all business units and each individual underwriter and are stated in terms of maximum combined ratio targets and minimum returns on risk based capital, by line of business, with exceptions permitted only upon approval of senior management as noted in the guidelines.
Our pricing guidelines are regularly reviewed by our Chief Executive Officer, Chief Executive Officers of Global Insurance and Global Reinsurance, Chief Risk Officer and Group Actuary in order to ensure the guidelines reflect changes in market conditions, interest rates, capital requirements and market-expected returns. In addition, oversight of underwriting risk management is provided by our Board of Directors and its Risk Committee. For a further discussion on the role of our Board of Directors in the Company’s risk management, see “Role of the Board of Directors in Risk Management” below.
We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•	we will underwrite and accept only those risks we know and understand;

•	we establish pricing parameters, set our own independent pricing and conduct a risk review on risks we accept; and

•	we generally accept those risks that are expected to earn a return on capital commensurate with the risk they present.
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
Separate from our natural catastrophe exposed businesses, we underwrite and accept casualty and specialty insurance and reinsurance business. We perform actuarial and risk analysis on these businesses using commercial data and models. As with our natural catastrophe exposed businesses, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.
In addition to the above technical and analytical practices, our underwriters use a variety of tools, including specific contract terms, to manage our exposure to loss. These include occurrence limits, aggregate limits, reinstatement provisions and loss ratio caps. Additionally, our underwriters use appropriate exclusions and terms and conditions to further eliminate particular risks or exposures that our underwriting team deems to be outside of the intent of the coverage we are willing to offer. Our Bermuda underwriting location provides us with a particular advantage for certain lines of business because there are no regulatory limitations upon our use of coverage restrictions in insurance policies.
In our crop insurance business, we have invested in an experienced team of professionals who have developed proprietary tools to manage risk, pricing and exposure in this business. These proprietary tools are constructed from databases that involve a comprehensive set of historical profit and loss experience data developed at a crop, farm, county and state level of detail. We further analyze this data based on current and forecasted crop growing conditions, agriculture commodity prices and market conditions in an effort to produce attractive returns.
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
Catastrophe Risk Management
To achieve our catastrophe risk management objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept.
Our catastrophe modeling tools, which include both proprietary and licensed software, use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of a commercial catastrophe model, providing feedback to the modeling company to improve the effectiveness of their model. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and manage the aggregate risk of our underwriting portfolio. We have specific requirements as to the quality and levels of detailed exposure data to be provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties or CRESTA zones, is surcharged for increased uncertainty, where appropriate. We decline business in which we feel the data provided is insufficient to make an appropriate analysis.
Data output from the software described above is incorporated in our proprietary models. Our proprietary systems include those for modeling a variety of insurance and reinsurance risks including those associated with property, catastrophe, agriculture, and other specialty risks, various casualty and specialty pricing models as well as our proprietary portfolio risk management and capital allocation models. These systems allow us to monitor our pricing and risks on a contract by contract basis in our segments and business lines.
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
The Company manages the risk inherent in estimating the Company’s reserves for losses and loss expenses in a variety of ways. First, the Company underwrites a balanced and diversified portfolio of business, which reduces the Company’s susceptibility to reserving errors that may be associated with any one line or type of business. Second, where loss development uncertainty exists, the Company may use purchased reinsurance to reduce the Company’s exposure to such loss development uncertainty. Finally, in its reinsurance business, the Company conducts active, regular audits of its ceding company clients with the intent of quickly and thoroughly identifying losses assumed by the Company.
The Company’s reserving process also serves to mitigate the risk associated with the Company’s loss and loss expense reserve estimates. The Company seeks to base its loss reserve estimates upon actuarial and statistical projections derived from the most recently available data, as well as current information on future trends in claims severity and frequency, judicial theories of liability and other factors. The Company continually refines both its loss reserve estimates and the means by which its loss reserve estimates are derived, continually integrating developing loss experience, reported claims and claims settlements.

Investment Risk Management
Investment risk encompasses the risk of loss in the Company's investment portfolio potentially caused by the adverse impact on its invested assets from fluctuations in interest rates, equity prices, credit spreads, foreign currency rates, inflation and other market changes.
The Company manages its investment risks through both a system of limits and a strategy to optimize the interaction of risks and opportunities. To ensure diversification of the Company’s investment portfolio and to avoid excessive aggregation of risks, limits on asset types, economic sector exposure, industry exposure and individual security exposure are placed on the Company's investment portfolio and monitored on an ongoing basis. The Company manages its interest rate risk through an asset liability management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities and the anticipated interest rate environment. The Company manages foreign currency risk by seeking to match the Company’s liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets, such as cash and investments, that are denominated in such currencies. In order to limit the Company’s exposure to credit risk, the Company’s investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit exposure to any one issuer. The Company’s investment policy sets limits for individual credit exposures based on credit rating. The Company manages equity risk by maintaining a diversified portfolio and limiting the overall size of its investment in equities.
The Company uses a number of capital-at-risk models, which include volatility-scenario based measures, value-at-risk (“VaR”) and credit impairment calculations to evaluate its investment portfolio risk. Additionally, the Company's capital-at-risk models also include the measures of risk capital applied by Standard & Poor’s (“S&P”) and A.M. Best Company (“A.M. Best”) in their risk based capital assessments of the Company. Volatility scenario-based measures are used in order to stress test the portfolio for expected changes in specific market scenarios. VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. The Company adjusts its investment risk scenarios for a variety of extremes as well as expected outcomes. Management continuously evaluates the applicability and relevance of the models used and makes adjustments as necessary to reflect actual market conditions and performance over time.
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
The Company seeks to mitigate operational risks through ongoing training and the application of strong process controls throughout its business. Key process controls include underwriting letters of authority, underwriting referral protocols, claims procedures guidelines, financial reporting controls and procedures, information technology procedures, succession planning, disaster recovery planning and business continuity planning. The Company’s internal audit department tests the Company’s policies and various process controls on a regular basis.
The use by the Company of the services of unaffiliated third parties exposes the Company to heightened operational risks, including the risk of information technology and physical security breaches, fraud, non-compliance with laws, regulations or internal guidelines and inadequate service to its clients. The Company mitigates the operational risk posed by the use of third party vendors by verifying, among other items, a potential third party vendor’s financial stability, ability to provide ongoing service, business continuity planning and its business reputation as well as monitoring any significant third party relationships.
Role of the Board of Directors in Risk Management
The Company’s Board of Directors administers its risk oversight of the Company through quarterly meetings of its Risk Committee with members of senior management, including representatives from the risk management, actuarial, claims, finance, internal audit, investment, legal and underwriting functions within the organization. The Risk Committee’s members review with senior management the Company’s enterprise risk management framework and risk register as well as related policies, processes and procedures and reports regularly to the Board of Directors on its activities.
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
INVESTMENTS
We follow an investment strategy designed to protect book value and generate appropriate risk adjusted returns to grow book value, while providing sufficient liquidity to meet our operating cash needs. The portfolio is designed to diversify risks, including interest rate, credit and structure risks. Our investment portfolio is managed by our Chief Investment Officer and a team of investment professionals. Our investment team is experienced in direct portfolio management, asset allocation, managing external investment manager relationships and risk management. Our investment team uses specialized analytical tools to evaluate risk and opportunity in investments to facilitate a risk managed, opportunity oriented approach to investing consistent with the requirements of our Investment Policy. We utilize external portfolio managers to oversee most of the day-to-day activities of our investment portfolio, and our investment professionals actively monitor our investment managers’ performance and compliance with our Investment Policy. We use quoted values and other data provided by nationally recognized independent pricing sources as inputs to our process for determining the value of our investment portfolio that is carried at fair value in our financial statements.
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
Our Investment Policy incorporates a traditional policy limit approach to each type of risk, thus setting a maximum amount of capital that may be exposed at any one time to particular types of securities and investment vehicles. We develop and maintain an investment risk profile, including the establishment of risk limits, which is reviewed and revised by the Finance Committee of the Board of Directors based on market conditions and our developing needs and includes estimates of the maximum and expected levels of risk relative to shareholders’ equity that will be taken over a 12 month period. In determining our investment decisions, we consider the impact of various catastrophic events on our invested assets, particularly those to which our insurance and reinsurance portfolio may also be exposed, in order to protect our financial position. In addition, as part of our risk management processes, we maintain a watch list of securities that management considers to be at risk due to industry and/or issuer specific issues or securities potentially subject to future impairments. These securities are subjected to further internal analysis to evaluate their underlying structures, credit characteristics and overall industry and security specific fundamentals until they are sold, mature or it is deemed that further review is no longer necessary.
For additional information on the Company’s investment portfolio, please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio” and Note 3 – “Investments” in the Notes to the Consolidated Financial Statements of the Company.
FINANCIAL STRENGTH RATINGS
Financial strength ratings have become an increasingly important factor in evaluating the competitive position of insurance and reinsurance companies. Endurance Holdings and certain of its operating subsidiaries maintain a financial strength rating at A.M. Best of “A” (Excellent), with a stable outlook, an S&P rating of “A” (Strong) with a stable outlook and a Moody’s Investors Service, Inc. (“Moody’s”) rating of A3, with a stable outlook. All three ratings agencies conducted reviews of Endurance Holdings during 2014.
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
EMPLOYEES
As of December 31, 2014, we had 997 full-time employees. We believe that our employee relations are satisfactory. None of our employees are subject to collective bargaining agreements.

REGULATORY MATTERS
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.
Bermuda
The Insurance Act 1978 of Bermuda and its related rules and regulations, as amended (the “Insurance Act”), regulates the insurance and reinsurance businesses of Endurance Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act. References to insurance or insurance business in this summary are deemed to include references to reinsurance and reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters), with Class 4 insurers being subject to the strictest regulation. There is only one classification of special purpose insurer. Endurance Bermuda, which is licensed to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Endurance Bermuda is not licensed to carry on long-term business or special purpose business. A Class 4 insurer must (i) at the time of its application for registration, or before it carries on insurance business, have a total statutory capital and surplus of not less than $100,000,000 and (ii) intend to carry on general insurance business, including excess liability business or property catastrophe reinsurance business. Class 4 insurers are required to maintain fully paid-up share capital of $1,000,000.
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
Where there has been a significant loss that is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement (as described in more detail below), the principal representative must furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within forty-five days of notifying the BMA of the loss.
In addition, where a notification has been made to the BMA regarding a material change to an insurer's business or structure (as described in more detail below), the principal representative has thirty days from the date of such notification to provide to the BMA unaudited interim statutory financial statements in relation to such period if so requested by the BMA, together with a general business solvency certificate in respect of those statements.
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
Loss Reserve Specialist and Group Actuary
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

Endurance Bermuda, as the Designated Insurer for the Group (see further below), is required to ensure that the Group appoints an actuary approved by the BMA to provide an opinion as to the adequacy of the Group's insurance reserves as reported in its group statutory financial statements. Mr. Dollinger has also been approved by the BMA to act as the Approved Group Actuary for the Group.

Group Supervision
The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a “specified insurer”, which is a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long-term insurer or another class of insurer designated by order of the BMA; (ii) where the insurance group is not headed by a specified insurer, where it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.
Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Endurance Bermuda has been notified by the BMA that the Company's group of insurance and reinsurance companies (the "Group") is subject to group supervision by the BMA, and that Endurance Bermuda is the Designated Insurer in respect of the Group for purposes of the Insurance Act.
Pursuant to its powers under the Insurance Act as group supervisor, the BMA maintains a register of particulars for the Group detailing, among other things, the names and addresses of the Designated Insurer; each member company of the Group falling within the scope of group supervision; the principal representative of the Group in Bermuda; other competent authorities supervising other member companies of the Group; and the Group's auditors.
The specific duties of the Designated Insurer include reporting obligations, the establishment of key Group functions, and notification to the BMA of material changes, certain specified events generally related to impairment to the Group financial condition or breaches by the Group, the appointment of auditors and actuaries and duties related to the financial condition of the Group.
In addition, the BMA has issued insurance group supervision rules in respect of the assessment of the financial situation and solvency, the system of governance and risk management, supervisory reporting and disclosures, the capital and solvency reporting requirements and capital requirements.
Annual Statutory and GAAP Financial Statements
Endurance Bermuda, as a Class 4 insurer, must prepare and file with the BMA annual statutory financial statements as prescribed by the Insurance Act. The Designated Insurer on behalf of the Group must prepare and file with the BMA annual group statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer or group is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.
Endurance Bermuda, as a Class 4 insurer, and the Designated Insurer on behalf of the Group are also required to prepare and file with the BMA audited annual financial statements and audited annual group financial statements respectively, prepared in accordance with GAAP or International Financial Reporting Standards.
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

The Designated Insurer on behalf of the Group is required to file with the BMA an annual group statutory financial return. The group statutory financial return includes, among other matters, a group solvency certificate, particulars of ceded reinsurance, a list of non-insurance financial regulated entities owned by the Group, the opinion of the Group actuary and particulars of qualifying members as defined within the Group Supervision Rules. The group statutory financial return is not subject to independent audit.

Bermuda Insurer Capital Requirements
As a Class 4 insurer, Endurance Bermuda is required to maintain available statutory capital adequacy and surplus at a level equal to or in excess of its enhanced capital requirement ("ECR"), which is established by reference to either the Bermuda Solvency Capital Requirement model (“BSCR”) or an approved internal capital model. The BSCR provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers and reinsurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s or reinsurer’s assets, liabilities and premiums, including a formula to take account of catastrophe risk exposure. Where an insurer or reinsurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may apply to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s or reinsurer’s internal model, provided certain conditions have been established, and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA reviews the internal model regularly to confirm that the model continues to meet the conditions. Endurance Bermuda utilizes the BMA’s standard BSCR model for calculating its capital requirements.
While not specifically incorporated into the Insurance Act, the BMA has established a target capital level for Class 4 insurers equal to 120% of their ECR ("TCL"). While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning sign for the BMA, and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight by the BMA. Endurance Bermuda's capital level exceeded the TCL level as of December 31, 2014. The Insurance Act also provides that the value of the statutory assets of a Class 4 insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum margin of solvency (“MSM”). The MSM that must be maintained at all times by a Class 4 insurer, such as Endurance Bermuda, with respect to its general business is the greater of: (a) $100,000,000; (b) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums written); and (c) 15% of net loss and loss expense provisions and other general business insurance reserves.
In relation to the Group, the Designated Insurer must ensure that the value of the Group's assets exceeds the amount of the Group's liabilities by the aggregate MSM of each qualifying member of the Group. The Group is also required to maintain available group capital and surplus equal to 60% of the Group's ECR, with this requirement increasing by increments of 10% in each of the following four years until 100% is required in 2018.
In order to demonstrate compliance with required capital levels, Endurance Bermuda and the Designated Insurer on behalf of the Group are each required to prepare and file a capital and solvency return, which sets out the calculation of applicable capital, as well as the risk management practices and other information used to calculate applicable capital.
The BMA requires Endurance Bermuda, as a Class 4 insurer, and the Group, as a Bermuda insurance group, to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”) and the Group Solvency Self Assessment ("GSSA"). The CISSA and the GSSA provide the BMA with an entity’s or group's (as applicable) view of the capital resources required to achieve its business objectives and to assess the insurer or insurance group’s governance, risk management and controls surrounding this process. In addition, Class 4 insurers and insurance groups are required to prepare and file with the BMA a catastrophe risk return which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.
Restrictions on Dividends, Distributions and Reduction of Capital
Under the Insurance Act, Endurance Bermuda, as a Class 4 insurer, is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit signed by at least two directors and by the insurer's principal representative in Bermuda that the declaration of such dividend has not caused the insurer to fail to meet its relevant margins. In addition, Endurance Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its ECR or its solvency margins or liquidity ratios (as described in more detail below) or if the declaration of such dividend would cause a breach.

Furthermore, under the Companies Act, each of Endurance Holdings and Endurance Bermuda may only declare or pay a dividend or make a distribution from contributed surplus, if Endurance Holdings or Endurance Bermuda, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities.
Endurance Bermuda as a Class 4 insurer must obtain the BMA’s prior approval before reducing its total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more and any application for such approval must include an affidavit signed by at least two directors and by the insurer's principal representative in Bermuda stating that the proposed reduction of capital will not cause the insurer to fail to meet its relevant margins.

Minimum Liquidity Ratio
The Insurance Act provides for a minimum liquidity ratio for general business insurers, like Endurance Bermuda. An insurer engaged in general insurance business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.
Supervision, Investigation and Intervention
The BMA may appoint an inspector with extensive powers to investigate and report on the affairs of Endurance Bermuda or the Endurance group if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. Such an inspector also has the power to investigate the business of any person who is or at any relevant time was a member of the group of which the person under investigation is a part or a partnership of which the person under investigation is part. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Endurance Bermuda to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person; (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person; or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting.
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
The Insurance Code of Conduct
The BMA has implemented the Insurance Code of Conduct, which establishes duties, requirements and compliance standards to be adhered to by all insurers registered under the Insurance Act, including procedure and sound principles to be observed by insurers. Failure to comply with the requirements of the Insurance Code of Conduct will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and could result in the BMA exercising its powers of intervention as well as being a factor in calculating the operational risk charge applicable to that insurer's risk based capital model. Endurance Bermuda is subject to the Insurance Code of Conduct and is required to file annually a statutory declaration confirming its compliance with the Insurance Code of Conduct.

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
No insurer, or designated insurer, in respect of the group of which it is a member, may effect or allow another member of the group to effect a material change unless notice in writing of the material change has been served on the BMA and the BMA has not before the end of fourteen days from the date of service of the notice notified it in writing that it has objected to the effecting of the material change. A “material change” includes (i) an acquisition or transfer of insurance business being part of a scheme falling within section 25 of the Insurance Act or section 99 of the Companies Act, (ii) an amalgamation with or acquisition of another firm, engaging in non-insurance business and activities related thereto, where such business or related activity is not ancillary to the insurance business of the insurer and (iv) engaging in unrelated business that is retail business. Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.

Bermuda Guidance Notes
The BMA has issued Guidance Notes on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. The BMA continues to issue Guidance Notes through its web site at www.bma.bm. These provide guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers and insurance groups. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Endurance Bermuda and other relevant parties to observe at all times.
Winding-up
The BMA may present a petition for the winding-up of an insurer on the ground that the insurer (a) is unable to pay its debts within the meaning of Sections 161 and 162 of the Companies Act, (b) has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act, or (c) has failed to satisfy the obligation imposed upon it by Section 15 as to the preparation of accounts or to produce or file statutory financial statements in accordance with Section 17 (save where the appropriate waivers have been obtained), and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.
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
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, Endurance Holdings and Endurance Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Bermuda Minister of Education and Economic Development, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (recent changes to the law enable exempted companies to purchase land in Bermuda outright for commercial and residential purposes, subject to obtaining ministerial consent and certain other conditions); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; (3) to acquire any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Government of Bermuda or a public authority or (4) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Endurance Holdings’ business or Endurance Bermuda’s business (as the case may be) carried on outside Bermuda. Endurance Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance and reinsurance business. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Education and Economic Development to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
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

Notwithstanding the above general permission, the BMA has granted us permission to, subject to our ordinary or voting shares being listed on an appointed stock exchange, issue, grant, create, sell and transfer any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts (collectively, the “Securities”) to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities (excluding, for the avoidance of doubt, our ordinary or voting shares) are listed on an appointed stock exchange.
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
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Ten year permits are also available but these are generally only applicable where a company meets various criteria, including at least 10 Bermudian staff, development programs for Bermudians, entry level position and equal pay between Bermudans and non-Bermudians. Recent changes to the law now enable an employer to apply for an exemption from the requirement to hold a work permit in respect of its senior executives. Certain senior executives are also now eligible to apply for a permanent resident certificate. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in a local Bermuda newspaper.

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
The PRA oversees and is responsible for the micro-prudential regulation of banks, insurers and some investment firms. The FCA, which is a separate entity, is responsible for the conduct of business regulation in relation to all authorized firms and the prudential regulation of firms not regulated by the PRA as well as the majority of the market regulatory functions previously conducted by the FSA. The Financial Policy Committee (which sits within the Bank of England) is responsible for the macro-prudential regulation of the entire financial services sector. Under this new regulatory structure Endurance U.K. is supervised by both the FCA and the PRA and is therefore a dual regulated firm.
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
Insurers are required to calculate an Enhanced Capital Requirement in addition to their required minimum solvency margin and to report it to the PRA (though the Enhanced Capital Requirement is not part of the formal capital requirements under the Prudential Sourcebooks). This represents a more risk-based calculation than the statutory solvency margin requirements derived from the E.U. Directives. There is also a requirement for insurers to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, an insurer is required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the PRA gives individual capital guidance regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The PRA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Endurance U.K. has submitted an individual capital assessment solvency calculation to the PRA and has agreed with the PRA the bases and methodology for this calculation. This calculation is used along with other tools by the PRA to help establish Endurance U.K.’s individual capital guidance. Endurance U.K.’s capital exceeded the Enhanced Capital Requirement for December 31, 2014.

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
The European Commission, jointly with Member States, has carried out a fundamental review of the regulatory capital and supervisory regime of the insurance industry (the “Solvency II” project). Solvency II came into force on January 6, 2010 and Member States have to transpose the new regime by March 31, 2015, and certain firms (such as Endurance U.K.) have to implement it (as relevant) from January 1, 2016. The Solvency II Directive (2009/138/EC) has been subsequently amended (by the Second Solvency II Quick Fix Directive (2013/58/EU) and the Omnibus II Directive (2014/51/EU) and references to Solvency II here are to the Directive as amended.
The objective of Solvency II is to establish a solvency system that is better matched to the true risks of insurers enabling supervisors to protect policyholders’ interests as effectively as possible and in accordance with common principles across the EU. It specifies a range of capital requirements, such as the minimum capital requirement (“MCR”) and the solvency capital requirement (“SCR”). Additionally, it establishes governance and risk management requirements, including but not limited to the following, an own risk and solvency assessment, a supervisory review process, disclosure and reporting requirements, and the regular supervisory report.
Solvency II is broadly structured according to three “pillars”, which group the Solvency II requirements into three main areas that cover different aspects of the regime (and is in this respect similar to the Basel II Capital Accord). The Pillars are broadly:
•Pillar 1: financial requirements;
•Pillar 2: governance and risk-management requirements, and supervisory review; and
•Pillar 3: disclosure and reporting requirements.
In terms of Pillar 1, Solvency II, sets out a number of capital requirements, such as an own funds requirement (including prescribing the type and nature of capital which is eligible to meet these capital requirements). It also specifies the obligation to have an MCR (i.e., the minimum amount of capital needed to be held by a firm and that is also part of the PRA’s General Prudential Sourcebook) and the SCR (the risk based level of capital required to be held by a firm). Pillar 1 further sets out the various requirements in how a firm's capital is to be assessed, including the application of the standard and internal models and the manner in which assets and liabilities are to be valued.
Under Pillar 2, firms must develop and embed systems to identify, measure and proactively manage risks. In particular, it sets out the own risk and solvency assessment (“ORSA”), which broadly requires a firm to assess (in a proportionate manner) all of the current and possible future risks it has within its business to determine the level of capital (own funds) needed to mitigate these risks.
Pillar 3 sets out a number of requirements on firms in relation to public disclosure and regulatory reporting. For example, firms are required to publish an annual report that sets out their solvency and financial condition. This is the firm's solvency and financial condition report (“SFCR”) and must, inter alia, include information on the firm's capital management, its systems of governance and a description of each category of risk the firm is exposed to. The rationale behind this and the other disclosure and reporting requirements, set out in Pillar 3 is to ensure market discipline and provide supervisors with information required to carry out their functions.
The legislation implementing the final version of the Solvency II Directive will replace the current solvency requirements described in the first three paragraphs of this section. It was due to take effect in the U.K. and the other E.U. member states on January 1, 2014. However, because of delays to the Solvency II implementation timetable, it is expected that implementation in Member States will occur (as noted above) on or about January 1, 2016. The PRA has updated its implementation plans to reflect the “planning horizon” of December 31, 2015, and is continuing its program of preparatory work (including ongoing consultations on the transposition of Solvency II) in order to identify the actions which it considers that insurers should now undertake in anticipation of the implementation of the Solvency II Directive. Endurance U.K. is fully co-operating with the PRA in this respect.

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
Supervision of Management
The PRA and the FCA closely supervise the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the regulators. Both regulators have responsibility for applications under the approved persons regime and the list of controlled functions has been split between the regulators. Which regulator has responsibility for approving an application will depend on the controlled function position. Following their authorization, there are codes of practice issued by the PRA and FCA with which approved persons are expected to comply.
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
Much of state insurance regulation follows model statutes or regulations developed or amended by the National Association of Insurance Commissioners (“NAIC”) that is comprised of the insurance commissioners of each U.S. jurisdiction. The NAIC re-examines and amends existing model laws and regulations (including holding company regulations) in addition to determining whether new ones are needed.
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
Insurance Holding Company Regulation of Endurance Holdings
Endurance Holdings, Endurance U.S. Holdings Corp., and the Company’s U.S. operating subsidiaries are subject to the insurance holding company laws of the States of Delaware, Texas and California, the states in which the Company’s U.S. operating subsidiaries are organized and domiciled or commercially domiciled. These laws generally require, among other things, each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and state, if any, in which it is commercially domiciled and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system involving the Company’s U.S. operating subsidiaries, including sales, loans, reinsurance agreements, service agreements, dividend payments and certain transactions within the insurance holding company system must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance regulator of the state in which the involved U.S. operating subsidiary is domiciled and commercially domiciled.
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
In June 2011, Texas became one of the first states to adopt the principal components of the amended Model Act. The related amendments to the Texas insurance holding company act depart somewhat from the Model Act in including a phase-in of the enterprise risk annual reporting requirement based on the volume of total direct or assumed annual premiums written by the insurer during the preceding 12-month period. Ultimate controlling persons of insurers with direct written and assumed premiums of more than $1 billion but less than $5 billion during the preceding 12-month period were required to file their first enterprise risk report with the first annual registration statement that became due after January 1, 2014.
In January 2013, California adopted the principal components of the amended Model Act. Under the California amendments, the enterprise risk report is to be filed with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC, and if the California Commissioner of Insurance is not the lead state commissioner of the insurance holding company system, a copy is required to be provided to the California Commissioner of Insurance if the insurance holding company system has an insurer domiciled in the State of California. The first annual enterprise risk report was required to be filed with the insurer’s registration statement after July 1, 2013.
In August 2014, Delaware adopted the principal components of the amended Model Act. Under the Delaware amendments, the ultimate controlling person of insurers subject to registration is required to file an annual enterprise risk report with the lead state commissioner, when applicable, of the insurance holding company system as determined by the procedures within the Financial Analysis Handbook adopted by the NAIC. The first enterprise risk report was required 60 days following the effective date of the Delaware amendments.
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers. Effective January 1, 2015, each of California and Delaware adopted the ORSA Model Act.
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
Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than ten percent of voting securities. Because a person acquiring ten percent or more of Endurance Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of Endurance Holdings’ U.S. operating subsidiaries, the

U.S. insurance change of control laws would likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Endurance Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Endurance Holdings might consider to be desirable.
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
Similar to the NAIC Model Act amendments, under the amendments adopted in California and Delaware, any controlling person of a domestic (or commercially domiciled) insurer must file a confidential notice of proposed divestiture at least 30 days prior to the cessation of control. The California and Delaware amendments provide that the California Commissioner of Insurance (the “California Commissioner”) and the Delaware Commissioner of Insurance, respectively, will determine those instances in which the party or parties seeking to divest a controlling interest in an insurer will be required to file for and obtain approval of the transaction. Under the California amendments, the California Commissioner may disallow a disclaimer at any time if the California Commissioner determines that the disclaimer is incomplete or inaccurate.
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

State insurance laws and regulations require each of the Company’s U.S. operating subsidiaries to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business and the operations of the Company’s U.S. operating subsidiaries are subject to examination by those departments at any time. The Company’s U.S. operating subsidiaries prepare statutory financial statements in accordance with statutory accounting practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled or authorized to transact business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also occasionally make inquiries and conduct examinations or investigations regarding the compliance of our companies, as well as other companies in our industry, with insurance, securities and other laws.

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
The dividend limitations imposed by Delaware, Texas and California insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2014, of the Company’s U.S. operating subsidiaries, only ARMtech had earned surplus, and therefore, only ARMtech could declare or distribute dividends in 2015 without prior regulatory approval.
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
Under reinsurance credit rules established under the Dodd-Frank Act, a U.S. ceding insurer need not satisfy the reinsurance credit rules of any nondomestic state if the following two conditions are met: 1) the ceding insurer’s domestic state is NAIC-accredited or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and 2) the ceding insurer’s domestic state recognizes credit for reinsurance for its ceded risk.
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
In limited circumstances, the FIO can declare a state insurance law or regulation “preempted;” but this can be done only after extensive consultation with state insurance regulators, the Federal Office of Trade Representative and key insurance industry players (in trade associations representing insurers and intermediaries). Additionally, the FIO must publish a notice regarding the basis for the preemption in the Federal Register, allowing a reasonable opportunity for comments. The FIO cannot preempt state antitrust laws governing rate making, underwriting, sales practices or coverage requirements. No later than September 30th of each year, the FIO must submit an annual report to Congress explaining any use of the preemption authority during the prior year.
In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
On December 14, 2013, the FIO submitted a report to Congress as required under the Dodd-Frank Act on improving U.S. insurance regulation (the “Modernization Report”). The Modernization Report raises concerns about states’ regulation of multi-state insurers and proposes that insurers need to be supervised on a consolidated basis at the federal level, which would improve uniformity, efficiency and consistency, and would result in uniform supervision of insurance firms with national and global activities. As the FIO does not have regulatory authority, the recommendations in its report could be viewed as advisory in nature. Most suggestions for U.S. federal standards and involvement in insurance regulation would require U.S. Congressional action. The Subcommittee on Housing and Insurance of the U.S. House of Representatives Committee on Financial Services held a hearing in February 2014 on the Modernization Report. The hearing included testimony from Michael McRaith, director of the FIO, and Tom Leonardi, Connecticut Insurance Commissioner. Whether the recommendations will be implemented, altered considerably, or delayed for an extended period is uncertain.
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
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” that are imposed on ceding companies in these states. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the state of domicile of the ceding company is permitted to reflect in the ceding company’s statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of written premiums which applies to the remaining portion of the policy period) and loss reserves and loss expense reserves ceded to the reinsurer. In accordance with the Dodd-Frank Act, only a ceding company’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding company is licensed are no longer able to impose their own credit for reinsurance laws on ceding companies domiciled in other states.

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
In December 2013, the NAIC placed, on a conditional basis, Bermuda, the United Kingdom, Germany and Switzerland on the NAIC List of Qualified Jurisdictions effective January 1, 2014. The conditional approvals are part of continuing efforts to implement a “certified reinsurer” concept that allows highly rated reinsurers, domiciled in qualified jurisdictions, to take advantage of reduced reinsurance collateral requirements under the NAIC’s revised Credit for Reinsurance Model Law and Regulations. Reinsurers, including Endurance U.K. and Endurance Bermuda, domiciled in any of the four jurisdictions are eligible to apply to be certified for reduced reinsurance collateral requirements in those U.S. states that have adopted the revised Credit for Reinsurance Model Law and Regulations. Twenty-three U.S. states have adopted the revised Credit for Reinsurance Model Law and Regulations or some variation thereof. Several additional U.S. states are expected to adopt the revised Credit for Reinsurance Model Law and Regulations or some variation thereof in 2015.
In 2008, prior to the NAIC and state actions described in the above paragraph, the Florida insurance regulator adopted similar type regulations allowing it to establish lower collateral requirements for “eligible” non-U.S.-based reinsurers engaged in the property and casualty insurance business and meeting certain specified standards. Endurance Bermuda was granted eligible reinsurer status in 2012 by the Florida Office of Insurance Regulation thereby allowing Florida ceding companies to take 100% credit in its financial statements for such reinsurance provided by Endurance Bermuda.
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
Singapore
Endurance Specialty Insurance Ltd. Singapore Branch (the “Singapore Branch”) is registered under the Singapore Insurance Act as a general insurer as a branch of Endurance Bermuda in Singapore to transact general reinsurance domestically and internationally. The Singapore Branch is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act. The Singapore Branch is also registered with the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated under the Companies Act. The Singapore Branch has received approval under a tax incentive scheme set out in the Income Tax Act (and the relevant regulations) which provides for a concessionary corporate tax rate of 10% to be applied on its income from underwriting offshore risks for a period of 10 years from April 2010 to March 2020.

MATERIAL TAX CONSIDERATIONS
Certain Bermuda Tax Considerations
Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by our shareholders in respect of our ordinary or preferred shares.
Endurance Bermuda has received written assurance dated May 16, 2011 and Endurance Holdings has received written assurance dated May 17, 2011 from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Endurance Bermuda or Endurance Holdings or to any of their respective operations, shares, debentures or obligations until March 31, 2035; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda. It is possible that after March 31, 2035 the Company may be subject to Bermuda taxes.

Certain United Kingdom Tax Considerations
Endurance U.K. is a company incorporated under the laws of England and is resident in the United Kingdom for United Kingdom corporation tax purposes. Endurance U.K. is subject to United Kingdom corporation tax on its worldwide profits, subject to the availability of applicable exemptions. The current rate of United Kingdom corporation tax is 21%; this is due to reduce to a rate of 20% as of April 1, 2015. Currently, no United Kingdom withholding tax applies to dividends paid by Endurance U.K. United Kingdom withholding tax may apply to certain payments of interest by Endurance U.K. up to a rate of 20%.
Certain United States Federal Income Tax Considerations
The following discussion is a summary of certain U.S. federal income tax considerations relating to Endurance Holdings and its operating subsidiaries in Bermuda, the United States and the United Kingdom and the ownership of our ordinary shares and Preferred Shares.
This summary is based upon the Internal Revenue Code (“Code”), the regulations promulgated thereunder, rulings and other administrative pronouncements issued by the Internal Revenue Service (“IRS”), judicial decisions, the tax convention between the United States and Bermuda (the “Bermuda Tax Convention”) and the tax treaty between the United States and the United Kingdom (the “U.K. Treaty”), all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would assert, or that a court would not sustain a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this Form 10-K. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor’s investment or tax circumstances, or to investors subject to special tax rules, such as tax-exempt organizations, brokers and dealers in securities and currencies, banks and other financial institutions, insurance companies, persons that hold ordinary shares or preferred shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. In addition, this summary generally does not address U.S. federal non-income tax consequences (e.g., the Medicare contribution tax) or any aspect of state, local or foreign tax law. This summary assumes that an investor will hold our ordinary shares and Preferred Shares as capital assets, which generally means as property held for investment. Investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of ordinary shares and preferred shares under U.S. federal, state, local and other tax laws.
For U.S. federal income tax purposes and for purposes of the following discussion, a “U.S. Person” means (i) an individual citizen or resident of the United States; (ii) a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, or a partnership, or other entity treated as a partnership for U.S federal income tax purposes, in each case created or organized in the United States or under the laws of the United States or of any of its political subdivisions; (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source; or (iv) a trust if either (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust or (b) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes. A “Non-U.S. Person” is a nonresident alien individual, or a corporation, estate or trust that is not a U.S. person.

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

If Endurance Bermuda is entitled to the benefits under the Bermuda Tax Convention, it will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Whether business is being conducted in the United States through a permanent establishment is an inherently factual determination. Endurance Bermuda intends to conduct its activities so as not to have a permanent establishment in the United States, although there can be no assurance that it will achieve this result. An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Tax Convention if (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens; and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the United States or Bermuda nor U.S. citizens.
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
Under the U.K. Treaty, Endurance U.K., if entitled to the benefits of the U.K. Treaty, will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Endurance U.K. intends to continue to conduct its activities in a manner so that it does not have a permanent establishment in the United States, although we cannot predict whether we will achieve this result. Endurance U.K. will be entitled to the benefits of the U.K. Treaty if (i) during at least half of the days in the relevant taxable period, at least 50% of Endurance U.K.’s stock is beneficially owned, directly or indirectly, by citizens or residents of the United States and the United Kingdom, and less than 50% of Endurance U.K.’s gross income for the relevant taxable period is paid or accrued, directly or indirectly, to persons who are not U.S. or U.K. residents in the form of payments that are deductible for purposes of U.K. taxation; or (ii) with respect to specific items of income, profit or gain derived from the United States, if such income, profit or gain is considered to be derived in connection with, or incidental to, Endurance U.K.’s business conducted in the United Kingdom.
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
Dividends. Distributions with respect to ordinary shares and Preferred Shares (including the payment of additional amounts, in the case of the Preferred Shares) will be treated as ordinary dividend income to the extent of Endurance Holdings’ current or accumulated earnings and profits as determined for U.S. federal income tax purposes, subject to the discussion below relating to the potential application of the “controlled foreign corporation” (“CFC”), “related person insurance income” (“RPII”) and “passive foreign investment company” (“PFIC”) rules. These dividends should constitute “qualified dividend income” as defined in Section 1(h)(11)(B) of the Code and, thus, certain shareholders (such as individuals) should be entitled to the current maximum preferential federal income tax rate of 20% applicable to “qualified dividends”, provided that certain holding period requirements are satisfied and certain other conditions are met, and provided further that we are not considered a passive foreign investment company.
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
RPII Exceptions. The special RPII rules do not apply if (i) direct or indirect insureds and persons related to such insureds, whether or not U.S. Persons, own, directly or indirectly, less than 20% of the voting power and less than 20% of the value of the stock of Endurance U.K. or Endurance Bermuda, as applicable (the “20% Ownership Exception”); (ii) RPII, determined on a gross basis, is less than 20% of Endurance U.K.’s or Endurance Bermuda’s gross insurance income for the taxable year, as applicable (the “20% Gross Income Exception”); (iii) Endurance U.K. or Endurance Bermuda elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business and to waive all treaty benefits with respect to RPII and meets certain other requirements; or (iv) Endurance U.K. or Endurance Bermuda elects to be treated as a U.S. corporation. Endurance Bermuda and Endurance U.K. intend to operate in a manner that is intended to ensure that each qualifies for the 20% Gross Income Exception. It is possible that neither Endurance Bermuda nor Endurance U.K. will be successful in qualifying under this exception.
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
Information Reporting. Under certain circumstances, U.S. Persons owning stock in a foreign corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required with respect to (i) a person who is treated as a RPII Shareholder; (ii) a 10% U.S. Shareholder of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the foreign corporation, and who owned the stock on the last of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a foreign corporation, and as a result thereof owns 10% or more of the voting power or value of such foreign corporation, whether or not such foreign corporation is a CFC. For any taxable year in which Endurance Holdings determines that gross RPII constitutes 20% or more of Endurance U.K.’s or Endurance Bermuda’s gross insurance income and the 20% Ownership Exception does not apply, Endurance Holdings intends to mail to all U.S. Persons registered as holders of its ordinary shares and Preferred Shares IRS Form 5471, completed with information from Endurance Holdings, for attachment to the U.S. federal income tax returns of such shareholders. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII Shareholder also must file IRS Form 5471 in the circumstances described above. Failure to file IRS Form 5471 may result in penalties.
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
This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Endurance Holdings expects for purposes of the PFIC rules that each of Endurance U.K. and Endurance Bermuda will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business. Accordingly, neither expects to be treated as a PFIC for U.S. federal income tax purposes. There can be no assurances, however, that this will be the case. The PFIC statutory provisions contain a look-through rule stating that, for purposes of determining whether a foreign corporation is a PFIC, such foreign corporation shall be treated as if it received directly its proportionate share of the income and as if it held its proportionate share of the assets of any other corporation in which it owns at least 25% by value of the shares. While no explicit guidance is provided by the statutory language, under this look-through rule Endurance Holdings should be deemed to own the assets and to have received the income of its insurance subsidiaries directly for purposes of determining whether it qualifies for the insurance exception. Consequently, Endurance Holdings does not expect to be treated as a PFIC for U.S. federal income tax purposes. This interpretation of the look-through rule is consistent with the legislative intention generally to exclude bona fide insurance companies from the application of PFIC provisions. Nevertheless, there are currently no Treasury regulations regarding the application of the PFIC provisions to an insurance company, and new Treasury regulations or pronouncements interpreting or clarifying these rules may be forthcoming. In addition, the determination of PFIC status is fundamentally factual in nature, depends on the application of complex U.S. federal income tax rules that are subject to differing interpretations, and generally cannot be determined until the close of the taxable year in question. Therefore, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Prospective investors should consult their tax advisor as to the effects of the PFIC rules and the possible obligation to comply with certain U.S. federal income tax reporting requirements, including the filing of IRS Form 8621.
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
AVAILABLE INFORMATION
General information about us, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for the Audit, Compensation, Finance, Nominating and Corporate Governance and Risk Committees of our Board of Directors, can be found on our website at www.endurance.bm. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (including Endurance) and the address of that site is www.sec.gov. Any of the above referenced documents can also be obtained in print, free of charge, by contacting the Secretary at Endurance Specialty Holdings Ltd., Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of these filings.
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

UNDERWRITING RISKS
As a property, marine and energy, agriculture, catastrophe and weather insurer and reinsurer, we are particularly vulnerable to losses from catastrophes.
Our property, marine and energy, agriculture, catastrophe and other specialty insurance and reinsurance lines expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, droughts, severe weather, floods, fires, tornadoes, volcano eruptions, explosions and other natural or man-made disasters. Many scientists believe that the earth’s atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world.

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
When we enter into reinsurance contracts, all loss settlements made by a ceding company, provided they are within the terms of the underlying policies and within the terms of the relevant contract, will be unconditionally binding upon us. While we believe that the ceding companies will settle such claims in good faith, we are bound to accept the claims settlements agreed to by the ceding companies. Under the underlying policies, each ceding company bears the burden of proving that a contractual exclusion applies to a loss, and there may be circumstances where the facts of a loss are insufficient to support the application of an exclusion. In such circumstances, we assume such losses under the reinsured policies, which could materially adversely affect our performance.
The terms of the Federal Multi-Peril Crop Insurance Program may change and adversely impact us.
ARMtech currently participates in the U.S. Federal Multi-Peril Crop Insurance Program (“MPCI”) sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”). The U.S. Farm Bill was signed into law February 2014 and fixes the terms of the MPCI program for the next five years. ARMtech’s agriculture insurance premiums, which are primarily driven by MPCI, represent a large portion of our business, totaling $866.0 million of gross premiums written in 2014, and representing 50.5% of the total gross premiums written in our Insurance segment in 2014.
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
We seek to limit our loss exposure in a variety of ways, including by writing many of our insurance and reinsurance contracts on an excess of loss basis, adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event, employing coverage restrictions, following prudent underwriting guidelines for each program written and purchasing reinsurance and retrocessional protection. In the case of proportional treaties, we generally seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. Most of our direct liability insurance policies include maximum aggregate limitations. We also seek to limit our loss exposure through geographic diversification. Disputes relating to coverage and choice of legal forum may also arise. As a result, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend and some or all of our other loss limitation methods may prove to be ineffective. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition and our results of operations, possibly to the extent of eliminating our shareholders’ equity.
Our operating results may also be adversely affected by unexpectedly large accumulations of smaller losses. We seek to manage this risk by using appropriate loss limitation methods as noted above. These processes are intended to ensure that premiums received are sufficient to cover the expected levels of attritional loss as well as a contribution to the cost of natural catastrophes and large losses where necessary. It is possible, however, that our loss limitation methods may not work as intended in this respect and that actual losses, including attritional losses, from a class of risks may be greater than expected, which may have a material adverse effect on our financial condition and our results of operations.
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
We are also subject to credit risk with respect to our reinsurers because the transfer of risk to a reinsurer does not relieve us of our liability to our clients. If our reinsurance companies experience financial difficulties, they may be unable to pay us. In addition, reinsurers may be unwilling to pay us, even though they are able to do so. The failure of one or more of our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and, depending upon the amount of reinsurance we have purchased, could cause us to incur a significant loss.
Consolidation in the (re)insurance industry could adversely affect our business.
Several (re)insurance industry participants are likely seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would expect to write less business. As the (re)insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operations.

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
We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. In the year ended December 31, 2014, our top three brokers represented approximately 50.2% of our net premiums written. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.
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
A portion of our investment portfolio is allocated to alternative funds and specialty funds, which we expect to have different risk characteristics than our investments in traditional fixed maturity securities, equity securities and short-term investments. Our alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. Our specialty funds currently include investments in high yield loan funds. The amount and timing of net investment income from such alternative and specialty investment funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from these investments, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. The amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Many of the investments are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short-term. These investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. In addition, we typically do not hold the underlying securities of these investments in our custody accounts. As a result, we generally do not have the ability to quantify the risks associated with these investments in the same manner as we have for our fixed maturity portfolio. The performance of these investments is also dependent on the individual investment managers and their investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
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
It is possible that U.S. states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation establishing further state involvement in providing or governing the insurance or reinsurance of catastrophe exposed risks, or may otherwise enact legislation, that might further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the Federal level. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of one or more of the catastrophe funds established by U.S. states, which could lead either to a severe dislocation or the necessity of Federal intervention in the markets of one or more of those states, either of which would adversely impact the private insurance and reinsurance industry.

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
We have made a significant investment in the capitalization of Endurance U.K., which is denominated in British Sterling. In addition, we enter into reinsurance and insurance contracts where we are obligated to pay losses in currencies other than U.S. dollars. For the year ended December 31, 2014, approximately 16.2% of our gross premiums were written in currencies other than the U.S. dollar. A portion of our cash and cash equivalents, investments and loss reserves are also denominated in non-U.S. currencies. The majority of our operating foreign currency assets and liabilities are denominated in Euros, British Sterling, Canadian Dollars, Japanese Yen, New Zealand Dollars and Australian Dollars. We may, from time to time, experience losses from fluctuations in the values of these and other non-U.S. currencies, which could have a material adverse effect on our results of operations.
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
As part of our strategy, we have pursued and may continue to pursue growth through acquisitions and/or strategic investments in new businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Successful integration will depend on, among other things, our ability to effectively integrate acquired businesses or new personnel into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of acquired business or new personnel will be successful or that the business acquired will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by the integration process may adversely impact our financial results. Acquisitions could involve numerous additional risks such as:

•	potential losses from unanticipated litigation or levels of claims;

•	the inability to generate sufficient revenue to offset acquisition costs;

•
the value of assets related to acquisitions or new ventures may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected;

•	the assets and liabilities related to acquisitions or new ventures may be subject to foreign currency exchange rate fluctuation; and

•	financial exposures in the event that sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
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
Technology breaches or failures, including but not limited to cyber security incidents, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or services providers to sophisticated and targeted measures known as advanced persistent threats. While we and our business partners and services providers employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our critical information technology systems could have a significant impact on our operations, and potentially on our results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. It is possible that insurance policies we have in place would not entirely protect us in the event that we experienced a cyber security incident, interruption or widespread failure of our information technology systems. Furthermore, we have not secured insurance coverage designed to specifically protect us from an economic loss resulting from such events.

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
We will need to continue to hire employees to work in Bermuda. Generally, under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates) may not engage in any gainful occupation in Bermuda without the appropriate governmental standard work permit. Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Ten year permits are also available but these are generally only applicable where a company meets various criteria, including at least 10 Bermudian staff, development programs for Bermudians, entry level position and equal pay between Bermudans and non-Bermudians. Recent changes to the law now enable an employer to apply for an exemption from the requirement to hold a work permit in respect of its senior executives. Certain senior executives are also now eligible to apply for a permanent resident certificate. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in a local Bermuda newspaper. All of our 24 Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. It is possible that we could lose the services of one or more of our key employees if we are unable to obtain or renew their work permits, which could have a material adverse effect on our business.
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
We believe that we should not be considered a PFIC for U.S. federal income purposes for the year ended December 31, 2014. Moreover, we do not expect to conduct our activities in a manner that would cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we could be deemed a PFIC by the IRS or a court for the 2014 year or any future year. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation. See “Material Tax Considerations – Certain United States Federal Income Tax Considerations – United States Taxation of Holders of Ordinary Shares and Preferred Shares – Shareholders Who Are U.S. Persons – Passive Foreign Investment Companies.”
Changes to U.S. Tax Legislation could have an adverse impact on us or our shareholders
The U.S. Congress and President Obama have offered from time-to-time proposals intended to eliminate certain perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United States but have certain U.S. connections. President Obama's budget for fiscal year 2016 includes such proposals, including a proposal that would deny a U.S. non-life insurance company a deduction for certain non-taxed reinsurance premiums paid to affiliates. Members of Congress have introduced similar proposals in the past, as well as proposals that, under certain circumstances, would treat a foreign corporation that is primarily managed and controlled in the United States as a U.S. corporation for U.S. federal income tax purposes and have introduced bills relating to tax-haven jurisdictions, cross-border transactions and intangible products. We cannot be certain if, when or in what form any such proposals may be enacted and whether such proposals, if enacted, would have retroactive effect. Enactment of some versions of prior proposed legislation as well as other changes in U.S. tax laws, regulations and interpretations of any tax law changes to address these issues could adversely affect the results of our operations and financial condition and could have a material adverse effect on our business, financial condition or results of operations.
The Organization for Economic Cooperation and Development (“OECD”) and the European Union ("EU") are considering measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of preferential tax regimes in countries around the world. In the OECD’s periodic progress reports, Bermuda has not been listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. Bermuda was reported as being largely compliant with the OECD’s international tax standards on transparency and exchange of information in the OECD's 2014 Tax Transparency Report on Progress. Other “largely compliant” jurisdictions include Germany, the United Kingdom and the United States. We are not able to predict what changes will arise from any proposals introduced in connection with the possible new OECD and EU measures or whether such changes will subject us to additional taxes.

The United Kingdom Government has proposed legislation that could affect our United Kingdom operations.
The United Kingdom Government has proposed that, with effect from April 1, 2015, a tax on “diverted profits” would be introduced in the United Kingdom. Details of the new tax remain subject to the finalization of the relevant legislation. According to the United Kingdom Government's publications, the proposed rules are intended to counteract “contrived arrangements” to divert profits from the United Kingdom by avoiding a taxable presence in the United Kingdom or by other contrived arrangements between connected entities. The new tax would be charged at a 25% rate on the amount of diverted profits relating to United Kingdom activity, thereby targeting foreign companies which are perceived as exploiting the United Kingdom's permanent establishment rules or creating other tax advantages by using transactions or entities that lack economic substance. Statements by the United Kingdom Government indicate that the legislation was not primarily focused on the insurance and reinsurance industries. As the proposals are currently drafted, however, it is not possible to provide a definitive view whether and, if so, to what extent our United Kingdom operations will be affected. A new draft of the legislation is expected shortly, including updated guidance, with a view to the new tax being passed into law during 2015.
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
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Switzerland and Singapore sufficient for the operation of its Insurance and Reinsurance segments. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2014, please see Note 11 – “Commitments and Contingencies” to our Audited Consolidated Financial Statements.
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
Our ordinary shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “ENH.” The following table sets forth, for the fiscal quarters and periods indicated, the high and low closing sale price per ordinary share as reported on the NYSE for the two most recent fiscal years:

	High	Low
2014
First quarter	$56.95	$50.93
Second quarter	$54.22	$50.45
Third quarter	$58.39	$51.96
Fourth quarter	$60.67	$54.56
2013
First quarter	$47.81	$40.30
Second quarter	$51.45	$47.22
Third quarter	$53.75	$49.96
Fourth quarter	$58.67	$51.81
Number of Holders of Ordinary Shares
The approximate number of record holders of our ordinary shares as of February 19, 2015 was 166, not including beneficial owners of shares registered in nominee or street name.
Dividends
We paid a quarterly dividend of $0.34 per ordinary share in each of the four quarters of 2014 (2013 - $0.32). Our Board of Directors reviews our ordinary share dividend each quarter and determines the amount, if any, of each dividend at that time. Among the factors considered by the Board of Directors in determining the amount of each dividend are the results of operations and the capital requirements, growth and other characteristics of our businesses. The declaration and payment of future dividends is also subject to certain legal, regulatory and other restrictions.
Endurance Holdings is a holding company and has no direct operations. The ability of Endurance Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Endurance Holdings. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. As of December 31, 2014, the maximum amount of distributions that Endurance Bermuda could pay to Endurance Holdings under applicable insurance and Companies Act regulations without prior regulatory approval was approximately $719.2 million. As of December 31, 2014, Endurance U.K. was precluded by regulatory restrictions from declaring or distributing dividends in 2015. As of December 31, 2014, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from dividend distributions in 2015 without prior regulatory approval. As of December 31, 2014, ARMtech (with notice to the Texas Department of Insurance) could pay $3.7 million of dividends without prior regulatory approval.
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

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
October 1-31, 2014	—	$—	—	5,000,000
November 1-30, 2014	—	$—	—	5,000,000
December 1-31, 2014	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

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
The graph below illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of the Company’s ordinary shares, compared with such return for the (i) Standard & Poor’s (“S&P”) 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2009 to December 31, 2014. During this period, the cumulative total return on the Company’s ordinary shares was 84.45%, the cumulative total return for the S&P 500 Composite Stock Price Index was 105.14% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was 108.92%.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Endurance Specialty Holdings Ltd., the S&P 500 Index,
and the S&P Property & Casualty Insurance Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Endurance Specialty Holdings Ltd.
S&P 500
S&P Property & Casualty Insurance

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Endurance Specialty Holdings Ltd.	100.00	126.88	108.60	116.33	176.39	184.45
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Property & Casualty Insurance	100.00	108.94	108.67	130.52	180.50	208.92
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
We derived the following selected consolidated financial information for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 from our Audited Consolidated Financial Statements and related notes. These historical results are not necessarily indicative of results to be expected from any future period.
You should read the following selected consolidated financial information along with the information contained in this Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Audited Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

For the years ended December 31,	2014	2013	2012	2011	2010
Selected Income Statement Data:
Gross premiums written	$2,894,076	$2,665,244	$2,549,026	$2,467,114	$2,053,236
Net premiums written	1,934,206	2,048,933	2,029,495	1,979,821	1,763,744
Net premiums earned	1,863,978	2,016,484	2,013,900	1,931,393	1,741,113
Net investment income	131,543	166,216	173,326	147,037	200,358
Net realized and unrealized gains	14,283	15,164	72,139	31,671	22,488
Net impairment losses recognized in earnings (losses)	(625)	(1,616)	(847)	(3,520)	(3,944)
Net losses and loss expenses	970,162	1,219,684	1,520,995	1,632,666	1,038,100
Acquisition expenses	319,513	304,430	303,179	282,911	264,228
General and administrative expenses	313,587	294,906	235,689	264,152	241,920
Net income (loss)	348,450	311,915	162,516	(93,734)	364,738
Preferred dividends	32,750	32,750	32,750	24,125	15,500
Net income (loss) available (attributable) to common and participating shareholders	315,700	279,165	129,766	(117,859)	349,238
Per Share Data:
Dividends declared and paid per common share	$1.36	$1.28	$1.24	$1.20	$1.00
Basic earnings (losses) per common share	$7.07	$6.37	$3.00	$(2.95)	$6.73
Diluted earnings (losses) per common share	$7.06	$6.37	$3.00	$(2.95)	$6.38
Weighted average number of common shares outstanding:
Basic	43,368	42,818	42,568	40,215	50,882
Diluted	43,415	42,818	42,602	40,215	53,728

As of December 31,	2014	2013	2012	2011	2010
Selected Balance Sheet Data:
Cash and investments	$6,719,889	$6,574,787	$6,638,942	$6,283,107	$6,187,215
Total assets	9,644,782	8,978,122	8,794,972	8,292,615	7,979,405
Reserve for losses and loss expenses	3,846,859	4,002,259	4,240,876	3,824,224	3,319,927
Reserve for unearned premiums	1,254,519	1,018,851	965,244	932,108	842,154
Debt	527,715	527,478	527,339	528,118	528,411
Preferred stock, Series A non-cumulative	8,000	8,000	8,000	8,000	8,000
Preferred stock, Series B non-cumulative	9,200	9,200	9,200	9,200	—
Total shareholders’ equity	3,185,182	2,886,549	2,710,597	2,611,165	2,848,153
Per Share Data:
Book value per common share (a)	$63.38	$56.99	$53.75	$51.48	$57.25
Diluted book value per common share (b)	$61.33	$55.18	$52.88	$50.56	$52.74

Selected Ratios (based on U.S. GAAP income statement data):
For the years ended December 31,	2014	2013	2012	2011	2010
Net loss ratio(c)	52.1%	60.5%	75.5%	84.6%	59.6%
Acquisition expense ratio(d)	17.1%	15.1%	15.1%	14.6%	15.2%
General and administrative expense ratio(e)	16.8%	14.6%	11.7%	13.7%	13.9%
Combined ratio(f)	86.0%	90.2%	102.3%	112.9%	88.7%

(a)
Book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430.0 million (2010: $200.0 million) redemption value of the preferred stock, divided by basic common shares outstanding of 43,474,259 at December 31, 2014, 43,107,897 at December 31, 2013, 42,431,589 at December 31, 2012, 42,366,873 at December 31, 2011 and 46,258,846 at December 31, 2010.

(b)
Diluted book value per share is a non-GAAP measure based on total shareholders’ equity, less the $430.0 million (2010: $200.0 million) redemption value of the preferred stock, divided by the number of common shares and common share equivalents outstanding at the end of the period, using the treasury stock method. Common share equivalents include options and warrants which are dilutive when the market price of the Company’s shares exceeds the exercise price of the options or warrants. Diluted shares outstanding were 44,920,768 at December 31, 2014, 44,518,210 at December 31, 2013, 43,130,075 at December 31, 2012, 43,142,277 at December 31, 2011 and 50,210,614 at December 31, 2010. We believe that this is an effective measure of the per share value of the Company as it takes into account the effect of all outstanding dilutive securities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in this Form 10-K.
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
Through its operating subsidiaries based in Bermuda, the United States and the United Kingdom, the Company focuses on underwriting specialty lines of personal and commercial property and casualty insurance and reinsurance on a global basis. The Company’s portfolio of specialty lines of business is organized into two business segments – Insurance and Reinsurance.
In the Insurance segment, the Company writes agriculture, casualty and other specialty, professional lines, and property, marine and energy insurance. In the Reinsurance segment, the Company writes catastrophe, property, casualty, professional lines, and specialty reinsurance.
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
The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short-term investments and equity securities that are held as available for sale and other investments, comprised of alternative and specialty funds that are accounted for under the equity method of accounting. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), the available for sale investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporary due to the Company’s intent to sell or requirement to sell such securities, or credit related factors, such losses are included in earnings as net impairment losses recognized in earnings. For other investments, the Company increases or decreases the value of these investments for the Company’s share of income or loss, less dividends, which is included in net investment income.
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
Marketplace Conditions and Trends. In general, at the end of 2014, management believes operating conditions continued to be competitive. In most classes of property and casualty business, the Company experienced mixed pricing, with increases in some casualty classes of business due to the continued low interest rate environment and industry loss development. These positive rate trends have been tempered by relatively high levels of underwriting capacity and competition, particularly in catastrophe exposed property insurance and reinsurance where rates have declined. In the Company's agriculture insurance business, pricing was relatively stable across the portfolio, although the underlying exposure base has varied with commodity price movements. The Company continued to adhere to its underwriting standards by declining business when pricing, terms and conditions did not meet the Company's underwriting criteria.
In 2015, management believes the following four primary influences may affect the market for the Company's insurance and reinsurance products – the continuation of the challenging global economy, continued pricing competition in many of the markets in which the Company operates, increased volatility in agriculture commodity prices, and a low interest rate environment. The United States and other markets around the world have continued to experience unsettled economic conditions, including high levels of unemployment, significant governmental regulation initiatives and continued uncertainty in the financial markets. Although economies are slowly recovering, the lower levels of economic activity are likely to continue to suppress growth in demand for insurance and reinsurance. In addition, increased capital investment and new forms of reinsurance in the industry are likely to have a continuing negative impact on pricing, particularly in catastrophe exposed property insurance and reinsurance. This is likely to result in a continued competitive global insurance and reinsurance market in 2015. The Company's agriculture insurance business will be influenced by the volatility of agriculture commodity prices, which could lead to decreased premium and risk exposure levels which may be partially offset by higher demand for agriculture insurance due to recent yield and price volatility. Lastly, the current low interest rate environment may result in a lower appetite for longer duration risks that are not adequately priced as there will be reduced investment earnings from underwriting cash flows.
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

Premiums and Related Expenses. The Company’s insurance premiums are earned pro rata over the terms of the applicable risk period specified in the insurance policy. The Company’s insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium that is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will generally only adjust if the underlying insured values adjust. Accordingly, the Company monitors the underlying insured values and records additional or return premiums in the period in which amounts are reasonably determinable. For the Company's agriculture insurance line, premiums are determined based on estimated acreage planted combined with the base commodity price for the insured crops. Adjustments are made to the agriculture premium estimates as acreage reporting and claims adjusting occurs. Insurance premiums written accounted for 59%, 55%, and 56% of the Company’s gross premiums written during the years ended December 31, 2014, 2013, and 2012, respectively.
The Company’s reinsurance premiums are earned in proportion to the amount of reinsurance protection provided over the applicable risk period established in the reinsurance contract. Reinsurance contracts written on a losses occurring basis cover losses which occur during the term of the reinsurance contract, typically 12 months. Accordingly, the Company earns the premium on a losses occurring reinsurance contract evenly over the reinsurance contract term. Losses occurring reinsurance contracts accounted for approximately 20%, 21%, and 22% of the Company’s gross premiums written during the years ended December 31, 2014, 2013, and 2012, respectively. Reinsurance contracts written on a policies attaching basis cover losses from the underlying insurance policies incepting during the terms of the reinsurance contracts. Losses under a policies attaching reinsurance contract may occur after the end date of the reinsurance contract, so long as they are losses from policies which began during the reinsurance contract period. The Company typically earns the premiums for policies attaching reinsurance contracts over a 24 month period in proportion to the amount of reinsurance protection provided to reflect the extension of the risk period past the term of the contract and the varying levels of reinsurance protection provided during the reinsurance contract period. Policies attaching reinsurance contracts accounted for approximately 21%, 24%, and 22% of the Company’s gross premiums written during the years ended December 31, 2014, 2013, and 2012, respectively.
In addition to the applicable risk period, the Company’s estimate of its reinsurance premiums written is based on the type of reinsurance contracts underwritten. For excess of loss reinsurance contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the reinsurance contract’s written premium at inception. The Company earns reinstatement premiums upon the occurrence of a loss under the reinsurance contract. Reinstatement premiums are calculated in accordance with the contract terms based upon the ultimate loss estimate associated with each contract. Excess of loss reinsurance contracts accounted for approximately 19%, 22%, and 24% of the Company’s gross premiums written during the years ended December 31, 2014, 2013, and 2012, respectively. For proportional reinsurance contracts, the Company estimates premiums, commissions and related expenses based on broker and ceding company estimates. In addition to broker and ceding company estimates, the Company's management also utilizes its judgment in establishing proportional reinsurance contract premium estimates after considering the following factors:

•	the ceding company’s historical premium versus projected premium;

•	the ceding company’s history of providing accurate estimates;

•	anticipated changes in the marketplace and the ceding company’s competitive position therein;

•	reported premiums to date; and

•	correspondence and communication between the Company and its brokers, intermediaries and ceding companies.
Proportional reinsurance contracts accounted for approximately 22%, 23%, and 20% of the Company’s gross premiums written during the years ended December 31, 2014, 2013, and 2012, respectively.
Premiums on the Company’s excess of loss and proportional reinsurance contracts are estimated at the time the business is underwritten. Accordingly, this is the amount the Company records as written premium in the period the reinsurance contracts are underwritten. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the original premium estimates and any adjustments to these estimates are recorded in the period in which they become known. The Company has not historically experienced material adjustments to its initial premium estimates for its excess of loss reinsurance contracts. For proportional contracts, as is customary in the reinsurance market, there is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company to the Company, either directly or through a reinsurance intermediary. This time lag can vary from one to several months or calendar quarters. In addition, uncertainty in premium estimates arises due to changes in renewal rates or rate of new business acceptances by the cedant insurance companies and changes in the rates being charged by cedants. Changes to original premium estimates for proportional contracts could be material and such adjustments may directly and significantly impact earnings in the period they are determined because the subject premium may be fully or substantially earned.
The Company’s historical experience has shown that estimated premiums from proportional contracts have varied and have been adjusted by up to approximately 7%, although larger variations, both positive and negative, are possible as a result of changes in one or more of the premium assumptions as noted above. A 7% variation in the Company’s proportional premiums receivable, net as of December 31, 2014, after considering the related expected losses and loss expenses, acquisition expenses and taxes, would result in an impact of approximately $5.6 million on the Company’s net income.
The following summarizes the Company’s net proportional premium estimates within premiums receivable, net on the Company’s Audited Consolidated Balance Sheets as of December 31, 2014 and 2013:

Classes of Coverage	Casualty	Professional lines	Property	Other specialty	Total
	(U.S. dollars in thousands)
As of December 31, 2014
Proportional premiums receivable, net	$51,359	$83,707	$102,261	$46,970	$284,297
As of December 31, 2013
Proportional premiums receivable, net	$54,557	$76,562	$62,623	$48,579	$242,321
As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premiums receivable asset on our balance sheet. We actively monitor our premiums receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. At December 31, 2014, the Company has an allowance for estimated uncollectible premiums receivable of $2.6 million (2013 — $2.3 million).
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
For the agriculture insurance line of business, case reserves are established from initial loss notifications that are provided to our independent agents from insureds. Based on the information provided, the Company’s system establishes a case reserve amount calculated from a formulaic model that includes historical experience, type of crop, and percent of liability. As actual claims are adjusted, outstanding reserves are adjusted to reflect the actual losses incurred.
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
The Company uses reserving methods that are commonly applied when limited loss development experience exists. As the Company has accumulated its own loss reserve history, it has incorporated the Company’s actual loss experience for certain lines of business that have reached a level of maturity sufficient to provide a credible basis on which to estimate its reserve for losses and loss expenses related to these lines of business. The Company continues to utilize industry loss and development patterns in the establishment of loss and loss expense reserves where appropriate.
Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves. The most significant assumptions used as of December 31, 2014 to estimate the reserve for losses and loss expenses within the Company’s Insurance and Reinsurance segments are as follows:

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

•
the terms of the contracts and policies the Company entered into with its insureds and ceding companies will be interpreted as intended, including those related to applicable aggregation limits and occurrence definitions.

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
Factors Creating Uncertainty in the Estimation of the Reserve for Losses and Loss Expenses. While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for losses and loss expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, including the Company’s casualty, property, professional lines, catastrophe, and specialty lines in the Reinsurance segment and the Company’s casualty and professional lines in the Insurance segment, which are discussed in detail below. In addition, the Company’s Reinsurance segment is subject to additional factors that add to the uncertainty of estimating loss and loss expense reserves. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating loss and loss expense reserves.

The aspects of the Company’s casualty and professional lines in the Reinsurance and Insurance segments that complicate the process of estimating loss reserves include the lack of long-term historical data for losses of the same type intended to be covered by the policies and contracts written by the Company and the expectation that a portion of losses in excess of the Company’s attachment levels in many of its contracts will be low in frequency and high in severity, limiting the usefulness of claims experience of other insurers and reinsurers for similar claims. In addition, the portion of the Company’s casualty line in its Insurance segment that is underwritten in Bermuda sometimes includes policy forms that vary from more traditional policy forms. The primary difference in the casualty policy form sometimes used by Endurance Bermuda from more traditional policy forms relates to the coverage being provided on an occurrence reported basis instead of the typical occurrence or claims-made basis used in traditional policy forms. The occurrence reported policy forms typically cover occurrences causing unexpected and unintended personal injury or property damage to third parties arising from events or conditions that commence at or subsequent to an inception date, and prior to the expiration of the policy provided that proper notice is given during the term of the policy or the discovery period.
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
In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Findings are communicated as appropriate to the ceding companies and are utilized in the establishment or revision of the Company’s case reserves and related IBNR reserves. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2014, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2014, there were no significant backlogs related to the processing of policy or contract information in the Company’s Insurance or Reinsurance segments.
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
Investments. The Company currently classifies its fixed maturity investments, short-term investments and equity securities, as “available for sale” and, accordingly, these investments are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income. The Company determines the fair value of its fixed maturity, short-term and equity investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable inputs and minimize the use of unobservable inputs. Current accounting guidance establishes three levels as follows:
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
The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity, short-term and equity portfolios. The Company obtains multiple prices for its securities where available. Pricing sources used in pricing the Company’s fixed maturity, short-term and equity portfolios at December 31, 2014 were as follows:

Pricing services	16.5%
Index providers	69.4%
Broker/dealers	14.1%
Pricing Services and Index Providers. Pricing services, including index providers, provide pricing for less-complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use a matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At December 31, 2014, the Company has not adjusted any pricing provided by independent pricing services and index providers and have classified all such securities as Level 2.
Broker/Dealers. Generally, the Company obtains quotes directly from broker/dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Broker/dealer quotes may also be used if the pricing from pricing services or index providers is not reflective of current market levels, as detected by our pricing control tolerance procedures. Generally, broker/dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker/dealers are all non-binding. At December 31, 2014, the Company has not adjusted any pricing provided by broker/dealers and has classified the majority of such securities as Level 2.
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
Other than Temporary Impairment. Following a determination of fair value, the Company reviews its fixed maturity and short-term portfolios to determine whether any declines in the fair value below the amortized cost basis of these securities are other-than-temporary. If the Company determines that a decision to sell the security has been made or that it is more likely than not that the Company will be required to sell a fixed maturity or short-term security, the Company deems the security to be other-than-temporarily impaired and writes it down to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.
For the remaining fixed maturity and short-term investments in an unrealized loss position for which a decision to sell has not been made and it is more likely than not that the Company will not be required to sell, the Company performs additional reviews to determine whether the investment will recover its amortized cost.
If the amortized cost of the Company’s fixed maturity or short-term investments is, based upon the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed maturity or short-term investments is likely to be recovered and related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive income in the shareholders’ equity section of the Company’s balance sheet.
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
Other Investments. Other investments consist of alternative and specialty funds and are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. Alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. Specialty funds currently include high yield loan funds. The carrying value of other investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.
Goodwill and Intangible Assets. The Company is required to make an annual assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment of these assets can be either partial or full. For goodwill, impairment is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill asset of $91.2 million as of December 31, 2014.
In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include forecasts of discounted future cash flows and future profits in addition to an analysis of the Company’s stock price relative to both its book value and its net income. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2014.
Intangible assets are tested for impairment annually. For the year ended December 31, 2014, a quantitative analysis was performed to determine the fair value of the Company's intangible assets with indefinite lives. This valuation analysis showed that certain of the Company's U.S. insurance licenses, which are included in the Company's Insurance business segment, were impaired by $5.5 million (2013 - nil). The determination of this impairment was a result of an evaluation of recent sales prices for companies with similar insurance licenses, which indicated that the prices for excess and surplus lines licenses are lower due to the passage of Dodd-Frank legislation that has standardized and simplified the process to obtain excess and surplus lines licenses, resulting in a lower value for these licenses. The impairment loss of $5.5 million is included within the net realized and unrealized gains line item in the Consolidated Statements of Income and Comprehensive Income.
Deferred Tax Assets. The Company provides for income taxes in accordance with the provisions of the relevant accounting guidance on, “Accounting for Income Taxes” and “Accounting for Uncertain Tax Positions” for Endurance Reinsurance, Endurance American, Endurance American Specialty, Endurance Risk Solutions, ARMtech and Endurance U.K., which are the Company's operating subsidiaries in income tax paying jurisdictions. The Company's deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our Audited Consolidated Financial Statements and the tax basis of our assets and liabilities. The Company determines deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in management's assumptions and resulting estimates could be material and have an adverse impact on the Company's financial results of operations and liquidity. Any such differences are recorded in the period in which they become known. As of December 31, 2014, the Company had a net deferred income tax asset of $49.0 million (2013 - $51.7 million), which includes a valuation allowance of $121.4 million (2013 - $122.7 million).
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

Results of Operations
Years Ended December 31, 2014, 2013 and 2012
The following is a discussion and analysis of the Company’s consolidated results of operations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$2,894,076	$2,665,244	$2,549,026
Ceded premiums written	(959,870)	(616,311)	(519,531)
Net premiums written	1,934,206	2,048,933	2,029,495
Net premiums earned	1,863,978	2,016,484	2,013,900
Net investment income	131,543	166,216	173,326
Net realized and unrealized gains	14,283	15,164	72,139
Net impairment losses recognized in earnings	(625)	(1,616)	(847)
Other underwriting loss	(5,786)	(2,046)	(2,183)
Total revenues	2,003,393	2,194,202	2,256,335
Expenses
Net losses and loss expenses	970,162	1,219,684	1,520,995
Acquisition expenses	319,513	304,430	303,179
General and administrative expenses	313,587	294,906	235,689
Amortization of intangibles	6,484	7,012	10,347
Net foreign exchange losses (gains)	3,839	14,214	(15,911)
Interest expense	40,968	36,188	36,174
Income tax expense	390	5,853	3,346
Total expenses	1,654,943	1,882,287	2,093,819
Net income	$348,450	$311,915	$162,516
Ratios
Net loss ratio	52.1%	60.5%	75.5%
Acquisition expense ratio	17.1%	15.1%	15.1%
General and administrative expense ratio	16.8%	14.6%	11.7%
Combined ratio	86.0%	90.2%	102.3%
Premiums
Gross premiums written in 2014 increased $228.8 million, or 8.6%, compared to 2013 and increased $345.1 million, or 13.5% compared to 2012. The following table provides the distribution of gross premiums written by the geographic location in which the risk originated for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(U.S. dollars in thousands)
United States	$2,054,431	$1,960,693	$1,901,686
Worldwide	456,078	435,655	412,941
Europe	172,077	153,516	121,363
Australasia	61,994	25,191	22,497
Japan	45,618	33,879	36,392
Canada	19,622	15,403	17,248
Other	84,256	40,907	36,899
Total gross premiums written	$2,894,076	$2,665,244	$2,549,026
Increases in gross premiums written for 2014 versus 2013 and 2012 were driven by the following factors:

•
An increase in gross premiums written in the Insurance segment's casualty and other specialty, property, marine and energy, and professional lines of business, including excess casualty, marine, energy, property and various professional liability coverages, as a result of the expansion of the Company’s Insurance underwriting personnel in the U.S. and the U.K. over the last twenty four months offset by a decline in gross premiums written in the agriculture line of business due to declines in commodity prices on spring crops;

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment as a result of new trade credit, surety and international agriculture business written, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions in the aviation and space business;

•
An increase in gross premiums written in the professional line of business in the Reinsurance segment, due primarily to new business generated by underwriting teams that joined the Company in late 2013, partially offset by non-renewal of contracts that no longer met profitability targets; and

•
A decline in gross premiums written in the casualty line of business in the Reinsurance segment due to non-renewal of business that no longer met profitability targets and reduced participation on certain contracts where pricing was inadequate, partially offset by new business.

Net premiums written in 2014 decreased $114.7 million, or 5.6%, compared to 2013 and decreased $95.3 million, or 4.7% compared to 2012. The change in net premiums written for 2014 compared to 2013 and 2012 was driven primarily by an increase in ceded premiums written by the Company for the year ended December 31, 2014 across both the Insurance and Reinsurance segments. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to a new whole account quota share treaty providing protection for all of the Insurance segment’s book of business for 2014. In addition, the Company purchased excess of loss reinsurance covering the Insurance segment’s agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of retrocessional protection within the catastrophe and specialty lines of business, including an aggregate all perils excess of loss treaty and increased proportional retrocession.
Net premiums earned in 2014 decreased $152.5 million, or 7.6% compared to 2013 and decreased $149.9 million, or 7.4% compared to 2012 principally due to the increase in ceded premiums written.
Net Investment Income
The components of net investment income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(U.S. dollars in thousands)
Available for sale investments	$123,773	$113,074	$135,841
Other investments	19,609	64,321	49,059
Cash and cash equivalents	2,445	2,752	1,616
	$145,827	$180,147	$186,516
Investment expenses	(14,284)	(13,931)	(13,190)
Net investment income	$131,543	$166,216	$173,326
The Company’s 2014 net investment income decreased 20.9% or $34.7 million as compared to 2013 and decreased 24.1% or $41.8 million as compared to 2012. Net investment income during 2014 included net mark to market gains of $19.6 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $64.3 million in 2013 and mark to market gains of $49.1 million in 2012. Investment income generated by the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $10.7 million in 2014 compared to 2013 and decreased by $12.1 million compared to 2012. The movement in investment income resulted from changes in the book yield of the fixed maturity investment portfolio as a result of interest rate movements and reinvestment of amounts from maturing securities within the periods. The value of the investment portfolio (including cash and cash equivalents and pending investment purchases and sales) as of December 31, 2014 increased 1.6% from 2013 and 0.6% from 2012. The increase in the investment portfolio in 2014 resulted primarily from increased assets available for investment due to income generated during 2013 and 2014. Investment expenses in 2014 were comparable to those of 2013 and increased compared to 2012 due to an increase in invested assets.

The annualized net earned yield and total return of the investment portfolio for the years ended December 31, 2014, 2013 and 2012 and market yield and portfolio duration as of December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Annualized net earned yield(1)	2.03%	2.59%	2.75%
Total return on investment portfolio(2)	2.79%	1.43%	4.70%
Market yield(3)	1.94%	1.92%	1.37%
Portfolio duration(4)	2.91 years	3.11 years	2.49 years

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
During 2014, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 55 basis point range, with a high of 1.17% and a low of 0.62%. Trading activity in the Company’s portfolio in 2014 included increased allocations to collateralized obligations, corporate securities, asset-backed securities, foreign government bonds, and equity securities, and reductions in other investments, U.S. government and government agencies securities and short-term investments. The duration of the fixed maturity portfolio was 2.91 years at December 31, 2014 and 3.11 years at December 31, 2013. The decrease in duration from 2013 to 2014 was due to the decrease in longer term interest rates, which increased the estimated rate of prepayments underlying the Company’s mortgage-backed securities portfolio, causing a reduction of the average expected maturity of these securities.
Net Realized and Unrealized Gains
The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale for the year ended December 31, 2014 were $3,557.5 million compared to $3,374.0 million for the year ended December 31, 2013 and $4,143.5 million for the year ended December 31, 2012. Net realized and unrealized gains decreased in the year ended December 31, 2014 compared to 2013 and 2012 due to the impact of the rise in interest rates during 2013 and from an intangible asset impairment loss recorded in 2014.
Realized investment gains and losses, intangible asset impairment loss, and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$35,921	$40,018	$77,474
Gross realized losses on investment sales	(16,515)	(25,521)	(6,164)
Intangible asset impairment loss	(5,450)	—	—
Change in fair value of derivative financial instruments	327	667	829
Net realized and unrealized gains	$14,283	$15,164	$72,139
Net investment impairment losses recognized in earnings for the years ended December 31, 2014, 2013 and 2012 as a result of other-than-temporarily impaired securities were $0.6 million, $1.6 million and $0.8 million, respectively.
Net Foreign Exchange Gains and Losses
During 2014, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in net foreign exchange losses of $3.8 million compared to losses of $14.2 million for 2013 and gains of $15.9 million for 2012. The modest loss recorded in the current period resulted from offsetting exposures across the Company as the U.S. dollar weakened generally in the first half of the year before strengthening against the major currencies in the second half. In 2013, the net foreign exchange loss resulted from the U.S. dollar strengthening in particular against the Japanese Yen and Australian dollar, which caused the Company's net asset positions in those currencies to be revalued lower. In contrast, in 2012 the Company was in a net liability position particularly related to the Japanese Yen as the U.S. dollar strengthened against the Yen over the period resulting in foreign exchange gains. In addition, foreign exchange gains were recognized in income as revaluations on investments recorded in other comprehensive income (loss) were realized in 2012.

Net Losses and Loss Expenses
The Company’s reported net losses and loss expenses are significantly impacted by the occurrence or absence of catastrophic events and subsequent loss emergence related to such events. The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with catastrophes for the years ended December 31, 2014, 2013 and 2012.

2014
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$6.4
April 2014	Windstorms in the United States	6.6
May 2014	Windstorms in the United States	2.9
June 2014	Windstorms in the United States	5.5
June 2014	Windstorm Ela in Europe	19.8
November 2014	Windstorm in Australia	6.3
	Other loss events in 2014	3.6
		$51.1

2013
Event Date	Event	Net Loss
(U.S. dollars in millions)
June 2013	Floods in Canada	$6.6
June 2013	Floods in Europe	12.3
May 2013	Windstorms in the United States	8.2
July 2013	Hailstorms in Germany	29.6
October & December 2013	Windstorms in Europe	15.5
		$72.2

2012
Event Date	Event	Net Loss
(U.S. dollars in millions)
October 2012	Superstorm Sandy	$158.2
March/April 2012	Windstorms in the United States	38.8
May 2012	Earthquake in Italy	9.4
		206.4
For 2014, catastrophe related losses added 2.9 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 3.9 percentage points in 2013 and 10.6 percentage points in 2012. The Company's net loss ratio improved in 2014 compared to 2013 and 2012 due to a decrease in catastrophe losses, increased favorable prior year loss reserve development and the strategic re-underwriting and re-balancing of the Company's underwriting portfolios, driven in part by the impact of underwriting teams added during the past two years.
During 2014, 2013 and 2012, the Company’s previously estimated ultimate losses for prior accident years were reduced by $233.8 million, $222.4 million and $120.2 million, respectively, as the loss emergence related to prior accident years was lower than expected. The overall net reduction in the Company’s estimated losses for prior accident years experienced in 2014 emerged across all lines of the Company’s Insurance and Reinsurance segments. Favorable prior year loss reserve development in 2014 was higher than in 2013 in the Insurance segment due to lower than expected reported losses in the casualty and other specialty and professional lines of business. Favorable prior year loss reserve development in 2014 was lower than in 2013 in the Reinsurance segment in the catastrophe and property lines of business as 2013 included significant reductions in reserve estimates related to the Thailand flood losses of 2011 ($24.4 million) and Superstorm Sandy losses in 2012 ($24.1 million). Comparatively, 2012 included adverse development on some of the major 2011 loss events impacting the Reinsurance property line of business.
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
Acquisition Expenses
The Company’s acquisition expense ratio in 2014 was higher than 2013 and 2012 primarily due to growth in net premiums earned in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in net premiums earned in the agriculture line of business in the Insurance segment and the catastrophe line of business in the Reinsurance segment, which incur lower than average acquisition expenses.
General and Administrative Expenses
The Company’s general and administrative expense ratio for 2014 was higher than that of 2013 and 2012, due to $15.5 million of expenses related to the potential acquisition of Aspen Insurance Holdings Limited ("Aspen"), an increase in performance based annual incentive compensation expenses associated with improved corporate performance, and an increase in personnel costs related to the addition of new underwriting teams and management personnel. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance during 2014. At December 31, 2014, the Company had a total of 997 employees as compared to 920 employees at December 31, 2013 and 881 employees at December 31, 2012.
Income Tax Expense
The Company incurred a tax expense for the year ended December 31, 2014 of $0.4 million compared to a tax expense of $5.9 million and $3.3 million for the years ended December 31, 2013 and 2012. The tax expense in 2014 resulted from an increase in the deferred tax asset valuation allowance related to the Company's United States taxable jurisdictions.
Net Income
The Company generated net income of $348.5 million in 2014 compared to net income of $311.9 million in 2013 and $162.5 million in 2012. The increase in 2014 net income compared to 2013 and 2012 was primarily due to a reduction in losses incurred, which was partially offset by reduced net premiums earned, reduced investment income, and higher acquisition and general administrative expenses.

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
Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,716,128	$1,475,429	$1,429,930
Ceded premiums written	(855,722)	(542,919)	(487,573)
Net premiums written	860,406	932,510	942,357
Net premiums earned	833,912	946,474	955,089
Other underwriting loss	—	—	(2,684)
	833,912	946,474	952,405
Expenses
Net losses and loss expenses	594,561	774,425	855,941
Acquisition expenses	65,368	64,778	75,597
General and administrative expenses	174,575	157,596	125,108
	834,504	996,799	1,056,646
Underwriting loss	$(592)	$(50,325)	$(104,241)

Ratios
Net loss ratio	71.4%	81.8%	89.6%
Acquisition expense ratio	7.8%	6.8%	7.9%
General and administrative expense ratio	20.9%	16.7%	13.1%
Combined ratio	100.1%	105.3%	110.6%

Premiums. Gross premiums written in 2014 increased $240.7 million, or 16.3%, compared to 2013 and increased $286.2 million, or 20.0% compared to 2012. Net premiums written in the Insurance segment decreased in 2014 by 7.7% compared to 2013 and decreased 8.7% compared to 2012. Gross and net premiums written for each line of business in the Insurance segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$866,025	$459,149	$954,389	$570,738	$903,730	$553,762
Casualty and other specialty	396,113	195,927	303,803	218,298	296,325	216,780
Professional lines	263,538	93,640	148,537	95,101	169,815	137,885
Property, marine and energy	190,452	111,690	68,700	48,373	60,060	33,930
Total	$1,716,128	$860,406	$1,475,429	$932,510	$1,429,930	$942,357
The change in the Insurance business segment gross premiums written in 2014 compared to 2013 and 2012 was driven by the following factors:

•
An increase in gross premiums written in the casualty and other specialty, property, marine and energy, and professional lines of business, including excess casualty, marine, energy, property and various professional liability coverages, as a result of the expansion of the Company’s Insurance underwriting personnel in the U.S. and the U.K. over the last twenty-four months; and

•	A decline in gross premiums written in the agriculture line of business due to declines in commodity prices on spring crops, partially offset by growth in policy counts.
Net premiums written in the Insurance segment decreased as a result of increased ceded premiums written by the Company during 2014 as compared to 2013 and 2012. Ceded premiums written increased across all lines of business primarily due to a new whole account quota share treaty providing protection for all of the Insurance segment’s book of business for 2014 combined with additional quota share covers or increases in coverage in 2014 compared to 2013. In addition, the Company purchased an excess of loss treaty covering the agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written.
Net premiums earned by the Company in 2014 in the Insurance segment decreased compared to net premiums earned in 2013 and 2012 primarily due to lower gross premiums written in the agriculture line of business due to commodity price declines as well as from additional expense incurred from the purchase of excess of loss reinsurance on this line of business.
Net Losses and Loss Expenses. The decrease in the net loss ratio in the Company’s Insurance segment for the year ended December 31, 2014 compared to 2013 and 2012 resulted primarily from a lower current accident year loss ratio and increased levels of favorable loss reserve development. The current accident year loss ratio improved for 2014 versus 2013 due primarily to lower losses incurred in the casualty and other specialty line of business driven by the strategic re-underwriting and re-balancing of the portfolio. Prior year loss reserves were reduced in 2014 by $80.6 million as compared to reductions of $33.9 million and $46.2 million for the years ended December 31, 2013 and 2012. The Company’s Insurance segment experienced net reductions in the Company’s estimated losses for prior accident years in 2014 as claims have not materialized as originally estimated by the Company, primarily in the casualty and other specialty line of business.
Acquisition Expenses. The Company’s acquisition expense ratio in the Insurance segment for the year ended December 31, 2014 increased compared to 2013 and was similar to 2012. The increase in acquisition expense ratio over 2013 was due to the decrease in net earned premiums in the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The Company’s general and administrative expense ratio in the Insurance segment for 2014 increased compared to both 2013 and 2012. The increase in 2014 was due to an increase in annual incentive compensation expenses associated with improved corporate performance, an increase in personnel costs related to the addition of new underwriting teams and management personnel, and increased corporate expenses related to the potential acquisition of Aspen on a lower earned premium base. This increase was partially offset by increased ceding commissions received as a result of additional purchases of reinsurance during the current year.

Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance segment for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(U.S. dollars in thousands)
Revenues
Gross premiums written	$1,177,948	$1,189,815	$1,119,096
Ceded premiums written	(104,148)	(73,392)	(31,958)
Net premiums written	1,073,800	1,116,423	1,087,138
Net premiums earned	1,030,066	1,070,010	1,058,811
Other underwriting (loss) income	(5,786)	(2,046)	501
	1,024,280	1,067,964	1,059,312
Expenses
Net losses and loss expenses	375,601	445,259	665,054
Acquisition expenses	254,145	239,652	227,582
General and administrative expenses	139,012	137,310	110,581
	768,758	822,221	1,003,217
Underwriting income	$255,522	$245,743	$56,095

Ratios
Net loss ratio	36.4%	41.6%	62.8%
Acquisition expense ratio	24.7%	22.4%	21.5%
General and administrative expense ratio	13.5%	12.8%	10.4%
Combined ratio	74.6%	76.8%	94.7%
Premiums. Gross premiums written in 2014 decreased $11.9 million, or 1.0%, compared to 2013 and increased $58.9 million, or 5.3% compared to 2012. Net premiums written in the Reinsurance segment decreased in 2014 by 3.8% over 2013 and 1.2% over 2012, respectively. Gross and net premiums written for each line of business in the Reinsurance segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$343,213	$252,973	$355,751	$294,260	$378,387	$351,140
Property	287,326	287,235	297,806	292,872	349,579	349,586
Casualty	159,533	157,947	241,358	239,525	208,353	207,113
Professional lines	174,656	174,656	163,594	163,594	59,076	59,076
Specialty	213,220	200,989	131,306	126,172	123,701	120,223
Total	$1,177,948	$1,073,800	$1,189,815	$1,116,423	$1,119,096	$1,087,138
The change in the Reinsurance business segment net premiums written during 2014 compared to 2013 and 2012 was driven by the following factors:

•
An increase in net premiums written in the specialty line of business as a result of new trade credit, surety and international agriculture business written, partially offset by non-renewal of business that no longer met profitability targets and increased ceding company retentions in the aviation and space business, and an increase in ceded premiums due to additional proportional retrocession purchased on the specialty line of business;

•
An increase in net premiums written in the professional line of business due primarily to new business generated by underwriting teams that joined the Company in late 2013, partially offset by non-renewal of contracts that no longer met profitability targets;

•
A decline in net premiums written in the casualty line of business due to non-renewal of business that no longer met profitability targets and reduced participation on certain contracts where pricing was inadequate, partially offset by new business;

•
A decline in net premiums written in the catastrophe line of business due to reductions in signed lines on renewed contracts and non-renewals due to rate declines, and an increase in ceded premiums due to increased retrocessional protection purchased on this line of business; and

•
A decline in net premiums written in the property line of business due to non-renewal of business that no longer met profitability targets and increased ceding company retentions, partially offset by new business.

Net premiums earned by the Company in the Reinsurance segment decreased in 2014 compared to 2013 and 2012 primarily due to the overall increase in ceded premiums written during 2014.
Net Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for 2014 decreased compared to 2013 and 2012 as a result of lower levels of catastrophe related activity in 2014, and a decline in the current accident year loss ratio. The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with catastrophes in the Reinsurance segment for the years ended December 31, 2014, 2013 and 2012.

2014
Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2014	Windstorm in Japan	$6.4
April 2014	Windstorms in the United States	6.6
May 2014	Windstorms in the United States	2.9
June 2014	Windstorms in the United States	5.5
June 2014	Windstorm Ela in Europe	19.8
November 2014	Windstorm in Australia	6.3
	Other loss events in 2014	3.6
		$51.1

2013
Event Date	Event	Net Loss
(U.S. dollars in millions)
June 2013	Floods in Canada	$6.6
June 2013	Floods in Europe	12.3
May 2013	Windstorms in the United States	8.2
July 2013	Hailstorms in Germany	29.6
October & December 2013	Windstorms in Europe	15.5
		$72.2

2012
Event Date	Event	Net Loss
(U.S. dollars in millions)
October 2012	Superstorm Sandy	$123.2
March/April 2012	Windstorms in the United States	38.8
May 2012	Earthquake in Italy	9.4
		$171.4
For 2014 catastrophe related losses added 5.1 percentage points to the Reinsurance segment’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 7.4 percentage points in 2013 and 17.3 percentage points in 2012.
For 2014 the current accident year loss ratio decreased as compared to 2013 and 2012 from the strategic re-underwriting and re-balancing of the Company's underwriting portfolios, driven in part by the impact of underwriting teams added during the past two years.

The Company experienced lower favorable prior year loss reserve development in its Reinsurance segment in 2014 compared to 2013 and higher levels of favorable development compared to 2012. During 2014, 2013 and 2012, the Company’s previously estimated ultimate losses for the Reinsurance segment for prior accident years were reduced by $153.2 million, $188.5 million and $74.0 million, respectively. The 2014 favorable prior year loss reserve development emerged across all business lines in the segment. Favorable prior year loss reserve development resulted as claims have not materialized as originally estimated by the Company. During 2014, the majority of the favorable loss reserve development emanated from the catastrophe, property and specialty lines of business. During 2013, the favorable loss reserve development was primarily driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012, and from lower than expected attritional losses.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment for the year ended December 31, 2014 was higher than in 2013 and 2012 primarily due to growth in net premiums earned in the professional line of business, which incurs a higher than average net acquisition expense rate, and a decline in net premiums earned in the catastrophe line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment increased in 2014 compared to 2013 and 2012 due to an increase in annual incentive compensation expenses associated with improved year to date corporate performance, an increase in personnel costs related to the addition of new underwriting teams and management personnel, and higher corporate expenses primarily related to the potential acquisitions of Aspen.
Investment Portfolio
The Company’s investment portfolio was valued at $6.6 billion as of December 31, 2014 compared to $6.5 billion as of December 31, 2013. The Company’s investment portfolio is comprised of cash and cash equivalents, fixed maturity investments, short-term investments, equity securities and other investments, comprised of alternative funds and specialty funds. Alternative funds include investments in hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity. Specialty funds currently include high yield loan funds. During 2014, the Company's investment in convertible debt funds previously classified as other investments was merged by the investment manager into a new fund that is classified as an available for sale equity security.

The following tables set forth the types of securities, amortized costs, fair values and related gross unrealized gains and losses of our fixed maturity, short-term and equity investment portfolios as of December 31, 2014 and 2013:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
Fixed maturity investments
U.S. government and agencies securities	$582,970	$6,471	$(2,030)	$587,411
U.S. state and municipal securities	39,340	191	(118)	39,413
Foreign government securities	239,217	2,983	(1,664)	240,536
Government guaranteed corporate securities	47,436	675	(9)	48,102
Corporate securities	1,354,370	12,742	(5,650)	1,361,462
Residential mortgage-backed securities	1,149,536	27,542	(2,072)	1,175,006
Commercial mortgage-backed securities	960,598	21,374	(2,553)	979,419
Collateralized loan and debt obligations(1)	247,510	1,449	(948)	248,011
Asset-backed securities	411,529	2,265	(573)	413,221
Total fixed maturity investments	$5,032,506	$75,692	$(15,617)	$5,092,581
Short-term investments	9,015	—	(1)	9,014
Total fixed income investments	$5,041,521	$75,692	$(15,618)	$5,101,595
Equity securities
Equity investments	$176,167	$29,660	$(3,292)	$202,535
Emerging market debt funds	60,826	—	(676)	60,150
Convertible funds	46,331	—	(220)	46,111
Preferred equity investments	13,858	2,022	(44)	15,836
Short-term fixed income fund	6,740	—	(4)	6,736
Total equity securities	$303,922	$31,682	$(4,236)	$331,368

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $15.2 million.

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(U.S. dollars in thousands)
Fixed maturity securities
U.S. government and agencies securities	$771,227	$5,735	$(7,619)	$769,343
U.S. state and municipal securities	27,138	111	(395)	26,854
Foreign government securities	183,650	1,003	(2,006)	182,647
Government guaranteed corporate securities	34,921	274	(50)	35,145
Corporate securities	1,217,585	16,225	(6,511)	1,227,299
Residential mortgage-backed securities	1,192,085	17,005	(21,899)	1,187,191
Commercial mortgage-backed securities	932,263	23,423	(8,009)	947,677
Collateralized loan and debt obligations(1)	92,519	2,233	(200)	94,552
Asset-backed securities	351,192	2,919	(855)	353,256
Total fixed maturity investments	$4,802,580	$68,928	$(47,544)	$4,823,964
Short-term investments	35,029	1	(2)	35,028
Total fixed income investments	$4,837,609	$68,929	$(47,546)	$4,858,992
Equity securities
Equity investments	$152,525	$24,139	$(1,995)	$174,669
Emerging market debt funds	60,250	594	—	60,844
Preferred equity investments	6,325	1,977	(79)	8,223
Short-term fixed income fund	8,728	2	—	8,730
Total equity securities	$227,828	$26,712	$(2,074)	$252,466

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $18.7 million.

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
Foreign Government Securities. Non U.S. government securities represent the fixed maturity obligations of non-U.S. governmental entities.
Government Guaranteed Corporate Securities. Corporate issued securities backed by the full faith and credit of the sponsor country.
Corporate Securities. Corporate securities are comprised of bonds issued by corporations, primarily rated A-/A3 or higher and are diversified across a wide range of issuers and industries. Corporate securities also include high yield securities comprised of bonds issued by corporations rated below BBB-. The principal risk of corporate securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit. The largest corporate security in the Company's portfolio represented approximately 1% of our fixed income investments at December 31, 2014.
Residential Mortgage-Backed Securities. The majority of the residential mortgage-backed securities in the Company's investment portfolio are issued by Freddie Mac and Fannie Mae. The principal risks inherent in holding agency mortgage-backed securities are prepayment and extension risks, which will affect the timing of when principal cash flows will be received. Non-agency mortgage-backed securities also have credit risk should losses on the underlying collateral exceed the credit protection provided.
Commercial Mortgage-Backed Securities. The Company's commercial mortgage-backed securities (“CMBS”) portfolio is diversified both geographically and by the types of underlying properties. The portfolio is primarily collateralized by office and retail and other commercial properties. The Company has limited exposure to lodging and industrial properties. The majority of commercial mortgage-backed securities in the Company's portfolio are non-agency backed securities and are in the super senior tranche with average credit support of approximately 28%. The principal risks inherent in holding agency commercial mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash flows are received. Non-agency CMBS also have credit risk should losses on the underlying collateral exceed the credit protection provided.
Collateralized Loan and Debt Obligations. Collateralized loan and debt obligations are diversified by both type of collateral and issuer. Our collateralized loan obligations are backed by floating-rate corporate bank loans of various vintages and sectors. The majority of our collateralized loan obligations are AAA rated. Our collateralized debt obligations are primarily backed by corporate bonds. The principal risks of holding both collateralized loan and debt obligations are structural and credit risks. Structural risks include the security's priority in the issuer's capital structure, and the adequacy of and ability to realize proceeds from the underlying collateral. Credit risks include performance of the underlying bank loans or corporate bonds, which act as collateral for these securities.
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

Investment Ratings
The investment ratings (provided by major rating agencies) for the fixed income investments held as of December 31, 2014 and 2013 and the percentage of our fixed income investments they represented at such date were as follows:

	December 31, 2014		December 31, 2013
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
	(U.S. dollars in thousands)
U.S. government and agencies securities	$587,411	11.5%	$769,343	15.8%
AAA / Aaa	1,206,252	23.6%	972,820	20.0%
AA / Aa(2)	1,717,343	33.7%	1,771,156	36.5%
A / A	1,045,301	20.5%	895,549	18.4%
BBB	427,018	8.4%	363,722	7.5%
Below BBB	96,244	1.9%	66,791	1.4%
Not rated	22,026	0.4%	19,611	0.4%
Total	$5,101,595	100.0%	$4,858,992	100.0%

(1)
The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC ("S&P"). If a rating is not supplied by S&P, the equivalent rating supplied by Moody’s Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc., or DBRS, Inc. is used.

(2)	Includes agency mortgage-backed securities of $1,133.1 million and $1,155.8 million at December 31, 2014 and 2013, respectively.
The contractual maturity distribution for our fixed maturity portfolio held as of December 31, 2014 and 2013 was as follows:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(U.S. dollars in thousands)
Due within one year	$126,921	$127,821	$144,814	$145,653
Due after one year through five years	1,627,154	1,632,259	1,808,001	1,815,240
Due after five years through ten years	474,959	479,138	290,391	288,486
Due after ten years	43,314	46,720	26,344	26,937
Residential mortgage-backed securities	1,149,536	1,175,006	1,192,085	1,187,191
Commercial mortgage-backed securities	960,598	979,419	932,263	947,677
Collateralized loan and debt obligations	247,510	248,011	92,519	94,552
Asset-backed securities	411,529	413,221	351,192	353,256
Total	$5,041,521	$5,101,595	$4,837,609	$4,858,992
Other Investments
The Company’s other investments are comprised of (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity (“alternative funds”) and (ii) high yield loan and convertible debt funds (“specialty funds”) are recorded on the Company’s balance sheet as “other investments”. During 2014, the Company's investment in convertible debt funds previously classified as other investments was merged by the investment manager into a new fund that is classified as an available for sale equity security. As of December 31, 2014, the Company's Board of Directors had approved investments in alternative funds at the time of commitment of capital of up to 25% of total shareholders’ equity. Using this measure, as of December 31, 2014, alternative funds represented 17% of the Company’s shareholders’ equity. This restriction does not apply to investments in specialty funds that are typically long only structures. As of December 31, 2014, the Company’s other investments totaled $541.5 million and represented 8.2% of the Company’s investment portfolio. As of December 31, 2014, the Company had invested, net of capital returned, a total of $387.2 million in alternative funds and specialty funds. As of December 31, 2014, the market value of alternative funds represented $486.0 million or approximately 89.7% of other investments, and specialty funds represented $55.5 million or approximately 10.3% of other investments.
Other investments are accounted for under the equity method of accounting. Adjustments to the carrying value of these investments are made based upon the net valuation criteria established by the managers of the other investments, which in turn are established based upon the valuation criteria in the governing documents of the other investments. Such valuations may differ significantly from the values that would have been used had liquid markets existed for the shares or partnership interests of the other investments. Due to a delay in the valuations reported by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements. Many of the other investments are subject to restrictions on redemptions and sale that limit our ability to liquidate these investments in the short-term. Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled gains of $19.6 million, $64.3 million and $49.1 million for the years ended 2014, 2013 and 2012, respectively.
Investment Portfolio Management
We have engaged outside investment managers to provide us with investment advisory and management services. Investment management fees, which vary depending on the amount of assets under management and the type of assignment, are offset against net investment income. Agreements with our investment managers may be terminated by either party upon written notice.
Our investment returns for the years ended December 31, 2014, 2013 and 2012 were as follows:

Investment Returns	2014	2013	2012
	(U.S. dollars in thousands)
Net investment income from other investments	$19,609	$64,321	$49,059
Net investment income from available for sale investments and cash and cash equivalents (net of investment expenses)	111,934	101,895	124,267
Net investment income included in net income	131,543	166,216	173,326
Net realized and unrealized investment gains included in net income	19,733	15,164	72,139
Net impairment losses recognized in earnings	(625)	(1,616)	(847)
Net increase (decrease) in unrealized gain (loss) included in other comprehensive income (loss), before deferred tax offsets	44,271	(106,394)	12,761
Total net investment return	$194,922	$73,370	$257,379
During 2014, 2013 and 2012, the Company identified available for sale securities that were considered to be other-than-temporarily impaired. In identifying such securities, the Company initially considered whether it intended to sell or would be more likely than not required to sell the securities in an unrealized loss position at the end of the applicable period. To the extent that the Company did not identify securities meeting these criteria, the Company then performed various analyses and reviews to determine whether the investments in an unrealized loss position were other-than-temporarily impaired as a result of credit factors or non-credit related factors. As such, the Company recorded total other than temporary impairments of $0.6 million (2013 - $1.6 million; 2012 - $0.8 million) related to credit factors and recognized in earnings.
Sovereign Debt Exposure
The Company’s diversified portfolio of investments includes exposures to the debt of various European countries. The Company continuously monitors its exposures through review of its portfolio and has established investment guidelines that restrict the amount of investment exposure to any one issuer or country depending on specific ratings of such issuer or country as stated by credit rating agencies. The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) has increased over the prior year, with $606.8 million of exposure at December 31, 2014 (2013 - $463.4 million).

The following table shows the fair value of the Company’s investments exposed to all countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2014. The amortized cost basis of these investments was not significantly different from their fair value at December 31, 2014. The Company determined the underlying exposure of the investment by reference to the risk country or parent risk country as published by a third party pricing service.

	Sovereign Exposure		Non-Sovereign Exposure
			Corporate securities
Country	Foreign Government Securities	Government Guaranteed Corporate Securities	Financial	Non-Financial	Structured Securities(1)	Equity Securities	Short-term Investments	Gross Exposure
	(U.S. dollars in thousands)
Belgium	$451	$—	$—	$10,642	$—	$—	$—	$11,093
Bermuda	—	—	2,502	—	—	342	—	2,844
Brazil	14,744	—	908	—	—	—	—	15,652
Chile	—	—	3,136	—	—	—	—	3,136
China	3,483	—	—	—	—	—	—	3,483
Colombia	2,551	—	—	—	—	—	—	2,551
Finland	3,435	—	—	—	—	968	—	4,403
France	41,669	13,233	25,540	9,653	—	1,770	230	92,095
Germany	9,400	31,340	5,068	20,293	3,138	1,217	8,083	78,539
Hong Kong	—	—	—	1,136	—	1,042	—	2,178
Indonesia	1,348	—	—	—	—	—	—	1,348
Ireland	6,333	—	—	787	4,927	—	363	12,410
Italy	—	—	2,334	1,520	—	—	—	3,854
Japan	—	—	17,039	21,204	—	2,293	—	40,536
Republic of Korea	10,358	—	—	261	—	—	—	10,619
Luxembourg	—	—	959	2,981	1,453	—	—	5,393
Mexico	5,485	—	723	2,289	—	1,249	—	9,746
Netherlands	21,769	—	14,225	1,854	4,294	8,055	1,942	52,139
Qatar	2,772	1,264	—	—	—	—	—	4,036
Russia	5,909	—	—	2,870	—	—	—	8,779
Slovenia	937	—	—	—	—	—	—	937
South Africa	—	—	—	—	—	1,206	—	1,206
Spain	1,107	—	7,958	3,918	817	1,462	—	15,262
European Supranational(2)	6,835	2,265	—	—	—	—	—	9,100
United Arab Emirates	1,038	—	—	—	—	—	—	1,038
United Kingdom	76,413	—	30,890	66,777	31,285	9,049	—	214,414
Total	$216,037	$48,102	$111,282	$146,185	$45,914	$28,653	$10,618	$606,791

(1)	Structured securities includes residential non-agency mortgage-backed securities, commercial non-agency mortgage-backed securities, and asset-backed securities.

(2)
European Supranational securities are issued by entities formed by two or more central governments to promote economic development for the member countries, such as the World Bank, the European Bank for Reconstruction and Development and the European Investment Bank.

The following table shows the fair value as of December 31, 2014 based on the ratings of the securities held by country of risk in those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) by any of the recognized rating agencies at December 31, 2014:

Country	AAA	AA	A	BBB	Below BBB	NR	Total
	(U.S. dollars in thousands)
Belgium	$—	$451	$10,642	$—	$—	$—	$11,093
Bermuda	—	—	—	—	2,502	342	2,844
Brazil	—	—	—	15,652	—	—	15,652
Chile	—	—	3,136	—	—	—	3,136
China	—	3,483	—	—	—	—	3,483
Colombia	—	—	—	2,551	—	—	2,551
Finland	—	3,435	—	—	—	968	4,403
France	1,059	49,012	38,038	2,485	892	609	92,095
Germany	35,153	7,176	23,777	1,348	—	11,085	78,539
Hong Kong	—	—	874	—	263	1,041	2,178
Indonesia	—	—	—	—	1,348	—	1,348
Ireland	4,926	—	7,484	—	—	—	12,410
Italy	—	—	—	3,854	—	—	3,854
Japan	—	2,868	35,375	—	—	2,293	40,536
Republic of Korea	—	—	10,358	261	—	—	10,619
Luxembourg	1,453	—	959	2,981	—	—	5,393
Mexico	—	—	3,012	5,485	—	1,249	9,746
Netherlands	5,053	24,615	11,622	6,564	1,289	2,996	52,139
Qatar	—	1,264	2,772	—	—	—	4,036
Russia	—	—	—	8,779	—	—	8,779
Slovenia	—	—	937	—	—	—	937
South Africa	—	—	—	—	—	1,206	1,206
Spain	—	—	2,816	10,089	895	1,462	15,262
European Supranational	4,042	5,058	—	—	—	—	9,100
United Arab Emirates	—	1,038	—	—	—	—	1,038
United Kingdom	101,206	11,572	70,199	24,001	2,426	5,010	214,414
Total	$152,892	$109,972	$222,001	$84,050	$9,615	$28,261	$606,791
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2014, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $719.2 million without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2014, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions, and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends during 2015 without the prior approval of the applicable insurance regulator. At December 31, 2014, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.7 million without prior regulatory approval from the applicable regulators. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Prudential Regulatory Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At December 31, 2014, Endurance U.K. did not have retained profits available for distributions.
Cash and Invested Assets. The Company’s aggregate invested assets as of December 31, 2014 totaled $6.6 billion compared to aggregate invested assets of $6.5 billion as of December 31, 2013. The increase in invested assets since December 31, 2013 resulted primarily from net income generated during 2014 and an increase in unrealized gains on investments.
As of December 31, 2014 and 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $130.6 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2014 and 2013, the Company had also pledged $240.0 million and $302.7 million of its cash and fixed maturity investments to meet collateral obligations for $209.9 million and $260.3 million in secured letters of credit outstanding under its credit facilities, respectively. In addition, at December 31, 2014 and 2013, cash and fixed maturity investments with fair values of $205.2 million and $273.7 million were on deposit with U.S. state regulators, respectively.
Cash Flows

	2014	2013	2012
	(U.S. dollars in thousands)
Net cash provided by operating activities	$266,261	$157,924	$283,468
Net cash (used in) provided by investing activities	(236,881)	(347,777)	46,302
Net cash used in financing activities	(99,738)	(74,422)	(97,576)
Effect of exchange rate changes on cash and cash equivalents	(30,021)	(13,893)	911
Net (decrease) increase in cash and cash equivalents	(100,379)	(278,168)	233,105
Cash and cash equivalents, beginning of year	845,851	1,124,019	890,914
Cash and cash equivalents, end of year	$745,472	$845,851	$1,124,019
The Company's cash and cash equivalents decreased by $100.4 million to $745.5 million at December 31, 2014, compared to $845.9 million at December 31, 2013, and decreased by $378.5 million compared to $1,124.0 million at December 31, 2012.
Cash flows provided by operating activities. Cash flows provided by operating activities for the year ended December 31, 2014 were $266.3 million compared to $157.9 million for the year ended December 31, 2013 and $283.5 million for the year ended December 31, 2012. The increase in cash flows provided by operating activities in 2014 compared to 2013 was primarily due to lower net claims payments, partially offset by higher ceded premium payments. The decrease in cash flows provided by operating activities in 2014 compared to 2012 was primarily due to an increase in ceded premium payments.
Cash flows (used in) provided by investing activities. During the twelve months ended December 31, 2014, cash flows used in investing activities were $236.9 million, compared to cash flows used in investing activities of $347.8 million for 2013 and cash flows provided by investing activities of $46.3 million in 2012. The Company actively manages its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The cash flows used in investing activities in 2014 were lower than in 2013 due to an increase in the redemption of other investments and proceeds from settlements of other assets. The cash flows used in investing activities in 2014 was higher than 2012 due to increased net purchases of available for sale investments in 2014.
Cash flows used in financing activities. The Company’s cash flows used in financing activities for the year ended December 31, 2014 were $99.7 million, compared to $74.4 million and $97.6 million in 2013 and 2012, respectively. The 2014 cash flows used in financing activities increased compared to 2013 primarily due to decreased proceeds from the issuance of ordinary shares. Compared to 2012, cash flows used in financing activities in 2014 increased due to increased dividends paid on common shares and loan facility costs paid, partially offset by the lack of ordinary share repurchase activity.
On May 28, 2013, prior to John R. Charman becoming the Company’s Chairman and Chief Executive Officer, Mr. Charman, together with members of his family, purchased from the Company $30.0 million of newly issued ordinary shares.
During 2013, the Company used a portion of its capital to repurchase 318,252 of its ordinary shares in the open market for $14.6 million at an average price per share of $45.83 (2014: nil). During 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes due October 15, 2015 (2014 and 2013: nil).
Credit Facilities. On April 19, 2012 the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2014 and 2013, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $204.0 million (2013 - $260.3 million).
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
For letters of credit issued on a collateralized basis under the Tranche 1 Facility, the Company is required to pay a fee of 0.45% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis under the Tranche 2 Facility, the Company is required to pay a fee ranging from 1.125% to 1.750% over LIBOR on the daily stated amount of such letters of credit based upon the Company’s debt ratings as issued by Moody’s or S&P. The interest rate for revolving loans under the Tranche 2 Facility is (a) the highest of (i) 0.5% in excess of the federal funds effective rate, (ii) the prime rate as announced by JP Morgan and (iii) the Eurodollar rate applicable for an interest period of one month plus 1%, plus a margin ranging from 0.125% to 0.750% depending upon the type of loan and the Company’s ratings as issued by Moody’s and S&P or (b) LIBOR plus a margin ranging from 1.125% to 1.750%. In addition, the Credit Facility required the Company to pay to the lenders a commitment fee.
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
On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement ("LOC Agreement") and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of December 31, 2014, the Company had issued letters of credit of $5.9 million

(December 31, 2013 - nil) under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.
On December 9, 2014, the Company and certain designated subsidiaries of the Company entered into a $30.0 million Canadian dollar letter of credit reimbursement agreement ("Canadian LOC Agreement") with Bank of Montreal and ING Bank N.V., London Branch. As of December 31, 2014, there were no letters of credit issued under the Canadian LOC Agreement. For letters of credit issued under the Canadian LOC Agreement, the Company is required to pay a fee on the daily amount available to be drawn under each letter of credit. Letters of credit issued under the Canadian LOC Agreement are required to be collateralized with cash in Canadian dollars.
Bridge Facility. On June 2, 2014, the Company entered into a commitment letter with Morgan Stanley Senior Funding, Inc. (the “Commitment Letter”). Pursuant to the Commitment Letter, Morgan Stanley Senior Funding, Inc., as lead arranger, committed to provide to the Company, subject to certain conditions, senior unsecured bank financing of up to $1.0 billion under an unsecured 364-day bridge facility (the “Bridge Facility”), which was to be used to finance a portion of the cash consideration to be paid in connection with the Company’s proposed acquisition of Aspen and related costs and expenses. Upon the termination by the Company on July 30, 2014 of its offer to acquire Aspen, the Bridge Facility expired pursuant to its terms. During 2014, the Company recognized $4.8 million of costs associated with the facility.
Contractual Obligations. At December 31, 2014, letters of credit totaling $209.9 million were outstanding, $198.5 million face value of 6.15% Senior Notes due October 15, 2015 (the “6.15% Senior Notes”) were outstanding and $335.0 million face value of 7% Senior Notes due July 15, 2034 (the “7% Senior Notes”) were outstanding.
The Company’s contractual obligations as of December 31, 2014 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(U.S. dollars in thousands)
Reserve for losses and loss expenses	$3,846,859	$1,351,584	$1,157,636	$551,868	$785,771
6.15% Senior Notes	198,500	198,500	—	—	—
Interest on 6.15% Senior Notes	12,208	12,208	—	—	—
7% Senior Notes	335,000	—	—	—	335,000
Interest on 7% Senior Notes	469,000	23,450	46,900	46,900	351,750
Investment commitments(1)	70,542	70,542	—	—	—
Operating lease obligations(2)	96,783	15,923	24,755	22,322	33,783
Total	$5,028,892	$1,672,207	$1,229,291	$621,090	$1,506,304

(1)	The Company entered into investment agreements to invest additional amounts in other investments.

(2)	The Company leases office space and office equipment under various operating leases.
The Company expects to fund these estimated obligations noted in the table above through operating cash flows and existing cash and investments.
The following table summarizes the components of our capital resources at December 31, 2014 and 2013:

	2014	2013
	(U.S. dollars in thousands)
Senior notes	$527,616	$527,398
Preferred shares	430,000	430,000
Common shareholders' equity	2,755,182	2,456,549
Total capital resources(1)	$3,712,798	$3,413,947
Ratio of debt to total capital resources	14.2%	15.4%
Ratio of debt plus preferred shares to total capital resources	25.8%	28.0%

(1)	The Company also has Credit Facility, LOC Agreement and Canadian LOC Agreement capacity of $574.8 million and $439.7 million as at December 31, 2014 and 2013, respectively.
Credit Facilities. As of December 31, 2014 and 2013, the Company had $209.9 million and $260.3 million, respectively, of letters of credit outstanding under its credit facilities and no revolving loans outstanding. The Company was in compliance with all covenants contained in its credit facilities as of December 31, 2014.

Senior Notes. On October 17, 2005, Endurance Holdings issued $200.0 million principal amount of 6.15% Senior Notes due October 15, 2015. The 6.15% Senior Notes were offered by the underwriters at a price of 99.639% of their principal amount, providing an effective yield to investors of 6.199%. Endurance Holdings used net proceeds from the offering to repay a $143.5 million revolving loan then outstanding under the Company’s then existing credit facility as well as to provide additional capital to its subsidiaries and for other general corporate purposes. During 2012, the Company repurchased $1.0 million of its 6.15% Senior Notes (2014 and 2013: nil).
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
At December 31, 2014, the carrying value of the Senior Notes stood at $527.6 million while the fair value as determined by quoted market valuation was $623.7 million. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2014.
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
Preferred Shares. On October 10, 2005, Endurance Holdings issued 8,000,000 shares of its Series A Preferred Shares and on June 1, 2011, Endurance Holdings issued 9,200,000 shares of its Series B Preferred Shares. The Series A Preferred Shares and Series B Preferred Shares sold were registered under the Securities Act of 1933, as amended, and are traded on the New York Stock Exchange. The Series A Preferred Shares and Series B Preferred Shares were both issued at a price to the public of $25.00 per share. Endurance Holdings received net proceeds of $193.5 million from its offering of Series A Preferred Shares and $224.0 million from its offering of Series B Preferred Shares, in each case after expenses and underwriting discounts. The proceeds from both offerings were used to provide additional capital to Endurance Holdings’ subsidiaries and for other general corporate purposes.
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
Currency and Foreign Exchange
The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all entities is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. which was valued at £367.0 million as of December 31, 2014 ($572.3 million in U.S. dollars). Endurance U.K. is subject to the United Kingdom’s Prudential Regulation Authority rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.‘s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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
For the year ended December 31, 2014, 16.2% of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of the Company's cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2014 were approximately 38.4%, 5.7%, 23.9%, and 13.6%, respectively. As of December 31, 2014, the Company’s principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $261.2 million and $61.2 million, respectively. The total estimated gross and net asset balances denominated in British Sterling were $329.7 million and $200.5 million, respectively. Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $26.2 million increase or decrease in the net assets held by the Company at December 31, 2014.

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
The estimate of the reserve for losses and loss expenses is reviewed each quarter by the Company’s Loss Reserve Committee, consisting of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Group Actuary, Chief Reserving Actuary and representatives of various disciplines from within the Company, such as underwriting, actuarial pricing and legal.
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

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2014 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$451,420	$(7,435)	$443,985
Casualty and other specialty	119,809	(57,264)	62,545
Professional lines	67,315	(6,677)	60,638
Property, marine and energy	36,587	(9,194)	27,393
Total Insurance	675,131	(80,570)	594,561
Reinsurance segment:
Catastrophe	61,714	(46,983)	14,731
Property	162,529	(38,402)	124,127
Casualty	113,622	(13,369)	100,253
Professional lines	89,766	(16,261)	73,505
Specialty	101,215	(38,230)	62,985
Total Reinsurance	528,846	(153,245)	375,601
Totals	$1,203,977	$(233,815)	$970,162
Losses and loss expenses for the year ended December 31, 2014 include $233.8 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during 2014 benefited the Company’s 2014 reported loss ratio by approximately 12.5 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company’s reserve categories within both the Insurance and Reinsurance segments.
For the year ended December 31, 2014, as part of the Company's periodic review of key inputs and parameters it uses to establish its reserve for losses and loss expenses and in order to recognize accumulated historical experience and other relevant industry information, the Company adjusted the loss reporting patterns used for a limited number of business units within the Insurance and Reinsurance segments. For the Insurance segment, the loss reporting patterns were accelerated for the healthcare business within the casualty and other specialty line of business, and slowed for the professional liability business within the professional line of business. For the Reinsurance segment, the loss reporting pattern used for the U.S. and international property catastrophe business within the catastrophe line of business was accelerated for the most recent accident year and slowed for subsequent accident years. For the year ended December 31, 2014, the Company did not materially alter initial expected loss ratios for business related to prior years for the insurance and reinsurance reserve categories as the variances in reported losses in 2014 for those reserve categories were within the range of possible results anticipated by the Company.

Current and prior year incurred losses and loss expenses by segment and line of business for the year ended December 31, 2013 were as follows:

	Incurred related to:		Total incurred
	Current year	Prior years	losses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$565,435	$(5,597)	$559,838
Casualty and other specialty	156,306	(16,605)	139,701
Professional lines	73,557	(979)	72,578
Property, marine and energy	13,030	(10,722)	2,308
Total Insurance	$808,328	$(33,903)	$774,425
Reinsurance segment:
Catastrophe	$135,407	$(61,186)	$74,221
Property	193,549	(57,394)	136,155
Casualty	179,882	(20,370)	159,512
Professional lines	41,114	(13,947)	27,167
Specialty	83,796	(35,592)	48,204
Total Reinsurance	$633,748	$(188,489)	$445,259
Totals	$1,442,076	$(222,392)	$1,219,684
Losses and loss expenses for the year ended December 31, 2013 include $222.4 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the 2013 year benefited the Company’s 2013 reported loss ratio by approximately 11.0 percentage points. The net reduction in estimated losses for prior accident years reflects lower than expected loss emergence in each of the Company’s reserve categories within both the Insurance and Reinsurance segments.
For the year ended December 31, 2013, as part of the Company’s periodic review of key inputs and parameters and in order to recognize accumulated historical experience and other relevant industry information, the Company adjusted the initial expected loss ratios for a number of business units within the Insurance and Reinsurance segments. Within the Insurance segment, initial expected loss ratios were lowered for historical years for the casualty and other specialty and professional lines of business, and raised for the workers’ compensation line of business that is included in the casualty and other specialty line of business. Within the Reinsurance segment, initial expected loss ratios were lowered for historical years for the catastrophe line of business.
Insurance
Agriculture. The favorable loss emergence within the agriculture insurance line of business during 2014 and 2013 resulted from lower than anticipated agriculture claims settlements for the 2013 and 2012 crop years, respectively.
Casualty and other specialty. The favorable loss emergence within the casualty and other specialty insurance line of business during 2014 was primarily due to lower than expected claims activity within the direct casualty and excess casualty businesses and a reduction in accident year 2009 and prior IBNR for the healthcare liability business due to case incurred loss activity and open claim counts being less than expected. In 2013, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability and the excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the U.S. based casualty business.
Professional lines. The favorable loss emergence within the professional liability line of business during 2014 was primarily due to lower than expected claims activity. During 2013, the Company recorded modest favorable loss emergence within this line of business, primarily due to lower than expected claims activity, partially offset by higher than expected reported claims activity in the U.S. based environmental and miscellaneous errors and omissions businesses.
Property, marine and energy. The favorable loss emergence within the property, marine and energy line of business during 2014 and 2013 was primarily due to lower than expected reported claim emergence within the property business.

Reinsurance
Catastrophe. The Company recorded significant favorable loss emergence within the catastrophe line of business during 2014 primarily due to lower than expected claims activity and a reduction of IBNR for worker's compensation catastrophe business for accident years 2005-2013. During 2013, the favorable loss reserve development was driven by reductions in the Thailand flood losses of 2011 and Superstorm Sandy losses in 2012.
Property. The Company recorded favorable loss emergence in the property line of business during 2014 primarily due to lower than expected claims activity. The Company recorded favorable loss emergence in the property line of business in 2013 due to lower than expected claims activity, primarily related to the Thailand floods of 2011 and Superstorm Sandy in 2012.
Casualty. The Company recorded favorable prior period development within this line of business during 2014 primarily due to lower than expected claims emergence in the direct treaty casualty business. In 2013, the Company recorded favorable prior period development within this line of business primarily due to lower than expected claims emergence in the Bermuda treaty casualty business.
Professional lines. The favorable loss emergence within this line of business during 2014 was primarily due to lower than expected claims emergence for accident years 2010-2011. The favorable loss emergence within this line of business during 2013 was primarily due to lower than expected claims emergence for accident years 2009-2011.
Specialty. The Company recorded favorable loss emergence within this line of business during 2014 due to lower than expected claims emergence in the aerospace business. The Company recorded favorable loss emergence within this line of business during 2013 due to lower than expected claims emergence in the agriculture reinsurance and aerospace businesses.
Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2014:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$222,570	$72,621	$295,191
Casualty and other specialty	325,415	932,594	1,258,009
Professional lines	119,453	397,648	517,101
Property, marine and energy	33,264	20,207	53,471
Total Insurance	$700,702	$1,423,070	$2,123,772
Reinsurance segment:
Catastrophe	$126,837	$49,773	$176,610
Property	178,875	93,289	272,164
Casualty	248,933	531,947	780,880
Professional lines	60,915	197,925	258,840
Specialty	99,142	135,451	234,593
Total Reinsurance	$714,702	$1,008,385	$1,723,087
Totals	$1,415,404	$2,431,455	$3,846,859

Case and IBNR reserves for losses and loss expenses by segment and line of business were as follows at December 31, 2013:

	Case Reserves	IBNR Reserves	Reserve for Losses and Loss Expenses
	(U.S. dollars in thousands)
Insurance segment:
Agriculture	$257,939	$84,429	$342,368
Casualty and other specialty	315,010	958,769	1,273,779
Professional lines	110,880	390,875	501,755
Property, marine and energy	24,570	16,418	40,988
Total Insurance	$708,399	$1,450,491	$2,158,890
Reinsurance segment:
Catastrophe	$167,152	$98,474	$265,626
Property	196,715	127,083	323,798
Casualty	239,385	529,682	769,067
Professional lines	65,353	149,882	215,235
Specialty	101,716	167,927	269,643
Total Reinsurance	$770,321	$1,073,048	$1,843,369
Totals	$1,478,720	$2,523,539	$4,002,259
Selected quarterly activity in the reserve for losses and loss expenses for the years ended December 31, 2014 and 2013 is summarized as follows:

	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Year Ended December 31, 2014
	(U.S. dollars in thousands)
Incurred related to:
Current year	$227,208	$313,397	$350,738	$312,634	$1,203,977
Prior years	(50,312)	(54,201)	(60,469)	(68,833)	(233,815)
Total incurred	$176,896	$259,196	$290,269	$243,801	$970,162
Paid related to:
Current year	$(4,795)	$(33,714)	$(144,892)	$(255,768)	$(439,169)
Prior years	(272,268)	(186,438)	(136,167)	(124,170)	(719,043)
Total paid	$(277,063)	$(220,152)	$(281,059)	$(379,938)	$(1,158,212)

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Year Ended December 31, 2013
	(U.S. dollars in thousands)
Incurred related to:
Current year	$269,638	$421,863	$387,096	$363,479	$1,442,076
Prior years	(50,668)	(62,805)	(48,060)	(60,859)	(222,392)
Total incurred	$218,970	$359,058	$339,036	$302,620	$1,219,684
Paid related to:
Current year	$(1,553)	$(130,897)	$(132,271)	$(259,289)	$(524,010)
Prior years	(311,668)	(105,145)	(244,366)	(176,903)	(838,082)
Total paid	$(313,221)	$(236,042)	$(376,637)	$(436,192)	$(1,362,092)
The following table represents the development of the GAAP balance sheet reserve for losses and loss expenses, net of reinsurance recoverable on unpaid losses, for 2004 through December 31, 2014. This table does not present accident or policy year development data. The top line of the table shows the gross and net reserve for losses and loss expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net losses and loss expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The

“cumulative redundancy” represents the aggregate change to date from the original estimate. The table also shows the cumulative paid amounts as of successive years with respect to the reserve liability. Development in each column is shown relative to the GAAP reserves held at the original year end with all subsequent loss amounts (reserves for losses and loss expenses and paid losses) converted to the foreign exchange rate in effect at that original year end. Therefore, information presented herein may differ materially from that reported in the Company’s financial statements due to differences in foreign currency exchange rates.

Years Ended Dec. 31,	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross reserve for losses and loss expenses	$1,549,661	$2,603,590	$2,701,686	$2,892,224	$3,235,456	$3,157,026	$3,319,927	$3,824,224	$4,240,876	$4,002,259	$3,846,859
Less: Reinsurance recoverable on unpaid losses	(12,203)	(17,248)	(44,244)	(187,354)	(367,568)	(240,732)	(235,741)	(467,934)	(691,783)	(593,755)	(670,795)
Net reserve for losses and loss expenses	$1,537,458	$2,586,342	$2,657,442	$2,704,870	$2,867,888	$2,916,294	$3,084,186	$3,356,290	$3,549,093	$3,408,504	$3,176,064
Net reserve estimated as of:
1 year later	1,408,336	2,492,702	2,509,567	2,563,463	2,715,310	2,722,626	2,913,222	3,243,460	3,326,701	3,174,689	—
2 years later	1,283,482	2,430,272	2,505,124	2,469,956	2,534,009	2,607,566	2,752,925	3,097,844	3,172,483	—	—
3 years later	1,243,385	2,445,602	2,410,441	2,311,300	2,471,139	2,481,502	2,603,637	2,984,258	—	—	—
4 years later	1,201,621	2,373,973	2,268,422	2,233,763	2,345,971	2,362,281	2,549,426	—	—	—	—
5 years later	1,164,513	2,259,567	2,208,652	2,103,904	2,232,910	2,345,817	—	—	—	—	—
6 years later	1,090,699	2,213,883	2,085,263	2,001,160	2,234,649	—	—	—	—	—	—
7 years later	1,072,723	2,126,813	2,014,432	1,987,656	—	—	—	—	—	—	—
8 years later	1,025,220	2,088,619	2,010,907	—	—	—	—	—	—	—	—
9 years later	1,004,458	2,084,653	—	—	—	—	—	—	—	—	—
10 years later	994,178	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy	543,280	501,689	646,535	717,214	633,239	570,477	534,760	372,032	376,610	233,815	—
Cumulative paid losses
1 year later	308,284	698,628	674,554	574,739	571,196	562,565	598,104	714,370	837,572	720,098	—
2 years later	462,858	1,142,782	1,113,571	847,134	914,219	881,544	935,617	1,213,235	1,283,501	—	—
3 years later	587,377	1,471,692	1,301,013	1,144,090	1,140,124	1,118,940	1,246,764	1,558,985	—	—	—
4 years later	679,820	1,589,250	1,456,500	1,298,059	1,317,295	1,339,364	1,499,358	—	—	—	—
5 years later	734,627	1,702,488	1,539,553	1,409,410	1,463,591	1,533,631	—	—	—	—	—
6 years later	784,927	1,754,564	1,604,899	1,466,318	1,611,099	—	—	—	—	—	—
7 years later	816,465	1,790,167	1,639,997	1,554,868	—	—	—	—	—	—	—
8 years later	845,243	1,817,244	1,691,789	—	—	—	—	—	—	—	—
9 years later	854,339	1,854,873	—	—	—	—	—	—	—	—	—
10 years later	863,413	—	—	—	—	—	—	—	—	—	—
The following table reconciles cumulative paid losses on the net reserve liability per the table above to the cumulative paid losses reported in the Company’s audited financial statements.

Years Ended December 31,	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative paid losses adjusted for foreign exchange	$308,284	$698,628	$674,554	$574,739	$571,196	$562,565	$598,104	$714,370	$837,572	$720,098
Foreign exchange adjustment	(1,027)	21,125	3,433	(34,873)	8,138	(1,544)	(208)	1,158	510	(1,055)
Cumulative paid losses	$307,257	$719,753	$677,987	$539,866	$579,334	$561,021	$597,896	$715,528	$838,082	$719,043
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
Two key inputs utilized in determining loss and loss expense reserves for the Company’s two business segments are the initial expected loss ratio and the speed of the loss reporting pattern. The following tables illustrate the possible percentage effects on current estimates of the reserve for losses and loss expenses due to 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern as of December 31, 2014. The 10% changes in the initial expected loss ratio and the speed of the loss reporting pattern in the tables below were chosen to demonstrate the impact on the Company’s loss and loss expense reserves of variation in key inputs and, as described below, may not be reflective of actual changes in loss and loss expense reserves.

Insurance
Agriculture
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(2.5)%	(1.7)%	(1.0)%
Unchanged (1)	(0.8)%	—	0.8%
10% Slower	0.8%	1.7%	2.7%

Casualty and other specialty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.1)%	(8.2)%	(4.2)%
Unchanged	(4.3)%	—	4.3%
10% Slower	4.2%	9.0%	13.7%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.5)%	(8.0)%	(3.5)%
Unchanged	(5.0)%	—	5.0%
10% Slower	2.5%	7.9%	13.3%

Property, marine and energy Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(9.7)%	(7.0)%	(4.3)%
Unchanged	(3.0)%	—	3.0%
10% Slower	13.5%	16.7%	20.0%

Reinsurance
Catastrophe
Potential Percentage Change in Total Loss and Loss Expense Reserves

	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(5.5)%	(3.5)%	(1.4)%
Unchanged	(2.2)%	—	2.2%
10% Slower	(0.4)%	1.9%	4.3%

Property Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(7.4)%	(5.2)%	(3.1)%
Unchanged	(2.4)%	—	2.4%
10% Slower	6.4%	9.0%	11.6%

Casualty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.3)%	(8.4)%	(4.4)%
Unchanged	(4.4)%	—	4.4%
10% Slower	6.1%	10.9%	15.7%

Professional lines Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(12.8)%	(7.3)%	(1.9)%
Unchanged	(6.0)%	—	6.0%
10% Slower	1.1%	7.6%	14.0%

Specialty Potential Percentage Change in Total Loss and Loss Expense Reserves
	Initial Expected Loss Ratio
Reporting Pattern	10% Lower	Unchanged	10% Higher
10% Faster	(10.4)%	(6.6)%	(2.9)%
Unchanged	(4.1)%	—	4.1%
10% Slower	4.5%	9.0%	13.4%

(1)	Reporting pattern changes are not applicable to the agricultural business as it is typically settled at an established time each year.
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

Ceded Reinsurance
Ceded premiums written were $959.9 million for the year ended December 31, 2014, $616.3 million for the year ended December 31, 2013 and $519.5 million for the year ended December 31, 2012. The increase in ceded premiums written was primarily due to decreased retentions across our entire Insurance segment as the Company purchased a new whole account quota share treaty providing protection for all of the Insurance segment’s book of business for 2014. In addition, the Company purchased excess of loss reinsurance covering the Insurance segment’s agriculture line of business at a lower attachment point compared to 2013, resulting in increased ceded premiums written. In the Reinsurance segment, ceded premium written increased as the Company purchased increased levels of retrocessional protection within the catastrophe and specialty lines of business, including an aggregate all perils excess of loss treaty and increased proportional retrocession.
The Company’s U.S., U.K. and Bermuda insurance operating subsidiaries use proportional and excess reinsurance to protect larger limits on certain business written by the Insurance segment. The Company's agriculture line of business participates in a crop reinsurance program sponsored by the U.S. federal government as well as utilizes third party reinsurance covers. Excess reinsurance coverage is often purchased in relation to the property insurance line of business to protect against catastrophic events.
At December 31, 2014 and 2013, the Company had reinsurance recoverables of $889.1 million and $758.0 million, respectively, related to its ceded reinsurance agreements. The Company remains obligated for amounts ceded in the event that its reinsurers or retrocessionaires do not meet their obligations, except for amounts ceded to the U.S. federal government in the agriculture line of business. Accordingly, the Company has evaluated the reinsurers and retrocessionaires that are providing reinsurance and retrocessional protection and will continue to monitor the stability of its reinsurers and retrocessionaires. At December 31, 2014 and 2013, the Company held collateral of $199.7 million and $14.2 million, respectively, related to its ceded reinsurance agreements. The balance of losses recoverable at December 31, 2014 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2014	December 31, 2013
	(U.S. dollars in thousands)
U.S. government sponsored program	$339,617	$356,049
A+ and above	294,216	253,665
A	248,297	135,949
A- and below	4	2,046
Not rated	6,952	10,266
Total	$889,086	$757,975
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
The Company’s intangible assets and goodwill are tested at least annually for impairment and more often if a triggering event is deemed to have occurred. Impairment testing for indefinite-lived intangible assets is performed based upon estimates of the fair value of the asset. The Company uses third party valuation appraisals to estimate the fair value of its indefinite-lived intangible assets. Impairment testing for goodwill is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units identified include the agriculture line of business in the Insurance segment, the remaining Insurance segment lines of business, and the Reinsurance segment. The fair value of the reporting unit is impacted by the performance of the business. The Company uses discounted cash flow analyses to estimate fair value of its reporting units. There have been no significant changes in the Company’s methodologies from the prior year. If it is determined that goodwill or intangible assets with indefinite useful lives have been impaired, the Company must write down the goodwill or intangible asset by the amount of the impairment, with a corresponding charge to net income.
During the fourth quarter of 2014, the Company performed its annual impairment testing of goodwill. The Company has two primary sources of goodwill – goodwill obtained from a renewal rights transaction completed in 2003 with HartRe and goodwill obtained from the Company’s acquisition of ARMtech in 2007. The Company determined that the appropriate reporting units for evaluation were the Reinsurance segment in relation to HartRe goodwill and the agriculture line of business of the Insurance segment in relation to the ARMtech goodwill. The Company used a discounted cash flow approach to estimate the fair value of these reporting units. The fair value determined was in excess of the carrying value including goodwill for both reporting units noted. As a result of the goodwill impairment testing, no write-downs of goodwill were deemed necessary at December 31, 2014 and 2013.
During the fourth quarter of 2014, the Company performed its annual impairment testing of its intangible assets with indefinite useful lives. The Company's intangible assets with indefinite lives are its U.S. insurance licenses in five legal entities. The Company obtained a third party valuation appraisal to estimate the fair value of the insurance licenses held by these legal entities. The carrying value for the excess and surplus lines licenses held by one of the Company's legal entities was in excess of the fair value of these licenses as estimated by the third party valuation appraisal. Therefore, an impairment loss of $5.5 million was included within the net realized and unrealized gains line item in the Consolidated Statements of Income and Comprehensive Income at December 31, 2014 (2013 - nil).
Income Taxes
The Company is subject to income taxes on the operations of its subsidiaries and branch offices in the United States, United Kingdom, Switzerland and Singapore. The Company is not required to pay any income or capital gains taxes on its operations in Bermuda.
The Company’s income tax expense was as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
	(U.S. dollars in thousands)
Current income tax expense	$(1,804)	$(3,089)	$(5,029)
Deferred income tax benefit (expense)	1,414	(2,764)	1,683
Income tax expense	$(390)	$(5,853)	$(3,346)
Of the 2014 current income tax expense, $1.8 million related to taxes incurred in the United States (2013 – $3.1 million; 2012 – $4.6 million). Of the deferred income tax benefit (expense), $1.4 million related to deferred income tax benefit in the United States (2013 – $(2.8) million; 2012 – $1.6 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.
Income tax payments in 2014 totaled $0.9 million. The Company received net refunds and paid net income taxes totaling $8.4 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. Net operating loss carryforwards in the amount of $192.0 million, $57.3 million, $46.0 million, and $45.8 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carry forwards expire through 2021 and 2033, respectively.
The Company’s income before income taxes was distributed as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
	(U.S. dollars in thousands)
U.S. (domestic)	$60,112	$13,103	$(186,882)
Non-U.S. (foreign)	288,728	304,665	352,744
Pre-tax income	$348,840	$317,768	$165,862
Gross premiums written and earned by our non-U.S. and U.S. operations generally do not bear a proportionate relationship to the respective pre-tax income of these operations. The disproportionate relationship between gross premium written and net income between our operations occurs as a result of various factors, including but not limited to the differences in the underlying type of business underwritten, the underwriting profitability attributable to such business, and the applicable investment income generated.
Pre-tax income for our non-U.S. operations was favorable compared to our U.S. operations for the years ending December 31, 2014, 2013 and 2012 because our U.S. operations were impacted by losses resulting from our agriculture line of business that is underwritten by ARMtech due to declines in commodity prices in 2014 and 2013 and extreme drought in 2012. The higher pre-tax income for the year ended December 31, 2014 resulted primarily from the more volatile catastrophe business underwritten in our non-U.S. operations during 2014 being relatively free of losses and thus generating higher levels of net underwriting income during the period compared to the years ended December 31, 2013 and 2012. In addition, our non-U.S. operations hold a substantial amount of our invested assets and thus a larger portion of the Company’s investment income is earned in our non-U.S. operations as compared to our U.S. operations.
The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2014, the Internal Revenue Service completed audits of income tax returns of the Company’s U.S. subsidiaries for 2009, 2010 and 2011. The audit results were immaterial to the operations of the Company. None of the Company’s operating subsidiaries or branch operations are under an examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2010 through 2014. As of December 31, 2014 and 2013, the Company had no uncertain tax positions.
Deferred Tax Assets and Liabilities
The Company is subject to income taxes in certain jurisdictions in which the Company operates; however, since the majority of the Company’s income is currently earned in Bermuda, a jurisdiction with no corporate income tax, the tax impact to the Company’s operations has historically been minimal. In 2014, the Company generated income before income taxes in its subsidiaries, which generated a consolidated 0.1% (2013 - 1.8%, 2012 - 2.0%) effective income tax rate.
The Company’s balance sheet at December 31, 2014 contains a net deferred tax asset in the amount of $49.0 million (2013 - $51.7 million). The current year net deferred tax asset consists of gross deferred tax assets of $219.6 million, gross deferred tax liabilities of $49.2 million and a valuation allowance against certain operating loss carryforwards of $121.4 million (2013 - $122.7 million). Of the Company’s gross deferred tax assets, $93.2 million (2013 - $106.1 million) relates to net operating loss carryforwards that are available to offset future taxable income generated by the Company’s subsidiaries. The Company’s net operating losses may be carried forward indefinitely in the United Kingdom and Singapore. In Switzerland and the United States the net operating loss carryforwards expire in 2021 and 2033, respectively.
The 2014 and 2013 valuation allowances were established against net operating loss carryforwards in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches. The increase in the valuation allowance was charged to the Company’s income tax expense during 2014. Management believes the net deferred tax assets, less the valuation allowance noted, are more likely than not to be fully realized in corresponding future periods, and the Company’s net deferred tax asset has been fairly stated as at December 31, 2014. In the event that management determines in the future that it is more likely than not that the net deferred tax assets will not be fully realized in the near term and prior to their expiration, the Company will reassess the valuation allowance against the net deferred tax assets and record any changes to income tax expense in the period determined.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following is a discussion of our primary market risk exposures at December 31, 2014. Our policies to address these risks in 2014 were not materially different from 2013. The Company believes that it is principally exposed to the following types of market risk: interest rate risk, liquidity risk, foreign currency risk, investment and reinsurance counterparty credit risk, equity price risk, derivative counterparty credit risk, derivative interest rate risk, inflation, and energy and weather-related risk.
Interest Rate Risk. The Company’s primary market risk exposure is to changes in interest rates. The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed maturity portfolio generally falls, and the converse is generally also true. The Company manages its interest rate risk through an asset liability matching strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities to create a match of assets and liabilities. The duration of the assets comprising the fixed maturity portfolio decreased during the 2014 calendar year from approximately 3.11 years at December 31, 2013 to 2.91 years at December 31, 2014. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. As of December 31, 2014, assuming parallel shifts in interest rates, the impact of these interest rate shifts in basis points on the Company’s cash and fixed maturity portfolio of $5,847.1 million (2013 - $5,704.8 million) at December 31, 2014 and 2013 would have been as follows:

	Interest Rate Shift in Basis Points
December 31, 2014	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total market value	$5,987.0	$5,920.9	$5,847.1	$5,769.1	$5,689.6
Market value change from base	2.39%	1.26%	—	(1.33)%	(2.69)%
Change in unrealized value	$139.9	$73.8	$—	$(78.0)	$(157.5)

	Interest Rate Shift in Basis Points
December 31, 2013	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total market value	$5,791.3	$5,723.6	$5,704.8	$5,569.0	$5,489.7
Market value change from base	1.51%	0.33%	—	(2.38)%	(3.77)%
Change in unrealized value	$86.5	$18.8	$—	$(135.8)	$(215.1)

In addition, we consider the effect of credit spread movements on the market value of our fixed maturity investments, short-term investments and certain of our other investments that invest in fixed maturity securities and the corresponding change in unrealized appreciation. As credit spreads widen, the market value of our fixed maturity securities falls, and the converse is also true.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the Company’s cash and fixed maturity portfolio at December 31, 2014 and 2013:

	Credit Spread Shift in Basis Points
December 31, 2014	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total market value	$5,955.1	$5,901.1	$5,847.1	$5,793.1	$5,739.1
Market value change from base	1.85%	0.92%	—	(0.92)%	(1.85)%
Change in unrealized value	$108.0	$54.0	$—	$(54.0)	$(108.0)

	Credit Spread Shift in Basis Points
December 31, 2013	(100)	(50)	—	50	100
	(U.S. dollars in millions)
Total market value	$5,850.1	$5,777.7	$5,704.8	$5,632.4	$5,567.1
Market value change from base	2.55%	1.28%	—	(1.27)%	(2.41)%
Change in unrealized value	$145.3	$72.9	$—	$(72.4)	$(137.7)
Another method used by the Company to evaluate investment portfolio risk is Value-at-Risk (“VaR”). VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systematic risk. For a one year period over 95% of the time, assuming the risks taken into account in the VaR model perform per their historical tendencies, the investment portfolio loss for this year period is expected to be less than or equal to 2.53% at December 31, 2014 and 3.01% at December 31, 2013.
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
For the year ended December 31, 2014, 16% (2013 - 15%) of the Company’s gross premiums were written in currencies other than the U.S. dollar. The portions of our cash and cash equivalents, investments, net premium receivable and insurance and reinsurance balances receivable, and reserves for loss and loss expenses denominated in non-U.S. currencies at December 31, 2014 were approximately 38%, 6%, 24%, and 14%, respectively (2013 - 45%, 5%, 21%, and 15%, respectively). As of December 31, 2014 and 2013, the Company’s principal foreign currency exposures are denominated in British Sterling and Euros. The Company measures and manages its exposure in these currencies, among others, by monitoring its estimated gross and net asset positions. In order to estimate such exposures, the Company considers currency specific investments, cash and cash equivalents, premiums receivable, reserve for losses and loss expenses, and unearned premiums. The total estimated gross and net asset balances denominated in Euros were $261.2 million and $61.2 million, respectively (2013 - $281.0 million and $48.0 million, respectively). The total estimated gross and net asset balances denominated in British Sterling were $329.7 million and $200.5 million, respectively (2013 - $277.9 million and $155.9 million, respectively). Assuming all other variables are held constant and disregarding any tax effects, a 10% change in the U.S. dollar relative to these currencies could result in a $26.2 million and $20.4 million increase or decrease in the net assets held by the Company at December 31, 2014 and 2013, respectively.
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
The following table summarizes the fair value composition of the Company’s fixed maturity investments and short-term investments by investment ratings assigned by S&P, Moody’s or other rating agencies and by contractual maturity at December 31, 2014 and 2013. In some cases, where bonds are unrated, the rating of the issuer has been applied. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2014	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities (1)	Collateralized loan and debt obligations	Asset-backed securities (1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$43,867	$307,001	$227,238	$9,305	$—	$—	$—	$587,411
AAA / Aaa	5,293	146,327	20,864	—	549,814	169,362	314,592	1,206,252
AA / Aa	28,232	203,675	30,376	8,118	1,333,802	46,335	66,805	1,717,343
A / A	35,424	735,858	99,541	20,244	129,916	14,324	9,994	1,045,301
BBB	15,005	223,123	84,982	5,719	82,272	12,665	3,252	427,018
Below BBB	—	15,866	15,453	3,334	44,376	2,943	14,272	96,244
Not rated	—	409	684	—	14,245	2,382	4,306	22,026
Total	$127,821	$1,632,259	$479,138	$46,720	$2,154,425	$248,011	$413,221	$5,101,595

(1)
The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 3.67 and 1.01, respectively, as of December 31, 2014. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

December 31, 2013	Due within one year	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities (1)	Collateralized loan and debt obligations	Asset-backed securities (1)	Total
Ratings	(U.S. dollars in thousands)
U.S. government and agencies securities	$36,886	$612,785	$110,907	$8,765	$—	$—	$—	$769,343
AAA / Aaa	11,862	179,177	12,936	—	487,296	48,649	232,900	972,820
AA / Aa	37,429	203,727	23,482	—	1,375,856	33,655	97,007	1,771,156
A / A	47,537	603,389	89,896	14,318	132,195	32	8,182	895,549
BBB	6,305	212,741	48,309	3,854	84,879	5,586	2,048	363,722
Below BBB	400	3,421	1,770	—	43,011	6,630	11,559	66,791
Not rated	5,234	—	1,186	—	11,631	—	1,560	19,611
Total	$145,653	$1,815,240	$288,486	$26,937	$2,134,868	$94,552	$353,256	$4,858,992

(1)
The effective durations of the Company’s mortgage-backed and asset-backed securities portfolios were 3.68 and 0.76, respectively, as of December 31, 2013. These securities are subject to prepayment risk and as such, actual maturity may differ significantly from contract maturity.

Credit Risk of Reinsurance Counterparties. In addition, the Company has exposure to credit risk as it relates to losses recoverable on paid and unpaid losses where the Company has purchased reinsurance and retrocessional coverages. When reinsurance or retrocessional reinsurance is purchased, the Company requires its reinsurers to have strong financial strength ratings. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. The balance of losses recoverable on paid and unpaid losses at December 31, 2014 was $889.1 million (2013 - $758.0 million). At December 31, 2014 and 2013, the Company held collateral of $199.7 million and $14.2 million, respectively, related to its ceded reinsurance agreements. At December 31, 2014, the Company had an allowance of nil (2013 - nil) for estimated uncollectible losses recoverable. The balance of losses recoverable at December 31, 2014 and 2013 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2014	December 31, 2013
	(U.S. dollars in thousands)
U.S. government sponsored program	$339,617	$356,049
A+ and above	294,216	253,665
A	248,297	135,949
A- and below	4	2,046
Not rated	6,952	10,266
Total	$889,086	$757,975
Equity Price Risk. The Company invests a portion of its investment portfolio in marketable equity securities. At December 31, 2014, the fair market value of the equity portfolio was $331.4 million (2013 - $252.5 million). These equity investments are exposed to equity price risk, defined as the potential that the Company incurs an economic loss due to a decline of common stock prices. Beta analysis is used to measure the sensitivity of our equity portfolio to changes in the value of the S&P 500 Index (an index representative of the broad equity market). Our current equity portfolio excluding perpetual preferred equities has a beta of 0.56 (2013 - 0.53) in comparison to the S&P 500 Index.
In addition to beta analysis, a sensitivity analysis can be used to assess equity price risk under varying conditions. The base sensitivity analysis below uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent to determine the impact of such a decline on the value of the Company’s equity securities. These scenarios would result in approximate decreases in the fair market value of the Company’s equity securities of $18.6 million and $37.2 million, respectively (2013 - $13.5 million and $27.0 million, respectively). As we designate all equities as available for sale, these fair value declines would impact the Company’s Consolidated Balance Sheet.

	20% decrease	% change	10% decrease	% change	December 31, 2014	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(37,238)	(11.24)%	$(18,619)	(5.62)%	$331,368	$18,619	5.62%	$37,238	11.24%
Total invested assets (1)	$(37,238)	(0.56)%	$(18,619)	(0.28)%	$6,607,084	$18,619	0.28%	$37,238	0.56%
Shareholders’ equity	$(37,238)	(1.17)%	$(18,619)	(0.58)%	$3,185,182	$18,619	0.58%	$37,238	1.17%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.

	20% decrease	% change	10% decrease	% change	December 31, 2013	10% increase	% change	20% increase	% change
	(U.S. dollars in thousands)
Equities	$(26,957)	(10.68)%	$(13,478)	(5.34)%	$252,466	$13,478	5.34%	$26,957	10.68%
Total invested assets (1)	$(26,957)	(0.41)%	$(13,478)	(0.21)%	$6,500,650	$13,478	0.21%	$26,957	0.41%
Shareholders’ equity	$(26,957)	(0.93)%	$(13,478)	(0.47)%	$2,886,549	$13,478	0.47%	$26,957	0.93%

(1)	Includes total investments and cash and cash equivalents, net of investments pending settlement.
The changes described above do not take into account any potential mitigating impact from the Company’s fixed income or other investments portfolios or the impact of taxes.
Derivative Counterparty Credit Risk. In addition to the Company’s exposure to credit risk as a holder of fixed maturity investments, short-term investments, equity securities, other investments, and the Company’s exposure to credit risk as relates to reinsurance and retrocessional recoverables, the Company also has credit risk exposure as a party to derivative financial instruments. In order to mitigate the risks associated with derivatives, the Company diversifies its counterparty credit risk, ensures that the counterparties to its derivative contracts are credit worthy and monitors on a regular basis its exposure by counterparty in order to mitigate the counterparty credit risks associated with its derivative contracts. In addition, counterparty risk is mitigated by the periodic receipt of payment of margin. At December 31, 2014, the Company’s absolute notional value of derivative contracts was $401.6 million (2013 - $795.1 million), while the net asset position of those derivative contracts was $45.2 million (2013 - $58.8 million).
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
The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in market value of our net position in swaptions, credit default swaps and interest rate swaps of approximately $0.4 million at December 31, 2014 (2013 - $1.0 million). Credit spreads are assumed to remain constant in these hypothetical examples.
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
The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. We then estimate the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes are realized. The 99.6 percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming appropriate distributions of market risk factors; (ii) future movements in market risk factors follow estimated historical movements; and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. We expect that, for any given period, our actual results will differ from our assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR. At December 31, 2014, the estimated VaR for our portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99.6% confidence level, was $21.6 million. The average, low and high amounts calculated by our VaR analysis during the year ended December 31, 2014 were $29.7 million, $16.3 million and $56.6 million, respectively. Refer to Note 8 – “Derivatives” in the Notes to the Consolidated Financial Statements of the Company for additional information related to derivative-based risk management products.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited Endurance Specialty Holdings Ltd.‘s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Endurance Specialty Holdings Ltd.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Endurance Specialty Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Endurance Specialty Holdings Ltd. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of Endurance Specialty Holdings Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endurance Specialty Holdings Ltd. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endurance Specialty Holdings Ltd.‘s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2015

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(In thousands of United States dollars except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $5,032,506 and $4,802,580 at December 31, 2014 and December 31, 2013, respectively)	$5,092,581	$4,823,964
Short-term investments, available for sale at fair value (amortized cost: $9,015 and $35,029 at December 31, 2014 and December 31, 2013, respectively)	9,014	35,028
Equity securities, available for sale at fair value (cost: $303,922 and $227,828 at December 31, 2014 and December 31, 2013, respectively)	331,368	252,466
Other investments	541,454	617,478
Total investments	5,974,417	5,728,936
Cash and cash equivalents	745,472	845,851
Premiums receivable, net	883,450	669,198
Insurance and reinsurance balances receivable	122,214	127,722
Deferred acquisition costs	207,368	186,027
Prepaid reinsurance premiums	354,940	187,209
Reinsurance recoverable on unpaid losses	670,795	593,755
Reinsurance recoverable on paid losses	218,291	164,220
Accrued investment income	27,183	24,104
Goodwill and intangible assets	153,405	165,378
Deferred tax asset	48,995	51,703
Net receivable on sales of investments	38,877	54,910
Other assets	199,375	179,109
Total assets	$9,644,782	$8,978,122
LIABILITIES
Reserve for losses and loss expenses	$3,846,859	$4,002,259
Reserve for unearned premiums	1,254,519	1,018,851
Deposit liabilities	15,136	19,458
Reinsurance balances payable	375,711	181,061
Debt	527,715	527,478
Net payable on purchases of investments	151,682	129,047
Other liabilities	287,978	213,419
Total liabilities	6,459,600	6,091,573
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2013 - $430,000)	17,200	17,200
Common shares
Ordinary - 44,765,153 issued and outstanding (2013 - 44,368,742)	44,765	44,369
Additional paid-in capital	598,226	569,116
Accumulated other comprehensive income	76,706	62,731
Retained earnings	2,448,285	2,193,133
Total shareholders' equity	3,185,182	2,886,549
Total liabilities and shareholders' equity	$9,644,782	$8,978,122
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands of United States dollars, except share and per share amounts)

	2014	2013	2012
Revenues
Gross premiums written	$2,894,076	$2,665,244	$2,549,026
Ceded premiums written	(959,870)	(616,311)	(519,531)
Net premiums written	1,934,206	2,048,933	2,029,495
Change in unearned premiums	(70,228)	(32,449)	(15,595)
Net premiums earned	1,863,978	2,016,484	2,013,900
Net investment income	131,543	166,216	173,326
Net realized and unrealized gains	14,283	15,164	72,139
Total other-than-temporary impairment losses	(625)	(1,616)	(364)
Portion of loss recognized in other comprehensive income (loss)	—	—	(483)
Net impairment losses recognized in earnings	(625)	(1,616)	(847)
Other underwriting loss	(5,786)	(2,046)	(2,183)
Total revenues	2,003,393	2,194,202	2,256,335
Expenses
Net losses and loss expenses	970,162	1,219,684	1,520,995
Acquisition expenses	319,513	304,430	303,179
General and administrative expenses	313,587	294,906	235,689
Amortization of intangibles	6,484	7,012	10,347
Net foreign exchange losses (gains)	3,839	14,214	(15,911)
Interest expense	40,968	36,188	36,174
Total expenses	1,654,553	1,876,434	2,090,473
Income before income taxes	348,840	317,768	165,862
Income tax expense	(390)	(5,853)	(3,346)
Net income	348,450	311,915	162,516
Preferred dividends	(32,750)	(32,750)	(32,750)
Net income available to common and participating common shareholders	$315,700	$279,165	$129,766
Comprehensive income
Net income	$348,450	$311,915	$162,516
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income (loss), reclassification adjustment and applicable deferred income tax (benefit) expense in 2014 - ($4,121); 2013 - $10,613; 2012 - $6,155)	40,150	(95,781)	18,916
Foreign currency translation adjustments	(26,264)	5,960	3,067
Reclassification adjustment for net losses on derivatives designated as cash flow hedge included in net income	89	89	88
Other comprehensive income (loss)	13,975	(89,732)	22,071
Comprehensive income	$362,425	$222,183	$184,587
Per share data
Basic earnings per common share	$7.07	$6.37	$3.00
Diluted earnings per common share	$7.06	$6.37	$3.00
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands of United States dollars)

	2014	2013	2012
Preferred shares
Balance, beginning and end of period	$17,200	$17,200	$17,200
Common shares
Balance, beginning of year	44,369	43,116	43,087
Issuance of common shares, net of forfeitures	396	1,571	280
Repurchase of common shares	—	(318)	(251)
Balance, end of year	44,765	44,369	43,116
Additional paid-in capital
Balance, beginning of year	569,116	527,915	526,910
Issuance of common shares, net of forfeitures	2,143	30,480	2,820
Repurchase of common shares	—	(14,266)	(9,754)
Settlement of equity awards	(4,039)	(3,001)	(3,272)
Stock-based compensation expense	31,006	27,988	11,211
Balance, end of year	598,226	569,116	527,915
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of year	18,636	12,676	9,609
Foreign currency translation adjustments	(26,264)	5,960	3,067
Balance, end of year	(7,628)	18,636	12,676
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of year	45,950	141,731	122,815
Net unrealized holding gains (losses) arising during the year, net of other-than-temporary impairment losses and reclassification adjustment	40,150	(95,781)	18,916
Balance, end of year	86,100	45,950	141,731
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of year	(1,855)	(1,944)	(2,032)
Net change from current period hedging transactions, net of reclassification adjustment	89	89	88
Balance, end of year	(1,766)	(1,855)	(1,944)
Total accumulated other comprehensive income	76,706	62,731	152,463
Retained earnings
Balance, beginning of year	2,193,133	1,969,903	1,893,576
Net income	348,450	311,915	162,516
Dividends on preferred shares	(32,750)	(32,750)	(32,750)
Dividends on common shares	(60,548)	(55,935)	(53,439)
Balance, end of year	2,448,285	2,193,133	1,969,903
Total shareholders’ equity	$3,185,182	$2,886,549	$2,710,597
See accompanying notes to the consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands of United States dollars)

	2014	2013	2012
Cash flows provided by operating activities:
Net income	$348,450	$311,915	$162,516
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	45,757	53,336	26,077
Amortization of other intangibles and depreciation	27,234	21,250	22,678
Net realized and unrealized gains	(14,283)	(15,164)	(72,139)
Net impairment losses recognized in earnings	625	1,616	847
Deferred taxes	(1,414)	2,412	(5,828)
Stock-based compensation expense	31,006	27,988	11,211
Equity in earnings of other investments	(19,608)	(64,321)	(49,059)
Premiums receivable, net	(214,252)	(67,246)	(57,935)
Insurance and reinsurance balances receivable	5,508	(22,059)	(12,953)
Deferred acquisition costs	(21,341)	(17,775)	(2,203)
Prepaid reinsurance premiums	(167,731)	(20,507)	(17,032)
Reinsurance recoverable on unpaid losses	(77,040)	98,028	(223,849)
Reinsurance recoverable on paid losses	(54,071)	(81,061)	115,835
Accrued investment income	(3,079)	3,062	2,542
Other assets	(17,132)	(10,372)	19,464
Reserve for losses and loss expenses	(155,400)	(238,617)	416,652
Reserve for unearned premiums	235,668	53,607	33,136
Deposit liabilities	(4,322)	(2,762)	(4,667)
Reinsurance balances payable	194,650	70,218	(78,645)
Other liabilities	127,036	54,376	(3,180)
Net cash flows provided by operating activities	266,261	157,924	283,468
Cash flows (used in) provided by investing activities
Proceeds from sales of available for sale investments	3,557,450	3,374,002	4,143,528
Proceeds from maturities and calls on available for sale investments	588,490	649,337	943,445
Proceeds from the redemption of other investments	154,655	31,961	79,225
Purchases of available for sale investments	(4,449,225)	(4,259,800)	(4,964,345)
Purchases of other investments	(59,023)	(67,572)	(115,054)
Net settlements of other assets	11,665	(50,355)	(15,123)
Purchases of fixed assets	(40,932)	(24,960)	(23,855)
Net cash received (paid) for subsidiary acquisition	39	(390)	(1,519)
Net cash flows (used in) provided by investing activities	(236,881)	(347,777)	46,302
Cash flows used in financing activities
Issuance of common shares	2,305	31,884	2,935
Repurchase of common shares	—	(14,584)	(10,005)
Settlement of equity awards	(4,039)	(3,001)	(3,272)
Bridge facility costs paid	(4,750)	—	—
Proceeds from issuance of debt	706	703	972
Repayments and repurchases of debt	(686)	(768)	(2,017)
Dividends on preferred shares	(32,750)	(32,750)	(32,750)
Dividends on common shares	(60,524)	(55,906)	(53,439)
Net cash flows used in financing activities	(99,738)	(74,422)	(97,576)
Effect of exchange rate changes on cash and cash equivalents	(30,021)	(13,893)	911
Net (decrease) increase in cash and cash equivalents	(100,379)	(278,168)	233,105
Cash and cash equivalents, beginning of year	845,851	1,124,019	890,914
Cash and cash equivalents, end of year	$745,472	$845,851	$1,124,019
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
The Company’s insurance premiums are earned pro rata over the term of the applicable risk period specified in the insurance policy. The Company’s insurance policies cover losses occurring or claims made during the term of the policy. Generally, the Company receives a fixed premium which is identified in the policy and is recorded on the inception date of the contract or when premiums are determinable and earned evenly over the policy term. This premium will only adjust if the underlying insured values adjust. Accordingly, the Company monitors the underlying insured values and records additional or return premiums in the period in which amounts are reasonably determinable.
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

2.     Significant accounting policies, cont'd.

(a)	Premiums and related expenses, cont'd.
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
Premiums receivable are recorded at amounts due less any allowance for estimated uncollectible premiums receivable. At December 31, 2014, the Company had an allowance for estimated uncollectible premiums receivable of $2.6 million (2013 - $2.3 million).
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

2.     Significant accounting policies, cont'd.

(c)	Reinsurance
Reinsurance recoverable on paid and unpaid losses represent estimates of losses and loss expenses that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreements and consistent with the establishment of the Company’s reserve for losses and loss expenses. Ceding commissions earned on ceded business are classified as an offset to acquisition and general and administrative expenses.

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
If the Company has the intent to sell a fixed maturity or short-term security in an unrealized loss position or it is more likely than not that the Company will be required to sell the security, the Company deems the security to be other-than-temporarily impaired and writes down the carrying value of the security to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment (“OTTI”) loss.
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

2.     Significant accounting policies, cont'd.

(d)	Investments, cont'd.
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
Other investments within the Company’s investment portfolio are comprised of (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity (“alternative funds”) and (ii) high yield loan funds (“specialty funds”). During 2014, the Company's investment in convertible debt funds previously classified as other investments was merged by the investment manager into a new fund that is classified as an available for sale equity security. Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company’s share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative and specialty funds, our investments in those funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

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
Identifiable intangible assets are amortized in accordance with their useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or more often if impairment indicators arise. In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations.
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

2.     Significant accounting policies, cont'd.

(h)	Foreign exchange
Assets and liabilities of foreign operations whose functional currency is not the United States dollar are translated at exchange rates in effect at the balance sheet date. Revenues and expenses of such foreign operations are translated at weighted average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income, net of applicable deferred income taxes. Other monetary assets and liabilities denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date with the resulting net foreign exchange gains and losses included in earnings. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date.

(i)	Derivatives
Current accounting guidance requires the recognition of all derivative financial instruments including embedded derivative instruments, as either assets or liabilities in the Consolidated Balance Sheets at fair value.
The Company may use various derivative instruments such as foreign exchange forward, future and option contracts; interest rate futures, swaps, swaptions, and options; credit default swaps; commodity futures and options; weather swaps and options; and to-be-announced mortgage-backed securities. Except for a cash flow hedge entered into in 2004 as disclosed in Note 8, these derivative instruments are used to manage exposure to interest rate and currency risk, to enhance the efficiency of the Company’s investment portfolio, to economically hedge certain risks, and as part of its weather risk management business. These derivative instruments do not qualify, and are not designated, as hedges. Thus, changes in fair value and any realized gains or losses are recognized in net realized and unrealized gains, net foreign exchange losses (gains), or other underwriting loss in the Consolidated Statements of Income and Comprehensive Income. Margin balances required of counterparties are included in cash and cash equivalents. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions may be netted by the counterparty.

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

2.     Significant accounting policies, cont'd.

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

2.     Significant accounting policies, cont'd.

(p)	Recent accounting pronouncements
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
3.     Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Available for sale investments	$123,773	$113,074	$135,841
Other investments	19,609	64,321	49,059
Cash and cash equivalents	2,445	2,752	1,616
	$145,827	$180,147	$186,516
Investment expenses	(14,284)	(13,931)	(13,190)
Net investment income	$131,543	$166,216	$173,326
The following table summarizes the composition of the investment portfolio by investment type at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity securities	$5,092,581	77.1%	$4,823,964	74.2%
Cash and cash equivalents(1)	632,667	9.6%	771,714	11.9%
Other investments(2)	541,454	8.2%	617,478	9.5%
Short-term investments	9,014	0.1%	35,028	0.5%
Equity securities	331,368	5.0%	252,466	3.9%
Total	$6,607,084	100.0%	$6,500,650	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.

(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.     Investments, cont'd.
The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at December 31, 2014 and 2013. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	December 31, 2014		December 31, 2013
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$587,411	11.5%	$769,343	15.8%
AAA/Aaa	1,206,252	23.6%	972,820	20.0%
AA/Aa	1,717,343	33.7%	1,771,156	36.5%
A/A	1,045,301	20.5%	895,549	18.4%
BBB	427,018	8.4%	363,722	7.5%
Below BBB	96,244	1.9%	66,791	1.4%
Not rated	22,026	0.4%	19,611	0.4%
Total	$5,101,595	100.0%	$4,858,992	100.0%

(1)
The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“S&P”). If a rating is not supplied by S&P, the equivalent rating supplied by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings, Inc., or DBRS, Inc. is used.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of December 31, 2014 and 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$126,921	$127,821	$144,814	$145,653
Due after one year through five years	1,627,154	1,632,259	1,808,001	1,815,240
Due after five years through ten years	474,959	479,138	290,391	288,486
Due after ten years	43,314	46,720	26,344	26,937
Residential mortgage-backed securities	1,149,536	1,175,006	1,192,085	1,187,191
Commercial mortgage-backed securities	960,598	979,419	932,263	947,677
Collateralized loan and debt obligations	247,510	248,011	92,519	94,552
Asset-backed securities	411,529	413,221	351,192	353,256
Total	$5,041,521	$5,101,595	$4,837,609	$4,858,992

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.     Investments, cont'd.
In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity (“alternative funds”) and (ii) high yield loan funds (“specialty funds”). During 2014, the Company's investment in convertible debt funds previously classified as other investments was merged by the investment manager into a new fund that is classified as an available for sale equity security. The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments”. At December 31, 2014 and 2013, the Company had invested, net of capital returned, a total of $387.2 million and $440.9 million, respectively, in other investments. At December 31, 2014 and 2013, the carrying value of other investments was $541.5 million and $617.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of December 31, 2014 and 2013:

December 31, 2014	Market Value	Unfunded Commitments	Ineligible for Redemption in 2015
Alternative funds
Hedge funds	$411,280	$—	$10,580
Private investment funds	74,664	70,542	74,664
Total alternative funds	$485,944	$70,542	$85,244

Specialty funds
High yield loan funds	$55,510	$—	$—
Total specialty funds	$55,510	$—	$—
Total other investments	$541,454	$70,542	$85,244

December 31, 2013	Market Value	Unfunded Commitments	Ineligible for Redemption in 2014
Alternative funds
Hedge funds	$401,438	$—	$47,406
Private investment funds	59,703	57,997	59,703
Total alternative funds	$461,141	$57,997	$107,109

Specialty funds
High yield loan funds	$111,254	$—	$—
Convertible debt funds	45,083	—	—
Total specialty funds	$156,337	$—	$—
Total other investments	$617,478	$57,997	$107,109
Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 97.4% of the hedge fund portfolio, with the remainder over the following two years.

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
Net Realized and Unrealized Gains
Realized and unrealized gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized gains and losses, intangible asset impairment loss, and the change in the fair value of investment-related derivative financial instruments for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Gross realized gains on investment sales	$35,921	$40,018	$77,474
Gross realized losses on investment sales	(16,515)	(25,521)	(6,164)
Intangible asset impairment loss(1)	(5,450)	—	—
Change in fair value of derivative financial instruments(2)	327	667	829
Net realized and unrealized gains	$14,283	$15,164	$72,139

(1)	For additional information on the Company's intangible assets, see Note 10.

(2)	For additional information on the Company’s derivative financial instruments, see Note 8.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

 3.     Investments, cont'd.
Unrealized Gains and Losses and Other-than-temporary Impairments
The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit OTTI losses on the Company’s securities classified as available for sale at December 31, 2014 and 2013 are as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (2)
Fixed maturity investments
U.S. government and agencies securities	$582,970	$6,471	$(2,030)	$587,411	$—
U.S. state and municipal securities	39,340	191	(118)	39,413	—
Foreign government securities	239,217	2,983	(1,664)	240,536	—
Government guaranteed corporate securities	47,436	675	(9)	48,102	—
Corporate securities	1,354,370	12,742	(5,650)	1,361,462	—
Residential mortgage-backed securities	1,149,536	27,542	(2,072)	1,175,006	(3,233)
Commercial mortgage-backed securities	960,598	21,374	(2,553)	979,419	(5)
Collateralized loan and debt obligations(1)	247,510	1,449	(948)	248,011	—
Asset-backed securities	411,529	2,265	(573)	413,221	—
Total fixed maturity investments	$5,032,506	$75,692	$(15,617)	$5,092,581	$(3,238)
Short-term investments	9,015	—	(1)	9,014	—
Total fixed income investments	$5,041,521	$75,692	$(15,618)	$5,101,595	$(3,238)
Equity securities
Equity investments	$176,167	$29,660	$(3,292)	$202,535	$—
Emerging market debt funds	60,826	—	(676)	60,150	—
Convertible funds	46,331	—	(220)	46,111	—
Preferred equity investments	13,858	2,022	(44)	15,836	—
Short-term fixed income fund	6,740	—	(4)	6,736	—
Total equity securities	$303,922	$31,682	$(4,236)	$331,368	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $15.2 million.

(2)
Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At December 31, 2014, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was nil.

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

3.     Investments, cont'd.
The following tables summarize, for all available for sale securities in an unrealized loss position at December 31, 2014 and 2013, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
December 31, 2014	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(481)	$155,350	$(1,549)	$45,993	$(2,030)	$201,343
U.S. state and municipal securities	(47)	3,295	(71)	6,841	(118)	10,136
Foreign government securities	(1,378)	37,904	(286)	4,306	(1,664)	42,210
Government guaranteed corporate securities	(9)	4,598	—	—	(9)	4,598
Corporate securities	(4,023)	533,139	(1,627)	84,278	(5,650)	617,417
Residential mortgage-backed securities	(260)	62,832	(1,812)	108,899	(2,072)	171,731
Commercial mortgage-backed securities	(1,068)	180,222	(1,485)	78,412	(2,553)	258,634
Collateralized loan and debt obligations	(876)	176,439	(72)	6,491	(948)	182,930
Asset-backed securities	(415)	199,205	(158)	19,095	(573)	218,300
Total fixed maturity investments	$(8,557)	$1,352,984	$(7,060)	$354,315	$(15,617)	$1,707,299
Short-term investments	(1)	1,953	—	—	(1)	1,953
Total fixed income investments	$(8,558)	$1,354,937	$(7,060)	$354,315	$(15,618)	$1,709,252
Equity securities
Equity investments	$(3,292)	$53,591	$—	$—	$(3,292)	$53,591
Emerging market debt funds	(676)	60,150	—	—	(676)	60,150
Convertible funds	(220)	46,111	—	—	(220)	46,111
Preferred equity investments	(44)	4,449	—	—	(44)	4,449
Short-term fixed income fund	(4)	6,736	—	—	(4)	6,736
Total equity securities	$(4,236)	$171,037	$—	$—	$(4,236)	$171,037

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2014.
As of December 31, 2014, 747 available for sale securities were in an unrealized loss position aggregating $19.9 million. Of those, 171 securities with aggregated unrealized losses of $7.1 million at December 31, 2014 had been in a continuous unrealized loss position for twelve months or greater.

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
The analysis of OTTI for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Total other-than-temporary impairment losses	$(625)	$(1,616)	$(364)
Portion of loss recognized in other comprehensive income (loss)	—	—	(483)
Net impairment losses recognized in earnings	$(625)	$(1,616)	$(847)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.     Investments, cont'd.
Of the $0.6 million (2013 - $1.6 million; 2012 - $0.8 million) of OTTI losses recognized by the Company for the year ended December 31, 2014, the majority was related to reductions in expected recovery values on mortgage-backed securities during the period, and expected losses on corporate securities following the Company’s decision to liquidate a specific portfolio. The unrealized losses on the Company’s fixed income securities at December 31, 2014 were primarily due to an increase in interest rates and widening of credit spreads, rather than any actual credit losses on these securities. At December 31, 2014, the Company did not have the intent to sell any of the remaining fixed maturity investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.
The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012 :

	2014	2013	2012
Beginning balance	$(1,553)	$(2,000)	$(2,225)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	(3)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—	(502)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Reductions for securities sold during the year	715	447	730
Ending balance	$(838)	$(1,553)	$(2,000)
Variable Interest Entities
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of December 31, 2014 and 2013. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Consolidated Balance Sheets and any unfunded investment commitments.
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

4.     Fair value measurement, cont'd.

•
Government guaranteed corporate fixed maturity securities – These securities are generally priced by pricing services or index providers. The pricing service or index providers may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical spread models which may incorporate inputs from the U.S. treasury curve or LIBOR. The Company generally classifies the fair values of its government guaranteed corporate securities in Level 2.

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

•
Structured securities including agency and non-agency, residential and commercial mortgage, asset-backed securities and collateralized loan and debt obligations – These securities are generally priced by broker/dealers. Broker/dealers may use current market trades for securities with similar qualities. If no such trades are available, inputs such as bid and offer, prepayment speeds, the U.S. treasury curve, swap curve and cash settlement may be used in a discounted cash flow model to determine the fair value of a security. The Company generally classifies the fair values of its structured securities in Level 2.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments, and other financial instruments not described above approximated their fair values at December 31, 2014 and 2013.
The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2014:

		Fair Value Measurements at December 31, 2014
	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$587,411	$105,121	$482,290	$—
U.S. state and municipal securities	39,413	—	39,413	—
Foreign government securities	240,536	—	240,536	—
Government guaranteed corporate securities	48,102	—	48,102	—
Corporate securities	1,361,462	—	1,358,960	2,502
Residential mortgage-backed securities	1,175,006	—	1,174,997	9
Commercial mortgage-backed securities	979,419	—	974,602	4,817
Collateralized loan and debt obligations	248,011	—	246,042	1,969
Asset-backed securities	413,221	—	410,228	2,993
Total fixed maturity investments	$5,092,581	$105,121	$4,975,170	$12,290
Equity securities
Equity investments	202,535	138,463	64,072	—
Emerging market debt funds	60,150	—	60,150	—
Convertible funds	46,111	—	46,111	—
Preferred equity investments	15,836	—	15,836	—
Short-term fixed income fund	6,736	6,736	—	—
Total equity securities	$331,368	$145,199	$186,169	$—
Short-term investments	9,014	—	9,014	—
Other investments	541,454	—	—	541,454
Other assets (see Note 8)	99,504	—	73,889	25,615
Total assets	$6,073,921	$250,320	$5,244,242	$579,359
Liabilities
Other liabilities (see Note 8)	$54,338	$—	$18,972	$35,366
Debt	623,740	—	623,740	—
Total liabilities	$678,078	$—	$642,712	$35,366

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Fair value measurement, cont'd.
During 2014, $13.3 million of primarily commercial and residential mortgage-backed securities and corporate securities were transferred into Level 3 as no observable inputs were available, and $7.5 million of primarily commercial and residential mortgage-backed securities and collateralized loan and debt obligations were transferred out of Level 3 as market activity for these securities increased and observable inputs became available. During the year ended December 31, 2014, $6.6 million of U.S. government and agencies securities were transferred from Level 1 to Level 2 as they no longer qualified as on the run U.S. treasury securities.
The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2013:

		Fair Value Measurements at December 31, 2013
	Total at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$769,343	$20,248	$749,095	$—
U.S. state and municipal securities	26,854	—	26,854	—
Foreign government securities	182,647	—	182,647	—
Government guaranteed corporate securities	35,145	—	35,145	—
Corporate securities	1,227,299	—	1,226,553	746
Residential mortgage-backed securities	1,187,191	—	1,186,943	248
Commercial mortgage-backed securities	947,677	—	946,794	883
Collateralized loan and debt obligations	94,552	—	92,095	2,457
Asset-backed securities	353,256	—	350,262	2,994
Total fixed maturity investments	$4,823,964	$20,248	$4,796,388	$7,328
Equity securities
Equity investments	174,669	117,776	56,893	—
Emerging market debt funds	60,844	—	60,844	—
Preferred equity investments	8,223	—	8,223	—
Short-term fixed income fund	8,730	8,730	—	—
Total equity securities	$252,466	$126,506	$125,960	$—
Short-term investments	35,028	—	35,028	—
Other investments	617,478	—	—	617,478
Other assets (see Note 8)	108,272	—	94,234	14,038
Total assets	$5,837,208	$146,754	$5,051,610	$638,844
Liabilities
Other liabilities (see Note 8)	$49,452	$—	$29,883	$19,569
Debt	575,115	—	575,115	—
Total liabilities	$624,567	$—	$604,998	$19,569

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Fair value measurement, cont'd.
Level 3 assets represented 9.5% and 10.9% of the Company’s total available for sale investments, other investments and derivative instruments at December 31, 2014 and 2013, respectively. Level 3 securities are primarily comprised of corporate securities, non-agency commercial mortgage-backed securities, asset-backed securities, collateralized debt obligations, investments in alternative and specialty funds, and weather derivatives. The NAV used to measure the fair value the Company’s other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company’s valuation techniques for the year ended December 31, 2014.
Other assets and other liabilities measured at fair value include assets of $25.6 million (2013 - $14.0 million) and liabilities of $35.4 million (2013 - $19.6 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company’s weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
Observable and unobservable inputs to these valuation techniques vary by contract requirements and commodity type, are validated using market-based or independently sourced parameters where applicable and may typically include the following:

•	observable inputs: contract price, notional, option strike, term to expiry, interest rate, contractual limits;

•	unobservable inputs: correlation; and

•	both observable and unobservable: forward commodity price, forward weather curve.
The Company's weather curves are determined by taking the average payouts for each transactions within its portfolio utilizing detrended historical weather measurements. The Company's commodity curves are determined using historical market data scaled to currently observed market prices. The range of each unobservable input could vary based on the specific commodity, including, but not limited to natural gas, electricity, crude, liquids, temperature or precipitation. Due to the diversity of the portfolio, the range of unobservable inputs could be wide-spread as reflected in the below table on quantitative information.
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

4.     Fair value measurement, cont'd.
Below is a summary of quantitative information regarding the significant observable and unobservable inputs used in determining the fair value of the net weather and energy related derivative liabilities classified in Level 3 that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

	December 31, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation and commodity curve)
Net weather and energy related derivative liabilities	$9,751	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(828)	$2,500	Actual
			Commodity curve	$—	$—	Actual

	December 31, 2013
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation and commodity curve)
Net weather and energy related derivative liabilities	$5,531	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$—	$7,940	Actual
			Commodity curve	$0.65	$10.00	Actual
There were no impairment losses on Level 3 securities recognized in earnings for the year ended December 31, 2014 or 2013.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2014 and 2013.

December 31, 2014	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$7,328	$617,478	$14,038	$638,844	$(19,569)
Total equity income and realized gains included in earnings	144	58,555	—	58,699	—
Total equity losses and losses included in earnings	(85)	(38,947)	—	(39,032)	—
Total income included in other underwriting loss	—	—	32,642	32,642	29,040
Total loss included in other underwriting loss	—	—	(27,147)	(27,147)	(37,617)
Change in unrealized gains included in other comprehensive income (loss)	801	—	—	801	—
Change in unrealized losses included in other comprehensive income (loss)	(706)	—	—	(706)	—
Purchases	842	59,023	2,807	62,672	(1,404)
Issues	—	—	15,631	15,631	(25,692)
Sales	(1,848)	(154,655)	—	(156,503)	—
Settlements	—	—	(12,356)	(12,356)	19,876
Transfers into Level 3	13,311	—	—	13,311	—
Transfers out of Level 3	(7,497)	—	—	(7,497)	—
Level 3, end of year	$12,290	$541,454	$25,615	$579,359	$(35,366)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.     Fair value measurement, cont'd.

December 31, 2013	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of year	$8,497	$517,546	$882	$526,925	$(1,922)
Total equity income and realized gains included in earnings	127	86,605	—	86,732	—
Total equity losses and losses included in earnings	(17)	(22,284)	—	(22,301)	—
Total income included in other underwriting loss	—	—	10,452	10,452	7,340
Total loss included in other underwriting loss	—	—	(6,927)	(6,927)	(11,126)
Change in unrealized gains included in other comprehensive income (loss)	749	—	—	749	—
Change in unrealized losses included in other comprehensive income (loss)	(305)	—	—	(305)	—
Purchases	1,665	67,571	2,994	72,230	(587)
Issues	—	—	6,637	6,637	(13,274)
Sales	(6,654)	(31,960)	—	(38,614)	—
Transfers into Level 3	11,729	—	—	11,729	—
Transfers out of Level 3	(8,463)	—	—	(8,463)	—
Level 3, end of year	$7,328	$617,478	$14,038	$638,844	$(19,569)

5.     Reserve for losses and loss expenses
Activity in the reserve for losses and loss expenses for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
Gross reserve for losses and loss expenses, January 1	$4,002,259	$4,240,876	$3,824,224
Reinsurance recoverable on unpaid losses	593,755	691,783	467,934
Net reserve for losses and loss expenses, January 1	3,408,504	3,549,093	3,356,290
Incurred related to:
Current year	1,203,977	1,442,076	1,641,152
Prior years	(233,815)	(222,392)	(120,157)
Total incurred	970,162	1,219,684	1,520,995
Paid related to:
Current year	(439,169)	(524,010)	(608,228)
Prior years	(719,043)	(838,082)	(715,528)
Total paid	(1,158,212)	(1,362,092)	(1,323,756)

Foreign currency translation and other	(44,390)	1,819	(4,436)

Net reserve for losses and loss expenses, December 31	3,176,064	3,408,504	3,549,093
Reinsurance recoverable on unpaid losses	670,795	593,755	691,783
Gross reserve for losses and loss expenses, December 31	$3,846,859	$4,002,259	$4,240,876

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Reserve for losses and loss expenses, cont'd.
During 2014, the Company’s estimated ultimate losses for prior accident years were reduced by $233.8 million (2013 – $222.4 million; 2012 – $120.2 million) due to lower claims emergence than originally estimated by the Company. During 2014, the Company experienced favorable development in the Reinsurance segment of $153.2 million across each line of business. In the Insurance segment, the Company experienced $80.6 million of favorable development across each line of business. During 2013, the Company experienced favorable development in the Reinsurance segment of $188.5 million across each line of business. In the Insurance segment, the Company experienced $33.9 million of favorable development across each line of business. During 2012, the Company experienced favorable development in the Reinsurance segment of $74.0 million in the catastrophe, casualty, professional lines and specialty lines of business. In the Insurance segment, the Company experienced $46.2 million of favorable development across each line of business.
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
A significant portion of the Company’s contracts and policies cover excess layers for high severity exposures. Underwriting results and ultimate claims payments for this type of coverage are therefore not typically reported to the Company until later in the contract and policy lives. As a result, the level of losses reported to date is not necessarily indicative of expected future results.
6.     Reinsurance
The effects of reinsurance on premiums earned and written during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Earned	Written	Earned	Written	Earned	Written
Direct	$1,521,648	$1,716,128	$1,472,796	$1,475,429	$1,428,765	$1,429,930
Assumed	1,132,370	1,177,948	1,139,487	1,189,815	1,087,702	1,119,096
Ceded	(790,040)	(959,870)	(595,799)	(616,311)	(502,567)	(519,531)
	$1,863,978	$1,934,206	$2,016,484	$2,048,933	$2,013,900	$2,029,495
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

6.     Reinsurance, cont'd.
During the year ended December 31, 2014, the Company recorded ceded losses of $575.7 million (2013 - $683.2 million; 2012 - $737.8 million). The balance of reinsurance recoverable on paid and unpaid losses at December 31, 2014 and 2013 was distributed as follows based on the ratings of the reinsurers:

Rating	December 31, 2014	December 31, 2013
U.S. government sponsored program	$339,617	$356,049
A+ and above	294,216	253,665
A	248,297	135,949
A- and below	4	2,046
Not rated	6,952	10,266
Total	$889,086	$757,975
At December 31, 2014 and 2013, the Company held collateral of $199.7 million and $14.2 million, respectively, related to its ceded reinsurance agreements.
7.     Debt and financing arrangements
On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). Upon entering into the Credit Facility, the Company terminated its existing $1,175.0 million amended and restated credit agreement dated May 8, 2007 with JPMorgan as administrative agent. As of December 31, 2014 and 2013, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $204.0 million and $260.3 million, respectively.
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
For letters of credit issued on a collateralized basis under the Tranche 1 Facility, the Company is required to pay a fee of 0.45% on the daily stated amount of such letters of credit. For letters of credit issued on an uncollateralized basis under the Tranche 2 Facility, the Company is required to pay a fee ranging from 1.125% to 1.750% over LIBOR on the daily stated amount of such letters of credit based upon the Company’s debt ratings as issued by Moody’s or S&P. The interest rate for revolving loans under the Tranche 2 Facility is (a) the highest of (i) 0.5% in excess of the federal funds effective rate, (ii) the prime rate as announced by JP Morgan and (iii) the Eurodollar rate applicable for an interest period of one month plus 1%, plus a margin ranging from 0.125% to 0.750% depending upon the type of loan and the Company’s ratings as issued by Moody’s and S&P or (b) LIBOR plus a margin ranging from 1.125% to 1.750%. In addition, the Credit Facility required the Company to pay to the lenders a commitment fee.
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
On June 25, 2014, the Company entered into the First Amendment (the “Amendment”) to the Credit Facility. The Amendment also amends the Security Agreement, dated as of April 19, 2012 (the “Security Agreement”), among the Company and various designated subsidiaries of the Company, Deutsche Bank Trust Company America, as collateral agent, and JPMorgan. The Amendment contained certain amendments to the Credit Facility and the Security Agreement applicable to the proposed acquisition of Aspen Insurance Holdings Limited (“Aspen”).
On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement ("LOC Agreement") and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of December 31, 2014, the Company had issued letters of credit of $5.9 million (December 31, 2013 - nil) under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.
On December 9, 2014, the Company and certain designated subsidiaries of the Company entered into a $30.0 million Canadian dollar letter of credit reimbursement agreement ("Canadian LOC Agreement") with Bank of Montreal and ING Bank N.V., London Branch. As of December 31, 2014, there were no letters of credit issued under the Canadian LOC Agreement. For letters of credit issued under the Canadian LOC Agreement, the Company is required to pay a fee on the daily amount available to be drawn under each letter of credit. Letters of credit issued under the Canadian LOC Agreement are required to be collateralized with cash in Canadian dollars.
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
The indentures governing each of the Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the Senior Notes as of December 31, 2014.
The Company made aggregate interest payments of $40.4 million during the year ended December 31, 2014 (2013 - $35.7 million, 2012 - $35.7 million). Aggregate interest payments during the year ended December 31, 2014 include $4.8 million of costs on the Bridge Facility, as described above.
8.     Derivatives
In 2004, prior to the issuance of the 7% Senior Notes, the Company entered into an interest rate lock on a notional amount of $125.0 million to protect against interest rate increases before the anticipated issuance of the Senior Notes. The objective of the interest rate lock was to protect 50% of the forecasted receipt of proceeds from the issuance of the 7% Senior Notes offering, which was subject to change prior to issuance due to fluctuations in the benchmark 30 year U.S. Treasury rate. Upon issuance of the 7% Senior Notes, the interest rate lock was settled through payment by the Company of $2.7 million. The interest rate lock agreement was designated as a “cash flow hedge” under current accounting guidance and accordingly, the fair value of the derivative was recorded in other comprehensive income (loss) and is being recognized as a component of interest expense in the Consolidated Statements of Income and Comprehensive Income as the interest expense related to the 7% Senior Notes affects earnings. The net income effect of the interest rate lock was not material.
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
To-Be-Announced Mortgage-backed Securities (“TBAs”) - to enhance investment performance and as part of the overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between the purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.
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

8.     Derivatives, cont'd.
The fair values and the related notional values of derivatives at December 31, 2014 and 2013 are noted below.

	December 31, 2014		December 31, 2013
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$651	$42,694	$251	$19,269
Interest rate swaps	—	—	124	16,100
Interest rate swaptions	—	—	39	24,338
Interest rate futures	7	7,595	—	—
TBAs	73,231	70,000	93,820	93,840
Energy and weather contracts	25,615	81,624	14,038	53,986
Total recorded in other assets	$99,504		$108,272
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$123	$20,945	$172	$15,861
Interest rate swaps	20	12,549	933	12,193
Interest rate swaptions	9	13,100	543	361,455
Interest rate futures	—	—	17	103,935
TBAs	18,820	18,000	28,218	28,000
Energy and weather contracts	35,366	135,050	19,569	66,113
Total recorded in other liabilities	$54,338		$49,452
Net derivative asset	$45,166		$58,820

At December 31, 2014, derivative assets of $99.5 million (December 31, 2013 - $14.5 million) and liabilities of $54.3 million (December 31, 2013 - $21.2 million) were subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. At December 31, 2014, interest rate futures were not subject to master netting agreements. At December 31, 2013, TBAs and interest rate futures were not subject to master netting agreements. At December 31, 2014 and 2013, none of the Company’s derivative instruments were recorded on a net basis in the Consolidated Balance Sheets.
The gains and losses on the Consolidated Statements of Income and Comprehensive Income for derivatives for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013	2012
Total included in net foreign exchange losses (gains) from foreign exchange forward contracts	$1,880	$357	$98

Interest rate futures	$121	$44	$87
Credit default swaps	30	49	48
Interest rate swaps	(4,239)	1,241	85
Interest rate swaptions	477	291	29
TBAs	3,938	(958)	580
Total included in net realized and unrealized gains	$327	$667	$829

Energy and weather contracts	$(315)	$(261)	$—
Commodity put options	—	—	(2,684)
Total included in other underwriting loss	$(315)	$(261)	$(2,684)

Total gains from derivatives	$1,892	$763	$(1,757)

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

•
Insurance – This segment is comprised of four lines of business: agriculture, casualty and other specialty, professional lines, and property, marine and energy. The agriculture line of business is comprised of multi-peril crop insurance, crop hail, livestock risk protection and other agriculture risk management products. The casualty and other specialty line of business is comprised of the insurance and facultative reinsurance of third party liability exposures, including casualty and healthcare liability. The professional line of business includes directors’ and officers’ liability, errors and omissions, employment practices liability, environmental liability and pension trust liability insurance. The property, marine and energy line of business is comprised of the insurance and facultative reinsurance of commercial properties, inland marine and ocean marine insurance, and energy insurance.

•
Reinsurance – This segment is comprised of five lines of business: catastrophe, property, casualty, professional lines, and specialty. The catastrophe line of business includes reinsurance for catastrophic perils on a treaty basis. The property line of business includes proportional and excess of loss reinsurance of personal and commercial exposures. The casualty line of business is comprised of third party liability exposures, clash and workers’ compensation coverages. The professional line of business includes directors’ and officers’ liability, errors and omissions, employment practices liability, environmental liability and pension trust liability reinsurance. The specialty line of business includes the reinsurance of aviation and space business and proportional and non-proportional reinsurance of hull and cargo insurance business, and proportional and excess of loss coverages of contract and commercial surety business, personal accident coverages, political risk coverages, weather risk management products and agriculture coverages for weather related perils as well as protection from yield and price risks.

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

9.     Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the year ended December 31, 2014, reserve for losses and loss expenses as of December 31, 2014 and the carrying value of goodwill as of December 31, 2014:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,716,128	$1,177,948	$2,894,076
Ceded premiums written	(855,722)	(104,148)	(959,870)
Net premiums written	860,406	1,073,800	1,934,206
Net premiums earned	833,912	1,030,066	1,863,978
Other underwriting loss	—	(5,786)	(5,786)
	833,912	1,024,280	1,858,192
Expenses
Net losses and loss expenses	594,561	375,601	970,162
Acquisition expenses	65,368	254,145	319,513
General and administrative expenses	174,575	139,012	313,587
	834,504	768,758	1,603,262
Underwriting (loss) income	$(592)	$255,522	$254,930

Net loss ratio	71.4%	36.4%	52.1%
Acquisition expense ratio	7.8%	24.7%	17.1%
General and administrative expense ratio	20.9%	13.5%	16.8%
Combined ratio	100.1%	74.6%	86.0%
Reserve for losses and loss expenses	$2,123,772	$1,723,087	$3,846,859
Goodwill	$47,925	$43,313	$91,238

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
The following table provides a summary of the segment revenues and results for the year ended December 31, 2012, reserve for losses and loss expenses as of December 31, 2012 and the carrying value of goodwill as of December 31, 2012:

	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,429,930	$1,119,096	$2,549,026
Ceded premiums written	(487,573)	(31,958)	(519,531)
Net premiums written	942,357	1,087,138	2,029,495
Net premiums earned	955,089	1,058,811	2,013,900
Other underwriting (loss) income	(2,684)	501	(2,183)
	952,405	1,059,312	2,011,717
Expenses
Net losses and loss expenses	855,941	665,054	1,520,995
Acquisition expenses	75,597	227,582	303,179
General and administrative expenses	125,108	110,581	235,689
	1,056,646	1,003,217	2,059,863
Underwriting (loss) income	$(104,241)	$56,095	$(48,146)

Net loss ratio	89.6%	62.8%	75.5%
Acquisition expense ratio	7.9%	21.5%	15.1%
General and administrative expense ratio	13.1%	10.4%	11.7%
Combined ratio	110.6%	94.7%	102.3%
Reserve for losses and loss expenses	$2,287,052	$1,953,824	$4,240,876
Goodwill	$47,925	$43,014	$90,939
The following table reconciles total segment results to income before income taxes for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Total underwriting income (loss)	$254,930	$195,418	$(48,146)
Net investment income	131,543	166,216	173,326
Net foreign exchange (losses) gains	(3,839)	(14,214)	15,911
Net realized and unrealized gains	14,283	15,164	72,139
Net impairment losses recognized in earnings	(625)	(1,616)	(847)
Amortization of intangibles	(6,484)	(7,012)	(10,347)
Interest expense	(40,968)	(36,188)	(36,174)
Income before income taxes	$348,840	$317,768	$165,862

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.     Segment reporting, cont'd.
The following table provides gross premiums written by line of business for the years ended December 31, 2014, 2013 and 2012:

Business Segment	2014	2013	2012
Insurance
Agriculture	$866,025	$954,389	$903,730
Casualty and other specialty	396,113	303,803	296,325
Professional lines	263,538	148,537	169,815
Property, marine and energy	190,452	68,700	60,060
Total Insurance	1,716,128	1,475,429	1,429,930
Reinsurance
Catastrophe	343,213	355,751	378,387
Property	287,326	297,806	349,579
Casualty	159,533	241,358	208,353
Professional lines	174,656	163,594	59,076
Specialty	213,220	131,306	123,701
Total Reinsurance	1,177,948	1,189,815	1,119,096
Total	$2,894,076	$2,665,244	$2,549,026
The following table provides the geographic distribution of gross premiums written for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
United States	$2,054,431	$1,960,693	$1,901,686
Worldwide	456,078	435,655	412,941
Europe	172,077	153,516	121,363
Australasia	61,994	25,191	22,497
Japan	45,618	33,879	36,392
Canada	19,622	15,403	17,248
Other	84,256	40,907	36,899
Total gross premiums written	$2,894,076	$2,665,244	$2,549,026
The Company attributes gross premiums written to the geographic region in which the risks originate.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.     Goodwill and intangible assets
The following table shows an analysis of goodwill and intangible assets for the years ended December 31, 2014 and 2013:

	Goodwill	Intangible assets with indefinite lives	Intangible assets with finite lives	Total
Net balance at December 31, 2012	$90,939	$17,229	$63,832	$172,000
Additions	354	—	36	390
Amortization	—	—	(7,012)	(7,012)
Net balance at December 31, 2013	$91,293	$17,229	$56,856	$165,378
Additions	(55)	—	16	(39)
Amortization	—	—	(6,484)	(6,484)
Impairment loss	—	(5,450)	—	(5,450)
Net balance at December 31, 2014	$91,238	$11,779	$50,388	$153,405

Gross balance	$91,238	$17,229	$138,042	$246,509
Accumulated amortization	—	—	(87,654)	(87,654)
Accumulated impairment losses	—	(5,450)	—	(5,450)
Net balance	$91,238	$11,779	$50,388	$153,405
For the year ended December 31, 2014, a valuation analysis was performed to determine the fair value of the Company's intangible assets with indefinite lives. This valuation analysis showed that certain of the Company's U.S. insurance licenses, which are included in the Company's Insurance business segment, were impaired by $5.5 million (2013 - nil). The determination of this impairment was a result of an evaluation of recent sales prices for companies with similar insurance licenses, which indicated that the prices for excess and surplus lines licenses are lower due to the passage of Dodd-Frank legislation which has standardized and simplified the process to obtain excess and surplus lines licenses. The impairment loss of $5.5 million is included within net realized and unrealized gains in the Consolidated Statements of Income and Comprehensive Income.
No impairment of the Company’s goodwill asset was noted following the annual impairment review for the years ended December 31, 2014 and 2013. No changes were made in the methodologies and assumptions used in the Company’s application of its impairment testing. The Company expects the amortization of the intangible assets with finite lives to approximate $6.3 million in each of 2015, 2016 and 2017, $6.2 million in 2018 and 2019, and $19.1 million in all years thereafter.
11.     Commitments and contingencies
Concentrations of credit risk. The areas where significant concentrations of credit risk may exist include reinsurance recoverables, investments and cash and cash equivalents. The Company’s reinsurance recoverables on paid and unpaid losses at December 31, 2014 and 2013 amounted to $889.1 million and $758.0 million, respectively, and resulted from reinsurance arrangements entered into in the normal course of operations. A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of cash, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. As of December 31, 2014, $542.5 million of reinsurance recoverable on paid and unpaid losses (2013 – $391.7 million) was due from reinsurers rated A- or better by A.M. Best or S&P. An additional $339.6 million (2013 – $356.0 million) of reinsurance recoverable on paid and unpaid losses was due from a U.S. government sponsored reinsurance program as of December 31, 2014. At December 31, 2014 and 2013, the Company held collateral of $199.7 million and $14.2 million, respectively, related to its ceded reinsurance agreements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.     Commitments and contingencies, cont'd.
As of December 31, 2014, substantially all the Company’s cash and investments were held by three custodians.
The Company’s investment guidelines limit the amount of credit exposure to any one issuer other than the U.S. Treasury and certain other foreign government obligations rated AAA.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the years ended December 31, 2014, 2013 and 2012:

Broker	2014	2013	2012
Marsh & McLennan Companies, Inc.	21.9%	19.5%	16.9%
Aon Benfield	15.1%	17.7%	17.4%
Willis Companies	13.2%	11.9%	15.8%
Total of largest brokers	50.2%	49.1%	50.1%
Letters of credit. As of December 31, 2014, the Company had issued letters of credit of $204.0 million (2013 – $260.3 million) under its Credit Facility in favor of certain ceding companies to collateralize obligations. As of December 31, 2014, the Company had issued letters of credit of $5.9 million (December 31, 2013 - nil) under its LOC Agreement. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.
Investment commitments. As of December 31, 2014 and 2013, the Company had pledged cash and cash equivalents and fixed maturity investments of $130.6 million and $146.1 million, respectively, in favor of certain ceding companies to collateralize obligations. As of December 31, 2014 and 2013, the Company had also pledged $240.0 million and $302.7 million of its cash and fixed maturity investments as required to meet collateral obligations for $209.9 million and $260.3 million in secured letters of credit outstanding under its credit facilities, respectively. In addition, at December 31, 2014 and 2013, cash and fixed maturity investments with fair values of $205.2 million and $273.7 million were on deposit with U.S. state regulators, respectively.
The Company is subject to certain commitments with respect to other investments at December 31, 2014 and 2013. See Note 3.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at December 31, 2014 are as follows:

Year ending December 31,	Amount
2015	15,923
2016	12,779
2017	11,976
2018	10,936
2019	11,386
2020 and thereafter	33,783
$96,783

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.     Commitments and contingencies, cont'd.
Total lease expense under operating leases for the year ended December 31, 2014 was $14.7 million (2013 – $14.7 million; 2012 – $15.2 million). Total sublease income included in total lease expense under operating leases for the year ended December 31, 2014 was $1.3 million (2013 - $0.8 million; 2012 - $0.3 million).
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
12.     Shareholders' equity
The Company’s share capital at December 31, 2014 and 2013 is comprised as follows:

	2014	2013
Preferred shares
Authorized – $1.00 par value each	17,200,000	17,200,000
Issued, outstanding and fully paid:
Series A preferred shares – $1.00 par value each; aggregate liquidation preference $200,000 (2013 - $200,000)	8,000,000	8,000,000
Series B preferred shares – $1.00 par value each; aggregate liquidation preference $230,000 (2013 - $230,000)	9,200,000	9,200,000
	17,200,000	17,200,000
Common shares
Authorized - $1.00 par value each	120,000,000	120,000,000
Issued, outstanding and fully paid:
Ordinary common shares - $1.00 par value each	44,765,153	44,368,742
During 2014, the Company issued restricted shares under its equity compensation plans (Note 15). The common shares issued, outstanding and fully paid for at December 31, 2014 includes 1,290,894 restricted shares.
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

12.     Shareholders' equity, cont'd.
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
On February 27, 2014, the Company’s Board of Directors authorized the repurchase of up to 5.0 million ordinary shares and share equivalents through February 28, 2016. This authorization superseded previous authorizations. No common shares were repurchased by the Company during 2014. During 2013, under programs authorized by the Company’s Board of Directors, the Company repurchased 318,252 of its ordinary shares in open market and privately negotiated transactions at an average price of $45.83 per share. Common shares repurchased by the Company are not cancelled and are classified as treasury shares. The Company’s treasury shares are recorded at cost as a reduction in common shares and additional paid-in capital within shareholders’ equity. There were 5.0 million shares authorized for repurchase remaining at December 31, 2014 (2013 – nil).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Shareholders' equity, cont'd.
Accumulated other comprehensive income
The following table presents the changes in accumulated other comprehensive income balances by component for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,855)	$45,950	$18,636	$62,731
Other comprehensive income (loss) before reclassifications	—	60,632	(26,264)	34,368
Amounts reclassified from accumulated other comprehensive income (1)	89	(20,482)	—	(20,393)
Net current period other comprehensive income (loss)	89	40,150	(26,264)	13,975
Ending balance	$(1,766)	$86,100	$(7,628)	$76,706

(1)	All amounts are net of tax.

	For the Year Ended December 31, 2013
	Losses on cash flow hedges	Unrealized gains (losses) on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,944)	$141,731	$12,676	$152,463
Other comprehensive income (loss) before reclassifications	—	(83,951)	5,960	(77,991)
Amounts reclassified from accumulated other comprehensive income(1)	89	(11,830)	—	(11,741)
Net current period other comprehensive income (loss)	89	(95,781)	5,960	(89,732)
Ending balance	$(1,855)	$45,950	$18,636	$62,731

(1)	All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Shareholders' equity, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the years ended December 31, 2014 and 2013:

For the Year Ended December 31, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$89	Interest expense
	89	Total before income taxes
	—	Income tax expense
	$89	Total net of income taxes

Unrealized (gains) losses on available for sale securities	$(19,406)	Net realized and unrealized gains
	625	Net impairment losses recognized in earnings
	(18,781)	Total before income taxes
	(1,701)	Income tax benefit
	$(20,482)	Total net of income taxes

For the Year Ended December 31, 2013
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$89	Interest expense
	89	Total before income taxes
	—	Income tax expense
	$89	Total net of income taxes

Unrealized (gains) losses on available for sale securities	$(14,497)	Net realized and unrealized gains
	1,616	Net impairment losses recognized in earnings
	(12,881)	Total before income taxes
	1,051	Income tax expense
	$(11,830)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Numerator:
Net income available to common and participating common shareholders	$315,700	$279,165	$129,766
Less amount allocated to participating common shareholders (1)	(9,118)	(6,444)	(2,113)
Net income allocated to common shareholders	$306,582	$272,721	$127,653
Denominator:
Weighted average shares - basic	43,368,062	42,817,624	42,567,736
Share equivalents:
Options	47,111	—	31,833
Restricted share units	70	583	2,266
Weighted average shares - diluted	43,415,243	42,818,207	42,601,835

Basic earnings per common share	$7.07	$6.37	$3.00
Diluted earnings per common share	$7.06	$6.37	$3.00

(1)
Represents earnings and dividends attributable to holders of unvested restricted shares issued under the Company’s stock compensation plans that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares).

The following table sets forth dividends declared in the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Dividends declared per Series A preferred share	$1.9375	$1.9375	$1.9375
Dividends declared per Series B preferred share	$1.8750	$1.8750	$1.8750
Dividends declared per common share	$1.36	$1.28	$1.24
14.     Related party transactions
Pyramis Global Advisors, a subsidiary of FMR, LLC (“Fidelity”), provides investment management services to the Company. Fidelity and its affiliates owned 3.6 million or 8.1% of Endurance Holdings’ ordinary shares outstanding at December 31, 2014 and were therefore considered a related party. The Company incurred investment management fees totaling $1.4 million (2013 - $1.4 million; 2012 - $1.4 million) to this investment manager of which $0.3 million was accrued at December 31, 2014 (2013 - $0.4 million).

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
Under the terms of the 2007 Plan as amended, and after the consolidation of the Company’s previous plans, a total of 2,100,000 ordinary shares were reserved for issuance. At a meeting on February 11, 2010, the Company’s Board of Directors adopted a resolution to add 1,795,000 ordinary shares to the 2007 Plan, which was subsequently approved by the Company’s shareholders at the Annual General Meeting of Shareholders held on May 13, 2010. After the approval of the additional shares, a total of 3,895,000 ordinary shares were reserved for issuance. The Company issues new ordinary shares upon the issuance of share based equity incentives, such as restricted shares, or the exercise or settlement of outstanding derivative equity incentives, such as options or restricted share units. As of December 31, 2014, 1,738,370 (2013 - 2,107,889) ordinary shares remained available for issuance under the 2007 and prior Plans.
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
Options
The 800,000 options awarded to Mr. Charman will vest annually, in five equal tranches commencing on May 28, 2013, subject to Mr. Charman’s continued employment, or in the event of certain terminations of employment and other events. Mr. Charman's options have a 10-year contractual life.
Prior to 2005, the Company issued stock options to employees and non-employee directors, with exercise prices equal to the fair market values of the Company’s ordinary shares on the grant dates. Options generally vested at a rate of 20% per year over a five-year term. Option awards have a 10-year contractual life.
A summary of option activity, including options held by employees and non-employee directors, during the year ended December 31, 2014 is presented below:

	For the year ended December 31, 2014
Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Beginning of year	815,000	$47.94
Granted	—	—
Exercised	(15,000)	33.91
Forfeited	—	—
Outstanding, end of year	800,000	$48.20	8.41	$9,312
Exercisable and vested options, end of year	320,000	$48.20	8.41	$3,725

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

15.     Stock-based employee compensation and other stock plans, cont'd.
No options were granted during the year ended December 31, 2014. During the year ended December 31, 2013, 800,000 options were granted with a weighted average grant date fair value of $10.2 million. No options were granted during the year ended December 31, 2012. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. No options expired during the years ended December 31, 2014, 2013 and 2012. During the years ended December 31, 2014 and 2013, 160,000 and 160,000 options vested, respectively. No options vested during the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.5 million, and $1.4 million, respectively. The Company received proceeds of $0.5 million from the exercise of options during the year ended December 31, 2014. The Company issued new ordinary shares in connection with the exercise of the above options.
For the years ended December 31, 2014 and 2013, compensation costs recognized in earnings for all options totaled $3.1 million and $4.5 million, respectively (2012 - nil).
There were unrecognized stock-based compensation expenses of $2.6 million related to unvested stock options at December 31, 2014. This expense is expected to be recognized between 2015 and 2017, with approximately 61.6% expected to be recognized during 2015.
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
The Company has granted restricted share units in an amount equal to the dividends that would have been paid on the notional amount of certain options held by employees of the Company. These restricted share units vest and settle on the first March 1st following the six-month anniversary of the date of issuance of the unit.
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

15.     Stock-based employee compensation and other stock plans, cont'd.
A summary of the restricted share and restricted share unit activity during the year ended December 31, 2014, is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of year	1,261,260
Granted	505,997
Settled	(402,479)
Forfeited	(73,884)
Unvested, end of year	1,290,894
Outstanding, end of year	1,290,894	$77,247
During the years ended December 31, 2014, 2013 and 2012, the Company granted an aggregate of 505,997, 503,097 and 437,284 restricted shares and restricted share units under the 2007 Plan. As mentioned above, the Company also granted 708,890 restricted shares to Mr. Charman outside of the 2007 Plan on May 28, 2013. The restricted shares and restricted share units granted had weighted average grant date fair values of $26.7 million, $58.1 million and $16.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, the aggregate fair value of restricted shares and restricted share units that vested was $18.7 million, $17.1 million and $11.7 million, respectively.
For the years ended December 31, 2014, 2013 and 2012, compensation costs recognized in earnings for all restricted shares and restricted share units were $27.9 million, $23.5 million, and $11.2 million, respectively. At December 31, 2014, compensation costs not yet recognized related to non-vested awards was $23.3 million (2013 – $29.7 million). This expense is expected to be recognized between 2015 and 2018, with approximately 62.4% expected to be recognized during 2015.
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
Total expenses related to this plan for the year ended December 31, 2014 was approximately $234,000 (2013 – $167,000; 2012 – $165,000).
16.     Pension plan
The Company provides pension benefits to eligible employees through various defined contribution plans sponsored by the Company. Under the Company’s defined contribution plans, the Company makes contributions to its employees’ accounts in amounts ranging from 4% to 12% of its employees’ eligible earnings. In addition, under certain defined contribution plans, employee contributions may be supplemented by matching contributions made by the Company based on the level of employee contribution. Lastly, the Company may provide additional contributions, depending on its annual financial performance. The employee and Company contributions in the defined contribution plans are invested at the election of each employee in one or more of several investment portfolios offered by third party investment advisors. Company contributions for the year ended December 31, 2014 resulted in an expense of $12.6 million being recorded in earnings (2013 – $10.8 million; 2012 – $7.4 million).

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
The combined statutory capital and combined statutory net income (loss) for our principal operating subsidiaries in their respective jurisdictions were as follows:

Statutory capital	Bermuda(1)		United States		Other(2)
	2014	2013	2014	2013	2014	2013
Required statutory capital	$955,903	$965,348	$244,587	$236,652	$77,366	$63,369
Actual statutory capital	2,876,927	2,618,198	702,513	654,480	603,288	512,579

Statutory net income (loss)	Bermuda	United States	Other(2)
Year ended December 31, 2014	$453,127	$28,450	$14,103
Year ended December 31, 2013	454,840	(48,035)	(36,678)
Year ended December 31, 2012	355,118	(147,325)	2,829

(1)
Bermuda statutory capital includes an investment in affiliate asset, which represents its interest in the remaining insurance and reinsurance operations of the Company included in the United States and Other columns above.

(2)	Includes Endurance U.K. and Endurance Bermuda’s Singapore branch.
Bermuda
As a Bermuda holding company, Endurance Holdings is subject to the Companies Act 1981, which limits the Company’s ability to pay dividends and make distributions to its shareholders. The Company’s retained earnings are unrestricted; however, the Company is not permitted to declare or pay a dividend, or make a distribution out of contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they come due, or if the realizable value of its assets would be less than its liabilities. Endurance Holdings had, as of December 31, 2014, $2.4 billion in retained earnings, $0.1 billion in accumulated other comprehensive income and an additional $0.6 billion in contributed surplus available to declare or pay a dividend, or make a distribution out of contributed surplus, so long as Endurance Holdings remained in compliance with the Companies Act 1981 following such dividend or distribution. Endurance Holdings relies on dividends from Endurance Bermuda to provide cash flow required for debt service and dividends to shareholders.
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
Endurance Bermuda’s ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based on the Enhanced Capital Requirement, limits on the amount of Endurance Bermuda’s premiums written and net reserves for losses and loss expenses and a minimum general capital and surplus requirement of $100.0 million. At December 31, 2014, Endurance Bermuda can pay dividends of $719.2 million (2013 - $654.5 million) to Endurance Holdings without prior approval under Bermuda law.
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
Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains for Endurance’s Delaware domiciled entities. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2014, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus and thus were precluded from declaring or distributing dividends during 2015 without the prior approval of the applicable insurance regulator. If the parent company is also an insurer, as is the case with Endurance American, Endurance American Specialty and Endurance Risk Solutions, the parent company or companies must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies. At December 31, 2014, American Agri-Business (with notice to the Texas Department of Insurance) could pay dividends of $3.7 million (2013 - $3.9 million) without prior regulatory approval.
Other Jurisdictions
The required and actual statutory capital amounts in the “Other” category in the table above include amounts related to Endurance U.K. and Endurance Bermuda’s Singapore branch (“Singapore Branch”). Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. Insurers are required to calculate their required minimum solvency margin and to report it to the PRA. The PRA also mandates calculation of an Enhanced Capital Requirement for Endurance U.K. At December 31, 2014 and 2013, the actual capital for Endurance U.K. exceeded the capital requirements currently promulgated by the PRA.
The Singapore Branch is subject to Fund Solvency and Capital Adequacy requirements by the Monetary Authority of Singapore as a foreign company in Singapore and is regulated by the Monetary Authority of Singapore pursuant to the Insurance Act in Singapore. At December 31, 2014 and 2013, the Singapore Branch complied with the capital requirements promulgated by the Monetary Authority of Singapore.
The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distribution. At December 31, 2014 Endurance U.K did not have retained profits available for distribution.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.     Taxes
The Company has operating subsidiaries and branch operations in the United States, United Kingdom, Switzerland and Singapore, which are subject to the relevant taxes in those jurisdictions. During 2014, the Internal Revenue Service completed its audit of the income tax returns of the Company’s U.S. subsidiaries for 2009, 2010 and 2011. The audit results were immaterial to the operations of the Company. As of December 31, 2014, none of the Company’s operating subsidiaries or branch operations were under examination in any of the jurisdictions in which they operate. The Company remains subject to examination for tax years 2010 through 2014.
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
The income tax expense was as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Current income tax expense	$(1,804)	$(3,089)	$(5,029)
Deferred income tax benefit (expense)	1,414	(2,764)	1,683
Income tax expense	$(390)	$(5,853)	$(3,346)
Of the 2014 current income tax expense, $1.8 million related to taxes incurred in the United States (2013 – $3.1 million; 2012 – $4.6 million). Of the deferred income tax benefit (expense), $1.4 million related to deferred income tax benefit in the United States (2013 – $(2.8) million; 2012 – $1.6 million). A full valuation allowance has been recorded against the net asset position of Endurance Bermuda’s foreign branches and Endurance U.K.
The actual income tax expense attributable to income for the years ended December 31, 2014, 2013 and 2012 differed from the amount computed by applying the combined effective rate of 0% under Bermuda law to income before income taxes, as a result of the following:

	2014	2013	2012
Computed expected tax expense	$—	$—	$—
Tax (expense) benefit effect on foreign taxes	(1,661)	31,054	51,059
Change in valuation allowance	1,271	(36,907)	(54,405)
	$(390)	$(5,853)	$(3,346)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

18.     Taxes, cont'd.
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Deferred income tax assets:
Unearned premiums	$23,124	$22,701
Loss reserves	29,410	32,109
Net operating loss carryforward	93,163	106,112
Deferred compensation	19,588	14,943
Deferred interest	44,951	43,341
Realized investment losses	125	150
Other	10,404	3,388
Total deferred income tax assets	220,765	222,744
Deferred income tax liabilities:
Deferred acquisition costs	(10,843)	(16,874)
Unrealized investment (gains) losses	(5,293)	30
Unrealized foreign exchange (gains) losses	(2,704)	600
Temporary differences related to acquisition	(20,344)	(22,612)
Start up costs	(1,144)	(720)
Other	(10,033)	(8,785)
Total deferred income tax liabilities	(50,361)	(48,361)
Valuation allowance	(121,409)	(122,680)
Net deferred income tax asset	$48,995	$51,703
Net income tax payments for the year ended December 31, 2014 totaled $0.9 million. The Company received net income tax refunds and paid net income taxes totaling $8.4 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. Net operating loss carryforwards gross of tax in the amount of $192.0 million, $57.3 million, $46.0 million and $45.8 million are available for application against future taxable income in the United States, United Kingdom, Singapore and Switzerland, respectively. These net operating loss carry forwards have no expiration date in the United Kingdom and Singapore. In Switzerland and the United States, the net operating loss carry forwards expire through 2021 and 2033, respectively.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2014, management has established a valuation allowance of $121.4 million (2013 – $122.7 million) against net deferred tax assets in the Company’s United States subsidiaries, United Kingdom subsidiary and non-U.S. branches.
The Company’s income before income taxes was distributed as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
U.S. (domestic)	$60,112	$13,103	$(186,882)
Non-U.S. (foreign) (1)	288,728	304,665	352,744
Income before income taxes	$348,840	$317,768	$165,862

(1)	The Company’s non-U.S. (foreign) operating subsidiaries write business that is exposed to risks originating in the United States.
As of December 31, 2014 and 2013, the Company had no uncertain tax positions.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

19.     Condensed unaudited quarterly financial data
The following is a summary of the unaudited quarterly data for the year ended December 31, 2014:

	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014
Net premiums earned	$396,266	$481,538	$514,895	$471,279
Net investment income	40,990	39,302	25,357	25,894
Net realized and unrealized gains (losses)	4,872	3,411	9,788	(3,788)
Net impairment losses recognized in earnings	(111)	(198)	(102)	(214)
Subtotal	$442,017	$524,053	$549,938	$493,171
Net losses and loss expenses	$176,896	$259,196	$290,269	$243,801
Acquisition and general and administrative expenses	$145,363	$165,056	$174,307	$148,374
Net foreign exchange losses (gains)	$2,964	$319	$783	$(227)
Net income	$104,480	$83,163	$76,234	$84,573
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)
Net income available to common and participating common shareholders	$96,292	$74,975	$68,046	$76,387
Basic earnings per share	$2.16	$1.68	$1.52	$1.71
Diluted earnings per share	$2.16	$1.68	$1.52	$1.70
The following is a summary of the unaudited quarterly data for the year ended December 31, 2013:

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
Net premiums earned	$420,117	$543,335	$553,545	$499,487
Net investment income	49,305	32,468	38,097	46,346
Net realized and unrealized gains (losses)	6,235	10,372	(6,640)	5,197
Net impairment losses recognized in earnings	(806)	(579)	(190)	(41)
Subtotal	$474,851	$585,596	$584,812	$550,989
Net losses and loss expenses	$218,970	$359,058	$339,036	$302,620
Acquisition and general and administrative expenses	$138,114	$153,227	$146,245	$161,750
Net foreign exchange losses	$2,927	$3,368	$2,201	$5,718
Net income	$100,299	$61,019	$83,416	$67,181
Preferred dividends	(8,188)	(8,188)	(8,188)	(8,186)
Net income available to common and participating common shareholders	$92,111	$52,831	$75,228	$58,995
Basic earnings per share	$2.13	$1.21	$1.70	$1.33
Diluted earnings per share	$2.13	$1.21	$1.70	$1.33

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
Management assessed the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.
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
Item 9B. Other Information
Information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2014 was so reported.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the sections captioned “Board of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2015 Annual General Meeting of Shareholders.
Our Board of Directors has adopted a code of ethics entitled “Code of Business Conduct and Ethics” which applies to all of our employees, officers and directors, including our chief executive officer and chief financial officer. Copies of this code can be found at www.endurance.bm and may be obtained in print, without cost, by writing Endurance Specialty Holdings Ltd., Attention: Secretary, Waterloo House, 100 Pitts Bay Road, Pembroke HM08, Bermuda.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” of our Proxy Statement for our 2015 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our 2015 Annual General Meeting of Shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	1,969,937
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,969,937

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors” of our Proxy Statement for our 2015 Annual General Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the section captioned “Audit Fees” of our Proxy Statement for our 2015 Annual General Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following is a list of certain documents filed as a part of this report:

(a)	Financial Statements. See Index to Consolidated Financial Statements on page 109 hereof.

(b)	Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules on page 164 hereof.

(c)	Exhibits. See Exhibit Index beginning on page 175 hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2015	ENDURANCE SPECIALTY HOLDINGS LTD.

/s/ John R. Charman
Name: John R. Charman
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as on the dates indicated.

Signature	Title	Date

/s/ John R. Charman	Chief Executive Officer and Director	February 27, 2015
John R. Charman	(Principal Executive Officer)

/s/ Michael J. McGuire	Chief Financial Officer	February 27, 2015
Michael J. McGuire	(Principal Financial Officer)

/s/ Carrie L. Rosorea	Chief Accounting Officer	February 27, 2015
Carrie L. Rosorea	(Principal Accounting Officer)

/s/ John T. Baily	Director	February 27, 2015
John T. Baily

Director
Norman Barham

/s/ Galen R. Barnes	Director	February 27, 2015
Galen R. Barnes

/s/ William H. Bolinder	Director	February 27, 2015
William H. Bolinder

/s/ Philip M. Butterfield	Director	February 27, 2015
Philip M. Butterfield

/s/ Steven W. Carlsen	Director	February 27, 2015
Steven W. Carlsen

/s/ Susan S. Fleming	Director	February 27, 2015
Susan S. Fleming

/s/ Scott D. Moore	Director	February 27, 2015
Scott D. Moore

/s/ William J. Raver	Director	February 27, 2015
William J. Raver

/s/ Robert A. Spass	Director	February 27, 2015
Robert A. Spass

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ENDURANCE SPECIALTY HOLDINGS LTD.
We have audited the consolidated financial statements of Endurance Specialty Holdings Ltd. as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 27, 2015 (such financial statements and our report thereon are included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2014. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2015

SCHEDULE I

ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
AT DECEMBER 31, 2014
(In thousands of United States dollars)

	Cost(1)	Market Value	Amount at Which Shown on the Balance Sheet
Type of Investment:
Fixed Maturity Investments
U.S. government and government agencies and authorities	$582,970	$587,411	$587,411
States, municipalities and political subdivisions	39,340	39,413	39,413
Foreign governments	239,217	240,536	240,536
Corporate bonds	1,401,806	1,409,564	1,409,564
Mortgage-backed securities
Agency mortgage-backed securities	1,107,086	1,133,123	1,133,123
Non-agency mortgage-backed securities	1,003,048	1,021,302	1,021,302
Collateralized loan and debt obligations	247,510	248,011	248,011
Asset-backed securities	411,529	413,221	413,221
Total fixed maturity investments	$5,032,506	$5,092,581	$5,092,581
Short-term investments	9,015	9,014	9,014
Equity securities	303,922	331,368	331,368
Other investments	387,186	541,454	541,454
Total Investments	$5,732,629	$5,974,417	$5,974,417

(1)	Investments in fixed maturity investments and short-term investments are shown at amortized cost.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT
BALANCE SHEETS-PARENT ONLY
DECEMBER 31, 2014 AND 2013
(In thousands of United States dollars except share amounts)

	2014	2013
ASSETS
Investment in subsidiary	$3,518,589	$3,211,570
Cash and cash equivalents	240	6,517
Amounts due from subsidiaries	201,600	200,530
Other assets	13,927	15,496
Total assets	$3,734,356	$3,434,113
LIABILITIES
Debt	527,616	527,398
Other liabilities	21,558	20,166
Total liabilities	549,174	547,564
SHAREHOLDERS’ EQUITY
Preferred shares
Series A and Series B, non-cumulative - 17,200,000 issued and outstanding (2013 - 17,200,000)	17,200	17,200
Common shares
Ordinary - 44,765,153 issued and outstanding (2013 - 44,368,742)	44,765	44,369
Additional paid-in capital	598,226	569,116
Accumulated other comprehensive income	76,706	62,731
Retained earnings	2,448,285	2,193,133
Total shareholders’ equity	3,185,182	2,886,549
Total liabilities and shareholders’ equity	$3,734,356	$3,434,113
See accompanying notes to the consolidated financial statements.

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF INCOME-PARENT ONLY
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands of United States dollars)

	2014	2013	2012
Revenues
Net investment income (loss)	$248	$—	$(2)
Net realized and unrealized gains (losses)	1,957	(1,511)	(74)
Other income	10,200	10,200	11,083
	12,405	8,689	11,007
Expenses
General and administrative expenses	61,325	48,017	17,923
Net foreign exchange (gains) losses	(1)	—	2
Interest expense	40,968	36,188	36,174
Total expenses	102,292	84,205	54,099
Net loss before equity in net income of subsidiaries	(89,887)	(75,516)	(43,092)
Equity in net income of subsidiaries	438,337	387,431	205,608
Net income	348,450	311,915	162,516
Preferred dividends	(32,750)	(32,750)	(32,750)
Net income available to common and participating common shareholders	$315,700	$279,165	$129,766
See accompanying notes to the consolidated financial statements

SCHEDULE II
ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED FINANCIAL STATEMENT INFORMATION OF THE REGISTRANT, Cont’d.
STATEMENTS OF CASH FLOWS-PARENT ONLY
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands of United States dollars)

	2014	2013	2012
Cash flows used in operating activities:
Net income	$348,450	$311,915	$162,516
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,785	1,504	1,095
Net realized and unrealized (gains) losses	(1,957)	1,511	74
Stock-based compensation expense	15,093	20,708	4,819
Equity in net earnings of subsidiary	(438,337)	(387,431)	(205,608)
Other assets	(177)	2,112	(2,614)
Other liabilities	1,626	2,942	(2,136)
Net cash used in operating activities	(68,517)	(46,739)	(41,854)
Cash flows provided by investing activities:
Proceeds from sale of available for sale investments	26,094	—	—
Purchases of available for sale investments	(24,137)	—	—
Contributions of capital made to subsidiaries	—	(10,389)	—
Returns of capital received from subsidiaries	—	10,289	—
Dividends received from subsidiary	145,203	118,278	126,550
Net amounts received from subsidiaries	14,819	7,650	21,760
Purchases of fixed assets	—	(8,298)	—
Proceeds from disposals of fixed assets	19	—	—
Net cash provided by investing activities	161,998	117,530	148,310
Cash flows used in financing activities:
Repayment of long term debt	—	—	(1,072)
Issuance of common shares	2,305	31,884	2,935
Bridge facility costs paid	(4,750)	—	—
Repurchase of common shares	—	(14,584)	(10,005)
Settlement of restricted shares	(4,039)	(3,001)	(3,272)
Dividends paid on preferred shares	(32,750)	(32,750)	(32,750)
Dividends paid on common shares	(60,524)	(55,906)	(53,439)
Net cash used in financing activities	(99,758)	(74,357)	(97,603)
Net (decrease) increase in cash and cash equivalents	(6,277)	(3,566)	8,853
Cash and cash equivalents, beginning of year	6,517	10,083	1,230
Cash and cash equivalents, end of year	$240	$6,517	$10,083
See accompanying notes to the consolidated financial statements

SCHEDULE III
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands of United States dollars)
Year Ended December 31, 2014

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$34,581	$172,787	$207,368
Reserve for Losses and Loss Expenses	2,123,772	1,723,087	3,846,859
Unearned Premiums	642,779	611,740	1,254,519
Net Premiums Earned	833,912	1,030,066	1,863,978
Net Investment Income (1)	—	—	131,543
Net Losses and Loss Expenses	594,561	375,601	970,162
Amortization of Deferred Acquisition Costs	65,368	254,145	319,513
Other Operating Expenses (2)	174,575	139,012	313,587
Net Premiums Written	860,406	1,073,800	1,934,206

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

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
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
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

SCHEDULE IV
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands of United States dollars)

Premiums Written	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2014
Property and liability insurance	$1,716,128	$959,870	$1,177,948	$1,934,206	61%
Year ended December 31, 2013
Property and liability insurance	$1,475,429	$616,311	$1,189,815	$2,048,933	58%
Year ended December 31, 2012
Property and liability insurance	$1,429,930	$519,531	$1,119,096	$2,029,495	55%

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY
INSURANCE UNDERWRITERS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands of United States dollars)

Year Ended December 31, 2014

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$34,581	$172,787	$207,368
Reserve for Losses and Loss Expenses	2,123,772	1,723,087	3,846,859
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	642,779	611,740	1,254,519
Net Premiums Earned	833,912	1,030,066	1,863,978
Net Investment Income (1)	—	—	131,543
Net Losses and Loss Expenses
Current Year	675,131	528,846	1,203,977
Prior Year	(80,570)	(153,245)	(233,815)
Amortization of Deferred Acquisition Costs	65,368	254,145	319,513
Paid Losses and Loss Expenses	700,576	457,636	1,158,212
Net Premiums Written	860,406	1,073,800	1,934,206

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

Year Ended December 31, 2013

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$30,095	$155,932	$186,027
Reserve for Losses and Loss Expenses	2,158,890	1,843,369	4,002,259
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	452,113	566,738	1,018,851
Net Premiums Earned	946,474	1,070,010	2,016,484
Net Investment Income (1)	—	—	166,216
Net Losses and Loss Expenses
Current Year	808,328	633,748	1,442,076
Prior Year	(33,903)	(188,489)	(222,392)
Amortization of Deferred Acquisition Costs	64,778	239,652	304,430
Paid Losses and Loss Expenses	797,310	564,782	1,362,092
Net Premiums Written	932,510	1,116,423	2,048,933

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

SCHEDULE VI
ENDURANCE SPECIALTY HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION FOR PROPERTY AND CASUALTY
INSURANCE UNDERWRITERS, Cont’d.
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands of United States dollars)

Year Ended December 31, 2012

	Insurance	Reinsurance	Total
Deferred Acquisition Costs	$31,620	$136,632	$168,252
Reserve for Losses and Loss Expenses	2,287,052	1,953,824	4,240,876
Discount if any, Reserve for Losses and Loss Expenses	—	—	—
Unearned Premiums	449,475	515,769	965,244
Net Premiums Earned	955,089	1,058,811	2,013,900
Net Investment Income(1)	—	—	173,326
Net Losses and Loss Expenses
Current Year	902,127	739,025	1,641,152
Prior Year	(46,186)	(73,971)	(120,157)
Amortization of Deferred Acquisition Costs	75,597	227,582	303,179
Paid Losses and Loss Expenses	715,309	608,447	1,323,756
Net Premiums Written	942,357	1,087,138	2,029,495

(1)	Because the Company does not manage its assets by segment, investment income is not allocated to the individual segments.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Memorandum of Association. Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on January 28, 2003.

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital. Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 2004.

3.3	Amended and Restated Bye-laws, dated as of May 8, 2013. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2013.

4.1	Specimen Ordinary Share Certificate. Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on February 10, 2003.

4.2	Certificate of Designations of 7.75% Non-Cumulative Preferred Shares, Series A. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on October 12, 2005.

4.3	Specimen 7.75% Non-Cumulative Preferred Share, Series A Certificate. Incorporated herein by reference to Exhibit 4.2 to Form 8-A filed on October 12, 2005.

4.4	Certificate of Designations of 7.50% Non-Cumulative Preferred Shares, Series B. Incorporated herein by reference to Exhibit 4.1 to Form 8-A filed on June 1, 2011.

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

10.6	2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.**

10.7	Amendment No. 1 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.**

10.8	Amendment No. 2 to 2007 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.9	Form of Restricted Share Agreement.**

10.10	Form of Long-Term Incentive Agreement. Incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2010.**

10.11	Form of Performance Based Restricted Share Agreement. **

10.12	Form of Swiss Restricted Share Unit Agreement. **

10.13	Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form S-8 filed on September 9, 2005.**

10.14
Independent Contractor Agreement, effective as of May 12, 2012, by and between Endurance Services Limited and Shadowbrook Advising Inc. Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on February 28, 2013.**

10.15
Employment Agreement, dated February 27, 2013, by and between the Company and John A. Kuhn. Incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on February 28, 2013.**

10.16
Employment Agreement, dated as of March 11, 2013, by and between the Company and Jerome Faure. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2013.**

10.17	Employment Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2013.**

10.18
Restricted Share Agreement, dated May 28, 2013, by and between the company and John R. Charman. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013.**

10.19	Option Agreement, dated May 28, 2013, by and between the Company and John R. Charman. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2013.**

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

10.22	Share Purchase Agreement, dated May 28, 2013, by and between The Fortis Trust and the Company. Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 31, 2013.

10.23
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

10.25	Amended and Restated Employment Agreement, dated April 28, 2009, by and between the Company and Michael J. McGuire. **

10.26	Employment Agreement, dated August 26, 2014, by and between Endurance Services Limited and Brian W. Goshen. **

10.27	Form of Executive Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2007. **

10.28	Form of Director Indemnification Agreement. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2008.**

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at December 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) the Notes to the Condensed Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.

**	Management contract or compensatory plan or arrangement.