Form 10-Q
period 2015-03-31
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2015-05-06
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended March 31, 2015,
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of May 1, 2015
Ordinary Shares - $1.00 par value	45,133,456

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	MARCH 31, 2015	DECEMBER 31, 2014
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,866,862 and $5,032,506 at March 31, 2015 and December 31, 2014, respectively)	$4,953,893	$5,092,581
Short-term investments, available for sale at fair value (amortized cost: $2,822 and $9,015 at March 31, 2015 and December 31, 2014, respectively)	2,822	9,014
Equity securities, available for sale at fair value (cost: $342,597 and $303,922 at March 31, 2015 and December 31, 2014, respectively)	366,897	331,368
Other investments	575,974	541,454
Total investments	5,899,586	5,974,417
Cash and cash equivalents	657,194	745,472
Premiums receivable, net	1,446,205	883,450
Insurance and reinsurance balances receivable	109,545	122,214
Deferred acquisition costs	258,753	207,368
Prepaid reinsurance premiums	692,466	354,940
Reinsurance recoverable on unpaid losses	605,809	670,795
Reinsurance recoverable on paid losses	136,642	218,291
Accrued investment income	23,165	27,183
Goodwill and intangible assets	151,816	153,405
Deferred tax asset	43,105	48,995
Net receivable on sales of investments	86,367	38,877
Other assets	269,491	199,375
Total assets	$10,380,144	$9,644,782
LIABILITIES
Reserve for losses and loss expenses	$3,621,728	$3,846,859
Reserve for unearned premiums	1,964,307	1,254,519
Deposit liabilities	13,722	15,136
Reinsurance balances payable	502,339	375,711
Debt	527,781	527,715
Net payable on purchases of investments	163,891	151,682
Other liabilities	311,530	287,978
Total liabilities	7,105,298	6,459,600
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2014 - $430,000)	17,200	17,200
Common shares
Ordinary - 45,120,686 issued and outstanding (2014 - 44,765,153)	45,121	44,765
Additional paid-in capital	601,986	598,226
Accumulated other comprehensive income	77,759	76,706
Retained earnings	2,532,780	2,448,285
Total shareholders' equity	3,274,846	3,185,182
Total liabilities and shareholders' equity	$10,380,144	$9,644,782
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Revenues
Gross premiums written	$1,301,432	$1,157,515
Ceded premiums written	(536,478)	(358,810)
Net premiums written	764,954	798,705
Change in unearned premiums	(375,095)	(402,439)
Net premiums earned	389,859	396,266
Net investment income	41,861	40,990
Net realized and unrealized gains	18,189	4,872
Total other-than-temporary impairment losses	(649)	(111)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	(649)	(111)
Other underwriting income (loss)	2,406	(1,238)
Total revenues	451,666	440,779
Expenses
Net losses and loss expenses	171,936	176,896
Acquisition expenses	82,093	72,157
General and administrative expenses	67,158	73,206
Amortization of intangibles	1,599	1,617
Net foreign exchange losses	7,552	2,964
Interest expense	9,059	9,051
Total expenses	339,397	335,891
Income before income taxes	112,269	104,888
Income tax expense	(3,790)	(408)
Net income	108,479	104,480
Preferred dividends	(8,188)	(8,188)
Net income available to common and participating common shareholders	100,291	96,292
Comprehensive income
Net income	108,479	104,480
Other comprehensive income
Net unrealized holding gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive income, reclassification adjustment and applicable deferred income taxes of ($2,022) and ($2,435) for the three months ended March 31, 2015 and 2014, respectively)	24,489	23,380
Foreign currency translation adjustments	(23,458)	3,225
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	23
Other comprehensive income	1,053	26,628
Comprehensive income	$109,532	$131,108
Per share data
Basic earnings per common share	$2.24	$2.17
Diluted earnings per common share	$2.23	$2.17
Dividend per common share	$0.35	$0.34
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Preferred shares
Balance, beginning and end of period	$17,200	$17,200
Common shares
Balance, beginning of period	44,765	44,369
Issuance of common shares, net of forfeitures	356	232
Balance, end of period	45,121	44,601
Additional paid-in capital
Balance, beginning of period	598,226	569,116
Issuance of common shares, net of forfeitures	79	131
Settlement of equity awards	(6,092)	(3,768)
Stock-based compensation expense	9,773	10,205
Balance, end of period	601,986	575,684
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	(7,628)	18,636
Foreign currency translation adjustments	(23,458)	3,225
Balance, end of period	(31,086)	21,861
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	86,100	45,950
Net unrealized holding gains arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	24,489	23,380
Balance, end of period	110,589	69,330
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,766)	(1,855)
Net change from current period hedging transactions, net of reclassification adjustment	22	23
Balance, end of period	(1,744)	(1,832)
Total accumulated other comprehensive income	77,759	89,359
Retained earnings
Balance, beginning of period	2,448,285	2,193,133
Net income	108,479	104,480
Dividends on preferred shares	(8,188)	(8,188)
Dividends on common shares	(15,796)	(15,160)
Balance, end of period	2,532,780	2,274,265
Total shareholders’ equity	$3,274,846	$3,001,109
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows used in operating activities
Net income	$108,479	$104,480
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of net premium on investments	12,496	12,240
Amortization of other intangibles and depreciation	6,210	4,726
Net realized and unrealized investment gains	(18,189)	(4,872)
Net impairment losses recognized in earnings	649	111
Deferred taxes	3,868	772
Stock-based compensation expense	9,773	10,205
Equity in earnings of other investments	(12,388)	(13,542)
Premiums receivable, net	(562,755)	(596,173)
Insurance and reinsurance balances receivable	12,669	(9,011)
Deferred acquisition costs	(51,385)	(45,140)
Prepaid reinsurance premiums	(337,526)	(256,289)
Reinsurance recoverable on unpaid losses	64,986	59,420
Reinsurance recoverable on paid losses	81,649	104,436
Accrued investment income	4,018	943
Other assets	8,417	417
Reserve for losses and loss expenses	(225,131)	(154,485)
Reserve for unearned premiums	709,788	659,382
Deposit liabilities	(1,414)	(774)
Reinsurance balances payable	126,628	126,508
Other liabilities	(33,144)	(28,950)
Net cash flows used in operating activities	(92,302)	(25,596)
Cash flows provided by investing activities
Proceeds from sales of available for sale investments	1,399,972	1,110,582
Proceeds from maturities and calls on available for sale investments	155,627	141,879
Proceeds from the redemption of other investments	17,189	13,780
Purchases of available for sale investments	(1,478,073)	(1,151,127)
Purchases of other investments	(39,321)	(4,674)
Net settlements of other assets	(456)	17,099
Purchases of fixed assets	(3,526)	(7,427)
Net cash paid for subsidiary acquisition	(10)	—
Net cash flows provided by investing activities	51,402	120,112
Cash flows used in financing activities
Issuance of common shares, net of forfeitures	370	309
Settlement of equity awards	(6,092)	(3,768)
Proceeds from issuance of debt	235	138
Repayments and repurchases of debt	(226)	(130)
Dividends on preferred shares	(8,188)	(8,188)
Dividends on common shares	(15,771)	(15,159)
Net cash flows used in financing activities	(29,672)	(26,798)
Effect of exchange rate changes on cash and cash equivalents	(17,706)	3,096
Net (decrease) increase in cash and cash equivalents	(88,278)	70,814
Cash and cash equivalents, beginning of period	745,472	845,851
Cash and cash equivalents, end of period	$657,194	$916,665
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
On March 31, 2015, the Company announced the signing of a definitive agreement and plan of merger (the “Merger Agreement”) with Montpelier Re Holdings Ltd. (“Montpelier”) and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of the Company ("Merger Sub"), under which Endurance Holdings will, through Merger Sub, acquire Montpelier (the “Merger”). Montpelier, through its operating subsidiaries, is a provider of global property and casualty reinsurance and insurance products. The Merger is expected to close in the third quarter of 2015, subject to the satisfaction of customary closing conditions including, but not limited to, approval by the Company's shareholders of the Company's share issuance at the special general meeting of the Company's shareholders, approval of the Merger Agreement, the statutory merger agreement and the Merger by Montpelier shareholders at the special general meeting of Montpelier shareholders and regulatory approvals. The aggregate consideration for the Merger will consist of 0.472 of an Endurance Holdings ordinary share for each Montpelier common share and a pre-closing dividend of $9.89 per Montpelier common share payable, in cash, by Montpelier to its common shareholders. The Company will account for the Merger under the acquisition method of accounting in accordance with current accounting guidance under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed. The Company anticipates that the purchase price paid will exceed the fair value of the net assets acquired and the excess will be accounted for as goodwill. There can be no assurance that the Merger will occur. Refer to Note 10, Commitments and contingencies, for more information with respect to the Merger.

2.	Summary of significant accounting policies
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.
Certain comparative information has been reclassified to conform to current year presentation.
There were no material changes in the Company’s significant accounting and reporting policies subsequent to the filing of the 2014 Form 10-K.

3.	Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Available for sale investments	$32,217	$30,327
Other investments	12,388	13,542
Cash and cash equivalents	630	786
	45,235	44,655
Investment expenses	(3,374)	(3,665)
Net investment income	$41,861	$40,990
The following table summarizes the composition of the investment portfolio by investment type at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$4,953,893	76.5%	$5,092,581	77.1%
Cash and cash equivalents(1)	579,670	8.9%	632,667	9.6%
Other investments(2)	575,974	8.9%	541,454	8.2%
Short-term investments	2,822	—%	9,014	0.1%
Equity securities	366,897	5.7%	331,368	5.0%
Total	$6,479,256	100.0%	$6,607,084	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.

(2)	Consists of investments in alternative funds and specialty funds.
The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at March 31, 2015 and December 31, 2014. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	March 31, 2015		December 31, 2014
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$439,276	8.9%	$587,411	11.5%
AAA / Aaa	1,196,188	24.1%	1,206,252	23.6%
AA / Aa	1,647,963	33.2%	1,717,343	33.7%
A / A	1,055,259	21.3%	1,045,301	20.5%
BBB	494,065	10.0%	427,018	8.4%
Below BBB	103,728	2.1%	96,244	1.9%
Not rated	20,236	0.4%	22,026	0.4%
Total	$4,956,715	100.0%	$5,101,595	100.0%

(1)
The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”). If a rating is not supplied by Standard & Poor’s, the equivalent rating supplied by Moody’s Investors Service, Inc. (“Moody's”), Fitch Ratings, Inc., or DBRS, Inc. is used.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of March 31, 2015 and December 31, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$104,359	$105,176	$126,921	$127,821
Due after one year through five years	1,518,003	1,533,554	1,627,154	1,632,259
Due after five years through ten years	406,967	417,073	474,959	479,138
Due after ten years	54,453	58,324	43,314	46,720
Residential mortgage-backed securities	1,098,830	1,127,954	1,149,536	1,175,006
Commercial mortgage-backed securities	979,828	1,003,437	960,598	979,419
Collateralized loan and debt obligations	302,842	304,512	247,510	248,011
Asset-backed securities	404,402	406,685	411,529	413,221
Total	$4,869,684	$4,956,715	$5,041,521	$5,101,595
In addition to the Company’s fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, and equity long/short strategies (“alternative funds”) and (ii) high yield loan funds (“specialty funds”). The Company’s alternative funds and specialty funds are recorded on the Company’s balance sheet as “other investments.” At March 31, 2015 and December 31, 2014, the Company had invested, net of capital returned, a total of $413.1 million and $387.2 million, respectively, in other investments. At March 31, 2015 and December 31, 2014, the carrying value of other investments was $576.0 million and $541.5 million, respectively. The following table summarizes the composition and redemption restrictions of other investments as of March 31, 2015 and December 31, 2014:

March 31, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$443,307	$—	$58,099
Private investment funds	76,305	56,956	76,305
Total alternative funds	519,612	56,956	134,404
Specialty funds
High yield loan funds	56,362	—	—
Total specialty funds	56,362	—	—
Total other investments	$575,974	$56,956	$134,404

December 31, 2014	Market Value	Unfunded Commitments	Ineligible for Redemption in 2015
Alternative funds
Hedge funds	$411,280	$—	$10,580
Private investment funds	74,664	70,542	74,664
Total alternative funds	485,944	70,542	85,244
Specialty funds
High yield loan funds	55,510	—	—
Total specialty funds	55,510	—	—
Total other investments	$541,454	$70,542	$85,244

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 86.9% of the hedge fund portfolio, with the remainder over the following two years.
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
Net Realized and Unrealized Gains
Realized and unrealized gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized gains and the change in the fair value of investment-related derivative financial instruments for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Gross realized gains on investment sales	$22,666	$10,247
Gross realized losses on investment sales	(4,896)	(5,984)
Change in fair value of derivative financial instruments(1)	419	609
Net realized and unrealized gains	$18,189	$4,872

(1)	For additional information on the Company’s derivative financial instruments, see Note 7.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Unrealized Gains and Losses and Other-Than-Temporary Impairments
The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(2)
Fixed maturity investments
U.S. government and agencies securities	$430,517	$9,470	$(711)	$439,276	$—
U.S. state and municipal securities	51,930	407	(206)	52,131	—
Foreign government securities	169,866	2,971	(639)	172,198	—
Government guaranteed corporate securities	39,431	635	(1)	40,065	—
Corporate securities	1,389,216	20,131	(1,712)	1,407,635	—
Residential mortgage-backed securities	1,098,830	30,485	(1,361)	1,127,954	(3,098)
Commercial mortgage-backed securities	979,828	25,162	(1,553)	1,003,437	—
Collateralized loan and debt obligations(1)	302,842	1,980	(310)	304,512	—
Asset-backed securities	404,402	2,652	(369)	406,685	—
Total fixed maturity investments	4,866,862	93,893	(6,862)	4,953,893	(3,098)
Short-term investments	2,822	—	—	2,822	—
Total fixed income investments	$4,869,684	$93,893	$(6,862)	$4,956,715	$(3,098)
Equity securities
Equity investments	$217,035	$22,837	$(1,478)	$238,394	$—
Emerging market debt funds	61,874	—	(1,407)	60,467	—
Convertible funds	46,331	2,167	—	48,498	—
Preferred equity investments	13,715	2,194	(12)	15,897	—
Short-term fixed income fund	3,642	—	(1)	3,641	—
Total equity securities	$342,597	$27,198	$(2,898)	$366,897	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.1 million.

(2)
Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At March 31, 2015, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was nil.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(2)
Fixed maturity investments
U.S. government and agencies securities	$582,970	$6,471	$(2,030)	$587,411	$—
U.S. state and municipal securities	39,340	191	(118)	39,413	—
Foreign government securities	239,217	2,983	(1,664)	240,536	—
Government guaranteed corporate securities	47,436	675	(9)	48,102	—
Corporate securities	1,354,370	12,742	(5,650)	1,361,462	—
Residential mortgage-backed securities	1,149,536	27,542	(2,072)	1,175,006	(3,233)
Commercial mortgage-backed securities	960,598	21,374	(2,553)	979,419	(5)
Collateralized loan and debt obligations(1)	247,510	1,449	(948)	248,011	—
Asset-backed securities	411,529	2,265	(573)	413,221	—
Total fixed maturity investments	5,032,506	75,692	(15,617)	5,092,581	(3,238)
Short-term investments	9,015	—	(1)	9,014	—
Total fixed income investments	$5,041,521	$75,692	$(15,618)	$5,101,595	$(3,238)
Equity securities
Equity investments	$176,167	$29,660	$(3,292)	$202,535	$—
Emerging market debt funds	60,826	—	(676)	60,150	—
Convertible funds	46,331	—	(220)	46,111	—
Preferred equity investments	13,858	2,022	(44)	15,836	—
Short-term fixed income funds	6,740	—	(4)	6,736	—
Total equity securities	$303,922	$31,682	$(4,236)	$331,368	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $15.2 million.

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
The following tables summarize, for all available for sale securities in an unrealized loss position at March 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
March 31, 2015	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(177)	$27,378	$(534)	$24,374	$(711)	$51,752
U.S. state and municipal securities	(198)	17,685	(8)	3,003	(206)	20,688
Foreign government securities	(450)	14,770	(189)	1,688	(639)	16,458
Government guaranteed corporate securities	(1)	1,286	—	—	(1)	1,286
Corporate securities	(1,048)	192,963	(664)	35,725	(1,712)	228,688
Residential mortgage-backed securities	(308)	79,275	(1,053)	86,646	(1,361)	165,921
Commercial mortgage-backed securities	(939)	139,745	(614)	38,908	(1,553)	178,653
Collateralized loan and debt obligations	(255)	141,280	(55)	17,557	(310)	158,837
Asset-backed securities	(217)	121,075	(152)	17,231	(369)	138,306
Total fixed income investments	$(3,593)	735,457	(3,269)	225,132	(6,862)	960,589
Equity securities
Equity investments	$(1,478)	$87,056	$—	$—	$(1,478)	$87,056
Emerging market debt funds	(1,407)	60,467	—	—	(1,407)	60,467
Preferred equity investments	(12)	2,089	—	—	(12)	2,089
Short-term fixed income fund	(1)	2,919	—	—	(1)	2,919
Total equity securities	$(2,898)	$152,531	$—	$—	$(2,898)	$152,531

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at March 31, 2015.

As of March 31, 2015, 491 available for sale securities were in an unrealized loss position aggregating $9.8 million. Of those, 107 securities with aggregated unrealized losses of $3.3 million had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

	Less than 12 months		12 months or greater		Total
December 31, 2014	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(481)	$155,350	$(1,549)	$45,993	$(2,030)	$201,343
U.S. state and municipal securities	(47)	3,295	(71)	6,841	(118)	10,136
Foreign government securities	(1,378)	37,904	(286)	4,306	(1,664)	42,210
Government guaranteed corporate securities	(9)	4,598	—	—	(9)	4,598
Corporate securities	(4,023)	533,139	(1,627)	84,278	(5,650)	617,417
Residential mortgage-backed securities	(260)	62,832	(1,812)	108,899	(2,072)	171,731
Commercial mortgage-backed securities	(1,068)	180,222	(1,485)	78,412	(2,553)	258,634
Collateralized loan and debt obligations	(876)	176,439	(72)	6,491	(948)	182,930
Asset-backed securities	(415)	199,205	(158)	19,095	(573)	218,300
Total fixed maturity investments	(8,557)	1,352,984	(7,060)	354,315	(15,617)	1,707,299
Short-term investments	(1)	1,953	—	—	(1)	1,953
Total fixed income investments	$(8,558)	$1,354,937	$(7,060)	$354,315	$(15,618)	$1,709,252
Equity securities
Equity investments	$(3,292)	$53,591	$—	$—	$(3,292)	$53,591
Emerging market debt funds	(676)	60,150	—	—	(676)	60,150
Convertible funds	(220)	46,111	—	—	(220)	46,111
Preferred equity investments	(44)	4,449	—	—	(44)	4,449
Short-term fixed income fund	(4)	6,736	—	—	(4)	6,736
Total equity securities	$(4,236)	$171,037	$—	$—	$(4,236)	$171,037

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at December 31, 2014.
As of December 31, 2014, 747 available for sale securities were in an unrealized loss position aggregating $19.9 million. Of those, 171 securities with aggregated unrealized losses of $7.1 million had been in a continuous unrealized loss position for twelve months or greater.
The analysis of OTTI for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Total other-than-temporary impairment losses	$(649)	$(111)
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	$(649)	$(111)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Of the $0.6 million (2014: $0.1 million) of OTTI losses recognized by the Company in the first quarter of 2015, the majority was related to an equity investment for which the Company has subsequently made a decision to sell. The decrease in gross unrealized losses on the Company’s fixed income investments at March 31, 2015 compared to December 31, 2014 was primarily due to a decrease in interest rates and tightening credit spreads during the quarter. At March 31, 2015, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery; therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at March 31, 2015.
The following table provides a roll-forward of the amount related to credit losses for the Company’s available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$(838)	$(1,553)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Reductions for securities sold during the period	43	33
Ending balance	$(795)	$(1,520)
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
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of March 31, 2015. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at March 31, 2015 and December 31, 2014.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at March 31, 2015:

	Fair Value Measurements at March 31, 2015
	Total at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$439,276	$16,825	$422,451	$—
U.S. state and municipal securities	52,131	—	52,131	—
Foreign government securities	172,198	—	172,198	—
Government guaranteed corporate securities	40,065	—	40,065	—
Corporate securities	1,407,635	—	1,405,136	2,499
Residential mortgage-backed securities	1,127,954	—	1,127,954	—
Commercial mortgage-backed securities	1,003,437	—	1,002,868	569
Collateralized loan and debt obligations	304,512	—	301,046	3,466
Asset-backed securities	406,685	—	403,719	2,966
Total fixed maturity investments	4,953,893	16,825	4,927,568	9,500
Equity securities
Equity investments	238,394	144,297	94,097	—
Emerging market debt funds	60,467	—	60,467	—
Convertible funds	48,498	—	48,498	—
Preferred equity investments	15,897	—	15,897	—
Short-term fixed income fund	3,641	3,641	—	—
Total equity securities	366,897	147,938	218,959	—
Short-term investments	2,822	—	2,822	—
Other investments	575,974	—	—	575,974
Other assets (see Note 7)	170,023	—	154,800	15,223
Total assets	$6,069,609	$164,763	$5,304,149	$600,697
Liabilities
Other liabilities (see Note 7)	$114,943	$—	$97,558	$17,385
Debt	635,154	—	635,154	—
Total liabilities	$750,097	$—	$732,712	$17,385
During the three months ended March 31, 2015, $1.7 million of collateralized debt and loan obligations were transferred into Level 3 as no observable inputs were available, and $4.3 million of primarily commercial mortgage-backed securities were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.

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
The following table sets forth the Company’s available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2014:

	Fair Value Measurements at December 31, 2014
	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$587,411	$105,121	$482,290	$—
U.S. state and municipal securities	39,413	—	39,413	—
Foreign government securities	240,536	—	240,536	—
Government guaranteed corporate securities	48,102	—	48,102	—
Corporate securities	1,361,462	—	1,358,960	2,502
Residential mortgage-backed securities	1,175,006	—	1,174,997	9
Commercial mortgage-backed securities	979,419	—	974,602	4,817
Collateralized loan and debt obligations	248,011	—	246,042	1,969
Asset-backed securities	413,221	—	410,228	2,993
Total fixed maturity investments	5,092,581	105,121	4,975,170	12,290
Equity securities
Equity investments	202,535	138,463	64,072	—
Emerging market debt funds	60,150	—	60,150	—
Convertible funds	46,111	—	46,111	—
Preferred equity investments	15,836	—	15,836	—
Short-term fixed income fund	6,736	6,736	—	—
Total equity securities	331,368	145,199	186,169	—
Short-term investments	9,014	—	9,014	—
Other investments	541,454	—	—	541,454
Other assets (see Note 7)	99,504	—	73,889	25,615
Total assets	$6,073,921	$250,320	$5,244,242	$579,359
Liabilities
Other liabilities (see Note 7)	$54,338	$—	$18,972	$35,366
Debt	623,740	—	623,740	—
Total liabilities	$678,078	$—	$642,712	$35,366
Level 3 assets represented 9.9% and 9.5% of the Company’s total available for sale investments, other investments and derivative instruments at March 31, 2015 and December 31, 2014, respectively. Level 3 securities are primarily comprised of corporate securities, mortgage-backed securities, collateralized loan and debt obligations, asset-backed securities, investments in alternative and specialty funds, and weather derivatives. The NAV used to measure the fair value of the Company’s other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company’s valuation techniques for the three months ended March 31, 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value at March 31, 2015 include assets of $15.2 million (2014 - $25.6 million) and liabilities of $17.4 million (2014 - $35.4 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company’s weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
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
Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative liabilities classified in Level 3 that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$2,162	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$2,200	$2,700	Actual
			Commodity curve	$—	$14	Actual

	December 31, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$9,751	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(828)	$2,500	Actual
			Commodity curve	$—	$—	Actual
There were no impairment losses on Level 3 securities recognized in earnings for the three months ended March 31, 2015 or 2014.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$12,290	$541,454	$25,615	$579,359	$(35,366)
Total equity income and realized gains included in earnings	113	20,549	—	20,662	—
Total equity losses and losses included in earnings	(9)	(8,161)	—	(8,170)	—
Total income included in other underwriting income (loss)	—	—	2,096	2,096	13,059
Total loss included in other underwriting income (loss)	—	—	(8,842)	(8,842)	(3,529)
Change in unrealized gains included in other comprehensive income	6	—	—	6	—
Change in unrealized losses included in other comprehensive income	(129)	—	—	(129)	—
Purchases	—	39,321	—	39,321	—
Issues	—	—	3,212	3,212	(6,424)
Sales	(214)	(17,189)	—	(17,403)	—
Settlements	—	—	(6,858)	(6,858)	14,875
Transfers into Level 3	1,733	—	—	1,733	—
Transfers out of Level 3	(4,290)	—	—	(4,290)	—
Level 3, end of period	$9,500	$575,974	$15,223	$600,697	$(17,385)

	Three Months Ended March 31, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,328	$617,478	$14,038	$638,844	$(19,569)
Total equity income and realized gains included in earnings	17	19,186	—	19,203	—
Total equity losses and losses included in earnings	(26)	(5,645)	—	(5,671)	—
Total income included in other underwriting income (loss)	—	—	3,975	3,975	7,426
Total loss included in other underwriting income (loss)	—	—	(6,888)	(6,888)	(4,776)
Change in unrealized gains included in other comprehensive income	111	—	—	111	—
Change in unrealized losses included in other comprehensive income	(115)	—	—	(115)	—
Purchases	—	4,674	—	4,674	—
Issues	—	—	640	640	(1,280)
Sales	(184)	(13,779)	—	(13,963)	—
Settlements	—	—	(3,233)	(3,233)	4,751
Transfers in to Level 3	2,117	—	—	2,117	—
Transfers out of Level 3	(263)	—	—	(263)	—
Level 3, end of period	$8,985	$621,914	$8,532	$639,431	$(13,448)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings’ ordinary shares (also referred to as “common shares”) and participating common shares, which includes unvested restricted shares and restricted share units that receive cash dividends, according to dividends declared and participation rights in undistributed earnings. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company’s common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.
Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares excludes any dilutive effect of outstanding options and convertible securities such as unvested restricted shares and restricted share units.
Diluted earnings per common share are based on the weighted average number of common shares and assumes the exercise of all dilutive stock options and the vesting or conversion of all convertible securities such as unvested restricted shares and restricted share units using the two-class method described above.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income available to common and participating common shareholders	$100,291	$96,292
Less amount allocated to participating common shareholders(1)	(2,959)	(2,769)
Net income allocated to common shareholders	97,332	93,523
Denominator:
Weighted average shares - basic	43,542,491	43,160,156
Share equivalents:
Options	146,792	—
Restricted shares and restricted share units	7,028	286
Weighted average shares - diluted	43,696,311	43,160,442
Basic earnings per common share	$2.24	$2.17
Diluted earnings per common share	$2.23	$2.17

(1)
Represents earnings attributable to holders of unvested restricted shares and restricted share units issued under the Company's equity compensation plan that are considered participating. In periods of loss, no losses are allocated to participating common shareholders (unvested restricted shares and restricted share units).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Earnings per share, cont'd.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.468750 per Series B preferred share on February 22, 2015 (2014 - Series A: $0.484375, Series B: $0.468750). The Series A and Series B preferred share dividends were paid on March 16, 2015 to shareholders of record on March 2, 2015. Endurance Holdings also declared a dividend of $0.35 per common share on February 26, 2015 (2014 - $0.34). The dividend was paid on March 31, 2015 to shareholders of record on March 17, 2015.

	Three Months Ended March 31,
	2015	2014
Dividends declared per Series A preferred share	$0.484375	$0.484375
Dividends declared per Series B preferred share	$0.468750	$0.468750
Dividends declared per common share	$0.35	$0.34

6.	Accumulated other comprehensive income
The following tables present the changes in accumulated other comprehensive income balances by component for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	$86,100	$(7,628)	$76,706
Other comprehensive income before reclassifications	—	40,734	(23,458)	17,276
Amounts reclassified from accumulated other comprehensive income(1)	22	(16,245)	—	(16,223)
Net current period other comprehensive income	22	24,489	(23,458)	1,053
Ending balance	$(1,744)	$110,589	$(31,086)	$77,759
(1)All amounts are net of tax.

	For the Three Months Ended March 31, 2014
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,855)	45,950	$18,636	$62,731
Other comprehensive income before reclassifications	—	27,665	3,225	30,890
Amounts reclassified from accumulated other comprehensive income(1)	23	(4,285)	—	(4,262)
Net current period other comprehensive income	23	23,380	3,225	26,628
Ending balance	$(1,832)	$69,330	$21,861	$89,359
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(17,770)	Net realized and unrealized gains
	649	Net impairment losses recognized in earnings
	(17,121)	Total before income taxes
	876	Income tax expense
	$(16,245)	Total net of income taxes

Three Months Ended March 31, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$23	Interest expense
	23	Total before income taxes
	—	Income tax expense
	$23	Total net of income taxes

Unrealized gains on available for sale securities	$(4,263)	Net realized and unrealized gains
	111	Net impairment losses recognized in earnings
	(4,152)	Total before income taxes
	(133)	Income tax benefit
	$(4,285)	Total net of income taxes

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
The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized gains, net foreign exchange losses and other underwriting income (loss) in the Condensed Consolidated Statements of Income and Comprehensive Income.
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

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at March 31, 2015 and December 31, 2014 are shown below.

	March 31, 2015		December 31, 2014
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$1,021	$37,927	$651	$42,694
Interest rate futures	16	120,235	7	7,595
TBAs	153,763	146,000	73,231	70,000
Energy and weather contracts	15,223	59,012	25,615	81,624
Total recorded in other assets	170,023		99,504
Derivatives recorded in other liabilities
Foreign exchange forward contracts	557	$22,438	123	$20,945
Interest rate swaps	267	4,757	20	12,549
Interest rate swaptions	—	10,500	9	13,100
Interest rate futures	28	124,771	—	—
TBAs	96,706	92,000	18,820	18,000
Energy and weather contracts	17,385	117,999	35,366	135,050
Total recorded in other liabilities	114,943		54,338
Net derivative asset	$55,080		$45,166
At March 31, 2015, the Company’s derivative assets of $170.0 million (December 31, 2014 - $99.5 million) and liabilities of $114.9 million (December 31, 2014 - $54.3 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. At March 31, 2015 and December 31, 2014, interest rate futures were not subject to a master netting agreement. At March 31, 2015 and December 31, 2014, none of the Company’s derivative instruments were recorded on a net basis in the Condensed Consolidated Balance Sheets.
The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Total included in net foreign exchange losses from foreign exchange forward contracts	$1,469	$(227)
Futures contracts	122	21
Interest rate swaps	(555)	(766)
Interest rate swaptions	28	429
TBAs	824	925
Total included in net realized and unrealized gains	419	609
Total included in other underwriting income (loss) from energy and weather contracts	2,784	(258)
Total gains from derivatives	$4,672	$124

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company’s ordinary shares, share appreciation rights, restricted shares, restricted share units, share bonuses and other equity incentive awards to key employees.
Options
In 2013, the Company issued options to the current Chief Executive Officer as an inducement to his joining the Company. The options vest annually, in five equal tranches commencing on May 28, 2013, subject to the Chief Executive Officer's continued employment, or in the event of certain terminations of employment and other events. The Chief Executive Officer's options have a ten-year contractual life. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted. For the quarter ended March 31, 2015, compensation costs recognized in earnings for all options totaled $0.6 million (2014 - $1.1 million). At March 31, 2015, compensation costs not yet recognized related to unvested stock options was $2.1 million (2014 - $4.6 million).
Performance-Based Restricted Shares
Commencing in March 2015, the Company issued performance-based restricted shares to certain of its senior executives. The performance-based restricted shares represent the right to receive a specified number of ordinary shares in the future, based upon the achievement of pre-established performance criteria during the applicable performance period. Performance-based restricted shares granted to employees cliff vest at the end of the three-year period. The number of performance-based restricted shares that will ultimately vest is subject to a periodic review and adjustment taking into account actual performance of the Company compared to the performance of a publicly-traded peer group of companies.
Performance-based restricted shares are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases of death, disability, termination of employment in connection with a change in control and retirement. In the case of death, disability or change in control, 50% of the performance-based restricted shares will vest upon the date of death or disability or termination of employment in connection with a change in control. Where an employee meets certain retirement eligibility criteria, the performance-based restricted shares will continue to vest post-employment, subject to compliance with certain non-competition obligations.
The fair value of the performance-based restricted shares is measured at the grant date using a Monte Carlo simulation based on pre-established targets relating to certain performance based measures achieved by the Company, with the associated expense recognized over the applicable performance and vesting period.
Time-Based Restricted Shares
The Company has issued time-based restricted shares to employees and non-employee directors. Restricted shares granted to employees generally vest pro rata over a four-year period. Restricted shares are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases where an employee meets certain retirement eligibility criteria which allow for continuing post-employment vesting of restricted shares, subject to compliance with certain non-competition obligations.
Restricted shares granted to non-employee directors vest twelve months following the date of grant and are forfeited upon departure from the Board of Directors for any reason prior to the applicable vesting date.
The fair value of the restricted shares granted is equal to the fair market value of the Company’s ordinary shares on the grant date. Compensation equal to the fair market value of the restricted shares at the measurement date is amortized and charged to income over the vesting period.
Restricted Share Units
The Company has issued restricted share units to employees in select jurisdictions where the issuance of restricted shares results in unfavorable tax treatment for employee recipients. Restricted share units granted to employees generally vest pro rata over a four-year period. Restricted share units are forfeited upon departure from the Company for any reason prior to the applicable vesting date.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
The fair value of the restricted share units granted is equal to the fair market value of the Company’s ordinary shares on the grant date. Compensation equal to the fair market value of the restricted share units at the measurement date is amortized and charged to income over the vesting period.
Summary of Stock-Based Employee Compensation Activity
No options were granted, expired, vested or exercised during the quarters ended March 31, 2015 and 2014.
A summary of the restricted share and restricted share unit activity during the quarter ended March 31, 2015, is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of year	1,290,894
Granted	472,662
Settled	(285,044)
Forfeited	—
Unvested, end of year	1,478,512
Outstanding, end of year	1,478,512	$90,396
During the quarter ended March 31, 2015, the Company granted an aggregate of 472,662 (2014 – 335,771) restricted shares and restricted share units under the 2007 Plan. The restricted shares and restricted share units granted had weighted average grant date fair values of $28.0 million (2014 - $17.6 million). During the quarter ended March 31, 2015, the aggregate fair value of restricted shares and restricted share units that vested was $13.8 million (2014 - $9.8 million). For the quarter ended March 31, 2015, compensation costs recognized in earnings for all restricted shares and restricted share units were $9.2 million (2014 - $9.1 million). At March 31, 2015, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $38.7 million (2014 - $34.9 million).
Employee Share Purchase Plan
The Company also has an Employee Share Purchase Plan ("2005 Employee Share purchase Plan") under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings’ ordinary shares. For the quarter ended March 31, 2015, total expenses related to the Company’s 2005 Employee Share Purchase Plan were approximately $65,000 (2014 - $54,000).
The 2005 Employee Share Purchase Plan is scheduled to terminate in accordance with its terms on October 1, 2015. On February 26, 2015, the Compensation Committee of the Board of Directors of Endurance Holdings approved, subject to approval by the Company's shareholders, a new employee share purchase plan (“2015 Employee Share Purchase Plan”). If the 2015 Employee Share Purchase Plan is approved by the Company's shareholders, the Company will cease offering and issuing new shares under the 2005 Employee Share Purchase Plan on June 30, 2015 and offer and issue new shares under the 2015 Employee Share Purchase Plan beginning on or after July 1, 2015.

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
•Property, marine and energy
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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$736,218	$565,214	$1,301,432
Ceded premiums written	(432,179)	(104,299)	(536,478)
Net premiums written	304,039	460,915	764,954
Net premiums earned	135,864	253,995	389,859
Other underwriting income	—	2,406	2,406
	135,864	256,401	392,265
Expenses
Net losses and loss expenses	74,512	97,424	171,936
Acquisition expenses	15,883	66,210	82,093
General and administrative expenses	32,684	34,474	67,158
	123,079	198,108	321,187
Underwriting income	$12,785	$58,293	$71,078

Net loss ratio	54.8%	38.3%	44.1%
Acquisition expense ratio	11.7%	26.1%	21.1%
General and administrative expense ratio	24.1%	13.6%	17.2%
Combined ratio	90.6%	78.0%	82.4%

Reserve for losses and loss expenses	$1,952,277	$1,669,451	$3,621,728

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$652,276	$505,239	$1,157,515
Ceded premiums written	(309,249)	(49,561)	(358,810)
Net premiums written	343,027	455,678	798,705
Net premiums earned	144,021	252,245	396,266
Other underwriting loss	—	(1,238)	(1,238)
	144,021	251,007	395,028
Expenses
Net losses and loss expenses	88,533	88,363	176,896
Acquisition expenses	12,261	59,896	72,157
General and administrative expenses	41,736	31,470	73,206
	142,530	179,729	322,259
Underwriting income	$1,491	$71,278	$72,769

Net loss ratio	61.5%	35.0%	44.6%
Acquisition expense ratio	8.5%	23.7%	18.2%
General and administrative expense ratio	29.0%	12.6%	18.5%
Combined ratio	99.0%	71.3%	81.3%

Reserve for losses and loss expenses	$2,023,819	$1,823,955	$3,847,774
The following table reconciles total segment results to income before income taxes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total underwriting income	$71,078	$72,769
Net investment income	41,861	40,990
Net foreign exchange losses	(7,552)	(2,964)
Net realized and unrealized gains	18,189	4,872
Net impairment losses recognized in earnings	(649)	(111)
Amortization of intangibles	(1,599)	(1,617)
Interest expense	(9,059)	(9,051)
Income before income taxes	$112,269	$104,888

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended March 31, 2015 and 2014:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2015	2015	2014	2014
Insurance
Agriculture	$516,916	$202,460	$527,894	$281,645
Casualty and other specialty	100,682	45,058	67,653	36,813
Professional lines	54,760	24,231	38,780	14,570
Property, marine and energy	63,860	32,290	17,949	9,999
Total Insurance	736,218	304,039	652,276	343,027
Reinsurance
Catastrophe	124,407	53,460	126,648	78,963
Property	125,700	123,449	166,413	166,322
Casualty	58,098	58,098	84,982	83,392
Professional lines	43,857	43,857	25,619	25,619
Specialty	213,152	182,051	101,577	101,382
Total Reinsurance	565,214	460,915	505,239	455,678
Total	$1,301,432	$764,954	$1,157,515	$798,705

10.	Commitments and contingencies
Concentrations of credit risk. The Company’s reinsurance recoverables on paid and unpaid losses at March 31, 2015 and December 31, 2014 amounted to $742.5 million and $889.1 million, respectively. At March 31, 2015, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor’s Corporation. At March 31, 2015 and December 31, 2014, the Company held collateral of $175.3 million and $199.7 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the three months ended March 31, 2015 and 2014, respectively:

Broker	2015	2014
Marsh & McLennan Companies, Inc.	18.9%	16.7%
Aon Benfield	17.7%	15.1%
Willis Companies	11.5%	12.0%
Total of largest brokers	48.1%	43.8%
Letters of credit. As of March 31, 2015, the Company had issued letters of credit of $192.9 million (December 31, 2014 – $209.9 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
Investment commitments. As of March 31, 2015 and December 31, 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $130.7 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2015 and December 31, 2014, the Company had also pledged $219.8 million and $240.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $192.9 million and $209.9 million, respectively, in letters of credit outstanding under its credit facilities and letter of credit reimbursement agreements. In addition, as of March 31, 2015 and December 31, 2014, cash and fixed maturity investments with fair values of $205.4 million and $205.2 million were on deposit with U.S. state regulators, respectively.
The Company is subject to certain commitments with respect to other investments at March 31, 2015 and December 31, 2014. See Note 3.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at March 31, 2015 are as follows:

Twelve months ended March 31,	Amount
2016	$14,928
2017	14,123
2018	13,739
2019	13,204
2020	13,859
2021 and thereafter	31,728
$101,581
Total net lease expense under operating leases for the three months ended March 31, 2015 was $3.1 million (2014 – $4.2 million).
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
Acquisition of Montpelier. On March 31, 2015, the Company announced the signing of the Merger Agreement with Montpelier and Merger Sub pursuant to which the Company will, through Merger Sub, acquire Montpelier for consideration per Montpelier common share of 0.472 of an Endurance Holdings ordinary share and a pre-closing dividend of $9.89 per each such Montpelier common share payable, in cash, by Montpelier to its common shareholders, which represented $40.24 per Montpelier common share based on the Company's closing price on March 30, 2015, the last trading day before the signing of the Merger Agreement. The Merger Agreement has been unanimously approved by both companies' Boards of Directors. The Merger is expected to be completed in the third quarter of 2015 and is subject to the satisfaction of customary closing conditions including, but not limited to, approval by the Company's shareholders of the Company's share issuance at the special general meeting of the Company's shareholders, approval of the Merger Agreement, the statutory merger agreement and the Merger by the Montpelier shareholders at the special general meeting of Montpelier shareholders and regulatory approvals. There can be no assurance that the Merger will occur.
Under the terms of the Merger Agreement, the aggregate consideration for the Merger will consist of approximately $450.0 million in cash and 21.5 million Endurance Holdings ordinary shares, which were valued at approximately $1.4 billion based on the Company's closing price on March 30, 2015, the last trading day before the signing of the Merger Agreement. The cash portion of the consideration will be funded through a pre-closing dividend paid by Montpelier to its common shareholders. Following completion of the Merger, Montpelier's existing common shareholders will own approximately

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
32% of Endurance Holdings' common shares. Endurance Holdings has agreed to appoint three of Montpelier's current directors to its Board of Directors, such appointment being subject to a customary vetting process to ensure, among other things, that such three new directors qualify as “independent” under the rules of the New York Stock Exchange.
In connection with the Merger, Montpelier will exercise its option to redeem all of its outstanding 8.875% non-cumulative preferred shares Series A for $156.0 million plus all declared and unpaid dividends, if any, without interest thereon in accordance with the certificate of designation governing such preferred shares, prior to the Montpelier shareholders meeting to approve the Merger.
If the Merger is terminated because (a) (i) Montpelier's shareholders do not approve the Merger or (ii) Montpelier is in material breach of the Merger Agreement, then, in each case, Montpelier will pay Endurance Holdings' expenses relating to the Merger up to a cap of $9.15 million and (b) (i) Endurance Holdings' shareholders do not approve the issuance of new Endurance Holdings ordinary shares in connection with the Merger or (ii) Endurance Holdings is in material breach of the Merger Agreement, then Endurance Holdings, in each case, will pay Montpelier's expenses relating to the Merger up to a cap of $9.15 million. If a takeover proposal with respect to Endurance Holdings or Montpelier, as applicable, was outstanding at least thirty days prior to the applicable shareholder meeting in the case of a termination described in (a)(i) or (b)(i), as applicable, or the date on which a breach described in (a)(ii) or (b)(ii), as applicable, occurred, and Endurance Holdings or Montpelier consummates a takeover proposal within 12 months of the termination, such party would be required to pay a termination fee of $73.25 million to the other party in addition to paying the expenses relating to the Merger as noted above.
The Company incurred $1.0 million of corporate expenses associated with the Merger during the three months ended March 31, 2015 and is contractually obligated to pay investment banking fees of $15.0 million upon closing of the Merger. The Company expects to incur additional costs and expenses associated with the Merger during 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2015 of Endurance Specialty Holdings Ltd. (“Endurance Holdings”) and its wholly-owned subsidiaries (collectively, the “Company”). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section “Cautionary Statement Regarding Forward-Looking Statements” below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in the 2014 Form 10-K and this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
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
In the Insurance segment, the Company writes agriculture, casualty and other specialty, professional lines, and property, marine and energy insurance. In the Reinsurance segment, the Company writes catastrophe, property, casualty, professional lines and specialty reinsurance.
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
Montpelier Acquisition
On March 31, 2015, the Company announced the signing of the Merger Agreement with Montpelier and Merger Sub, under which Endurance Holdings will, through Merger Sub, acquire Montpelier for consideration per Montpelier common share of 0.472 shares of an Endurance Holdings ordinary share and a pre-closing dividend of $9.89 per each such Montpelier common share payable, in cash, by Montpelier to its common shareholders. The Merger is expected to close in the third quarter of 2015, subject to the satisfaction of customary closing conditions including, but not limited to, approval by the Company's shareholders of the Company's share issuance at the special general meeting of the Company's shareholders, approval of the Merger Agreement, the statutory merger agreement and the Merger by the Montpelier shareholders at the special general meeting of Montpelier shareholders and regulatory approvals. There can be no assurance that the Merger will occur.

Under the terms of the Merger Agreement, the aggregate consideration for the Merger will consist of $450.0 million in cash and approximately 21.5 million Endurance Holdings ordinary shares, which were valued at approximately $1.4 billion based on the Company's closing price on March 30, 2015, the last trading day before the signing of the Merger Agreement. The cash portion of the consideration will be funded through a pre-closing dividend paid by Montpelier to its common shareholders. Following completion of the Merger, Montpelier’s existing common shareholders will own approximately 32% of Endurance Holdings’ common shares. Endurance Holdings has agreed to appoint three of Montpelier's current directors to its Board of Directors, such appointment being subject to a customary vetting process to ensure, among other things, that such three new directors qualify as “independent” under the rules of the New York Stock Exchange. See the section “Liquidity and Capital Resources, Impact of Montpelier Acquisition on Liquidity and Capital Resources” below for additional information.
Application of Critical Accounting Estimates
The Company’s condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company’s critical accounting estimates, please refer to the 2014 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company’s critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company’s Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Months Ended March 31, 2015 and 2014
Results of operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$1,301,432	$1,157,515	12.4%
Ceded premiums written	(536,478)	(358,810)	49.5%
Net premiums written	764,954	798,705	(4.2)%
Net premiums earned	389,859	396,266	(1.6)%
Net investment income	41,861	40,990	2.1%
Net realized and unrealized gains	18,189	4,872	273.3%
Net impairment losses recognized in earnings	(649)	(111)	484.7%
Other underwriting income (loss)	2,406	(1,238)	NM	(2)
Total revenues	451,666	440,779	2.5%
Expenses
Net losses and loss expenses	171,936	176,896	(2.8)%
Acquisition expenses	82,093	72,157	13.8%
General and administrative expenses	67,158	73,206	(8.3)%
Amortization of intangibles	1,599	1,617	(1.1)%
Net foreign exchange losses	7,552	2,964	154.8%
Interest expense	9,059	9,051	0.1%
Income tax expense	3,790	408	828.9%
Net income	$108,479	$104,480	3.8%
Net loss ratio	44.1%	44.6%	(0.5)
Acquisition expense ratio	21.1%	18.2%	2.9
General and administrative expense ratio	17.2%	18.5%	(1.3)
Combined ratio	82.4%	81.3%	1.1

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.
Premiums
Gross premiums written in the three months ended March 31, 2015 were $1,301.4 million, an increase of $143.9 million, or 12.4%, compared to the same period in 2014. Net premiums written in the three months ended March 31, 2015 were $765.0 million, a decrease of $33.8 million, or 4.2% compared to the same period in 2014. The increase in gross premiums written and the decrease in net premiums written was driven by the following factors:

•
An increase in gross premiums written in the property, marine and energy line of business in the Insurance segment, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K.;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including excess casualty and various professional liability coverages, as a result of the expansion of the Company’s Insurance underwriting personnel over the last twelve months.

•	A decline in gross premiums written in the agriculture line of business in the Insurance segment due to commodity price declines on spring crops, partially offset by growth in policy counts;

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment as a result of new international marine and international agriculture business written, partially offset by increased ceding company retentions;

•
An increase in gross premiums written in the professional line of business in the Reinsurance segment due primarily to new business generated by new underwriting teams that joined the Company in late 2013;

•
A decline in gross premiums written in the casualty line of business in the Reinsurance segment due to non-renewal of policies from continued restructuring and certain contracts that were extended and are scheduled to expire and renew later in the year, partially offset by increased premiums on renewal business and new business written;

•
A decline in gross and net premiums written in the property line of business in the Reinsurance segment due to non-renewal of policies that no longer met profitability targets and increased ceding company retentions, partially offset by new business; and

•
An increase in ceded premiums written by the Company during the quarter ended March 31, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment’s business for 2015 combined with additional quota share covers. In the Reinsurance segment, ceded premiums written increased as the Company purchased increased levels of protection, including excess of loss coverage within the catastrophe line of business, and additional proportional retrocessional coverage on both the catastrophe and specialty lines of business.

Net premiums earned for the three months ended March 31, 2015 were $389.9 million, a decrease of $6.4 million, or 1.6%, from the first quarter of 2014 due to the increase in ceded premiums written. The modest decline in earned premiums is a result of a general increase in the amount of reinsurance purchased by the Company over the last year partially offset by overall growth in gross premiums.
Net Investment Income
The Company’s net investment income of $41.9 million increased by 2.1%, or $0.9 million, for the quarter ended March 31, 2015 as compared to the same period in 2014. This growth resulted primarily from higher returns on the Company’s available for sale investments from March 31, 2014 to March 31, 2015, partially offset by a decrease in mark to market gains on other investments during the quarter ended March 31, 2015. Net investment income generated from the Company’s available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $1.9 million for the three months ended March 31, 2015 compared to the same period in 2014. Net investment income during the first quarter of 2015 included net mark to market gains of $12.4 million on other investments, comprised of alternative funds and specialty funds, as compared to mark to market gains of $13.5 million in the first quarter of 2014. Investment expenses, including investment management fees, for the three months ended March 31, 2015 were $3.4 million compared to $3.7 million for the same period in 2014.
The annualized net earned yield and total return of the investment portfolio for the three months ended March 31, 2015 and 2014 and the market yield and portfolio duration as of March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Annualized net earned yield(1)	2.62%	2.58%
Total return on investment portfolio(2)	0.88%	1.24%
Market yield(3)	1.85%	1.81%
Portfolio duration(4)	2.95 years	2.94 years

(1)
The actual net earned income from the investment portfolio after adjusting for expenses and accretion of discount and amortization of premium from the purchase price divided by the average book value of assets.

(2)	Net of investment manager fees; includes realized and unrealized gains and losses.

(3)
The internal rate of return of the fixed income investment portfolio based on the given market price or the single discount rate that equates a security price (inclusive of accrued interest) for the portfolio with its projected cash flows. Excludes equity securities, other investments and operating cash.

(4)	Includes only cash and cash equivalents and fixed income investments managed by the Company’s investment managers.
During the first quarter of 2015, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 62 basis point range, with a high of 2.84% and a low of 2.22%. Trading activity in the Company’s portfolio during the first quarter included reductions in U.S. government and government agencies securities, foreign government bonds, residential mortgage-backed securities, short-term investments, government and agency guaranteed debt securities and asset-backed securities, and increased allocations to collateralized obligations, corporate debt securities, equity securities, other investments, commercial mortgage-backed securities, and municipal securities. The duration of fixed income investments increased slightly to 2.95 years at March 31, 2015 from 2.91 years at December 31, 2014.

Net Realized and Unrealized Gains
The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended March 31, 2015 were $1,400.0 million compared to $1,110.6 million during the same period a year ago. Net realized gains increased during the three months ended March 31, 2015 compared to the same period in 2014 due largely to the repositioning of the Company's portfolio of equity securities.
Gross realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$22,666	$10,247
Gross realized losses on investment sales	(4,896)	(5,984)
Change in fair value of derivative financial instruments	419	609
Net realized and unrealized gains	$18,189	$4,872
Net impairment losses recognized in earnings for the three months ended March 31, 2015 and 2014 were $0.6 million and $0.1 million, respectively.
Net Foreign Exchange Losses
For the three months ended March 31, 2015, the Company re-measured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $7.6 million compared to a net foreign exchange loss of $3.0 million for the same period of 2014. The current period net foreign exchange loss resulted from a decrease in the value of net asset positions in other key currencies as the U.S. dollar strengthened generally in the period. In the prior year, the net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened against Japanese Yen and the Australia dollar, revaluing net liability balances in those currencies higher.
Net Losses and Loss Expenses
The Company’s net loss ratio for the three months ended March 31, 2015 decreased slightly compared to the same period in 2014. The improvement in the net loss ratio was due to increased favorable prior year reserve development, primarily in the casualty and other specialty line of business in the Insurance segment. This improvement was partially offset by an increase in the current accident year loss ratios in the casualty and other specialty line of business in the Insurance segment and the casualty line of business in the Reinsurance segment for the first quarter of 2015 compared to 2014.
Favorable prior year loss reserve development was $57.2 million for the first quarter of 2015 compared to $50.3 million during the same period in 2014. In the first quarter of 2015, prior year loss reserves emerged favorably across the casualty and other specialty, professional lines and property, marine and energy lines of business of the Insurance segment and all lines of business of the Reinsurance segment. In the Insurance segment, favorable reserve development in the first quarter of 2015 was higher than the first quarter of 2014 primarily in the casualty and other specialty line of business due to lower than expected claims reported and favorable case reserve development. Favorable reserve development in the Reinsurance segment was modestly lower than in 2014, with increased favorable reserve development in the casualty and professional lines of business, offset by decreased favorable reserve development in the catastrophe, property and specialty lines of business.
There was one significant natural catastrophe loss of $7.1 million recorded by the Company for the three months ended March 31, 2015 due to winter storms in the United States. For the three months ended March 31, 2015, natural catastrophe related losses added 1.8 percentage points to the Company’s net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals. During the three months ended March 31, 2014, the Company incurred no significant catastrophe losses.
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

Acquisition Expenses
The acquisition expense ratio for the three months ended March 31, 2015 was higher than the same period in 2014 primarily due to growth in net earned premiums in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the agriculture insurance and catastrophe reinsurance lines of business, which incur a lower than average acquisition expense rate.
General and Administrative Expenses
The Company’s general and administrative expense ratio for the first quarter of 2015 decreased by 1.3 percentage points compared to the same period in 2014 due to increased ceding commission reimbursements as a result of additional purchases of reinsurance. This increase was partially offset by an increase in personnel costs associated with the addition of new underwriting teams added over the past year. At March 31, 2015, the Company had a total of 1,013 employees compared to 936 employees at March 31, 2014.
Income Tax Expense
The Company recorded a tax expense for the quarter ended March 31, 2015 of $3.8 million compared to a tax expense of $0.4 million for the quarter ended March 31, 2014. The increase in tax expense in 2015 resulted from income recorded at the Company’s United States taxable jurisdictions.
Net Income
The Company generated net income of $108.5 million in the three months ended March 31, 2015 compared to net income of $104.5 million in the same period of 2014 primarily due to a reduction in losses incurred, lower general and administrative expenses and increased net realized and unrealized gains, partially offset by reductions in net premiums earned, increased foreign exchange losses and higher acquisition and tax expenses in the current period compared to 2014.
Reserve for Losses and Loss Expenses
As of March 31, 2015, the Company had accrued losses and loss expense reserves of $3.6 billion (December 31, 2014 - $3.8 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the three months ended March 31, 2015 and 2014, the Company’s net paid losses and loss expenses were $302.6 million and $277.1 million, respectively.
As more fully described under “Reserving Process” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. The Company’s loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company’s own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading “Potential Variability in Reserves for Losses and Loss Expenses” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Losses and loss expenses for the three months ended March 31, 2015 are summarized as follows:

	Incurred related to:
Three Months Ended March 31, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$34,565	$392	$34,957
Casualty and other specialty	27,403	(18,710)	8,693
Professional lines	17,365	(120)	17,245
Property, marine and energy	15,875	(2,258)	13,617
Total Insurance	95,208	(20,696)	74,512
Reinsurance:
Catastrophe	11,267	(2,236)	9,031
Property	37,748	(8,437)	29,311
Casualty	29,315	(6,427)	22,888
Professional lines	26,788	(11,123)	15,665
Specialty	28,768	(8,239)	20,529
Total Reinsurance	133,886	(36,462)	97,424
Totals	$229,094	$(57,158)	$171,936
Losses and loss expenses for the three months ended March 31, 2015 included $57.2 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2015 benefited the Company’s reported net loss ratios by approximately 14.7 percentage points. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three months ended March 31, 2015 in the casualty and other specialty, professional lines, and property, marine and energy lines of business within the Insurance segment, and all lines of business within the Reinsurance segment.
For the three months ended March 31, 2015, the Company did not materially alter the key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Losses and loss expenses for the three months ended March 31, 2014 are summarized as follows:

	Incurred related to:
Three Months Ended March 31, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$50,356	$(2,140)	$48,216
Casualty and other specialty	24,676	(9,713)	14,963
Professional lines	18,040	(1,128)	16,912
Property, marine and energy	7,109	1,333	8,442
Total Insurance	100,181	(11,648)	88,533
Reinsurance:
Catastrophe	15,808	(7,761)	8,047
Property	44,571	(14,757)	29,814
Casualty	28,667	(2,751)	25,916
Professional lines	19,965	(2,029)	17,936
Specialty	18,016	(11,366)	6,650
Total Reinsurance	127,027	(38,664)	88,363
Totals	$227,208	$(50,312)	$176,896

Losses and loss expenses for the three months ended March 31, 2014 included $50.3 million in favorable development of reserves relating to prior accident years. The favorable loss reserve development experienced during the three months ended March 31, 2014 benefited the Company’s reported net loss ratio by approximately 12.7 percentage points. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the three months ended March 31, 2014 in the agriculture, casualty and other specialty and professional lines of business in the Insurance segment, and in all lines of business within the Reinsurance segment.
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
Insurance
Agriculture. For the three months ended March 31, 2015, the Company recorded slightly unfavorable loss emergence due to higher than anticipated multi-peril crop insurance claims settlements for the 2014 crop year. For the three months ended March 31, 2014, the Company recorded favorable loss emergence due to lower than anticipated agriculture claims settlements for the 2013 crop year.
Casualty and other specialty. For the three months ended March 31, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda excess casualty business. For the three months ended March 31, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the healthcare liability and casualty businesses.
Professional lines. For the three months ended March 31, 2015 and 2014, the Company recorded modest favorable loss emergence within this line of business, primarily due to slightly lower than expected reported claims activity.
Property, marine and energy. For the three months ended March 31, 2015, the favorable loss emergence within the property, marine and energy line of business was primarily due to lower than expected reported claims emergence. For the three months ended March 31, 2014, the modest amount of unfavorable loss emergency within the property, marine and energy line of business was primarily due to higher than expected claims reported within the marine business.
Reinsurance
Catastrophe. For the three months ended March 31, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the U.S. property catastrophe business resulting from lower than expected claims activity. For the three months ended March 31, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims reported.
Property. For the three months ended March 31, 2015, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the property treaty business. For the three months ended March 31, 2014, the Company recorded favorable loss emergence in the property line of business due to lower than expected claims activity.
Casualty. For the three months ended March 31, 2015 and 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity.
Professional lines. For the three months ended March 31, 2015 and 2014, the Company recorded favorable loss emergence within this line of business primarily due to considerably lower than expected claims emergence.
Specialty. For the three months ended March 31, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the aerospace business. For the three months ended March 31, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company's aviation, marine, trade credit and surety businesses.

The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at March 31, 2015:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$32,029	$121,186	$153,215
Casualty and other specialty	249,507	954,054	1,203,561
Professional lines	148,246	384,414	532,660
Property, marine and energy	38,023	24,818	62,841
Total Insurance	467,805	1,484,472	1,952,277
Reinsurance:
Catastrophe	93,872	55,469	149,341
Property	175,766	81,003	256,769
Casualty	241,073	519,679	760,752
Professional lines	58,587	210,127	268,714
Specialty	99,219	134,656	233,875
Total Reinsurance	668,517	1,000,934	1,669,451
Totals	$1,136,322	$2,485,406	$3,621,728
The total reserves for losses and loss expenses recorded on the Company’s balance sheet were comprised of the following at December 31, 2014:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$222,570	$72,621	$295,191
Casualty and other specialty	325,415	932,594	1,258,009
Professional lines	119,453	397,648	517,101
Property, marine and energy	33,264	20,207	53,471
Total Insurance	700,702	1,423,070	2,123,772
Reinsurance:
Catastrophe	126,837	49,773	176,610
Property	178,875	93,289	272,164
Casualty	248,933	531,947	780,880
Professional lines	60,915	197,925	258,840
Specialty	99,142	135,451	234,593
Total Reinsurance	714,702	1,008,385	1,723,087
Totals	$1,415,404	$2,431,455	$3,846,859
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
Insurance
The following table summarizes the underwriting results and associated ratios for the Company’s Insurance segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$736,218	$652,276
Ceded premiums written	(432,179)	(309,249)
Net premiums written	304,039	343,027
Net premiums earned	135,864	144,021
Expenses
Losses and loss expenses	74,512	88,533
Acquisition expenses	15,883	12,261
General and administrative expenses	32,684	41,736
	123,079	142,530
Underwriting income	$12,785	$1,491
Net loss ratio	54.8%	61.5%
Acquisition expense ratio	11.7%	8.5%
General and administrative expense ratio	24.1%	29.0%
Combined ratio	90.6%	99.0%
Premiums. Gross premiums written for the three months ended March 31, 2015 in the Insurance segment increased by 12.9% over the same period in 2014. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended March 31,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$516,916	$202,460	$527,894	$281,645
Casualty and other specialty	100,682	45,058	67,653	36,813
Professional lines	54,760	24,231	38,780	14,570
Property, marine and energy	63,860	32,290	17,949	9,999
Total	$736,218	$304,039	$652,276	$343,027
The Insurance segment’s gross premiums written increased while the net premiums written declined for the three months ended March 31, 2015 compared to the same period in 2014 due to the following factors:

•
An increase in gross premiums written in the property, marine and energy line of business, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K.;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business, including excess casualty and various professional liability coverages, as a result of the expansion of the Company’s Insurance underwriting personnel over the last twelve months.

•	A decline in gross premiums written in the agriculture line of business due to commodity price declines on spring crops, partially offset by growth in policy counts; and

•
An increase in ceded premiums written by the Company during the quarter ended March 31, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment’s business for 2015 combined with additional quota share covers compared to 2014.

Net premiums earned by the Company in the Insurance segment decreased in the three months ended March 31, 2015 compared to the same period in 2014. The decline was a result of lower gross premiums recorded by the agriculture line of business due to commodity price declines and increased ceded premiums generally across the segment, partially offset by growth in the property, marine and energy line from new teams added over the last twelve months.
Losses and Loss Expenses. The net loss ratio in the Company’s Insurance segment decreased by 6.7 percentage points for the three month period ended March 31, 2015 compared to the same period in 2014. During the three months ended March 31, 2015, the Company’s previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $20.7 million, which decreased the net loss ratio by 15.2 percentage points as compared to a reduction of $11.6 million that decreased the net loss ratio by 8.1 percentage points for the three months ended March 31, 2014. Higher levels of favorable loss development in the first three months of 2015 compared to 2014 was experienced primarily in the casualty and other specialty and property, marine and energy lines of business following lower than expected claims activity.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $4.4 million in the Insurance segment in the three months ended March 31, 2015. The net losses from catastrophes added 3.3 percentage points to the Insurance segment's net loss ratio for the current quarter. During the quarter ended March 31, 2014, the Company incurred no significant catastrophe losses in the Insurance segment.
Acquisition Expenses. The acquisition expense ratio in the Insurance segment in the three months ended March 31, 2015 increased compared to the same periods in 2014 primarily due to the decrease in the proportion of net earned premiums attributable to the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The decrease in general and administrative expense ratio in the Insurance segment in the three months ended March 31, 2015 compared to the same period in 2014 was due to increased ceding commission reimbursements as a result of additional purchases of reinsurance. This benefit was partially offset by an increase in personnel costs associated with the addition of new underwriting teams in the Insurance segment over the past year.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company’s Reinsurance business segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$565,214	$505,239
Ceded premiums written	(104,299)	(49,561)
Net premiums written	460,915	455,678
Net premiums earned	253,995	252,245
Other underwriting income (loss)	2,406	(1,238)
	256,401	251,007
Expenses
Losses and loss expenses	97,424	88,363
Acquisition expenses	66,210	59,896
General and administrative expenses	34,474	31,470
	198,108	179,729
Underwriting income	$58,293	$71,278
Net loss ratio	38.3%	35.0%
Acquisition expense ratio	26.1%	23.7%
General and administrative expense ratio	13.6%	12.6%
Combined ratio	78.0%	71.3%

Premiums. In the first quarter of 2015, net premiums written in the Reinsurance segment increased by 1.1% over the same period of 2014. Gross and net premiums written for each line of business in the Reinsurance segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$124,407	$53,460	$126,648	$78,963
Property	125,700	123,449	166,413	166,322
Casualty	58,098	58,098	84,982	83,392
Professional lines	43,857	43,857	25,619	25,619
Specialty	213,152	182,051	101,577	101,382
Total	$565,214	$460,915	$505,239	$455,678
The movements in gross and ceded premiums written in the Reinsurance segment for the three months ended March 31, 2015 compared to the same period in 2014 were primarily due to the following factors:

•
An increase in gross premiums written in the specialty line of business as a result of new international marine and international agriculture business written, partially offset by increased ceding company retentions;

•	An increase in gross premiums written in the professional line of business due primarily to new business generated by underwriting teams that joined the Company in late 2013;

•
A decline in gross premiums written in the casualty line of business due to non-renewal of policies that no longer met profitability targets and certain contracts that were extended and are scheduled to expire and renew later in the year, partially offset by increased premiums on renewal business and new business written;

•
A decline in gross and net premiums written in the property line of business due to non-renewal of policies that no longer met profitability targets and increased ceding company retentions, partially offset by new business; and

•
An increase in ceded premiums written by the Company in the first three months of the year as compared to the same period in 2014. Ceded premiums written increased as the Company purchased increased levels of protection, including excess of loss coverage within the catastrophe line of business, and additional proportional retrocession coverage on both the catastrophe and specialty lines of business.

Net premiums earned by the Company in the Reinsurance segment for the three months ended March 31, 2015 were consistent with net premiums earned during the same period in 2014.
Losses and Loss Expenses. The net loss ratio in the Company’s Reinsurance segment for the three months ended March 31, 2015 increased compared to the same periods in 2014. The increase in the net loss ratio was due to a change in expected loss assumptions for the casualty line compared to the same period in the prior year and decreased favorable prior year loss reserve development for the three months ended March 31, 2015 compared to the same period in 2014.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $2.7 million in the Reinsurance segment in the three months ended March 31, 2015. The net losses from catastrophes added 1.1 percentage points to the Reinsurance segment’s net loss ratio for the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company incurred no significant catastrophe losses in the Reinsurance segment.
The Company recorded $36.5 million of favorable prior year loss reserve development in the three months ended March 31, 2015 compared to $38.7 million in the three months ended March 31, 2014. During the three months ended March 31, 2015, the majority of the favorable loss reserve development was in the professional lines, property, specialty and casualty lines of business. The same period in 2014 experienced favorable loss reserve development emanating from the property and specialty lines of business, due to lower than expected reported losses.
Acquisition Expenses. The Company’s acquisition expense ratio in the Reinsurance segment for the three months ended March 31, 2015 was higher than in the same period in 2014 primarily due to growth in net premiums earned in the specialty line of business, which incurs a higher than average net acquisition expense rate.

General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment for the three months ended March 31, 2015 increased compared to the same period in 2014 due to an increase in personnel costs associated with the addition of new underwriting teams in the Reinsurance segment over the past year.
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of March 31, 2015, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $676.1 million (December 31, 2014 – $719.2 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In addition, in 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders’ surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2014, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at March 31, 2015 without the prior approval of the applicable insurance regulator. At March 31, 2015, American Agri-Business could pay dividends of $3.7 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom’s Prudential Regulation Authority (“PRA”), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.’s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At March 31, 2015, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets. The Company’s aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of March 31, 2015 totaled $6.5 billion, which is consistent with the aggregate invested assets of $6.6 billion as of December 31, 2014.
The Company’s aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $524.2 million at March 31, 2015, compared to $606.8 million at December 31, 2014.

Cash Flows

	Three Months Ended March 31,
	2015	2014
	(U.S. dollars in thousands)
Net cash flows used in operating activities	$(92,302)	$(25,596)
Net cash flows provided by investing activities	51,402	120,112
Net cash flows used in financing activities	(29,672)	(26,798)
Effect of exchange rate changes on cash and cash equivalents	(17,706)	3,096
Net (decrease) increase in cash and cash equivalents	(88,278)	70,814
Cash and cash equivalents, beginning of period	745,472	845,851
Cash and cash equivalents, end of period	$657,194	$916,665
The increase in cash flows used in operating activities in the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to higher net loss claims outflows, ceded premium and general expense payments, partially offset by higher gross premium receipts.
Investing activity cash flows reflect the Company’s active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The decrease in cash flows provided by investing activities in 2015 principally reflected increased purchases of available for sale investments and other investments and the increase in net settlement outflows on other assets, partially offset by higher proceeds from sales and maturities on available for sale investments compared to 2014.
The cash flows used in financing activities in the three months ended March 31, 2015 were higher than the same period in 2014 principally due to the increase in settlements on vesting equity awards.
The effect of exchange rate changes had a negative impact on the cash balances of the Company in the three months ended March 31, 2015 as the U.S. dollar strengthened against all key currencies in the period resulting in a decline in the reported value of holdings in those currencies. The effect of exchange rate changes in the first quarter of 2014 had a modestly positive impact on the cash balances of the Company as exchange rates did not change to a significant extent in the period.
As of March 31, 2015 and December 31, 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $130.7 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of March 31, 2015 and December 31, 2014, the Company had also pledged $219.8 million and $240.0 million of its cash and fixed maturity investments to meet collateral obligations for $192.9 million and $209.9 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC agreement. In addition, at March 31, 2015 and December 31, 2014, cash and fixed maturity investments with fair values of $205.4 million and $205.2 million were on deposit with U.S. state regulators, respectively.
Credit Facilities. On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent (“Credit Facility”). As of March 31, 2015, there were no borrowings under this facility and letters of credit outstanding under the Credit Facility were $188.0 million (December 31, 2014 – $204.0 million).
On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement (“LOC Agreement”) and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of March 31, 2015, the Company had issued letters of credit of $4.9 million (December 31, 2014 - $5.9 million) under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.
On December 9, 2014, the Company and certain designated subsidiaries of the Company entered into a $30.0 million Canadian dollar letter of credit reimbursement agreement ("Canadian LOC Agreement") with Bank of Montreal and ING Bank N.V., London Branch. As of March 31, 2015 and December 31, 2014, there were no letters of credit issued under the Canadian LOC Agreement. For letters of credit issued under the Canadian LOC Agreement, the Company is required to pay a fee on the daily amount available to be drawn under each letter of credit. Letters of credit issued under the Canadian LOC Agreement are required to be collateralized with cash in Canadian dollars.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company’s investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company’s operating activities may vary significantly between periods. The Company expects to generate positive operating cash flows through 2015, absent the occurrence of additional significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, or arrange for additional financing. There can be no assurance that the Company will be successful in executing these strategies.
Impact of Montpelier Acquisition on Liquidity and Capital Resources.
On March 31, 2015, the Company announced the signing of the Merger Agreement with Montpelier and Merger Sub pursuant to which the Company will, through Merger Sub, acquire Montpelier. The Merger is expected to close in the third quarter of 2015. There can be no assurance that the Merger will occur. See the section “Overview” above for additional information.
The aggregate consideration for the Merger will consist of $450.0 million in cash and approximately 21.5 million Endurance Holdings ordinary shares, which were valued at approximately $1.4 billion based on the Company's closing price at March 30, 2015, the last trading day before the signing of the Merger Agreement. The cash portion of the consideration will be funded through a pre-closing dividend paid by Montpelier to its common shareholders. In connection with the Merger, Montpelier will exercise its option to redeem all of its outstanding 8.875% non-cumulative preferred shares Series A for $156.0 million plus all declared and unpaid dividends, if any, without interest thereon in accordance with the certificate of designation governing such preferred shares, prior to the Montpelier shareholders meeting to approve the Merger.
If the Merger is terminated because (a) (i) Montpelier's shareholders do not approve the Merger or (ii) Montpelier is in material breach of the Merger Agreement, then Montpelier will pay Endurance Holdings’ expenses relating to the Merger up to a cap of $9.15 million and (b) (i) Endurance Holdings’ shareholders do not approve the issuance of new Endurance Holdings ordinary shares in connection with the Merger or (ii) Endurance Holdings is in material breach of the Merger Agreement, then Endurance Holdings will pay Montpelier’s expenses relating to the Merger up to a cap of $9.15 million. If a takeover proposal with respect to Endurance Holdings or Montpelier, as applicable, was outstanding at least thirty days prior to the applicable shareholder meeting in the case of a termination described in (a)(i) or (b)(i), as applicable, or the date on which a breach described in (a)(ii) or (b)(ii), as applicable, occurred, and Endurance Holdings or Montpelier consummates a takeover proposal within 12 months of the termination, such party would be required to pay a termination fee of $73.25 million to the other party in addition to paying the expenses relating to the Merger as noted above.
The Company incurred $1.0 million of corporate expenses associated with the Merger in the first quarter of 2015 and is contractually obligated to pay investment banking fees of $15.0 million upon closing of the Merger. The Company expects to incur additional costs and expenses associated with the Merger in 2015. These additional one-time costs may be significant, and it is possible that the ultimate costs will exceed the current estimates.
Following the closing of the Merger and execution of the actions noted above, the Company anticipates that the combined company, and its operating subsidiaries, will have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet its expected claims payments and operational expenses and to provide dividend payments to Endurance Holdings. In turn, we anticipate Endurance Holdings will have adequate capital resources, or the access to sufficient capital resources, as discussed in the section “Liquidity and Capital Resources” above, to meet its obligations, including but not limited to dividend payments to its common and preferred shareholders, interest payments on its senior notes and other liabilities as they come due.
Currency and Foreign Exchange
The Company’s functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K., which is subject to the PRA’s rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.’s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience gains or losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event;

•	changes in general economic conditions and/or industry specific conditions, including inflation, foreign currency exchange rates, interest rates, and other factors;

•	the failure to complete the Merger with Montpelier, which could adversely impact our ability to realize the anticipated strategic benefits of the Merger;

•	the failure to effectively integrate Montpelier’s operations into the Company following the Merger;

•	the failure to realize the anticipated cost savings associated with the Merger;

•	our future financial performance differing from projections following consummation of the Merger; and

•	the possible need for additional capital in the future, which may not be available on satisfactory terms as a result of the Merger.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2014 Form 10-K, including the risk factors set forth in Item 1A thereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Information about Market Risk” included in the Company’s 2014 Form 10-K.
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
Item 1A. Risk Factors
Before investing in any of our securities, you should carefully consider the risk factors and all other information set forth in our 2014 Annual Report on Form 10-K, as supplemented by the following risk factors and other information in this Form 10-Q. These risks could materially affect our business, results of operations or financial condition and cause the trading price of our securities to decline. You could lose all or part of your investment. The headings used in this section are solely to aid the reader as to general categories of risks related to investing in the Company. The risk factors listed may apply to more than one category or to the Company generally. Accordingly, the headings used in this section should not be construed as limiting in any manner the general applicability of any of the risk factors included in this section.
The Merger is subject to conditions, including certain conditions that may not be satisfied, or satisfied on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on the Company.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including the approval by the Company’s shareholders of the Company’s ordinary share issuance at the Company’s special general meeting and the approval of the Merger Agreement, the statutory merger agreement and the Merger by the Montpelier shareholders at the Montpelier special general meeting, which make the completion and timing of the completion of the Merger uncertain. Also, either the Company or Montpelier may terminate the Merger Agreement if the Merger has not been completed by October 31, 2015 (or December 31, 2015 if extended in accordance with the Merger Agreement).
If the Merger is not completed on a timely basis, or at all, the Company’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

•	The Company may be required to pay its costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed;

•
Time and resources committed by the Company’s management to matters relating to the Merger could otherwise have been devoted to the Company’s existing business or to pursuing other beneficial opportunities;

•
The manner in which brokers, insurers, cedants and other third parties perceive the Company may be negatively impacted, which in turn could affect the ability of the Company to compete for or write new business or obtain renewals in the marketplace;

•	The Company may experience negative reactions from employees;

•	The Company’s ratings may be adversely affected, which could have an adverse effect on its business, financial condition and operating results;

•	The market price of the Company’s ordinary shares could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;

•
The Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement; and

•	The Company may be required, in certain circumstances, to pay a termination fee of $73.25 million and/or out-of-pocket expenses related to the Merger up to a cap of $9.15 million to Montpelier.
Additionally, in approving the Merger Agreement, the board of directors of the Company considered a number of factors and potential benefits. If the Merger is not completed, the Company will not realize these and other anticipated benefits of the Merger.
The Company is expected to incur substantial expenses related to the integration of Montpelier.
The Company is expected to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of Montpelier with those of the Company. There are a large number of systems that must be integrated, including management information, accounting and finance, billing, payroll and benefits and regulatory compliance. While the Company has assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and synergies related to the integration of the businesses following the completion of the Merger. These integration expenses likely will result in the Company taking significant charges against earnings following the completion of the Merger, but the amount and timing of such charges are uncertain at present.
The Company may be unable to successfully integrate the businesses of the Company and Montpelier and realize the anticipated benefits of the Merger.
The Merger involves the combination of two companies that currently operate as independent public companies. The Company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and Montpelier after the completion of the Merger. Potential difficulties the Company may encounter as part of the integration process include the following:

•
the inability to successfully combine the businesses of the Company and Montpelier in a manner that permits the Company following the completion of the Merger to achieve the full synergies anticipated to result from the Merger;

•
complexities associated with managing the businesses of the Company and Montpelier following the completion of the Merger, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and

•
potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate the two companies that may exceed the anticipated costs that the Company and Montpelier estimated prior to the execution of the Merger Agreement.

In addition, the Company and Montpelier have operated and, until the completion of the Merger, will continue to operate independently and may not begin the actual integration process. Although the parties are conducting an integration planning process as permitted by legal restrictions, this process could result in:

•	diversion of the attention of the Company’s management; and

•	the disruption of, or the loss of momentum in, the Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or the Company’s ability to achieve the anticipated benefits of the Merger or could reduce the Company’s earnings or otherwise adversely affect the business and financial results of the Company after the completion of the Merger.
The market price of the Company’s ordinary shares may decline in the future as a result of the Merger.
The Company will issue approximately 21.5 million ordinary shares to Montpelier shareholders in the Merger. Upon the receipt of the Company’s ordinary shares as consideration in the Merger, former holders of Montpelier common shares may seek to sell the Company’s ordinary shares delivered to them. Current shareholders of the Company may also seek to sell the ordinary shares held by them following, or in anticipation of, consummation of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of the Company’s ordinary shares, may affect the market for, and the market price of, the Company’s ordinary shares in an adverse manner. None of these shareholders are subject to a “lock-up” or “market stand off” agreement. These factors are, to some extent, beyond the control of the Company.
In addition, the market price of an ordinary share of the Company may decline in the future as a result of the Merger for a number of reasons, including the unsuccessful integration of the Company and Montpelier or the failure of the Company to achieve the perceived benefits of the Merger, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts.

The Company is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect the Company’s business and operations.
In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom the Company has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company as a result of the Merger, which could negatively affect the Company’s revenues, earnings and cash flows, as well as the market price of the Company’s ordinary shares, regardless of whether the Merger is completed.
Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect the Company’s business and operations prior to the completion of the Merger.
The Company’s future results will suffer if the Company does not effectively manage its expanded operations following the completion of the Merger.
Following the completion of the Merger, the size of the business of the Company will increase significantly beyond the current size of the Company’s business. The Company’s future success depends, in part, upon its ability to manage its expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.
The Merger may expose the Company to significant unanticipated liabilities that could adversely affect the Company’s business, financial condition and results of operations.
The Merger may expose the Company to significant unanticipated liabilities relating to the operation of Montpelier prior to the Merger. These liabilities could include tax, employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The Company may also incur liabilities or claims associated with its acquisition of Montpelier’s technology and intellectual property including claims of infringement. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on the Company’s business, financial condition and results of operations.
Montpelier’s counterparties may acquire certain rights in connection with the Merger that could negatively affect the Company following the Merger.
Montpelier is party to numerous contracts, treaties, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination or acceleration rights) in the event of a “change in control” of Montpelier or its subsidiaries. The definition of “change in control” varies from contract to contract, ranging from a narrow to a broad definition, and, in some cases, the “change in control” provisions may be implicated by the Merger. Such agreements include certain of Montpelier's letter of credit and revolving credit facilities (a termination of which may require cash collateralization of the outstanding letters of credit, prepayment of outstanding loans (including all accrued interest and fees thereon) and an inability to request new loans or letters of credit).
Specifically with regards to Montpelier’s reinsurance arrangements, many in-force reinsurance contracts contain such “change in control” provisions. In addition, many of these reinsurance contracts are annually renewable and whether or not they may be terminated in a change in control, reinsurance cedants may choose not to renew these contracts with the Company. Termination and failure to renew reinsurance agreements by contractual counterparties could result in a material adverse effect on the Company's business, financial condition and operating results.
Additionally, reinsurance cedants may be permitted to cancel contracts on a cut-off or run-off basis, and Montpelier may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute a contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is canceled on a cut-off basis, Montpelier may be required to return unearned premiums, net of commissions. In addition, contracts may provide cedants with multiple options, such as collateralization or commutation that would be triggered by a change in control. Collateral requirements may take the form of trust agreements or be funded by securities held or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves typically would be considered a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.

Whether a cedant would have cancellation rights in connection with the Merger depends upon the language of its agreement with Montpelier. Whether a cedant exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of the Company, the extent to which such cedant currently has reinsurance coverage with the Company’s affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and the Company’s ratings following the Merger. Neither the Company nor Montpelier can presently predict the effects, if any, if the Merger is deemed to constitute a change in control under certain of Montpelier's contracts and other arrangements, including the extent to which cancellation rights would be exercised, if at all, or the effect on the Company’s financial condition, results of operations, or cash flows following the Merger, but such effect could be material.
Each of the Company and Montpelier will be exposed to underwriting and other business risks during the period that each party’s business continues to be operated independently from the other.
Until the completion of the Merger, each of the Company and Montpelier will operate independently from the other in accordance with such party’s distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, Montpelier may assume risks that the Company would not have assumed for itself, accept premiums that, in the Company’s judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to the Company’s investment policies or otherwise make business decisions or take on exposure that, while consistent with Montpelier’s general business approach and practices, are not the same as those of the Company. Significant delays in completing the Merger will materially increase the risk that Montpelier will operate its business in a manner that differs from how the business would have been conducted by the Company.
The Company will face risks related to operating at Lloyd’s upon completion of the Merger.
Montpelier is currently operating an underwriting syndicate in Lloyd's. As a result, upon completion of the Merger the Company will face exposure to the risks facing syndicates operating at Lloyd's which include, but are not limited to, the following risks which, alone or in combination, could have an adverse effect on the Company's business, financial condition and results of operations:

•
having exposure to the Council of Lloyd's (the "Council") wide discretionary powers to regulate members of Lloyd's, including the Council's power to vary the method by which the capital solvency ratio is calculated;

•	being subject to increased capital requirements due to changes in regulation;

•	facing reputational issues arising from the actions of other Lloyd's syndicates;

•	being subject to potential changes in business strategy due to requirements of the Lloyd's Franchise Board (which is responsible for the day-to-day management of the Lloyd's market);

•
reduced underwriting capacity for the Company due to a reduction in the funds held in trust at Lloyd's (as a result of changes in the market value of investments or otherwise) to support underwriting activities;

•	being required to cease or reduce underwriting if Lloyd's fails to satisfy the FCA's and the PRA's annual solvency test in any given year;

•	having a reduced ability to trade in certain classes of business at current levels as a consequence of a downgrading of the Lloyd's market;

•	being subject to additional or special levies imposed by the Council; and

•
as a Lloyd's syndicate transacting certain types of business in the United States, being required by U.S. regulators to increase the level of funding required as minimum deposits for the protection of U.S. policyholders and, as a consequence, being required to make cash calls to meet claims payments and deposit funding obligations.

The Merger may result in a ratings downgrade of the Company or its operating subsidiaries.
Ratings with respect to claims-paying ability and financial strength are important factors in maintaining customer confidence in the Company and its ability to market insurance and reinsurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers. While the Company anticipates that its financial strength and claims-paying ratings will be affirmed subsequent to the closing of the Merger, there is no guarantee that such affirmations will occur. In connection with the completion of the Merger, any of these ratings agencies may reevaluate the Company’s ratings.
Following the Merger, any ratings downgrades, or the potential for ratings downgrades, of the Company or its operating subsidiaries could adversely affect the Company’s ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for the Company’s ordinary shares. For example, a downgrade may increase the Company’s cost of borrowing, may negatively impact the Company’s ability to raise additional debt capital, may negatively impact the Company’s ability to successfully compete in the marketplace and may negatively impact the willingness of counterparties to deal with the Company, each of which could have a material adverse effect on the business, financial condition and results of operations of the Company following the Merger and the market value of the Company’s ordinary shares. In addition, most of the reinsurance contracts of each of the Company’s and Montpelier’s reinsurance subsidiaries contain provisions that would allow ceding companies to terminate the contract or demand security following a downgrade in financial strength ratings below specified levels by one or more rating agencies. The Company cannot predict the extent to which this termination right would be exercised, if at all; however, the effect of such termination could have a significant and negative effect on the Company’s financial condition and results of operations following the Merger. Even in the absence of contractual provisions, numerous cedents and brokers prefer to secure coverage or assign preferential allocations to the highest rated reinsurers, and accordingly, any decrease in ratings could adversely affect the ability of the combined company to access the businesses it will seek to underwrite.
Following the Merger, the Company may require additional capital in the future, which may not be available to it on satisfactory terms as a result of the Merger, if at all.
Following the Merger, the Company will require liquidity to pay claims, fund its operating expenses, make interest and principal payments on its debt and pay dividends. Any future debt financing may not be available on terms that are favorable to the Company, if at all. Markets in the U.S., Europe and elsewhere have experienced extreme volatility and disruption in recent years due to financial stresses that affected the liquidity of the financial markets. These circumstances have at times reduced access to the public and private debt markets. If the Company cannot obtain adequate sources of financing on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
January 1, 2015 - January 31, 2015	—	$—	—	5,000,000
February 1, 2015 - February 28, 2015	—	$—	—	5,000,000
March 1, 2015 - March 31, 2015	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

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
2.1
Agreement and Plan of Merger, dated as of March 31, 2015, by and among Montpelier Re Holdings Ltd., Endurance Specialty Holdings Ltd. and Millhill Holdings Ltd., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2015.

10.1
Voting Agreement, dated as of March 31, 2015, by and among Endurance Specialty Holdings Ltd. and Charlesbank Equity Fund VII, Limited Partnership; CB Offshore Equity Fund VII, L.P.; CB Parallel Fund VII, Limited Partnership; Charlesbank Coinvestment Partners, Limited Partnership; and Charlesbank Equity Coinvestment Fund VII, Limited Partnership, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at March 31, 2015 (unaudited) and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	May 6, 2015	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	May 6, 2015	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)