Form 10-Q
period 2015-06-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2015-08-07
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended June 30, 2015,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of August 4, 2015
Ordinary Shares - $1.00 par value	65,851,598

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	JUNE 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, available for sale at fair value (amortized cost: $4,899,351 and $5,032,506 at June 30, 2015 and December 31, 2014, respectively)	$4,933,776	$5,092,581
Short-term investments, available for sale at fair value (amortized cost: $16,368 and $9,015 at June 30, 2015 and December 31, 2014, respectively)	16,366	9,014
Equity securities, available for sale at fair value (cost: $407,714 and $303,922 at June 30, 2015 and December 31, 2014, respectively)	420,411	331,368
Other investments	623,868	541,454
Total investments	5,994,421	5,974,417
Cash and cash equivalents	622,642	745,472
Premiums receivable, net	1,665,990	883,450
Insurance and reinsurance balances receivable	108,162	122,214
Deferred acquisition costs	296,568	207,368
Prepaid reinsurance premiums	668,964	354,940
Reinsurance recoverable on unpaid losses	785,472	670,795
Reinsurance recoverable on paid losses	157,287	218,291
Accrued investment income	25,118	27,183
Goodwill and intangible assets	150,296	153,405
Deferred tax asset	46,779	48,995
Net receivable on sales of investments	21,420	38,877
Other assets	172,162	199,375
Total assets	$10,715,281	$9,644,782
LIABILITIES
Reserve for losses and loss expenses	$3,833,525	$3,846,859
Reserve for unearned premiums	2,046,933	1,254,519
Deposit liabilities	13,376	15,136
Reinsurance balances payable	632,457	375,711
Debt	528,123	527,715
Net payable on purchases of investments	82,375	151,682
Other liabilities	275,586	287,978
Total liabilities	7,412,375	6,459,600
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares
Series A and B, total liquidation preference $430,000 (2014 - $430,000)	17,200	17,200
Common shares
Ordinary - 45,156,845 issued and outstanding (2014 - 44,765,153)	45,157	44,765
Additional paid-in capital	610,585	598,226
Accumulated other comprehensive income	36,965	76,706
Retained earnings	2,592,999	2,448,285
Total shareholders' equity	3,302,906	3,185,182
Total liabilities and shareholders' equity	$10,715,281	$9,644,782
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenues
Gross premiums written	$861,184	$689,425	$2,162,616	$1,846,940
Ceded premiums written	(302,101)	(177,998)	(838,579)	(536,808)
Net premiums written	559,083	511,427	1,324,037	1,310,132
Change in unearned premiums	(100,948)	(29,889)	(476,043)	(432,328)
Net premiums earned	458,135	481,538	847,994	877,804
Net investment income	32,252	39,302	74,113	80,292
Net realized and unrealized gains	9,680	3,411	27,869	8,283
Total other-than-temporary impairment losses	(424)	(198)	(1,073)	(309)
Portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net impairment losses recognized in earnings	(424)	(198)	(1,073)	(309)
Other underwriting income (loss)	1,389	(4,824)	3,795	(6,062)
Total revenues	501,032	519,229	952,698	960,008
Expenses
Net losses and loss expenses	239,122	259,196	411,058	436,092
Acquisition expenses	84,971	78,601	167,064	150,758
General and administrative expenses	54,965	58,312	109,855	117,813
Corporate expenses	12,634	28,143	24,902	41,848
Amortization of intangibles	1,579	1,623	3,178	3,240
Net foreign exchange losses	12,981	319	20,533	3,283
Interest expense	9,062	9,732	18,121	18,783
Total expenses	415,314	435,926	754,711	771,817
Income before income taxes	85,718	83,303	197,987	188,191
Income tax expense	(1,512)	(140)	(5,302)	(548)
Net income	84,206	83,163	192,685	187,643
Preferred dividends	(8,188)	(8,188)	(16,376)	(16,376)
Net income available to common and participating common shareholders	76,018	74,975	$176,309	$171,267
Comprehensive income
Net income	84,206	83,163	$192,685	$187,643
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income taxes of $2,825 and ($5,916) for the six months ended June 30, 2015 and 2014, respectively)	(66,979)	37,659	(42,490)	61,039
Foreign currency translation adjustments	26,163	8,998	2,705	12,223
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	44	45
Other comprehensive (loss) income	(40,794)	46,679	(39,741)	73,307
Comprehensive income	$43,412	$129,842	$152,944	$260,950
Per share data
Basic earnings per common share	$1.69	$1.68	$3.92	$3.84
Diluted earnings per common share	$1.68	$1.68	$3.91	$3.84
Dividend per common share	$0.35	$0.34	$0.70	$0.68
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Preferred shares
Balance, beginning and end of period	$17,200	$17,200
Common shares
Balance, beginning of period	44,765	44,369
Issuance of common shares, net of forfeitures	392	337
Balance, end of period	45,157	44,706
Additional paid-in capital
Balance, beginning of period	598,226	569,116
Issuance of common shares, net of forfeitures	569	900
Settlement of equity awards	(6,092)	(4,039)
Stock-based compensation expense	17,882	17,714
Balance, end of period	610,585	583,691
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	(7,628)	18,636
Foreign currency translation adjustments	2,705	12,223
Balance, end of period	(4,923)	30,859
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	86,100	45,950
Net unrealized holding (losses) gains arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	(42,490)	61,039
Balance, end of period	43,610	106,989
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,766)	(1,855)
Net change from current period hedging transactions, net of reclassification adjustment	44	45
Balance, end of period	(1,722)	(1,810)
Total accumulated other comprehensive income	36,965	136,038
Retained earnings
Balance, beginning of period	2,448,285	2,193,133
Net income	192,685	187,643
Dividends on preferred shares	(16,376)	(16,376)
Dividends on common shares	(31,595)	(30,360)
Balance, end of period	2,592,999	2,334,040
Total shareholders' equity	$3,302,906	$3,115,675
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Cash flows provided by operating activities
Net income	$192,685	$187,643
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	23,090	22,253
Amortization of other intangibles and depreciation	12,695	10,673
Net realized and unrealized gains	(27,869)	(8,283)
Net impairment losses recognized in earnings	1,073	309
Deferred taxes	5,041	4
Stock-based compensation expense	17,882	17,714
Equity in earnings of other investments	(15,958)	(24,326)
Premiums receivable, net	(782,540)	(711,660)
Insurance and reinsurance balances receivable	14,052	(7,028)
Deferred acquisition costs	(89,200)	(71,235)
Prepaid reinsurance premiums	(314,024)	(236,924)
Reinsurance recoverable on unpaid losses	(114,677)	(12,385)
Reinsurance recoverable on paid losses	61,004	18,526
Accrued investment income	2,065	(2,281)
Other assets	3,700	4,271
Reserve for losses and loss expenses	(13,334)	(38,866)
Reserve for unearned premiums	792,414	670,968
Deposit liabilities	(1,760)	2,529
Reinsurance balances payable	256,746	197,234
Other liabilities	404	531
Net cash flows provided by operating activities	23,489	19,667
Cash flows used in investing activities
Proceeds from sales of available for sale investments	2,501,712	2,060,744
Proceeds from maturities and calls on available for sale investments	294,966	284,656
Proceeds from the redemption of other investments	36,523	19,703
Purchases of available for sale investments	(2,833,981)	(2,345,876)
Purchases of other investments	(102,979)	(26,541)
Net settlements of other assets	31,881	14,174
Purchases of fixed assets	(15,048)	(25,706)
Net cash paid for subsidiary acquisition	(68)	(40)
Net cash flows used in investing activities	(86,994)	(18,886)
Cash flows used in financing activities
Issuance of common shares, net of forfeitures	817	1,128
Settlement of equity awards	(6,092)	(4,039)
Bridge facility costs paid	—	(4,750)
Proceeds from issuance of debt	728	373
Repayments and repurchases of debt	(435)	(244)
Dividends on preferred shares	(16,376)	(16,376)
Dividends on common shares	(31,543)	(30,343)
Net cash flows used in financing activities	(52,901)	(54,251)
Effect of exchange rate changes on cash and cash equivalents	(6,424)	8,647
Net decrease in cash and cash equivalents	(122,830)	(44,823)
Cash and cash equivalents, beginning of period	745,472	845,851
Cash and cash equivalents, end of period	$622,642	$801,028
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General
Endurance Specialty Holdings Ltd. ("Endurance Holdings" or the "Company") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating subsidiaries:

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

2.	Summary of significant accounting policies
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in Endurance Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K").
Certain comparative information has been reclassified to conform to current year presentation.
There were no material changes in the Company’s significant accounting and reporting policies subsequent to the filing of the 2014 Form 10-K.
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 should be applied retrospectively, and upon transition, applicable disclosures for a change in accounting principle shall be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"). The objective of ASU 2015-07 is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share. ASU 2015-07 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-07 should be applied retrospectively. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's consolidated financial statements.
In May 2015, the FASB issued ASU 2015-09, "Disclosures about Short-Duration Contracts" ("ASU 2015-09"). The objective of ASU 2015-09 is to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The guidance requires additional disclosures of claims development tables, frequency of reported claims, and history of claims duration. This information is required to be disaggregated so that useful information is not obscured by either the inclusion of a large amount of insignificant detail, or the aggregation of items that have significantly different characteristics. ASU 2015-09 is effective for public business entities in annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. ASU 2015-09 should be applied retrospectively. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's consolidated financial statements.

3.	Investments
Composition of Net Investment Income and of Invested Assets
The components of net investment income for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Available for sale investments	$31,705	$31,619	$63,922	$61,946
Other investments	3,570	10,785	15,958	24,327
Cash and cash equivalents	434	511	1,064	1,297
	35,709	42,915	$80,944	$87,570
Investment expenses	(3,457)	(3,613)	(6,831)	(7,278)
Net investment income	$32,252	$39,302	$74,113	$80,292
The following table summarizes the composition of the investment portfolio by investment type at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Type of Investment	Fair Value	Percentage	Fair Value	Percentage
Fixed maturity investments	$4,933,776	75.3%	$5,092,581	77.1%
Cash and cash equivalents(1)	561,687	8.6%	632,667	9.6%
Other investments(2)	623,868	9.5%	541,454	8.2%
Short-term investments	16,366	0.2%	9,014	0.1%
Equity securities	420,411	6.4%	331,368	5.0%
Total	$6,556,108	100.0%	$6,607,084	100.0%

(1)	Includes net receivable on sales of investments and net payable on purchases of investments.

(2)	Consists of investments in alternative funds and specialty funds.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the composition by investment rating of the fixed maturity and short-term investments at June 30, 2015 and December 31, 2014. In some cases, where bonds are unrated, the rating of the issuer has been applied.

	June 30, 2015		December 31, 2014
Ratings(1)	Fair Value	Percentage	Fair Value	Percentage
U.S. government and agencies securities	$483,511	9.8%	$587,411	11.5%
AAA / Aaa	1,168,977	23.6%	1,206,252	23.6%
AA / Aa	1,614,866	32.6%	1,717,343	33.7%
A / A	1,051,739	21.3%	1,045,301	20.5%
BBB	505,731	10.2%	427,018	8.4%
Below BBB	105,825	2.1%	96,244	1.9%
Not rated	19,493	0.4%	22,026	0.4%
Total	$4,950,142	100.0%	$5,101,595	100.0%

(1)
The credit rating for each security reflected above was determined based on the rating assigned to the individual security by Standard & Poor's Financial Services LLC ("Standard & Poor's"). If a rating is not supplied by Standard & Poor's, the equivalent rating supplied by Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Inc., or DBRS, Inc. is used.

Contractual maturities of the Company’s fixed maturity and short-term investments are shown below as of June 30, 2015 and December 31, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$145,833	$146,729	$126,921	$127,821
Due after one year through five years	1,513,058	1,516,820	1,627,154	1,632,259
Due after five years through ten years	435,077	434,624	474,959	479,138
Due after ten years	48,466	49,940	43,314	46,720
Residential mortgage-backed securities	1,062,261	1,076,732	1,149,536	1,175,006
Commercial mortgage-backed securities	992,858	1,003,518	960,598	979,419
Collateralized loan and debt obligations	325,750	327,642	247,510	248,011
Asset-backed securities	392,416	394,137	411,529	413,221
Total	$4,915,719	$4,950,142	$5,041,521	$5,101,595
In addition to the Company's fixed maturity, short-term and equity investments, the Company invests in (i) hedge funds and private investment funds that generally invest in senior secured bank debt, high yield credit, distressed debt, distressed real estate, derivatives, and equity long/short strategies ("alternative funds") and (ii) high yield loan funds ("specialty funds"). The Company's alternative funds and specialty funds are recorded on the Company's balance sheet as "other investments." At June 30, 2015 and December 31, 2014, the Company had invested, net of capital returned, a total of $452.7 million and $387.2 million, respectively, in other investments. At June 30, 2015 and December 31, 2014, the carrying value of other investments was $623.9 million and $541.5 million, respectively.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the composition and redemption restrictions of other investments as of June 30, 2015 and December 31, 2014:

June 30, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$458,681	$—	$81,153
Private investment funds	78,574	53,151	78,574
Total alternative funds	537,255	53,151	159,727
Specialty funds
High yield loan funds	86,613	—	—
Total specialty funds	86,613	—	—
Total other investments	$623,868	$53,151	$159,727

December 31, 2014	Market Value	Unfunded Commitments	Ineligible for Redemption in 2015
Alternative funds
Hedge funds	$411,280	$—	$10,580
Private investment funds	74,664	70,542	74,664
Total alternative funds	485,944	70,542	85,244
Specialty funds
High yield loan funds	55,510	—	—
Total specialty funds	55,510	—	—
Total other investments	$541,454	$70,542	$85,244
Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 82.3% of the hedge fund portfolio, with the remainder over the following two years.
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
High yield loan funds – There are generally no restrictions on the Company's right to redeem its interest in high yield loan funds with the exception of certain redemption frequency and notice requirements. The redemption frequency of these funds ranges from monthly to quarterly with notice periods from 30 to 90 days.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Net Realized and Unrealized Gains
Realized and unrealized gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized gains and the change in the fair value of investment-related derivative financial instruments for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains on investment sales	$14,647	$7,387	$37,313	$17,634
Gross realized losses on investment sales	(5,058)	(5,319)	(9,954)	(11,303)
Change in fair value of derivative financial instruments(1)	91	1,343	510	1,952
Net realized and unrealized gains	$9,680	$3,411	$27,869	$8,283

(1)	For additional information on the Company's derivative financial instruments, see Note 7.
Unrealized Gains and Losses and Other-Than-Temporary Impairments
The Company classifies its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses and non-credit other-than-temporary impairment (“OTTI”) losses on the Company’s securities classified as available for sale at June 30, 2015 and December 31, 2014 are as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(2)
Fixed maturity investments
U.S. government and agencies securities	$480,584	$5,285	$(2,358)	$483,511	$—
U.S. state and municipal securities	40,893	164	(520)	40,537	—
Foreign government securities	156,874	1,293	(534)	157,633	—
Government guaranteed corporate securities	30,167	434	(32)	30,569	—
Corporate securities	1,417,548	8,872	(6,923)	1,419,497	—
Residential mortgage-backed securities	1,062,261	19,786	(5,315)	1,076,732	(2,940)
Commercial mortgage-backed securities	992,858	15,152	(4,492)	1,003,518	—
Collateralized loan and debt obligations(1)	325,750	2,166	(274)	327,642	—
Asset-backed securities	392,416	2,069	(348)	394,137	—
Total fixed maturity investments	4,899,351	55,221	(20,796)	4,933,776	(2,940)
Short-term investments	16,368	—	(2)	16,366	—
Total fixed income investments	$4,915,719	$55,221	$(20,798)	$4,950,142	$(2,940)
Equity securities
Equity investments	$281,005	$16,678	$(6,331)	$291,352	$—
Emerging market debt funds	61,874	—	(1,837)	60,037	—
Convertible funds	46,331	2,240	—	48,571	—
Preferred equity investments	13,581	1,993	(46)	15,528	—
Short-term fixed income fund	4,923	—	—	4,923	—
Total equity securities	$407,714	$20,911	$(8,214)	$420,411	$—

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $15.2 million.

(2)
Represents total OTTI recognized in accumulated other comprehensive income. It does not include the change in fair value subsequent to the impairment measurement date. At June 30, 2015, the gross unrealized loss related to fixed income investments for which a non-credit OTTI was recognized in accumulated other comprehensive income was nil.

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
The following tables summarize, for all available for sale securities in an unrealized loss position at June 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
June 30, 2015	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(1,687)	$149,003	$(671)	$16,995	$(2,358)	$165,998
U.S. state and municipal securities	(520)	21,615	—	—	(520)	21,615
Foreign government securities	(413)	46,557	(121)	2,849	(534)	49,406
Government guaranteed corporate securities	(32)	3,300	—	—	(32)	3,300
Corporate securities	(6,428)	731,507	(495)	29,369	(6,923)	760,876
Residential mortgage-backed securities	(4,014)	344,126	(1,301)	52,474	(5,315)	396,600
Commercial mortgage-backed securities	(3,603)	324,191	(889)	35,150	(4,492)	359,341
Collateralized loan and debt obligations	(215)	95,946	(59)	27,618	(274)	123,564
Asset-backed securities	(208)	101,724	(140)	12,983	(348)	114,707
Total fixed maturity investments	(17,120)	1,817,969	(3,676)	177,438	(20,796)	1,995,407
Short-term investments	(2)	1,506	—	—	(2)	1,506
Total fixed income investments	$(17,122)	1,819,475	(3,676)	177,438	(20,798)	1,996,913
Equity securities
Equity investments	$(6,315)	$144,058	$(16)	$133	$(6,331)	$144,191
Emerging market debt funds	(1,837)	60,037	—	—	(1,837)	60,037
Preferred equity investments	(46)	2,917	—	—	(46)	2,917
Total equity securities	$(8,198)	$207,012	$(16)	$133	$(8,214)	$207,145

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive income at June 30, 2015.

As of June 30, 2015, 981 available for sale securities were in an unrealized loss position aggregating $29.0 million. Of those, 92 securities with aggregated unrealized losses of $3.7 million had been in a continuous unrealized loss position for twelve months or greater.

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
The analysis of OTTI for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total other-than-temporary impairment losses	$(424)	$(198)	$(1,073)	$(309)
Portion of loss recognized in other comprehensive (loss) income	—	—	—	—
Net impairment losses recognized in earnings	$(424)	$(198)	$(1,073)	$(309)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Of the $0.4 million (2014: $0.2 million) of OTTI losses recognized by the Company in the second quarter of 2015, the majority were related to fixed maturity investments and equity investments for which the Company has subsequently made a decision to sell. The increase in gross unrealized losses on the Company's fixed income investments at June 30, 2015 compared to December 31, 2014 was primarily due to an increase in interest rates and widening of credit spreads during the six months ended June 30, 2015. At June 30, 2015, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery; therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at June 30, 2015.
The following table provides a roll-forward of the amount related to credit losses for the Company's available for sale investments recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$(795)	$(1,520)	$(838)	$(1,553)
Addition for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Addition for the amount related to the credit loss for which an other-than-temporary impairment was previously recognized	—	—	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Reductions for securities sold during the period	39	79	82	112
Ending balance	$(756)	$(1,441)	$(756)	$(1,441)
Variable Interest Entities
Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristics of a controlling financial interest are referred to as variable interest entities ("VIE"). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.
The Company is involved in the normal course of business with VIEs primarily as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determined that it was not the primary beneficiary for any of these investments as of June 30, 2015. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Condensed Consolidated Balance Sheets and any unfunded investment commitments.

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

•
Other investments – Other investments are comprised of alternative funds and specialty funds and are generally priced on net asset values ("NAV") received from the fund managers or administrators. Due to the timing of the delivery of the final NAV by certain of the fund managers, valuations of certain alternative funds and specialty funds are estimated based on the most recently available information, including period end NAVs, period end estimates, or, in some cases, prior month or prior quarter NAVs. As this valuation technique incorporates both observable and significant unobservable inputs, the Company generally classifies the fair value of its other investments in Level 3.

•
Debt – Outstanding debt consists of the Company's 6.15% Senior Notes due October 15, 2015 and the 7.0% Senior Notes due July 15, 2034 (the "Senior Notes"). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of the Senior Notes are classified in Level 2.

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments and other financial instruments not described above approximated their fair values at June 30, 2015 and December 31, 2014.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company's available for sale investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at June 30, 2015:

	Fair Value Measurements at June 30, 2015
	Total at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$483,511	$34,235	$449,276	$—
U.S. state and municipal securities	40,537	—	40,537	—
Foreign government securities	157,633	—	157,633	—
Government guaranteed corporate securities	30,569	—	30,569	—
Corporate securities	1,419,497	—	1,417,048	2,449
Residential mortgage-backed securities	1,076,732	—	1,076,732	—
Commercial mortgage-backed securities	1,003,518	—	1,003,135	383
Collateralized loan and debt obligations	327,642	—	325,767	1,875
Asset-backed securities	394,137	—	394,137	—
Total fixed maturity investments	4,933,776	34,235	4,894,834	4,707
Equity securities
Equity investments	291,352	157,657	133,695	—
Emerging market debt funds	60,037	—	60,037	—
Convertible funds	48,571	—	48,571	—
Preferred equity investments	15,528	—	15,528	—
Short-term fixed income fund	4,923	4,923	—	—
Total equity securities	420,411	162,580	257,831	—
Short-term investments	16,366	—	16,366	—
Other investments	623,868	—	—	623,868
Other assets (see Note 7)	70,570	—	46,879	23,691
Total assets	$6,064,991	$196,815	$5,215,910	$652,266
Liabilities
Other liabilities (see Note 7)	$44,383	$—	$22,199	$22,184
Debt	596,902	—	596,902	—
Total liabilities	$641,285	$—	$619,101	$22,184
During the three months ended June 30, 2015, $0.2 million of asset-backed securities were transferred into Level 3 as no observable inputs were available, and $4.9 million of primarily asset-backed securities were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.
During the six months ended June 30, 2015, $2.0 million of collateralized debt and loan obligations and asset-backed securities were transferred into Level 3 as no observable inputs were available, and $9.2 million of primarily asset-backed and commercial mortgage-backed securities were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.

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
Level 3 assets represented 10.8% and 9.5% of the Company's total available for sale investments, other investments and derivative instruments at June 30, 2015 and December 31, 2014, respectively. Level 3 securities are primarily comprised of corporate securities, mortgage-backed securities, collateralized loan and debt obligations, asset-backed securities, investments in alternative and specialty funds, classified as other investments, and weather derivatives. The NAV used to measure the fair value of the Company's other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company's valuation techniques for the six months ended June 30, 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value at June 30, 2015 include assets of $23.7 million (2014 - $25.6 million) and liabilities of $22.2 million (2014 - $35.4 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
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
The Company's weather curves are determined by taking the average payouts for each transaction within its portfolio utilizing de-trended historical weather measurements. The Company's commodity curves are determined using historical market data scaled to currently observed market prices. The range of each unobservable input could vary based on the specific commodity, including, but not limited to natural gas, electricity, crude, liquids, temperature or precipitation. Due to the diversity of the portfolio, the range of unobservable inputs could be wide-spread as reflected in the below table on quantitative information.
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
Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative assets and liabilities classified in Level 3 that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative assets	$1,507	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$2,200	$10,600	Actual
			Commodity curve	$—	$14	Actual

	December 31, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$9,751	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(828)	$2,500	Actual
			Commodity curve	$—	$—	Actual
There were no impairment losses on Level 3 securities recognized in earnings for the three and six months ended June 30, 2015 or 2014.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$9,500	$575,974	$15,223	$600,697	$(17,385)
Total equity income and realized gains included in earnings	—	14,469	—	14,469	—
Total equity losses and losses included in earnings	(2)	(10,899)	—	(10,901)	—
Total income included in other underwriting income (loss)	—	—	3,499	3,499	7,806
Total loss included in other underwriting income (loss)	—	—	(4,152)	(4,152)	(3,691)
Change in unrealized gains included in other comprehensive (loss) income	18	—	—	18	—
Change in unrealized losses included in other comprehensive (loss) income	(64)	—	—	(64)	—
Purchases	—	63,658	—	63,658	—
Issues	—	—	9,121	9,121	(12,324)
Sales	(96)	(19,334)	—	(19,430)	—
Settlements	—	—	—	—	3,410
Transfers in to Level 3	237	—	—	237	—
Transfers out of Level 3	(4,886)	—	—	(4,886)	—
Level 3, end of period	$4,707	$623,868	$23,691	$652,266	$(22,184)

	Three Months Ended June 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$8,985	$621,914	$8,532	$639,431	$(13,448)
Total equity income and realized gains included in earnings	36	16,286	—	16,322	—
Total equity losses and losses included in earnings	—	(5,501)	—	(5,501)	—
Total income included in other underwriting income (loss)	—	—	11,241	11,241	12,622
Total loss included in other underwriting income (loss)	—	—	(11,722)	(11,722)	(12,177)
Change in unrealized gains included in other comprehensive (loss) income	89	—	—	89	—
Change in unrealized losses included in other comprehensive (loss) income	(36)	—	—	(36)	—
Purchases	—	21,867	—	21,867	—
Issues	—	—	2,941	2,941	(5,883)
Sales	(856)	(5,924)	—	(6,780)	—
Settlements	—	—	—	—	8,602
Transfers in to Level 3	2,886	—	—	2,886	—
Transfers out of Level 3	(1,589)	—	—	(1,589)	—
Level 3, end of period	$9,515	$648,642	$10,992	$669,149	$(10,284)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$12,290	$541,454	$25,615	$579,359	$(35,366)
Total equity income and realized gains included in earnings	113	35,018	—	35,131	—
Total equity losses and losses included in earnings	(11)	(19,060)	—	(19,071)	—
Total income included in other underwriting income (loss)	—	—	5,595	5,595	20,865
Total loss included in other underwriting income (loss)	—	—	(12,994)	(12,994)	(7,220)
Change in unrealized gains included in other comprehensive (loss) income	24	—	—	24	—
Change in unrealized losses included in other comprehensive (loss) income	(193)	—	—	(193)	—
Purchases	—	102,979	—	102,979	—
Issues	—	—	12,333	12,333	(18,748)
Sales	(310)	(36,523)	—	(36,833)	—
Settlements	—	—	(6,858)	(6,858)	18,285
Transfers in to Level 3	1,970	—	—	1,970	—
Transfers out of Level 3	(9,176)	—	—	(9,176)	—
Level 3, end of period	$4,707	$623,868	$23,691	$652,266	$(22,184)

	Six Months Ended June 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,328	$617,478	$14,038	$638,844	$(19,569)
Total equity income and realized gains included in earnings	53	35,472	—	35,525	—
Total equity losses and losses included in earnings	(26)	(11,146)	—	(11,172)	—
Total income included in other underwriting income (loss)	—	—	15,216	15,216	20,048
Total loss included in other underwriting income (loss)	—	—	(18,610)	(18,610)	(16,953)
Change in unrealized gains included in other comprehensive income (loss)	200	—	—	200	—
Change in unrealized losses included in other comprehensive income (loss)	(151)	—	—	(151)	—
Purchases	—	26,541	—	26,541	—
Issues	—	—	3,581	3,581	(7,163)
Sales	(1,040)	(19,703)	—	(20,743)	—
Settlements	—	—	(3,233)	(3,233)	13,353
Transfers in to Level 3	5,003	—	—	5,003	—
Transfers out of Level 3	(1,852)	—	—	(1,852)	—
Level 3, end of period	$9,515	$648,642	$10,992	$669,149	$(10,284)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings' ordinary shares (also referred to as "common shares") and participating common shares, which includes unvested restricted shares and restricted share units that receive cash dividends, according to dividends declared and participation rights in undistributed earnings. Net income available to common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company's common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common and participating common shareholders	$76,018	$74,975	$176,309	$171,267
Less amount allocated to participating common shareholders(1)	(2,273)	(2,212)	(5,237)	(4,988)
Net income allocated to common shareholders	73,745	72,763	$171,072	$166,279
Denominator:
Weighted average shares - basic	43,736,541	43,350,911	43,640,052	43,265,200
Share equivalents:
Options	150,384	—	148,204	283
Restricted shares and restricted share units	9,796	—	4,370	143
Weighted average shares - diluted	43,896,721	43,350,911	43,792,626	43,265,626
Basic earnings per common share	$1.69	$1.68	$3.92	$3.84
Diluted earnings per common share	$1.68	$1.68	$3.91	$3.84

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

5.     Earnings per share, cont'd.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.468750 per Series B preferred share on May 13, 2015 (2014 - Series A: $0.484375, Series B: $0.468750). The Series A and Series B preferred share dividends were paid on June 15, 2015 to shareholders of record on May 29, 2015. Endurance Holdings also declared a dividend of $0.35 per common share on May 20, 2015 (2014 - $0.34). The dividend was paid on June 30, 2015 to shareholders of record on June 16, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividends declared per Series A preferred share	$0.484375	$0.484375	$0.968750	$0.968750
Dividends declared per Series B preferred share	$0.468750	$0.468750	$0.937500	$0.937500
Dividends declared per common share	$0.35	$0.34	$0.70	$0.68

6.	Accumulated other comprehensive income
The following tables present the changes in accumulated other comprehensive income balances by component for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,744)	$110,589	$(31,086)	$77,759
Other comprehensive (loss) income before reclassifications	—	(57,671)	26,163	(31,508)
Amounts reclassified from accumulated other comprehensive income(1)	22	(9,308)	—	(9,286)
Net current period other comprehensive income (loss)	22	(66,979)	26,163	(40,794)
Ending balance	$(1,722)	$43,610	$(4,923)	$36,965
(1)All amounts are net of tax.

	For the Three Months Ended June 30, 2014
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,832)	69,330	$21,861	$89,359
Other comprehensive income before reclassifications	—	39,676	8,998	48,674
Amounts reclassified from accumulated other comprehensive income(1)	22	(2,017)	—	(1,995)
Net current period other comprehensive income	22	37,659	8,998	46,679
Ending balance	$(1,810)	$106,989	$30,859	$136,038
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the changes in accumulated other comprehensive income balances by component for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30, 2015
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	$86,100	$(7,628)	$76,706
Other comprehensive (loss) income before reclassifications	—	(16,937)	2,705	(14,232)
Amounts reclassified from accumulated other comprehensive income(1)	44	(25,553)	—	(25,509)
Net current period other comprehensive income (loss)	44	(42,490)	2,705	(39,741)
Ending balance	$(1,722)	$43,610	$(4,923)	$36,965
(1)All amounts are net of tax.

	For the Six Months Ended June 30, 2014
	Losses on cash flow hedges	Unrealized gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,855)	$45,950	$18,636	$62,731
Other comprehensive income before reclassifications	—	67,341	12,223	79,564
Amounts reclassified from accumulated other comprehensive income(1)	45	(6,302)	—	(6,257)
Net current period other comprehensive income	45	61,039	12,223	73,307
Ending balance	$(1,810)	$106,989	$30,859	$136,038
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the three months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(9,589)	Net realized and unrealized gains
	424	Net impairment losses recognized in earnings
	(9,165)	Total before income taxes
	(143)	Income tax benefit
	$(9,308)	Total net of income taxes

Three Months Ended June 30, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(2,068)	Net realized and unrealized gains
	198	Net impairment losses recognized in earnings
	(1,870)	Total before income taxes
	(147)	Income tax benefit
	$(2,017)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive income during the six months ended June 30, 2015 and 2014:

Six Months Ended June 30, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$44	Interest expense
	44	Total before income taxes
	—	Income tax expense
	$44	Total net of income taxes

Unrealized gains on available for sale securities	$(27,359)	Net realized and unrealized gains
	1,073	Net impairment losses recognized in earnings
	(26,286)	Total before income taxes
	733	Income tax expense
	$(25,553)	Total net of income taxes

Six Months Ended June 30, 2014
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$45	Interest expense
	45	Total before income taxes
	—	Income tax expense
	$45	Total net of income taxes

Unrealized gains on available for sale securities	$(6,331)	Net realized and unrealized gains
	309	Net impairment losses recognized in earnings
	(6,022)	Total before income taxes
	(280)	Income tax benefit
	$(6,302)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives
The Company regularly transacts in certain derivative-based weather risk management products primarily to address weather and energy risks on behalf of third parties. The markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Generally, the Company's current portfolio of such derivative contracts is of short duration and such contracts are predominantly seasonal in nature. The Company also invests a portion of its fixed maturity assets with third party investment managers with investment guidelines that permit the use of derivative instruments. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers.
The Company's derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized gains, net foreign exchange losses and other underwriting income (loss) in the Condensed Consolidated Statements of Income and Comprehensive Income.
The Company's derivatives are not designated as hedges under current accounting guidance.
The Company's objectives for holding these derivatives are as follows:
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
To-Be-Announced Mortgage-backed Securities ("TBAs") - to enhance investment performance and as part of overall investment strategy. TBAs represent commitments to purchase or sell a future issuance of agency mortgage-backed securities. For the period between purchase of a TBA and issuance of the underlying securities, the Company’s position is accounted for as a derivative.
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

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at June 30, 2015 and December 31, 2014 are shown below.

	June 30, 2015		December 31, 2014
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$91	$24,185	$651	$42,694
Credit default swaps	27	2,190	—	—
Interest rate swaps	98	1,900	—	—
Interest rate futures	3	54,348	7	7,595
TBAs	46,660	44,700	73,231	70,000
Energy and weather contracts	23,691	76,702	25,615	81,624
Total recorded in other assets	70,570		99,504
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$306	$26,895	$123	$20,945
Credit default swaps	1	2,099	—	—
Interest rate swaps	176	46,000	20	12,549
Interest rate swaptions	—	—	9	13,100
Interest rate futures	3	9,672	—	—
TBAs	21,713	20,700	18,820	18,000
Energy and weather contracts	22,184	130,539	35,366	135,050
Total recorded in other liabilities	44,383		54,338
Net derivative asset	$26,187		$45,166
At June 30, 2015, the Company's derivative assets of $70.6 million (December 31, 2014 - $99.5 million) and liabilities of $44.4 million (December 31, 2014 - $54.3 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. At June 30, 2015 and December 31, 2014, interest rate futures were not subject to a master netting agreement. At June 30, 2015 and December 31, 2014, none of the Company's derivative instruments were recorded on a net basis in the Condensed Consolidated Balance Sheets.
The gains and losses on the Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total included in net foreign exchange losses from foreign exchange forward contracts	$(343)	$(172)	$1,126	$(399)
Interest rate futures	(27)	115	95	135
Credit default swaps	9	14	9	14
Interest rate swaps	320	(316)	(235)	(1,081)
Interest rate swaptions	—	(1)	28	428
TBAs	(211)	1,531	613	2,456
Total included in net realized and unrealized gains	91	1,343	510	1,952
Total included in other underwriting income (loss) from energy and weather contracts	3,258	(40)	6,042	(299)
Total gains from derivatives	$3,006	$1,131	$7,678	$1,254

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans
The Company has a stock-based employee compensation plan, which provides the Company with the ability to grant options to purchase the Company's ordinary shares, share appreciation rights, restricted shares, restricted share units, share bonuses and other equity incentive awards to key employees.
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
Time-Based Restricted Shares
The Company has issued time-based restricted shares to employees and non-employee directors. Restricted shares granted to employees generally vest pro-rata over a four-year period. Restricted shares are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases where an employee meets certain retirement eligibility criteria that allow for continuing post-employment vesting of restricted shares, subject to compliance with certain non-competition obligations.
Restricted shares granted to non-employee directors vest twelve months following the date of grant and are forfeited upon departure of the non-employee director from the Board of Directors for any reason prior to the applicable vesting date.
The fair value of the restricted shares granted is equal to the fair market value of the Company's ordinary shares on the grant date. Compensation equal to the fair market value of the restricted shares at the measurement date is amortized and charged to income over the vesting period.
Restricted Share Units
The Company has issued restricted share units to employees in select jurisdictions where the issuance of restricted shares results in unfavorable tax treatment for employee recipients. Restricted share units granted to employees generally vest pro-rata over a four-year period. Restricted share units are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases where an employee meets certain retirement eligibility criteria that allow for continuing post-employment vesting of restricted shares, subject to compliance with certain non-competition obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
The fair value of the restricted share units granted is equal to the fair market value of the Company's ordinary shares on the grant date. Compensation equal to the fair market value of the restricted share units at the measurement date is amortized and charged to income over the vesting period.
Summary of Stock-Based Employee Compensation Activity
No options were granted, expired or exercised during the quarter ended June 30, 2015. No options were granted or expired during the quarter ended June 30, 2014. During the quarter ended June 30, 2014, 15,000 options were exercised. During the quarter ended June 30, 2015, 160,000 (2014 - 160,000) options vested. The total intrinsic value of options exercised during the quarter ended June 30, 2014 was $0.3 million. The Company received proceeds of $0.5 million from the exercise of options during the quarter ended June 30, 2014. The Company issued new ordinary shares in connection with the exercise of the above options. For the quarter ended June 30, 2015, compensation costs recognized in earnings for all options totaled $0.5 million (2014 - $0.9 million). At June 30, 2015, compensation costs not yet recognized related to unvested stock options was $1.6 million (2014 - $3.7 million).
No options were granted, expired or exercised during the six months ended June 30, 2015. No options were granted or expired during the six months ended June 30, 2014. During the six months ended June 30, 2014, 15,000 options were exercised. During the six months ended June 30, 2015, 160,000 (2014 - 160,000) options vested. The total intrinsic value of options exercised during the six months ended June 30, 2014 was $0.3 million. The Company received proceeds of $0.5 million from the exercise of options during the six months ended June 30, 2014. The Company issued new ordinary shares in connection with the exercise of the above options. For the six months ended June 30, 2015, compensation costs recognized in earnings for all options totaled $1.0 million (2014 - $2.0 million).
A summary of the restricted share and restricted share unit activity during the six months ended June 30, 2015, is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of period	1,290,894
Granted	504,352
Settled	(445,083)
Forfeited	(3,301)
Unvested, end of period	1,346,862
Outstanding, end of period	1,346,862	$88,489
During the quarter ended June 30, 2015, the Company granted an aggregate of 31,690 (2014 – 97,646) restricted shares and restricted share units under the 2007 Plan. The restricted shares and restricted share units granted had weighted average grant date fair values of $2.0 million (2014 - $5.1 million). During the quarter ended June 30, 2015, the aggregate fair value of restricted shares that vested was $7.8 million (2014 - $8.3 million). For the quarter ended June 30, 2015, compensation costs recognized in earnings for all restricted shares and restricted share units were $7.6 million (2014 - $6.6 million). At June 30, 2015, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $34.0 million (2014 - $31.8 million).
During the six months ended June 30, 2015, the Company granted an aggregate of 504,352 (2014 – 433,417) restricted shares and restricted share units under the 2007 Plan. The restricted shares and restricted share units granted had weighted average grant date fair values of $30.0 million (2014 - $22.7 million). During the six months ended June 30, 2015, the aggregate fair value of restricted shares and restricted share units that vested was $21.6 million (2014 - $18.5 million). For the six months ended June 30, 2015, compensation costs recognized in earnings for all restricted shares and restricted share units were $16.9 million (2014 - $15.8 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
Employee Share Purchase Plan
The Company also has an Employee Share Purchase Plan ("2005 Employee Share Purchase Plan" and subsequently "2015 Employee Share Purchase Plan") under which employees of Endurance Holdings and certain of its subsidiaries may purchase Endurance Holdings' ordinary shares. For the three and six months ended June 30, 2015, total expenses related to the Company’s Employee Share Purchase Plan were approximately $79,000 (2014 - $55,000) and $144,000 (2014 - $109,000), respectively.
The 2005 Employee Share Purchase Plan is scheduled to terminate in accordance with its terms on October 1, 2015. On February 26, 2015, the Compensation Committee of the Board of Directors of Endurance Holdings approved, subject to approval by the Company's shareholders, a new employee share purchase plan ("2015 Employee Share Purchase Plan"). At the Company's Annual General Meeting of Shareholders held on May 20, 2015, the 2015 Employee Share Purchase Plan was approved by the Company's shareholders. The Company ceased offering and issuing new shares under the 2005 Employee Share Purchase Plan on June 30, 2015 and began offering and issuing new shares under the 2015 Employee Share Purchase Plan after July 1, 2015.

9.	Segment reporting
The determination of the Company's business segments is based on how the Company monitors the performance of its underwriting operations. The Company has two reportable business segments, Insurance and Reinsurance, which are comprised of the following lines of business:
Insurance segment lines of business
•Agriculture
•Casualty and other specialty
•Professional lines
•Property, marine and energy
Reinsurance segment lines of business
•Catastrophe
•Property
•Casualty
•Professional lines
•Specialty
Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the net losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by the segments are allocated directly. Remaining general and administrative expenses not incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments. Ceded reinsurance and recoveries are recorded within the business segment to which they apply.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2015:

	Three Months Ended June 30, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$468,866	$392,318	$861,184
Ceded premiums written	(278,567)	(23,534)	(302,101)
Net premiums written	190,299	368,784	559,083
Net premiums earned	201,460	256,675	458,135
Other underwriting income	—	1,389	1,389
	201,460	258,064	459,524
Expenses
Net losses and loss expenses	145,483	93,639	239,122
Acquisition expenses	17,702	67,269	84,971
General and administrative expenses	28,567	26,398	54,965
	191,752	187,306	379,058
Underwriting income	$9,708	$70,758	80,466

Net investment income			32,252
Corporate expenses			(12,634)
Net foreign exchange losses			(12,981)
Net realized and unrealized gains			9,680
Net impairment losses recognized in earnings			(424)
Amortization of intangibles			(1,579)
Interest expense			(9,062)
Income before income taxes			$85,718

Net loss ratio	72.2%	36.5%	52.2%
Acquisition expense ratio	8.8%	26.2%	18.5%
General and administrative expense ratio	14.2%	10.3%	14.8%	(1)
Combined ratio	95.2%	73.0%	85.5%

Reserve for losses and loss expenses	$2,157,769	$1,675,756	$3,833,525
(1) General and administrative expense ratio includes general and administrative expenses and corporate expenses.

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
The following table provides a summary of segment revenues, results and reserves for losses and loss expenses for the three months ended June 30, 2014:

	Three Months Ended June 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$321,526	$367,899	$689,425
Ceded premiums written	(142,488)	(35,510)	(177,998)
Net premiums written	179,038	332,389	511,427
Net premiums earned	218,563	262,975	481,538
Other underwriting loss	—	(4,824)	(4,824)
	218,563	258,151	476,714
Expenses
Net losses and loss expenses	149,567	109,629	259,196
Acquisition expenses	15,128	63,473	78,601
General and administrative expenses	35,969	22,343	58,312
	200,664	195,445	396,109
Underwriting income	$17,899	$62,706	80,605

Net investment income			39,302
Corporate expenses			(28,143)
Net foreign exchange losses			(319)
Net realized and unrealized gains			3,411
Net impairment losses recognized in earnings			(198)
Amortization of intangibles			(1,623)
Interest expense			(9,732)
Income before income taxes			$83,303

Net loss ratio	68.5%	41.7%	53.8%
Acquisition expense ratio	6.9%	24.1%	16.3%
General and administrative expense ratio	16.4%	8.5%	18.0%	(1)
Combined ratio	91.8%	74.3%	88.1%

Reserve for losses and loss expenses	$2,143,921	$1,819,472	$3,963,393
(1) General and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended June 30, 2015 and 2014:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2015	2015	2014	2014
Insurance
Agriculture	$112,012	$22,677	$80,540	$45,826
Casualty and other specialty	146,056	65,302	108,030	56,475
Professional lines	96,736	43,443	74,650	29,846
Property, marine and energy	114,062	58,877	58,306	46,891
Total Insurance	468,866	190,299	321,526	179,038
Reinsurance
Catastrophe	139,833	122,305	158,372	123,411
Property	30,560	30,118	42,887	42,886
Casualty	48,132	48,132	30,875	30,868
Professional lines	134,241	134,241	84,117	84,117
Specialty	39,552	33,988	51,648	51,107
Total Reinsurance	392,318	368,784	367,899	332,389
Total	$861,184	$559,083	$689,425	$511,427

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,205,084	$957,532	$2,162,616
Ceded premiums written	(710,746)	(127,833)	(838,579)
Net premiums written	494,338	829,699	1,324,037
Net premiums earned	337,324	510,670	847,994
Other underwriting income	—	3,795	3,795
	337,324	514,465	851,789
Expenses
Net losses and loss expenses	219,995	191,063	411,058
Acquisition expenses	33,585	133,479	167,064
General and administrative expenses	57,409	52,446	109,855
	310,989	376,988	687,977
Underwriting income	$26,335	$137,477	163,812

Net investment income			74,113
Corporate expenses			(24,902)
Net foreign exchange losses			(20,533)
Net realized and unrealized gains			27,869
Net impairment losses recognized in earnings			(1,073)
Amortization of intangibles			(3,178)
Interest expense			(18,121)
Income before income taxes			$197,987

Net loss ratio	65.2%	37.4%	48.5%
Acquisition expense ratio	10.0%	26.1%	19.7%
General and administrative expense ratio	17.0%	10.3%	15.9%	(1)
Combined ratio	92.2%	73.8%	84.1%
(1) General and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$973,802	$873,138	$1,846,940
Ceded premiums written	(451,737)	(85,071)	(536,808)
Net premiums written	522,065	788,067	1,310,132
Net premiums earned	362,584	515,220	877,804
Other underwriting loss	—	(6,062)	(6,062)
	362,584	509,158	871,742
Expenses
Net losses and loss expenses	238,100	197,992	436,092
Acquisition expenses	27,389	123,369	150,758
General and administrative expenses	72,668	45,145	117,813
	338,157	366,506	704,663
Underwriting income	$24,427	$142,652	167,079

Net investment income			80,292
Corporate expenses			(41,848)
Net foreign exchange losses			(3,283)
Net realized and unrealized gains			8,283
Net impairment losses recognized in earnings			(309)
Amortization of intangibles			(3,240)
Interest expense			(18,783)
Income before income taxes			$188,191

Net loss ratio	65.7%	38.5%	49.6%
Acquisition expense ratio	7.6%	23.9%	17.2%
General and administrative expense ratio	20.0%	8.7%	18.2%	(1)
Combined ratio	93.3%	71.1%	85.0%
(1) General and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the six months ended June 30, 2015 and 2014:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2015	2015	2014	2014
Insurance
Agriculture	$628,928	$225,137	$608,434	$327,471
Casualty and other specialty	246,738	110,360	175,683	93,288
Professional lines	151,496	67,674	113,430	44,416
Property, marine and energy	177,922	91,167	76,255	56,890
Total Insurance	1,205,084	494,338	973,802	522,065
Reinsurance
Catastrophe	264,240	175,765	285,020	202,374
Property	156,260	153,567	209,300	209,208
Casualty	106,230	106,230	115,857	114,260
Professional lines	178,098	178,098	109,736	109,736
Specialty	252,704	216,039	153,225	152,489
Total Reinsurance	957,532	829,699	873,138	788,067
Total	$2,162,616	$1,324,037	$1,846,940	$1,310,132

10.	Commitments and contingencies
Concentrations of credit risk. The Company's reinsurance recoverables on paid and unpaid losses at June 30, 2015 and December 31, 2014 amounted to $942.8 million and $889.1 million, respectively. At June 30, 2015, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor's Corporation. At June 30, 2015 and December 31, 2014, the Company held collateral of $221.0 million and $199.7 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the six months ended June 30, 2015 and 2014, respectively:

Broker	2015	2014
Marsh & McLennan Companies, Inc.	26.6%	22.1%
Aon Benfield	16.2%	16.0%
Willis Companies	10.5%	11.8%
Total of largest brokers	53.3%	49.9%
Letters of credit. As of June 30, 2015, the Company had issued letters of credit of $192.4 million (December 31, 2014 – $209.9 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
Investment commitments. As of June 30, 2015 and December 31, 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $151.0 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2015 and December 31, 2014, the Company had also pledged $219.4 million and $240.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $192.4 million and $209.9 million, respectively, in letters of credit outstanding under its credit facilities and letter of credit reimbursement agreements. In addition, as of June 30, 2015 and December 31, 2014, cash and fixed maturity investments with fair values of $204.0 million and $205.2 million were on deposit with U.S. state regulators, respectively.
The Company is subject to certain commitments with respect to other investments at June 30, 2015 and December 31, 2014. See Note 3.
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
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at June 30, 2015 are as follows:

Twelve months ended June 30,	Amount
2016	$14,663
2017	14,111
2018	13,811
2019	13,251
2020	13,501
2021 and thereafter	28,570
$97,907
Total net lease expense under operating leases for the six months ended June 30, 2015 was $6.4 million (2014 – $8.2 million).
Legal proceedings. The Company is party to various legal proceedings generally arising in the normal course of its business. While any proceeding contains an element of uncertainty, the Company does not believe that the eventual outcome of any litigation or arbitration proceeding to which it is presently a party could have a material adverse effect on its financial condition or business. Pursuant to the Company's insurance and reinsurance agreements, disputes are generally required to be settled by arbitration.
See Note 11 for a description of the commitments and contingencies related to the Company's acquisition of Montpelier Re Holdings Ltd. ("Montpelier").

11.	Subsequent event
On March 31, 2015, the Company announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of the Company ("Merger Sub"), under which Endurance Holdings, through Merger Sub, acquired 100% of the outstanding common shares of Montpelier (the "Merger"). The Merger was completed on July 31, 2015 (the "Closing Date").
Prior to the closing of the Merger, Montpelier was a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. As of the close of trading on July 31, 2015, the common shares of Montpelier ceased trading. Montpelier, through its operating subsidiaries, was a provider of global property and casualty reinsurance and insurance products. The Merger is expected to increase the Company's breadth of distribution with the addition of a Lloyd's of London platform and a third-party capital insurance and reinsurance investment product business, as well as a property catastrophe business that complements the Company's existing reinsurance portfolio. The Company expects to achieve transaction synergies through costs savings and capital efficiencies.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Subsequent event, cont'd.
Purchase price
The Company's total purchase price for Montpelier at July 31, 2015 was calculated as follows:

Consideration paid by Endurance
Number of Montpelier common shares outstanding immediately prior to the closing of the Merger	43,827,753
Exchange ratio	0.472
Total Company ordinary shares	20,686,699
Company ordinary share closing price on July 31, 2015	$69.49
Total value of Company ordinary shares	$1,437,519
Fair value of restricted share units attributable to service period prior to merger date(1)	$33,327
Total consideration	$1,470,846

Special Dividend paid by Montpelier
Number of Montpelier common shares and restricted share units eligible for special dividend	45,611,810
Special dividend paid per Montpelier common share and restricted share unit	$9.89
Total special dividend consideration paid to Montpelier common shareholders	$451,101

Total consideration received by Montpelier common shareholders	$1,921,947
Less: Special Dividend paid by Montpelier	(451,101)
Net purchase price	$1,470,846
(1) Outstanding Montpelier restricted share units were assumed by the Company and adjusted as of the Closing Date to represent the right to receive 0.472 Endurance ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of Endurance ordinary shares. The fair value of the Montpelier restricted share units was determined based on the closing price of Endurance ordinary shares on the Closing Date. The resulting fair value of the restricted share units was apportioned as purchase consideration based on service provided to Montpelier as of the Closing Date with the remaining fair value of these restricted share units to be recognized prospectively over the restricted share units' remaining vesting period.
The Company incurred certain acquisition and integration costs associated with the Merger prior to the Closing Date. The Company has recorded $3.5 million and $4.5 million of these costs for the three and six months ended June 30, 2015, respectively. In addition, the Company was contractually obligated to pay investment banking fees of approximately $15.0 million upon closing of the Merger. The Company expects to incur additional costs and expenses associated with the Merger during 2015.
Due to the limited time subsequent to the acquisition date, the accounting for the Merger is not yet complete. The Company intends to include amounts recognized as of the acquisition date for the major classes of assets and liabilities assumed, pre-acquisition contingencies and goodwill in the Company's Quarterly Report on Form 10-Q for the third quarter of 2015.
The assets and liabilities acquired from Montpelier, the consideration paid to acquire Montpelier, as well as the results of Montpelier's operations are not reflected in the Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as of and for the three and six months ended June 30, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2015 of Endurance Specialty Holdings Ltd. ("Endurance Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K").
Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the section "Cautionary Statement Regarding Forward-Looking Statements" below for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in the 2014 Form 10-K and this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and has seven wholly-owned operating subsidiaries:

•	Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Endurance Reinsurance Corporation of America ("Endurance U.S. Reinsurance"), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited ("Endurance U.K."), domiciled in England;

•	Endurance American Insurance Company ("Endurance American"), domiciled in Delaware;

•	Endurance American Specialty Insurance Company ("Endurance American Specialty"), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions"), domiciled in Delaware; and

•	American Agri-Business Insurance Company ("American Agri-Business"), domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech").
The Company writes specialty lines of property and casualty insurance and reinsurance on a global basis and seeks to create a portfolio of specialty lines of business that are profitable and have limited correlation with one another. The Company's portfolio of specialty lines of business is organized into two business segments, Insurance and Reinsurance.
In the Insurance segment, the Company writes agriculture, casualty and other specialty, professional lines, and property, marine and energy insurance. In the Reinsurance segment, the Company writes catastrophe, property, casualty, professional lines and specialty reinsurance.
The Company's Insurance and Reinsurance segments both include property related coverages which provide insurance or reinsurance of an insurable interest in tangible property for property loss, damage or loss of use. In addition, the Company's Insurance and Reinsurance segments include various casualty insurance and reinsurance coverages which are primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting from such injuries.
Montpelier Acquisition
On March 31, 2015, the Company announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier Re Holdings Ltd. ("Montpelier") and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of the Company ("Merger Sub"), under which Endurance Holdings, through Merger Sub, acquired 100% of the outstanding common shares of Montpelier (the "Merger"). The Merger was completed on July 31, 2015.
Prior to the closing of the Merger, Montpelier was a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. As of the close of trading on July 31, 2015, the common shares of Montpelier ceased trading. Montpelier, through its operating subsidiaries, was a provider of global property and casualty reinsurance and insurance products. The Merger is expected to increase the Company's breadth of distribution with the addition of a Lloyd's of

London platform and a third-party capital insurance and reinsurance investment product business, as well as a property catastrophe business that complements the Company's existing reinsurance portfolio. The Company expects to achieve transaction synergies through costs savings and capital efficiencies.
The aggregate consideration for the Merger consisted of the issuance of 20.7 million Endurance Holdings common shares valued at $1.4 billion, $33.3 million fair value of restricted share units assigned as purchase consideration, and $451.1 million of cash. The cash consideration was funded through a dividend of $9.89 per Montpelier common share paid by Montpelier to its common shareholders prior to the closing of the Merger.
Endurance Holdings has appointed three of Montpelier's directors to its Board of Directors. For additional information on the Merger, see the section "Liquidity and Capital Resources, Impact of Montpelier Acquisition on Liquidity and Capital Resources".
Application of Critical Accounting Estimates
The Company's condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. For a detailed discussion of the Company's critical accounting estimates, please refer to the 2014 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. There were no material changes in the application of the Company's critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and the Audit Committee of the Board of Directors.

Consolidated Results of Operations – For the Three Months Ended June 30, 2015 and 2014
Results of operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$861,184	$689,425	24.9%
Ceded premiums written	(302,101)	(177,998)	69.7%
Net premiums written	559,083	511,427	9.3%
Net premiums earned	458,135	481,538	(4.9)%
Net investment income	32,252	39,302	(17.9)%
Net realized and unrealized gains	9,680	3,411	183.8%
Net impairment losses recognized in earnings	(424)	(198)	114.1%
Other underwriting income (loss)	1,389	(4,824)	NM(2)
Total revenues	501,032	519,229	(3.5)%
Expenses
Net losses and loss expenses	239,122	259,196	(7.7)%
Acquisition expenses	84,971	78,601	8.1%
General and administrative expenses	54,965	58,312	(5.7)%
Corporate expenses	12,634	28,143	(55.1)%
Amortization of intangibles	1,579	1,623	(2.7)%
Net foreign exchange losses	12,981	319	NM(2)
Interest expense	9,062	9,732	(6.9)%
Income tax expense	1,512	140	NM(2)
Net income	$84,206	$83,163	1.3%
Net loss ratio	52.2%	53.8%	(1.6)
Acquisition expense ratio	18.5%	16.3%	2.2
General and administrative expense ratio(3)	14.8%	18.0%	(3.2)
Combined ratio	85.5%	88.1%	(2.6)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.
Premiums
Gross premiums written in the three months ended June 30, 2015 were $861.2 million, an increase of $171.8 million, or 24.9%, compared to the same period in 2014. Net premiums written in the three months ended June 30, 2015 were $559.1 million, an increase of $47.7 million, or 9.3% compared to the same period in 2014. The increase in gross and net premiums written was driven by the following factors:

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

•	An increase in gross premiums written in the agriculture line of business in the Insurance segment due to growth in policy counts and increased demand for insurance from our clients;

•
An increase in gross premiums written in the professional line of business in the Reinsurance segment due primarily to new business generated by new underwriting teams that joined the Company in late 2013 and increased renewals;

•	An increase in gross premiums written in the casualty line of business in the Reinsurance segment due to increased premiums on renewal business and new business written;

•	A decline in gross premiums written in the catastrophe line of business in the Reinsurance segment due to non-renewal of policies that no longer met profitability targets and declines in rates;

•	A decline in gross premiums written in the specialty line of business in the Reinsurance segment as a result of premium adjustments and increased ceding company retentions;

•	A decline in gross premiums written in the property line of business in the Reinsurance segment due to premium adjustments, partially offset by new business; and

•
An increase in ceded premiums written by the Company during the quarter ended June 30, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment’s business for 2015 combined with additional quota share covers and the purchase of excess of loss coverage on the agriculture line of business. In the Reinsurance segment, ceded premiums written decreased due to timing differences in the Company's purchases of aggregate excess of loss retrocessional protection within the catastrophe line of business, partially offset by additional proportional retrocessional coverage purchased on the specialty lines of business.

Net premiums earned for the three months ended June 30, 2015 were $458.1 million, a decrease of $23.4 million, or 4.9%, from the second quarter of 2014 due to the increase in ceded premiums written. The decline in earned premiums is a result of the increase in the amount of reinsurance purchased by the Company over the last year partially offset by overall growth in gross premiums.
Net Investment Income
The Company's net investment income of $32.3 million decreased by 17.9%, or $7.1 million, for the quarter ended June 30, 2015 as compared to the same period in 2014. This decline resulted primarily from a decrease in mark to market gains on other investments, comprised of alternative funds and specialty funds, during the quarter ended June 30, 2015. Net investment income during the second quarter of 2015 included net mark to market gains of $3.6 million on other investments as compared to mark to market gains of $10.8 million in the second quarter of 2014. Net investment income generated from the Company's available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $0.1 million for the three months ended June 30, 2015 compared to the same period in 2014. Investment expenses, including investment management fees, for the three months ended June 30, 2015 were $3.5 million compared to $3.6 million for the same period in 2014.
The annualized net earned yield and total return of the investment portfolio for the three months ended June 30, 2015 and 2014 and the market yield and portfolio duration as of June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
Annualized net earned yield(1)	1.99%	2.47%
Total return on investment portfolio(2)	(0.07)%	1.52%
Market yield(3)	2.13%	1.63%
Portfolio duration(4)	3.08 years	2.88 years

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
During the second quarter of 2015, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 37 basis point range, with a high of 1.15% and a low of 0.78%. Trading activity in the Company’s portfolio during the second quarter included reductions in residential mortgage-backed securities, foreign government bonds, municipal securities, government and agency guaranteed debt securities, and asset-backed securities, and increased allocations to equity securities, other investments, U.S. government and government agencies securities, collateralized obligations, short-term investments, and corporate debt securities. The duration of fixed income investments increased slightly to 3.08 years at June 30, 2015 from 2.91 years at December 31, 2014.

Net Realized and Unrealized Gains
The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the three months ended June 30, 2015 were $1,101.7 million compared to $950.1 million during the same period a year ago. Net realized gains increased during the three months ended June 30, 2015 compared to the same period in 2014 due largely to the repositioning of the Company's portfolio of equity securities.
Gross realized investment gains and losses and the change in the fair value of derivative financial instruments for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$14,647	$7,387
Gross realized losses on investment sales	(5,058)	(5,319)
Change in fair value of derivative financial instruments	91	1,343
Net realized and unrealized gains	$9,680	$3,411
Net impairment losses recognized in earnings for the three months ended June 30, 2015 and 2014 were $0.4 million and $0.2 million, respectively.
Net Foreign Exchange Losses
For the three months ended June 30, 2015, the Company re-measured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $13.0 million compared to a net foreign exchange loss of $0.3 million for the same period of 2014. The current period net foreign exchange loss resulted partly from sales of invested assets that yielded realized foreign exchange losses recognized in net income which had previously been recognized as unrealized foreign exchange losses in other comprehensive (loss) income. Foreign exchange losses in the current period also resulted from the impact of U.S. dollar strengthening against the Japanese Yen and weakening against other key currencies as applied against the Company's net exposures during the three months ended June 30, 2015. In the prior year, the net foreign exchange loss resulted from the offsetting impacts of the U.S. dollar generally weakening against the key global currencies and British Sterling strengthening applied against the Company's operations that use the U.S. dollar and British Sterling as base currencies.
Net Losses and Loss Expenses
The Company's net loss ratio for the three months ended June 30, 2015 decreased compared to the same period in 2014. The improvement in the net loss ratio was due to increased favorable prior year reserve development, primarily in the casualty and catastrophe lines of business in the Reinsurance segment. This improvement was partially offset by an increase in the current accident year loss ratios in the property, marine and energy line of business in the Insurance segment as a result of two large energy losses and the casualty line of business in the Reinsurance segment for the second quarter of 2015 compared to 2014.
Favorable prior year loss reserve development was $58.8 million for the second quarter of 2015 compared to $54.2 million during the same period in 2014. In the second quarter of 2015, prior year loss reserves emerged favorably across all lines of business in both the Insurance and Reinsurance segments. In the Insurance segment, favorable reserve development in the second quarter of 2015 was lower than the second quarter of 2014 across the agriculture, professional, and property, marine and energy lines of business, partially offset by higher favorable reserve development in the casualty and other specialty line of business. Favorable reserve development in the Reinsurance segment was higher than in 2014, with increased favorable reserve development in the catastrophe, casualty and professional lines of business, offset by decreased favorable reserve development in the property and specialty lines of business.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the three months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
April 2015	Windstorms in the United States	$6.6	April 2014	Windstorms in the United States	$7.3
May 2015	Windstorms in the United States	3.2	May 2014	Windstorms in the United States	3.8
	Other loss events in 2015	0.1	June 2014	Windstorms in the United States	3.5
			June 2014	Windstorm Ela	9.3
				Other loss events in 2014	2.6
		$9.9			$26.5
For the three months ended June 30, 2015, natural catastrophe related losses added 2.3 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 5.8 percentage points in the same period in 2014. For the three months ended June 30, 2015, two large energy losses were incurred in the property, marine and energy line of business in the Insurance segment, which increased the net loss ratio in the current quarter by 3.9 percentage points.
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
Acquisition Expenses
The acquisition expense ratio for the three months ended June 30, 2015 was higher than the same period in 2014 primarily due to growth in net earned premiums in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the agriculture insurance and catastrophe reinsurance lines of business, which incur a lower than average acquisition expense rate.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the second quarter of 2015 decreased by 3.2 percentage points compared to the same period in 2014 due to increased ceding commission reimbursements as a result of additional purchases of reinsurance. This decrease was partially offset by an increase in personnel costs associated with the addition of new underwriting teams added over the past year and increased annual incentive costs associated with improved year to date corporate operating results. At June 30, 2015, the Company had a total of 1,019 employees compared to 948 employees at June 30, 2014.
Income Tax Expense
The Company recorded a tax expense for the quarter ended June 30, 2015 of $1.5 million compared to a tax expense of $0.1 million for the quarter ended June 30, 2014. The increase in tax expense in 2015 resulted from income recorded at the Company's United States taxable jurisdictions.
Net Income
The Company generated net income of $84.2 million in the three months ended June 30, 2015 compared to net income of $83.2 million in the same period of 2014 primarily due to a reduction in losses incurred, lower general and administrative and corporate expenses and increased net realized and unrealized gains, partially offset by reductions in net premiums earned, increased foreign exchange losses, lower net investment income and higher acquisition and tax expenses in the current period compared to 2014.

Consolidated Results of Operations – For the Six Months Ended June 30, 2015 and 2014
Results of operations for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,162,616	$1,846,940	17.1%
Ceded premiums written	(838,579)	(536,808)	56.2%
Net premiums written	1,324,037	1,310,132	1.1%
Net premiums earned	847,994	877,804	(3.4)%
Net investment income	74,113	80,292	(7.7)%
Net realized and unrealized gains	27,869	8,283	236.5%
Net impairment losses recognized in earnings	(1,073)	(309)	247.2%
Other underwriting income (loss)	3,795	(6,062)	NM(2)
Total revenues	952,698	960,008	(0.8)%
Expenses
Losses and loss expenses	411,058	436,092	(5.7)%
Acquisition expenses	167,064	150,758	10.8%
General and administrative expenses	109,855	117,813	(6.8)%
Corporate expenses	24,902	41,848	(40.5)%
Amortization of intangibles	3,178	3,240	(1.9)%
Net foreign exchange losses	20,533	3,283	NM(2)
Interest expense	18,121	18,783	(3.5)%
Income tax expense	5,302	548	NM(2)
Net income	$192,685	$187,643	2.7%
Net loss ratio	48.5%	49.6%	(1.1)
Acquisition expense ratio	19.7%	17.2%	2.5
General and administrative expense ratio(3)	15.9%	18.2%	(2.3)
Combined ratio	84.1%	85.0%	(0.9)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.
Premiums
Gross premiums written in the six months ended June 30, 2015 were $2,162.6 million, an increase of $315.7 million, or 17.1%, compared to the same period in 2014. Net premiums written in the six months ended June 30, 2015 were $1,324.0 million, an increase of $13.9 million, or 1.1%, compared to the same period in 2014. The increase in gross and net premiums written was driven by the following factors:

•
An increase in gross premiums written in the property, marine and energy line of business in the Insurance segment, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K.;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including excess casualty and various professional liability coverages, as a result of the expansion of the Company's Insurance underwriting personnel over the last twelve months;

•	An increase in gross premiums written in the agriculture line of business in the Insurance segment due to growth in policy counts and increased demand for insurance from our clients;

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment as a result of new international marine and international agriculture business written by new underwriting teams that joined the Company in 2014, partially offset by increased ceding company retentions and premium adjustments;

•
An increase in gross premiums written in the professional line of business in the Reinsurance segment due primarily to new business generated by new underwriting teams that joined the Company in late 2013 and increased renewals;

•
A decline in gross premiums written in the property line of business in the Reinsurance segment due to non-renewal of policies that no longer met profitability targets, increased ceding company retentions and premium adjustments, partially offset by new business;

•	A decline in gross premiums written in the catastrophe line of business in the Reinsurance segment due to non-renewal of policies that no longer met profitability targets and declines in rates;

•
A decline in gross premiums written in the casualty line of business in the Reinsurance segment due to non-renewal of policies from continued restructuring and certain contracts that were extended and are scheduled to expire and renew later in the year, partially offset by increased premiums on renewal business and new business written; and

•
An increase in ceded premiums written by the Company during the six months ended June 30, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment's business for 2015 combined with additional quota share covers and the purchase of excess of loss coverage on the agriculture line of business. In the Reinsurance segment, ceded premiums written increased as the Company purchased increased levels of protection, including excess of loss coverage within the catastrophe line of business, and additional proportional retrocessional coverage on both the catastrophe and specialty lines of business.

Net premiums earned for the six months ended June 30, 2015 were $848.0 million, a decrease of $29.8 million, or 3.4%, from the six months ended June 30, 2014 principally due to the increase in ceded premiums written.
Net Investment Income
The Company's net investment income of $74.1 million decreased by 7.7%, or $6.2 million, for the six months ended June 30, 2015 as compared to the same period in 2014. This decline resulted primarily from a decrease in mark to market gains on other investments, comprised of alternative funds and specialty funds, during the six months ended June 30, 2015. Net investment income during the first six months of 2015 included net mark to market gains of $16.0 million on other investments as compared to mark to market gains of $24.3 million in the first six months of 2014. Net investment income generated from the Company's available for sale investments, which consist of fixed maturity investments, short-term investments and equity securities, increased by $2.0 million for the six months ended June 30, 2015 compared to the same period in 2014. Investment expenses, including investment management fees, for the six months ended June 30, 2015 were $6.8 million compared to $7.3 million for the same period in 2014.
The annualized net earned yield and total return on the investment portfolio for the six months ended June 30, 2015 and 2014 and the market yield and portfolio duration as of June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Annualized net earned yield(1)	2.29%	2.52%
Total return on investment portfolio(2)	0.81%	2.78%
Market yield(3)	2.13%	1.63%
Portfolio duration(4)	3.08 years	2.88 years

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

(4)	Includes only cash and cash equivalents and fixed income investments held by the Company's investment managers.
During the six months ended June 30, 2015, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 44 basis point range, with a high of 1.15% and a low of 0.71%. Trading activity in the Company's portfolio for the six months ended June 30, 2015 included reductions in U.S. government and government agencies securities, residential mortgage-backed securities, foreign government bonds, asset-backed securities, and government and agency guaranteed corporate securities, and increased allocations to equity securities, other investments, collateralized obligations, corporate securities, commercial mortgage-backed securities and short-term investments.

Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as available for sale during the six months ended June 30, 2015 were $2,501.7 million compared to $2,060.7 million during the same period a year ago. Net realized investment gains increased during the six months ended June 30, 2015 compared to the same period in 2014 largely due to the repositioning of the Company's portfolio of equity securities.
Gross realized investment gains and losses and the change in the fair value of derivative financial instruments for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$37,313	$17,634
Gross realized losses on investment sales	(9,954)	(11,303)
Change in fair value of derivative financial instruments	510	1,952
Net realized and unrealized gains	$27,869	$8,283
Net impairment losses recognized in earnings for the six months ended June 30, 2015 and 2014 were $1.1 million and $0.3 million, respectively.
Net Foreign Exchange Losses
For the six months ended June 30, 2015, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $20.5 million compared to a net foreign exchange loss of $3.3 million for the same period in 2014. The current period net foreign exchange loss resulted principally from a decrease in the value of net asset positions in key foreign currencies as the U.S. dollar strengthened generally in the six months ended June 30, 2015. Additionally, sales of invested assets yielded realized foreign exchange losses recognized in net income which had previously been recognized as unrealized foreign exchange losses in other comprehensive (loss) income. In the prior year, the net foreign exchange loss was primarily incurred in the first quarter and resulted from offsetting exposures across the Company as the U.S. dollar weakened against the Japanese Yen and Australian dollar, revaluing net liability balances in those currencies higher.
Net Losses and Loss Expenses
The Company's net loss ratio for the six months ended June 30, 2015 decreased compared to the same period in 2014, principally as a result of increased favorable prior year reserve development primarily in the casualty and professional lines of business in the Reinsurance segment and casualty and other line of the Insurance segment together with lower recorded natural catastrophe losses. This improvement was partially offset by an increase in the current accident year loss ratio in the Insurance segment from two large energy losses experienced in the property, marine and energy line of business.
Favorable prior year loss reserve development was $116.0 million for the six months ended June 30, 2015 as compared to $104.5 million for the same period in 2014. In the six months ended June 30, 2015 and 2014, prior year loss reserves emerged favorably across all lines of the Insurance and Reinsurance segments. Favorable reserve development in the six months ended June 30, 2015 was higher than the six months ended June 30, 2014 in the Insurance segment due primarily to lower than expected reported losses in the casualty and other specialty line of business. Favorable reserve development in the six months ended June 30, 2015 was higher than the six months ended June 30, 2014 in the Reinsurance segment due primarily to lower than expected reported losses in the casualty and professional lines of business.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the six months ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2015	Winter storm in the United States	$7.2	February 2014	Windstorm in Japan	$4.7
April 2015	Windstorm in the United States	6.6	April 2014	Windstorms in the United States	7.3
May 2015	Windstorm in the United States	3.2	May 2014	Windstorms in the United States	3.8
			June 2014	Windstorms in the United States	3.5
			June 2014	Windstorm Ela	9.3
		$17.0			$28.6
For the six months ended June 30, 2015, catastrophe related losses added 2.1 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 3.4 percentage points in the same period in 2014. For the six months ended June 30, 2015, two large energy losses were incurred in the property, marine and energy line of business in the Insurance segment, which increased the net loss ratio in the period by 2.1 percentage points.
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
Acquisition Expenses
The acquisition expense ratio for the six months ended June 30, 2015 was higher than the same period in 2014 primarily due to growth in net premiums earned in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in net premiums earned in the agriculture line of business in the Insurance segment and the catastrophe line of business in the Reinsurance segment, which incur lower than average acquisition expenses.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the six months ended June 30, 2015 decreased by 2.3 percentage points compared to the same period in 2014 primarily due to increased ceding commission reimbursements as a result of additional purchases of reinsurance during the current year. This decrease was partially offset by an increase in personnel costs associated with the addition of new underwriting teams and increased annual incentive compensation expenses associated with improved year to date corporate results.
Income Tax Expense
The Company recorded a tax expense for the six months ended June 30, 2015 of $5.3 million compared to a tax expense of $0.5 million for the same period in 2014. The increase in tax expense in 2015 resulted from income recorded at the Company's United States taxable jurisdictions.
Net Income
The Company generated net income of $192.7 million for the six months ended June 30, 2015 compared to net income of $187.6 million in the same period of 2014 primarily due to a reduction in losses incurred, reduced general and administrative and corporate expenses, and increased net realized and unrealized gains, partially offset by reduced net premiums earned, higher net foreign exchange losses, higher acquisition expenses and reduced investment income.

Reserve for Losses and Loss Expenses
As of June 30, 2015, the Company had accrued losses and loss expense reserves of $3.8 billion (December 31, 2014 - $3.8 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the six months ended June 30, 2015 and 2014, the Company’s net paid losses and loss expenses were $527.2 million and $497.2 million, respectively.
As more fully described under "Reserving Process" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K, the Company incorporates a variety of actuarial methods and judgments in its reserving process. Two key inputs in the various actuarial methods employed by the Company are initial expected loss ratios and expected loss reporting patterns. These key inputs impact the potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company's business segments. The Company's loss and loss expense reserves consider and reflect, in part, deviations resulting from differences between expected loss and actual loss reporting as well as judgments relating to the weights applied to the reserve levels indicated by the actuarial methods. Expected loss reporting patterns are based upon internal and external historical data and assumptions regarding claims reporting trends over a period of time that extends beyond the Company's own operating history.
Differences between actual reported losses and expected losses are anticipated to occur in any individual period and such deviations may influence future initial expected loss ratios and/or expected loss reporting patterns as the recent actual experience becomes part of the historical data utilized as part of the ongoing reserve estimation process. The Company has demonstrated the impact of changes in the speed of the loss reporting patterns, as well as changes in the expected loss ratios, within the table under the heading "Potential Variability in Reserves for Losses and Loss Expenses" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.
Losses and loss expenses for the three and six months ended June 30, 2015 are summarized as follows:

	Incurred related to:
Three Months Ended June 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$87,131	$(1,547)	$85,584
Casualty and other specialty	32,482	(16,663)	15,819
Professional lines	17,611	(119)	17,492
Property, marine and energy	26,834	(246)	26,588
Total Insurance	164,058	(18,575)	145,483
Reinsurance:
Catastrophe	16,434	(13,385)	3,049
Property	31,903	(579)	31,324
Casualty	24,504	(12,739)	11,765
Professional lines	30,100	(6,212)	23,888
Specialty	30,959	(7,346)	23,613
Total Reinsurance	133,900	(40,261)	93,639
Totals	$297,958	$(58,836)	$239,122

	Incurred related to:
Six Months Ended June 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$121,696	$(1,155)	$120,541
Casualty and other specialty	59,885	(35,373)	24,512
Professional lines	34,976	(239)	34,737
Property, marine and energy	42,709	(2,504)	40,205
Total Insurance	259,266	(39,271)	219,995
Reinsurance:
Catastrophe	27,701	(15,621)	12,080
Property	69,651	(9,016)	60,635
Casualty	53,819	(19,166)	34,653
Professional lines	56,888	(17,335)	39,553
Specialty	59,727	(15,585)	44,142
Total Reinsurance	267,786	(76,723)	191,063
Totals	$527,052	$(115,994)	$411,058
Losses and loss expenses for the three and six months ended June 30, 2015 included $58.8 million and $116.0 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2015 benefited the Company's reported net loss ratios by approximately 12.8 and 13.7 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the six months ended June 30, 2015 in all lines of business within the Insurance and Reinsurance segments.
For the three and six months ended June 30, 2015, the Company did not materially alter the key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Losses and loss expenses for the three and six months ended June 30, 2014 are summarized as follows:

	Incurred related to:
Three Months Ended June 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$113,873	$(2,188)	$111,685
Casualty and other specialty	33,823	(12,226)	21,597
Professional lines	16,504	(3,991)	12,513
Property, marine and energy	7,415	(3,643)	3,772
Total Insurance	171,615	(22,048)	149,567
Reinsurance:
Catastrophe	23,620	(7,713)	15,907
Property	43,629	(9,502)	34,127
Casualty	28,457	(2,821)	25,636
Professional lines	20,965	(2,551)	18,414
Specialty	25,111	(9,566)	15,545
Total Reinsurance	141,782	(32,153)	109,629
Totals	$313,397	$(54,201)	$259,196

	Incurred related to:
Six Months Ended June 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$164,229	$(4,328)	$159,901
Casualty and other specialty	58,499	(21,939)	36,560
Professional lines	34,544	(5,119)	29,425
Property, marine and energy	14,524	(2,310)	12,214
Total Insurance	271,796	(33,696)	238,100
Reinsurance:
Catastrophe	39,428	(15,474)	23,954
Property	88,200	(24,259)	63,941
Casualty	57,124	(5,572)	51,552
Professional lines	40,930	(4,580)	36,350
Specialty	43,127	(20,932)	22,195
Total Reinsurance	268,809	(70,817)	197,992
Totals	$540,605	$(104,513)	$436,092
Losses and loss expenses for the three and six months ended June 30, 2014 included $54.2 million and $104.5 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and six months ended June 30, 2014 benefited the Company's reported net loss ratio by approximately 11.3 and 11.9 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the six months ended June 30, 2014 in all lines of business within the Insurance and Reinsurance segments.
For the three and six months ended June 30, 2014, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Insurance
Agriculture. For the three and six months ended June 30, 2015, the Company recorded modest favorable loss emergence due to lower than anticipated crop hail insurance claims settlements for the 2014 crop year. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence due to lower than anticipated multi-peril crop insurance claims settlements for the 2013 crop year.
Casualty and other specialty. For the three and six months ended June 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda excess casualty business. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the Bermuda and U.S. based excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the healthcare liability business due to two large malpractice claims.
Professional lines. For the three and six months ended June 30, 2015 and 2014, the Company recorded modest favorable loss emergence within this line of business, primarily due to slightly lower than expected reported claims activity.
Property, marine and energy. For the three and six months ended June 30, 2015, the modest favorable loss emergence within the property, marine and energy line of business was primarily due to lower than expected reported claims emergence for the property and energy business. For the three and six months ended June 30, 2014, the favorable loss emergency within the property, marine and energy line of business was primarily due to lower than expected claims reported.

Reinsurance
Catastrophe. For the three and six months ended June 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within both of the U.S. and international property catastrophe businesses. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the international property catastrophe business.
Property. For the three and six months ended June 30, 2015, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the property treaty business. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence in the property line of business due to lower than expected claims activity within the U.S. based property treaty businesses.
Casualty. For the three and six months ended June 30, 2015 and 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity.
Professional lines. For the three and six months ended June 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to considerably lower than expected claims emergence in accident years 2010 to 2012. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in accident years 2010 and 2011.
Specialty. For the three and six months ended June 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the aviation and space business. For the three and six months ended June 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company's aviation and space, marine and surety businesses.
The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at June 30, 2015:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$203,303	$120,383	$323,686
Casualty and other specialty	266,165	942,545	1,208,710
Professional lines	112,578	413,026	525,604
Property, marine and energy	75,914	23,855	99,769
Total Insurance	657,960	1,499,809	2,157,769
Reinsurance:
Catastrophe	87,309	54,210	141,519
Property	180,630	69,029	249,659
Casualty	240,892	507,539	748,431
Professional lines	62,282	223,206	285,488
Specialty	98,301	152,358	250,659
Total Reinsurance	669,414	1,006,342	1,675,756
Totals	$1,327,374	$2,506,151	$3,833,525

The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at December 31, 2014:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$222,570	$72,621	$295,191
Casualty and other specialty	325,415	932,594	1,258,009
Professional lines	119,453	397,648	517,101
Property, marine and energy	33,264	20,207	53,471
Total Insurance	700,702	1,423,070	2,123,772
Reinsurance:
Catastrophe	126,837	49,773	176,610
Property	178,875	93,289	272,164
Casualty	248,933	531,947	780,880
Professional lines	60,915	197,925	258,840
Specialty	99,142	135,451	234,593
Total Reinsurance	714,702	1,008,385	1,723,087
Totals	$1,415,404	$2,431,455	$3,846,859
Underwriting Results by Business Segments
The determination of the Company's business segments is based on the manner in which management monitors the performance of the Company’s underwriting operations. As a result, we report two business segments – Insurance and Reinsurance.
Management measures the Company's results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. The Company's historic combined ratios may not be indicative of future underwriting performance. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by business segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by the business segments are allocated directly. Remaining general and administrative expenses not incurred by the business segments are classified as corporate expenses and are not allocated to the individual business segments. Ceded reinsurance and recoveries are recorded within the business segment to which they apply.

Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$468,866	$321,526	$1,205,084	$973,802
Ceded premiums written	(278,567)	(142,488)	(710,746)	(451,737)
Net premiums written	190,299	179,038	494,338	522,065
Net premiums earned	201,460	218,563	337,324	362,584
Other underwriting income	—	—	—	—
	201,460	218,563	337,324	362,584
Expenses
Losses and loss expenses	145,483	149,567	219,995	238,100
Acquisition expenses	17,702	15,128	33,585	27,389
General and administrative expenses	28,567	35,969	57,409	72,668
	191,752	200,664	310,989	338,157
Underwriting income	$9,708	$17,899	$26,335	$24,427
Net loss ratio	72.2%	68.5%	65.2%	65.7%
Acquisition expense ratio	8.8%	6.9%	10.0%	7.6%
General and administrative expense ratio	14.2%	16.4%	17.0%	20.0%
Combined ratio	95.2%	91.8%	92.2%	93.3%
Premiums. Gross premiums written for the three and six months ended June 30, 2015 in the Insurance segment increased by 45.8% and 23.8%, respectively, over the same period in 2014. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended June 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$112,012	$22,677	$80,540	$45,826
Casualty and other specialty	146,056	65,302	108,030	56,475
Professional lines	96,736	43,443	74,650	29,846
Property, marine and energy	114,062	58,877	58,306	46,891
Total	$468,866	$190,299	$321,526	$179,038

	Six Months Ended June 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$628,928	$225,137	$608,434	$327,471
Casualty and other specialty	246,738	110,360	175,683	93,288
Professional lines	151,496	67,674	113,430	44,416
Property, marine and energy	177,922	91,167	76,255	56,890
Total	$1,205,084	$494,338	$973,802	$522,065
The movements in the gross and net premiums written in the Insurance segment for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to the following factors:

•
An increase in gross premiums written in the property, marine and energy line of business, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K.;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business, including excess casualty and various professional liability coverages, as a result of the expansion of the Company's Insurance underwriting personnel over the last twelve months;

•	An increase in gross premiums written in the agriculture line of business due to growth in policy counts and increased demand for insurance from our clients; and

•
An increase in ceded premiums written by the Company during the three and six months ended June 30, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment's business for 2015 combined with additional quota share covers and the purchase of excess of loss coverage on the agriculture line of business.

Net premiums earned by the Company in the Insurance segment decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014. The decline was a result of increased ceded premiums across the segment, partially offset by growth in gross premiums written.
Losses and Loss Expenses. The net loss ratio in the Company's Insurance segment increased by 3.7 percentage points for the three months ended June 30, 2015 compared to the same period in 2014 and decreased by 0.5 percentage points for the six months ended June 30, 2014. The increase in the net loss ratio for the three months ended June 30, 2015 was primarily from the property, marine and energy line of business, which experienced two large energy losses that increased the net loss ratio in the current quarter by 8.8 percentage points.
During the three and six months ended June 30, 2015, the Company's previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $18.6 million and $39.3 million, respectively, which decreased the net loss ratio by 9.2 and 11.6 percentage points, respectively, as compared to reductions of $22.0 million and $33.7 million, that decreased the net loss ratio by 10.1 and 9.3 percentage points for the three and six months ended June 30, 2014, respectively. Lower levels of favorable loss development in the three months ended June 30, 2015 compared to 2014 was experienced across all lines of business, with the exception of the casualty and other specialty line of business, which experienced higher favorable loss development in the current quarter. Higher levels of favorable loss development in the six months ended June 30, 2015 compared to 2014 was experienced primarily in the casualty and other specialty line of business following lower than expected claims activity.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $1.2 million and $5.7 million in the Insurance segment in the three and six months ended June 30, 2015, respectively. The net losses from catastrophes added 0.6 and 1.7 percentage points to the Insurance segment's net loss ratio for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company incurred no significant catastrophe losses in the Insurance segment.
Acquisition Expenses. The acquisition expense ratio in the Insurance segment in the three and six months ended June 30, 2015 increased compared to the same periods in 2014 primarily due to the decrease in the proportion of net earned premiums attributable to the agriculture line of business, which incurs a lower than average net acquisition expense rate.

General and Administrative Expenses. The decrease in general and administrative expense ratio in the Insurance segment in the three and six months ended June 30, 2015 compared to the same periods in 2014 was due to increased ceding commission reimbursements as a result of additional purchases of reinsurance. This benefit was partially offset by an increase in personnel costs associated with the addition of new underwriting teams in the Insurance segment over the past year.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance business segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$392,318	$367,899	$957,532	$873,138
Ceded premiums written	(23,534)	(35,510)	(127,833)	(85,071)
Net premiums written	368,784	332,389	829,699	788,067
Net premiums earned	256,675	262,975	510,670	515,220
Other underwriting income (loss)	1,389	(4,824)	3,795	(6,062)
	258,064	258,151	514,465	509,158
Expenses
Losses and loss expenses	93,639	109,629	191,063	197,992
Acquisition expenses	67,269	63,473	133,479	123,369
General and administrative expenses	26,398	22,343	52,446	45,145
	187,306	195,445	376,988	366,506
Underwriting income	$70,758	$62,706	$137,477	$142,652
Net loss ratio	36.5%	41.7%	37.4%	38.5%
Acquisition expense ratio	26.2%	24.1%	26.1%	23.9%
General and administrative expense ratio	10.3%	8.5%	10.3%	8.7%
Combined ratio	73.0%	74.3%	73.8%	71.1%
Premiums. In the second quarter of 2015, net premiums written in the Reinsurance segment increased by 10.9% over the same period of 2014. In the six months ended June 30, 2015, net premiums written in the Reinsurance segment increased by 5.3% over the same period in 2014. Gross and net premiums written for each line of business in the Reinsurance segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$139,833	$122,305	$158,372	$123,411
Property	30,560	30,118	42,887	42,886
Casualty	48,132	48,132	30,875	30,868
Professional lines	134,241	134,241	84,117	84,117
Specialty	39,552	33,988	51,648	51,107
Total	$392,318	$368,784	$367,899	$332,389

	Six Months Ended June 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$264,240	$175,765	$285,020	$202,374
Property	156,260	153,567	209,300	209,208
Casualty	106,230	106,230	115,857	114,260
Professional lines	178,098	178,098	109,736	109,736
Specialty	252,704	216,039	153,225	152,489
Total	$957,532	$829,699	$873,138	$788,067
The movements in gross and ceded premiums written in the Reinsurance segment for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to the following factors:

•	An increase in gross premiums written in the professional line of business due primarily to new business generated by underwriting teams that joined the Company in late 2013 and increased renewals;

•
An increase in gross premiums written in the three months ended June 30, 2015 in the casualty line of business due to increased premiums on renewal business and new business written. In the six month period premiums declined driven by the impact of non-renewals and from policies not scheduled to renew in the first half of the year;

•	A decline in gross premiums written in the catastrophe line of business due to non-renewal of policies that no longer met profitability targets and declines in rates;

•
A decline in gross premiums written in the three months ended June 30, 2015 in the specialty line of business as a result of premium adjustments and increased ceding company retentions. In the six month period premiums increased as a result of new international marine and international agriculture business written;

•	A decline in gross premiums written in the property line of business due to premium adjustments, partially offset by new business; and

•
A decline in ceded premiums written by the Company in the three months ended June 30, 2015 and an increase in ceded premiums written by the Company in the six months ended June 30, 2015 as compared to the same periods in 2014. Ceded premiums written decreased during the current quarter due to the timing of purchases of excess of loss coverage within the catastrophe line of business, partially offset by additional proportional retrocessional coverage on the specialty lines of business. Ceded premiums written increased in the six months ended June 30, 2015 compared to the same period in 2014 as the Company purchased increased levels of protection, including excess of loss coverage within the catastrophe line of business, and additional proportional retrocession coverage on both the catastrophe and specialty lines of business.

Net premiums earned by the Company in the Reinsurance segment for the three and six months ended June 30, 2015 decreased slightly compared to net premiums earned during the same period in 2014.
Losses and Loss Expenses. The net loss ratio in the Company's Reinsurance segment for the three and six months ended June 30, 2015 decreased compared to the same periods in 2014. The decrease in the net loss ratio was due to a decrease in catastrophe losses and increased favorable prior year loss reserve development for the three and six months ended June 30, 2015 compared to the same periods in 2014.
The Company recorded $40.3 million and $76.7 million of favorable prior year loss reserve development in the three and six months ended June 30, 2015 compared to $32.2 million and $70.8 million in the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, the majority of the favorable loss reserve development was in the casualty, catastrophe, specialty and professional lines of business. The same periods in 2014 experienced favorable loss reserve development emanating from the property, specialty and catastrophe lines of business, due to lower than expected reported losses.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $8.6 million and $11.3 million in the Reinsurance segment in the three and six months ended June 30, 2015, respectively. The net losses from catastrophes added 3.6 and 2.4 percentage points to the Reinsurance segment’s net loss ratios for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company incurred catastrophe losses of $26.5 million and $28.6 million, respectively. The net losses from catastrophes added 10.9 and 6.0 percentage points to the Reinsurance segment's net loss ratios for the three and six months ended June 30, 2014, respectively.
The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in the Reinsurance segment in connection with current calendar year catastrophes for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
April 2015	Windstorms in the United States	$6.3	April 2014	Windstorms in the United States	$7.3
May 2015	Windstorms in the United States	2.2	May 2014	Windstorms in the United States	3.8
	Other loss events in 2015	0.1	June 2014	Windstorms in the United States	3.5
			June 2014	Windstorm Ela	9.3
				Other loss events in 2014	2.6
		$8.6			$26.5

Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2015	Winter storm in the United States	$2.8	February 2014	Windstorm in Japan	$4.7
April 2015	Windstorm in the United States	6.3	April 2014	Windstorms in the United States	7.3
May 2015	Windstorm in the United States	2.2	May 2014	Windstorms in the United States	3.8
			June 2014	Windstorms in the United States	3.5
			June 2014	Windstorm Ela	9.3
		$11.3			$28.6
Acquisition Expenses. The Company's acquisition expense ratio in the Reinsurance segment for the three and six months ended June 30, 2015 were higher than in the same periods in 2014 primarily due to growth in net premiums earned in the specialty and professional lines of business, which incur higher than average net acquisition expenses, and a decline in net premiums earned in the catastrophe line of business, which incurs lower than average acquisition expenses.
General and Administrative Expenses. The general and administrative expense ratios in the Reinsurance segment for the three and six months ended June 30, 2015 increased compared to the same periods in 2014 due to an increase in personnel costs associated with the addition of new underwriting teams in the Reinsurance segment over the past year.
Liquidity and Capital Resources
Endurance Holdings is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries. Endurance Holdings relies primarily on dividends and other permitted distributions from its subsidiaries to pay its operating expenses, interest on debt and dividends, if any, on its ordinary shares, its 7.75% Non-Cumulative Preferred Shares, Series A ("Series A Preferred Shares") and its 7.5% Non-Cumulative Preferred Shares, Series B ("Series B Preferred Shares"). There are restrictions on the payment of dividends by the Company's operating subsidiaries to Endurance Holdings, which are described in more detail below.
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Endurance Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2015, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $644.7 million (December 31, 2014 – $719.2 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In addition, in 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand.
Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2014, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at June 30, 2015 without the prior approval of the applicable insurance regulator. At June 30, 2015, American Agri-Business could pay dividends of $3.7 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA"), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At June 30, 2015, Endurance U.K. did not have profits available for distributions.
Cash and Invested Assets. The Company's aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of June 30, 2015 totaled $6.6 billion, which is consistent with the aggregate invested assets of $6.6 billion as of December 31, 2014.
At June 30, 2015, the Company's available for sale investments had gross unrealized gains of $76.1 million and gross unrealized losses of $29.0 million compared to gross unrealized gains of $107.4 million and gross unrealized losses of $19.9 million at December 31, 2014. The increase in gross unrealized losses on the Company's fixed income investments at June 30, 2015 compared to December 31, 2014 was primarily due to an increase in interest rates. The Company did not have the intent to sell any of its fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to el securities in an unrealized loss position at June 30, 2015. The Company has the ability and intent to hold its equity securities until recovery. Therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at June 30, 2015.
The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $543.0 million at June 30, 2015, compared to $606.8 million at December 31, 2014.
Cash Flows

	Six Months Ended June 30,
	2015	2014
	(U.S. dollars in thousands)
Net cash flows provided by operating activities	$23,489	$19,667
Net cash flows used in investing activities	(86,994)	(18,886)
Net cash flows used in financing activities	(52,901)	(54,251)
Effect of exchange rate changes on cash and cash equivalents	(6,424)	8,647
Net decrease in cash and cash equivalents	(122,830)	(44,823)
Cash and cash equivalents, beginning of period	745,472	845,851
Cash and cash equivalents, end of period	$622,642	$801,028
Cash flows provided by operating activities in the six months ended June 30, 2015 compared to the same period in 2014 were broadly consistent as changes in cash flows on gross business in the period offset changes in cash flows on ceding activities.
Investing activity cash flows reflect the Company's active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows used in investing activities in 2015 principally reflected increased purchases of available for sale investments and other investments, partially offset by higher proceeds from sales and maturities on available for sale investments compared to 2014.
The cash flows used in financing activities in the six months ended June 30, 2015 were consistent with the same period in 2014.
The effect of foreign exchange rate changes had a negative impact on the cash balances of the Company in the six months ended June 30, 2015 as the U.S. dollar strengthened against most key currencies in the period resulting in a decline in the reported value of holdings in those currencies. The effect of exchange rate changes in the first half of 2014 had a positive impact on the cash balances of the Company as the U.S. dollar weakened against most key currencies in the period resulting in an increase in the reported value of holdings in those currencies.
As of June 30, 2015 and December 31, 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $151.0 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of June 30, 2015 and December 31, 2014, the Company had also pledged $219.4 million and $240.0 million of its cash and fixed maturity investments to meet collateral obligations for $192.4 million and $209.9 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC Agreement (as defined below). In addition, at June 30, 2015 and December 31, 2014, cash and fixed maturity investments with fair values of $204.0 million and $205.2 million were on deposit with U.S. state regulators, respectively.
Credit Facilities. On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). As of June 30, 2015, there were no borrowings under this facility and letters of credit outstanding under the Credit Facility were $186.8 million (December 31, 2014 – $204.0 million).
On January 17, 2014, the Company and certain designated subsidiaries of the Company entered into a $50.0 million revolving letter of credit reimbursement agreement ("LOC Agreement") and cash collateral agreement with Australia and New Zealand Banking Group Limited. As of June 30, 2015, the Company had issued letters of credit of $5.6 million (December 31, 2014 - $5.9 million) under the LOC Agreement. For letters of credit issued under the LOC Agreement, the Company is required to pay a fee that is negotiated at the time of issuance of the letter of credit. Letters of credit issued under the LOC Agreement are required to be collateralized with cash or investments.
On December 9, 2014, the Company and certain designated subsidiaries of the Company entered into a $30.0 million Canadian dollar letter of credit reimbursement agreement ("Canadian LOC Agreement") with Bank of Montreal and ING Bank N.V., London Branch. As of June 30, 2015 and December 31, 2014, there were no letters of credit issued under the Canadian LOC Agreement. For letters of credit issued under the Canadian LOC Agreement, the Company is required to pay a fee on the daily amount available to be drawn under each letter of credit. Letters of credit issued under the Canadian LOC Agreement are required to be collateralized with cash in Canadian dollars.
On October 15, 2015, the Company's $200.0 million principal amount of 6.15% Senior Notes ("6.15% Senior Notes") will mature. The Company expects to have sufficient cash available to retire the 6.15% Senior Notes upon maturity.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by ceding companies, the irregular timing of loss payments, the impact of a change in interest rates on the Company's investment returns as well as seasonality in coupon payment dates for fixed maturity investments, cash flows from the Company's operating activities may vary significantly between periods. The Company expects to generate positive operating cash flows through 2015, absent the occurrence of additional significant loss events. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its investment portfolio, access its existing credit facility, or arrange for additional financing. There can be no assurance that the Company will be successful in executing these strategies.
Impact of Montpelier Acquisition on Liquidity and Capital Resources.
On March 31, 2015, the Company announced the signing of the Merger Agreement with Montpelier and Merger Sub pursuant to which the Company, through Merger Sub, acquired 100% of the outstanding common shares of Montpelier. The Merger was completed on July 31, 2015. See the section "Overview" above for additional information.
The aggregate consideration for the Merger consisted of the issuance of 20.7 million Endurance Holdings common shares valued at $1.4 billion, $33.3 million fair value of restricted share units assigned as purchase consideration, and $451.1 million of cash. The cash consideration was funded through a dividend of $9.89 per Montpelier common share paid by Montpelier to its common shareholders prior to the closing of the Merger.
The Company incurred $3.5 million and $4.5 million of corporate expenses associated with the Merger for the three and six months ended June 30, 2015, respectively, and was contractually obligated to pay investment banking fees of approximately $15.0 million upon closing of the Merger. The Company expects to incur additional costs and expenses associated with the Merger in 2015. These additional one-time costs may be significant, and it is possible that the ultimate costs will exceed the current estimates.
The Company anticipates that the combined company, and its operating subsidiaries, will have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet its expected claims payments and operational expenses and to provide dividend payments to Endurance Holdings. In turn, we anticipate Endurance Holdings will have adequate capital resources, or the access to sufficient capital resources, as discussed in the section "Liquidity and Capital Resources" above, to meet its obligations, including but not limited to dividend payments to its ordinary and preferred shareholders, interest payments on its senior notes and other liabilities as they come due.
Currency and Foreign Exchange
The Company's functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K., which is subject to the PRA's rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s liabilities, it may be required to hold some of its assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience gains or losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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
Effects of Inflation
The effects of inflation could cause the severity of claims to rise in the future. The Company's estimates for losses and loss expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. In addition, inflation could lead to higher interest rates causing the current unrealized gain position on the Company's fixed maturity portfolio to decrease or become an unrealized loss position. In response, the Company may choose to hold its fixed income investments to maturity, which would result in the unrealized gains largely amortizing through net investment income.
Cautionary Statement Regarding Forward-Looking Statements
Some of the statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). The PSLRA provides a "safe harbor" for forward-looking statements. These forward-looking statements reflect our current views with respect to us specifically and the insurance and reinsurance business generally, investments, capital markets and the general economic environments in which we operate. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "seek," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the effects of competitors' pricing policies, and of changes in laws and regulations on competition, industry consolidation and development of competing financial products;

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

•	the need for additional capital in the future which may not be available or only available on unfavorable terms;

•	the ability to maintain the availability of our systems and safeguard the security of our data in the event of a disaster or other unanticipated event;

•	changes in general economic conditions and/or industry specific conditions, including inflation, foreign currency exchange rates, interest rates, and other factors;

•	the failure to effectively integrate Montpelier's operations into the Company following the Merger;

•	the failure to realize the anticipated cost savings associated with the Merger;

•	our future financial performance differing from projections following consummation of the Merger; and

•	the possible need for additional capital in the future, which may not be available on satisfactory terms as a result of the Merger.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Information about Market Risk" included in the Company’s 2014 Form 10-K.
Item 4.     Controls and Procedures
a)    Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service;

•	the loss of key personnel as a result of the integration of the two companies; and

•
potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate the two companies that may exceed the anticipated costs that the Company and Montpelier estimated prior to the execution of the Merger Agreement.

In addition, the Company and Montpelier have operated independently and have only begun the actual integration process as of the closing of the transaction on July 31, 2015. This process could result in:

•	diversion of the attention of the Company's management; and

•	the disruption of, or the loss of momentum in, the Company's ongoing businesses or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies or the Company's ability to achieve the anticipated benefits of the Merger or could reduce the Company's earnings or otherwise adversely affect the business and financial results of the Company after the completion of the Merger.
The market price of the Company's ordinary shares may decline in the future as a result of the Merger.
The Company has issued 20.7 million ordinary shares to Montpelier shareholders in the Merger. Upon the receipt of the Company's ordinary shares as consideration in the Merger, former holders of Montpelier common shares may seek to sell the Company's ordinary shares delivered to them. Current shareholders of the Company may also seek to sell the ordinary shares held by them following consummation of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of the Company's ordinary shares, may affect the market for, and the market price of, the Company's ordinary shares in an adverse manner. None of these shareholders are subject to a "lock-up" or "market stand off" agreement. These factors are, to some extent, beyond the control of the Company.
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
Following the completion of the Merger, the size of the business of the Company will increase significantly beyond the current size of the Company's business. The Company's future success depends, in part, upon its ability to manage its expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.
The Merger may expose the Company to significant unanticipated liabilities that could adversely affect the Company’s business, financial condition and results of operations.
The Merger may expose the Company to significant unanticipated liabilities relating to the operation of Montpelier prior to the Merger. These liabilities could include tax, employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The Company may also incur liabilities or claims associated with its acquisition of Montpelier's technology and intellectual property including claims of infringement. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on the Company’s business, financial condition and results of operations.
Montpelier's counterparties may acquire certain rights in connection with the Merger that could negatively affect the Company following the Merger.
Montpelier is party to numerous contracts, treaties, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination or acceleration rights) in the event of a "change in control" of Montpelier or its subsidiaries. The definition of "change in control" varies from contract to contract, ranging from a narrow to a broad definition, and, in some cases, the "change in control" provisions may be implicated by the Merger. Such agreements include certain of Montpelier's letter of credit and revolving credit facilities (a termination of which may require cash collateralization of the outstanding letters of credit, prepayment of outstanding loans (including all accrued interest and fees thereon) and an inability to request new loans or letters of credit).
Specifically with regards to Montpelier's reinsurance arrangements, many in-force reinsurance contracts contain such "change in control" provisions. In addition, many of these reinsurance contracts are annually renewable and whether or not they may be terminated in a change in control, reinsurance cedants may choose not to renew these contracts with the Company. Termination and failure to renew reinsurance agreements by contractual counterparties could result in a material adverse effect on the Company's business, financial condition and operating results.
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
Whether a cedant would have cancellation rights in connection with the Merger depends upon the language of its agreement with Montpelier. Whether a cedant exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the financial strength and business reputation of the Company, the extent to which such cedant currently has reinsurance coverage with the Company’s affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and the Company’s ratings following the Merger. Neither the Company nor Montpelier can presently predict the effects, if any, if the Merger is deemed to constitute a change in control under certain of Montpelier's contracts and other arrangements, including the extent to which cancellation rights would be exercised, if at all, or the effect on the Company’s financial condition, results of operations, or cash flows following the Merger, but such effect could be material.
Each of the Company and Montpelier will be exposed to underwriting and other business risks during the period that each party's business continues to be operated independently from the other.
Until the completion of the Merger, each of the Company and Montpelier operated independently from the other in accordance with such party's distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, Montpelier may have assumed risks that the Company would not have assumed for itself, accept premiums that, in the Company’s judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to the Company's investment policies or otherwise make business decisions or take on exposure that, while consistent with Montpelier's general business approach and practices, are not the same as those of the Company.
The Company faces risks related to operating at Lloyd's.
The Company faces exposure to the risks facing syndicates operating at Lloyd's which include, but are not limited to, the following risks which, alone or in combination, could have an adverse effect on the Company's business, financial condition and results of operations:

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
Following the Merger, any ratings downgrades, or the potential for ratings downgrades, of the Company or its operating subsidiaries could adversely affect the Company's ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for the Company's ordinary shares. For example, a downgrade may increase the Company's cost of borrowing, may negatively impact the Company's ability to raise additional debt capital, may negatively impact the Company's ability to successfully compete in the marketplace and may negatively impact the willingness of counterparties to deal with the Company, each of which could have a material adverse effect on the business, financial condition and results of operations of the Company following the Merger and the market value of the Company's ordinary shares. In addition, most of the reinsurance contracts of each of the Company's and Montpelier's reinsurance subsidiaries contain provisions that would allow ceding companies to terminate the contract or demand security following a downgrade in financial strength ratings below specified levels by one or more rating agencies. The Company cannot predict the extent to which this termination right would be exercised, if at all; however, the effect of such termination could have a significant and negative effect on the Company's financial condition and results of operations following the Merger. Even in the absence of contractual provisions, numerous cedants and brokers prefer to secure coverage or assign preferential allocations to the highest rated reinsurers, and accordingly, any decrease in ratings could adversely affect the ability of the combined company to access the businesses it will seek to underwrite.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
April 1, 2015 - April 30, 2015	—	$—	—	5,000,000
May 1, 2015 - May 31, 2015	—	$—	—	5,000,000
June 1, 2015 - June 30, 2015	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at June 30, 2015 (unaudited) and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	August 7, 2015	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)