Form 10-Q
period 2015-09-30
ENDURANCE SPECIALTY HOLDINGS LTD
filed 2015-11-06
CIK 1179755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended September 30, 2015,
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Description of Class	Common Shares Outstanding as of November 2, 2015
Ordinary Shares - $1.00 par value	66,621,848

ENDURANCE SPECIALTY HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except share amounts)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)
ASSETS
Investments
Fixed maturity investments, trading at fair value (amortized cost: $1,376,743 and nil at September 30, 2015 and December 31, 2014, respectively)	$1,372,030	$—
Fixed maturity investments, available for sale at fair value (amortized cost: $4,615,296 and $5,032,506 at September 30, 2015 and December 31, 2014, respectively)	4,656,145	5,092,581
Short-term investments, trading at fair value (amortized cost: $348,581 and nil at September 30, 2015 and December 31, 2014, respectively)	348,582	—
Short-term investments, available for sale at fair value (amortized cost: $16,356 and $9,015 at September 30, 2015 and December 31, 2014, respectively)	16,356	9,014
Equity securities, trading at fair value (cost: $2,207 and nil at September 30, 2015 and December 31, 2014, respectively)	2,150	—
Equity securities, available for sale at fair value (cost: $535,764 and $303,922 at September 30, 2015 and December 31, 2014, respectively)	496,035	331,368
Other investments under equity method	842,446	541,454
Total investments	7,733,744	5,974,417
Cash and cash equivalents	1,242,997	745,472
Premiums receivable, net	2,068,484	883,450
Insurance and reinsurance balances receivable	115,047	122,214
Deferred acquisition costs	282,975	207,368
Prepaid reinsurance premiums	650,967	354,940
Reinsurance recoverable on unpaid losses	830,116	670,795
Reinsurance recoverable on paid losses	163,137	218,291
Accrued investment income	31,057	27,183
Goodwill and intangible assets	573,956	153,405
Deferred tax asset	54,463	48,995
Net receivable on sales of investments	85,911	38,877
Other assets	195,981	199,375
Total assets	$14,028,835	$9,644,782
LIABILITIES
Reserve for losses and loss expenses	$4,489,836	$3,846,859
Reserve for unearned premiums	2,230,552	1,254,519
Deposit liabilities	13,489	15,136
Reinsurance balances payable	794,935	375,711
Debt	915,147	527,715
Net payable on purchases of investments	157,671	151,682
Deferred tax liability	18,346	—
Other liabilities	352,515	287,978
Total liabilities	8,972,491	6,459,600
Commitments and contingent liabilities
SHAREHOLDERS' EQUITY
Preferred shares, Series A and B, total liquidation preference $430,000 (2014 - $430,000)	17,200	17,200
Common shares, ordinary - 66,606,820 issued and outstanding (2014 - 44,765,153)	66,607	44,765
Additional paid-in capital	2,108,447	598,226
Accumulated other comprehensive (loss) income	(8,544)	76,706
Retained earnings	2,613,160	2,448,285
Total shareholders' equity available to Endurance Holdings	4,796,870	3,185,182
Non-controlling interests	259,474	—
Total shareholders' equity	5,056,344	3,185,182
Total liabilities and shareholders' equity	$14,028,835	$9,644,782
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands of United States dollars, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Revenues
Gross premiums written	$642,597	$626,110	$2,805,213	$2,473,050
Ceded premiums written	(305,907)	(236,004)	(1,144,486)	(772,812)
Net premiums written	336,690	390,106	1,660,727	1,700,238
Change in unearned premiums	220,313	124,789	(255,730)	(307,539)
Net premiums earned	557,003	514,895	1,404,997	1,392,699
Net investment income	16,533	25,357	90,646	105,649
Net realized and unrealized gains	5,029	9,788	32,898	18,071
Net impairment losses recognized in earnings	(38)	(102)	(1,111)	(411)
Other underwriting income (loss)	227	2,123	4,022	(3,939)
Total revenues	578,754	552,061	1,531,452	1,512,069
Expenses
Net losses and loss expenses	263,993	290,269	675,051	726,361
Acquisition expenses	90,457	93,392	257,521	244,150
General and administrative expenses	60,793	68,946	170,648	186,759
Corporate expenses	74,308	11,969	99,210	53,817
Amortization of intangibles	11,318	1,623	14,496	4,863
Net foreign exchange losses	8,621	783	29,154	4,066
Interest expense	12,324	13,127	30,445	31,910
Total expenses	521,814	480,109	1,276,525	1,251,926
Income before income taxes	56,940	71,952	254,927	260,143
Income tax (expense) benefit	(2,410)	4,282	(7,712)	3,734
Net income	54,530	76,234	247,215	263,877
Net income attributable to non-controlling interests	(2,707)	—	(2,707)	—
Net income available to Endurance Holdings	51,823	76,234	244,508	263,877
Preferred dividends	(8,188)	(8,188)	(24,564)	(24,564)
Net income available to Endurance Holdings' common and participating common shareholders	$43,635	$68,046	$219,944	$239,313
Comprehensive income
Net income	$54,530	$76,234	$247,215	$263,877
Other comprehensive (loss) income
Net unrealized holding (losses) gains on investments arising during the period (net of other-than-temporary impairment losses recognized in other comprehensive (loss) income, reclassification adjustment and applicable deferred income taxes of $1,323 and ($3,358) for the nine months ended September 30, 2015 and 2014, respectively)	(29,906)	(34,357)	(72,396)	26,682
Foreign currency translation adjustments	(15,625)	(20,404)	(12,920)	(8,181)
Reclassification adjustment for net losses on derivative designated as cash flow hedge included in net income	22	22	66	67
Other comprehensive (loss) income	(45,509)	(54,739)	(85,250)	18,568
Comprehensive income	9,021	21,495	161,965	282,445
Comprehensive income attributable to non-controlling interests	(2,707)	—	(2,707)	—
Comprehensive income attributable to Endurance Holdings common and participating common shareholders	$6,314	$21,495	$159,258	$282,445
Per share data attributable to Endurance Holdings common shareholders
Basic earnings per Endurance Holdings common share	$0.73	$1.52	$4.41	$5.36
Diluted earnings per Endurance Holdings common share	$0.73	$1.52	$4.39	$5.36
Dividend per Endurance Holdings common share	$0.35	$0.34	$1.05	$1.02
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Preferred shares
Balance, beginning and end of period	$17,200	$17,200
Common shares
Balance, beginning of period	44,765	44,369
Issuance of common shares, net of forfeitures	21,842	382
Balance, end of period	66,607	44,751
Additional paid-in capital
Balance, beginning of period	598,226	569,116
Issuance of common shares, net of forfeitures	1,474,432	1,270
Settlement of equity awards	(10,494)	(4,039)
Stock-based compensation expense	46,283	23,983
Balance, end of period	2,108,447	590,330
Accumulated other comprehensive (loss) income
Cumulative foreign currency translation adjustments:
Balance, beginning of period	(7,628)	18,636
Foreign currency translation adjustments	(12,920)	(8,181)
Balance, end of period	(20,548)	10,455
Unrealized holding gains on investments, net of deferred taxes:
Balance, beginning of period	86,100	45,950
Net unrealized holding (losses) gains arising during the period, net of other-than-temporary impairment losses and reclassification adjustment	(72,396)	26,682
Balance, end of period	13,704	72,632
Accumulated derivative loss on cash flow hedging instruments:
Balance, beginning of period	(1,766)	(1,855)
Net change from current period hedging transactions, net of reclassification adjustment	66	67
Balance, end of period	(1,700)	(1,788)
Total accumulated other comprehensive (loss) income	(8,544)	81,299
Retained earnings
Balance, beginning of period	2,448,285	2,193,133
Net income	247,215	263,877
Net income attributable to non-controlling interests	(2,707)	—
Dividends on preferred shares	(24,564)	(24,564)
Dividends on common shares	(55,069)	(45,572)
Balance, end of period	2,613,160	2,386,874
Total shareholders' equity available to Endurance Holdings	4,796,870	3,120,454
Non-controlling interests	259,474	—
Total shareholders' equity	$5,056,344	$3,120,454
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows (used in) provided by operating activities
Net income	$247,215	$263,877
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of net premium on investments	34,116	34,128
Amortization of other intangibles and depreciation	29,291	20,593
Net realized and unrealized gains	(32,898)	(18,071)
Net impairment losses recognized in earnings	1,111	411
Deferred taxes	3,437	(5,058)
Stock-based compensation expense	46,283	23,983
Equity in undistributed earnings of other investments	1,758	(22,542)
Change in:
Premiums receivable, net	(845,891)	(783,030)
Insurance and reinsurance balances receivable	21,085	4,290
Deferred acquisition costs	(75,607)	(60,410)
Prepaid reinsurance premiums	(227,337)	(226,804)
Reinsurance recoverable on unpaid losses	(119,269)	27,426
Reinsurance recoverable on paid losses	63,141	(1,372)
Accrued investment income	4,996	452
Other assets	(319)	(152)
Reserve for losses and loss expenses	(77,954)	(104,776)
Reserve for unearned premiums	477,440	533,317
Deposit liabilities	(1,647)	(1,937)
Reinsurance balances payable	338,279	301,032
Other liabilities	38,741	66,815
Net cash flows (used in) provided by operating activities	(74,029)	52,172
Cash flows used in investing activities
Proceeds from sales and maturities of trading investments	103,450	—
Proceeds from sales and maturities of available for sale investments	4,201,152	3,126,240
Proceeds from the redemption of other investments	124,801	34,072
Purchases of trading investments	(286,416)	—
Purchases of available for sale investments	(4,047,359)	(3,085,817)
Purchases of other investments	(116,988)	(52,731)
Net settlements of other assets	17,301	14,836
Purchases of fixed assets	(18,053)	(34,038)
Net cash received (paid) upon subsidiary acquisition	675,310	(45)
Net cash flows provided by investing activities	653,198	2,517
Cash flows used in financing activities
Issuance of common shares, net of forfeitures	24,378	1,480
Settlement of equity awards	(10,494)	(4,039)
Bridge facility costs paid	—	(4,750)
Proceeds from issuance of debt	791	591
Repayments and repurchases of debt	(794)	(499)
Dividends on preferred shares	(24,564)	(24,564)
Dividends on Endurance Holdings common shares	(54,959)	(45,548)
Net cash flows used in financing activities	(65,642)	(77,329)
Effect of exchange rate changes on cash and cash equivalents	(16,002)	(17,495)
Net increase (decrease) in cash and cash equivalents	497,525	(40,135)
Cash and cash equivalents, beginning of period	745,472	845,851
Cash and cash equivalents, end of period	$1,242,997	$805,716
See accompanying notes to unaudited condensed consolidated financial statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

1.	General
Endurance Specialty Holdings Ltd. ("Endurance Holdings" or the "Company") was organized as a Bermuda holding company on June 27, 2002. Endurance Holdings writes specialty lines of insurance and reinsurance on a global basis through its wholly-owned operating entities:

Operating Subsidiaries	Domicile
Endurance Specialty Insurance Ltd.	Bermuda
Montpelier Reinsurance Ltd.	Bermuda
Blue Capital Management Ltd.	Bermuda
Endurance Worldwide Insurance Limited	England
Endurance at Lloyd's Limited	England
Endurance Reinsurance Corporation of America	Delaware
Endurance American Insurance Company	Delaware
Endurance American Specialty Insurance Company	Delaware
Endurance Risk Solutions Assurance Co.	Delaware
American Agri-Business Insurance Company	Texas
On July 31, 2015, the Company completed its acquisition of Montpelier Re Holdings Ltd. and its consolidated subsidiaries ("Montpelier"). Montpelier, through its operating subsidiaries, was a provider of global property and casualty reinsurance and insurance products. The Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 include the results of operations of Montpelier from August 1, 2015. See Note 11, Acquisition of Montpelier, for additional information with respect to the acquisition of Montpelier.
As part of the acquisition of Montpelier, Endurance acquired Montpelier's Lloyd's operations. Syndicate 5151 ("Syndicate 5151") is the Company's Lloyd's syndicate. Endurance Corporate Capital Limited, a wholly-owned subsidiary of the Company, is Syndicate 5151's sole corporate member and Endurance at Lloyd's Limited, a wholly-owned subsidiary of the Company, is the managing agent for Syndicate 5151.
Also as part of the acquisition of Montpelier, the Company acquired Blue Capital Management Ltd. ("BCML"), the manager of Montpelier's collateralized reinsurance and third party asset management operations, which operate under the name Blue Capital (Blue Capital is a registered trademark of the Company). Blue Capital was launched in 2012 as an asset management platform offering a range of catastrophe reinsurance-linked investment products to institutional and retail investors.
Blue Capital Reinsurance Holdings Ltd. ("BCRH") is a Bermuda-based exempted limited liability holding company managed by BCML that provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries, Blue Capital Re. Ltd. ("Blue Capital Re") and Blue Capital Re ILS Ltd. ("Blue Capital Re ILS"). BCRH's shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.
Blue Capital Global Reinsurance Fund Limited (the "BCGR Listed Fund") is a closed-ended mutual fund incorporated in Bermuda and managed by BCML and serves as the feeder fund for the Blue Capital Global Reinsurance SA-I cell (the "BCGR Cell").  The BCGR Listed Fund's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.
The Company is entitled to receive management and performance fees from BCRH and the BCGR Listed Fund for the services that it performs for these entities.
See Note 3, Investments, for additional information with respect to the Blue Capital entities.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated financial statements include the accounts of Endurance Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums written and ceded, to record the fair value of investments and to record reserves for losses and loss expenses and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.
The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K").
Certain comparative information has been reclassified to conform to current year presentation.
There were no material changes in the Company’s significant accounting and reporting policies subsequent to the filing of the 2014 Form 10-K with the exception of the additions to the Company's accounting policies described below relating to the Company's investments in trading securities and non-controlling interests in the current quarter.

(a)	Investments
The Company classifies its fixed maturity investments, short-term investments and equity securities as trading or available for sale. Trading securities are carried at estimated fair value, with related net realized and unrealized gains or losses included in earnings. The Company has elected to account for trading securities using the fair value option under current accounting guidance, as the Company believes it represents the most meaningful measurement basis for these assets and liabilities. Available for sale securities are carried at estimated fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders' equity as a component of accumulated other comprehensive (loss) income. Investment transactions are recorded on a trade date basis. The Company determines the fair value of its trading and available for sale investments in accordance with current accounting guidance, which defines fair value and establishes a fair value hierarchy based on inputs to the various valuation techniques used for each fair value measurement. The use of valuation techniques for any given investment requires a significant amount of judgment and consideration of factors specific to the underlying investment. Fair value measurements determined by the Company seek to maximize observable

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(a)	Investments, cont'd.
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
If the Company has the intent to sell a fixed maturity or short-term security classified as available for sale in an unrealized loss position or it is more likely than not that the Company will be required to sell the available for sale security, the Company deems the security to be other-than-temporarily impaired and writes down the carrying value of the security to fair value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an other-than-temporary impairment ("OTTI") loss.
For fixed maturity and short-term investments classified as available for sale in an unrealized loss position for which a decision to sell has not been made and it is not more likely than not that the Company will be required to sell the security, the Company performs additional reviews to determine whether the investment will recover its amortized cost. If the amortized cost of the Company's fixed maturity and short-term investments classified as available for sale is, based on the judgment of management, unlikely to be recovered, the Company writes down the investment by the amount representing the credit related portion of the decline in value, thereby establishing a new cost basis. The amount of the write-down is recognized in earnings as an OTTI loss. The new cost basis is not changed for subsequent recoveries in fair value.
To the extent the Company determines that the amortized cost of the Company’s fixed maturity and short-term investments classified as available for sale is likely to be recovered and the decline in value is related to non-credit factors (such as interest rates, market conditions, etc.) and not due to credit related factors, that remaining non-credit portion of the unrealized loss is recorded as a part of accumulated other comprehensive (loss) income in the shareholders' equity section of the Company's Unaudited Condensed Consolidated Balance Sheets.
For equity securities classified as available for sale, the Company considers its ability and intent to hold the equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. When the Company determines that the decline in value of an equity security classified as available for sale is other-than-temporary, the Company reduces the cost of the equity security to its fair value and recognizes the loss in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The new cost basis is not changed for subsequent recoveries in fair value.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(a)	Investments, cont'd.
Other investments within the Company's investment portfolio are comprised of (i) hedge funds, private investment funds and other investment funds that generally invest in senior secured bank debt, high yield credit securities, distressed debt, macro strategies, multi-strategy, equity long/short strategies, distressed real estate, and energy sector private equity ("alternative funds") and (ii) high yield loan funds ("specialty funds"). Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying values of these investments are increased or decreased to reflect the Company's share of income or loss, which is included in net investment income, and are decreased for dividends. Due to the timing of the delivery of the final valuations reported by the managers of certain of our alternative and specialty funds, our investments in those funds are estimated based on the most recently available information including period end valuation statements, period end estimates, or, in some cases, prior month or quarter valuation statements.

(b)	Non-controlling interests
The Company accounts for non-controlling interests in the shareholders' equity section of the Company's Unaudited Condensed Consolidated Balance Sheets in accordance with current accounting guidance regarding consolidation, and presents such non-controlling shareholders' interest in the net assets of the subsidiary. Net income attributable to non-controlling interest is presented separately in the Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income.

(c)	Recent accounting pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Amendments to the Consolidation Analysis". Under ASU 2015-02, all legal entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 set forth amendments: (1) modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminating the presumption that a general partner should consolidate a limited partnership; (3) affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) providing a scope exception from consolidation guidance for certain reporting entities. ASU 2015-02 is effective for public business entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption. The Company is currently evaluating the impact of this guidance.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 should be applied retrospectively, and upon transition, applicable disclosures for a change in accounting principle shall be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"). The objective of ASU 2015-07 is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share. ASU 2015-07 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-07 should be applied retrospectively. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

2.	Summary of significant accounting policies, cont'd.

(c)	Recent accounting pronouncements, cont'd.
In May 2015, the FASB issued ASU 2015-09, "Disclosures about Short-Duration Contracts" ("ASU 2015-09"). The objective of ASU 2015-09 is to make targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The guidance requires additional disclosures of claims development tables, frequency of reported claims, and history of claims duration. This information is required to be disaggregated so that useful information is not obscured by either the inclusion of a large amount of insignificant detail, or the aggregation of items that have significantly different characteristics. ASU 2015-09 is effective for public business entities in annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. ASU 2015-09 should be applied retrospectively. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for public business entities in annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

3.	Investments
Net Investment Income
The components of net investment income for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed income investments	$36,204	$28,944	$96,145	$88,616
Equity investments	1,748	1,015	5,200	3,289
Other investments	(17,716)	(1,785)	(1,758)	22,542
Cash and cash equivalents	515	581	2,108	1,878
	20,751	28,755	$101,695	$116,325
Investment expenses	(4,218)	(3,398)	(11,049)	(10,676)
Net investment income	$16,533	$25,357	$90,646	$105,649
Contractual maturities of the Company's fixed maturity and short-term investments are shown below as of September 30, 2015 and December 31, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$580,667	$581,281	$126,921	$127,821
Due after one year through five years	2,017,786	2,022,909	1,627,154	1,632,259
Due after five years through ten years	631,503	634,265	474,959	479,138
Due after ten years	61,583	63,470	43,314	46,720
Residential mortgage-backed securities	1,200,645	1,222,805	1,149,536	1,175,006
Commercial mortgage-backed securities	831,254	837,772	960,598	979,419
Collateralized loan and debt obligations	423,239	418,875	247,510	248,011
Asset-backed securities	610,299	611,736	411,529	413,221
Total	$6,356,976	$6,393,113	$5,041,521	$5,101,595

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the fair value of the fixed maturity investments, short-term investments and equity securities classified as trading at September 30, 2015. The Company had no securities classified as trading as of December 31, 2014.

September 30, 2015
Fixed maturity investments
U.S. government and agencies securities	$208,610
U.S. state and municipal securities	4,625
Foreign government securities	48,562
Government guaranteed corporate securities	40,133
Corporate securities	559,228
Residential mortgage-backed securities	121,302
Commercial mortgage-backed securities	92,906
Collateralized loan and debt obligations(1)	102,976
Asset-backed securities	193,688
Total fixed maturity investments	1,372,030
Short-term investments	348,582
Total fixed income investments	$1,720,612
Equity securities
Equity investments	$70
Preferred equity investments	2,080
Total equity securities	$2,150

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $44.1 million at September 30, 2015.
In addition to the Company's fixed maturity, short-term and equity investments, the Company invests in alternative funds and specialty funds. The Company's alternative funds and specialty funds are recorded on the Company's balance sheet as "other investments." At September 30, 2015 and December 31, 2014, the Company had invested, net of capital returned, a total of $652.4 million and $387.2 million, respectively, in other investments. At September 30, 2015 and December 31, 2014, the carrying value of other investments was $842.4 million and $541.5 million, respectively.
The following table summarizes the composition and redemption restrictions of other investments as of September 30, 2015 and December 31, 2014:

September 30, 2015	Market Value	Unfunded Commitments	Ineligible for Redemption over next 12 months
Alternative funds
Hedge funds	$641,089	$—	$89,387
Private investment funds	82,532	59,763	82,532
Other investment funds	23,577	—	25,011
Total alternative funds	747,198	59,763	196,930
Specialty funds
High yield loan funds	95,248	—	—
Total specialty funds	95,248	—	—
Total other investments	$842,446	$59,763	$196,930

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
Hedge funds – The redemption frequency of the hedge funds range from monthly to biennially with notice periods from 30 to 90 days. Over one year, it is estimated that the Company can liquidate approximately 86.1% of the hedge fund portfolio, with the remainder over the following two years.
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
Other investment funds – Other investment funds includes funds on deposit with Lloyd's, which are restricted, and the Company's investment in BCGR Listed Fund, which represents the net liability of the Company's investment in BCGR Listed Fund that has not been deployed into the BCGR cell.
High yield loan funds – There are generally no restrictions on the Company's right to redeem its interest in high yield loan funds with the exception of certain redemption frequency and notice requirements. The redemption frequency of these funds ranges from monthly to quarterly with notice periods from 30 to 90 days.
Net Realized and Unrealized Gains
Realized and unrealized gains and losses are recognized in earnings using the first in, first out method. The analysis of net realized and unrealized gains and the change in the fair value of investment-related derivative financial instruments for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains on investment sales	$20,107	$10,683	$57,420	$28,317
Gross realized losses on investment sales	(8,236)	(1,475)	(18,190)	(12,778)
Net unrealized losses on trading securities	(5,037)	—	(5,037)	—
Change in fair value of derivative financial instruments(1)	(1,805)	580	(1,295)	2,532
Net realized and unrealized gains	$5,029	$9,788	$32,898	$18,071

(1)	For additional information on the Company's derivative financial instruments, see Note 7, Derivatives.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
Unrealized Gains and Losses
The Company classifies some of its investments in fixed maturity investments, short-term investments and equities as available for sale. The amortized cost, fair value and related gross unrealized gains and losses on the Company’s securities classified as available for sale at September 30, 2015 and December 31, 2014 are as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$590,216	$8,675	$(1,358)	$597,533
U.S. state and municipal securities	24,157	262	(108)	24,311
Foreign government securities	108,099	1,073	(522)	108,650
Government guaranteed corporate securities	25,416	392	(11)	25,797
Corporate securities	1,316,038	10,344	(6,844)	1,319,538
Residential mortgage-backed securities	1,080,411	23,611	(2,519)	1,101,503
Commercial mortgage-backed securities	737,543	10,676	(3,353)	744,866
Collateralized loan and debt obligations(1)	316,161	1,214	(1,476)	315,899
Asset-backed securities	417,255	1,792	(999)	418,048
Total fixed maturity investments	4,615,296	58,039	(17,190)	4,656,145
Short-term investments	16,356	—	—	16,356
Total fixed income investments	$4,631,652	$58,039	$(17,190)	$4,672,501
Equity securities
Equity investments	$407,206	$2,709	$(40,460)	$369,455
Emerging market debt funds	61,874	—	(3,021)	58,853
Convertible funds	46,331	—	(477)	45,854
Preferred equity investments	15,427	1,847	(326)	16,948
Short-term fixed income fund	4,926	—	(1)	4,925
Total equity securities	$535,764	$4,556	$(44,285)	$496,035

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $13.2 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$582,970	$6,471	$(2,030)	$587,411
U.S. state and municipal securities	39,340	191	(118)	39,413
Foreign government securities	239,217	2,983	(1,664)	240,536
Government guaranteed corporate securities	47,436	675	(9)	48,102
Corporate securities	1,354,370	12,742	(5,650)	1,361,462
Residential mortgage-backed securities	1,149,536	27,542	(2,072)	1,175,006
Commercial mortgage-backed securities	960,598	21,374	(2,553)	979,419
Collateralized loan and debt obligations(1)	247,510	1,449	(948)	248,011
Asset-backed securities	411,529	2,265	(573)	413,221
Total fixed maturity investments	5,032,506	75,692	(15,617)	5,092,581
Short-term investments	9,015	—	(1)	9,014
Total fixed income investments	$5,041,521	$75,692	$(15,618)	$5,101,595
Equity securities
Equity investments	$176,167	$29,660	$(3,292)	$202,535
Emerging market debt funds	60,826	—	(676)	60,150
Convertible funds	46,331	—	(220)	46,111
Preferred equity investments	13,858	2,022	(44)	15,836
Short-term fixed income funds	6,740	—	(4)	6,736
Total equity securities	$303,922	$31,682	$(4,236)	$331,368

(1)	Balances include amounts related to collateralized debt obligations held with total fair values of $15.2 million.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following tables summarize, for all available for sale securities in an unrealized loss position at September 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	Less than 12 months		12 months or greater		Total
September 30, 2015	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(438)	$71,512	$(920)	$21,859	$(1,358)	$93,371
U.S. state and municipal securities	(44)	2,311	(64)	708	(108)	3,019
Foreign government securities	(442)	24,977	(80)	4,558	(522)	29,535
Government guaranteed corporate securities	(11)	1,737	—	—	(11)	1,737
Corporate securities	(5,687)	493,115	(1,157)	44,942	(6,844)	538,057
Residential mortgage-backed securities	(1,300)	174,347	(1,219)	75,619	(2,519)	249,966
Commercial mortgage-backed securities	(1,853)	214,560	(1,500)	45,802	(3,353)	260,362
Collateralized loan and debt obligations	(1,075)	193,044	(401)	44,551	(1,476)	237,595
Asset-backed securities	(807)	162,488	(192)	17,011	(999)	179,499
Total fixed income investments	$(11,657)	$1,338,091	$(5,533)	$255,050	$(17,190)	$1,593,141
Equity securities
Equity investments	$(40,460)	$321,413	$—	$—	$(40,460)	$321,413
Emerging market debt funds	(3,021)	58,853	—	—	(3,021)	58,853
Convertible funds	(477)	45,854	—	—	(477)	45,854
Preferred equity investments	(326)	9,027	—	—	(326)	9,027
Short-term fixed income fund	(1)	4,924	—	—	(1)	4,924
Total equity securities	$(44,285)	$440,071	$—	$—	$(44,285)	$440,071

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive (loss) income at September 30, 2015.

As of September 30, 2015, 920 available for sale securities were in an unrealized loss position aggregating $61.5 million. Of those, 140 securities with aggregated unrealized losses of $5.5 million had been in a continuous unrealized loss position for twelve months or greater.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.

	Less than 12 months		12 months or greater		Total
December 31, 2014	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value
Fixed maturity investments
U.S. government and agencies securities	$(481)	$155,350	$(1,549)	$45,993	$(2,030)	$201,343
U.S. state and municipal securities	(47)	3,295	(71)	6,841	(118)	10,136
Foreign government securities	(1,378)	37,904	(286)	4,306	(1,664)	42,210
Government guaranteed corporate securities	(9)	4,598	—	—	(9)	4,598
Corporate securities	(4,023)	533,139	(1,627)	84,278	(5,650)	617,417
Residential mortgage-backed securities	(260)	62,832	(1,812)	108,899	(2,072)	171,731
Commercial mortgage-backed securities	(1,068)	180,222	(1,485)	78,412	(2,553)	258,634
Collateralized loan and debt obligations	(876)	176,439	(72)	6,491	(948)	182,930
Asset-backed securities	(415)	199,205	(158)	19,095	(573)	218,300
Total fixed maturity investments	(8,557)	1,352,984	(7,060)	354,315	(15,617)	1,707,299
Short-term investments	(1)	1,953	—	—	(1)	1,953
Total fixed income investments	$(8,558)	$1,354,937	$(7,060)	$354,315	$(15,618)	$1,709,252
Equity securities
Equity investments	$(3,292)	$53,591	$—	$—	$(3,292)	$53,591
Emerging market debt funds	(676)	60,150	—	—	(676)	60,150
Convertible funds	(220)	46,111	—	—	(220)	46,111
Preferred equity investments	(44)	4,449	—	—	(44)	4,449
Short-term fixed income fund	(4)	6,736	—	—	(4)	6,736
Total equity securities	$(4,236)	$171,037	$—	$—	$(4,236)	$171,037

(1)	Gross unrealized losses include unrealized losses on non-OTTI and non-credit OTTI securities recognized in accumulated other comprehensive (loss) income at December 31, 2014.
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
The increase in gross unrealized losses on the Company's fixed income investments at September 30, 2015 compared to December 31, 2014 was primarily due to widening of credit spreads and broad equity market declines during the nine months ended September 30, 2015. At September 30, 2015, the Company did not have the intent to sell any of the remaining fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell those securities in an unrealized loss position. The Company has the ability and intent to hold its equity securities until recovery; therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at September 30, 2015.
Other Investments
The Company is involved in the normal course of business with variable interest entities ("VIEs") as a passive investor in residential and commercial mortgage-backed securities and through its interests in various other investments that are structured as limited partnerships considered to be third party VIEs. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. The Company determined that it was not the primary beneficiary for any of these investments as of September 30, 2015. The Company believes its exposure to loss with respect to these investments is generally limited to the investment carrying amounts reported in the Company's Unaudited Condensed Consolidated Balance Sheets and any unfunded investment commitments.
Collateralized Reinsurance Entities
As of September 30, 2015, the Company owned 33.3% of the BCRH's common shares. BCRH is considered a VIE under U.S. generally accepted accounting principles ("U.S. GAAP") and the Company has determined that it is BCRH's primary beneficiary. As a result, the Company fully consolidates the assets, liabilities and operations of BCRH and its subsidiaries within its Unaudited Condensed Consolidated Financial Statements. The interests in BCRH and its subsidiaries that the Company fully consolidates that are attributable to third-party investors are reported within the Company's Unaudited Condensed Consolidated Financial Statements as non-controlling interests. The Company reassesses its VIE determination with respect to BCRH on an ongoing basis.
As of September 30, 2015, the Company owned 25.1% of the BCGR Listed Fund's ordinary shares. The BCGR Listed Fund is considered a "voting interest entity" under U.S. GAAP and, because the Company owns less than 50% of its outstanding ordinary shares, the Company does not consolidate the BCGR Listed Fund's assets, liabilities or operations within its consolidated financial statements.  However, the BCGR Cell and Blue Water Re Ltd. ("Blue Water Re"), the Company's wholly-owned Bermuda-based special purpose insurance vehicle, are considered VIEs under U.S. GAAP and the Company has determined that it is the primary beneficiary of these entities. Therefore, as funds held in the BCGR Listed Fund are deployed into the BCGR Cell, and ultimately into Blue Water Re, they are included in the Company's consolidated financial statements. Conversely, as funds previously deployed by the BCGR Listed Fund and the BCGR Cell into Blue Water Re are returned to the BCGR Listed Fund, they are no longer included in the Company's consolidated financial statements. The interests in the BCGR Cell and Blue Water Re that the Company fully consolidates which are attributable to third-party investors are reported within the Company's consolidated financial statements as non-controlling interests. The Company reassesses its VIE determinations with respect to the BCGR Cell and Blue Water Re on an ongoing basis.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

3.	Investments, cont'd.
The following table summarizes the movements in the non-controlling interests balance during the three months ended September 30, 2015:

Three Months Ended September 30,
2015
Non-controlling interests acquired July 31, 2015	$258,529
Income attributable to third-party investments in the BCGR Cell	821
Income attributable to third-party investments in BCRH	1,886
Net income attributable to non-controlling interests	2,707
Net third-party investments in BCRH	(7)
Dividends declared by BCRH attributable to non-controlling interests	(1,755)
Non-controlling interests - ending balance	$259,474

4.	Fair value measurement
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

•
Debt – Outstanding debt consists of the Company's 6.15% Senior Notes due October 15, 2015 (which were repaid by the Company upon maturity), the 7.0% Senior Notes due July 15, 2034, the 4.7% Senior Notes due October 15, 2022 (the "Senior Notes") and the Trust Preferred Securities. The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of the Senior Notes and the Trust Preferred Securities are classified in Level 2.

The carrying values of cash and cash equivalents, accrued investment income, net receivable on sales of investments, net payable on purchases of investments, the amount outstanding under the BCRH Credit Agreement and other financial instruments not described above approximated their fair values at September 30, 2015 and December 31, 2014.
Transfers between levels are assumed to occur at the end of each period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company's fixed maturity investments, equity securities, short-term investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at September 30, 2015:

	Fair Value Measurements at September 30, 2015
	Total at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Fixed maturity investments
U.S. government and agencies securities	$806,143	$48,589	$757,554	$—
U.S. state and municipal securities	28,936	—	28,936	—
Foreign government securities	157,212	—	157,212	—
Government guaranteed corporate securities	65,930	—	65,930	—
Corporate securities	1,878,766	—	1,750,877	127,889
Residential mortgage-backed securities	1,222,805	—	1,222,680	125
Commercial mortgage-backed securities	837,772	—	835,321	2,451
Collateralized loan and debt obligations	418,875	—	415,964	2,911
Asset-backed securities	611,736	—	611,736	—
Total fixed maturity investments	6,028,175	48,589	5,846,210	133,376
Equity securities
Equity investments	369,525	239,188	130,337	—
Emerging market debt funds	58,853	—	58,853	—
Convertible funds	45,854	—	45,854	—
Preferred equity investments	19,028	—	19,028	—
Short-term fixed income fund	4,925	4,925	—	—
Total equity securities	498,185	244,113	254,072	—
Short-term investments	364,938	—	364,938	—
Other investments	842,446	—	—	842,446
Other assets (see Note 7)	80,395	—	60,218	20,177
Total assets	$7,814,139	$292,702	$6,525,438	$995,999
Liabilities
Other liabilities (see Note 7)	$53,534	$—	$33,809	$19,725
Debt	968,248	—	968,248	—
Total liabilities	$1,021,782	$—	$1,002,057	$19,725
During the three months ended September 30, 2015, $128.9 million of investments, consisting primarily of corporate securities and $232.1 million of other investments acquired from Montpelier were transferred into Level 3 as no observable inputs were available. No securities were transferred out of Level 3 to Level 2 during the period.
During the nine months ended September 30, 2015, $130.9 million of investments, consisting primarily of corporate securities and $232.1 million of other investments acquired from Montpelier were transferred into Level 3 as no observable inputs were available, and $9.2 million of primarily asset-backed and commercial mortgage-backed securities were transferred out of Level 3 to Level 2 during the period as market activity for these securities increased and observable inputs became available.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following table sets forth the Company’s fixed maturity investments, equity securities, short-term investments, other investments, other assets and liabilities and debt categorized by the level within the hierarchy in which the fair value measurements fall at December 31, 2014:

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
Level 3 assets represented 12.7% and 9.5% of the Company's total available for sale and trading investments, other investments and derivative instruments at September 30, 2015 and December 31, 2014, respectively. Level 3 securities are primarily comprised of corporate securities, mortgage-backed securities, collateralized loan and debt obligations, asset-backed securities, investments in alternative and specialty funds, classified as other investments, and weather derivatives. The NAV used to measure the fair value of the Company's other investments are generally derived from the underlying investments held within the funds. Although the Company does not have direct access to detailed financial information related to the underlying investments of the funds, the Company obtains and reviews fund financial statements, internal control review reports, and industry benchmarking reports to determine the reasonability of the NAV of the funds. There were no material changes in the Company's valuation techniques for the nine months ended September 30, 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
Other assets and other liabilities measured at fair value at September 30, 2015 include assets of $20.2 million (2014 - $25.6 million) and liabilities of $19.7 million (2014 - $35.4 million) related to proprietary, non-exchange traded derivative-based risk management products used in the Company's weather risk management business, and hedging and trading activities related to these risks. In instances where market prices are not available, the Company may use industry or internally developed valuation techniques such as historical analysis and simulation modeling to determine fair value and are considered Level 3.
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
Below is a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of the net weather and energy related derivative assets and liabilities classified in Level 3 that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative assets	$452	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$2,200	$10,600	Actual
			Commodity curve	$—	$13	Actual

	December 31, 2014
	Fair Value (Level 3)	Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average or Actual
	(U.S. dollars in thousands, except for correlation)
Net weather and energy related derivative liabilities	$9,751	Historical Analysis and Simulation	Correlation	0	1	Actual
			Weather curve	$(828)	$2,500	Actual
			Commodity curve	$—	$13	Actual
There were no impairment losses on Level 3 securities recognized in earnings for the three and nine months ended September 30, 2015 or 2014.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$4,707	$623,868	$23,691	$652,266	$(22,184)
Total equity income and realized gains included in earnings	—	10,031	—	10,031	—
Total equity losses and losses included in earnings	(24)	(22,463)	—	(22,487)	—
Total income included in other underwriting income (loss)	—	—	1,589	1,589	14,745
Total loss included in other underwriting income (loss)	—	—	(11,794)	(11,794)	(2,552)
Change in unrealized gains included in other comprehensive (loss) income	85	—	—	85	—
Change in unrealized losses included in other comprehensive (loss) income	(35)	—	—	(35)	—
Purchases	—	12,116	1,250	13,366	(737)
Issues	—	—	5,441	5,441	(9,058)
Sales	(237)	(13,243)	—	(13,480)	—
Settlements	—	—	—	—	61
Transfers in to Level 3	128,880	232,137	—	361,017	—
Transfers out of Level 3	—	—	—	—	—
Level 3, end of period	$133,376	$842,446	$20,177	$995,999	$(19,725)

	Three Months Ended September 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$9,515	$648,642	$10,992	$669,149	$(10,284)
Total equity income and realized gains included in earnings	9	10,913	—	10,922	—
Total equity losses and losses included in earnings	(6)	(12,698)	—	(12,704)	—
Total income included in other underwriting income (loss)	—	—	3,180	3,180	4,794
Total loss included in other underwriting income (loss)	—	—	(5,235)	(5,235)	(3,719)
Change in unrealized gains included in other comprehensive (loss) income	245	—	—	245	—
Change in unrealized losses included in other comprehensive (loss) income	(104)	—	—	(104)	—
Purchases	842	26,190	1,501	28,533	(751)
Issues	—	—	7,331	7,331	(10,917)
Sales	(545)	(14,369)	—	(14,914)	—
Settlements	—	—	(2,947)	(2,947)	4,961
Transfers in to Level 3	2,198	—	—	2,198	—
Transfers out of Level 3	(4,961)	—	—	(4,961)	—
Level 3, end of period	$7,193	$658,678	$14,822	$680,693	$(15,916)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

4.	Fair value measurement, cont'd.
The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$12,290	$541,454	$25,615	$579,359	$(35,366)
Total equity income and realized gains included in earnings	113	45,049	—	45,162	—
Total equity losses and losses included in earnings	(35)	(41,523)	—	(41,558)	—
Total income included in other underwriting income (loss)	—	—	7,184	7,184	35,610
Total loss included in other underwriting income (loss)	—	—	(24,788)	(24,788)	(9,772)
Change in unrealized gains included in other comprehensive (loss) income	109	—	—	109	—
Change in unrealized losses included in other comprehensive (loss) income	(228)	—	—	(228)	—
Purchases	—	115,095	1,250	116,345	(737)
Issues	—	—	17,774	17,774	(27,806)
Sales	(547)	(49,766)	—	(50,313)	—
Settlements	—	—	(6,858)	(6,858)	18,346
Transfers in to Level 3	130,850	232,137	—	362,987	—
Transfers out of Level 3	(9,176)	—	—	(9,176)	—
Level 3, end of period	$133,376	$842,446	$20,177	$995,999	$(19,725)

	Nine Months Ended September 30, 2014
	Fixed maturity investments	Other investments	Other assets	Total assets	Other liabilities
Level 3, beginning of period	$7,328	$617,478	$14,038	$638,844	$(19,569)
Total equity income and realized gains included in earnings	62	46,385	—	46,447	—
Total equity losses and losses included in earnings	(32)	(23,844)	—	(23,876)	—
Total income included in other underwriting income (loss)	—	—	18,396	18,396	24,842
Total loss included in other underwriting income (loss)	—	—	(23,845)	(23,845)	(20,672)
Change in unrealized gains included in other comprehensive income (loss)	445	—	—	445	—
Change in unrealized losses included in other comprehensive income (loss)	(255)	—	—	(255)	—
Purchases	842	52,731	1,501	55,074	(751)
Issues	—	—	10,912	10,912	(18,080)
Sales	(1,585)	(34,072)	—	(35,657)	—
Settlements	—	—	(6,180)	(6,180)	18,314
Transfers in to Level 3	7,201	—	—	7,201	—
Transfers out of Level 3	(6,813)	—	—	(6,813)	—
Level 3, end of period	$7,193	$658,678	$14,822	$680,693	$(15,916)

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

5.     Earnings per share
The two-class method utilized by the Company is an earnings allocation formula that determines earnings per share for the holders of Endurance Holdings' ordinary shares (also referred to as "common shares") and participating common shares, which includes unvested restricted shares and restricted share units that receive cash dividends, according to dividends declared and participation rights in undistributed earnings. Net income available to Endurance Holdings common and participating common shareholders is reduced by the amount of dividends declared in the current period and by the contractual amount of dividends that must be paid for the current period related to the Company's common and participating common shares. Any remaining undistributed earnings are allocated to the common and participating common shareholders to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In periods of loss, no losses are allocated to participating common shareholders. Instead, all such losses are allocated solely to the common shareholders.
Basic earnings per Endurance Holdings common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares excludes any dilutive effect of outstanding options and convertible securities such as unvested restricted shares and restricted share units.
Diluted earnings per Endurance Holdings common share are based on the weighted average number of common shares and assumes the exercise of all dilutive stock options and the vesting or conversion of all convertible securities such as unvested restricted shares and restricted share units using the two-class method described above.
The following table sets forth the computation of basic and diluted earnings per Endurance Holdings common share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income available to Endurance Holdings common and participating common shareholders	$43,635	$68,046	$219,944	$239,313
Less amount allocated to participating common shareholders(1)	(1,251)	(1,930)	(6,442)	(6,907)
Net income allocated to Endurance Holdings common shareholders	$42,384	$66,116	$213,502	$232,406
Denominator:
Weighted average shares - basic	57,923,044	43,464,790	48,453,368	43,332,461
Share equivalents:
Options	111,760	45,625	137,366	23,237
Restricted shares and restricted share units	11,344	—	1,367	94
Weighted average shares - diluted	58,046,148	43,510,415	48,592,101	43,355,792
Basic earnings per Endurance Holdings common share	$0.73	$1.52	$4.41	$5.36
Diluted earnings per Endurance Holdings common share	$0.73	$1.52	$4.39	$5.36

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

5.     Earnings per share, cont'd.
Endurance Holdings declared a dividend of $0.484375 per Series A preferred share and $0.468750 per Series B preferred share on August 17, 2015 (2014 - Series A: $0.484375, Series B: $0.468750). The Series A and Series B preferred share dividends were paid on September 15, 2015 to shareholders of record on August 31, 2015. Endurance Holdings also declared a dividend of $0.35 per common share on August 17, 2015 (2014 - $0.34). The dividend was paid on September 30, 2015 to shareholders of record on September 15, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividends declared per Series A preferred share	$0.484375	$0.484375	$1.453125	$1.453125
Dividends declared per Series B preferred share	$0.468750	$0.468750	$1.406250	$1.406250
Dividends declared per common share	$0.35	$0.34	$1.05	$1.02

6.	Accumulated other comprehensive (loss) income
The following tables present the changes in accumulated other comprehensive (loss) income balances by component for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,722)	$43,610	$(4,923)	$36,965
Other comprehensive (loss) income before reclassifications	—	(18,258)	(15,625)	(33,883)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	22	(11,648)	—	(11,626)
Net current period other comprehensive (loss) income	22	(29,906)	(15,625)	(45,509)
Ending balance	$(1,700)	$13,704	$(20,548)	$(8,544)
(1)All amounts are net of tax.

	For the Three Months Ended September 30, 2014
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,810)	106,989	$30,859	$136,038
Other comprehensive (loss) income before reclassifications	—	(25,446)	(20,404)	(45,850)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	22	(8,911)	—	(8,889)
Net current period other comprehensive (loss) income	22	(34,357)	(20,404)	(54,739)
Ending balance	$(1,788)	$72,632	$10,455	$81,299
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive (loss) income, cont'd.
The following tables present the changes in accumulated other comprehensive (loss) income balances by component for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30, 2015
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,766)	$86,100	$(7,628)	$76,706
Other comprehensive (loss) income before reclassifications	—	(35,195)	(12,920)	(48,115)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	66	(37,201)	—	(37,135)
Net current period other comprehensive (loss) income	66	(72,396)	(12,920)	(85,250)
Ending balance	$(1,700)	$13,704	$(20,548)	$(8,544)
(1)All amounts are net of tax.

	For the Nine Months Ended September 30, 2014
	Losses on cash flow hedges	Unrealized (losses) gains on available for sale securities	Foreign currency translation adjustments	Total
Beginning balance	$(1,855)	$45,950	$18,636	$62,731
Other comprehensive (loss) income before reclassifications	—	41,895	(8,181)	33,714
Amounts reclassified from accumulated other comprehensive (loss) income(1)	67	(15,213)	—	(15,146)
Net current period other comprehensive (loss) income	67	26,682	(8,181)	18,568
Ending balance	$(1,788)	$72,632	$10,455	$81,299
(1)All amounts are net of tax.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive (loss) income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive (loss) income during the three months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(11,871)	Net realized and unrealized gains
	38	Net impairment losses recognized in earnings
	(11,833)	Total before income taxes
	185	Income tax expense
	$(11,648)	Total net of income taxes

Three Months Ended September 30, 2014
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$22	Interest expense
	22	Total before income taxes
	—	Income tax expense
	$22	Total net of income taxes

Unrealized gains on available for sale securities	$(9,208)	Net realized and unrealized gains
	102	Net impairment losses recognized in earnings
	(9,106)	Total before income taxes
	195	Income tax expense
	$(8,911)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

6.	Accumulated other comprehensive (loss) income, cont'd.
The following tables present the significant items reclassified out of accumulated other comprehensive (loss) income during the nine months ended September 30, 2015 and 2014:

Nine Months Ended September 30, 2015
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$66	Interest expense
	66	Total before income taxes
	—	Income tax expense
	$66	Total net of income taxes

Unrealized gains on available for sale securities	$(39,230)	Net realized and unrealized gains
	1,111	Net impairment losses recognized in earnings
	(38,119)	Total before income taxes
	918	Income tax expense
	$(37,201)	Total net of income taxes

Nine Months Ended September 30, 2014
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the Condensed Consolidated Statements of Income and Comprehensive Income
Losses on cash flow hedges - Debt	$67	Interest expense
	67	Total before income taxes
	—	Income tax expense
	$67	Total net of income taxes

Unrealized gains on available for sale securities	$(15,539)	Net realized and unrealized gains
	411	Net impairment losses recognized in earnings
	(15,128)	Total before income taxes
	(85)	Income tax benefit
	$(15,213)	Total net of income taxes

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives
The Company regularly transacts in certain derivative-based weather risk management products primarily to address weather and energy risks on behalf of third parties. The markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Generally, the Company's current portfolio of such derivative contracts is of short duration and such contracts are predominantly seasonal in nature. The Company also invests a portion of its investments with third party investment managers with investment guidelines that permit the use of derivative instruments. The Company may enter derivative transactions directly or as part of strategies employed by its external investment managers.
The Company's derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value and gains and losses recognized in net realized and unrealized gains, net foreign exchange losses and other underwriting income (loss) in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income.
The Company's derivatives are not designated as hedges under current accounting guidance.
The Company's objectives for holding these derivatives are as follows:
Interest Rate Futures, Swaps, Swaptions and Options - to manage exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk through modification of the portfolio composition and duration.
Industry Loss Warranty ("ILW") Swaps - to manage underwriting risk. The Company has entered into ILW swap contracts which provide reinsurance-like protection to the Company for specific loss events associated with certain lines of its business. The Company has also sold ILW protection, which provides reinsurance-like protection to third parties for specific loss events.
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
LIBOR Swap – to establish future net cash flows in connection with the Trust Preferred Securities for the five-year period beginning March 30, 2012 as if these securities bore interest at a fixed rate of 4.905%. See Note 12, Debt and financing arrangements.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
The fair values and the related notional values of derivatives at September 30, 2015 and December 31, 2014 are shown below.

	September 30, 2015		December 31, 2014
	Fair Value	Notional Principal Amount	Fair Value	Notional Principal Amount
Derivatives recorded in other assets
Foreign exchange forward contracts	$663	$49,845	$651	$42,694
Credit default swaps	17	4,290	—	—
Interest rate swaps	156	4,000	—	—
Interest rate futures	8	54,659	7	7,595
ILWs	536	12,500	—	—
TBAs	58,838	55,000	73,231	70,000
Energy and weather contracts	20,177	70,143	25,615	81,624
Total recorded in other assets	$80,395		$99,504
Derivatives recorded in other liabilities
Foreign exchange forward contracts	$418	$24,832	$123	$20,945
Credit default swaps	322	6,600	—	—
Interest rate swaps	198	40,100	20	12,549
Interest rate swaptions	—	—	9	13,100
Interest rate futures	3	9,762	—	—
ILWs	1,120	19,500	—	—
LIBOR swap	738	100,000	—	—
TBAs	31,010	29,000	18,820	18,000
Energy and weather contracts	19,725	112,435	35,366	135,050
Total recorded in other liabilities	$53,534		$54,338
Net derivative asset	$26,861		$45,166
At September 30, 2015, the Company's derivative assets of $80.4 million (December 31, 2014 - $99.5 million) and liabilities of $53.5 million (December 31, 2014 - $54.3 million) are subject to master netting agreements, which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. At September 30, 2015 and December 31, 2014, interest rate futures were not subject to a master netting agreement. At September 30, 2015 and December 31, 2014, the Company's other derivative instruments were recorded on a gross basis in the Unaudited Condensed Consolidated Balance Sheets.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

7.	Derivatives, cont'd.
The gains and losses on the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for derivatives for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total gain included in net foreign exchange losses from foreign exchange forward contracts	$155	$1,214	$1,281	$815
Interest rate futures	(78)	—	17	136
Credit default swaps	(143)	6	(134)	20
Interest rate swaps	(705)	384	(940)	(698)
Interest rate swaptions	28	(3)	56	425
ILWs	(652)	—	(652)	—
LIBOR swap	(173)	—	(173)	—
TBAs	(82)	193	531	2,649
Total (losses) gains included in net realized and unrealized gains	(1,805)	580	(1,295)	2,532
Total gain included in other underwriting income (loss) from energy and weather contracts	1,988	1,784	8,030	1,486
Total gains from derivatives	$338	$3,578	$8,016	$4,833

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
Performance-Based Restricted Shares
Commencing in March 2015, the Company issued performance-based restricted shares to certain of its senior executives under its 2007 Equity Incentive Plan (the "2007 Plan"). The performance-based restricted shares represent the right to receive a specified number of ordinary shares in the future, based upon the achievement of pre-established performance criteria during the applicable performance period. Performance-based restricted shares granted to employees vest three years after the date of grant. The number of performance-based restricted shares that will ultimately vest is based upon the actual performance of the Company compared to the performance of a peer group of publicly-traded companies.
Performance-based restricted shares are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases of death, disability, termination of employment in connection with a change in control or retirement. In the case of death, disability or change in control, 50% of the performance-based restricted shares will vest upon the date of death or disability or termination of employment in connection with a change in control. Where an employee meets certain retirement eligibility criteria, the performance-based restricted shares will continue to vest post-employment, subject to compliance with certain non-competition obligations.
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
Time-Based Restricted Shares
The Company has issued time-based restricted shares to employees and non-employee directors of the Company's Board of Directors under the 2007 Plan. Restricted shares granted to employees generally vest pro-rata over a four-year period. Restricted shares are forfeited upon departure from the Company for any reason prior to the applicable vesting date other than in cases where an employee meets certain retirement eligibility criteria that allow for continuing post-employment vesting of restricted shares, subject to compliance with certain non-competition obligations.
Restricted shares granted to non-employee directors vest twelve months following the date of grant and are forfeited upon departure of the non-employee director from the Company's Board of Directors for any reason prior to the applicable vesting date.
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
On July 31, 2015, following the completion of the Company's acquisition of Montpelier, outstanding Montpelier restricted share units were assumed by the Company and adjusted to represent the right to receive 0.472 of the Company's ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of the Company's ordinary shares.
The fair value of the restricted share units granted or assumed is equal to the fair market value of the Company's ordinary shares on the grant or assumption date, as applicable. Compensation equal to the fair market value of the restricted share units at the measurement date is amortized and charged to income over the vesting period.
Summary of Stock-Based Employee Compensation Activity
No options were granted, vested or expired during the quarters ended September 30, 2015 or September 30, 2014. During the quarter ended September 30, 2015, 480,000 options were exercised. No options were exercised during the quarter ended September 30, 2014. The total intrinsic value of options exercised during the quarter ended September 30, 2015 was $9.5 million. The Company received proceeds of $23.1 million from the exercise of options during the quarter ended September 30, 2015. The Company issued new ordinary shares in connection with the exercise of the above options. For the quarter ended September 30, 2015, compensation costs recognized in earnings for all options totaled $0.3 million (2014 - $0.6 million). At September 30, 2015, compensation costs not yet recognized related to unvested stock options was $1.3 million (2014 - $3.2 million).
No options were granted or expired during the nine months ended September 30, 2015 or September 30, 2014. During the nine months ended September 30, 2015, 480,000 options were exercised. During the nine months ended September 30, 2014, 15,000 options were exercised. During the nine months ended September 30, 2015, 160,000 (2014 - 160,000) options vested. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was $9.5 million. The Company received proceeds of $23.1 million from the exercise of options during the nine months ended September 30, 2015. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $0.3 million. The Company received proceeds of $0.5 million from the exercise of options during the nine months ended September 30, 2014. The Company issued new ordinary shares in connection with the exercise of the above options. For the nine months ended September 30, 2015, compensation costs recognized in earnings for all options totaled $1.3 million (2014 - $2.5 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

8.	Stock-based employee compensation and other stock plans, cont'd.
A summary of the restricted share and restricted share unit activity during the nine months ended September 30, 2015, is presented below:

	Number of Shares/Units	Aggregate Intrinsic Value
Unvested, beginning of period	1,290,894
Granted and assumed	1,360,981
Settled	(776,614)
Forfeited	(17,701)
Unvested, end of period	1,857,560
Outstanding, end of period	1,857,560	$113,367
During the quarter ended September 30, 2015, the Company granted an aggregate of 14,703 (2014 – 39,080) restricted shares and restricted share units under the 2007 Plan, and assumed 841,926 (2014 - nil) outstanding Montpelier restricted share units, adjusted to represent the right to receive 0.472 of the Company's ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of ordinary shares. The restricted shares and restricted share units granted and assumed had weighted average grant date fair values of $59.4 million (2014 - $2.1 million). During the quarter ended September 30, 2015, the aggregate fair value of restricted shares that vested was $23.0 million (2014 - $0.2 million). For the quarter ended September 30, 2015, compensation costs recognized in earnings for all restricted shares and restricted share units were $28.1 million (2014 - $5.7 million), including $20.4 million related to RSUs assumed from Montpelier. At September 30, 2015, compensation costs not yet recognized related to unvested restricted shares and restricted share units was $32.0 million (2014 - $27.7 million).
During the nine months ended September 30, 2015, the Company granted an aggregate of 519,055 (2014 – 472,497) restricted shares and restricted share units under the 2007 Plan, and assumed 841,926 (2014 - nil) outstanding Montpelier restricted share units, adjusted to represent the right to receive 0.472 of the Company's ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of ordinary shares. The restricted shares and restricted share units granted and assumed had weighted average grant date fair values of $89.4 million (2014 - $24.8 million). During the nine months ended September 30, 2015, the aggregate fair value of restricted shares and restricted share units that vested was $44.7 million (2014 - $18.7 million), including $20.4 million related to RSUs assumed from Montpelier. For the nine months ended September 30, 2015, compensation costs recognized in earnings for all restricted shares and restricted share units were $45.0 million (2014 - $21.5 million).
Employee Share Purchase Plan
The Company also has an Employee Share Purchase Plan ("2005 Employee Share Purchase Plan" and subsequently "2015 Employee Share Purchase Plan") under which employees of Endurance Holdings and certain of its subsidiaries may purchase the Company's ordinary shares. For the three and nine months ended September 30, 2015, total expenses related to the Company’s 2005 and 2015 Employee Share Purchase Plans were approximately $76,000 (2014 - $62,000) and $220,000 (2014 - $172,000), respectively.
The 2005 Employee Share Purchase Plan was scheduled to terminate in accordance with its terms on October 1, 2015. On February 26, 2015, the Compensation Committee of the Company's Board of Directors approved a new employee share purchase plan ("2015 Employee Share Purchase Plan"), which was approved by the Company's shareholders at its Annual General Meeting of Shareholders held on May 20, 2015. The Company ceased offering and issuing new shares under the 2005 Employee Share Purchase Plan on June 30, 2015 and began offering and issuing new shares under the 2015 Employee Share Purchase Plan after July 1, 2015.

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
•Casualty and other specialty
•Professional lines
•Property, marine and energy
Reinsurance segment lines of business
•Catastrophe
•Property
•Casualty
•Professional lines
•Specialty
Management measures Insurance and Reinsurance segment results on the basis of the combined ratio, which is obtained by dividing the sum of the net losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. When purchased within a single line of business, ceded reinsurance and recoveries are accounted for within that line of business. When purchased across multiple lines of business, ceded reinsurance and recoveries are allocated to the lines of business in proportion to the related risks assumed. The Company does not manage its assets by segment; accordingly, investment income and total assets are not allocated to the individual business segments. General and administrative expenses incurred by the segments are allocated directly. Remaining general and administrative expenses not incurred by the segments are classified as corporate expenses and are not allocated to the individual business segments. Ceded reinsurance and recoveries are recorded within the business segment to which they apply.
The underwriting results of Montpelier are included in the Company's segment results from August 1, 2015.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of segment revenues, results, reserves for losses and loss expenses and goodwill for the three months ended September 30, 2015:

	Three Months Ended September 30, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$448,563	$194,034	$642,597
Ceded premiums written	(273,626)	(32,281)	(305,907)
Net premiums written	174,937	161,753	336,690
Net premiums earned	234,143	322,860	557,003
Other underwriting income	—	227	227
	234,143	323,087	557,230
Expenses
Net losses and loss expenses	139,141	124,852	263,993
Acquisition expenses	24,375	66,082	90,457
General and administrative expenses	31,880	28,913	60,793
	195,396	219,847	415,243
Underwriting income	$38,747	$103,240	141,987

Net investment income			16,533
Corporate expenses			(74,308)
Net foreign exchange losses			(8,621)
Net realized and unrealized gains			5,029
Net impairment losses recognized in earnings			(38)
Amortization of intangibles			(11,318)
Interest expense			(12,324)
Income before income taxes			$56,940

Net loss ratio	59.5%	38.6%	47.4%
Acquisition expense ratio	10.4%	20.5%	16.2%
General and administrative expense ratio	13.6%	9.0%	24.3%	(1)
Combined ratio	83.5%	68.1%	87.9%

Reserve for losses and loss expenses	$2,442,821	$2,047,015	$4,489,836
Goodwill	$85,179	$92,247	$177,426
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of segment revenues, results, reserves for losses and loss expenses and goodwill for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$420,343	$205,767	$626,110
Ceded premiums written	(222,704)	(13,300)	(236,004)
Net premiums written	197,639	192,467	390,106
Net premiums earned	253,583	261,312	514,895
Other underwriting income	—	2,123	2,123
	253,583	263,435	517,018
Expenses
Net losses and loss expenses	196,677	93,592	290,269
Acquisition expenses	20,170	73,222	93,392
General and administrative expenses	40,401	28,545	68,946
	257,248	195,359	452,607
Underwriting (loss) income	$(3,665)	$68,076	64,411

Net investment income			25,357
Corporate expenses			(11,969)
Net foreign exchange losses			(783)
Net realized and unrealized gains			9,788
Net impairment losses recognized in earnings			(102)
Amortization of intangibles			(1,623)
Interest expense			(13,127)
Income before income taxes			$71,952

Net loss ratio	77.5%	35.8%	56.4%
Acquisition expense ratio	8.0%	28.0%	18.1%
General and administrative expense ratio	15.9%	11.0%	15.7%	(1)
Combined ratio	101.4%	74.8%	90.2%

Reserve for losses and loss expenses	$2,134,985	$1,762,498	$3,897,483
Goodwill	$47,925	$43,401	$91,326
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the three months ended September 30, 2015 and 2014:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2015	2015	2014	2014
Insurance
Agriculture	$156,145	$29,634	$188,011	$103,536
Casualty and other specialty	128,509	64,490	115,895	50,750
Professional lines	80,069	37,479	62,631	20,216
Property, marine and energy	83,840	43,334	53,806	23,137
Total Insurance	448,563	174,937	420,343	197,639
Reinsurance
Catastrophe	40,660	14,814	47,173	41,157
Property	53,423	52,887	73,807	73,807
Casualty	42,802	42,802	23,409	23,409
Professional lines	31,705	31,705	21,520	21,520
Specialty	25,444	19,545	39,858	32,574
Total Reinsurance	194,034	161,753	205,767	192,467
Total	$642,597	$336,690	$626,110	$390,106

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,653,647	$1,151,566	$2,805,213
Ceded premiums written	(984,372)	(160,114)	(1,144,486)
Net premiums written	669,275	991,452	1,660,727
Net premiums earned	571,467	833,530	1,404,997
Other underwriting income	—	4,022	4,022
	571,467	837,552	1,409,019
Expenses
Net losses and loss expenses	359,136	315,915	675,051
Acquisition expenses	57,960	199,561	257,521
General and administrative expenses	89,289	81,359	170,648
	506,385	596,835	1,103,220
Underwriting income	$65,082	$240,717	305,799

Net investment income			90,646
Corporate expenses			(99,210)
Net foreign exchange losses			(29,154)
Net realized and unrealized gains			32,898
Net impairment losses recognized in earnings			(1,111)
Amortization of intangibles			(14,496)
Interest expense			(30,445)
Income before income taxes			$254,927

Net loss ratio	62.9%	37.9%	48.1%
Acquisition expense ratio	10.1%	23.9%	18.3%
General and administrative expense ratio	15.6%	9.8%	19.2%	(1)
Combined ratio	88.6%	71.6%	85.6%
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Insurance	Reinsurance	Total
Revenues
Gross premiums written	$1,394,145	$1,078,905	$2,473,050
Ceded premiums written	(674,441)	(98,371)	(772,812)
Net premiums written	719,704	980,534	1,700,238
Net premiums earned	616,167	776,532	1,392,699
Other underwriting loss	—	(3,939)	(3,939)
	616,167	772,593	1,388,760
Expenses
Net losses and loss expenses	434,777	291,584	726,361
Acquisition expenses	47,559	196,591	244,150
General and administrative expenses	113,069	73,690	186,759
	595,405	561,865	1,157,270
Underwriting income	$20,762	$210,728	231,490

Net investment income			105,649
Corporate expenses			(53,817)
Net foreign exchange losses			(4,066)
Net realized and unrealized gains			18,071
Net impairment losses recognized in earnings			(411)
Amortization of intangibles			(4,863)
Interest expense			(31,910)
Income before income taxes			$260,143

Net loss ratio	70.6%	37.6%	52.2%
Acquisition expense ratio	7.7%	25.3%	17.5%
General and administrative expense ratio	18.3%	9.5%	17.3%	(1)
Combined ratio	96.6%	72.4%	87.0%
(1) Total general and administrative expense ratio includes general and administrative expenses and corporate expenses.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

9.	Segment reporting, cont'd.
The following table provides gross and net premiums written by line of business for the nine months ended September 30, 2015 and 2014:

	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Business Segment	2015	2015	2014	2014
Insurance
Agriculture	$785,073	$254,771	$796,445	$431,007
Casualty and other specialty	375,247	174,850	291,578	144,038
Professional lines	231,565	105,153	176,061	64,632
Property, marine and energy	261,762	134,501	130,061	80,027
Total Insurance	1,653,647	669,275	1,394,145	719,704
Reinsurance
Catastrophe	304,900	190,579	332,193	243,531
Property	209,683	206,454	283,107	283,015
Casualty	149,032	149,032	139,266	137,669
Professional lines	209,803	209,803	131,256	131,256
Specialty	278,148	235,584	193,083	185,063
Total Reinsurance	1,151,566	991,452	1,078,905	980,534
Total	$2,805,213	$1,660,727	$2,473,050	$1,700,238

10.	Commitments and contingencies
Concentrations of credit risk. The Company's reinsurance recoverables on paid and unpaid losses at September 30, 2015 and December 31, 2014 amounted to $993.3 million and $889.1 million, respectively. At September 30, 2015, substantially all reinsurance recoverables on paid and unpaid losses were due from the U.S. government or from reinsurers rated A- or better by A.M. Best Company Inc. or Standard & Poor's Corporation. At September 30, 2015 and December 31, 2014, the Company held collateral of $320.5 million and $199.7 million, respectively, related to its ceded reinsurance agreements.
Major production sources. The following table shows the percentage of net premiums written generated through the Company’s largest brokers for the nine months ended September 30, 2015 and 2014, respectively:

Broker	2015	2014
Marsh & McLennan Companies, Inc.	24.9%	20.9%
Aon Benfield	15.8%	15.4%
Willis Companies	12.8%	14.2%
Total of largest brokers	53.5%	50.5%
Letters of credit. As of September 30, 2015, the Company had issued letters of credit of $205.1 million (December 31, 2014 – $209.9 million) under its credit facilities and letter of credit reimbursement agreements in favor of certain ceding companies to collateralize obligations.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
Investment commitments. As of September 30, 2015 and December 31, 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $134.6 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2015 and December 31, 2014, the Company had also pledged $232.9 million and $240.0 million of its cash and fixed maturity investments as required to meet collateral obligations for $205.1 million and $209.9 million, respectively, in letters of credit outstanding under its credit facilities and letter of credit reimbursement agreements. In addition, as of September 30, 2015 and December 31, 2014, cash and fixed maturity investments with fair values of $208.9 million and $205.2 million were on deposit with U.S. state regulators, respectively.
The Company is subject to certain commitments with respect to other investments at September 30, 2015 and December 31, 2014. See Note 3, Investments.
Investment assets held in trust. Blue Water Re does not operate with a financial strength rating and, instead, fully collateralizes its reinsurance obligations through cash and cash equivalents held in trust funds established by Blue Water Re (the "Blue Water Trusts") for the benefit of ceding companies. As of September 30, 2015, the fair value of all assets held in the Blue Water Trusts was $436.8 million, which met the minimum values required on that date.
As of September 30, 2015, Blue Capital Re had pledged $194.9 million of its cash and cash equivalents to trust accounts established for the benefit of Blue Water Re pursuant to the BW Retrocessional Agreement (see Note 13). These funds are included in the value of the Blue Water Trusts balance presented above.
Blue Capital Re ILS fully collateralizes its insurance-linked security obligations through cash and cash equivalents held in trust funds established by Blue Capital Re ILS (the "Blue Capital Re ILS Trusts") for the benefit of third parties. As of September 30, 2015, the fair value of all assets held in the Blue Capital Re ILS Trusts was $5.2 million, which met the minimum values required on that date.
During the current quarter ended September 30, 2015, Endurance Bermuda established a multi-beneficiary reinsurance trust (the "Endurance Reinsurance Trust") domiciled in Delaware. The Endurance Reinsurance Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants. As of September 30, 2015, the fair value of all investments held in the Endurance Reinsurance Trust was $20.0 million, which met the minimum value required on that date.
Endurance Bermuda is party to a second multi-beneficiary reinsurance trust (the "Reduced Collateral Trust") domiciled in Delaware. The Reduced Collateral Trust was established as a means of providing statutory credit to Endurance Bermuda's U.S. cedants in connection with a reduction in collateral requirements in certain states. As of September 30, 2015, the fair value of all assets held in the Reduced Collateral Trust was $10.0 million, which met the minimum value required on that date.
Montpelier Reinsurance Ltd. ("Montpelier Re") is party to a reinsurance trust (the "MUSIC Trust"). The MUSIC Trust was established as a means of providing statutory credit to Montpelier U.S. Insurance Company ("MUSIC") in support of the business retained in connection with the 2011 sale by Montpelier of MUSIC to Selective Insurance Group, Inc. As of September 30, 2015, the fair value of all assets held in the MUSIC Trust was $21.5 million, which met the minimum value required on that date.
Montpelier Re is party to a multi-beneficiary Reinsurance Trust (the "Montpelier Reinsurance Trust") domiciled in New York. The Montpelier Reinsurance Trust was established as a means of providing statutory credit to Montpelier Re’s U.S. cedants. As of September 30, 2015, the fair value of all assets held in the Montpelier Reinsurance Trust was $345.8 million, which exceeded the minimum value required on that date.
Montpelier Re is party to a second multi-beneficiary reinsurance trust (the "FL Trust") in connection with a reduction in its Florida's collateral requirements. As of September 30, 2015, the fair value of all assets held in the FL Trust was $26.5 million, which exceeded the minimum value required on that date.
The Company is party to a Lloyd's Deposit Trust Deed (the "Lloyd's Capital Trust") in order to meet Endurance Corporate Capital Limited's ongoing funds at Lloyd's ("FAL") requirements. The minimum value of cash and investments held by the Lloyd’s Capital Trust is determined on the basis of Endurance Corporate Capital Limited's Individual Capital Assessment, which is used to determine the required amount of FAL. As of September 30, 2015, the fair value of all assets held in the Lloyd's Capital Trust was $211.8 million, which met the minimum value required on that date.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

10.	Commitments and contingencies, cont'd.
Premiums received by Syndicate 5151 are required to be received into the Lloyd's Premiums Trust Funds (the "Premiums Trust Funds"). Under the Premiums Trust Funds' deeds, assets may only be used for the payment of claims and valid expenses for a stated period of time. As of September 30, 2015, the fair value of all assets held in the Premiums Trust Funds was $261.2 million. The Company also held cash balances in Syndicate 5151 of $23.6 million.
The Company's investment assets held in trust appear on the Company’s Condensed Consolidated Balance Sheets as cash and cash equivalents, fixed maturity investments and accrued investment income, as appropriate.
Lloyd's New Central Fund. The Lloyd's New Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Lloyd's New Central Fund is funded by an annual levy imposed on members, which is determined annually by Lloyd's as a percentage of each member's written premiums (0.5% with respect to 2015). In addition, the Council of Lloyd's has power to call on members to make an additional contribution to the Lloyd's New Central Fund of up to 3.0% of their underwriting capacity each year should it decide that such additional contributions are necessary. The Company currently estimates that its 2015 obligation to the Lloyd's New Central Fund will be approximately $1.0 million and accrues for this obligation ratably throughout the year on a quarterly basis.
Lloyd's also imposes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of written premiums with respect to 2015) and an overseas business charge, levied as a percentage of gross international premiums (defined as business outside the U.K. and the Channel Islands), with the percentage depending on the type of business written. Lloyd's also has power to impose additional charges under Lloyd's Powers of Charging Byelaw. The Company currently estimates that its 2015 obligation to Lloyd's for such charges will be approximately $1.0 million and accrues for this obligation ratably throughout the year on a quarterly basis.
Reinsurance commitments. In the ordinary course of business, the Company periodically enters into reinsurance agreements that include terms that could require the Company to collateralize certain of its obligations.
Employment agreements. The Company has entered into employment agreements with certain officers that provide for equity incentive awards, executive benefits and severance payments under certain circumstances.
Operating leases. The Company leases office space and office equipment under operating leases. Future minimum lease commitments at September 30, 2015 are as follows:

Twelve months ended September 30,	Amount
2016	$17,657
2017	16,415
2018	16,425
2019	15,825
2020	14,795
2021 and thereafter	30,894
$112,011
Total net lease expense under operating leases for the nine months ended September 30, 2015 was $10.5 million (2014 – $11.6 million).
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

11.	Acquisition of Montpelier
On March 31, 2015, the Company announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of the Company ("Merger Sub"), under which Endurance Holdings, through Merger Sub, acquired all of the outstanding common shares of Montpelier. The acquisition of Montpelier was completed on July 31, 2015 (the "Closing Date").
Prior to the closing of the acquisition, Montpelier was a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. As of the close of trading on July 31, 2015, the common shares of Montpelier ceased trading.
The aggregate consideration for the transaction consisted of the issuance of 20.7 million of the Company’s ordinary shares valued at $1.4 billion and $451.1 million of cash. The cash consideration was funded through a pre-closing dividend from Montpelier of $9.89 per common share, or $451.1 million (the "Special Dividend"). In connection with the acquisition of Montpelier, the Company incurred one-time transaction and integration related expenses of $64.0 million in the three months ended September 30, 2015, which included $14.8 million related to transaction costs, including due diligence, legal, accounting and investment banking fees and expenses, $1.0 million of costs related to the integration of Montpelier and the Company, and $48.2 million of compensation-related costs associated with terminating employees of Montpelier. In the nine months ended September 30, 2015, the Company incurred $68.5 million of one-time transaction and integration related expenses. These expenses have all been reported as a component of corporate expenses.
Purchase price
The Company's total purchase price for Montpelier at July 31, 2015 was calculated as follows:

Consideration paid by Endurance
Number of Montpelier common shares outstanding immediately prior to the closing of the acquisition	43,827,753
Exchange ratio	0.472
Total Company ordinary shares	20,686,699
Company ordinary share closing price on July 31, 2015	$69.49
Total value of Company ordinary shares	$1,437,519
Fair value of restricted share units attributable to service period prior to merger date(1)	$33,327
Total consideration	$1,470,846

Special Dividend paid by Montpelier
Number of Montpelier common shares and restricted share units eligible for special dividend	45,611,810
Special dividend paid per Montpelier common share and restricted share unit	$9.89
Total special dividend consideration paid to Montpelier common shareholders	$451,101

Total consideration received by Montpelier common shareholders	$1,921,947
Less: Special Dividend paid by Montpelier	(451,101)
Net purchase price	$1,470,846
(1) Outstanding Montpelier restricted share units were assumed by the Company and adjusted as of the Closing Date to represent the right to receive 0.472 Company ordinary shares for each outstanding Montpelier restricted share unit rounded down to the next whole number of Company ordinary shares. The fair value of the Montpelier restricted share units was determined based on the closing price of the Company's ordinary shares on the Closing Date. The resulting fair value of the restricted share units was apportioned as purchase consideration based on service provided to Montpelier as of the Closing Date with the remaining fair value of these restricted share units to be recognized prospectively over the restricted share units' remaining vesting period.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Acquisition of Montpelier, cont'd.
Fair value of net assets acquired and liabilities assumed
The purchase price was allocated to the acquired assets and liabilities of Montpelier based on estimated fair values on July 31, 2015, the date the transaction closed, as detailed below. The Company recognized goodwill of $87.6 million primarily attributable to Montpelier's assembled workforce and synergies expected to result upon integration of Montpelier into the Company's operations. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes. The allocation of the purchase price is based on information that was available to management at the time the consolidated financial statements were prepared. The allocation may change as additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair value recorded for these items may be subject to adjustments, which may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill. The Company identified finite lived intangible assets of $293.2 million, which will be amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $57.6 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders' equity of Montpelier at September 30, 2015 as summarized in the table below:

Montpelier shareholders' equity attributable to controlling interest prior to Special Dividend	$1,560,255
Cash and cash equivalents (Special Dividend on Montpelier common shares and Montpelier equity awards)	(451,101)
Adjusted shareholders' equity of Montpelier as of July 31, 2015	1,109,154
Adjustments for fair value, by applicable balance sheet caption:
Assets:
Fixed maturity investments, trading at fair value	(11,100)
Deferred acquisition costs	(91,713)
Reinsurance recoverable on unpaid losses	(675)
Other assets	(12,459)
Liabilities:
Reserve for losses and loss expenses	10,822
Debt	21,123
Deferred tax liability	(18,346)
Equity:
Non-controlling interest	25,615
Total adjustments for fair value by applicable balance sheet caption	(76,733)
Adjustments for fair value of the identifiable intangible assets:
Identifiable indefinite lived intangible assets (insurance licenses, Lloyd's syndicate capacity and asset management agreements)	57,600
Identifiable finite lived intangible assets (non-contractual relationships, Lloyd's syndicate distribution channel, renewal rights, value of business acquired, trademarks and trade names, covenants not to compete and asset management agreements)	293,200
Total adjustments for fair value by applicable balance sheet caption and identifiable intangible assets	274,067
Estimated fair value of net assets acquired and identifiable intangible assets	1,383,221
Total consideration paid by Endurance Holdings	1,470,846
Estimated total consideration over the fair value of net assets acquired assigned to goodwill	$87,625

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Acquisition of Montpelier, cont'd.
An explanation of the significant fair value adjustments is as follows:
•Fixed maturity investments, trading at fair value - To reflect certain investments at fair value;
•Deferred acquisition costs - To eliminate Montpelier's deferred acquisition costs;
•Other assets - To eliminate deferred debt issuance costs related to Montpelier's existing senior notes and to write off Montpelier's fixed assets and goodwill;
•Reserve for losses and loss expenses - To reflect a decrease in net losses and loss expenses due to the addition of a market based risk margin, which represents the cost of capital required by a market participant to assume the net losses and loss expenses of Montpelier, offset by a deduction that represents the discount due to the present value calculation of the unpaid losses and loss expenses based on the expected payout of the net unpaid losses and loss expenses;
•Debt - To reflect Montpelier's existing senior notes and trust preferred securities at fair value using indicative market pricing obtained from third-party service providers;
•Deferred tax liability - To reflect the deferred tax liability on identifiable intangible assets; and
•Identifiable indefinite lived and finite lived intangible assets - To establish the fair value of identifiable intangible assets related to the acquisition of Montpelier described in detail below.
Identifiable intangible assets at July 31, 2015 consisted of the following, and are included in goodwill and other intangible assets on the Company's consolidated balance sheets:

	Amount	Economic Useful Life
Key non-contractual relationships	$71,800	10
Other non-contractual relationships	22,400	3
Trade names	1,800	Various
Insurance licenses	1,900	Indefinite
Non-compete agreements	5,700	Various
Lloyd's syndicate capacity	48,300	Indefinite
Lloyd's syndicate distribution channel	18,400	10
Renewal rights	82,100	15
Value of business acquired	88,400	2
Asset management agreements	10,000	Various
Identifiable intangible assets, before amortization, at July 31, 2015	350,800
Amortization (from July 31, 2015 through September 30, 2015)	(9,734)
Net identifiable intangible assets at September 30, 2015 related to the acquisition of Montpelier	$341,066
The following table reconciles the carrying amount of goodwill from December 31, 2014 to September 30, 2015:

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$91,238
Additions	87,625
Foreign currency translation	(1,437)
Balance at September 30, 2015	$177,426

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Acquisition of Montpelier, cont'd.
An explanation of the identifiable intangible assets is as follows:
•Key non-contractual relationships - these relationships included Montpelier's top brokers and consideration was given to the expectation of the renewal of these relationships and the associated expenses;
•Other non-contractual relationships - these relationships consisted of Montpelier's brokers with the exception of those top brokers previously listed above as key non-contractual relationships and consideration was given to the expectation of the renewal of these relationships and the associated expenses;
•Trade names - represents the value of the Montpelier and Blue Capital brands acquired;
•Insurance licenses - the value of insurance licenses acquired providing the ability to write reinsurance in 15 states of the U.S.;
•Non-compete agreements - represent non-compete agreements with key employees of Montpelier;
•Lloyd's syndicate capacity - the value of Lloyd's syndicate capacity, which represents Montpelier's authorized premium income limit to write insurance business in the Lloyd's marketplace;
•Lloyd's syndicate distribution channel - the value of sales of insurance policies that result directly from relationships between Lloyd's and the brokers in the Lloyd's marketplace;
•Renewal rights - the value of policy renewal rights taking into consideration written premium on assumed retention ratios and the insurance cash flows and the associated equity cash flows from these renewal policies over the expected life of the renewals;
•Value of business acquired ("VOBA") - the expected future losses and expenses associated with the policies that were in-force as of the closing date of the transaction were estimated and compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value and the unearned premium reserve, was estimated to be the VOBA; and
•Asset management contracts - represents the value of the Blue Capital asset management contracts acquired.
Financial results
The following table summarizes the results of Montpelier since July 31, 2015 that have been included in the Company's Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and the Company's Condensed Consolidated Balance Sheet as at September 30, 2015.

For the period from July 31, 2015 to September 30, 2015
Total revenues	$94,249
Net loss attributable to the Company's common shareholders(1)	(10,058)
(1) Includes $48.2 million of compensation-related costs associated with terminating employees of Montpelier.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

11.	Acquisition of Montpelier, cont'd.
Supplemental pro forma information
The following table presents unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2015 and 2014 and assumes the acquisition of Montpelier occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Montpelier. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Montpelier, as they are nonrecurring.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$627,394	$701,332	$1,886,038	$2,030,119
Net income available to Endurance Holdings' common shareholders	100,046	86,755	345,086	264,799
Among other adjustments, and in addition to the fair value adjustments and recognition of goodwill and identifiable intangible assets noted above, other material nonrecurring pro forma adjustments directly attributable to the acquisition of Montpelier principally included certain adjustments to recognize transaction related costs, align accounting policies, amortize fair value adjustments, amortize identifiable indefinite lived intangible assets and recognize related tax impacts.
12.     Debt and financing arrangements
Credit Facility
On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million revolving credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). The Credit Facility consists of two tranches: (i) a tranche 1 secured credit facility in an aggregate principal amount of $560.0 million, which is secured on a several basis by the respective entity incurring such obligation by cash and securities deposited into collateral accounts from time to time with Deutsche Bank Trust Company Americas and (ii) a tranche 2 unsecured facility in an aggregate principal amount of $140.0 million. The proceeds of the Credit Facility may be used for general corporate purposes, to finance potential acquisitions and for the repurchase of the Company’s outstanding publicly or privately issued securities. So long as the Company is not in default under the terms of the Credit Facility, the Company may request that the size of the Credit Facility be increased by $350.0 million, provided that no participating lender is obligated to increase its commitments under the Credit Facility.
The Credit Facility requires the Company’s compliance with certain customary restrictive covenants. These include certain financial covenants, such as maintaining a leverage ratio (no greater than 0.35:1.00 at any time) and a consolidated tangible net worth (no less than $1.8 billion at any time). In addition, each of the Company’s regulated insurance subsidiaries that has a claims paying rating from A.M. Best must maintain a rating of at least B++ at all times. The terms of the Credit Facility restrict the declaration or payment of dividends if the Company is already in default or the payment or declaration would cause a default under the terms of the Credit Facility. The Credit Facility also contains customary event of default provisions, including failure to pay principal or interest under the Credit Facility, insolvency of the Company, a change in control of the Company, a breach of the Company’s representations or covenants in the Credit Facility or a default by the Company under its other indebtedness. The Company was in compliance with all covenants contained within the Credit Facility as of September 30, 2015.
As of September 30, 2015 and December 31, 2014, there were no borrowings under the Credit Facility and letters of credit outstanding under the Credit Facility were $199.6 million and $204.0 million, respectively.  The Credit Facility expires on April 19, 2016.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Debt and financing arrangements, cont'd.
BCRH Credit Agreement
Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCRH 364-day unsecured credit agreement (the "BCRH Credit Agreement"), which permits BCRH to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility's total capacity. See Note 13, Related party transactions.
As of September 30, 2015, BCRH had $9.0 million outstanding borrowings under the BCRH Credit Agreement. With respect to BCRH's outstanding borrowings at September 30, 2015, $4.0 million must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015 and is subject to an annual interest rate of 1.41%, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015 and is subject to an annual interest rate of 1.45%.
The BCRH Credit Agreement contains covenants that limit BCRH’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCRH Credit Agreement also contains covenants that require BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5% and to maintain at least 70% of its total shareholders’ equity as of the date of the BCRH Credit Agreement. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCRH Credit Agreement. If BCRH or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company. The Company was in compliance with all covenants applicable to the Company in the BCRH Credit Agreement as of September 30, 2015.
BCGR Credit Agreement
Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCGR 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permits the BCGR Listed Fund to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is entitled to receive an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility's total capacity. See Note 13, Related party transactions.
As of September 30, 2015, the BCGR Listed Fund had $6.0 million of outstanding borrowings under the BCGR Credit Agreement. With respect to BCGR's outstanding borrowings at September 30, 2015, $3.0 million must be repaid or extended, in the form of a new borrowing, no later than February 1, 2016 and is subject to an annual interest rate of 1.54%, and $3.0 million must be repaid or extended, in the form of a new borrowing, no later than February 12, 2016 and is subject to an annual interest rate of 1.51%.
The BCGR Credit Agreement contains covenants that limit the BCGR Listed Fund's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCGR Credit Agreement. If the BCGR Listed Fund or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against the BCGR Listed Fund or the Company. The Company was in compliance with all covenants applicable to the Company in the BCGR Credit Agreement as of September 30, 2015.
Uncommitted Letter of Credit Agreements
The Company is party to certain uncommitted letter of credit reimbursement agreements ("LOC Agreements") that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of September 30, 2015 was $27.6 million (December 31, 2014 - $5.9 million).

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Debt and financing arrangements, cont'd.
7% Senior Notes
The Company has issued $335.0 million principal amount of 7% Senior Notes due July 15, 2034 (the "7% Senior Notes"). The 7% Senior Notes are senior unsecured obligations of Endurance Holdings and rank equally with all of Endurance Holdings’ existing and future unsecured and unsubordinated debt. The 7% Senior Notes are also effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
The indentures governing the 7% Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the 7% Senior Notes as of September 30, 2015.
6.15% Senior Notes
The Company issued $200.0 million principal amount of 6.15% Senior Notes due October 15, 2015 (the "6.15% Senior Notes"). The 6.15% Senior Notes were senior unsecured obligations of Endurance Holdings and ranked equally with all of Endurance Holdings’ existing and future unsecured and unsubordinated debt. The 6.15% Senior Notes also were effectively junior to claims of creditors of Endurance Holdings’ subsidiaries, including policyholders, trade creditors, debt holders, and taxing authorities.
The indentures governing the 6.15% Senior Notes contain customary covenants and events of default for senior unsecured indebtedness, including events of default for non-payment of principal or interest, breaches of covenants, insolvency of the Company or a default by the Company under other outstanding indebtedness. The Company was in compliance with all covenants contained within the indentures governing the 6.15% Senior Notes as of September 30, 2015. The 6.15% Senior Notes matured on October 15, 2015 and were retired by the Company on that date.
4.7% Senior Notes
Upon closing of the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and The Bank of New York Mellon, as trustee, entered into a Fourth Supplemental Indenture, dated as of July 31, 2015 (the "Fourth Supplemental Indenture"). The Fourth Supplemental Indenture amended the Indenture, dated as of July 15, 2003 (as amended and supplemented from time to time (collectively, the "Senior Notes Supplemental Indentures")). The Senior Notes Supplemental Indentures provided for the unconditional assumption of the due and punctual payment of the principal of, any premium and interest on and any additional amounts with respect to the 4.7% Senior Unsecured Notes Due 2022 (the "4.7% Senior Notes") and the performance of every obligation in the Senior Notes Indenture and the Outstanding 4.7% Senior Notes to be performed or observed. Montpelier originally issued the 4.7% Senior Notes on October 2, 2012 in an aggregate principal amount of $300.0 million. The 4.7% Senior Notes bear a rate of interest equal to 4.7% per annum, payable semi-annually in arrears on April 15 and October 15 each year. The 4.7% Senior Notes mature on October 15, 2022. The 4.7% Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
Trust Preferred Securities
Subsequent to the acquisition of Montpelier, Montpelier, as issuer, Endurance Holdings, as parent guarantor, and Wilmington Trust Company, as trustee, entered into the Second Supplemental Indenture, dated as of July 31, 2015 (the "Second Supplemental Indenture"). The Second Supplemental Indenture amended the Junior Subordinated Indenture, dated as of January 6, 2006 (as amended and supplemented from time to time (collectively, the "Junior Subordinated Supplemental Indentures")). The Junior Subordinated Supplemental Indentures provided for the express assumption by Endurance Holdings of the due and punctual payment of the principal of and any premium and interest (including any additional interest) on all of the Trust Preferred Securities and the performance of every covenant of the Junior Subordinated Indenture on the part of Montpelier to be performed or observed. Montpelier originally issued the Trust Preferred Securities in January 2006 in an aggregate principal amount of $100.0 million. The Trust Preferred Securities mature on March 30, 2036 and bear interest at a floating rate of 3-month LIBOR plus 380 basis points, reset quarterly. The Trust Preferred Securities may be redeemed at the option of the issuer prior to maturity at a redemption price

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

12.     Debt and financing arrangements, cont'd.
equal to 100% of the principal amount thereof plus accrued interest, provided that the issuer has received the prior approval of any applicable insurance regulatory authority with respect to such redemption, if required. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
LIBOR Swap
Upon closing of the acquisition of Montpelier, the Company became a party to the LIBOR Swap, which will result in the future net cash flows in connection with the Trust Preferred Securities for the 5-year period beginning March 30, 2012 being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net realized and unrealized gains on the Company's Condensed Consolidated Statements of Income and Comprehensive Income, as opposed to interest expense.
13.     Related party transactions
BlackRock
Since 2002, subsidiaries of BlackRock Inc. ("BlackRock") have provided the Company and certain of its subsidiaries with various investment management, investment accounting and risk analysis services. BlackRock owned approximately 3.9 million or 5.8% of Endurance Holdings' ordinary shares outstanding at September 30, 2015 and were therefore considered a related party. The Company incurred expenses totaling $0.8 million and $2.5 million (2014: $0.8 million and $2.3 million) for the three and nine months ended September 30, 2015 in relation to investment services rendered by BlackRock, of which $1.1 million was accrued at September 30, 2015 (December 31, 2014: $1.5 million).
BCRH
BCRH provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its subsidiaries Blue Capital Re and Blue Capital Re ILS. As of September 30, 2015 the Company owned 33.3% of BCRH's outstanding common shares.
The underwriting decisions and operations of BCRH and its subsidiaries are managed by BCML, and each uses the Company's reinsurance underwriting expertise and infrastructure to conduct its business. In addition, Blue Water Re, the Company's wholly-owned special purpose insurance company, is a significant source of reinsurance business for BCRH.
Officers of the Company serve as a Chairman of the Board, Chief Executive Officer and Chief Financial Officer of BCRH.
The Company provides services to BCRH and its subsidiaries through the following arrangements:
BW Retrocessional Agreement. Through a retrocessional contract dated December 31, 2013 (the "BW Retrocessional Contract"), between Blue Capital Re and Blue Water Re, Blue Water Re has the option to cede to Blue Capital Re up to 100% of its participation in the ceded reinsurance business it writes, provided that such business is in accordance with Blue Capital Re's underwriting guidelines. Pursuant to the BW Retrocessional Contract, Blue Capital Re may participate in: (i) retrocessional, quota share or other agreements between Blue Water Re and Montpelier Re or other third-party reinsurers, which provides it with the opportunity to participate in a diversified portfolio of risks on a proportional basis; and (ii) fronting agreements between Blue Water Re and Montpelier Re or other well capitalized third party rated reinsurers, which allows Blue Capital Re to transact business with counterparties who prefer to enter into contracts with rated reinsurers.
Investment Management Agreement. On November 12, 2013, BCRH entered into an Investment Management Agreement with BCML (the "Investment Management Agreement"). Pursuant to the terms of the Investment Management Agreement, BCML has full discretionary authority, including the delegation of the provision of its services, to manage BCRH's assets, subject to its underwriting guidelines, the terms of the Investment Management Agreement and the oversight of BCRH's board of directors.

ENDURANCE SPECIALTY HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - CONTINUED
(Amounts in tables expressed in thousands of United States dollars, except for ratios, share and per share amounts)

13.     Related party transactions, cont'd.
Underwriting and Insurance Management Agreement. BCRH, Blue Capital Re and BCML have entered into an Underwriting and Insurance Management Agreement (the "Underwriting and Insurance Management Agreement"). Pursuant to the Underwriting and Insurance Management Agreement, BCML provides underwriting, risk management, claims management, ceded retrocession agreements management, and actuarial and reinsurance accounting services to Blue Capital Re. BCML has full discretionary authority to manage the underwriting decisions of Blue Capital Re, subject to BCRH's underwriting guidelines, the terms of the Underwriting and Insurance Management Agreement and the oversight of BCRH's and Blue Capital Re's boards of directors.
Administrative Services Agreement. BCRH has entered into an Administrative Services Agreement with BCML, as amended on November 13, 2014 (the "Administrative Services Agreement"). Pursuant to the terms of the Administrative Services Agreement, BCML provides BCRH with support services, including but not limited to finance and accounting, internal audit, claims management, legal, modeling , office space, information technology, human resources and administrative support.
BCRH and its subsidiaries may not terminate the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement until the fifth anniversary of the completion of the BCRH initial public offering, whether or not BCML's performance is satisfactory. Upon any termination or non-renewal of either of the Investment Management Agreement or the Underwriting and Insurance Management Agreement (other than for a material breach by, or the insolvency of, BCML), BCRH and/or its subsidiaries must pay a one-time termination fee to BCML equal to 5% of its U.S. GAAP shareholders' equity, calculated as of the most recently completed quarter prior to the date of termination (approximately $9.1 million as of September 30, 2015).
BCRH Credit Agreement. The Company serves as a guarantor for the BCRH Credit Agreement and is entitled to an annual fee equal to 0.125% of the facility's total capacity. See Note 12, Debt and financing arrangements.
BCGR Credit Agreement. The Company serves as a guarantor for the BCGR Credit Agreement and is entitled to an annual fee equal to 0.125% of the facility's total capacity. See Note 12, Debt and financing arrangements.
On a stand-alone basis, any fees incurred pursuant to the Investment Management Agreement, the Underwriting and Insurance Management Agreement or the Administrative Services Agreement, including any fees triggered upon termination or non-renewal of any of them, represent expenses to BCRH and /or its subsidiaries and revenues to BCML. On a consolidated basis, the portion of such fees incurred by BCRH's non-controlling interests pursuant to these agreements represent a decrease to the net income attributable to non-controlling interests on the Company's Consolidated Statement of Income and Comprehensive Income, thereby increasing the net income and comprehensive income available to the Company.
During the three and nine month periods ended September 30, 2015, the Company earned the following fees from BCRH: (i) $0.4 million and $0.4 million, respectively, pursuant to the Investment Management Agreement; (ii) $0.1 million and $0.1 million, respectively, pursuant to the Administrative Services Agreement; and (iii) $0.1 million and $0.1 million, respectively, pursuant to the Underwriting and Insurance Management Agreement. During the three and nine months ended September 30, 2015, the Company earned less than $0.1 million as a guarantor for the BCRH Credit Agreement and BCGR Credit Agreement.
As of September 30, 2015, BCRH and its subsidiaries owed the Company $2.0 million for the services performed pursuant to the aforementioned agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2015 of Endurance Specialty Holdings Ltd. ("Endurance Holdings") and its wholly-owned subsidiaries (collectively, the "Company"). This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, the discussions of critical accounting policies and the qualitative and quantitative disclosure about market risk contained in Endurance Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K").
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
Acquisition of Montpelier
On March 31, 2015, the Company announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") with Montpelier Re Holdings Ltd. ("Montpelier") and Millhill Holdings Ltd., a direct, wholly-owned subsidiary of the Company ("Merger Sub"), under which Endurance Holdings, through Merger Sub, acquired all of the outstanding common shares of Montpelier. The acquisition of Montpelier was completed on July 31, 2015.
Prior to the closing of the acquisition, Montpelier was a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. As of the close of trading on July 31, 2015, the common shares of Montpelier ceased trading. Montpelier, through its operating subsidiaries, was a provider of global property and casualty reinsurance and insurance products.
The aggregate consideration for the acquisition of Montpelier consisted of the issuance of 20.7 million Endurance Holdings common shares valued at $1.4 billion, 841,926 Endurance Holdings restricted share units with an aggregate fair value of $33.3 million assigned as purchase consideration, and $451.1 million of cash. The cash consideration was funded through a dividend of $9.89 per Montpelier common share paid by Montpelier to its common shareholders prior to the closing of the acquisition.
The Company's unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 include the results of operations of Montpelier for the period from August 1, 2015 through September 30, 2015. For additional information on the acquisition of Montpelier, see "Liquidity and Capital Resources, Impact of Montpelier Acquisition on Liquidity and Capital Resources" below.
Overview
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
The Company's Insurance and Reinsurance segments both include property related coverages, which provide insurance or reinsurance of an insurable interest in tangible property for property loss, damage or loss of use. In addition, the Company's Insurance and Reinsurance segments include various casualty insurance and reinsurance coverages, which are primarily concerned with the losses caused by injuries to third parties, i.e., not the insured, or to property owned by third parties and the legal liability imposed on the insured resulting from such injuries.
        Endurance Holdings was organized as a Bermuda holding company on June 27, 2002 and operates through its wholly-owned operating entities:

•	Endurance Specialty Insurance Ltd. ("Endurance Bermuda"), domiciled in Bermuda with branch offices in Switzerland and Singapore;

•	Montpelier Reinsurance Ltd. ("Montpelier Re"), domiciled in Bermuda;

•	Blue Capital Management Ltd. ("BCML"), domiciled in Bermuda;

•	Endurance Reinsurance Corporation of America ("Endurance U.S. Reinsurance"), domiciled in Delaware;

•	Endurance Worldwide Insurance Limited ("Endurance U.K."), domiciled in England;

•	Endurance at Lloyd's Limited ("Endurance at Lloyd's"), domiciled in England;

•	Endurance American Insurance Company ("Endurance American"), domiciled in Delaware;

•	Endurance American Specialty Insurance Company ("Endurance American Specialty"), domiciled in Delaware;

•	Endurance Risk Solutions Assurance Co. ("Endurance Risk Solutions"), domiciled in Delaware; and

•	American Agri-Business Insurance Company ("American Agri-Business"), domiciled in Texas and managed by ARMtech Insurance Services, Inc. (together with American Agri-Business, "ARMtech").
As part of the acquisition of Montpelier, Endurance acquired Montpelier's Lloyd's operations. Syndicate 5151 ("Syndicate 5151") is the Company's Lloyd’s syndicate. Endurance Corporate Capital Limited, a wholly-owned subsidiary of the Company, is Syndicate 5151's sole corporate member and Endurance at Lloyd's, a wholly-owned subsidiary of the Company, is the managing agent for Syndicate 5151.
Also as part of the acquisition of Montpelier, the Company acquired BCML, the manager of Montpelier's collateralized reinsurance and third party asset management operations, which operate under the name Blue Capital (Blue Capital is a registered trademark of the Company). Blue Capital was launched in 2012 as an asset management platform offering a range of catastrophe reinsurance-linked investment products to institutional and retail investors.
Blue Capital Reinsurance Holdings Ltd. ("BCRH") is a Bermuda-based exempted limited liability holding company managed by BCML which provides fully-collateralized property catastrophe reinsurance and invests in various insurance-linked securities through its wholly-owned Bermuda-based subsidiaries. BCRH's shares are listed on the New York Stock Exchange and the Bermuda Stock Exchange.
Blue Capital Global Reinsurance Fund Limited (the "BCGR Listed Fund"), a closed-ended mutual fund managed by BCML, is incorporated in Bermuda and serves as the feeder fund for the Blue Capital Global Reinsurance SA-I cell (the "BCGR Cell").  The BCGR Listed Fund's shares are listed on the Specialist Fund Market of the London Stock Exchange and on the Bermuda Stock Exchange.
         The Company is entitled to receive management and performance fees from BCRH and the BCGR Listed Fund for the services that it performs for these entities.
Application of Critical Accounting Estimates
The Company's condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates which require management to make significant estimates and assumptions. The Company believes that some of the more critical judgments in the areas of accounting estimates and assumptions that affect its financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss expenses, other-than-temporary impairments within the investment portfolio and fair value measurements of certain portions of the investment portfolio. Other than as noted below, there were no material changes in the application of the Company's critical accounting estimates. Management has discussed the application of these critical accounting estimates with the Company's Board of Directors and the Audit Committee of the Board of Directors. For a detailed discussion of the Company's critical accounting estimates, please refer to the 2014 Form 10-K and the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Goodwill and Other Intangible Assets
The acquisition of Montpelier was accounted for under the acquisition method of accounting in accordance with U.S. GAAP, under which the total consideration paid was allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed. The net purchase price in connection with the acquisition of Montpelier was $1.5 billion and exceeded the fair value of the net assets acquired, resulting in goodwill of $87.6 million. The fair value of the net assets acquired included $350.8 million of identifiable intangible assets. Intangible assets with definite lives will be amortized over their estimated useful lives.  Goodwill resulting from the acquisition of Montpelier will not be amortized but instead will be tested for impairment at least annually and subject to the same methodology outlined in our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.  In the event that we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made. Refer to "Note 11. Acquisition of

Montpelier" for additional information with respect to goodwill and other intangible assets related to the acquisition of Montpelier.
Consolidated Results of Operations – For the Three Months Ended September 30, 2015 and 2014
Results of operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$642,597	$626,110	2.6%
Ceded premiums written	(305,907)	(236,004)	29.6%
Net premiums written	336,690	390,106	(13.7)%
Net premiums earned	557,003	514,895	8.2%
Net investment income	16,533	25,357	(34.8)%
Net realized and unrealized gains	5,029	9,788	(48.6)%
Net impairment losses recognized in earnings	(38)	(102)	(62.7)%
Other underwriting income	227	2,123	(89.3)%
Total revenues	578,754	552,061	4.8%
Expenses
Net losses and loss expenses	263,993	290,269	(9.1)%
Acquisition expenses	90,457	93,392	(3.1)%
General and administrative expenses	60,793	68,946	(11.8)%
Corporate expenses	74,308	11,969	NM(2)
Amortization of intangibles	11,318	1,623	NM(2)
Net foreign exchange losses	8,621	783	NM(2)
Interest expense	12,324	13,127	(6.1)%
Income tax expense (benefit)	2,410	(4,282)	NM(2)
Net income	54,530	76,234	(28.5)%
Net income attributable to non-controlling interests	(2,707)	—	NM(2)
Preferred dividends	(8,188)	(8,188)	—%
Net income available to Endurance Holdings' common and participating common shareholders	$43,635	$68,046	(35.9)%
Net loss ratio	47.4%	56.4%	(9.0)
Acquisition expense ratio	16.2%	18.1%	(1.9)
General and administrative expense ratio(3)	24.3%	15.7%	8.6
Combined ratio	87.9%	90.2%	(2.3)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.

Premiums
Gross premiums written in the three months ended September 30, 2015 were $642.6 million, an increase of $16.5 million, or 2.6%, compared to the same period in 2014. Net premiums written in the three months ended September 30, 2015 were $336.7 million, a decrease of $53.4 million, or 13.7% compared to the same period in 2014. The increase in gross premiums written and decrease in net premiums written were driven by the following factors:

•
An increase in gross premiums written in the property, marine and energy line of business in the Insurance segment, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K., including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including excess casualty and various professional liability coverages, due to the expansion of the Company's Insurance underwriting personnel over the last twelve months, including new business resulting from the acquisition of Montpelier;

•
A decrease in gross premiums written in the agriculture line of business in the Insurance segment due to lower commodity prices and positive premium adjustments on spring crops a year ago with no corresponding adjustment in the current period;

•	An increase in gross premiums written in the professional line of business in the Reinsurance segment due to positive premium adjustments, new business written and increased renewals;

•	An increase in gross premiums written in the casualty line of business in the Reinsurance segment due to increased premiums on renewal business and new business written; and

•
A decline in gross premiums written in the catastrophe and property lines of business in the Reinsurance segment due to price reductions, targeted reductions in signed lines and non-renewal of policies that no longer met profitability targets.

Ceded premiums written increased during the quarter ended September 30, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment’s business for 2015 combined with additional purchases of facultative and excess of loss reinsurance in the property, marine and energy line of business, and increased quota share coverage on the agriculture line of business. In the Reinsurance segment, ceded premiums written increased due to increased purchases of aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional quota share and excess of loss coverage purchased on the specialty lines of business.
Net premiums earned for the three months ended September 30, 2015 were $557.0 million, an increase of $42.1 million, or 8.2%, from the third quarter of 2014 due to the increase in gross premiums written and the earning of premiums acquired, partially offset by increased ceded premiums.

Net Investment Income
The Company's net investment income of $16.5 million decreased by 34.8%, or $8.8 million, for the quarter ended September 30, 2015 as compared to the same period in 2014. This decline resulted primarily from mark to market losses on other investments, comprised of alternative funds and specialty funds, during the quarter ended September 30, 2015. Net investment income during the third quarter of 2015 included net mark to market losses of $17.7 million on other investments as compared to mark to market losses of $1.8 million in the third quarter of 2014. Net investment income generated from the Company's equity investments and fixed income investments, which consist of fixed maturity investments and short-term investments, increased by $8.0 million for the three months ended September 30, 2015 compared to the same period in 2014. Investment expenses, including investment management fees, for the three months ended September 30, 2015 were $4.2 million compared to $3.4 million for the same period in 2014.
The annualized net earned yield and total return of the investment portfolio for the three months ended September 30, 2015 and 2014 and the market yield and portfolio duration as of September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Annualized net earned yield(1)	0.86%	1.59%
Total return on investment portfolio(2)	(0.22)%	(0.39)%
Market yield(3)	2.02%	1.91%
Portfolio duration(4)	2.63 years	2.77 years

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
During the third quarter of 2015, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 24 basis point range, with a high of 1.13% and a low of 0.89%. Trading activity in the Company’s available for sale portfolio during the third quarter included reductions in mortgage-backed securities, corporate debt securities, foreign government bonds, municipal securities, and government and agency guaranteed debt securities, and increased allocations to U.S. government and government agencies securities, equity securities, and asset-backed securities. The Company also added a trading portfolio consisting of investments acquired as part of the Company's acquisition of Montpelier, which mainly consists of corporate securities, short-term investments, U.S. government and government agencies securities, asset-backed securities, mortgage-backed securities, collateralized obligations, foreign government bonds and government and agency guaranteed debt securities. The duration of fixed income investments decreased to 2.63 years at September 30, 2015 from 2.91 years at December 31, 2014.
Net Realized and Unrealized Gains
The Company’s investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as trading and available for sale during the three months ended September 30, 2015 were $1,802.9 million compared to $780.8 million during the same period a year ago. Net realized gains increased during the three months ended September 30, 2015 compared to the same period in 2014 due largely to sales of fixed income securities made in order to reposition the Company's portfolio with a larger allocation to other investments.

Gross realized and unrealized investment gains and losses, net unrealized losses on trading securities and the change in the fair value of derivative financial instruments for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$20,107	$10,683
Gross realized losses on investment sales	(8,236)	(1,475)
Net unrealized losses on trading securities	(5,037)	—
Change in fair value of derivative financial instruments	(1,805)	580
Net realized and unrealized gains	$5,029	$9,788
Net Foreign Exchange Losses
For the three months ended September 30, 2015, the Company re-measured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $8.6 million compared to a net foreign exchange loss of $0.8 million for the same period of 2014. The current period net foreign exchange loss resulted partly from sales of invested assets that yielded realized foreign exchange losses recognized in net income that had previously been recognized as unrealized foreign exchange losses in other comprehensive (loss) income. Foreign exchange losses in the current period were impacted by U.S. dollar strengthening against British Sterling and the Canadian, Australian and New Zealand dollars as applied against the Company's net exposures. In the prior year, the net foreign exchange loss resulted from a decrease in the value of net asset positions in other key currencies as the U.S. dollar strengthened generally in the period.
Net Losses and Loss Expenses
The Company's net loss ratio for the three months ended September 30, 2015 decreased compared to the same period in 2014. The improvement in the net loss ratio was due to decreased losses in the agriculture line of business in the Insurance segment and the specialty line of business in the Reinsurance segment, and increased favorable prior year reserve development, primarily in the property, marine and energy line of business in the Insurance segment and the casualty, professional and specialty lines of business in the Reinsurance segment.
Favorable prior year loss reserve development was $67.3 million for the third quarter of 2015 compared to $60.5 million during the same period in 2014. In the third quarter of 2015, prior year loss reserves emerged favorably across the casualty and other specialty and the property, marine and energy lines of business in the Insurance segment and all lines of business in the Reinsurance segment. In the Insurance segment, favorable reserve development in the third quarter of 2015 was higher than the third quarter of 2014 in the property, marine and energy line of business, partially offset by lower favorable reserve development in the casualty and other specialty, agriculture and professional lines of business. Favorable reserve development in the Reinsurance segment was higher than in 2014, with increased favorable reserve development in the casualty, professional and specialty lines of business, partially offset by decreased favorable reserve development in the catastrophe and property lines of business.
The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the three months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
August 2015	Tianjin explosions	$8.3		Other loss events in 2014	$12.2
August 2015	Unipetrol fire	9.2
	Other loss events in 2015	3.8
		$21.3			$12.2
For the three months ended September 30, 2015, natural catastrophe related losses added 3.9 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 2.4 percentage points in the same period in 2014.

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
Acquisition Expenses
The acquisition expense ratio for the three months ended September 30, 2015 was lower than the same period in 2014 primarily due to the addition of $94.2 million of earned premiums resulting from the Company's acquisition of Montpelier, which had no associated acquisition costs. This decline was partially offset by growth in net earned premiums in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in earned premiums in the agriculture insurance and catastrophe reinsurance lines of business, which incur a lower than average acquisition expense rate.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the third quarter of 2015 increased by 8.6 percentage points compared to the same period in 2014 primarily due to one-time transaction and integration costs associated with the Company's acquisition of Montpelier, which are included in corporate expenses. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance. At September 30, 2015, the Company had a total of 1,173 employees compared to 979 employees at September 30, 2014.
Income Tax Expense (Benefit)
The Company recorded an income tax expense for the quarter ended September 30, 2015 of $2.4 million compared to an income tax benefit of $4.3 million for the quarter ended September 30, 2014. The income tax expense in 2015 resulted from income recorded at the Company's United States taxable jurisdictions.
Net Income
The Company generated net income of $54.5 million in the three months ended September 30, 2015 compared to net income of $76.2 million in the same period of 2014. The decline in net income in the current period primarily resulted from an increase in corporate expenses due to one-time transaction and integration related corporate expenses associated with the Company's acquisition of Montpelier, increased foreign exchange losses, lower net investment income and higher amortization expense and income tax expense, partially offset by increased net premiums earned, a reduction in losses incurred, and lower general and administrative expenses in the current period compared to 2014.
Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interest was $2.7 million in the three months ended September 30, 2015 compared to nil in the same period of 2014. At September 30, 2015, the Company owned 33.3% of BCRH's common shares and 25.1% of BCGR Listed Fund's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR Listed Fund ordinary shares that are not owned by the Company.

Consolidated Results of Operations – For the Nine Months Ended September 30, 2015 and 2014
Results of operations for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014	Change(1)
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$2,805,213	$2,473,050	13.4%
Ceded premiums written	(1,144,486)	(772,812)	48.1%
Net premiums written	1,660,727	1,700,238	(2.3)%
Net premiums earned	1,404,997	1,392,699	0.9%
Net investment income	90,646	105,649	(14.2)%
Net realized and unrealized gains	32,898	18,071	82.0%
Net impairment losses recognized in earnings	(1,111)	(411)	170.3%
Other underwriting income (loss)	4,022	(3,939)	NM(2)
Total revenues	1,531,452	1,512,069	1.3%
Expenses
Losses and loss expenses	675,051	726,361	(7.1)%
Acquisition expenses	257,521	244,150	5.5%
General and administrative expenses	170,648	186,759	(8.6)%
Corporate expenses	99,210	53,817	84.3%
Amortization of intangibles	14,496	4,863	198.1%
Net foreign exchange losses	29,154	4,066	NM(2)
Interest expense	30,445	31,910	(4.6)%
Income tax expense (benefit)	7,712	(3,734)	NM(2)
Net income	247,215	263,877	(6.3)%
Net income attributable to non-controlling interests	(2,707)	—	NM(2)
Preferred dividends	(24,564)	(24,564)	—%
Net income available to Endurance Holdings' common and participating common shareholders	$219,944	$239,313	(8.1)%
Net loss ratio	48.1%	52.2%	(4.1)
Acquisition expense ratio	18.3%	17.5%	0.8
General and administrative expense ratio(3)	19.2%	17.3%	1.9
Combined ratio	85.6%	87.0%	(1.4)

(1)	With respect to ratios, changes show increase or decrease in percentage points.

(2)	Not meaningful.

(3)	General and administrative expense ratio includes general and administrative expenses and corporate expenses.
Premiums
Gross premiums written in the nine months ended September 30, 2015 were $2,805.2 million, an increase of $332.2 million, or 13.4%, compared to the same period in 2014. Net premiums written in the nine months ended September 30, 2015 were $1,660.7 million, a decrease of $39.5 million, or 2.3%, compared to the same period in 2014. The increase in gross premiums written and decrease in net premiums written were driven by the following factors:

•
An increase in gross premiums written in the property, marine and energy line of business in the Insurance segment, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K., including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business in the Insurance segment, including excess casualty and various professional liability coverages, due to the expansion of the Company's insurance underwriting personnel over the last twelve months, including as a result of the acquisition of Montpelier;

•
A decrease in gross premiums written in the agriculture line of business in the Insurance segment due to decreases in commodity prices, partially offset by policy count growth and increased demand for insurance from our clients;

•
An increase in gross premiums written in the specialty line of business in the Reinsurance segment as a result of new international marine and agriculture business written by new underwriting teams that joined the Company in 2014, partially offset by increased ceding company retentions;

•
An increase in gross premiums written in the professional line of business in the Reinsurance segment due primarily to new business generated by underwriting teams that joined the Company in late 2013, increased renewals and positive premium adjustments;

•
An increase in gross premiums written in the casualty line of business in the Reinsurance segment due to new business written and increased premiums on renewal business, partially offset by non-renewal of policies that no longer met profitability targets and certain contracts that were extended and are scheduled to expire and renew later in the year; and

•
A decline in gross premiums written in the catastrophe and property lines of business in the Reinsurance segment due to targeted non-renewals and line size reductions of policies that no longer met profitability targets, increased ceding company retentions, negative premium adjustments and rate declines partially offset by new business.

Ceded premiums written increased during the nine months ended September 30, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business in the Insurance segment primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment's business for 2015 combined with the purchase of additional quota share, facultative and excess of loss reinsurance across most Insurance lines of business. In the Reinsurance segment, ceded premiums written increased as the Company purchased increased levels of protection, including additional proportional and excess of loss retrocessional coverage within the catastrophe line of business, and additional proportional coverage on the specialty line of business.
Net premiums earned for the nine months ended September 30, 2015 were $1,405.0 million, an increase of $12.3 million, or 0.9%, from the nine months ended September 30, 2014 principally due to the increase in gross premiums written and earning of premiums acquired, partially offset by increased ceded premiums.
Net Investment Income
The Company's net investment income of $90.6 million decreased by 14.2%, or $15.0 million, for the nine months ended September 30, 2015 as compared to the same period in 2014. This decline resulted primarily from mark to market losses on other investments, comprised of alternative funds and specialty funds, during the nine months ended September 30, 2015. Net investment income during the first nine months of 2015 included net mark to market losses of $1.8 million on other investments as compared to mark to market gains of $22.5 million in the first nine months of 2014. Net investment income generated from the Company's equity investments and fixed income investments, which consist of fixed maturity investments and short-term investments, increased by $9.4 million for the nine months ended September 30, 2015 compared to the same period in 2014. Investment expenses, including investment management fees, for the nine months ended September 30, 2015 were $11.0 million compared to $10.7 million for the same period in 2014.
The annualized net earned yield and total return on the investment portfolio for the nine months ended September 30, 2015 and 2014 and the market yield and portfolio duration as of September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Annualized net earned yield(1)	1.57%	2.21%
Total return on investment portfolio(2)	0.59%	2.38%
Market yield(3)	2.02%	1.91%
Portfolio duration(4)	2.63 years	2.77 years

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
During the nine months ended September 30, 2015, the yield on the benchmark three year U.S. Treasury bond fluctuated within a 43 basis point range, with a high of 1.14% and a low of 0.71%. Trading activity in the Company's available for sale portfolio for the nine months ended September 30, 2015 included reductions in mortgage-backed securities, foreign government bonds, corporate securities, government and agency guaranteed corporate securities and municipal securities, and increased allocations to equity securities and collateralized obligations. The Company also added a trading portfolio consisting of investments acquired as part of the Company's acquisition of Montpelier, which mainly consists of corporate securities, short-term investments, U.S. government and government agencies securities, asset-backed securities, mortgage-backed securities, collateralized obligations, foreign government bonds and government and agency guaranteed debt securities. The duration of fixed income investments decreased to 2.63 years at September 30, 2015 from 2.91 years at December 31, 2014.
Net Realized and Unrealized Gains
The Company's investment portfolio is actively managed on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing and recognition of net realized investment gains and losses as the portfolio is adjusted and rebalanced. Proceeds from sales of investments classified as trading and available for sale during the nine months ended September 30, 2015 were $4,304.6 million compared to $3,126.2 million during the same period a year ago. Net realized investment gains increased during the nine months ended September 30, 2015 compared to the same period in 2014 largely due to sales of securities made in order to reposition the Company's portfolio with a larger allocation to other investments.
Gross realized investment gains and losses, net unrealized losses on trading securities and the change in the fair value of derivative financial instruments for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
	(U.S. dollars in thousands)
Gross realized gains on investment sales	$57,420	$28,317
Gross realized losses on investment sales	(18,190)	(12,778)
Net unrealized losses on trading securities	(5,037)	—
Change in fair value of derivative financial instruments	(1,295)	2,532
Net realized and unrealized gains	$32,898	$18,071
Net impairment losses recognized in earnings for the nine months ended September 30, 2015 and 2014 were $1.1 million and $0.4 million, respectively.
Net Foreign Exchange Losses
For the nine months ended September 30, 2015, the Company remeasured its monetary assets and liabilities denominated in foreign currencies, which resulted in a net foreign exchange loss of $29.2 million compared to a net foreign exchange loss of $4.1 million for the same period in 2014. The current period net foreign exchange loss resulted principally from a decrease in the value of net asset positions in key foreign currencies as the U.S. dollar strengthened generally in the nine months ended September 30, 2015. Additionally, sales of invested assets yielded realized foreign exchange losses recognized in net income that had previously been recognized as unrealized foreign exchange losses in other comprehensive (loss) income. In the prior year, the net foreign exchange loss resulted from offsetting exposures across the Company as the U.S. dollar weakened generally in the first half of the year before strengthening against the major currencies in the third quarter.
Net Losses and Loss Expenses
The Company's net loss ratio for the nine months ended September 30, 2015 decreased compared to the same period in 2014, principally as a result of increased favorable prior year reserve development together with decreased losses in the agriculture line of business in the Insurance segment. Favorable loss reserve development was recorded in the current period on all lines of business in the Reinsurance segment and casualty and other specialty and property, marine and energy lines of business in the Insurance segment. This improvement was partially offset by an increase in the current accident year loss ratio in the Insurance segment from two large energy losses experienced in the property, marine and energy line of business.
Favorable prior year loss reserve development was $183.3 million for the nine months ended September 30, 2015 as compared to $165.0 million for the same period in 2014. Favorable reserve development in the nine months ended September 30, 2015 was higher than the nine months ended September 30, 2014 in the Insurance segment due primarily to lower than expected reported losses in the casualty and other specialty and property, marine and energy lines of business. Favorable reserve development in the nine months ended September 30, 2015 was higher than the nine months ended September 30, 2014 in the Reinsurance segment due primarily to lower than expected reported losses in the casualty and professional lines of business.

The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in connection with current calendar year catastrophes for the nine months ended September 30, 2015 and 2014.

Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2015	Winter storm in the United States	$11.5	February 2014	Windstorm in Japan	$5.6
April 2015	Windstorm in the United States	6.6	April 2014	Windstorms in the United States	6.8
May 2015	Windstorm in the United States	4.6	May 2014	Windstorms in the United States	2.5
August 2015	Tianjin explosions	8.3	June 2014	Windstorms in the United States	5.2
August 2015	Unipetrol fire	9.2	June 2014	Windstorm Ela	18.5
				Other loss events in 2014	2.2
		$40.2			$40.8
For the nine months ended September 30, 2015, catastrophe related losses added 3.0 percentage points to the Company's net loss ratio after adjustment for reinstatement premiums and other loss sensitive accruals compared to 3.1 percentage points in the same period in 2014. For the nine months ended September 30, 2015, two large energy losses were incurred in the property, marine and energy line of business in the Insurance segment, which increased the net loss ratio in the period by 1.3 percentage points.
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
Acquisition Expenses
The acquisition expense ratio for the nine months ended September 30, 2015 was higher than the same period in 2014 primarily due to growth in net premiums earned in the specialty and professional lines of business in the Reinsurance segment, which incur a higher than average net acquisition expense rate, and a decline in net premiums earned in the agriculture line of business in the Insurance segment, which incurs lower than average acquisition expenses. This increase was partially offset by the addition of $94.2 million of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs.
General and Administrative Expenses and Corporate Expenses
The Company's general and administrative expense ratio for the nine months ended September 30, 2015 increased by 1.9 percentage points compared to the same period in 2014 primarily due to $68.5 million of one-time transaction and integration costs associated with the Company's acquisition of Montpelier, which are included in corporate expenses. This increase was partially offset by increased ceding commission reimbursements as a result of additional purchases of reinsurance.
Income Tax Expense (Benefit)
The Company recorded an income tax expense for the nine months ended September 30, 2015 of $7.7 million compared to an income tax benefit of $3.7 million for the same period in 2014. The tax expense in 2015 resulted from income recorded at the Company's United States taxable jurisdictions.
Net Income
The Company generated net income of $247.2 million for the nine months ended September 30, 2015 compared to net income of $263.9 million in the same period of 2014. The decrease in net income was primarily due to an increase in corporate expenses due to one-time transaction and integration related corporate expenses associated with the Company's acquisition of Montpelier, increased foreign exchange losses, lower net investment income, higher amortization expense, acquisition expenses and income tax expense, partially offset by increased net premiums earned, increased net realized and unrealized gains, a reduction in losses incurred, and lower general and administrative expenses in the current period compared to 2014.

Net Income Attributable to Non-controlling Interests
The Company's net income attributable to non-controlling interest was $2.7 million in the nine months ended September 30, 2015 compared to nil in the same period of 2014. At September 30, 2015, the Company owned 33.3% of BCRH's common shares and 25.1% of BCGR Listed Fund's ordinary shares. Net income attributable to non-controlling interests relates to the share of the Company's net income attributable to the BCRH common shares and BCGR Listed Fund ordinary shares that are not owned by the Company.
Reserve for Losses and Loss Expenses
As of September 30, 2015, the Company had accrued losses and loss expense reserves of $4.5 billion (December 31, 2014 - $3.8 billion). This amount represents management’s best estimate of the ultimate liability for payment of losses and loss expenses related to loss events. During the nine months ended September 30, 2015 and 2014, the Company’s net paid losses and loss expenses were $843.2 million and $778.3 million, respectively.
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
Losses and loss expenses for the three and nine months ended September 30, 2015 are summarized as follows:

	Incurred related to:
Three Months Ended September 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$65,145	$(212)	$64,933
Casualty and other specialty	34,295	(12,581)	21,714
Professional lines	21,980	345	22,325
Property, marine and energy	40,277	(10,108)	30,169
Total Insurance	161,697	(22,556)	139,141
Reinsurance:
Catastrophe	16,561	(11,734)	4,827
Property	47,976	(8,101)	39,875
Casualty	34,390	(9,787)	24,603
Professional lines	31,676	(6,614)	25,062
Specialty	39,040	(8,555)	30,485
Total Reinsurance	169,643	(44,791)	124,852
Totals	$331,340	$(67,347)	$263,993

	Incurred related to:
Nine Months Ended September 30, 2015	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$186,841	$(1,367)	$185,474
Casualty and other specialty	94,180	(47,954)	46,226
Professional lines	56,956	106	57,062
Property, marine and energy	82,986	(12,612)	70,374
Total Insurance	420,963	(61,827)	359,136
Reinsurance:
Catastrophe	44,262	(27,355)	16,907
Property	117,627	(17,117)	100,510
Casualty	88,209	(28,953)	59,256
Professional lines	88,564	(23,949)	64,615
Specialty	98,767	(24,140)	74,627
Total Reinsurance	437,429	(121,514)	315,915
Totals	$858,392	$(183,341)	$675,051
Losses and loss expenses for the three and nine months ended September 30, 2015 included $67.3 million and $183.3 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2015 benefited the Company's reported net loss ratios by approximately 12.1 and 13.0 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the nine months ended September 30, 2015 in the agriculture, casualty and other specialty, and property, marine and energy business lines of the Insurance segment and all lines of business within the Reinsurance segment.
For the three and nine months ended September 30, 2015, the Company did not materially alter the key inputs utilized to establish reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Losses and loss expenses for the three and nine months ended September 30, 2014 are summarized as follows:

	Incurred related to:
Three Months Ended September 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$159,824	$(1,260)	$158,564
Casualty and other specialty	30,515	(15,141)	15,374
Professional lines	15,375	(866)	14,509
Property, marine and energy	11,274	(3,044)	8,230
Total Insurance	216,988	(20,311)	196,677
Reinsurance:
Catastrophe	17,025	(16,012)	1,013
Property	33,054	(9,043)	24,011
Casualty	29,034	(5,269)	23,765
Professional lines	22,959	(3,162)	19,797
Specialty	31,678	(6,672)	25,006
Total Reinsurance	133,750	(40,158)	93,592
Totals	$350,738	$(60,469)	$290,269

	Incurred related to:
Nine Months Ended September 30, 2014	Current year	Prior years	Total incurred losses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$324,053	$(5,588)	$318,465
Casualty and other specialty	89,014	(37,080)	51,934
Professional lines	49,919	(5,985)	43,934
Property, marine and energy	25,798	(5,354)	20,444
Total Insurance	488,784	(54,007)	434,777
Reinsurance:
Catastrophe	56,453	(31,486)	24,967
Property	121,254	(33,302)	87,952
Casualty	87,925	(10,841)	77,084
Professional lines	63,889	(7,742)	56,147
Specialty	73,038	(27,604)	45,434
Total Reinsurance	402,559	(110,975)	291,584
Totals	$891,343	$(164,982)	$726,361
Losses and loss expenses for the three and nine months ended September 30, 2014 included $60.5 million and $165.0 million in favorable development of reserves relating to prior accident years, respectively. The favorable loss reserve development experienced during the three and nine months ended September 30, 2014 benefited the Company's reported net loss ratio by approximately 11.7 and 11.8 percentage points, respectively. This net reduction in estimated losses for prior accident years reflects lower than expected claims emergence for the nine months ended September 30, 2014 in all lines of business within the Insurance and Reinsurance segments.
For the three and nine months ended September 30, 2014, the Company did not materially alter the two key inputs utilized to establish its reserve for losses and loss expenses (initial expected loss ratios and loss reporting patterns) for business related to prior years for the insurance and reinsurance segments as the variances in reported losses for those segments were within the range of possible results anticipated by the Company.
Insurance
Agriculture. For the three and nine months ended September 30, 2015, the Company recorded modest favorable loss emergence due to lower than anticipated crop hail insurance claims settlements for the 2014 crop year. For the three and nine months ended September 30, 2014, the Company recorded favorable loss emergence due to lower than anticipated multi-peril crop insurance claims settlements for the 2013 crop year.
Casualty and other specialty. For the three and nine months ended September 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity, particularly within the Bermuda excess casualty business. For the three and nine months ended September 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the Bermuda and U.S. based excess casualty businesses. This favorable loss emergence was partially offset by adverse development within the healthcare liability business due to two large malpractice claims.
Professional lines. For the three and nine months ended September 30, 2015 and 2014, the Company's professional lines insurance reserves for prior years were relatively stable as reported loss activity was in line with expectations.
Property, marine and energy. For the three and nine months ended September 30, 2015, the favorable loss emergence within the property, marine and energy line of business was primarily due to lower than expected reported claims emergence for the U.K. property business. For the three months ended September 30, 2015, the favorable development was largely from the Company's Lloyd's operation. For the three and nine months ended September 30, 2014, the favorable loss emergence within the property, marine and energy line of business was primarily due to lower than expected claims reported.

Reinsurance
Catastrophe. For the three and nine months ended September 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within both of the U.S. and international property catastrophe businesses. For the three and nine months ended September 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the international property catastrophe and worker's compensation businesses.
Property. For the three and nine months ended September 30, 2015, the Company recorded favorable loss emergence in the property line of business primarily due to lower than expected claims activity within the property treaty business. For the three and nine months ended September 30, 2014, the Company recorded favorable loss emergence in the property line of business due to lower than expected claims activity within the U.S. based property treaty businesses.
Casualty. For the three and nine months ended September 30, 2015 and 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity.
Professional lines. For the three and nine months ended September 30, 2015 and 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims emergence in prior accident years.
Specialty. For the three and nine months ended September 30, 2015, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity within the aviation and space, U.S. surety and marine businesses. For the three and nine months ended September 30, 2014, the Company recorded favorable loss emergence within this line of business primarily due to lower than expected claims activity in the Company's aviation and space, marine and surety businesses.
The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at September 30, 2015:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$245,070	$29,513	$274,583
Casualty and other specialty	271,553	992,418	1,263,971
Professional lines	114,158	437,479	551,637
Property, marine and energy	221,570	131,060	352,630
Total Insurance	852,351	1,590,470	2,442,821
Reinsurance:
Catastrophe	125,108	108,837	233,945
Property	250,287	147,750	398,037
Casualty	236,368	503,491	739,859
Professional lines	74,545	314,179	388,724
Specialty	117,739	168,711	286,450
Total Reinsurance	804,047	1,242,968	2,047,015
Totals	$1,656,398	$2,833,438	$4,489,836

The total reserves for losses and loss expenses recorded on the Company's balance sheet were comprised of the following at December 31, 2014:

	Case Reserves	IBNR Reserves	Reserve for losses and loss expenses
	(U.S. dollars in thousands)
Insurance:
Agriculture	$222,570	$72,621	$295,191
Casualty and other specialty	325,415	932,594	1,258,009
Professional lines	119,453	397,648	517,101
Property, marine and energy	33,264	20,207	53,471
Total Insurance	700,702	1,423,070	2,123,772
Reinsurance:
Catastrophe	126,837	49,773	176,610
Property	178,875	93,289	272,164
Casualty	248,933	531,947	780,880
Professional lines	60,915	197,925	258,840
Specialty	99,142	135,451	234,593
Total Reinsurance	714,702	1,008,385	1,723,087
Totals	$1,415,404	$2,431,455	$3,846,859
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

Insurance
The following table summarizes the underwriting results and associated ratios for the Company's Insurance segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$448,563	$420,343	$1,653,647	$1,394,145
Ceded premiums written	(273,626)	(222,704)	(984,372)	(674,441)
Net premiums written	174,937	197,639	669,275	719,704
Net premiums earned	234,143	253,583	571,467	616,167
Expenses
Losses and loss expenses	139,141	196,677	359,136	434,777
Acquisition expenses	24,375	20,170	57,960	47,559
General and administrative expenses	31,880	40,401	89,289	113,069
	195,396	257,248	506,385	595,405
Underwriting income (loss)	$38,747	$(3,665)	$65,082	$20,762
Net loss ratio	59.5%	77.5%	62.9%	70.6%
Acquisition expense ratio	10.4%	8.0%	10.1%	7.7%
General and administrative expense ratio	13.6%	15.9%	15.6%	18.3%
Combined ratio	83.5%	101.4%	88.6%	96.6%
Premiums. Gross premiums written for the three and nine months ended September 30, 2015 in the Insurance segment increased by 6.7% and 18.6%, respectively, over the same period in 2014. Gross and net premiums written for each line of business in the Insurance segment were as follows:

	Three Months Ended September 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$156,145	$29,634	$188,011	$103,536
Casualty and other specialty	128,509	64,490	115,895	50,750
Professional lines	80,069	37,479	62,631	20,216
Property, marine and energy	83,840	43,334	53,806	23,137
Total	$448,563	$174,937	$420,343	$197,639

	Nine Months Ended September 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Agriculture	$785,073	$254,771	$796,445	$431,007
Casualty and other specialty	375,247	174,850	291,578	144,038
Professional lines	231,565	105,153	176,061	64,632
Property, marine and energy	261,762	134,501	130,061	80,027
Total	$1,653,647	$669,275	$1,394,145	$719,704
The movements in the gross and net premiums written in the Insurance segment for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily due to the following factors:

•
An increase in gross premiums written in the property, marine and energy line of business, due primarily to business generated by new underwriting teams added over the last twelve months in the U.S. and the U.K., including new business resulting from the acquisition of Montpelier;

•
An increase in gross premiums written in the casualty and other specialty and professional lines of business, including excess casualty and various professional liability coverages, due to the expansion of the Company's Insurance underwriting personnel over the last twelve months, as well as new business resulting from the acquisition of Montpelier; and

•
A decrease in gross premiums written in the agriculture line of business due to decreases in commodity prices and premium adjustments on spring crops with no corresponding adjustment in the current period.

Ceded premiums written increased during the three and nine months ended September 30, 2015 as compared to the same period in 2014. Ceded premiums written increased across all lines of business primarily due to an increase in the whole account quota share treaty covering the entire Insurance segment's business for 2015 combined with additional purchases of facultative and excess of loss reinsurance in the property, marine and energy line of business and increased quota share coverage on the agriculture line of business.
Net premiums earned by the Company in the Insurance segment decreased in the three and nine months ended September 30, 2015 compared to the same periods in 2014. The decline was a result of increased ceded premiums across the segment, partially offset by growth in gross premiums written.
Losses and Loss Expenses. The net loss ratio in the Company's Insurance segment decreased by 18.0 percentage points for the three months ended September 30, 2015 compared to the same period in 2014 and decreased by 7.7 percentage points for the nine months ended September 30, 2014. The decrease in the net loss ratio for the three and nine months ended September 30, 2015 was primarily due to decreased losses in the agriculture line of business, partially offset by two large energy losses incurred in the property, marine and energy line of business.
During the three and nine months ended September 30, 2015, the Company's previously estimated loss and loss expense reserve for the Insurance segment for prior accident years was reduced by $22.6 million and $61.8 million, respectively, which decreased the net loss ratio by 9.6 and 10.8 percentage points, respectively, as compared to reductions of $20.3 million and $54.0 million, that decreased the net loss ratio by 8.0 and 8.8 percentage points for the three and nine months ended September 30, 2014, respectively. Higher levels of favorable loss development in the three months ended September 30, 2015 compared to 2014 was experienced mainly in the property, marine and energy line of business, with the agriculture, casualty and other specialty and professional lines of business experiencing lower favorable loss development in the current quarter. Higher levels of favorable loss development in the nine months ended September 30, 2015 compared to 2014 was experienced in both the casualty and other specialty and property, marine and energy lines of business following lower than expected claims activity.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $5.1 million and $10.8 million in the Insurance segment in the three and nine months ended September 30, 2015, respectively. The net losses from catastrophes added 2.0 and 1.8 percentage points to the Insurance segment's net loss ratio for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Company incurred no significant catastrophe losses in the Insurance segment.

Acquisition Expenses. The acquisition expense ratio in the Insurance segment in the three and nine months ended September 30, 2015 increased compared to the same periods in 2014 primarily due to the decrease in the proportion of net earned premiums attributable to the agriculture line of business, which incurs a lower than average net acquisition expense rate.
General and Administrative Expenses. The decrease in the general and administrative expense ratio in the Insurance segment in the three and nine months ended September 30, 2015 compared to the same periods in 2014 was due to increased ceding commission reimbursements as a result of additional purchases of reinsurance. This benefit was partially offset by an increase in personnel costs associated with the addition of new underwriting teams over the past year.
Reinsurance
The following table summarizes the underwriting results and associated ratios for the Company's Reinsurance business segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(U.S. dollars in thousands, except for ratios)
Revenues
Gross premiums written	$194,034	$205,767	$1,151,566	$1,078,905
Ceded premiums written	(32,281)	(13,300)	(160,114)	(98,371)
Net premiums written	161,753	192,467	991,452	980,534
Net premiums earned	322,860	261,312	833,530	776,532
Other underwriting income (loss)	227	2,123	4,022	(3,939)
	323,087	263,435	837,552	772,593
Expenses
Losses and loss expenses	124,852	93,592	315,915	291,584
Acquisition expenses	66,082	73,222	199,561	196,591
General and administrative expenses	28,913	28,545	81,359	73,690
	219,847	195,359	596,835	561,865
Underwriting income	$103,240	$68,076	$240,717	$210,728
Net loss ratio	38.6%	35.8%	37.9%	37.6%
Acquisition expense ratio	20.5%	28.0%	23.9%	25.3%
General and administrative expense ratio	9.0%	11.0%	9.8%	9.5%
Combined ratio	68.1%	74.8%	71.6%	72.4%
Premiums. In the third quarter of 2015, net premiums written in the Reinsurance segment decreased by 16% over the same period of 2014. In the nine months ended September 30, 2015, net premiums written in the Reinsurance segment increased by 1.1% over the same period in 2014. Gross and net premiums written for each line of business in the Reinsurance segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$40,660	$14,814	$47,173	$41,157
Property	53,423	52,887	73,807	73,807
Casualty	42,802	42,802	23,409	23,409
Professional lines	31,705	31,705	21,520	21,520
Specialty	25,444	19,545	39,858	32,574
Total	$194,034	$161,753	$205,767	$192,467

	Nine Months Ended September 30,
	2015		2014
	Gross Premiums Written	Net Premiums Written	Gross Premiums Written	Net Premiums Written
	(U.S. dollars in thousands)
Catastrophe	$304,900	$190,579	$332,193	$243,531
Property	209,683	206,454	283,107	283,015
Casualty	149,032	149,032	139,266	137,669
Professional lines	209,803	209,803	131,256	131,256
Specialty	278,148	235,584	193,083	185,063
Total	$1,151,566	$991,452	$1,078,905	$980,534
The movements in gross and ceded premiums written in the Reinsurance segment for the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily due to the following factors:

•	An increase in gross premiums written in the professional line of business due primarily to new business generated by underwriting teams, increased renewals and positive premium adjustments;

•
An increase in gross premiums written in the casualty line of business due to increased premiums on renewal business and new business written, partially offset by non-renewal of policies that no longer met profitability targets and certain contracts that were extended and are scheduled to expire and renew later in the year;

•	A decline in gross premiums written in the catastrophe line of business due to rate declines and non-renewal of policies that no longer met profitability targets and declines in rates;

•
A decline in gross premiums written in the three months ended September 30, 2015 in the specialty line of business due to the timing of the recognition of premiums as the third quarter of 2014 included positive premium adjustments. In the nine month period specialty premiums increased as a result of new international marine and international agriculture business written by new underwriting teams that joined the Company in 2014, partially offset by increased ceding company retentions and negative premium adjustments; and

•
A decline in gross premiums written in the property line of business due to targeted non-renewals of and line size reductions on policies that no longer met profitability targets, rate reductions and increased ceding company retentions and negative premium adjustments, partially offset by new business.

        Ceded premiums written increased in the three and nine months ended September 30, 2015 as compared to the same periods in 2014. Ceded premiums written increased due to increased purchases of aggregate excess of loss retrocessional protection within the catastrophe line of business, and additional proportional retrocession and excess of loss coverage on both the catastrophe and specialty lines of business.
Net premiums earned by the Company in the Reinsurance segment for the three and nine months ended September 30, 2015 increased compared to net premiums earned during the same period in 2014 due to $94.2 million of premiums earned in the quarter that resulted from the Company's acquisition of Montpelier.
Losses and Loss Expenses. The net loss ratio in the Company's Reinsurance segment for the three months ended September 30, 2015 increased compared to the same period in 2014. The increase in the net loss ratio for the quarter was due to an increase in attritional property losses and higher accident year loss ratios in the casualty line, partially offset by a lower net loss ratio in the specialty line for the three months ended September 30, 2015. The net loss ratio for in the Company's Reinsurance segment for the nine months ended September 30, 2015 was comparable to the same period in 2014.
The Company recorded $44.8 million and $121.5 million of favorable prior year loss reserve development in the three and nine months ended September 30, 2015 compared to $40.2 million and $111.0 million in the three and nine months ended September 30, 2014. Favorable reserve development in the three and nine months ended September 30, 2015 was higher than the same periods in 2014 primarily in the casualty and professional lines of business.
The Company recorded catastrophe losses, net of reinstatement premiums and other loss sensitive accruals, of $16.2 million and $29.4 million in the Reinsurance segment in the three and nine months ended September 30, 2015, respectively. The net losses from catastrophes added 5.1 and 3.7 percentage points to the Reinsurance segment’s net loss ratios for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Company incurred catastrophe losses of $12.2 million and $40.8 million, respectively. The net losses from catastrophes added 4.7 and 5.6 percentage points to the Reinsurance segment's net loss ratios for the three and nine months ended September 30, 2014, respectively.
The following table shows the net losses after adjustment for reinstatement premiums and other loss sensitive accruals recorded by the Company in the Reinsurance segment in connection with current calendar year catastrophes for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
August 2015	Tianjin explosions	$8.3		Other loss events in 2014	$12.2
August 2015	Unipetrol fire	4.0
	Other loss events in 2015	3.9
		$16.2			$12.2

Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Event Date	Event	Net Loss	Event Date	Event	Net Loss
(U.S. dollars in millions)
February 2015	Winter storm in the United States	$7.1	February 2014	Windstorm in Japan	$5.6
April 2015	Windstorm in the United States	6.4	April 2014	Windstorms in the United States	6.8
May 2015	Windstorm in the United States	3.6	May 2014	Windstorms in the United States	2.5
August 2015	Tianjin explosions	8.3	June 2014	Windstorms in the United States	5.2
August 2015	Unipetrol fire	4.0	June 2014	Windstorm Ela	18.5
				Other loss events in 2014	2.2
		$29.4			$40.8
Acquisition Expenses. The Company's acquisition expense ratios in the Reinsurance segment for the three and nine months ended September 30, 2015 were lower than in the same periods in 2014 primarily due to the addition of earned premiums from the Company's acquisition of Montpelier, which had no associated acquisition costs.
General and Administrative Expenses. The general and administrative expense ratio in the Reinsurance segment for the three and nine months ended September 30, 2015 decreased compared to the same periods in 2014 primarily due to the addition of earned premiums from the Company's acquisition of Montpelier and increased for the nine month period as a result of new underwriting teams added in the past year.
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
Ability of Subsidiaries to Pay Dividends. The ability of Endurance Bermuda and Montpelier Re to pay dividends is dependent on their ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Endurance Bermuda and Montpelier Re may not declare or pay a dividend if there are reasonable grounds for believing that Endurance Bermuda or Montpelier Re is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Endurance Bermuda's or Montpelier Re's assets would thereby be less than the aggregate of their respective liabilities and their respective issued share capital and share premium accounts. Further, Endurance Bermuda and Montpelier Re, as regulated insurance companies in Bermuda, are subject to additional regulatory restrictions on the payment of dividends or distributions. As of September 30, 2015, Endurance Bermuda could pay a dividend or return additional paid-in capital totaling approximately $603.7 million (December 31, 2014 – $719.2 million) without prior regulatory approval based upon the Bermuda insurance and corporate regulations. In addition, in 2011, Endurance Holdings loaned Endurance Bermuda $200.0 million, which remains outstanding and is callable on demand. As of September 30, 2015, Montpelier Re could pay a dividend or return additional paid-in capital totaling approximately $4.8 million without prior regulatory approval based upon the Bermuda insurance and corporate regulations.

Endurance U.S. Reinsurance, Endurance American, Endurance American Specialty and Endurance Risk Solutions are subject to regulation by the State of Delaware Department of Insurance and American Agri-Business is subject to regulation by the Texas Department of Insurance. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income, excluding realized capital gains. In addition, dividends may only be declared or distributed out of earned surplus. At December 31, 2014, Endurance U.S. Reinsurance, Endurance American, Endurance Risk Solutions and Endurance American Specialty did not have earned surplus; therefore, these companies are precluded from declaring or distributing dividends at September 30, 2015 without the prior approval of the applicable insurance regulator. At September 30, 2015, American Agri-Business could pay dividends of $3.7 million with notice to the Texas Department of Insurance. In addition, any dividends paid by Endurance American, Endurance American Specialty and Endurance Risk Solutions would be subject to the dividend limitation of their respective parent insurance companies.
Under the jurisdiction of the United Kingdom's Prudential Regulation Authority ("PRA"), Endurance U.K. must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The PRA regulatory requirements impose no explicit restrictions on Endurance U.K.'s ability to pay a dividend, but Endurance U.K. would have to notify the PRA 28 days prior to any proposed dividend payment. Dividends may only be distributed from profits available for distributions. At September 30, 2015, Endurance U.K. did not have profits available for distributions.
Endurance Corporate Capital Limited, Syndicate 5151 and Endurance at Lloyd's Limited are subject to oversight by the Council of Lloyd's and regulation by the U.K.'s Prudential Regulation Authority and the Financial Conduct Authority. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 5151's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At September 30, 2015, the FAL requirement set by Lloyd's for Syndicate 5151 was $226.8 million based on its business plan, approved in November 2014. Actual FAL posted for Syndicate 5151 at September 30, 2015 by Endurance Corporate Capital Limited was $235.4 million. At September 30, 2015, Endurance Corporate Capital Limited had assets available for distribution of $4.6 million.
Cash and Invested Assets. The Company's aggregate invested assets, including fixed maturity investments, short-term investments, equity securities, other investments, cash and cash equivalents and pending securities transactions, as of September 30, 2015 totaled $8.9 billion compared to aggregate invested assets of $6.6 billion as of December 31, 2014. The increase in cash and invested assets during 2015 was due primarily to the Company's acquisition of Montpelier.
At September 30, 2015, the Company's available for sale investments had gross unrealized gains of $62.6 million and gross unrealized losses of $61.5 million compared to gross unrealized gains of $107.4 million and gross unrealized losses of $19.9 million at December 31, 2014. The increase in gross unrealized losses on the Company's available for sale investments at September 30, 2015 compared to December 31, 2014 was primarily due to widening of credit spreads and broad equity market declines. The Company did not have the intent to sell any of its fixed income investments in an unrealized loss position and determined that it was unlikely that the Company would be required to sell securities in an unrealized loss position at September 30, 2015. The Company has the ability and intent to hold its equity securities until recovery. Therefore, the Company does not consider its fixed income investments or equity securities to be other-than-temporarily impaired at September 30, 2015.
The Company's aggregate direct exposure to the indebtedness and equity securities of those countries whose currency is the Euro or whose sovereign debt rating is below AAA (except the U.S.) was $678.6 million at September 30, 2015, compared to $606.8 million at December 31, 2014.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(U.S. dollars in thousands)
Net cash flows (used in) provided by operating activities	$(74,029)	$52,172
Net cash flows provided by investing activities	653,198	2,517
Net cash flows used in financing activities	(65,642)	(77,329)
Effect of exchange rate changes on cash and cash equivalents	(16,002)	(17,495)
Net increase (decrease) in cash and cash equivalents	497,525	(40,135)
Cash and cash equivalents, beginning of period	745,472	845,851
Cash and cash equivalents, end of period	$1,242,997	$805,716
Cash flows used in operating activities in the nine months ended September 30, 2015 increased compared to cash flows provided by operating activities in the same period in 2014 as higher net cash outflows on ceding activities and higher general expense payments were partially offset by higher cash inflows from premiums written.
Investing activity cash flows reflect the Company's active management of its investment portfolio on a fair value basis to generate attractive economic returns and income. Movements in financial markets and interest rates influence the timing of investment sales and purchases. The increase in cash flows provided by investing activities in 2015 principally reflected the cash balance assumed in the acquisition of Montpelier.
The cash flows used in financing activities in the nine months ended September 30, 2015 were lower than in the same period in 2014 as a result of cash received in the current period from options exercised partially offset by higher dividends paid.
The effect of foreign exchange rate changes had a negative impact on the cash balances of the Company in the nine months ended September 30, 2015 as the U.S. dollar strengthened against most key currencies in the period resulting in a decline in the reported value of holdings in those currencies. The effect of exchange rate changes in the first three quarters of 2014 had a negative impact on the cash balances of the Company as the U.S. dollar strengthened against all key currencies in the period resulting in a decrease in the reported value of holdings in those currencies.
As of September 30, 2015 and December 31, 2014, the Company had pledged cash and cash equivalents and fixed maturity investments of $134.6 million and $130.6 million, respectively, in favor of certain ceding companies to collateralize obligations. As of September 30, 2015 and December 31, 2014, the Company had also pledged $232.9 million and $240.0 million of its cash and fixed maturity investments to meet collateral obligations for $205.1 million and $209.9 million, respectively, in letters of credit outstanding under its Credit Facility (as defined below) and LOC Agreement (as defined below). In addition, at September 30, 2015 and December 31, 2014, cash and fixed maturity investments with fair values of $208.9 million and $205.2 million were on deposit with U.S. state regulators, respectively.
Credit Facilities. On April 19, 2012, the Company and certain designated subsidiaries of the Company entered into a $700.0 million four-year revolving credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent ("Credit Facility"). As of September 30, 2015, there were no borrowings under this facility and letters of credit outstanding under the Credit Facility were $199.6 million (December 31, 2014 – $204.0 million).
The Company is party to certain uncommitted letter of credit reimbursement agreements (“LOC Agreements”) that allow for the issuance of letters of credit in a variety of currencies, including U.S. dollars. The fees paid under the LOC Agreements depend on the amount of the outstanding letters of credit and vary from 0.30% to 0.45% on the principal amount of letters of credit outstanding to a fee negotiated at the time of issuance of the individual letters of credit. The total amount of letters of credit outstanding under the LOC Agreements as of September 30, 2015 was $27.6 million (December 31, 2014 - $5.9 million).
4.7% Senior Notes. Upon closing of the acquisition of Montpelier, Endurance Holdings unconditionally assumed the due and punctual payment of the principal of, any premium and interest on and any additional amounts with respect to the 4.7% Senior Unsecured Notes Due 2022 (the "4.7% Senior Notes") and the performance of every obligation in the Senior Notes Indenture. Montpelier originally issued the 4.7% Senior Notes on October 2, 2012 in an aggregate principal amount of $300.0 million. The 4.7% Senior Notes bear a rate of interest equal to 4.7% per annum, payable semi-annually in arrears on April 15 and October 15 each year. The 4.7% Senior Notes mature on October 15, 2022. The 4.7% Senior Notes do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.

6.15% Senior Notes. On October 15, 2015, the Company's $200.0 million principal amount of 6.15% Senior Notes matured and were repaid by the Company on that date.
Trust Preferred Securities. Upon closing of the acquisition of Montpelier, Endurance Holdings unconditionally assumed the due and punctual payment of the principal of and any premium and interest (including any additional interest) on all of the Trust Preferred Securities and the performance of every covenant of the Junior Subordinated Indentures. Montpelier originally issued the Trust Preferred Securities in January 2006 in an aggregate principal amount of $100.0 million. The Trust Preferred Securities mature on March 30, 2036. The Trust Preferred Securities may be redeemed at the option of the issuer prior to maturity at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the issuer has received the prior approval of any applicable insurance regulatory authority with respect to such redemption, if required. The Trust Preferred Securities do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which the Company or any of its subsidiaries must adhere.
LIBOR Swap. Upon closing of the acquisition of Montpelier, the Company became a party to the LIBOR Swap, which will result in the future net cash flows in connection with the Trust Preferred Securities for the five-year period beginning March 30, 2012 being the same as if these securities bore interest at a fixed rate of 4.905%, provided the Company holds the LIBOR Swap to its maturity. Net realized and unrealized gains and losses associated with the LIBOR Swap are reported within net realized and unrealized gains on the Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, as opposed to interest expense.
BCRH Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCRH 364-day unsecured credit agreement (the "BCRH Credit Agreement"), which permits BCRH to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company is entitled to receive an annual guarantee fee from BCRH equal to 0.125% of the facility's total capacity. See Note 13, Related party transactions.
As of September 30, 2015, BCRH had $9.0 million outstanding borrowings under the BCRH Credit Agreement. With respect to BCRH's outstanding borrowings at September 30, 2015, $4.0 million must be repaid or extended, in the form of a new borrowing, no later than November 2, 2015 and is subject to an annual interest rate of 1.41%, and $5.0 million must be repaid or extended, in the form of a new borrowing, no later than December 21, 2015 and is subject to an annual interest rate of 1.45%.
The BCRH Credit Agreement contains covenants that limit BCRH’s ability to, among other things, grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. The BCRH Credit Agreement also contains covenants that require BCRH to maintain a debt to total capitalization ratio less than or equal to 22.5% and to maintain at least 70.0% of its total shareholders’ equity as of the date of the BCRH Credit Agreement. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCRH Credit Agreement. If BCRH or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against BCRH or the Company.
BCGR Credit Agreement. Upon closing of the acquisition of Montpelier on July 31, 2015, the Company became a guarantor of the BCGR Listed Fund 364-day unsecured credit agreement (the "BCGR Credit Agreement"), which permits the BCGR Listed Fund to borrow up to $20.0 million on a revolving basis for working capital and general corporate purposes. The Company serves as a guarantor for the BCGR Credit Agreement and is entitled to receive an annual guarantee fee from the BCGR Listed Fund equal to 0.125% of the facility's total capacity.
As of September 30, 2015, the BCGR Listed Fund had $6.0 million of outstanding borrowings under the BCGR Credit Agreement. The BCGR Listed Fund’s outstanding borrowing at September 30, 2015 must be repaid or extended, in the form of a new borrowing, no later than February 1, 2016 and is subject to an annual interest rate of 1.54%.
The BCGR Credit Agreement contains covenants that limit the BCGR Listed Fund's ability, among other things, to grant liens on its assets, sell assets, merge or consolidate, incur debt and enter into certain transactions with affiliates. In addition, an uncured default by the Company of the covenants contained in the Credit Facility would result in a default under the BCGR Credit Agreement. If the BCGR Listed Fund or the Company were to fail to comply with any of the applicable covenants, the lender could revoke the facility and exercise remedies against the BCGR Listed Fund or the Company.
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
        Impact of Montpelier Acquisition on Liquidity and Capital Resources. On March 31, 2015, the Company announced the signing of the Merger Agreement with Montpelier and Merger Sub pursuant to which the Company, through Merger Sub, acquired all of the outstanding common shares of Montpelier. The acquisition of Montpelier was completed on July 31, 2015. See the section "Overview" above for additional information.
The aggregate consideration for the acquisition of Montpelier consisted of the issuance of 20.7 million Endurance Holdings ordinary shares valued at $1.4 billion, 841,926 Endurance Holdings restricted share units with fair value of $33.3 million apportioned as purchase consideration based on service provided to Montpelier as of the Closing Date, and $451.1 million of cash. The cash consideration was funded through a dividend of $9.89 per Montpelier common share paid by Montpelier to its common shareholders prior to the closing of the acquisition.
The Company incurred $64.0 million and $$68.5 million of one-time transaction and integration related corporate expenses associated with the acquisition of Montpelier for the three and nine months ended September 30, 2015, respectively.
The Company believes that, at this time following the acquisition of Montpelier, its operating subsidiaries have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet expected claims payments and operational expenses and to provide dividend payments to Endurance Holdings. In turn, we believe Endurance Holdings has at this time adequate capital resources, or the access to sufficient capital resources to meet its obligations, including but not limited to dividend payments to its ordinary and preferred shareholders, interest payments on its outstanding indebtedness and other liabilities as they come due.
Currency and Foreign Exchange
The Company's functional currencies are U.S. dollars for its U.S. and Bermuda operations and British Sterling for its U.K. operations. The reporting currency for all operations is U.S. dollars. The Company maintains a portion of its investments and liabilities in currencies other than the U.S. dollar. The Company has made a significant investment in the capitalization of Endurance U.K. and Endurance Corporate Capital Limited, which are subject to the PRA's rules concerning the matching of the currency of its assets to the currency of its liabilities. Depending on the profile of Endurance U.K.'s and Syndicate 5151's liabilities, Endurance U.K. and Endurance Corporate Capital Limited may be required to hold some of their respective assets in currencies corresponding to the currencies of its liabilities. The Company may, from time to time, experience gains or losses resulting from fluctuations in the values of foreign currencies, which could have a material adverse effect on the Company’s results of operations.
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

•	decreased demand for property and casualty insurance or reinsurance or increased competition due to an increase in capacity of property and casualty insurers and reinsurers;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the inability to renew business previously underwritten or acquired;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	our ability to effectively integrate acquired operations and to continue to expand our business;

•	uncertainties in our reserving process, including the potential for adverse development of our loss reserves or failure of our loss limitation methods;

•	the ability of the counterparty institutions with which we conduct business to continue to meet their obligations to us;

•	the failure or delay of the Florida Hurricane Catastrophe Fund or private market participants in Florida to promptly pay claims, particularly following a large windstorm or of multiple smaller storms;

•	our continued ability to comply with applicable financial standards and restrictive covenants, the breach of which could trigger significant collateral or prepayment obligations;

•	Endurance Holdings, Endurance Bermuda or Montpelier Re becomes subject to income taxes in jurisdictions outside of Bermuda;

•	changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the implementation of Solvency II by the European Commission;

•	reduced acceptance of our existing or new products and services;

•	loss of business provided by any one of a few brokers on whom we depend for a large portion of our revenue, and our exposure to the credit risk of our brokers;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	assessments by states for high risk or otherwise uninsured individuals;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	the inability to retain key personnel;

•	political stability of Bermuda;

•	changes in the political environment of certain countries in which we operate or underwrite business;

•	changes in accounting regulation, policies or practices;

•	our investment performance;

•	the valuation of our invested assets and the determination of impairments of those assets, if any;

•	the breach of our investment guidelines or the inability of those guidelines to mitigate investment risk;

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

•
risks relating to our acquisition of Montpelier, including risks that our future financial performance may differ from projections, risks relating to integration challenges and costs, and other risks that we may not be able to effectively manage our expanded operations; and

•	the possible need for additional capital in the future, which may not be available on satisfactory terms as a result of the acquisition of Montpelier.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2014 Form 10-K and this Quarterly Report on Form 10-Q, including the risk factors set forth in Item 1A thereof and hereof. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
On July 31, 2015, the Company completed the acquisition of Montpelier, whose assets and liabilities constituted approximately 33% of the Company’s total assets and approximately 24% of the Company’s total liabilities at July 31, 2015. Montpelier had an existing system of internal control over financial reporting in compliance with the Sarbanes-Oxley Act of 2002, the components of which were either maintained or integrated into our system of internal control over financial reporting during the quarter ended September 30, 2015.

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
The Company may be unable to successfully integrate the businesses of the Company and Montpelier and realize the anticipated benefits of the acquisition of Montpelier.
The acquisition of Montpelier involved the combination of two companies that previously operated as independent public companies. The Company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and Montpelier after the completion of the acquisition of Montpelier. Potential difficulties the Company may encounter as part of the integration process include the following:

•
the inability to successfully combine the businesses of the Company and Montpelier in a manner that permits the Company following the completion of the acquisition of Montpelier to achieve the full synergies anticipated to result from the acquisition of Montpelier;

•
complexities associated with managing the businesses of the Company and Montpelier following the completion of the acquisition of Montpelier, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service;

•	the loss of key personnel as a result of the integration of the two companies; and

•
potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition of Montpelier, including costs to integrate the two companies that may exceed the anticipated costs that the Company and Montpelier previously estimated.

In addition, the Company and Montpelier operated independently and the actual integration process only began as of the closing of the transaction on July 31, 2015 and is ongoing. This process could result in:

•	diversion of the attention of the Company's management; and

•	the disruption of, or the loss of momentum in, the Company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company's ability to maintain relationships with customers, suppliers, employees and other constituencies or the Company's ability to achieve the anticipated benefits of the acquisition of Montpelier or could reduce the Company's earnings or otherwise adversely affect the business and financial results of the Company.

The market price of the Company's ordinary shares may decline in the future as a result of the acquisition of Montpelier.
The Company has issued 20.7 million ordinary shares to Montpelier shareholders in the acquisition of Montpelier. Upon the receipt of the Company's ordinary shares as consideration in the acquisition, former holders of Montpelier common shares may seek to sell the Company's ordinary shares delivered to them. Current shareholders of the Company may also seek to sell the ordinary shares held by them following consummation of the acquisition. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of the Company's ordinary shares, may affect the market for, and the market price of, the Company's ordinary shares in an adverse manner. None of these shareholders are subject to a "lock-up" or "market stand off" agreement. These factors are, to some extent, beyond the control of the Company.
In addition, the market price of an ordinary share of the Company may decline in the future as a result of the acquisition of Montpelier for a number of reasons, including the unsuccessful integration of the Company and Montpelier or the failure of the Company to achieve the perceived benefits of the acquisition, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts.
The Company's future results will suffer if the Company does not effectively manage its expanded operations following the completion of the acquisition of Montpelier.
The size of the business of the Company increased significantly beyond the current size of the Company's business upon completion of the acquisition of Montpelier. The Company's future success depends, in part, upon its ability to manage its expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the acquisition of Montpelier.
The acquisition of Montpelier may expose the Company to significant unanticipated liabilities that could adversely affect the Company's business, financial condition and results of operations.
The acquisition of Montpelier may expose the Company to significant unanticipated liabilities relating to the operation of Montpelier prior to the acquisition. These liabilities could include tax, employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The Company may also incur liabilities or claims associated with its acquisition of Montpelier's technology and intellectual property including claims of infringement. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on the Company’s business, financial condition and results of operations.
Montpelier's counterparties may acquire certain rights in connection with the acquisition of Montpelier that could negatively affect the Company following the acquisition.
Montpelier is party to numerous contracts, treaties, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination or acceleration rights) in the event of a "change in control" of Montpelier or its subsidiaries. The definition of "change in control" varies from contract to contract, ranging from a narrow to a broad definition, and, in some cases, the "change in control" provisions may be implicated by the acquisition of Montpelier. Such agreements include certain of Montpelier's letter of credit and revolving credit facilities (a termination of which may require cash collateralization of the outstanding letters of credit, prepayment of outstanding loans (including all accrued interest and fees thereon) and an inability to request new loans or letters of credit).
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
Whether a cedant would have cancellation rights in connection with the acquisition of Montpelier depends upon the language of its agreement with Montpelier. Whether a cedant exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the financial strength and business reputation of the Company, the extent to which such cedant currently has reinsurance coverage with the Company’s affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and the Company’s ratings following the acquisition. Neither the Company nor Montpelier can presently predict the effects, if any, if the acquisition of Montpelier is deemed to constitute a change in control under certain of Montpelier's contracts and other arrangements, including the extent to which cancellation rights would be exercised, if at all, or the effect on the Company’s financial condition, results of operations, or cash flows following the acquisition, but such effect could be material.
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

There may be conflicts of interest that result from our relationships with the BCGR Listed Fund and BCRH and its subsidiaries.
BCML provides services to the BCGR Cell (which serves as a segregated account for the benefit of the BCGR Listed Fund) and to BCRH and its subsidiaries. In addition, Blue Water Re is the sole source of collateralized reinsurance business for the BCGR Cell and is a significant source of business for BCRH and its subsidiaries.  As of September 30, 2015, the Company owned 25.1% of the BCGR Listed Fund's ordinary shares and 33.3% of BCRH's outstanding common shares, with third-party "non-controlling" investors owning the remainder.
The Company provides reinsurance opportunities and makes investments on behalf of these affiliates that the Company determines are appropriate for them, provided that such business is in accordance with their respective underwriting guidelines. The Company intends to primarily allocate those reinsurance opportunities that are made available to these affiliates on a proportional basis in accordance with our allocation policies.
In addition, officers of the Company serve as Chairman of BCRH, Chief Executive Officer and Chief Financial Officer of BCRH.
As a result, certain of our officers, BCML and Blue Water Re may have conflicts of interest between their duties to the Company and their duties to the BCGR Listed Fund and BCRH and its subsidiaries.

The acquisition of Montpelier may result in a ratings downgrade of the Company or its operating subsidiaries.
Ratings with respect to claims-paying ability and financial strength are important factors in maintaining customer confidence in the Company and its ability to market insurance and reinsurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers.
Following the acquisition of Montpelier, any ratings downgrades, or the potential for ratings downgrades, of the Company or its operating subsidiaries could adversely affect the Company's ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for the Company's ordinary shares. For example, a downgrade may increase the Company's cost of borrowing, may negatively impact the Company's ability to raise additional debt capital, may negatively impact the Company's ability to successfully compete in the marketplace and may negatively impact the willingness of counterparties to deal with the Company, each of which could have a material adverse effect on the business, financial condition and results of operations of the Company following the acquisition of Montpelier and the market value of the Company's ordinary shares. In addition, most of the reinsurance contracts of each of the Company's and Montpelier's reinsurance subsidiaries contain provisions that would allow ceding companies to terminate the contract or demand security following a downgrade in financial strength ratings below specified levels by one or more rating agencies. The Company cannot predict the extent to which this termination right would be exercised, if at all; however, the effect of such termination could have a significant and negative effect on the Company's financial condition and results of operations following the acquisition of Montpelier. Even in the absence of contractual provisions, numerous cedants and brokers prefer to secure coverage or assign preferential allocations to the highest rated reinsurers, and accordingly, any decrease in ratings could adversely affect the ability of the combined company to access the businesses it will seek to underwrite.
The Company may require additional capital in the future, which may not be available to it on satisfactory terms as a result of the acquisition of Montpelier, if at all.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
July 1, 2015 - July 31, 2015	—	$—	—	5,000,000
August 1, 2015 - August 31, 2015	—	$—	—	5,000,000
September 1, 2015 - September 30, 2015	—	$—	—	5,000,000
Total	—	$—	—	5,000,000

(1)	Ordinary shares or share equivalents.

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

4.1
Third Supplemental Indenture, dated as of July 31, 2015, between Millhill Holdings Ltd. and The Bank of New York Mellon Trust Company, National Association. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2015.

4.2
Fourth Supplemental Indenture, dated as of July 31, 2015, between Endurance Specialty Holdings Ltd. and The Bank of New York Mellon Trust Company, National Association. Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2015.

4.3
First Supplemental Indenture, dated as of July 31, 2015, between Millhill Holdings Ltd. and Wilmington Trust Company. Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2015.

4.4
Second Supplemental Indenture, dated as of July 31, 2015, between Endurance Specialty Holdings Ltd. and Wilmington Trust Company. Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 3, 2015.

10.1	Form of Long-Term Incentive Agreement **

10.2	2015 Employee Share Purchase Plan. Incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed on July 10, 2015.**

10.3	Montpelier Re Holdings Ltd. 2012 Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on August 3, 2015.**

10.4	Form of Restricted Share Unit Assumption Agreement. Incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on August 3, 2015.**

10.5	Form of Restricted Share Unit Assumption Agreement. Incorporated herein by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed on August 3, 2015.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as at September 30, 2015 (unaudited) and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURANCE SPECIALTY HOLDINGS LTD.

Date:	November 6, 2015	By:	/s/ John R. Charman
John R. Charman
Chief Executive Officer

Date:	November 6, 2015	By:	/s/ Michael J. McGuire
Michael J. McGuire
Chief Financial Officer (Principal Financial Officer)